Form 10-Q
period 2006-09-30
Southern National Bancorp of Virginia Inc
filed 2006-12-06
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

Commission File No. 001-33037

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia	20-1417448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1770 Timberwood Boulevard

Suite 100

Charlottesville, Virginia 22911

(Address of principal executive offices) (zip code)

(434) 973-5242

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act:

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

As of October 31, 2006, there were 3,500,000 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

September 30, 2006

INDEX

		PAGE
PART 1 - FINANCIAL INFORMATION

Item 1 -	Financial Statements
	Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	2
	Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005, the nine months ended September 30, 2006, and the period from inception at April 14, 2005 through September 30, 2005	3
	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2006 and for the period from inception at April 14, 2005 through September 30, 2005	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and for the period from inception at April 14, 2005 through September 30, 2005	5
	Notes to Consolidated Financial Statements	6- 13

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk	24-26

Item 4 -	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	27

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 5B -	Disclosure Regarding Nominating Committee Functions and Communications between Security Holders and Boards of Directors	28-29

Item 6 -	Exhibits	29

Signatures		30

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of
	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$1,023	$1,607
Interest-bearing deposits in other banks	469	56

Total cash and cash equivalents	1,492	1,663

Securities available for sale, at fair value	14,210	8,296

Securities held to maturity, at amortized cost	29,827	31,698

Loans, net of unearned income	105,947	75,031
Less allowance for loan losses	(1,386)	(1,020)

Net loans	104,561	74,011

Bank premises and equipment, net	2,764	2,924
Core deposit intangibles, net	2,665	3,024
Other assets	1,383	1,292

Total assets	$156,902	$122,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$6,775	$6,333
Interest-bearing deposits:
NOW accounts	4,138	6,244
Money market accounts	14,635	17,147
Savings accounts	2,314	2,373
Time deposits	87,290	45,166

Total interest-bearing deposits	108,377	70,930

Total deposits	115,152	77,263

Short-term borrowings	8,223	12,406
Other liabilities	606	926

Total liabilities	123,981	90,595

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 3,500,000 shares in all periods.	35	35
Surplus	34,537	34,537
Accumulated deficit	(1,628)	(2,256)
Accumulated other comprehensive loss	(23)	(3)

Total stockholders’ equity	32,921	32,313

Total liabilities and stockholders’ equity	$156,902	$122,908

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2006	For the Period From Inception at April 14, 2005 Through September 30, 2005
	2006	2005
	(Unaudited)		(Unaudited)	(Unaudited)
Interest and dividend income :
Interest and fees on loans	$2,130	$449	$5,551	$494
Interest on deposits in other banks	16	47	71	165
Interest and dividends on securities:	571	205	1,543	357

Total interest and dividend income	2,717	701	7,165	1,016

Interest expense:
Interest on deposits	1,226	105	2,845	139
Interest on short-term borrowings	79	12	303	12

Total interest expense	1,305	117	3,148	151

Net interest income	1,412	584	4,017	865

Provision for loan losses	80	433	366	760

Net interest income after provision for loan losses	1,332	151	3,651	105

Noninterest income:
Service charges on deposit accounts	23	4	79	6
Other service charges and fees	27	1	89	2

Total noninterest income	50	5	168	8

Noninterest expenses:
Salaries and benefits	527	417	1,556	760
Occupancy expenses	91	54	273	89
Furniture and equipment expenses	77	52	222	76
Organizational costs	—	—	—	1,212
Amortization of core deposit intangible	108	—	326	—
Other operating expenses	272	128	814	258

Total noninterest expenses	1,075	651	3,191	2,395

Income (loss) before income taxes	307	(495)	628	(2,282)
Income tax expense	—	—	—	—

Net income (loss)	$307	$(495)	$628	$(2,282)

Earnings (loss) per share, basic	$0.09	$(0.14)	$0.18	$(0.65)

Earnings (loss) per share, diluted	$0.09	$(0.14)	$0.18	$(0.65)

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND

FOR THE PERIOD FROM INCEPTION AT APRIL 14, 2005 THROUGH SEPTEMBER 30, 2005

(in thousands, except per share amounts)

	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss	Total
Balance - April 14, 2005	$—	$—	$—	$—		$—
Comprehensive loss:
Net loss			(2,282)		$(2,282)	(2,282)
Unrealized holding losses arising during the period				—	—	—

Total comprehensive loss					$(2,282)

Issuance of common stock (3,500,000 shares), net	35	34,537				34,572

Balance - September 30, 2005 (Unaudited)	$35	$34,537	$(2,282)	$—		$32,290

Balance - December 31, 2005	$35	$34,537	$(2,256)	$(3)		$32,313
Comprehensive income:
Net income			628		$628	628
Unrealized holding losses arising during the period (net of tax, $10)				(20)	(20)	(20)

Total comprehensive income					$608

Balance - September 30, 2006 (Unaudited)	$35	$34,537	$(1,628)	$(23)		$32,921

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30, 2006	For the Period From Inception at April 14, 2005 Through September 30, 2005
	(Unaudited)
Operating activities:
Net income (loss)	$628	$(2,282)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided (used) in operating activities:
Depreciation of bank premises and equipment	221	58
Amortization (accretion), net	313	(19)
Provision for loan losses	366	760
Other, net	(383)	(508)

Net cash and cash equivalents provided (used) in operating activities	1,145	(1,991)

Investing activities:
Purchases of securities available for sale	(6,969)	(4,066)
Proceeds from paydowns of securities available for sale	1,052	192
Purchases of securities held to maturity	(1,967)	(17,806)
Proceeds from paydowns of securities held to maturity	3,840	1,162
Net increase in loans	(30,916)	(42,329)
Purchases of bank premises and equipment	(61)	(1,183)

Net cash and cash equivalents used in investing activities	(35,022)	(64,030)

Financing activities:
Net increase in noninterest-bearing deposits	442	3,001
Net increase in interest-bearing deposits	37,447	18,115
Net increase (decrease) in short-term borrowings	(4,183)	11,327
Issuance of common stock, net of issuance costs	—	34,572

Net cash and cash equivalents provided by financing activities	33,706	67,015

Increase (decrease) in cash and cash equivalents	(171)	994
Cash and cash equivalents at beginning of period	1,663	—

Cash and cash equivalents at end of period	$1,492	$994

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$2,825	$120
Income taxes	$—	$—
Supplemental schedule of noncash investing and financing activities:
Unrealized loss on securities available for sale	$30	$—

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

1. ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank, N. A. (“Sonabank”) a national bank chartered on April 14, 2005, under the laws of the United States of America. The principal activities of Sonabank are to attract deposits and originate loans as permitted for federally chartered national banks under the laws of the United States of America. Sonabank conducts full-service banking operations in Charlottesville and Clifton Forge in Virginia.

The consolidated financial statements include the accounts of Southern National Bancorp of Virginia, Inc. and its subsidiary. Significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

2. MERGERS AND ACQUISITIONS

On July 10, 2006, SNBV signed a definitive Agreement and Plan of Merger with 1st Service Bank where, upon the closing of the merger agreement, 1st Service will merge with and into Sonabank. SNBV will pay a purchase price of 676,000 shares of its common stock (valued at $12.50 per share) and $4.6 million in cash for the acquisition. 1st Service is a federally chartered stock savings bank that operates three branch offices in Fairfax County, Virginia. As of September 30, 2006, 1st Service had approximately $128.3 million in assets, $75.4 million in deposits and $7.0 million in stockholders’ equity. We expect to complete this acquisition late in the fourth quarter of 2006.

3. STOCK- BASED COMPENSATION

Effective January 1, 2006, SNBV adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements.

Prior to adoption of SFAS No. 123R, SNBV accounted for the Incentive Stock Option Plan (“the Plan”) under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB Opinion No. 25, we did not reflect any stock-based compensation expense in net income, as all options granted under the SNBV Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant.

SNBV has a stock option plan adopted in 2004 that authorized the reservation of up to 275,000 shares of common stock and provided for the granting of incentive options to certain employees. Under the plans, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the plans may be subject to a graded vesting schedule.

All options granted under the Plan were fully vested as of December 31, 2005, and no options have been granted during the nine months ended September 30, 2006. Therefore, there has been no expense recognized during 2006. The following table details the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation during the period from inception at April 14, 2005 through December 31, 2005:

(in thousands except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2006	For the Period From Inception at April 14, 2005 Through September 30, 2005
	2006	2005
Net income (loss), as reported	$307	$(495)	$628	$(2,282)
Total stock-based compensation expense determined under fair value based method for all awards	—	(162)	—	(324)

Pro forma net income (loss)	$307	$(657)	$628	$(2,606)

Earnings( loss) per share:
Basic - as reported	$0.09	$(0.14)	$0.18	$(0.65)

Basic - pro forma	$0.09	$(0.19)	$0.18	$(0.74)

Diluted - as reported	$0.09	$(0.14)	$0.18	$(0.65)

Diluted - pro forma	$0.09	$(0.19)	$0.18	$(0.74)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected life	10 years
Expected volatility	11.45%
Risk-free interest rate	4.38%

A summary of changes in outstanding stock options during the nine months ended September 30, 2006 follows:

	Shares	Weighted Average Exercise Price
Options outstanding, December 31	164,750	$10.00
Granted	—	—
Forfeited	(12,000)	10.00
Exercised	—	—

Options outstanding, September 30	152,750	$10.00

The following table summarizes the options outstanding as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$10.00	152,750	8.7 yrs	$10.00	152,750	8.7 yrs	$10.00

4. ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses:

	For the Nine Months Ended September 30, 2006	For the Period From Inception at April 14, 2005 Through September 30, 2005
Balance, beginning of period	$1,020	$—
Provision charged to operations	366	760
Recoveries credited to allowance	—	—

Total	1,386	760
Loans charged off	—	—

Balance, end of period	$1,386	$760

5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit written are conditional commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $96 thousand as of September 30, 2006.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit is based on the contractual amount of these instruments. We use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, we do not require collateral or other security to support financial instruments with credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. At September 30, 2006, we had unfunded loan commitments approximating $27.8 million.

6. EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended September 30, 2006
Basic EPS	$307	3,500	$0.09
Effect of dilutive stock options	—	69	—

Diluted EPS	$307	3,569	$0.09

For the three months ended September 30, 2005
Basic EPS	$(495)	3,500	$(0.14)
Effect of dilutive stock options	—	—	—

Diluted EPS	$(495)	3,500	$(0.14)

For the nine months ended September 30, 2006
Basic EPS	$628	3,500	$0.18
Effect of dilutive stock options	—	69	—

Diluted EPS	$628	3,569	$0.18

For the period from April 14, 2005
through September 30, 2005
Basic EPS	$(2,282)	3,500	$(0.65)
Effect of dilutive stock options	—	—	—

Diluted EPS	$(2,282)	3,500	$(0.65)

6. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004) (referred to below as SFAS No. 123R), “Share-Based Payment,” in December 2004. SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions.) That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, and SNBV adopted the standard in the first quarter of fiscal 2006. The adoptions of this statement did not have a material effect on our consolidated financial statements.

AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (SOP 03-3), addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from the initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and does not apply to loans originated by the entity. The SOP prohibits carrying over or creation of valuation allowances in the initial accounting for loans acquired in a transfer. It is effective for loans acquired in fiscal years beginning after December 15, 2004. This new guidance had no material effect on our consolidated financial statements upon implementation.

In February 2006 FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” The primary objectives of this Statement with respect to Statement 133, “Accounting for Derivative Instruments and Hedging Activities,” are to:

a.	Simplify accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b.	Eliminate the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of Statement 133.

The primary objective of this Statement with respect to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” is to eliminate a restriction on the passive derivative instruments that a qualifying special- purpose entity (SPE) may hold. This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

In March 2006 FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The evaluation of an uncertain tax position in accordance with FIN 48 is a two-step process. The first step is recognition, which requires a determination whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) for that fiscal year. We are evaluating the applicability of FIN 48. Although that evaluation is not complete, we anticipate that the adoption of FIN 48 on January 1, 2007 will not have a material impact on our financial position.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. We have analyzed SAB 108 and determined that upon adoption it will have no impact on our reported results of operations or financial conditions.

In September 2006 FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement may change current practice. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. Early application of this Statement is encouraged. We are assessing the effect that SFAS No. 157 will have on our consolidated financial statements.

8. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities as September 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

				Estimated Fair Value
	Amortized Cost	Gross Unrealized
		Gains	(Losses)
September 30, 2006

Available for sale:
Collateralized mortgage obligations	$6,214	$—	$(50)	$6,164
Corporate Bonds	6,562	15	—	6,577
Federal Reserve Bank stock	1,020	—	—	1,020
Federal Home Loan Bank stock	449	—	—	449

	$14,245	$15	$(50)	$14,210

Held to maturity:
Mortgage-backed securities	$14,118	$—	$(260)	$13,858
U. S. Government Agency Securities	1,000	1	—	1,001
Collateralized mortgage obligations	14,709	13	(108)	14,614

	$29,827	$14	$(368)	$29,473

December 31, 2005

Available for sale:
Collateralized mortgage obligations	$7,213	$—	$(5)	$7,208
Federal Reserve Bank stock	1,020	—	—	1,020
Federal Home Loan Bank stock	68	—	—	68

	$8,301	$—	$(5)	$8,296

Held to maturity:
Mortgage-backed securities	$15,812	$—	$(142)	$15,670
Collateralized mortgage obligations	15,886	7	(1)	15,892

	$31,698	$7	$(143)	$31,562

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of SNBV to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of SNBV through readily saleable financial instruments. The portfolio includes mortgage-backed securities and collateralized mortgage obligations, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in an unrealized loss situation is the credit quality of the business behind the instrument. There are 12 securities totaling approximately $33.7 million in the portfolio that are considered temporarily impaired at September 30, 2006. The temporary impairment is caused by higher interest rates since the purchase of the securities and will reverse if interest rates decline in the future; conversely, the temporary impairment will increase if interest rates increase. The following tables present information regarding temporarily impaired securities as of September 30, 2006:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Available for sale:
Collateralized mortgage obligations	6,164	(50)	—	—	6,164	(50)

	$6,164	$(50)	$—	$—	$6,164	$(50)

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Held to maturity:
Mortgage-backed securities	$2,220	$(34)	$11,638	$(226)	$13,858	$(260)
Collateralized mortgage obligations	13,681	(108)	—	—	13,681	(108)

	$15,901	$(142)	$11,638	$(226)	$27,539	$(368)

9. SUBSEQUENT EVENT

On November 6, 2006, SNBV closed on the initial public offering of its common stock, $0.01 par value. The underwriter was FIG Partners, L.L.C. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement (Registration No. 333-136285) that was declared effective by the Securities and Exchange Commission on October 31, 2006. All 2,000,000 shares of common stock registered under the registration statement, including 214,000 shares of common stock covered by an over-allotment option granted to the underwriter, were sold at a price to the public of $14.00 per share. All of the shares of common stock were sold by us, and there were no selling stockholders in the offering. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds from the shares of common stock sold by us were $28.0 million. The aggregate net proceeds to us from the offering were approximately $26.4 million after deducting an aggregate of $866 thousand in underwriting commissions and an estimated $713 thousand in other expenses incurred in connection with the offering.

We intend to contribute most of the net proceeds of this offering to Sonabank to provide capital to support our internal asset growth as well as the asset growth expected to result from the three branches we will acquire in the merger with 1st Service. We also plan to open a new branch in Warrenton, Virginia, in the first quarter of 2007, which should generate additional growth, requiring additional capital. Until we use the proceeds, we will employ them temporarily to reduce our higher cost liabilities including institutional certificates of deposit. The precise amounts and timing of our use of the net proceeds will depend upon market conditions and the availability of other funds, among other factors.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report. Because our first nine months of operations (i.e., the period from inception at April 14, 2005 through September 30, 2005) was a partial calendar period, having less than the full number of business days as in subsequent calendar periods, and because during this period we were engaged in the commencement of its operations, we do not believe that a period-to-period comparison with the corresponding 2006 period is meaningful. Results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of results that may be attained for any other period.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” or other statements concerning opinions or judgment of the Company and its management about future events. Although we believe that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of SNBV will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits. We do not update any forward-looking statements that may be made from time to time by or on behalf of SNBV.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are in accordance with accounting principles generally accepted in the United States and with general practices within the banking industry. Management makes a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during periods presented. Different assumptions in the application of these methods or policies could result in material changes in our financial statements. As such, the following policies are considered “critical accounting policies” for us.

Allowance for Loan Losses

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the portfolio as of the balance sheet date. In assessing the adequacy of the allowance, we review the quality of, and risks in, loans in the portfolio. We also consider such factors as:

•	composition of the loan portfolio;

•	value and adequacy of the collateral;

•	current economic conditions;

•	our historical loan loss experience; and

•	other risk factors which management believes affect the allowance for loan losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our executive credit officer and presented to our board of directors on a monthly basis. We may determine, based on our analysis, which includes risk factors such as charge-off rates, past dues and loan growth, that our future loan loss provision needs to increase or decrease in order for us to maintain the allowance at a level sufficient to absorb inherent credit losses. If we become aware that any of these factors has materially changed, our estimate of credit losses in the loan portfolio and the related allowance could also change. The allowance consists of specific, general and unallocated components. The specific component relates to loans considered to be impaired. For such loans, a specific reserve is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component is established for unimpaired loans and its value is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

While it is our policy to charge off loans in the current period when a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Business Combinations

We use the purchase method of accounting for all business combinations in which we engage. For purchase acquisitions, we record the assets acquired, including identifiable intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. We have adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Management last reviewed our intangible assets in September 2006.

OVERVIEW

We commenced operations as the holding company for Sonabank in April 2005 and had our first profitable quarter in the period ended December 31, 2005.

In December 2005, we closed on the purchase of a branch in Clifton Forge where we acquired $42.5 million in deposits, $7.1 million in loans and $2.4 million in retail repurchase agreements as well as the branch banking center.

On July 10, 2006, we signed a definitive Agreement and Plan of Merger with 1st Service Bank where, upon the closing of the merger agreement, 1st Service will merge with and into Sonabank. SNBV will pay a purchase price of 676,000 shares of its common stock (valued at $12.50 per share) and $4.6 million in cash for the acquisition. 1st Service is a federally chartered stock savings bank that operates three branch offices in Fairfax County, Virginia. As of September 30, 2006, 1st Service had approximately $128.3 million in assets, $75.4 million in deposits and $7.0 million in stockholders’ equity. We expect to complete this acquisition late in the fourth quarter of 2006.

Because our first nine months of operations (i.e., the period from inception at April 14, 2005 through September 30, 2005) was a partial calendar period, having less than the full number of business days as in subsequent calendar periods, and because during this period we were engaged in the commencement of its operations, we do not believe that a period-to-period comparison with the corresponding 2006 period is meaningful.

RESULTS OF OPERATIONS

Net Income

For the third quarter of 2006, our net income was $307 thousand, or $0.09 per share (basic and diluted) compared to a net loss of $495 thousand, or $(0.14) per share (basic and diluted) for the same period in 2005.

For the nine months ended September 30, 2006, net income was $628 thousand, or $0.18 per share (basic and diluted) compared to a net loss of $2.3 million, or $(0.65) per share (basic and diluted) for the period from inception at April 14, 2005 through September 30, 2005. Organization costs during the period ending September 30, 2005 amounted to $1.2 million, and we recorded a provision for loan losses of $760 thousand. Noninterest income increased to $168 thousand for the nine months ended September 30, 2006, mainly due to fees on deposit and loan accounts.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the three months ended September 30, 2006 was $1.4 million compared to $584 thousand for the same period last year. Average interest-earning assets for the three months ended September 30, 2006 increased $98.8 million over the same period in 2005. Approximately $76.2 million of this growth was an increase in average loans, most of which was generated by our loan officers. Another $7.1 million in loans were acquired in the Clifton Forge branch purchase in December 2005. The average yield on interest-earning assets increased from

5.95% in 2005 to 7.41% in 2006 as average loan balances increased. Average interest-bearing liabilities for the three months ended September 30, 2006 increased $97.9 million compared to the same period in 2005. Approximately $92.5 million of this growth was an increase in deposits. We acquired $42.5 million in deposits in the Clifton Forge branch purchase in December 2005. The average cost of interest-bearing liabilities increased from 3.36% in 2005 to 4.64% in 2006. The interest rate spread for the three months ended September 30, 2006 increased from 2.59% to 2.77% compared to the same period last year. The net interest margin for the three months ended September 30, 2006 decreased to 3.85% from 4.96% compared to the same period last year, primarily because most of the growth in loans and investment securities has been funded with time deposits, and the ratio of the average balance of time deposits to average interest-earning assets has increased significantly. At the same time, the ratio of the average balances of noninterest-bearing demand deposits and stockholders’ equity to average interest-earning assets during 2006 has decreased compared to last year.

Net interest income for the nine months ended September 30, 2006 was $4.0 million compared to $865 thousand for the period from inception through September 30, 2005. Average interest-earning assets for the nine months ended September 30, 2006 increased $106.6 million over the period from inception in 2005. Approximately $80.7 million of this growth was an increase in average loans, most of which was generated by our loan officers. The average yield on interest-earning assets increased from 5.15% to 7.21% as average loan balances increased. Average interest-bearing liabilities for the nine months ended September 30, 2006 increased $93.2 million compared to the period from inception in 2005. Approximately $84.7 million of this growth was an increase in deposits. The average cost of interest-bearing liabilities increased from 3.26% to 4.23%. The net interest margin for the nine months ended September 30, 2006 decreased to 4.04% from 4.39% compared to the same period last year, primarily because most of the growth in loans and investment securities has been funded with time deposits, and the ratio of the average balance of time deposits to average interest-earning assets has increased significantly. At the same time, the ratio of the average balances of noninterest-bearing demand deposits and stockholders’ equity to average interest-earning assets during 2006 has decreased compared to last year.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Consolidated Balance Sheets and Net Interest Analysis For the Three-Month Periods Ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income	$99,315	$2,130	8.51%	$23,116	$449	7.71%
Investment securities	45,005	571	5.03%	17,984	205	4.52%
Other earning assets	1,190	16	5.33%	5,654	47	3.30%

Total earning assets	145,510	2,717	7.41%	46,754	701	5.95%

Allowance for loan losses	(1,327)			(494)
Total non-earning assets	7,350			2,141

Total assets	$151,533			$48,401

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$4,183	3	0.28%	$69	—	0.25%
Money market accounts	15,191	127	3.32%	9,220	73	3.14%
Savings accounts	2,357	3	0.50%	5	—	0.50%
Time deposits	83,432	1,093	5.20%	3,344	32	3.80%

Total interest-bearing deposits	105,163	1,226	4.63%	12,638	105	3.30%
Borrowings	6,538	79	4.79%	1,180	12	4.03%

Total interest-bearing liabilities	111,701	1,305	4.64%	13,818	117	3.36%

Noninterest-bearing liabilities:
Demand deposits	6,594			2,812
Other liabilities	517			197

Total liabilities	118,812			16,827
Stockholders’ equity	32,721			31,574

Total liabilities and stockholders’ equity	$151,533			$48,401

Net interest income		$1,412			$584

Interest rate spread			2.77%			2.59%
Net interest margin			3.85%			4.96%

	Average Consolidated Balance Sheets and Net Interest Analysis For the Nine-Month Period Ended September 30, 2006 and the Period From Inception at April 14, 2005 Through September 30, 2005
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income	$89,236	$5,551	8.32%	$8,527	$494	7.75%
Investment securities	41,835	1,543	4.93%	10,528	357	4.53%
Other earning assets	1,855	71	5.12%	7,296	165	3.02%

Total earning assets	132,926	7,165	7.21%	26,351	1,016	5.15%

Allowance for loan losses	(1,211)			(186)
Total non-earning assets	7,539			1,289

Total assets	$139,254			$27,454

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$5,663	10	0.24%	$59	—	0.25%
Money market accounts	15,664	353	3.01%	4,548	105	3.09%
Savings accounts	2,362	9	0.51%	2	—	0.50%
Time deposits	66,829	2,473	4.95%	1,190	34	3.82%

Total interest-bearing deposits	90,518	2,845	4.20%	5,799	139	3.20%
Borrowings	8,926	303	4.54%	398	12	4.03%

Total interest-bearing liabilities	99,444	3,148	4.23%	6,197	151	3.26%

Noninterest-bearing liabilities:
Demand deposits	6,872			1,195
Other liabilities	425			201

Total liabilites	106,741			7,593
Stockholders’ equity	32,513			19,861

Total liabilities and stockholders’ equity	$139,254			$27,454

Net interest income		$4,017			$865

Interest rate spread			2.97%			1.90%
Net interest margin			4.04%			4.39%

Provision for Loan Losses

The provision for loan losses is a current charge to earnings made in order to increase the allowance for loan losses to a level deemed appropriate by management based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other relevant factors. Our loan loss allowance is calculated by stratifying the loan portfolio by risk classifications and applying risk factors to each category. The risk factors are derived by considering relevant loss factors from 1992 to 1999 of banks headquartered in Virginia, with $500 million to $5.0 billion in assets, as well as applying management’s judgment.

The provisions for loan losses charged to operations for the nine months ended September 30, 2006, and for the period from inception at April 14, 2005 through September 30, 2005 were $366 thousand and $760 thousand, respectively. We have had no charge-offs since we commenced operations on April 14, 2005 through September 30, 2006. The provision for loan losses during the 2005 period was higher as a result of the growth of our loan portfolio and general economic conditions. It was not based on any particular loan.

Noninterest Income

Noninterest income for the three months ended September 30, 2006 totaled $50 thousand compared to $5 thousand for the same period in 2005. Noninterest income for the nine months ended September 30, 2006 totaled $168 thousand compared to $8 thousand for the period from inception at April 14, 2005 through September 30, 2005. Noninterest income consists of fees and service charges on deposit accounts and other fees such as late charges on loans, ATM fees and debit card fees. The increase in noninterest income is a result of the growth in deposit and loan accounts.

Noninterest Expense

Noninterest expense for the third quarter 2006 increased by $424 thousand from a year ago, and for first nine months of 2006 noninterest expenses increased by $796 thousand compared to the period from inception at April 14, 2005 through September 30, 2005. Approximately $259 thousand of the quarterly increase and $783 thousand of the increase for the nine month period is attributable to the Clifton Forge acquisition. Organization expenses were $1.2 million during the period from inception at April 14, 2005 through September 30, 2005, and the fact that this period has fewer business days than the nine months ended September 30, 2006 makes a comparison of the two periods less meaningful.

Salaries and benefits increased by $110 thousand for the three months ended September 30, 2006 compared to the same period last year. For the nine months ended September 30, 2006, salaries and benefits increased by $796 thousand over the period from inception through September 30, 2005. This increase is related directly to staff additions to accommodate our growth including the Clifton Forge acquisition. As of September 30, 2006, we had 32 full time equivalent employees compared to 22 full time equivalent employees at September 30, 2005. We expect to increase our full time equivalent employees to 48 upon the closing of the 1st Service merger and anticipate a concomitant increase in salaries and benefits as a result.

Our occupancy expense increased by $37 thousand for the quarter ended September 30, 2006 compared to the same quarter a year ago. For the nine months ended September 30, 2006, occupancy expenses increased by $184 thousand over the period from inception through September 30, 2005. The increase over the 2005 periods reflects the Clifton Forge branch acquisition and the opening of our administrative office in Warrenton, Virginia.

Furniture and equipment expense increased by $25 thousand for the quarter ended September 30, 2006 compared to the same quarter a year ago. For the nine months ended September 30, 2006, furniture and equipment expenses increased by $146 thousand over the period from inception through September 30, 2005. The increase over the 2005 periods reflects the Clifton Forge branch acquisition and the opening of our administrative office in Warrenton, Virginia.

A core deposit intangible asset of $2.7 million as of September 30, 2006 is being amortized over its estimated useful life of seven years. We acquired this asset as part of the Clifton Forge branch purchase in December 2005. The amortization expense for the quarter and the nine months ended September 30, 2006 was $108 thousand and $326 thousand, respectively.

Other operating expenses increased by $144 thousand for the quarter ended September 30, 2006 compared to the same quarter a year ago. For the nine months ended September 30, 2006, other operating expenses increased by $556 thousand over the period from inception through

September 30, 2005. These expenses consist of telephone, professional fees, data processing fees, the Virginia franchise tax, and other fees. The Virginia franchise tax expense was $159 thousand for the nine months ended September 30, 2006, and we were not subject to the tax last year. The increase in other expenses was due to the higher costs of operating two branches and the increase in the number of deposit accounts.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $156.9 million at September 30, 2006, as compared to $122.9 million at December 31, 2005 and $64.9 million at September 30, 2005. Our asset growth has been funded by deposit growth, primarily with time deposits. Loans, net of unearned income have increased by $30.9 million since December 31, 2005, and by $63.6 million since September 30, 2005. Loan growth has been concentrated in the commercial real estate and construction portfolios.

As of September 30, 2006, total deposits were $115.2 million compared to $77.3 million and $21.1 million as of December 31, 2005 and September 30, 2005, respectively. The growth was attributable to the Clifton Forge branch purchase and an increase in brokered certificates of deposit. We acquired $42.5 million in December 2005 with the purchase of the Clifton Forge branch. Brokered certificates of deposit were $58.3 million at September 30, 2006, compared to $17.7 million and $5.1 million at December 31, 2005 and September 30, 2005, respectively.

Liquidity and Funds Management

The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and available-for-sale investment securities. In addition, we maintain lines credit from the Federal Home Loan Bank of Atlanta and utilize securities sold under agreements to repurchase from approved securities dealers and retail customers.

We prepare a monthly cash flow report which forecasts weekly cash needs and availability for the coming three months, based on forecasts of loan closings from our pipeline report and other factors. Management anticipates that future funding requirements will be met from the normal sources of funds.

Loan Portfolio

The following table summarizes the composition of our loan portfolio as of September 30, 2006, December 31, 2005, and September 30, 2005:

	As of
	September 30, 2006	December 31, 2005
Mortgage loans on real estate:
Commercial	$55,066	$41,644
Construction, land and other loans	26,143	15,978
Residential 1-4 family	7,442	7,814
Multi- family residential	631	—
Equity lines of credit	2,869	1,125

Total real estate loans	92,151	66,561

Commercial Loans	12,330	6,720
Consumer Loans	1,824	2,011

Gross loans	106,305	75,292

Less unearned income on loans	358	261

Loans, net of unearned income	$105,947	$75,031

Asset Quality

We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

We maintain appraisals on loans secured by real estate, particularly those categorized as non-performing loans and potential problem loans. In instances where appraisals reflect reduced collateral values, we make an evaluation of the borrower’s overall financial condition to determine the need, if any, for possible write-down to their net realizable values. We record other real estate owned at the lower of our recorded investment in the loan or fair value less our estimated costs to sell.

Our loss and delinquency experience on our loan portfolio has been limited by a number of factors, including our underwriting standards and the relatively short period of time since the loans were originated. Whether our loss and delinquency experience in the area of our portfolio will increase significantly depends upon the value of the real estate securing loans and economic factors such as increases in unemployment as well as the overall economy of the region.

We had no loans past due for 90 days or more or non-performing assets at September 30, 2006.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at September 30, 2006	Actual Ratio at December 31, 2005
SNBV
Tier 1 risk-based capital ratio	4.00%	N/A	24.68%	32.81%
Total risk-based capital ratio	8.00%	N/A	25.81%	33.96%
Leverage ratio	4.00%	N/A	20.33%	35.38%
Sonabank
Tier 1 risk-based capital ratio	4.00%	6.00%	24.64%	32.76%
Total risk-based capital ratio	8.00%	10.00%	25.77%	33.90%
Leverage ratio	4.00%	5.00%	20.30%	35.32%

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged primarily in the business of investing funds obtained from deposits and borrowings into interest-earning loans and investments. Consequently, our earnings depend to a significant extent on our net interest income, which is the difference between the interest income on loans and other investments and the interest expense on deposits and borrowing. To the extent that our interest-bearing liabilities do not reprice or mature at the same time as our interest-earning assets, we are subject to interest rate risk and corresponding fluctuations in net interest income. We have employed asset/liability management policies that seek to manage our interest income, without having to incur unacceptable levels of credit or investment risk.

We use a duration gap of equity approach to manage our interest rate risk, and we review quarterly interest sensitivity reports prepared for us by FTN Financial using the Sendero ALM Analysis System. This approach uses a model which generates estimates of the change in our market value of portfolio equity (MVPE) over a range of interest rate scenarios. MVPE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates and deposit decay rates.

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of September 30, 2006 and December 31, 2005:

	Sensitivity of Market Value of Portfolio Equity As of September 30, 2006
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$33,200	$(1,844)	-5.26%	21.16%	100.85%
Up 200	33,902	(1,142)	-3.26%	21.61%	102.98%
Up 100	34,544	(500)	-1.43%	22.02%	104.93%
Base	35,044	—	0.00%	22.33%	106.45%
Down 100	35,204	160	0.46%	22.44%	106.93%
Down 200	34,979	(65)	-0.19%	22.29%	106.25%
Down 300	34,584	(460)	-1.31%	22.04%	105.05%

Change in Interest Rates in Basis Points (Rate Shock)	Sensitivity of Market Value of Portfolio Equity As of December 31, 2005
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$33,687	$(1,453)	-4.13%	27.41%	104.25%
Up 200	34,238	$(902)	-2.57%	27.86%	105.96%
Up 100	34,719	$(421)	-1.20%	28.25%	107.45%
Base	35,140	$—	0.00%	28.59%	108.75%
Down 100	35,170	$30	0.09%	28.61%	108.84%
Down 200	34,696	$(444)	-1.26%	28.23%	107.37%
Down 300	34,056	$(1,084)	-3.08%	27.71%	105.39%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2006 and December 31, 2005 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

Change in Interest Rates in Basis Points (Rate Shock)	Sensitivity of Net Interest Income As of September 30, 2006
	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$6,607	$102	4.36%	0.07%
Up 200	6,581	76	4.34%	0.05%
Up 100	6,557	52	4.33%	0.04%
Base	6,505	—	4.29%	0.00%
Down 100	6,389	(116)	4.22%	-0.07%
Down 200	6,145	(360)	4.06%	-0.23%
Down 300	5,890	(615)	3.90%	-0.39%

Change in Interest Rates in Basis Points (Rate Shock)	Sensitivity of Net Interest Income As of December 31, 2005
	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$5,101	212	4.40%	0.18%
Up 200	5,031	142	4.34%	0.12%
Up 100	4,959	70	4.28%	0.06%
Base	4,889	—	4.22%	0.00%
Down 100	4,716	(173)	4.07%	-0.15%
Down 200	4,442	(447)	3.84%	-0.38%
Down 300	4,099	(790)	3.54%	-0.68%

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in MVPE requires the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although the MVPE tables and Sensitivity of Net Interest Income tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net worth and net interest income.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

While SNBV and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business, there are no proceedings pending, or to management’s knowledge, threatened, against SNBV or Sonabank at this time.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 6, 2006, SNBV closed on the initial public offering of its common stock, $0.01 par value. The underwriter was FIG Partners, L.L.C. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement (Registration No. 333-136285) that was declared effective by the Securities and Exchange Commission on October 31, 2006. All 2,000,000 shares of common stock registered under the registration statement, including 214,000 shares of common stock covered by an over-allotment option granted to the underwriter, were sold at a price to the public of $14.00 per share. All of the shares of common stock were sold by us, and there were no selling stockholders in the offering. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds from the shares of common stock sold by us were $28.0 million. The aggregate net proceeds to us from the offering were approximately $26.4 million after deducting an aggregate of $866 thousand in underwriting commissions and an estimated $713 thousand in other expenses incurred in connection with the offering.

We intend to contribute most of the net proceeds of this offering to Sonabank to provide capital to support our internal asset growth as well as the asset growth expected to result from the three branches we will acquire in the merger with 1st Service. We also plan to open a new branch in Warrenton, Virginia, in the first quarter of 2007, which should generate additional growth, requiring additional capital. Until we use the proceeds, we will employ them temporarily to reduce higher cost liabilities including institutional certificates of deposit. The precise amounts and timing of our use the net proceeds will depend upon market conditions and the availability of other funds, among other factors.

ITEM 5B - DISCLOSURE REGARDING NOMINATING COMMITTEE FUNCTIONS AND COMMUNICATIONS BETWEEN SECURITY HOLDERS AND BOARDS OF DIRECTORS

On August 17, 2006, the Board of Directors of SNBV adopted resolutions to amend the Bylaws to provide a means to permit nominations of directors and the bringing of new business before the annual meeting of stockholders by stockholders of SNBV. The amendments are set forth in Exhibit A and Exhibit B as follows:

EXHIBIT A

NEW ARTICLE II, SECTION 2.16

2.16. Proposals. At an annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board, (b) otherwise properly brought before the meeting by or at the direction of the Board or (c) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder’s notice must be delivered to or mailed and received at the principal executive offices of the Corporation not later than 90 days prior to the anniversary date of the immediately preceding annual meeting. A stockholder’s notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting, (b) the name and address, as they appear on the Corporation’s books, of the stockholder proposing such business, (c) the class and number of shares of the Corporation which are owned of record or beneficially owned by the stockholder, and (d) any material interest of the stockholder in such business. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at an annual meeting except in accordance with the procedures set forth in this Article II, Section 2.16. The chairman of an annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Article II, Section 2.16, and if she should so determine, she shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted. This provision is not a limitation on any other applicable laws and regulations.

At a special meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before a special meeting, business must be specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board or such other person or persons as are authorized to call special meetings of stockholders of the Corporation pursuant to Article II, Section 2.4 of these Bylaws.

EXHIBIT B

NEW ARTICLE IV, SECTION 4.15

4.15. Nominations of Directors. Subject to the rights of holders of any class or series of stock having a preference over the common stock as to dividends or upon liquidation, nominations for the election of directors may be made by the Board or a committee appointed by the Board or by any stockholder entitled to vote generally in an election of directors. However, any stockholder entitled to vote generally in an election of directors may nominate one or more persons for election as directors at a meeting only if written notice of such stockholder’s intent to make such nomination or nominations has been timely given to the Secretary of the Corporation.

To be timely, a stockholder’s notice must be delivered to or mailed and received at the principal executive offices of the Corporation not later than (i) 90 days prior to the anniversary date of the immediately preceding annual meeting, and (ii) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the tenth day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and (e) the consent of each nominee to serve as a director of the Corporation if so elected. The chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedures.

ITEM 6 - EXHIBITS

(a) Exhibits.

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc. (Registrant)

December 6, 2006	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

December 6, 2006	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer