Form 10-K
period 2006-12-31
Southern National Bancorp of Virginia Inc
filed 2007-03-21
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33037

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-1417448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

1770 Timberwood Boulevard

Suite 100

Charlottesville, Virginia 22911

(Address or principal executive offices) (Zip code)

(434) 973-5242

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	Nasdaq Capital Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                            Accelerated filer  ☐                            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $19,921,000.

The number of shares of common stock outstanding as of March 9, 2007 was 6,180,449.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2007 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Form 10-K.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-K

i

PART I

Item 1.—Business

Overview

Southern National Bancorp of Virginia, Inc. (“SNBV”), a Virginia corporation, is the holding company for Sonabank, a nationally chartered commercial bank. We opened Sonabank’s first branch on April 14, 2005. We are headquartered in our Charlottesville, Virginia branch, at 1770 Timberwood Boulevard in the Forest Lakes Shopping Center. We also have a loan production office at 230 Court Square in Charlottesville. Our administrative offices and a loan production office are located at 550 Broadview Avenue in Warrenton, Virginia, where we expect to open a full service branch in the second quarter of 2007. We also have executive offices in Georgetown, Washington D.C. where senior management is located.

In December 2005, we closed on the purchase of the First Community Bancorp, Inc. branch in Clifton Forge, Virginia. Clifton Forge has proven to be an attractive source of Small Business Administration (SBA) loans for which we are an approved SBA “Preferred” lender.

As of the close of business on December 1, 2006, we completed the acquisition of 1st Service Bank, which operated three branch offices in Fairfax County, Virginia. These branches are located in McLean, Reston and Fairfax in Northern Virginia. Sonabank and 1st Service’s staff have extensive lending and depository relationships in Northern Virginia, and we expect the combined institution will capitalize on those relationships.

On November 6, 2006, SNBV completed the initial public offering of its common stock, $0.01 par value. All 2,000,000 shares of common stock registered in the offering, including 214,000 shares of common stock covered by an over- allotment option granted to the underwriter, were sold at a price to the public of $14.00 per share for net proceeds of $26.4 million.

General

Our principal business is the acquisition of deposits from the general public through our branch offices and deposit intermediaries and the use of these deposits to fund our loan and investment portfolios. We seek to be a full service community bank that provides a wide variety of financial services to our middle market corporate clients as well as to our retail clients. We are an active commercial lender, have been designated as a “Preferred SBA Lender” and participate in the Virginia Small Business Financing Authority lending program. In addition, we are an active residential construction lender and offer our retail clients permanent residential mortgage loan alternatives. We also invest funds in mortgage-backed securities, securities sold with an agreement to repurchase, reverse repurchase agreements and securities issued by agencies of the federal government.

The principal sources of funds for our lending and investment activities are deposits, amortization and repayment of loans, proceeds from the sales of loans, prepayments from mortgage-backed securities, repayments of maturing investment securities, Federal Home Loan Bank advances and other borrowed money.

Principal sources of revenue are interest and fees on loans and investment securities, as well as fee income derived from the maintenance of deposit accounts. Our principal expenses include interest paid on deposits and advances from the Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings, and operating expenses.

Available Information

SNBV files annual, quarterly and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”). These reports are posted and are available at no cost on our website, www.sonabank.com, through the Investor Relations link, as soon as reasonably practicable after we file such documents with the SEC. Our filings are also available through the SEC’s website at www.sec.gov.

Lending Activities

Our primary strategic objective is to serve small to medium-sized businesses in our market with a variety of unique and useful services, including a full array of commercial mortgage and non-mortgage loans. These loans include commercial real estate loans, construction to permanent loans, development and builder loans, accounts receivable financing, lines of credit, equipment and vehicle loans, leasing, and commercial overdraft protection. We strive to do business in the areas served by our branches, which is also where our marketing is focused, and the vast majority of our loan customers are located in existing market areas. Virtually all of our loans are from Virginia, Maryland, West Virginia, or Washington D.C. The Small Business Administration may from time to time come to us because of our reputation and expertise as an SBA lender and ask us to review a loan outside of our core counties but within our market area. Prior to making a loan, we obtain loan applications to determine a borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations.

The following is a discussion of each of the major types of lending:

Commercial Real Estate Lending

Permanent. Commercial real estate lending includes loans for permanent financing and construction. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we finance. It has been our experience that borrowers whose assets consist entirely of real estate, especially development projects, are particularly sensitive to real estate market cycles. In the event of a slowdown in the real estate market, real estate projects may come under pressure at the same time and the liquidity of the borrower may be strained. At December 31, 2006, our commercial real estate loans for permanent financing totaled $69.3 million.

Our underwriting guidelines for commercial real estate loans reflect all relevant credit factors, including, among other things, the income generated from the underlying property to adequately service the debt, the availability of secondary sources of repayment and the overall creditworthiness of the borrower. In addition, we look to the value of the collateral, while maintaining the level of equity invested by the borrower.

All valuations on property which will secure loans are performed by independent outside appraisers who are reviewed by our executive vice president of risk management and reported annually to our credit committee. We retain a valid lien on real estate and obtain a title insurance policy that insures the property is free of encumbrances.

Construction. We recognize that construction loans for commercial, multifamily and other non-residential properties can involve risk due to the length of time it may take to bring a finished real estate product to market. As a result, we will only make these types of loans when pre-leasing or pre-sales or other credit factors suggest that the borrower can carry the debt if the anticipated market and property cash flow projections change during the construction phase.

Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2006, we had $35.8 million of construction, land and development loans.

Construction loan borrowers are generally pre-qualified for the permanent loan by us. We obtain a copy of the contract with the general contractor who must be acceptable to us. All plans, specifications and surveys must include proposed improvements. We review feasibility studies and sensitivity and risk analyses showing sensitivity of the project to variables such as interest rates, vacancy rates, lease rates and operating expenses for income producing properties and copies of any previous environmental site assessments, if applicable.

Commercial Business Lending

These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2006, our commercial business loans totaled $19.6 million.

In general, commercial business loans involve more credit risk than residential mortgage loans and real estate-backed commercial loans and, therefore, usually yield a higher return to us. The increased risk for commercial business loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans will be serviced principally from the operations of the business, and that those operations may not be successful. Historical trends have shown that these types of loans do have higher delinquencies than mortgage loans. Because of this, we often utilize the SBA 7(a) program (which guarantees the repayment of up to 85% of the principal and accrued interest to us) to reduce the inherent risk associated with commercial business lending.

Another way that we reduce risk in the commercial loan portfolio is by taking accounts receivable as collateral. Our accounts receivable financing facilities, which provide a relatively high yield with considerable collateral control, are lines of credit under which a company can borrow up to the amount of a borrowing base which covers a certain percentage of the company’s receivables. From our customer’s point of view, accounts receivable financing is an efficient way to finance expanding operations because borrowing capacity expands as sales increase. Customers can borrow from 75% to 90% of qualified receivables. In most cases, the borrower’s customers pay us directly. For borrowers with a good track record for earnings and quality receivables, we will consider pricing based on an increment above the prime rate for transactions in which we lend up to a percentage of qualified outstanding receivables based on reported aging of the receivables portfolio.

We also actively pursue for our customers equipment lease financing opportunities other than on-road rolling stock. We provide financing and use a third party to service the leases. Payment is derived from the cash flow of the borrower, so credit quality may not be any lower than it would be in the case of an unsecured loan for a similar amount and term.

SBA Lending

We have developed an expertise in the federally guaranteed SBA program. The SBA program is an economic development program which finances the expansion of small businesses. We are a Preferred Lender in the Washington D.C. and Richmond Districts of the SBA. As an SBA Preferred lender, our pre-approved status allows us to quickly respond to customers’ needs. Under the SBA program, we originate and fund SBA 7(a) loans which qualify for guarantees up to 85% of principal and accrued interest. We also originate 504 chapter loans in which we generally provide 50% of the financing, taking a first lien on the real property as collateral.

We provide SBA loans to potential borrowers who are proposing a business venture, often with existing cash flow and a reasonable chance of success. We do not treat the SBA guarantee as a substitute for a borrower meeting our credit standards, and except for minimum capital levels or maximum loan terms, the borrower must meet our other credit standards as applicable to loans outside the SBA process.

Residential Mortgage Lending

Permanent. Residential mortgage loans are secured by single-family homes. We make fixed and adjustable rate first mortgage loans on residential properties with terms up to 30 years. We offer second mortgages in conjunction with our own mortgages or those of other lenders. In the case of conventional loans, we typically lend up to 80% of the appraised value of single-family residences and require mortgage insurance for loans exceeding that amount. At December 31, 2006, we had $73.7 million of permanent residential mortgage loans including home equity lines of credit.

We retain a valid lien on real estate and obtain a title insurance policy that insures the property is free of encumbrances. We also require hazard insurance and flood insurance for all loans secured by real property if the real property is in a flood plain as designated by the Department of Housing and Urban Development. We also require most borrowers to advance funds on a monthly basis from which we make disbursements for items such as real estate taxes, private mortgage insurance and hazard insurance.

Construction. We typically make single family residential construction loans to builders/developers in our market areas. Construction loans generally have interest rates of prime plus one to two percent and fees of one to three points, loan-to-value ratios of 80% or less based on current appraisals and terms of generally nine months or less. In substantially all cases, when we make a residential construction loan to a builder, the residence is pre-sold. All plans, specifications and surveys must include proposed improvements. Borrowers must evidence the capacity to service the debt.

Consumer Lending

We offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of his gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2006, we had $2.9 million of consumer loans.

Credit Approval and Collection Policies

Because future loan losses are so closely intertwined with our underwriting policy, we have instituted what management believes is a stringent loan underwriting policy. Our underwriting guidelines are tailored for particular credit types, including lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, real estate loans, SBA loans, stand-by letters or credit and unsecured loans. We will make extensions of credit based, among other factors, on the potential borrower’s creditworthiness, likelihood of repayment and proximity to market areas served.

We have a standing Credit Committee comprised of certain of our officers, each of whom has a defined lending authority in combination with other officers. These individual lending authorities are determined by our chief executive officer and certain directors and are based on the individual’s technical ability and experience. These authorities must be approved by our board of directors and our credit committee. Our credit committee is comprised of four levels of members: junior, regular, senior, and executive, based on experience. Our executive members are Ms. Derrico and Messrs. Porter and Stevens. (See “Management.”) Under our loan approval process, the sponsoring loan officer’s approval is required on all credit submissions. This approval must be included in or added to the individual and joining authorities outlined below. The sponsoring loan officer is primarily responsible for the customer’s relationship with us, including, among other things, obtaining and maintaining adequate credit file information. We require each loan officer to maintain loan files in an order and detail that would enable a disinterested third party to review the file and determine the current status and quality of the credit.

In addition to approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one senior or one executive member must approve all loans in the amount of $100,000 or more. All three of the executive members of the committee must approve all loans of $1 million or more. Regardless of the number of approvals needed, we encourage each member not to rely on another member’s approval as a basis for approval and to treat his approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is limited to 15% of our unimpaired capital and surplus. As of December 31, 2006, our lending limit was approximately $7.9 million, although we have no loans to one borrower that approach our legal lending limit to date.

The following collection actions are the minimal procedures which management believes are necessary to properly monitor past due loans and leases. When a borrower fails to make a payment, we contact the borrower in person, in writing or on the telephone. At a minimum, all borrowers are notified by mail when payments of principal and/or interest are 10 days past due. Real estate and commercial loan borrowers are assessed a late charge when payments are 10-15 days past due. Customers are contacted by a loan officer before the loan becomes 60 days delinquent. After 90 days, if the loan has not been brought current or an acceptable arrangement is not worked out with the borrower, we will institute measures to remedy the default, including commencing foreclosure action with respect to mortgage loans and repossessions of collateral in the case of consumer loans.

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned account until it is sold. These assets are carried at the lower of cost or the fair value net of estimated selling costs. To the extent there is a decline in value, that amount is charged to operating expense. At December 31, 2006, we had no other real estate owned.

Special Products and Services

To complement our array of loans, we also provide the following special products and services to our commercial customers:

Cash Management Services

Cash Management services are offered that enable the Bank’s business customer to maximize the efficiency of their cash management. Specific products offered in our cash management services program include the following:

•	Investment/sweep accounts

•	Wire Transfer services

•	Employer Services/Payroll processing services

•	Zero balance accounts

•	Night depository services

•	Web Lockbox services (third party)

•	Depository transfers

•	Merchant services (third party)

•	ACH originations

•	Business debit cards

•	Controlled disbursement accounts

•	SONA In-House (Check 21 processing)

Three of the products listed above are described in-depth below.

•

SONA In-House/Check 21: SONA In-House is ideal for landlords, property managers, medical professionals, and any other businesses that accept checks. Sonabank is a market leader in banking technology, and has created SONA In-House to empower its business customers. Now the customers of Sonabank can have total control over how, when, and where their checks will be deposited. SONA In-House uses the new Check Truncation technology outlined by the “Check Clearing for the 21st Century Act”, passed in October 2004 (Check 21). This act allows banks to have a universal technique for processing checks. With Check Truncation, paper checks can now be converted to electronic images and processed between participating banks, vastly speeding up the check clearing process. SONA In-House passes on the benefits of Check Truncation directly to Sonabank’s business customers.

•

Web Lockbox Services: Sonabank will open a lockbox in the customer’s name, retrieve incoming checks, and deposit them directly into the customer’s account. The images of the checks will then be available to view online. This makes bookkeeping for the customer fast and easy, and because Sonabank is checking the lockbox daily, funds will often be available sooner. Big businesses have been using lockboxes for decades as a cash management tool. Now Sonabank is making this service cost effective for all small and medium sized businesses as well.

•	Employer Services: Sonabank will provide its business clients with software that allows them to generate ACH payroll transactions to their employees’ accounts.

•	Other Consumer/Retail Products and Services. Other products and services that are offered by the Bank are primarily directed toward the individual customer and will include the following:

•	Debit cards

•	ATM services

•	Travelers Checks

•	Savings bonds

•	Money Orders

•	Notary service

•	Wire transfers

•	Telephone banking

•	Online banking with bill payment services

Competition

The banking business is highly competitive, and our profitability depends principally on our ability to compete in the market areas in which our banking operations are located. We experience substantial competition in attracting and retaining savings deposits and in lending funds. The primary factors we encounter in competing for savings deposits are convenient office locations and rates offered. Direct competition for savings deposits comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. The primary factors we encounter in competing for loans include, among others, interest rate and loan origination fees and the range of services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies. We have been able to compete effectively with other financial institutions by:

•	emphasizing customer service and technology;

•	by establishing long-term customer relationships and building customer loyalty; and

•	by providing products and services designed to address the specific needs of our customers.

Employees

At December 31, 2006, we had 50 full-time equivalent employees, four of whom were executive officers. Management considers its relations with its employees to be good. Neither we nor Sonabank are a party to any collective bargaining agreement.

SUPERVISION AND REGULATION

The business of SNBV and the Bank are subject to extensive regulation and supervision under federal banking laws and other federal and state laws and regulations. In general, these laws and regulations are intended for the protection of the customers and depositors of the Bank and not for the protection of SNBV or its shareholders. Set forth below are brief descriptions of selected laws and regulations applicable to SNBV and the Bank. These descriptions are not intended to be a comprehensive description of all laws and regulations to which SNBV and the Bank are subject or to be complete descriptions of the laws and regulations discussed. The descriptions of statutory and regulatory provisions are qualified in their entirety by reference to the particular statutes and regulations. Changes in applicable statutes, regulations or regulatory policy may have a material effect on SNBV, the Bank and their business.

The Bank Holding Company Act of 1956

Under the Bank Holding Company Act of 1956, as amended (BHCA), SNBV is subject to periodic examination by the Federal Reserve Board and required to file periodic reports regarding its operations and any additional information that the FRB may require. Our activities at the bank holding company level will be limited to:

•	banking, managing or controlling banks;

•	furnishing services to or performing services for our bank subsidiary; and

•	engaging in other activities that the FRB has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the FRB has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser. SNBV does not currently plan to perform any of these activities, but may do so in the future.

With some limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the FRB before: (i) acquiring substantially all the assets of any bank; (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or (iii) merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the BHCA and the Change in Bank Control Act, together with their regulations, require FRB approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (GLBA), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the FRB determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the FRB, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although SNBV has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, SNBV may elect to do so in the future.

Insurance of Deposits. The Bank’s deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor ($250,000 for certain retirement accounts). Under deposit insurance reform legislation which became effective in February 2006, deposit insurance coverage will be increased for inflation every five years beginning in 2011. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. Any insured bank which is not operated in accordance with, or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer or employee of such bank engaging in unsafe and unsound practices including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

In February 2006, the Federal Deposit Insurance Reform Act of 2005 (“Deposit Reform Act”) was enacted. The Deposit Reform Act, among other things, consolidates the Bank Insurance Fund and Savings Association Insurance Fund into the DIF, establishes a range for reserves levels for the DIF of 1.15% to 1.50% and creates a mechanism for raising the ceiling on deposit insurance coverage to reflect future inflation. The FDIC has adopted final regulations with respect to the Deposit Reform Act effective as of January 1, 2007. Under the new deposit insurance assessment system, the FDIC will evaluate each institution’s risk, and therefore its assessment rate, based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for large institutions that have them. The FDIC assessment rates effective January 1, 2007 range from 0.05% to 0.43% of deposits. The FDIC also set the designated reserve ratio for the DIF at 1.25% of estimated insured deposits.

Interstate Banking and Branching. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. For example, as a bank headquartered in Virginia, SNBV may acquire a bank or branch in Maryland, but it cannot simply establish a branch in Maryland. After a bank has acquired a branch in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Safety and Soundness. The federal banking agencies, including the OCC and the FDIC have implemented rules and guidelines concerning standards for safety and soundness required in accordance with Section 39 of the Federal Deposit Insurance Act. In general, the standards relate to (i) operational and managerial matters; (ii) asset quality and earnings; and (iii) compensation. If an insured national bank fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the OCC specifying the steps it will take to correct the deficiency. In the event that an insured bank fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the OCC, Section 39 of the FDIA provides that the OCC must order the institution to correct the deficiency and may:

•	restrict asset growth;

•	require the institution to increase its ratio of tangible equity to assets;

•	restrict the rates of interest that the bank may pay; or

•	take any other action that would better carry out the purpose of prompt corrective action.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any bank holding company or national bank which violates the law, engages in an unsafe or unsound banking practice or which is about to engage in an unsafe and unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken. Under the policies of the FRB, SNBV is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where SNBV might not do so otherwise.

Capital Requirements. Each of the OCC and the FRB has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, SNBV and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

•	the Total Risk-Based Capital ratio, which is the total of Tier 1 Risk-Based Capital and Tier 2 Capital;

•	the Tier 1 Risk-Based Capital ratio; and

•	the leverage ratio.

Under these regulations, a national bank will be:

•

“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a leverage ratio of 4% or greater—or 3% in certain circumstances—and is not well capitalized;

•

“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8% or greater, a Tier 1 Risk-Based Capital ratio of less than 4% (or 3% in certain circumstances), or a leverage ratio of less than 4% (or 3% in certain circumstances);

•	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of tangible assets.

The risk-based capital standards of each of the OCC and the FRB explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the OCC and the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized bank as adequately capitalized and may require an adequately capitalized bank or an undercapitalized bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized bank as critically undercapitalized).

The OCC and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring a new election of directors, and requiring the dismissal of directors and officers.

Payment of Dividends. SNBV is a legal entity separate and distinct from Sonabank. The principal sources of SNBV’s cash flow, including cash flow to pay dividends to its stockholders, are dividends that Sonabank pays to its sole shareholder, SNBV. Statutory and regulatory limitations apply to Sonabank’s payment of dividends to us as well as to SNBV’s payment of dividends to its stockholders.

The policy of the Federal Reserve Board that a bank holding company should serve as a source of strength to its subsidiary banks also results in the position of the Federal Reserve Board that a bank holding company should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of its bank subsidiary or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength. Since the Bank is a de novo institution, it has no plans to pay dividends to SNBV until after April 15, 2008.

Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus ten percent of its net income for the preceding four quarters in the case of an annual dividend or ten percent of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

The ability of SNBV to pay dividends is also subject to the provisions of Virginia law. The payment of dividends by SNBV and Sonabank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Because we are a legal entity separate and distinct from our subsidiary Sonabank, our right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, arising as a result of their status as shareholders, including any depository institution holding company (such as us) or any shareholder or creditor thereof.

Change of Control. State and federal law restricts the amount of voting stock of a bank that a person may acquire without obtaining the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of financial institutions are less likely to benefit from the rapid increases in stock prices that often result from tender offers or similar efforts to acquire control of other companies.

Under the federal Change in Bank Control Act and its regulations, a person or group must give advance notice to the OCC before acquiring control of any national bank. Upon receipt of such notice, the OCC may either approve or disapprove the acquisition. Federal law creates a rebuttable presumption of control if a member or group acquires 10% or more of a bank’s voting stock and if one or more other factors are present.

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (“GLBA”) was signed into law on November 12, 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a “satisfactory” Community Reinvestment Act rating.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law. Under the new law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLBA adopts a system of functional regulation under which the FRB is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the OCC for national bank affiliates, the SEC for securities affiliates, and state insurance regulators for insurance affiliates. It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Exchange Act. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.” Additionally, the new law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The new law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are stricter than those contained in the act.

Privacy

Under the GLBA, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. Sonabank has established policies and procedures to assure our compliance with all privacy provisions of the GLBA.

Consumer Credit Reporting

On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the FCRA Amendments) became effective in 2004.

The FCRA Amendments include, among other things:

•

requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•

for entities that furnish information to consumer reporting agencies (which would include Sonabank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the opt-out), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of SNBV is currently sharing consumer information with any other affiliate for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on us.

Anti-Terrorism and Money Laundering Legislation

Sonabank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 (the USA PATRIOT Act), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control (the OFAC). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. Sonabank has established a customer identification program under Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures intended to comply with the foregoing rules.

Virginia Law. Certain state corporation laws may have an anti-takeover affect. Virginia law restricts transactions between a Virginia corporation and its affiliates and potential acquirers. The following discussion summarizes the two Virginia statutes that may discourage an attempt to acquire control of SNBV.

Virginia Code Sections 13.1-725 – 727.1 govern “Affiliated Transactions.” These provisions, with several exceptions discussed below, require approval by the holders of at least two-thirds of the remaining voting shares of material acquisition transactions between a Virginia corporation and any holder of more than 10% of any class of its outstanding voting shares. Affiliated Transactions include mergers, share exchanges, material dispositions of corporate assets not in the ordinary course of business, any dissolution of the corporation proposed by or on behalf of an interested shareholder, or any reclassification, including a reverse stock split, recapitalization, or merger of the corporation with its subsidiaries which increases the percentage of voting shares owned beneficially by any 10% shareholder by more than 5%.

For three years following the time that a shareholder becomes an owner of 10% of the outstanding voting shares, a Virginia corporation cannot engage in an Affiliated Transaction with that shareholder without approval of two-thirds of the voting shares other than those shares beneficially owned by that shareholder, and majority approval of the disinterested directors. A disinterested director is a member of the company’s board of directors who was (i) a member on the date the shareholder acquired more than 10%, and (ii) recommended for election by, or was elected to fill a vacancy and received the affirmative vote of, a majority of the disinterested directors then on the board. At the expiration of the three-year period, the statute requires approval of Affiliated Transactions by two-thirds of the voting shares other than those beneficially owned by the 10% shareholder.

The principal exceptions to the special voting requirement apply to transactions proposed after the three-year period has expired and require either that the transaction be approved by a majority of the corporation’s disinterested directors or that the transaction satisfies the fair-price requirement of the statute. In general, the fair-price requirement provides that in a two-step acquisition transaction, the 10% shareholder must pay the shareholders in the second step either the same amount of cash or the same amount and type of consideration paid to acquire the Virginia corporation’s shares in the first step.

None of the foregoing limitations and special voting requirements applies to a transaction with any 10% shareholder whose acquisition of shares taking him or her over 10% was approved by a majority of the corporation’s disinterested directors.

These provisions were designed to deter certain takeovers of Virginia corporations. In addition, the statute provides that, by affirmative vote of a majority of the voting shares other than shares owned by any 10% shareholder, a corporation can adopt an amendment to its articles of incorporation or bylaws providing that the Affiliated Transactions provisions shall not apply to the corporation. SNBV “opted out” of the Affiliated Transactions provisions when it incorporated.

Virginia law also provides that shares acquired in a transaction that would cause the acquiring person’s voting strength to meet or exceed any of the three thresholds (20%, 33 1/3% or 50%) have no voting rights for those shares exceeding that threshold, unless granted by a majority vote of shares not owned by the acquiring person. This provision empowers an acquiring person to require the Virginia corporation to hold a special meeting of shareholders to consider the matter within 50 days of the request. SNBV also “opted out” of this provision at the time of its incorporation.

Federal Reserve Monetary Policy. The Bank will be directly affected by government monetary and fiscal policy and by regulatory measures affecting the banking industry and the economy in general. The actions of the FRB as the nation’s central bank can directly affect the money supply and, in general, affect the lending activities of banks by increasing or decreasing the cost and availability of funds. An important function of the FRB is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the FRB to implement this objective are open market operations in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Reserve Requirements. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2006, the first $7.8 million will be exempt from reserve requirements. A 3.0% reserve ratio will be assessed on net transaction accounts over $7.8 million to and including $48.3 million. A 10.0% reserve ratio will be applied to net transaction accounts in excess of $48.3 million. These percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Section 23B applies to “covered transactions” as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same, or at least favorable, to the bank as those provided to nonaffiliates.

Loans to Insiders. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and to entities controlled by any of the foregoing, may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The OCC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000.00 or 5.0% of capital and surplus (up to $500,000.00). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons. Further, Section 402 of the Sarbanes-Oxley Act of 2002, with certain exceptions, prohibits loans to directors and executive officers.

Community Reinvestment Act. Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination. The Bank has not yet been examined for Community Reinvestment Act compliances by the OCC.

Fair Lending; Consumer Laws. In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

The foregoing is only a brief summary of certain statutes, rules, and regulations that may affect SNBV and the Bank. Numerous other statutes and regulations also will have an impact on the operations of SNBV and the Bank. Supervision, regulation and examination of banks by the regulatory agencies are intended primarily for the protection of depositors, not shareholders.

Future Regulatory Uncertainty. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, SNBV fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Item 1A.—Risk Factors

We have a limited operating history, which makes it difficult to predict our future prospects and financial performance.

We have only been operating as the holding company for Sonabank since April 14, 2005. While we have financial statements for the full year ended December 31, 2006, our financial statements for the year ended December 31, 2005 reflect only eight months of operations, during which we spent part of our initial capitalization to fund our start-up costs. Due to this limited operating history, it may be difficult to evaluate our business prospects.

We rely, in part, on external financing to fund our operations and the unavailability of such funds in the future could adversely affect our growth strategy and prospects.

Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital, possible acquisitions and other general corporate purposes.

We do not anticipate that our retail and commercial deposits will be sufficient to meet our funding needs in the foreseeable future. We therefore rely on deposits obtained through intermediaries, FHLB advances, securities sold under agreements to repurchase and other wholesale funding sources to obtain the funds necessary to implement our growth strategy.

To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our commercial real estate, construction and small business loan portfolios have significant type and geographic concentrations and an economic slowdown or depressed residential real estate market in our primary markets could be detrimental to our financial condition.

A substantial portion of our commercial real estate, construction and business loans are to customers located in Albemarle County and several counties in Northern Virginia including Fairfax County. We anticipate that our business in Northern Virginia will increase substantially as a result of the merger. In addition, we have loan concentrations in certain types of loans, including land subdivision, lessors of non-residential buildings and new home builders. All of these loans are secured by real estate in these markets.

Deterioration in economic conditions in these markets or in the housing market could have a material adverse effect on the quality of these portfolios and the demand for our products and services. In addition, during periods of economic recession, we may experience a decline in collateral values and an increase in delinquencies. Accordingly, the ultimate collectability of a substantial portion of our commercial loan portfolio is susceptible to economic changes in these markets. A significant downturn in the commercial or residential real estate market in these areas would be detrimental to our financial condition.

In addition, if any of these developments were to result in losses that materially and adversely affected Sonabank’s capital, we and Sonabank might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.

A significant portion of our loan portfolio is comprised of loans secured by either commercial real estate or single family homes which are under construction. At December 31, 2006, approximately 89% of our loans had real estate as a component of collateral. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides an alternate source of repayment in the event of default may deteriorate in value during the term of the loan. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio should the real estate market in Virginia turn downward.

Our business strategy includes strategic growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We completed the acquisition of 1st Service Bank in December 2006. We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies such as the continuing need for infrastructure and personnel, the time and costs inherent in integrating a series of different operations and the ongoing expense of acquiring and staffing new banks or branches. We may not be able to expand our presence in our existing markets or successfully enter new markets and any expansion could adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. There can be no assurance of success or the availability of branch or bank acquisitions in the future.

A loss of our executive officers could impair our relationship with our customers and adversely affect our business.

Many community banks attract customers based on the personal relationships that the banks’ officers and customers establish with each other and the confidence that the customers have in the officers. As a relatively new enterprise, we depend on the performance of Ms. Georgia S. Derrico, chairman and chief executive officer, and R. Roderick Porter, who is the president of SNBV and Sonabank, respectively. Ms. Derrico is a well-known banker in our market areas, having operated a successful financial institution there for more than 18 years prior to founding SNBV and Sonabank. We do not have an employment agreement with either individual. The loss of the services of either of these officers or their failure to perform management functions in the manner anticipated by our board of directors could have a material adverse effect on our business. Our success will be dependent upon the board’s ability to attract and retain quality personnel, including these officers. We have attempted to reduce our risk by entering into a change in control agreement that includes a non-competition covenant with Ms. Derrico and Mr. Porter.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

The majority of our assets and liabilities are monetary in nature and subject us to significant risk from changes in interest rates. Fluctuations in interest rates are not predictable or controllable. Like most financial institutions, changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities. Based on our analysis of the interest rate sensitivity of our assets, an increase in the general level of interest rates may negatively affect the market value of the portfolio equity, but will positively affect our net interest income since most of our assets have floating rates of interest that adjust fairly quickly to changes in market rates of interest. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan and mortgage-backed securities portfolios, and our overall results.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in the Charlottesville, Virginia and northern Virginia market areas. The local economic conditions in both of these areas have a significant impact on the loans that we make to our borrowers, the ability of our borrowers to repay these loans, and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance.

In recent years, there has been a proliferation of government contracting, technology and communication businesses in northern Virginia. The last recession in those industries had a significant adverse impact on a number of those businesses. While we do not have significant credit exposure to these businesses, the recession in these industries could have a negative impact on local economic conditions and real estate collateral values generally, which could negatively affect our profitability.

Item 1B. —Unresolved Staff Comments

SNBV does not have any unresolved staff comments to report for the year ended December 31, 2006.

Item 2.—Properties

The following table sets forth the date opened or acquired, ownership status and the total deposits, not including brokered deposits for each of our banking locations as of December 31, 2006:

Location	Date Opened or Acquired	Owned or Leased	Deposits (in thousands)
Home Office and Branch:
1770 Timberwood Boulevard	April 2005	Leased	$18,363
Charlottesville, Virginia 22911

Branch Offices:
511 Main Street	December 2005	Owned	$39,800
Clifton Forge, Virginia 24442

6830 Old Dominion Drive	December 2006	Leased	$72,355
McLean, Virginia 22101

11527 Sunrise Valley Drive	December 2006	Leased	$8,259
Reston, Virginia 20191

10855 Fairfax Boulevard	December 2006	Leased	$1,436
Fairfax, Virginia 22030

Loan Production Offices:
230 Court Square	March 2005	Leased	NA
Charlottesville, Virginia 22902

2217 Princess Anne Street	April 2005	Leased	NA
Fredericksburg, Virginia 22401

550 Broadview Avenue	September 2005	Leased	NA
Warrenton, Virginia 20186

Executive Offices:
1002 Wisconsin Avenue	April 2005	Leased	NA
Washington, D.C. 20007

Item 3.—Legal Proceedings

While SNBV and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business, there are no proceedings pending, or to management’s knowledge, threatened, against SNBV or Sonabank as of December 31, 2006.

Item 4.—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On November 6, 2006, SNBV closed on the initial public offering of its common stock, $0.01 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement (Registration No. 333-136285) that was declared effective by the Securities and Exchange Commission on October 31, 2006. The shares of common stock were sold at a price to the public of $14.00 per share.

SNBV’s common stock is traded on the Nasdaq Capital Market under the symbol “SONA”. Our common stock began trading on the Nasdaq Capital Market in November 2006.

There were 6,180,449 shares of our common stock outstanding at the close of business on March 9, 2006, which were held by 352 shareholders of record.

During the period from November 1, 2006 and December 31, 2006, the high and low sales prices of our common stock were $17.03 and $15.35, respectively. Further, during such period no dividends have been declared or paid.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2006, the Company had outstanding stock options granted under its Stock Option Plan, which is approved by the Company’s shareholders. The following table provides information as of December 31, 2006 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	152,750	$10.00	122,250
Equity compensation plans not approved by security holders	—	—	—

Total	152,750	$10.00	122,250

Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on the Company’s Common Stock for the period from November 1, 2006, when the Common Stock was first listed on the Nasdaq Capital Market, to December 31, 2006, with the cumulative total return of the Russell 2000 Index (“Russell Index”) and the SNL Bank and Thrift Index (“SNL Index”) for the same period. Dividend reinvestment has been assumed. The Stock Performance Graph assumes $100 invested on November 1, 2006 in the Company’s Common Stock, the Russell Index and the SNL Index. The historical stock price performance for the Company’s Common Stock shown on the graph below is not necessarily indicative of future stock performance.

Composite of Cumulative Total Return

Southern National Bancorp of Virginia, Inc.,

the Russell 2000 Index and

the SNL Bank and Thrift Index

Southern National Bancorp of Virginia, Inc.

	Period Ending
Index	11/01/06	11/13/06	11/25/06	12/07/06	12/19/06	12/31/06
Southern National Bancorp of Virginia, Inc.	100.00	110.75	110.75	108.47	107.49	108.14
Russell 2000	100.00	102.73	105.42	105.47	104.16	104.98
SNL Bank and Thrift Index	100.00	101.42	101.29	101.36	104.44	104.72

Source: SNL Financial LC, Charlottesville, VA© 2007

Item 6.—Selected Financial Data

The following table sets forth selected financial data for SNBV as of December 31, 2006 and 2005, and for the year ended December 31, 2006 and the period from inception at April 14, 2005 through December 31, 2005:

	2006	2005
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$10,784	$2,395
Interest expense	4,860	605

Net interest income	5,924	1,790
Provision for loan losses	546	1,020

Net interest income after provision for loan losses	5,378	770
Noninterest income	263	51
Noninterest expenses	4,632	3,077

Income (loss) before income taxes	1,009	(2,256)
Income tax expense	—	—

Net income (loss)	$1,009	$(2,256)

Per Share Data:
Earnings (loss) per share—Basic	$0.26	$(0.64)
Earnings (loss) per share—Diluted	$0.26	$(0.64)
Book value per share	$11.04	$9.23
Tangible book value per share	$8.50	$8.37
Weighted average shares outstanding—Basic	3,859,048	3,500,000
Weighted average shares outstanding—Diluted	3,930,535	3,500,000
Shares outstanding at end of period	6,180,449	3,500,000

Selected Performance Ratios and Other Data:
Return on average assets	0.65%	(5.35%)
Return on average equity	2.74%	(9.89%)
Yield on earning assets	7.29%	5.88%
Cost of funds	4.44%	3.58%
Cost of funds including non-interest bearing deposits	4.15%	3.17%
Net interest margin	4.01%	4.40%
Efficiency ratio (1)	74.87%	167.14%
Net charge-offs to average loans	0.21%	0.00%
Allowance for loan losses to total loans	1.33%	1.36%
Stockholders’ equity to total assets	23.48%	26.29%
Tangible stockholders’ equity to total tangible assets	19.10%	24.43%

Financial Condition:
Total assets	$290,574	$122,908
Total loans, net of unearned income	204,544	75,031
Total deposits	215,804	77,263
Stockholders’ equity	68,227	32,313

(1)	Efficiency ratio is calculated by dividing noninterest expense into the sum of net interest income plus noninterest income, excluding any gains/losses on sales of securities.

Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report. Because our first year of operations (i.e., the period from inception at April 14, 2005 through December 31, 2005) was a partial calendar period, having less than the full number of business days as in subsequent calendar periods, and because during this period we were engaged in the commencement of operations, we do not believe that a period-to-period comparison with the corresponding 2006 period is meaningful.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Allowance for Loan Losses

The allowance for loan losses is established and maintained at levels management and the board of directors deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the portfolio as of the balance sheet date. In assessing the adequacy of the allowance, we review the quality of, and risks in, loans in the portfolio. We also consider such factors as:

•	composition of the loan portfolio;

•	value and adequacy of the collateral;

•	current economic conditions;

•	historical loan loss experience; and

•	other known internal and external factors that affect collectability as of the report date.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our executive credit officer and presented to our board of directors for review and approval on at least a quarterly basis. We may determine, based on our analysis, which includes risk factors such as charge-off rates, past dues, portfolio composition and loan growth, that our future loan loss provision needs to increase or decrease in order for us to maintain the allowance at a level sufficient to absorb inherent credit losses. If we become aware that any of these factors has materially changed, our estimate of credit losses in the loan portfolio and the related allowance could also change. The allowance consists of specific, general and unallocated components. The specific component relates to loans considered to be impaired. For such loans, a specific reserve is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component is established for unimpaired loans and its value is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that affect management’s estimate of probable losses.

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

In December 2005, we closed on the purchase of a branch in Clifton Forge where we acquired $42.5 million in deposits, $7.1 million in loans and $2.4 million in retail repurchase agreements as well as the branch banking center and other assets in the amount of $2.2 million. As part of the purchase price allocation, Sonabank recorded $3.1 million in core deposit intangibles. The core deposit intangible assets are being amortized over 7 years.

On November 6, 2006, SNBV closed on the initial public offering of its common stock, $0.01 par value. All 2,000,000 shares of common stock registered in the offering, including 214,000 shares of common stock covered by an over- allotment option granted to the underwriter, were sold at a price to the public of $14.00 per share. The aggregate gross proceeds from the shares of common stock sold by SNBV were $28.0 million. The aggregate net proceeds to SNBV from the offering were approximately $26.4 million after deducting an aggregate of $866 thousand in underwriting commissions and $713 thousand in other expenses incurred in connection with the offering.

SNBV contributed most of the net proceeds of this offering to Sonabank to provide capital to support its internal asset growth as well as the asset growth expected to result from the three branches acquired in the merger with 1st Service. We also plan to open a new branch in Warrenton, Virginia, in the second quarter of 2007, which should generate additional growth, requiring additional capital. The excess net proceeds have been temporarily employed to reduce our higher cost liabilities including institutional certificates of deposit. The precise amounts and timing of our use of the net proceeds will depend upon market conditions and the availability of other funds, among other factors.

As of the close of business on December 1, 2006, we completed the acquisition of 1st Service Bank, which operated three branch offices in Fairfax County, Virginia. 1st Service Bank transactions have been included in our financial results since December 1, 2006. The fair value of the assets acquired as of December 1, 2006 were approximately $115.8 million including $107.1 million in loans, of which approximately $17 million were securitized by the end of December 2006, and reflected on the balance sheet as investment securities. We also acquired approximately $78.9 million in deposits. We also recorded $2.1 million in core deposit intangibles, and goodwill totaled approximately $10.4 million. The core deposit intangible asset for this acquisition is being amortized over 7 years.

Total assets were $290.6 million as of December 31, 2006, up from $122.9 million as of December 31, 2005. Of the growth in assets, $117.7 million was attributable to the acquisition of 1st Service. Net loans receivable grew from $74.0 million at the end of 2005 to $201.8 million at the end of 2006 with $90.1 million of the loan growth resulted from loans brought over from 1st Service. Of 1st Service’s loans at the time of closing, $74.8 million were single family residential loans. Between December 1, 2006 and the end of the year, Sonabank securitized with FNMA approximately $17 million of 1st Service’s loans and as of year end those loans were reflected on the balance sheet as securities. The loan growth during the year not associated with the 1st Service acquisition was $39.4 million.

Non-interest bearing deposits increased from $6.3 million at December 31, 2005, to $19.2 million at December 31, 2006, primarily as a result of acquiring $11.6 million of non-interest bearing deposits from 1st Service Bank.

Interest bearing deposits rose from $70.9 million at December 31, 2005, to $196.6 million as of December 31, 2006. Of this increase, $67.3 million was acquired in the merger with 1st Service and $60.3 million was due to our increasing our brokered deposits in part to reduce 1st Service’s more expensive borrowed funds.

RESULTS OF OPERATIONS

Net Income

For the year ended December 31, 2006, net income was $1.0 million, or $0.26 per share (basic and diluted) compared to a net loss of $2.3 million, or $(0.64) per share (basic and diluted) for the period from inception at April 14, 2005 through December 31, 2005. Organization costs during the period ending December 31, 2005 amounted to $1.2 million, and we recorded a provision for loan losses of $1.0 million. Noninterest income increased to $263 thousand for the year ended December 31, 2006, compared to $51 thousand for the period from inception at April 14, 2005 through December 31, 2005, mainly due to fees on deposit and loan accounts.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the year ended December 31, 2006 was $5.9 million compared to $1.8 million for the period from inception through December 31, 2005. Average interest-earning assets for the year ended December 31, 2006 increased $107.1 million over the period from inception in 2005. Approximately $81.4 million of this growth was an increase in average loans, most of which was generated by our loan officers. Since the 1st Service merger occurred December 1, 2006, the effect on the average balance of loans for 2006 was not significant. The average yield on interest-earning assets increased from 5.88% to 7.29% as average loan balances increased. Average interest-bearing liabilities for the year ended December 31, 2006 increased $92.6 million compared to the period from inception in 2005. Approximately $85.4 million of this growth was an increase in deposits. We acquired $42.5 million in deposits in the Clifton Forge branch purchase in December 2005. This affected the average balance of deposits in 2006, but did not significantly affect the average for 2005. The average cost of interest-bearing liabilities increased from 3.58% to 4.44%. The interest rate spread for the year ended December 31, 2006 increased from 2.31% to 2.86% compared to the period from inception last year. The net interest margin for the year ended December 31, 2006 decreased to 4.01% from 4.40% compared to the period from inception last year, primarily because most of the growth in loans and investment securities has been funded with time deposits, and the ratio of the average balance of time deposits to average interest-earning assets has increased significantly, from 18.4% during 2005 to 51.0% during 2006. At the same time, the ratio of the average balances of noninterest-bearing demand deposits and stockholders’ equity to average interest-earning assets during 2006 has decreased compared to last year.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated. No tax equivalent adjustments have been made, and all average balances are daily average balances.

Average Consolidated Balance Sheets and Net Interest

Analysis For the Year

Ended December 31, 2006 and the Period From Inception

at April 14, 2005 Through December 31, 2005

	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income	$101,411	$8,465	8.35%	$20,053	$1,534	7.65%
Investment securities	43,446	2,165	4.98%	14,461	667	4.61%
Other earning assets	2,980	154	5.17%	6,202	194	3.13%

Total earning assets	147,837	10,784	7.29%	40,716	2,395	5.88%

Allowance for loan losses	(1,360)			(345)
Intangible assets	3,301			17
Other non-earning assets	4,852			1,778

Total assets	$154,630			$42,166

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$5,545	14	0.25%	$522	1	0.26%
Money market accounts	16,772	553	3.30%	6,479	200	3.09%
Savings accounts	2,406	13	0.53%	184	1	0.51%
Time deposits	75,341	3,826	5.08%	7,504	312	4.16%

Total interest-bearing deposits	100,064	4,406	4.40%	14,689	514	3.50%
Borrowings	9,453	454	4.80%	2,241	91	4.06%

Total interest-bearing liabilities	109,517	4,860	4.44%	16,930	605	3.58%

Noninterest-bearing liabilities:
Demand deposits	7,666			2,170
Other liabilities	577			262

Total liabilities	117,760			19,362
Stockholders’ equity	36,870			22,804

Total liabilities and stockholders’ equity	$154,630			$42,166

Net interest income		$5,924			$1,790

Interest rate spread			2.85%			2.30%
Net interest margin			4.01%			4.40%

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates:

Change in Interest Income and Expense

For the Year Ended December 31, 2006 and the

Period From Inception

at April 14, 2005 Through December 31, 2005

	Increase (Decrease) in Interest Income and Expense Due to Change in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$6,779	$152	$6,931
Investment securities	1,440	58	1,498
Other earning assets	157	(197)	(40)

Total interest-earning assets	8,376	13	8,389

Interest-bearing liabilities:
NOW accounts	13	(0)	13
Money market accounts	338	15	353
Savings accounts	12	0	12
Time deposits	3,430	84	3,514

Total interest-bearing deposits	3,793	98	3,892
Borrowings	343	20	363

Total interest-bearing liabilities	4,137	118	4,255

Change in net interest income	$4,239	$(105)	$4,134

The change in interest, due to both rate and volume, has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses is a current charge to earnings made in order to increase the allowance for loan losses to a level deemed appropriate by management based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectablity. Our loan loss allowance is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment. The risk factors are determined by considering the net loss experience from 1992 to 1999 of commercial banks headquartered in Virginia, with $1.0 billion to $10.0 billion in assets, as well as applying management’s judgment.

The provisions for loan losses charged to operations for the year ended December 31, 2006, and for the period from inception at April 14, 2005 through December 31, 2005 were $546 thousand and $1.0 million, respectively. We had charge-offs totaling $214 thousand during the year ended December 31, 2006, and we had no charge-offs since we commenced operations on April 14, 2005 through December 31, 2005. The provision for loan losses during the 2005 period was higher as a result of the growth of our loan portfolio and general economic conditions. It was not based on the impairment of any particular loan or loans.

Noninterest Income

Noninterest income for the year ended December 31, 2006 totaled $263 thousand compared to $51 thousand for the period from inception at April 14, 2005 through December 31, 2005. Noninterest income consists of fees and service charges on deposit accounts and other fees such as late charges on loans, ATM fees and debit card fees. The increase in noninterest income is a result of the growth in deposit and loan accounts.

Noninterest Expense

Noninterest expense for the year ended December 31, 2006 increased by $1.6 million compared to the period from inception at April 14, 2005 through December 31, 2005. Approximately $1.0 million of the increase is attributable to the Clifton Forge acquisition in December 2005. Approximately $118 thousand is attributable to the operation of the three branches acquired in the 1st Service Bank merger in December 2006. Organization expenses were $1.2 million during the period from inception at April 14, 2005 through December 31, 2005, and the fact that this period has fewer business days than the year ended December 31, 2006 makes a comparison of the two periods less meaningful.

For the year ended December 31, 2006, salaries and benefits increased by $1.2 million over the period from inception through December 31, 2005. This increase is related directly to staff additions to accommodate our growth including the Clifton Forge acquisition and the 1st Service Bank merger. As of December 31, 2006, we had 50 full time equivalent employees compared to 29 full time equivalent employees at December 31, 2005.

Our occupancy expense increased by $262 thousand for the year ended December 31, 2006 compared to the period from inception through December 31, 2005. The increase over the 2005 periods reflects the Clifton Forge branch acquisition, the opening of our administrative office in Warrenton, Virginia, and the 1st Service Bank merger.

Furniture and equipment expense increased by $168 thousand for the year ended December 31, 2006 compared to the period from inception through December 31, 2005. The increase over the 2005 periods also reflects the Clifton Forge branch acquisition, the opening of our administrative office in Warrenton, Virginia, and the 1st Service Bank merger.

Amortization of core deposit intangibles was $458 thousand during 2006, of which $434 thousand was related to the Clifton Forge acquisition and $24 thousand was related to the 1st Service Bank merger. During 2005, amortization of core deposit intangibles was $36 thousand since the Clifton Forge branch was not acquired until December 2005.

For the year ended December 31, 2006, other operating expenses increased by $710 thousand over the period from inception through December 31, 2005. These expenses consist of telephone, professional fees, data processing fees, the Virginia franchise tax, and other fees. The Virginia franchise tax expense was $211 thousand for the year ended December 31, 2006, and we were not subject to the tax in 2005. The increase in other expenses was due to the higher costs of operating two branches for the full year, the cost of operating the three branches acquired in the 1st Service Bank merger for one month, and the increase in the number of deposit accounts.

FINANCIAL CONDITION

Loan Portfolio

Loans, net of unearned income, grew from $75.0 million at the end of 2005 to $204.5 million at the end of 2006 with $90.1 million of the loan growth resulting from loans acquired from 1st Service. Of 1st Service’s loans at the time of closing, $74.8 million were single family residential loans. Between December 1, 2006 and the end of the year, Sonabank securitized with FNMA approximately $17 million of 1st Service’s loans and as of year end those loans were reflected on the balance sheet as securities. The loan growth during the year not associated with the 1st Service acquisition was $39.4 million.

Loan growth occurred in all categories aided by strong demand for commercial real estate loans and commercial and residential construction loans. Commercial real estate loans grew 66.5% from $41.7 million at December 31, 2005 to $69.3 million at December 31, 2006. During the same period construction and development loans grew 124.2% from $16.0 million to $35.8 million, and non-real estate commercial loans grew 191.4% from $6.7 million to $19.6 million. Residential mortgage loans increased from $7.8 million to $63.1 million, and equity lines of credit grew from $1.1 million to $10.5 million during 2006 primarily because of the 1st Service acquisition.

Our commercial real estate loan portfolio finances a wide variety of investor and owner-occupied commercial properties. Many of the loans in this portfolio are enhanced by U. S. government guarantees under a variety of Small Business Administration (“SBA”) loan programs. The 504 loan program is used to finance long-term fixed assets, primarily real estate and heavy equipment and gives borrowers access to up to 90% financing for a project. SBA 7(a) loans may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory and in some instances, working capital and debt refinancing. The SBA guarantees up to 85% of the loan balance in the 7(a) program, and start-up businesses are eligible to participate in the program. During 2006 we closed loans totaling $3.5 million through the SBA’s 7(a) program and $4.9 million under the SBA’s 504 program.

The following table summarizes the composition of our loans, net of unearned income as of December 31, 2006 and December 31, 2005:

	2006		2005
	Amount	Percent	Amount	Percent
	(in thousands)
Mortgage loans on real estate:
Commercial	$69,338	33.8%	$41,644	55.3%
Construction, land and other loans	35,822	17.5%	15,978	21.2%
Residential 1-4 family	63,141	30.8%	7,814	10.4%
Multi- family residential	3,720	1.8%	—	0.0%
Equity lines of credit	10,509	5.1%	1,125	1.5%

Total real estate loans	182,530	89.0%	66,561	88.4%
Commercial loans	19,581	9.6%	6,720	8.9%
Consumer loans	2,861	1.4%	2,011	2.7%

Gross loans	204,972	100.0%	75,292	100.0%
Less unearned income on loans	428		261

Loans, net of unearned income	$204,544		$75,031

As of December 31, 2006, substantially all of our loans were to customers located in Virginia. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

The following table sets forth the contractual maturity ranges of the commercial business and construction loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2006:

	December 31, 2006
	One Year or Less	After 1 Year Through 5 Years		After 5 Years		Total
		Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
Real estate construction	$16,585	$198	$17,013	$—	$2,026	$35,822
Commercial and industrial	9,057	3,613	936	473	5,502	19,581

Total	$25,642	$3,811	$17,949	$473	$7,528	$55,403

Past Due Loans and Non-performing Assets

We will generally place a loan on non-accrual status when it becomes 90 days past due. Loans will also be placed on non-accrual status in cases where we believe the borrower cannot satisfy the contractual terms of the loan agreement with respect to principal and interest. Cash payments received while a loan is categorized as non-accrual will be recorded as a reduction of principal as long as doubt exists as to ultimate collectability of contractual principal and interest.

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

Our loss and delinquency experience on our loan portfolio has been limited by a number of factors, including our underwriting standards and the relatively short period of time since the loans were originated. Whether our loss and delinquency experience will increase significantly depends upon market factors affecting the value of our collateral and the financial strength of our borrowers.

At December 31, 2006, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) totaled $7.5 million, and the valuation allowance related to impaired loans was $200 thousand at December 31 2006. Of the total impaired loans, $4.3 million were acquired in the 1st Service Bank merger and were written down to net realizable value at the time of the acquisition. Therefore, no valuation allowance exists for those loans. There were no impaired loans as of December 31, 2005. The average investment in impaired loans during the year ended December 31, 2006 was $610 thousand. There were no non-accrual loans at December 31, 2006 and 2005, and there were no loans past due 90 days or more and accruing interest at December 31, 2006 and 2005.

Allowance for Loan Losses

We are very focused on the asset quality of our loan portfolio, both before and after the loan is made. We have established underwriting standards that have proven to be effective in maintaining high credit quality in our loan portfolio. We have experienced loan officers who take personal responsibility for the loans they underwrite, a standing credit committee that reviews each loan application carefully, and a requirement that loans that are 60% or more of our legal lending limit must be approved by three executive members of our standing credit committee and an outside director. We have implemented standardized underwriting and credit analysis.

Our allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Management evaluates the allowance at least quarterly. In addition, on a quarterly basis our board of directors reviews our loan portfolio, evaluates credit quality, reviews the loan loss provision and the allowance for loan and lease losses and makes changes as may be required. In evaluating the allowance, management and the Board of directors consider the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels and all other known factors affecting loan collectability.

The allowance for loan losses represents management’s estimate of an amount appropriate to provide for known and inherent losses in the loan portfolio in the normal course of business. We make specific allowances for each loan based on its type and classification as discussed below. However, there are additional factors contributing to losses that cannot be quantified precisely or attributed to particular loans or categories of loans, including general economic and business conditions and credit quality trends. We have established an unallocated portion of the allowance based on our evaluation of these factors, which management believes is prudent and consistent with regulatory requirements. Due the uncertainty of risks in the loan portfolio, management’s judgment of the amount necessary to absorb loan losses is approximate. The allowance is also subject to regulatory examinations and determination by the regulatory agencies as the appropriate level of the allowance.

Our loan review program is conducted by a third party consultant who reports directly to the Audit Committee of the Board of Directors. In 2006 loan review reviewed more than 50% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2005. In 2007 loan review will review at least 60% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2006. The purpose of loan review is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the bank’s credit policy and regulatory guidance. Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.

The following table presents an analysis of the allowance for loan losses for the year ended December 31, 2006 and for the period from inception at April 14, 2005 through December 31, 2005:

	For the Year Ended December 31, 2006	For the Period From Inception at April 14, 2005 Through December 31, 2005
Balance, beginning of period	$1,020	$—
Allowance from acquired bank	1,374	—
Provision charged to operations	546	1,020
Recoveries credited to allowance	—	—

Total	2,940	1,020
Loans charged off:
Real estate—construction, land and other	200	—
Consumer	14	—

Total loans charged off	214	—

Balance, end of period	$2,726	$1,020

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

	As of December 31, 2006		As of December 31, 2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(in thousands)
Commercial	$204	9.6%	$75	8.9%
Consumer	88	1.4%	21	2.7%
Real estate—commercial	671	33.8%	120	55.3%
Real estate—multifamily residential	33	1.8%	—	—
Real estate—Construction, land and other	889	17.5%	234	21.2%
Real estate—residential 1-4 family	143	35.9%	7	11.9%
General	698	—	563	—

Total	$2,726	100.0%	$1,020	100.0%

The general allowance is available as an unallocated allowance against the entire loan portfolio and is related to factors which include, among others, current economic conditions in our market area, which are not directly associated with a specific loan category.

We believe that the allowance for loan losses at December 31, 2006 is sufficient to absorb losses inherent in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses.

Investment Securities

Our securities portfolio composition is meant to provide a rate-sensitive, stable source of income until we can deploy a large portion of these assets into underwritten loans. Our securities portfolio also provides us with required liquidity and securities to pledge as required collateral for certain governmental deposits and borrowed funds.

Our securities portfolio is managed by our president and our treasurer, both of whom have significant experience in this area, with the concurrence of our Asset/Liability Committee. In addition to our president (who is chairman of the Asset/Liability Committee) and our treasurer, this committee is comprised of two outside directors. Investment management is performed in accordance with our investment policy, which is approved annually by the Asset/Liability Committee and the board of directors. Our investment policy addresses our investment strategies, approval process, approved securities dealers and authorized investments. Our investment policy authorizes us to invest in:

•	Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) mortgage-backed securities (MBS)

•	Collateralized mortgage obligations

•	Treasury securities

•	Agency securities

•	Pooled trust preferred securities comprised of a minimum of 80% bank collateral with an investment grade rating

•	Other corporate debt securities rated Aa3/AA- or better

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as the GNMA, FNMA and FHLMC. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, mortgage-backed securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and consequently the average life of these securities will be lengthened. If interest rates begin to fall, prepayments will increase.

Collateralized mortgage obligations (CMOs) are bonds that are backed by pools of mortgages. The pools can be GNMA, FNMA or FHLMC pools or they can be private-label pools. The CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated. The bond’s cash flow, for example, can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

We classify our securities as either: “held-to-maturity” or “available-for-sale.” Securities totaling $35.6 million were in the held-to-maturity portfolio at December 31, 2006, compared to $31.7 million at December 31, 2005. Securities totaling $23.3 million were in the available-for-sale portfolio at December 31, 2006, compared to $8.3 million at December 31, 2005. The increase in the investment portfolio during 2006 is the result of the purchase of floating rate pooled trust preferred securities with collateral of at least 80% bank related trust preferred securities. The purchases were made to replace the securities in our portfolio that were being repaid prior to maturity.

The following table sets forth a summary of the investment securities available for sale and held to maturity as of the dates indicated (in thousands):

	December 31, 2006		December 31, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$8,129	$8,129	$—	$—
Collateralized mortgage obligations	5,937	5,900	7,213	7,208
Corporate Bonds	6,853	6,853	—	—
Federal Reserve Bank stock	1,943	1,943	1,020	1,020
Federal Home Loan Bank stock	503	503	68	68

	$23,365	$23,328	$8,301	$8,296

Held to maturity:
Mortgage-backed securities	$21,807	$21,599	$15,812	$15,670
Collateralized mortgage obligations	13,816	13,732	15,886	15,892

	$35,623	$35,331	$31,698	$31,562

The following table sets forth the amortized cost and estimated fair value of our investment securities by contractual maturity at December 31, 2006. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Securities Available for Sale
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Mortgage-backed securities:
Due after ten years	$8,129	$8,129	5.47%

Collateralized mortgage obligations:
Due after one year through five years	983	983	3.02%
Due after ten years	4,954	4,917	4.54%

Total collateralized mortgage obligations	5,937	5,900	4.29%

Corporate bonds:
Due after ten years	6,853	6,853	6.54%

Federal Reserve Bank stock—restricted	1,943	1,943	6.00%

Federal Home Loan Bank stock—restricted	503	503	5.90%

	$23,365	$23,328	5.54%

	Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Mortgage-backed securities:
Due after ten years	$21,807	$21,599	4.90%

Collateralized mortgage obligations:
Due after ten years	13,816	13,732	5.22%

	$35,623	$35,331	5.02%

Deposits and Other Borrowings

The market for deposits is competitive. We offer a line of traditional deposit products that currently includes non-interest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit. We compete for deposits through our banking branches with competitive pricing, advertising and online banking. We use deposits as a principal source of funding for our lending, purchasing of investment securities and for other business purposes.

Non-interest bearing deposits increased from $6.3 million at December 31, 2005, to $19.2 million at December 31, 2006, primarily as a result of acquiring $11.6 million of non-interest bearing deposits from 1st Service Bank.

Interest bearing deposits rose from $70.9 million at December 31, 2005, to $196.6 million as of December 31, 2006. Of this increase, $67.3 million was acquired in the merger with 1st Service and $60.3 million was due to our increasing our brokered deposits in part to reduce 1st Service’s more expensive borrowed funds.

We utilize brokered deposits and will continue to utilize these sources for deposits when they can be cost-effective. At December 31, 2006 and 2005, brokered deposits constituted approximately 36.2% and 22.9% of our total deposits, respectively. The brokered deposits we typically obtain have terms to maturity of three months to three years. These deposits generally have the effect of slightly increasing our cost of funds and slightly decreasing our net interest margin when compared to our local deposit base.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the year ended December 31, 2006 and for the period from inception at April 14, 2005 through December 31, 2005:

	2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate
	(in thousands)
Noninterest-bearing deposits	$7,666		$2,170
Interest-bearing deposits:
Savings accounts	2,406	0.53%	184	0.51%
Money market accounts	16,772	3.30%	6,479	3.09%
NOW accounts	5,545	0.25%	522	0.26%
Time deposits	75,341	5.08%	7,504	4.16%

Total interest-bearing deposits	100,064	4.40%	14,689	3.50%

Total deposits	$107,730		$16,859

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2006 (in thousands):

Within 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
$11,486	$8,099	$10,341	$6,362	$36,288

The variety of deposit accounts we offered has allowed us to be competitive in obtaining funds and in responding to the threat of disintermediation (the flow of funds away from depository institutions such as banking institutions into direct investment vehicles such as government and corporate securities). Our ability to attract and maintain deposits, and the effect of such retention on our cost of funds, has been, and will continue to be, significantly affected by the general economy and market rates of interest.

We use borrowed funds, primarily on a short term basis, to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. The majority of these borrowed funds are securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transactions, and may require additional collateral based on the fair value of the underlying securities pledged. We engage in these transactions with retail customers and with established third parties, primarily large securities brokerage firms. We also are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2006 and 2005, total borrowed funds were $5.0 million and $12.4 million, respectively. At December 31, 2006, we had $31.4 million of unused and available FHLB lines of credit.

Interest Rate Sensitivity and Market Risk

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of December 31, 2006 and 2005:

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2006
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$72,383	$(641)	-0.88%	24.91%	106.09%
Up 200	72,810	(214)	-0.29%	25.06%	106.72%
Up 100	73,021	(3)	0.00%	25.13%	107.03%
Base	73,024	—	0.00%	25.13%	107.03%
Down 100	72,542	(482)	-0.66%	24.97%	106.32%
Down 200	71,475	(1,549)	-2.12%	24.60%	104.76%
Down 300	70,112	(2,912)	-3.99%	24.13%	102.76%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2005
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$33,687	$(1,453)	-4.13%	27.41%	104.25%
Up 200	34,238	$(902)	-2.57%	27.86%	105.96%
Up 100	34,719	$(421)	-1.20%	28.25%	107.45%
Base	35,140	$—	0.00%	28.59%	108.75%
Down 100	35,170	$30	0.09%	28.61%	108.84%
Down 200	34,696	$(444)	-1.26%	28.23%	107.37%
Down 300	34,056	$(1,084)	-3.08%	27.71%	105.39%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2006 and December 31, 2005 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

	Sensitivity of Net Interest Income As of December 31, 2006
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$12,409	$1,492	4.56%	0.54%
Up 200	11,918	1,001	4.38%	0.36%
Up 100	11,429	512	4.21%	0.19%
Base	10,917	—	4.02%	0.00%
Down 100	10,318	(599)	3.80%	-0.22%
Down 200	9,586	(1,331)	3.54%	-0.48%
Down 300	8,917	(2,000)	3.29%	-0.73%

	Sensitivity of Net Interest Income As of December 31, 2005
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$5,101	212	4.40%	0.18%
Up 200	5,031	142	4.34%	0.12%
Up 100	4,959	70	4.28%	0.06%
Base	4,889	—	4.22%	0.00%
Down 100	4,716	(173)	4.07%	-0.15%
Down 200	4,442	(447)	3.84%	-0.38%
Down 300	4,099	(790)	3.54%	-0.68%

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

Liquidity and Funds Management

The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and available-for-sale investment securities. In addition, we maintain lines of credit from the Federal Home Loan Bank of Atlanta and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers.

We prepare a monthly cash flow report which forecasts weekly cash needs and availability for the coming three months, based on forecasts of loan closings from our pipeline report and other factors.

During the year ended December 31, 2006, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2006, we had $45.8 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $8.8 million at December 31, 2006. The amount of certificate of deposit accounts maturing in 2007 is $110.9 million as of December 31, 2006. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds, such as customer deposits, institutional deposits, repayments of loans and investment securities, and borrowings from the FHLB.

Capital Resources

Capital management consists of providing equity to support both current and future operations. We are subject to capital adequacy requirements imposed by the Federal Reserve and the Bank is subject to capital adequacy requirements imposed by the OCC. The Federal Reserve and the OCC have adopted risk-based capital requirements for assessing bank holding company and member bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have “Tier 1 capital” of at least 4.0% and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. “Tier 1 capital” generally includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The Federal Reserve has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets, or “leverage ratio,” of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. As a national bank, the bank is subject to capital adequacy guidelines of the OCC. Also under that statute, the Federal Deposit Insurance Corporation has promulgated regulations setting the levels at which an insured institution such as the bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The bank is classified “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. See “Supervision and Regulation—Capital Requirements.”

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes	To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31,
			2006	2005
SNBV
Tier 1 risk-based capital ratio	4.00%	N/A	24.69%	32.81%
Total risk-based capital ratio	8.00%	N/A	25.94%	33.96%
Leverage ratio	4.00%	N/A	28.46%	35.38%
Sonabank
Tier 1 risk-based capital ratio	4.00%	6.00%	23.53%	32.76%
Total risk-based capital ratio	8.00%	10.00%	24.78%	33.90%
Leverage ratio	4.00%	5.00%	27.13%	35.32%

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this prospectus concerning SNBV have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Our interest rate risk management is the responsibility of Sonabank’s Asset/Liability Management Committee (the Asset/Liability Committee). The Asset/Liability Committee has established policies and limits for management to monitor, measure and coordinate our sources, uses and pricing of funds. The Asset/Liability Committee makes reports to the board of directors on a quarterly basis.

Seasonality and Cycles

We do not consider our commercial banking business to be seasonal.

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2006. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Contractual Obligations As of December 31, 2006
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	( in thousands)
Certificates of deposit (1)	$110,860	$38,873	$1,796	$—	$151,529
Securities sold under agreements to repurchase	5,033	—	—	—	5,033
Operating leases	628	1,293	769	1,010	3,700

Total	$116,521	$40,166	$2,565	$1,010	$160,262

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit written are conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $477 thousand as of December 31, 2006, and we had no letters of credit outstanding as of December 31, 2005.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. At December 31, 2006 and 2005, we had unfunded loan commitments approximating $54.6 million and $23.1 million, respectively.

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

The primary objective of this Statement with respect to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” is to eliminate a restriction on the passive derivative instruments that a qualifying special- purpose entity (SPE) may hold. This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

In March 2006 FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The evaluation of an uncertain tax position in accordance with FIN 48 is a two-step process. The first step is recognition, which requires a determination whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) for that fiscal year. We are evaluating the applicability of FIN 48. Although that evaluation is not complete, we anticipate that the adoption of FIN 48 on January 1, 2007 will not have a material impact on our consolidated financial statements.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 had no impact on our reported results of operations or financial condition.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement may change current practice. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. Early application of this Statement is encouraged. We are assessing the effect that SFAS No. 157 will have on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. This statement requires companies to display on the face of the balance sheet the fair value of those assets and liabilities for which they have chosen to use fair value. SFAS 159 also requires companies to provide additional information that will help investors and other users of financial statements to easily understand the effect on earnings of the choice to use fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are assessing the effect that SFAS No. 159 will have on our consolidated financial statements.

QUARTERLY RESULTS

The following table presents our quarterly performance for the year ended December 31, 2006 and for the period from inception at April 14, 2005 through December 31, 2005:

	2006
	FOURTH	THIRD	SECOND	FIRST	TOTAL
	(in thousands, except per share amounts)
Interest and dividend income	$3,618	$2,717	$2,363	$2,085	$10,783
Interest expense	1,711	1,305	1,018	825	4,859

Net interest income	1,907	1,412	1,345	1,260	5,924
Provision for loan losses	180	80	136	150	546

Net interest income after provision for loan losses	1,727	1,332	1,209	1,110	5,378
Noninterest income	94	50	66	53	263
Noninterest expenses	1,440	1,075	1,036	1,081	4,632

Income before income taxes	381	307	239	82	1,009
Income tax expense	—	—	—	—	—

Net income (loss)	$381	$307	$239	$82	$1,009

Net income (loss) per share
Basic	$0.08	$0.09	$0.07	$0.02	$0.26
Diluted	$0.08	$0.09	$0.07	$0.02	$0.26

	2005
	FOURTH	THIRD	SECOND	FIRST	TOTAL
	(in thousands, except per share amounts)
Interest and dividend income	$1,379	$701	$315	$—	$2,395
Interest expense	454	117	34	—	605

Net interest income	925	584	281	—	1,790
Provision for loan losses	260	433	327	—	1,020

Net interest income after provision for loan losses	665	151	(46)	—	770
Noninterest income	43	6	2	—	51
Noninterest expenses	682	652	1,743	—	3,077

Income before income taxes	26	(495)	(1,787)	—	(2,256)
Income tax expense	—	—	—	—	—

Net income (loss)	$26	$(495)	$(1,787)	$—	$(2,256)

Net income (loss) per share
Basic	$0.01	$(0.14)	$(0.51)	$—	$(0.64)
Diluted	$0.01	$(0.14)	$(0.51)	$—	$(0.64)

Item 7A.—Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 35 through 37 of this Form 10-K.

Item 8.—Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Southern National Bancorp of Virginia, Inc.

Charlottesville, Virginia

We have audited the accompanying consolidated balance sheets of Southern National Bancorp of Virginia, Inc. and subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 and the period from inception (April 14, 2005) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern National Bancorp of Virginia, Inc. and subsidiary at December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from inception (April 14, 2005) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Richmond, Virginia

February 23, 2007

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents:
Cash and due from banks	$3,306	$1,607
Interest-bearing deposits in other banks	4,820	56

Total cash and cash equivalents	8,126	1,663

Securities available for sale, at fair value	23,328	8,296

Securities held to maturity, at amortized cost	35,623	31,698

Loans, net of unearned income	204,544	75,031
Less allowance for loan losses	(2,726)	(1,020)

Net loans	201,818	74,011

Bank premises and equipment, net	3,499	2,924
Goodwill	10,423	—
Core deposit and other intangibles, net	5,295	3,024
Other assets	2,462	1,292

Total assets	$290,574	$122,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$19,216	$6,333
Interest-bearing deposits:
NOW accounts	9,639	6,244
Money market accounts	32,567	17,147
Savings accounts	2,853	2,373
Time deposits	151,529	45,166

Total interest-bearing deposits	196,588	70,930

Total deposits	215,804	77,263

Short-term borrowings	5,033	12,406
Other liabilities	1,510	926

Total liabilities	222,347	90,595

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 6,180,449 shares in 2006 and 3,500,000 shares in 2005.	62	35
Surplus	69,436	34,537
Accumulated deficit	(1,247)	(2,256)
Accumulated other comprehensive loss	(24)	(3)

Total stockholders’ equity	68,227	32,313

Total liabilities and stockholders’ equity	$290,574	$122,908

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31, 2006	For the Period From Inception at April 14, 2005 Through December 31, 2005
Interest and dividend income:
Interest and fees on loans	$8,465	$1,534
Interest on deposits in other banks	154	194
Interest and dividends on securities:	2,165	667

Total interest and dividend income	10,784	2,395

Interest expense:
Interest on deposits	4,406	514
Interest on short-term borrowings	454	91

Total interest expense	4,860	605

Net interest income	5,924	1,790

Provision for loan losses	546	1,020

Net interest income after provision for loan losses	5,378	770

Noninterest income:
Account maintenance and deposit service fees	188	27
Loan servicing income	17	—
Other loan fees	58	24

Total noninterest income	263	51

Noninterest expenses:
Salaries and benefits	2,284	1,079
Occupancy expenses	416	154
Furniture and equipment expenses	303	135
Organizational costs	—	1,212
Amortization of core deposit intangible	458	36
Other operating expenses	1,171	461

Total noninterest expenses	4,632	3,077

Income (loss) before income taxes	1,009	(2,256)
Income tax expense	—	—

Net income (loss)	$1,009	$(2,256)

Earnings (loss) per share, basic	$0.26	$(0.64)

Earnings (loss) per share, diluted	$0.26	$(0.64)

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2006 AND

FOR THE PERIOD FROM INCEPTION AT APRIL 14, 2005 THROUGH DECEMBER 31, 2005

(in thousands, except per share amounts)

	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total
Balance—April 14, 2005	$—	$—	$—	$—		$—
Comprehensive loss:
Net loss			(2,256)		$(2,256)	(2,256)
Unrealized holding losses arising during the period (net of tax, $2)				(3)	(3)	(3)

Total comprehensive loss					$(2,259)

Issuance of common stock (3,500,000 shares), net	35	34,537				34,572

Balance—December 31, 2005	35	34,537	(2,256)	(3)		32,313
Comprehensive income:
Net income			1,009		$1,009	1,009
Unrealized holding losses arising during the period (net of tax, $10)				(21)	(21)	(21)

Total comprehensive income					$988

Issuance of common stock (2,000,000 shares), net	20	26,400				26,420
Issuance of common stock in exchange for net assets in acquisition (680,449 shares)	7	8,499				8,506

Balance—December 31, 2006	$62	$69,436	$(1,247)	$(24)		$68,227

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2006	For the Period From Inception at April 14, 2005 Through December 31, 2005
Operating activities:
Net income (loss)	$1,009	$(2,256)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided (used) in operating activities:
Depreciation of bank premises and equipment	306	113
Amortization (accretion), net	461	(2)
Provision for loan losses	546	1,020
Other, net	(1,619)	166

Net cash and cash equivalents provided (used) in operating activities	703	(959)

Investing activities:
Purchases of securities available for sale	(8,511)	(8,923)
Proceeds from paydowns of securities available for sale	3,610	669
Purchases of securities held to maturity	(1,967)	(33,697)
Proceeds from paydowns of securities held to maturity	6,405	2,000
Net increase in loans	(37,764)	(67,941)
Cash received in branch acquisition	—	32,464
Net cash paid in bank acquisition	(863)	—
Purchases of bank premises and equipment	(132)	(1,302)

Net cash and cash equivalents used in investing activities	(39,222)	(76,730)

Financing activities:
Net increase in noninterest-bearing deposits	1,274	2,669
Net increase in interest-bearing deposits	58,341	32,129
Net increase (decrease) in short-term borrowings	(41,053)	9,982
Issuance of common stock, net of issuance costs	26,420	34,572

Net cash and cash equivalents provided by financing activities	44,982	79,352

Increase in cash and cash equivalents	6,463	1,663
Cash and cash equivalents at beginning of period	1,663	—

Cash and cash equivalents at end of period	$8,126	$1,663

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$4,394	$419
Income taxes	—	—
Supplemental schedule of noncash investing and financing activities:
Securitization of residential mortgage loans	$17,045	$—
Issuance of common stock in exchange for net assets in acquisition	8,506	—
Unrealized loss on securities available for sale	31	5

See accompanying notes to consolidated financial statements.

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank, N. A. (“Sonabank”) a national bank chartered on April 14, 2005, under the laws of the United States of America. The principal activities of Sonabank are to attract deposits and originate loans as permitted for federally chartered national banks under the laws of the United States of America. Sonabank conducts full-service banking operations in Charlottesville, Clifton Forge, and Fairfax County in Virginia.

The accounting policies and practices of SNBV and subsidiary conform to U. S. generally accepted accounting principles and to general practice within the banking industry. Major policies and practices are described below:

(A)	Principles Of Consolidation

The consolidated financial statements include the accounts of SNBV and its wholly owned subsidiary. SNBV is a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Sonabank, N. A. All material intercompany balances and transactions have been eliminated in consolidation.

(B)	Investment Securities

Debt securities that SNBV has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

Securities classified as available for sale are those debt and equity securities that management intends to hold for an indefinite period of time, including securities used as part of SNBV’s asset/liability strategy, and that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available for sale are reported at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity.

Securities classified as held for trading are those debt and equity securities that are bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in earnings. SNBV has no securities in this category.

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of SNBV to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

(C)	Loans

SNBV grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by non-residential mortgage loans throughout its market area. The ability of SNBV’s debtors to honor their contracts is in varying degrees dependent upon the real estate market conditions and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on all loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal and interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(D)	Allowance For Loan and Lease Losses (ALLL)

The provision for loan and lease losses charged to operations is an amount sufficient to bring the ALLL to an estimated balance that management considers adequate to absorb potential losses in the portfolio. Loans are charged against the allowance when management believes the collection of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the composition of the loan portfolio, the value and adequacy of collateral, current economic conditions, historical loan loss experience, and other risk factors. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values. In addition, regulatory agencies, as part of their examination process, periodically review Sonabank’s allowance for loan losses. Such agencies may require Sonabank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The allowance consists of specific, general and unallocated components. The specific component relates to loans considered to be impaired. For such loans a specific reserve is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component is established for unimpaired loans and its value is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

A loan is considered impaired when, based on current information and events, it is probable that SNBV will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan documentation. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, SNBV does not separately identify individual consumer and residential loans for impairment disclosures.

(E)	Bank Premises And Equipment

Bank premises and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. It is the policy of SNBV to capitalize additions and improvements and to depreciate the cost thereof over their estimated useful lives ranging from 3 to 30 years. Maintenance and repairs are expensed as they are incurred.

(F)	Goodwill and Intangible Assets

SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. For purchase acquisitions, SNBV is required to record assets acquired, including identifiable intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. SNBV has adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. SNBV has adopted SFAS 147, Acquisitions of Certain Financial Institutions, and determined that core deposit intangibles will be amortized over the estimated useful life.

(G)	Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the net operating losses carryforward and allowance for loan losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

At December 31, 2006, a valuation allowance was established against the net operating loss carryovers and loan loss reserve acquired in the acquisition of 1st Service Bank. At December 31, 2005, a valuation allowance for the full amount of the net deferred tax asset was recorded because of the uncertainties of the taxable income that will be generated in future years.

SNBV is subject to a state franchise tax in lieu of state income taxes.

(H)	Consolidated Statements of Cash Flows

For purposes of reporting cash flows, SNBV defines cash and cash equivalents as cash due from banks and interest-bearing deposits in other banks.

(I)	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by SNBV relate solely to outstanding stock options and warrants and are determined using the treasury stock method.

(J)	Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in equity that result from recognized transactions and other economic events of the period. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income but excluded from net income, such as unrealized gains and losses on certain investments in debt and equity securities.

(K)	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of goodwill and intangible assets, foreclosed real estate and deferred tax assets and liabilities.

(L)	Off Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, SNBV has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

(M)	Asset Prepayment Rates

SNBV purchases amortizing investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from the borrowers’ election to refinance the underlying mortgage based on market and other conditions. The purchase premiums and discounts associated with these assets are amortized or accreted to interest income over the estimated life of the related assets. The estimated life is calculated by projecting future prepayments and the resulting principal cash flows until maturity. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums and discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

(N)	Stock Compensation Plan

Effective January 1, 2006, SNBV adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). SFAS No. 123R requires the fair value costs resulting from all share-based payments to employees be recognized in the financial statements.

Prior to adoption of SFAS No. 123R, SNBV accounted for the Incentive Stock Option Plan (“the Plan”) under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB Opinion No. 25, SNBV did not reflect any stock-based compensation expense in net income, as all options granted under the SNBV Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

All options granted under the Plan were fully vested as of December 31, 2005, and no options have been granted during the year ended December 31, 2006. Therefore, there has been no expense recognized during 2006. The following table details the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation during the period from inception at April 14, 2005 through December 31, 2005:

( in thousands except per share data)	For the Period From Inception at April 14, 2005 Through December 31, 2005
Net income (loss), as reported	$(2,256)
Total stock-based compensation expense determined under fair value based method for all awards	(619)

Pro forma net income (loss)	$(2,875)

Earnings( loss) per share:
Basic—as reported	$(0.64)

Basic—pro forma	$(0.82)

Diluted—as reported	$(0.64)

Diluted—pro forma	$(0.82)

The fair value of each option granted during 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.00%
Expected life	10 years
Expected volatility	11.45%
Risk-free interest rate	4.38%

The weighted average fair value per option of options granted during 2005 was $3.68.

(O)	Recent Accounting Pronouncements

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

In February 2006 FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” The primary objectives of this Statement with respect to Statement 133, “Accounting for Derivative Instruments and Hedging Activities,” are to:

c.	Simplify accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

d.	Eliminate the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of Statement 133.

The primary objective of this Statement with respect to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” is to eliminate a restriction on the passive derivative instruments that a qualifying special- purpose entity (SPE) may hold. This Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

In March 2006 FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material effect on our consolidated financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The evaluation of an uncertain tax position in accordance with FIN 48 is a two-step process. The first step is recognition, which requires a determination whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) for that fiscal year. We are evaluating the applicability of FIN 48. Although that evaluation is not complete, we anticipate that the adoption of FIN 48 on January 1, 2007 will not have a material impact on our consolidated financial statements.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 had no impact on our reported results of operations or financial condition.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. This statement requires companies to display on the face of the balance sheet the fair value of those assets and liabilities for which they have chosen to use fair value. SFAS 159 also requires companies to provide additional information that will help investors and other users of financial statements to easily understand the effect on earnings of the choice to use fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are assessing the effect that SFAS No. 159 will have on our consolidated financial statements.

(P)	Branch Acquisition

On December 2, 2005, Sonabank completed its acquisition of a branch office located in Clifton Forge, Virginia from First Community Bank, N. A. Cash in the amount of $32.5 million was received in the acquisition. Sonabank acquired $42.5 million in deposits, $7.1 million in loans, and $2.4 million in retail reverse repurchase agreements. The branch banking center and other assets were also purchased in the amount of $2.2 million. As part of the purchase price allocation, Sonabank recorded $3.1 million in core deposit intangibles. The core deposit intangible assets are being amortized over 7 years.

(Q)	Business Combination

As of the close of business on December 1, 2006, SNBV completed its acquisition of 1st Service Bank, which operated three branch offices in Fairfax County, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to 1st Service stockholders was approximately $13.2 million consisting of $4.7 million in cash and 680,449 shares of SNBV’s common stock. 1st Service Bank transactions have been included in our financial results since December 1, 2006. We recorded $2.1 million in core deposit intangibles, and goodwill totaled approximately $10.4 million (including costs of approximately $300 thousand). The goodwill is not deductible for federal income tax purposes. The core deposit intangible asset for this acquisition is being amortized over 7 and 15 years for financial reporting and income tax purposes, respectively. A summary of the transaction follows:

Total purchase price	$13,508
Fair value of assets acquired
Loans	107,080
Investment securities	2,011
Other assets	6,863
Core deposit intangible	2,061

Total assets acquired	118,015

Fair value of liabilities assumed:
Noninterest-bearing deposits	11,609
Interest-bearing deposits	67,317
Borrowings	33,680
Other liabilities	2,324

Total liabilities assumed	114,930

Goodwill	$10,423

The following table presents unaudited consolidated results of operations on a pro forma basis as though the acquisition had occurred as of the beginning of 2005 and 2006. The pro forma results of operations for the period from inception at April 14, 2005 through December 31, 2005 reflects the acquisition of 1st Service Bank as if it had occurred on January 1, 2005 as it relates to the results of operations of 1st Service. The results of operations for SNBV are for the period from inception at April 14, 2005 through December 31, 2005.

	2006	2005
Net interest income	$8,809	$5,126
Loss from continuing operations	(4,493)	(2,002)
Basic loss from continuing operations per share	$(0.99)	$(0.48)
Diluted loss from continuing operations per share	$(0.99)	$(0.48)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated as of the above dates, nor are they indicative of future operating results.

2.    SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities at December 31, 2006 and 2005 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
December 31, 2006
Available for sale:
Mortgage-backed securities	$8,129	$—	$—	$8,129
Collateralized mortgage obligations	5,937	—	(37)	5,900
Corporate Bonds	6,853	—	—	6,853
Federal Reserve Bank stock	1,943	—	—	1,943
Federal Home Loan Bank stock	503	—	—	503

	$23,365	$—	$(37)	$23,328

Held to maturity:
Mortgage-backed securities	$21,807	$—	$(208)	$21,599
Collateralized mortgage obligations	13,816	7	(91)	13,732

	$35,623	$7	$(299)	$35,331

December 31, 2005
Available for sale:
Collateralized mortgage obligations	$7,213	$—	$(5)	$7,208
Federal Reserve Bank stock	1,020	—	—	1,020
Federal Home Loan Bank stock	68	—	—	68

	$8,301	$—	$(5)	$8,296

Held to maturity:
Mortgage-backed securities	$15,812	$—	$(142)	$15,670
Collateralized mortgage obligations	15,886	7	(1)	15,892

	$31,698	$7	$(143)	$31,562

The amortized cost and estimated fair value (in thousands) of securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Estimated Fair Value
Due after one year through five years	$983	$983
Due after ten years	19,936	19,899

	20,919	20,882
Federal Reserve Bank stock—restricted	1,943	1,943
Federal Home Loan Bank stock—restricted	503	503

	$23,365	$23,328

	Securities Held to Maturity
	Amortized Cost	Estimated Fair Value
Due after ten years	$35,623	$35,331

Securities with an amortized cost of approximately $25.7 million and $34 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

There were no sales of securities during the year ended December 31, 2006 and the period from April 14, 2005 through December 31, 2005.

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

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of SNBV through readily saleable financial instruments. The portfolio includes mortgage-backed securities and collateralized mortgage obligations, whose prices move inversely with rates. At the end of any accounting period, the investment portfolio has unrealized gains and losses. SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in an unrealized loss situation is the credit quality of the business behind the instrument. There are 11 securities totaling approximately $31.0 million in the portfolio that are considered temporarily impaired at December 31, 2006. The temporary impairment is caused by higher interest rates since the purchase of the securities and will reverse if interest rates decline in the future; conversely, the temporary impairment will increase if interest rates increase. The following tables present information regarding temporarily impaired securities as of December 31, 2006 and 2005:

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
December 31, 2006
Available for sale:
Collateralized mortgage obligations	$—	$—	$4,917	$(37)	$4,917	$(37)

	$—	$—	$4,917	$(37)	$4,917	$(37)

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Held to maturity:
Mortgage-backed securities	$2,113	$(21)	$11,124	$(187)	$13,237	$(208)
Collateralized mortgage obligations	3,544	(40)	9,309	(51)	12,853	(91)

	$5,657	$(61)	$20,433	$(238)	$26,090	$(299)

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
December 31, 2005
Available for sale:
Collateralized mortgage obligations	$4,912	$(5)	$—	$—	$4,912	$(5)

	$4,912	$(5)	$—	$—	$4,912	$(5)

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Held to maturity:
Mortgage-backed securities	$15,670	$(142)	$—	$—	$15,670	$(142)
Collateralized mortgage obligations	4,993	(1)	—	—	4,993	(1)

	$20,663	$(143)	$—	$—	$20,663	$(143)

3.    LOANS

Loans are stated at their face amount, net of unearned income, and consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Mortgage loans on real estate:
Commercial	$69,338	$41,644
Construction, land and other loans	35,822	15,978
Residential 1-4 family	63,141	7,814
Multi-family residential	3,720	—
Equity lines of credit	10,509	1,125

Total real estate loans	182,530	66,561
Commercial loans	19,581	6,720
Consumer loans	2,861	2,011

Gross loans	204,972	75,292
Less unearned income on loans	428	261

Loans, net of unearned income	$204,544	$75,031

At December 31, 2006, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) totaled $7.5 million, and the valuation allowance related to impaired loans was $200 thousand at December 31, 2006. Of the total impaired loans, $4.3 million were acquired in the 1st Service Bank merger and were written down to net realizable value at the time of the acquisition. Therefore, no valuation allowance exists for those loans. There were no impaired loans as of December 31, 2005. The average investment in impaired loans during the year ended December 31, 2006 was $610 thousand. There were no nonaccrual loans at December 31, 2006 and 2005, and there were no loans past due 90 days or more and accruing interest at December 31, 2006 and 2005.

Residential 1-4 family mortgage loans in the amount of approximately $53.7 million have been pledged as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) Advances as of December 31, 2006. There were no loans pledged at December 31, 2005.

4.    ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the year ended December 31, 2006 and the period from inception at April 14, 2005 through December 31, 2005 is summarized below (in thousands):

	For the Year Ended December 31, 2006	For the Period From Inception at April 14, 2005 Through December 31, 2005
Balance, beginning of period	$1,020	$—
Allowance from acquired bank	1,374	—
Provision charged to operations	546	1,020
Recoveries credited to allowance	—	—

Total	2,940	1,020
Loans charged off	214	—

Balance, end of period	$2,726	$1,020

5.    BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Land	$38	$38
Building and improvements	1,542	1,522
Leasehold improvements	929	468
Furniture and equipment	1,409	1,009

	3,918	3,037
Less accumulated depreciation and amortization	419	113

Bank premises and equipment, net	$3,499	$2,924

Depreciation and amortization expense for 2006 and for the period since Sonabank commenced operations through December 31, 2005, was $306 thousand and $113 thousand, respectively. Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2006 are as follows (in thousands):

2007	$628
2008	640
2009	653
2010	516
2011	253
Thereafter	1,010

$3,700

The leases contain options to extend for periods of 2 to 6 years. Rental expense for 2006 and for the period since Sonabank commenced operations through December 31, 2005 was $231 thousand and $110 thousand, respectively.

6.    GOODWILL AND INTANGIBLE ASSETS

SNBV has adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Management last reviewed our intangible assets in September 2006.

As part of the purchase price allocation for the acquisition of the Clifton Forge branch in 2005, SNBV recorded approximately $3.1 million in core deposit intangible assets which are being amortized over 7 years. As part of the purchase price allocation for the acquisition of 1st Service Bank in 2006, SNBV also recorded $2.1 million in core deposit intangibles, and goodwill totaled approximately $10.4 million. The core deposit intangible asset for this acquisition is being amortized over 7 years. Information concerning intangible assets is presented in the following table:

	December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$5,089	$(495)	$4,594
Amortizable servicing assets	707	(6)	701
Unamortizable goodwill	10,423	—	10,423

	December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$3,060	$(36)	$3,024

Amortization expense of intangibles for the year ended December 31, 2006 and for the period from April 14, 2005 through December 31, 2005 was $464 thousand and $36 thousand, respectively. Estimated amortization expense of intangibles for the years ended December 31 follows (in thousands):

2007	$797
2008	797
2009	797
2010	798
2011	798
Thereafter	1,308

$5,295

7.    DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $ 36.3 million and $13.3 million, respectively. At December 31, 2006, the scheduled maturities of time deposits are as follows (in thousands):

2007	$110,860
2008	32,342
2009	6,531
2010	786
2011	1,010
Thereafter	—

$151,529

8.    OTHER BORROWINGS

Short-term borrowings can consist of FHLB advances and securities sold under agreements to repurchase, which are secured transactions with customers or broker/dealers. SNBV has a line of credit with the FHLB of Atlanta in the amount of $31.4 million and a $50 million line of credit with a broker/dealer, both of which were unused and available as of December 31, 2006. Short-term borrowings consist of the following as of December 31, 2006 and 2005:

	2006	2005
Securities sold under agreements to repurchase	$5,033	$12,406

Weighted interest rate	4.07%	4.14%
Average for the year ended December 31, 2006 and for the period from inception at April 14, 2005 through December 31, 2005:
Outstanding balance	$9,453	$2,241
Interest rate	4.80%	4.09%
Maximum month-end outstanding balance	$14,337	$15,724

9.    STOCKHOLDERS’ EQUITY

SNBV completed its common stock offering in a private placement on April 14, 2005. SNBV issued 3,500,000 shares of common stock with a par value of $0.01 per share at a price of $10.00 per share. The proceeds to SNBV amounted to approximately $34.5 million, net of costs of $428 thousand.

The organizers of SNBV advanced to SNBV $1.5 million to cover a substantial portion of the organizational and pre-opening expenses. In the event that the bank did not open, these persons would have borne the risk of loss with respect to these advances. In recognition of the financial risks undertaken, these individuals have received warrants to purchase shares of SNBV’s common stock. Warrants to purchase an aggregate of 75,000 shares of SNBV’s common stock were issued. The warrants are exercisable at a price of $10.00 per share and must be exercised within 10 years of the date the bank opened.

On November 6, 2006, SNBV closed on the initial public offering of its common stock, $0.01 par value. All 2,000,000 shares of common stock registered in the offering, including 214,000 shares of common stock covered by an over- allotment option granted to the underwriter, were sold at a price to the public of $14.00 per share. The aggregate gross proceeds from the shares of common stock sold by SNBV were $28.0 million. The aggregate net proceeds to SNBV from the offering were approximately $26.4 million after deducting an aggregate of $866 thousand in underwriting commissions and $713 thousand in other expenses incurred in connection with the offering.

10.    INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Deferred tax assets:
Allowance for loan losses	$828	$339
Organization costs	356	350
Unearned loan fees and other	146	89
Core deposit intangible amortization	89	—
Net operating loss carryover	1,408	37
Net unrealized loss on securities available for sale	12	2

Total deferred tax assets	2,839	817

Deferred tax liabilities:
Depreciation	106	45

	2,733	772
Valuation allowance	(2,721)	(772)

Net deferred tax assets	$12	$—

The provision for income taxes consists of the following for the year ended December 31, 2006 and for the period from inception at April 14, 2005 through December 31, 2005 (in thousands):

	2006	2005
Current tax expense	$423	$—
Deferred tax benefit	(423)	—

Income tax expense	$—	$—

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 34% to pretax income for the year ended December 31, 2006 and for the period from inception at April 14, 2005 through December 31, 2005 due to the following (in thousands):

	2006	2005
Computed expected tax expense (benefit)	$343	$(770)
Reduction in tax expense (benefit) resulting from:
Change in valuation allowance	(343)	770

Income tax expense	$—	$—

The acquisition of 1st Service Bank during 2006 qualified for tax-free exchange treatment and SNBV acquired federal net operating loss carryovers of approximately $4.1 million. The net operating loss carryovers expire in 2026. The utilization of the net operating loss carryovers is subject to an annual limitation under Internal Revenue Code Section 382. SNBV has recorded a valuation allowance against the net operating loss carryovers and the loan loss allowance acquired in the merger. Future tax benefits from the acquired tax attributes are recognized as a reduction of the goodwill related to the acquisition. Goodwill recognized under this type of business combination is not deductible for federal tax purposes.

11.    EMPLOYEE BENEFITS

SNBV has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by SNBV. In 2006 and 2005, there were no matching contributions made by SNBV. The 401(k) does not provide for investment in SNBV’s stock.

SNBV has a stock option plan adopted in 2004 that authorizes the issuance of up to 275,000 shares of common stock and provides for the granting of options to certain directors, officers and employees. Under the plan, the option price cannot be less than the fair market value of the stock on the date granted. An option’s maximum term is ten years from the date of grant. Options granted under the plan may be subject to a graded vesting schedule.

A summary of changes in outstanding stock options during 2006 and 2005 follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	164,750	$10.00	—	$—
Granted	—	—	168,250	10.00
Forfeited	(12,000)	10.00	(3,500)	10.00
Exercised	—	—	—	—

Options outstanding, end of period	152,750	$10.00	164,750	$10.00

The weighted average fair value per option of options granted in 2005 was $3.68.

A summary of options outstanding at December 31, 2006 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 10.00	152,750	8.4 yrs	$10.00	152,750	8.4 yrs	$10.00

12.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit written are conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $477 thousand as of December 31, 2006, and we had no letters of credit outstanding as of December 31, 2005.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. At December 31, 2006 and 2005, we had unfunded loan commitments approximating $54.6 million and $23.1 million, respectively.

13.    EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2006 and 2005 (in thousands, except per share data):

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the year ended December 31, 2006
Basic EPS	$1,009	3,859	$0.26
Effect of dilutive stock options and warrants	—	71	—

Diluted EPS	$1,009	3,931	$0.26

For the period from inception at April 14, 2005 through December 31, 2005
Basic EPS	$(2,256)	3,500	$(0.64)
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$(2,256)	3,500	$(0.64)

14.    REGULATORY MATTERS

SNBV and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on SNBV’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), SNBV must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require SNBV to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2006, that SNBV meets all capital adequacy requirements to which it is subject.

The capital amounts and ratios for SNBV and Sonabank are also presented in the following table:

	Minimum Required for Capital Adequacy Purposes	To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31,
			2006	2005
SNBV
Tier 1 risk-based capital ratio	4.00%	N/A	24.69%	32.81%
Total risk-based capital ratio	8.00%	N/A	25.94%	33.96%
Leverage ratio	4.00%	N/A	28.46%	35.38%
Sonabank
Tier 1 risk-based capital ratio	4.00%	6.00%	23.53%	32.76%
Total risk-based capital ratio	8.00%	10.00%	24.78%	33.90%
Leverage ratio	4.00%	5.00%	27.13%	35.32%

15.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for SNBV’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instruments. Statement of Financial Accounting Statement (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of SNBV.

CASH AND CASH EQUIVALENTS

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

For investment securities available for sale and held to maturity, fair value is determined by quoted market price. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOANS

The fair value of performing loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSITS

The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

BORROWINGS

The carrying value of short-term borrowings is a reasonable estimate of fair value.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2006 and 2005, the fair value of loan commitments and standby letters of credit was immaterial.

The carrying amounts and estimated fair values of SNBV’s financial instruments as of December 31, 2006 and 2005 are as follows (in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$8,126	$8,126	$1,663	$1,663
Securities available for sale	23,328	23,328	8,296	8,296
Securities held to maturity	35,623	35,331	31,698	31,562
Net loans	201,818	202,911	74,011	73,991

Financial liabilities:
Deposits:
Checking accounts	28,855	28,855	12,577	12,577
Money market and savings accounts	35,420	35,420	19,520	19,520
Certificates of deposit	151,529	150,726	45,166	45,025
Short-term borrowings	5,033	5,033	12,406	12,406

16.    PARENT COMPANY FINANCIAL INFORMATION

SNBV owns all of the outstanding shares of Sonabank. Summary financial statements of the parent company follow:

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC. (PARENT COMPANY ONLY)

BALANCE SHEETS

DECEMBER 31, 2006 and 2005

(in thousands)

	2006	2005
ASSETS
Cash	$2,468	$50
Investment in subsidiary	65,759	32,263

Total assets	$68,227	$32,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock	$62	$35
Surplus	69,436	34,537
Accumulated deficit	(1,247)	(2,256)
Accumulated other comprehensive loss	(24)	(3)

Total stockholders’ equity	68,227	32,313

Total liabilities and stockholders’ equity	$68,227	$32,313

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006 AND

FOR THE PERIOD FROM INCEPTION AT APRIL 14, 2005 THROUGH DECEMBER 31, 2005

(in thousands)

	2006	2005
Equity in undistributed net income (loss) of subsidiary	$1,009	$(2,256)

Net income (loss)	$1,009	$(2,256)

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006 AND

FOR THE PERIOD FROM INCEPTION AT APRIL 14, 2005 THROUGH DECEMBER 31, 2005

(in thousands)

	2006	2005
Operating activities:
Net income (loss)	$1,009	$(2,256)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Equity in undistributed net income (loss) of subsidiary	(1,009)	2,256

Net cash and cash equivalents provided by operating activities	—	—

Investing activities:
Investment in subsidiary	(24,002)	(34,522)

Net cash and cash equivalents used in investing activities	(24,002)	(34,522)

Financing activities:
Issuance of common stock	26,420	34,572

Net cash and cash equivalents provided by financing activities	26,420	34,572

Increase in cash and cash equivalents	2,418	50
Cash and cash equivalents at beginning of period	50	—

Cash and cash equivalents at end of period	$2,468	$50

Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition	$8,506	$—

Item 9.—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previously reported under Item 4.01 in a Current Report on Form 8-K filed on March 7, 2007.

Item 9A.—Controls and Procedures

Evaluation of Disclosure Controls and Procedures. SNBV maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that SNBV’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.—Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Committees of the Board—Audit Committee, “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 pursuant to Regulation 14A under the Exchange Act (the “2007 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2007 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders” in the 2007 Proxy Statement is incorporated herein by reference in response to this item.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Party Transactions” in the 2007 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2007 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.—Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and reports of independent auditors are in Part II, Item 8 on pages 43 thru 67

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2006 and 2005

Consolidated Statements of Income—Year ended December 31, 2006 and period from inception at April 14, 2005 through December 31, 2005

Consolidated Statements of Changes in Stockholders’ Equity—Year ended December 31, 2006 and period from inception at April 14, 2005 through December 31, 2005

Consolidated Statements of Cash Flows—Year ended December 31, 2006 and period from inception at April 14, 2005 through December 31, 2005

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The following are filed or furnished, as noted below, as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.2	Certificate of Amendment to the Articles of Incorporation dated February 1, 2005 (incorporated herein by reference to Exhibit 3.2 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.3	Certificate of Amendment to the Articles of Incorporation dated May 16, 2006 (incorporated herein by reference to Exhibit 3.3 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.4*	Amended and Restated Bylaws

4.1	Specimen Stock Certificate of SNBV (incorporated herein by reference to Exhibit 4.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

4.2	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.2 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

4.3	Form of Amendment to Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

10.1+	2004 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

10.2+	Form of Change in Control Agreement with Ms. Derrico and Mr. Porter (incorporated herein by reference to Exhibit 10.2 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 13 of the notes to consolidated financial statements included in this report

21.0*	Subsidiaries of the Registrant

23.1*	Consent of BDO Seidman, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.

By:	/s/ GEORGIA S. DERRICO	Date: March 21, 2007
Georgia S. Derrico
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2007.

Signature	Title

/s/ GEORGIA S. DERRICO Georgia S. Derrico	Chairman of the Board and Chief Executive Officer

/s/ R. RODERICK PORTER R. Roderick Porter	President and Director

/s/ NEIL J. CALL Neil J. Call	Director

/s/ CHARLES A. KABASH Charles A. Kabash	Director

/s/ MICHAEL A. GAFFNEY Michael A. Gaffney	Director

/s/ ROBIN R. SHIELD Robin R. Shield	Director

/s/ JOHN J. FORCH John J. Forch	Director

/s/ WILLIAM H. LAGOS William H. Lagos	Sr. Vice President and Chief Financial Officer