Form 10-Q
period 2007-03-31
Southern National Bancorp of Virginia Inc
filed 2007-05-15
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2007, there were 6,798,494 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

March 31, 2007

ITEM I—FINANCIAL INFORMATION

PART I—FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands) (Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$1,869	$3,306
Interest-bearing deposits in other banks	1,642	4,820

Total cash and cash equivalents	3,511	8,126

Securities available for sale, at fair value	22,981	20,882

Securities held to maturity, at amortized cost (fair value of $33,550 and $35,331, respectively)	33,504	35,623

Loans, net of unearned income	209,891	204,544
Less allowance for loan losses	(2,876)	(2,726)

Net loans	207,015	201,818

Stock in Federal Reserve Bank and Federal Home Loan Bank	2,535	2,446
Bank premises and equipment, net	3,618	3,499
Goodwill	10,475	10,423
Core deposit and other intangibles, net	5,095	5,295
Bank-owned life insurance	5,024	—
Other assets	2,766	2,462

Total assets	$296,524	$290,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$18,098	$19,216
Interest-bearing deposits:
NOW accounts	6,099	9,639
Money market accounts	33,163	32,567
Savings accounts	2,776	2,853
Time deposits	158,902	151,529

Total interest-bearing deposits	200,940	196,588

Total deposits	219,038	215,804

Short-term borrowings	7,065	5,033
Other liabilities	1,523	1,510

Total liabilities	227,626	222,347

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 6,798,494 shares at March 31, 2007 and December 31, 2006	62	62
Additional paid in capital	69,437	69,436
Accumulated deficit	(773)	(1,247)
Accumulated other comprehensive income (loss)	172	(24)

Total stockholders’ equity	68,898	68,227

Total liabilities and stockholders’ equity	$296,524	$290,574

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Interest and dividend income :
Interest and fees on loans	$4,025	$1,589
Interest and dividends on securities	755	456
Interest and dividends on other earning assets	74	40

Total interest and dividend income	4,854	2,085

Interest expense:
Interest on deposits	2,293	691
Interest on short-term borrowings	95	134

Total interest expense	2,388	825

Net interest income	2,466	1,260

Provision for loan losses	250	150

Net interest income after provision for loan losses	2,216	1,110

Noninterest income:
Account maintenance and deposit service fees	74	45
Loan servicing income	62	—
Other loan fees	23	8
Income from bank-owned life insurance	24	—

Total noninterest income	183	53

Noninterest expenses:
Salaries and benefits	832	525
Occupancy expenses	264	89
Furniture and equipment expenses	107	70
Amortization of core deposit intangible	182	110
Virginia franchise tax expense	137	55
Data processing expense	57	38
Telephone and communication expense	55	46
Other operating expenses	291	148

Total noninterest expenses	1,925	1,081

Income before income taxes	474	82
Income tax expense	—	—

Net income	$474	$82

Earnings per share, basic	$0.07	$0.02

Earnings per share, diluted	$0.07	$0.02

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance—December 31, 2005	$35	$34,537	$(2,256)	$(3)		$32,313
Comprehensive income:
Net income			82		$82	82
Unrealized holding losses arising during the period (net of tax, $16)				(31)	(31)	(31)

Total comprehensive income					$51

Balance—March 31, 2006	$35	$34,537	$(2,174)	$(34)		$32,364

Balance—December 31, 2006	$62	$69,436	$(1,247)	$(24)		$68,227
Comprehensive income:
Net income			474		$474	474
Stock-based compensation expense		1				1
Unrealized holding gains arising during the period (net of tax, $101)				196	196	196

Total comprehensive income					$670

Balance—March 31, 2007	$62	$69,437	$(773)	$172		$68,898

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

( in thousands) (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$474	$82
Adjustments to reconcile net income to net cash and cash equivalents provided in operating activities:
Depreciation of bank premises and equipment	105	73
Amortization , net	140	95
Provision for loan losses	250	150
Income on bank-owned life insurance	(24)	—
Other, net	(350)	23

Net cash and cash equivalents provided by operating activities	595	423

Investing activities:
Purchases of securities available for sale	(2,000)	—
Proceeds from paydowns of securities available for sale	233	322
Proceeds from paydowns of securities held to maturity	2,151	904
Net increase in loans	(5,547)	(10,001)
Purchase of bank-owned life insurance	(5,000)	—
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(89)	(367)
Purchases of bank premises and equipment	(224)	(44)

Net cash and cash equivalents used in investing activities	(10,476)	(9,186)

Financing activities:
Net increase (decrease) in noninterest-bearing deposits	(1,118)	1,162
Net increase in interest-bearing deposits	4,352	10,749
Net increase (decrease) in short-term borrowings	2,032	(2,289)

Net cash and cash equivalents provided by financing activities	5,266	9,622

Increase (decrease) in cash and cash equivalents	(4,615)	859
Cash and cash equivalents at beginning of period	8,126	1,663

Cash and cash equivalents at end of period	$3,511	$2,522

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$2,336	$755
Income taxes	450	—

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

1.	ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank, N. A. (“Sonabank”) a national bank chartered on April 14, 2005, under the laws of the United States of America. The principal activities of Sonabank are to attract deposits and originate loans as permitted for federally chartered national banks under the laws of the United States of America. Sonabank conducts full-service banking operations in Charlottesville, McLean, Reston, Fairfax and Clifton Forge in Virginia.

The consolidated financial statements include the accounts of Southern National Bancorp of Virginia, Inc. and its subsidiary. Significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“U. S. GAAP”) for interim financial information and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in SNBV’s Form 10-K for the year ended December 31, 2006.

Cash Surrender Value of Life Insurance

SNBV has purchased life insurance policies on certain key executives. The life insurance is recorded at the amount that can be realized, which is referred to as the cash surrender value.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value for each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one time reclassification of available for sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard became effective January 1, 2007 and SNBV elected not to recognize existing servicing rights at their fair value. Therefore, the adoption of this statement did not impact the Company’s consolidated financial position or results of operations.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement may change current practice. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. Early application of this Statement is encouraged. We are assessing the effect that SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. We have not completed our evaluation of the impact of the adoption of this standard.

In September 2006, the FASB EITF finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).” This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact upon SNBV.

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

SNBV adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no effect on our consolidated financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of January 1, 2007. SNBV and it subsidiary file a consolidated U. S. federal tax return and a Virginia state income tax return. These returns are subject to examination by taxing authorities for all years after 2004.

2.	STOCK- BASED COMPENSATION

In 2004, the Board of Directors adopted a stock options plan that authorized the reservation of up to 275,000 shares of common stock and provided for the granting of stock options to certain directors, officers and employees. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options. The purpose of the plan is to afford key employees an incentive to remain in the employ of SNBV and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in SNBV’s future success. Under the plans, the options price cannot be less than the fair market value of the stock on the grant date. The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

SNBV accounts for the plan under the recognition and measurement principles of FASB Statement No 123 Revised (“SFAS 123R”), “Share Based Payment,” effective January 1, 2006. In 2005 the plan was measured under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Prior to 2006, 168,025 options were granted under the plan. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. In addition, all options granted prior to 2006 were fully vested as of December 31, 2005. Therefore, in 2006, no share-based compensation expense was recognized for these outstanding options.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the three months ended March 31, 2007:

Dividend yield	0.00%
Expected life	10 years
Expected volatility	18.23%
Risk-free interest rate	4.81%
Weighted average fair value per option granted	$6.32

•	The dividend yield was estimated using historical dividends paid and market value information for SNBV’s stock. An increase in dividend yield will decrease compensation expense.

•

Due to SNBV’s short existence, the volatility was estimated using historical volatility of comparative publicly traded financial institutions in the Virginia market for periods approximating the expected option life.

•

The risk-free interest rate was developed using the U. S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense on future option grants.

SFAS 123R requires the recognition of stock-based compensation expense for the number of awards that are ultimately expected to vest. For the three months ended March 31, 2007, stock-based compensation expense recorded was $1 thousand. As of March 31, 2007, unrecognized compensation expense associated with stock options was $34 thousand which is expected to be recognized over a weighted average period of 5 years.

A summary of changes in outstanding stock options during the three months ended March 31, 2007 follows:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	168,025	$9.09
Granted	5,500	14.73
Forfeited	—	—
Exercised	—	—

Options outstanding, end of period	173,525	$9.27

The following table summarizes the options outstanding as of March 31, 2007 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	173,525	168,025
Weighted average remaining contractual life in years	8.23	8.18
Weighted average exercise price	$9.27	$9.09
Aggregate intrinsic value	$864	$864

The estimated unamortized compensation expense, net of estimated forfeitures, related to stock options issued and outstanding as of March 31, 2007 will be recognized in future periods as follows (dollars in thousands):

For the remaining nine months of 2007	$5
For the year ended December 31, 2008	7
For the year ended December 31, 2009	7
For the year ended December 31, 2010	7
For the year ended December 31, 2011	7
For the year ended December 31, 2012	1

$34

3.	INVESTMENT SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the carrying amount, unrecognized gains and losses and fair value of securities held to maturity as of March 31, 2007 and December 31, 2006 were as follows (in thousands):

	Amortized Cost			Estimated Fair Value
		Gross Unrealized
March 31, 2007		Gains	(Losses)
Available for sale:
Mortgage-backed securities	$8,163	$297	$—	$8,460
Collateralized mortgage obligations	5,714	—	(44)	5,670
Corporate Bonds	8,844	7	—	8,851

	$22,721	$304	$(44)	$22,981

	Amortized Cost	Gross Unrecognized		Estimated Fair Value
		Gains	(Losses)
Held to maturity:
Mortgage-backed securities	$21,058	$271	$(160)	$21,169
Collateralized mortgage obligations	12,446	7	(72)	12,381

	$33,504	$278	$(232)	$33,550

	Amortized Cost			Estimated Fair Value
		Gross Unrealized
December 31, 2006		Gains	(Losses)
Available for sale:
Mortgage-backed securities	$8,129	$—	$—	$8,129
Collateralized mortgage obligations	5,937	—	(37)	5,900
Corporate Bonds	6,853	—	—	6,853

	$20,919	$—	$(37)	$20,882

	Amortized Cost	Gross Unrecognized		Estimated Fair Value
		Gains	(Losses)
Held to maturity:
Mortgage-backed securities	$21,807	$—	$(208)	$21,599
Collateralized mortgage obligations	13,816	7	(91)	13,732

	$35,623	$7	$(299)	$35,331

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

The primary purpose of the investment portfolio is to generate income and meet liquidity needs of SNBV through readily saleable financial instruments. The portfolio includes mortgage-backed securities and collateralized mortgage obligations, whose prices move inversely with interest rates. At the end of any accounting period, the investment portfolio has unrealized and unrecognized gains and losses. SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in an unrealized loss situation is the credit quality of the business behind the instrument. There are 11 securities totaling approximately $25.7 million in the portfolio that are considered temporarily impaired at March 31, 2007. The temporary impairment is caused by higher interest rates since the purchase of the securities and will reverse if interest rates decline in the future; conversely, the temporary impairment will increase if interest rates increase. Management has concluded that these losses are not individually significant, or in the aggregate; the fair value is expected to recover as the securities approach their maturity date and/or market rates decline.

The following tables present information regarding temporarily impaired securities as of March 31, 2007 and December 31, 2006:

March 31, 2007	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Available for sale:
Collateralized mortgage obligations	$—	$—	$4,917	$(44)	$4,917	$(44)

	$—	$—	$4,917	$(44)	$4,917	$(44)

	Less than 12 months		More than 12 months		Total
	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Held to maturity:
Mortgage-backed securities	$—	$—	$12,527	$(160)	$12,527	$(160)
Collateralized mortgage obligations	3,339	(36)	8,215	(36)	11,554	(72)

	$3,339	$(36)	$20,742	$(196)	$24,081	$(232)

December 31, 2006	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Available for sale:
Collateralized mortgage obligations	$—	$—	$4,917	$(37)	$4,917	$(37)

	$—	$—	$4,917	$(37)	$4,917	$(37)

	Less than 12 months		More than 12 months		Total
	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Held to maturity:
Mortgage-backed securities	$2,113	$(21)	$11,124	$(187)	$13,237	$(208)
Collateralized mortgage obligations	3,544	(40)	9,309	(51)	12,853	(91)

	$5,657	$(61)	$20,433	$(238)	$26,090	$(299)

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Balance, beginning of period	$2,726	$1,020
Provision charged to operations	250	150
Recoveries credited to allowance	—	—

Total	2,976	1,170
Loans charged off	100	—

Balance, end of period	$2,876	$1,170

5.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are conditional commitments issued by Southern to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $559 thousand and $477 thousand as of March 31, 2007 and December 31, 2006, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. At March 31, 2007 and December 31, 2006, we had unfunded loan commitments approximating $66.2 million and $54.6 million, respectively.

We use the same credit policies in making loan commitments and issuing letters of credit as we do for on balance sheet instruments.

6.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended March 31, 2007
Basic EPS	$474	6,799	$0.07
Effect of dilutive stock options	—	93	—

Diluted EPS	$474	6,892	$0.07

For the three months ended March 31, 2006
Basic EPS	$82	3,850	$0.02
Effect of dilutive stock options	—	75	—

Diluted EPS	$82	3,925	$0.02

There were 5,500 anti-dilutive options as of March 31, 2007 and no anti-dilutive options as of March 31, 2006.

7.	SUBSEQUENT EVENT

On April 19, 2007, SNBV’s Board of Directors approved a 10% stock dividend payable May 18, 2007 to shareholders of record as of May 2, 2007. All share and per share amounts have been adjusted to reflect the stock dividend.

Sonabank’s new branch in Warrenton, Virginia was opened in April 2007. This brings the total number of branches to six. The other branches are located in Charlottesville, Clifton Forge, Reston, McLean and Fairfax, all in Virginia.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report. Results of operations for the three month periods ended March 31, 2007 are not necessarily indicative of results that may be attained for any other period.

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our executive credit officer and presented to our board of directors for review and approval on at least a quarterly basis. We may determine, based on our analysis, which includes risk factors such as charge-off rates, past dues, portfolio composition and loan growth, that our future loan loss provision needs to increase or decrease in order for us to maintain the allowance at a level sufficient to absorb probable incurred credit losses. If we become aware that any of these factors has materially changed, our estimate of credit losses in the loan portfolio and the related allowance could also change. The allowance consists of general and unallocated components. The value of the general reserve is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that affect management’s estimate of probable losses.

While it is our policy to charge off loans in the current period when a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Goodwill and Other Intangible Assets

SNBV recorded $10.5 million of goodwill, $5.2 million of core deposit intangible assets and $707 thousand of mortgage loan servicing assets in association with its acquisition of 1st Service Bank in 2006 and the Clifton Forge branch in 2005. SNBV is required to perform an annual assessment of goodwill and other intangible assets to determine potential impairment. Also, management, on an on-going basis, informally reviews and analyzes certain transactions or events that may indicate potential impairment of goodwill and other intangible assets throughout the year. The analysis and determination of potential impairment and the identification of relevant factors and events indicating potential impairment require a high degree of judgment from management. SNBV will perform a formal assessment of goodwill and other intangible assets in September 2007. No such events were identified in 2007 to cause us to believe that goodwill or other intangible assets were impaired.

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

SNBV contributed most of the net proceeds of this offering to Sonabank to provide capital to support its internal asset growth as well as the asset growth expected to result from the three branches acquired in the merger with 1st Service. We also opened a new branch in Warrenton, Virginia, in April 2007, which should generate additional growth, requiring additional capital. The excess net proceeds have been temporarily employed to reduce our higher cost liabilities including institutional certificates of deposit. The precise amounts and timing of our use of the net proceeds will depend upon market conditions and the availability of other funds, among other factors.

As of the close of business on December 1, 2006, we completed the acquisition of 1st Service Bank, which operated three branch offices in Fairfax County, Virginia. 1st Service Bank transactions have been included in our financial results since December 1, 2006. The fair value of the assets acquired as of December 1, 2006 were approximately $115.8 million including $107.1 million in loans, of which approximately $17 million were securitized by the end of December 2006, and reflected on the balance sheet as investment securities. We also acquired approximately $78.9 million in deposits. We also recorded $2.1 million in core deposit intangibles, and goodwill totaled approximately $10.5 million. The core deposit intangible asset for this acquisition is being amortized over 7 years.

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2007, our net income was $474 thousand, or $0.07 per share (basic and diluted) compared to net income of $82 thousand, or $0.02 per share (basic and diluted) for the same period in 2006.

For the three months ended March 31, 2007 compared to the three months ended December 31, 2006, net income increased $93 thousand, or 24.4%, from $381 thousand to $474 thousand.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the three months ended March 31, 2007 was $2.5 million compared to $1.3 million for the same period last year. Average interest-earning assets for the three months ended March 31, 2007 increased $146.1 million over the same period in 2006. Approximately $126.5 million of this growth was an increase in average loans outstanding, most of which was generated by the acquisition of $90.1 million of loans (net of $17.0 million of securitized loans) from the 1st Service Bank merger in December 2006. The average yield on interest-earning assets increased from 6.84% in 2006 to 7.37% in 2007 as average loans outstanding increased. Average interest-bearing liabilities for the three months ended March 31, 2007 increased $114.1 million compared to the same period in 2006. Average interest-bearing deposits increased by $118.2 million, while average borrowings decreased by $4.1 million compared to the first quarter of 2006. We acquired $67.3 million in interest-bearing deposits in the merger with 1st Service

Bank. The average cost of interest-bearing liabilities increased from 3.79% in 2006 to 4.78% in 2007. The interest rate spread for the three months ended March 31, 2007 decreased from 3.05% to 2.59% compared to the same period last year. The net interest margin for the three months ended March 31, 2007 decreased to 3.75% from 4.23% compared to the same period last year, primarily because most of the growth in loans and investment securities has been funded with time deposits, and the ratio of the average balance of time deposits to average interest-earning assets has increased significantly.

Net interest income for the three months ended March 31, 2007 was $2.5 million compared to $1.9 million for the quarter ended December 31, 2006. Average interest-earning assets for the three months ended March 31, 2007 increased $74.9 million over the quarter ended December 31, 2006. The interest-earning assets acquired in the 1st Service merger were reflected in the average for the fourth quarter of 2006 for 30 days. The interest rate spread for the three months ended March 31, 2007 decreased slightly from 2.60% to 2.59% compared to the three months ended December 31, 2006. The net interest margin for the three months ended March 31, 2007 decreased to 3.75% from 3.94% compared to the fourth quarter of 2006, primarily because most of the growth in loans and investment securities has been funded with time deposits, and the ratio of the average balance of time deposits to average interest-earning assets continues to increase.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis For the Quarters Ended
	3/31/2007			3/31/2006
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income	$206,253	$4,025	7.91%	$79,766	$1,589	8.08%
Investment securities	55,452	755	5.45%	38,351	457	4.77%
Other earning assets	5,324	74	5.64%	2,809	39	5.63%

Total earning assets	267,029	4,854	7.37%	120,926	2,085	6.84%

Allowance for loan losses	(2,738)			(1,078)
Total non-earning assets	22,392			8,186

Total assets	$286,683			$128,034

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$6,929	5	0.28%	$6,430	4	0.26%
Money market accounts	31,989	323	4.09%	16,498	110	2.70%
Savings accounts	2,818	3	0.50%	2,352	3	0.50%
Time deposits	152,396	1,962	5.22%	50,661	574	4.60%

Total interest-bearing deposits	194,132	2,293	4.79%	75,941	691	3.69%
Borrowings	8,363	95	4.61%	12,419	134	4.38%

Total interest-bearing liabilities	202,495	2,388	4.78%	88,360	825	3.79%

Noninterest-bearing liabilities:
Demand deposits	16,968			6,639
Other liabilities	1,285			682

Total liabilites	220,748			95,681
Stockholders’ equity	65,935			32,353

Total liabilities and stockholders’ equity	$286,683			$128,034

Net interest income		$2,466			$1,260

Interest rate spread			2.59%			3.05%
Net interest margin			3.75%			4.23%

Provision for Loan Losses

The provision for loan losses is a current charge to earnings made in order to increase the allowance for loan losses to a level deemed appropriate by management based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectablity. Our loan loss allowance is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment. The risk factors are determined by considering the net loss experience from 1992 to 1999 of insured commercial banks headquartered in Virginia, with $500 million to $10.0 billion in assets, as well as applying management’s judgment.

The provisions for loan losses charged to operations for the three months ended March 31, 2007 and 2006 were $250 thousand and $150 thousand, respectively. We had charge-offs totaling $100 thousand during the quarter ended March 31, 2007, and we had no charge-offs during the same quarter of 2006.

Noninterest Income

Noninterest income for the three months ended March 31, 2007 totaled $183 thousand compared to $53 thousand for the same period in 2006. Noninterest income consists of account maintenance and deposit service fees, loan servicing income, income on bank-owned life insurance and other fees such as late charges on loans, ATM fees and debit card fees. Account maintenance and deposit service fees increased from $45 thousand in the first quarter of 2006 to $74 thousand in the first quarter of 2007 primarily because of growth in the number of deposit accounts. Loan servicing income from loan servicing rights acquired in the 1st Service Bank merger was $62 thousand during the first quarter of 2007, and there was none in the same period of 2006. Other loan fees increased to $23 thousand during the first quarter of 2007 from $8 thousand for the first quarter of 2006 because of growth in the number of loans due to the merger. Also, Sonabank purchased a bank-owned life insurance policy during the first quarter of 2007 which generated income of $24 thousand.

Noninterest income for the first quarter of 2007 increased to $183 thousand from $94 thousand for the quarter ended December 31, 2006. Account maintenance and deposit service fees increased from $60 thousand in the fourth quarter of 2006 to $74 thousand in the first quarter of 2007, primarily because of growth in the number of deposit accounts due to the merger with 1st Service Bank . Loan servicing income increased from $17 thousand in the fourth quarter of 2006 to $62 thousand in the first quarter of 2007 since the loan servicing rights were acquired in December 2006. Other loan fees increased to $23 thousand during the first quarter of 2007 from $17 thousand for the fourth quarter of 2006 because of growth in the number of loans due to the merger.

Noninterest Expense

Noninterest expense for the first quarter 2007 increased by $844 thousand from the same quarter a year ago. Approximately $391 thousand of the increase is attributable to the 1st Service Bank acquisition.

Noninterest expense for the first quarter 2007 increased by $484 thousand from the fourth quarter of 2006. Approximately $273 thousand of the increase is attributable to the 1st Service Bank acquisition which closed in December 2006 resulting in a one-month impact on the fourth quarter of 2006.

Salaries and benefits increased by $307 thousand for the three months ended March 31, 2007 compared to the same period last year. This increase is related directly to staff additions to accommodate our growth including the 1st Service acquisition. As of March 31, 2007, we had 49 full time equivalent employees compared to 32 full time equivalent employees at March 31, 2006.

Our occupancy expense and furniture and equipment expense increased by $175 thousand and $37 thousand, respectively, for the quarter ended March 31, 2007 compared to the same quarter a year ago. The increase over the 2006 period primarily reflects the 1st Service acquisition.

Amortization of core deposit intangibles was $182 thousand during the first quarter of 2007 compared to $110 during the same period last year. The increase is the amortization of the core deposit intangible acquired in the 1st Service merger which added three new locations.

Other operating expenses increased by $253 thousand for the quarter ended March 31, 2007 compared to the same quarter a year ago. These expenses consist of telephone, professional fees, data processing fees, the Virginia franchise tax, loan servicing expense and other fees. The Virginia franchise tax expense was $137 thousand for the three months ended March 31, 2007 compared to $55 thousand for the first quarter of 2006. Loan servicing expense and amortization of the loan servicing assets acquired in the 1st Service merger was $42 thousand for the first quarter of 2007 and we had none during the same quarter last year. Data processing fees increased by $19 thousand compared to the first quarter of 2006. Telephone and postage expense increased by $9 thousand and $16 thousand, respectively, compared to the first quarter of 2006. Legal, audit and tax and shareholder expense increased by $43 thousand over the first quarter of 2006. These expenses have increased primarily because of the 1st Service acquisition and the fact that SNBV is now a publicly-held company.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $296.5 million at March 31, 2007, as compared to $290.6 million at December 31, 2006. Our asset growth has been funded by deposit growth, primarily with time deposits. Loans, net of unearned income have increased by $5.3 million since December 31, 2006. Loan growth has been concentrated in the commercial real estate and construction portfolios. We also purchased a bank-owned life insurance policy in the amount of $5.0 million during the first quarter of 2007.

As of March 31, 2007, total deposits were $219.0 million compared to $215.8 million as of December 31, 2006. The growth was attributable to an increase in brokered certificates of deposit. Brokered certificates of deposit were $82.8 million at March 31, 2007, compared to $78.1 million at December 31, 2006.

Loan Portfolio

The following table summarizes the composition of our loan portfolio as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007	December 31, 2006
Mortgage loans on real estate:
Commercial	$69,780	$69,338
Construction, land and other loans	43,037	35,822
Residential 1-4 family	62,599	63,141
Multi-family residential	4,722	3,720
Equity lines of credit	8,696	10,509

Total real estate loans	188,834	182,530
Commercial loans	18,736	19,581
Consumer loans	2,753	2,861

Gross loans	210,323	204,972
Less unearned income on loans	(432)	(428)

Loans, net of unearned income	$209,891	$204,544

Asset Quality

We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we believe the borrower cannot satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

We maintain appraisals on loans secured by real estate, including those categorized as non-performing loans and potential problem loans. In instances where appraisals reflect reduced collateral values, we make an evaluation of the borrower’s overall financial condition to determine the need, if any, for possible write-down to their net realizable values. We record other real estate owned at the lower of our recorded investment in the loan or fair value less our estimated costs to sell.

Our loss and delinquency experience on our loan portfolio has been limited by a number of factors, including our underwriting standards and the relatively short period of time since the loans were originated. Whether loan portfolio loss and delinquency experience will increase significantly depends upon the value of collateral securing loans and regional economic factors.

At March 31, 2007, and December 31, 2006, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) totaled $7.9 million, and $7.5 million, respectively. Of the impaired loan total at March 31, 2007, there was one non-accrual loan in the amount of $3.7 million. The underlying collateral is finished lots which had been under contract to a national builder who withdrew from the project. Negotiations are underway to sell some of the lots to local builders. There were no non-accrual loans at December 31, 2006. There were no loans past due 90 days or more and accruing interest at March 31, 2007 and December 31, 2006.

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

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes	To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
			Actual Ratio at
			March 31, 2007	December 31, 2006
SNBV
Tier 1 risk-based capital ratio	4.00%	N/A	23.98%	24.69%
Total risk-based capital ratio	8.00%	N/A	25.23%	25.94%
Leverage ratio	4.00%	N/A	19.61%	28.46%
Sonabank
Tier 1 risk-based capital ratio	4.00%	6.00%	22.89%	23.53%
Total risk-based capital ratio	8.00%	10.00%	24.14%	24.78%
Leverage ratio	4.00%	5.00%	18.71%	27.13%

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged primarily in the business of investing funds obtained from deposits and borrowings into interest-earning loans and investments. Consequently, our earnings depend to a significant extent on our net interest income, which is the difference between the interest income on loans and other investments and the interest expense on deposits and borrowings. To the extent that our interest-bearing liabilities do not reprice or mature at the same time as our interest-earning assets, we are subject to interest rate risk and corresponding fluctuations in net interest income. We have employed asset/liability management policies that seek to manage our interest income, without having to incur unacceptable levels of credit or investment risk.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of March 31, 2007 and December 31, 2006:

	Sensitivity of Market Value of Portfolio Equity As of March 31, 2007
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$73,386	$457	0.63%	24.75%	106.51%
Up 200	73,415	486	0.67%	24.76%	106.55%
Up 100	73,289	360	0.49%	24.72%	106.37%
Base	72,929	—	0.00%	24.59%	105.85%
Down 100	72,032	(897)	-1.23%	24.29%	104.55%
Down 200	70,261	(2,668)	-3.66%	23.69%	101.98%
Down 300	68,481	(4,448)	-6.10%	23.09%	99.39%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2006
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$72,383	$(641)	-0.88%	24.91%	106.09%
Up 200	72,810	(214)	-0.29%	25.06%	106.72%
Up 100	73,021	(3)	0.00%	25.13%	107.03%
Base	73,024	—	0.00%	25.13%	107.03%
Down 100	72,542	(482)	-0.66%	24.97%	106.32%
Down 200	71,475	(1,549)	-2.12%	24.60%	104.76%
Down 300	70,112	(2,912)	-3.99%	24.13%	102.76%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2007 and December 31, 2006 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

	Sensitivity of Net Interest Income As of March 31, 2007
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$12,465	$1,829	4.57%	0.66%
Up 200	11,865	1,229	4.35%	0.44%
Up 100	11,273	637	4.14%	0.23%
Base	10,636	—	3.91%	0.00%
Down 100	9,886	(750)	3.64%	-0.27%
Down 200	8,919	(1,717)	3.29%	-0.62%
Down 300	7,958	(2,678)	2.94%	-0.97%

	Sensitivity of Net Interest Income As of December 31, 2006
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$12,409	$1,492	4.56%	0.54%
Up 200	11,918	1,001	4.38%	0.36%
Up 100	11,429	512	4.21%	0.19%
Base	10,917	—	4.02%	0.00%
Down 100	10,318	(599)	3.80%	-0.22%
Down 200	9,586	(1,331)	3.54%	-0.48%
Down 300	8,917	(2,000)	3.29%	-0.73%

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

ITEM 4—CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

While SNBV and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business, there are no proceedings pending, or to management’s knowledge, threatened, against SNBV or Sonabank at this time.

ITEM 1A—RISK FACTORS

As of March 31, 2007 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6—EXHIBITS

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

May 15, 2007	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

May 15, 2007	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer