Form 10-Q
period 2007-06-30
Southern National Bancorp of Virginia Inc
filed 2007-08-14
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of July 31, 2007, there were 6,798,494 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

June 30, 2007

ITEM I – FINANCIAL INFORMATION

PART I – FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands) (Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents:
Cash and due from banks	$2,500	$3,306
Interest-bearing deposits in other banks	4,083	4,820

Total cash and cash equivalents	6,583	8,126

Securities available for sale, at fair value	27,786	20,882

Securities held to maturity, at amortized cost (fair value of $36,465 and $35,331, respectively)	36,596	35,623

Loans, net of unearned income	214,061	204,544
Less allowance for loan losses	(2,899)	(2,726)

Net loans	211,162	201,818

Stock in Federal Reserve Bank and Federal Home Loan Bank	2,467	2,446
Bank premises and equipment, net	3,693	3,499
Goodwill	8,530	10,423
Core deposit and other intangibles, net	4,896	5,295
Bank-owned life insurance	5,081	—
Other real estate owned	3,993	—
Deferred tax assets	2,545	12
Other assets	3,238	2,450

Total assets	$316,570	$290,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$19,299	$19,216
Interest-bearing deposits:
NOW accounts	6,147	9,639
Money market accounts	39,648	32,567
Savings accounts	2,723	2,853
Time deposits	169,112	151,529

Total interest-bearing deposits	217,630	196,588

Total deposits	236,929	215,804

Short-term borrowings	8,205	5,033
Other liabilities	2,003	1,510

Total liabilities	247,137	222,347

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 6,798,494 shares at June 30, 2007 and December 31, 2006	68	62
Additional paid in capital	69,433	69,436
Accumulated deficit	(125)	(1,247)
Accumulated other comprehensive income (loss)	57	(24)

Total stockholders’ equity	69,433	68,227

Total liabilities and stockholders’ equity	$316,570	$290,574

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income :
Interest and fees on loans	$4,333	$1,832	$8,358	$3,421
Interest and dividends on securities	844	477	1,599	934
Interest and dividends on other earning assets	71	54	145	93

Total interest and dividend income	5,248	2,363	10,102	4,448

Interest expense:
Interest on deposits	2,471	927	4,763	1,619
Interest on short-term borrowings	130	91	226	224

Total interest expense	2,601	1,018	4,989	1,843

Net interest income	2,647	1,345	5,113	2,605

Provision for loan losses	325	136	575	286

Net interest income after provision for loan losses	2,322	1,209	4,538	2,319

Noninterest income:
Account maintenance and deposit service fees	76	42	150	87
Loan servicing income	58	—	120	—
Other loan fees	8	24	31	32
Income from bank-owned life insurance	57	—	81	—

Total noninterest income	199	66	382	119

Noninterest expenses:
Salaries and benefits	759	504	1,591	1,029
Occupancy expenses	269	93	533	182
Furniture and equipment expenses	107	75	214	145
Amortization of core deposit intangible	182	108	363	218
Virginia franchise tax expense	137	52	275	107
Data processing expense	57	43	114	81
Telephone and communication expense	47	41	102	87
Other operating expenses	369	120	659	268

Total noninterest expenses	1,927	1,036	3,851	2,117

Income before income taxes	594	239	1,069	321
Income tax benefit	(53)	—	(53)	—

Net income	$647	$239	$1,122	$321

Earnings per share, basic	$0.10	$0.06	$0.17	$0.08

Earnings per share, diluted	$0.09	$0.06	$0.16	$0.08

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(dollars in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance—January 1, 2006	$35	$34,537	$(2,256)	$(3)		$32,313
Comprehensive income:
Net income			321		$321	321
Unrealized holding losses on available for sale securities arising during the period (net of tax, $24)				(48)	(48)	(48)

Total comprehensive income					$273

Balance—June 30, 2006	$35	$34,537	$(1,935)	$(51)		$32,586

Balance—January 1, 2007	$62	$69,436	$(1,247)	$(24)		$68,227
Comprehensive income:
Net income			1,122		$1,122	1,122
Stock-based compensation expense		3				3
Issuance of common stock for stock dividend	$6	(6)
Unrealized holding losses on available for sale securities arising during the period (net of tax, $42)				81	81	81

Total comprehensive income					$1,203

Balance—June 30, 2007	$68	$69,433	$(125)	$57		$69,433

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands) (Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$1,122	$321
Adjustments to reconcile net income to net cash and cash equivalents provided in operating activities:
Depreciation	215	147
Amortization , net	240	198
Provision for loan losses	575	286
Income on bank-owned life insurance	(81)	—
Stock option expense	3	—
Other, net	(585)	(147)

Net cash and cash equivalents provided by operating activities	1,489	805

Investing activities:
Purchases of securities available for sale	(9,008)	(6,588)
Proceeds from paydowns of securities available for sale	2,310	687
Purchases of securities held to maturity	(6,940)	(1,967)
Proceeds from paydowns of securities held to maturity	6,053	2,193
Net increase in loans	(14,314)	(17,332)
Purchase of bank-owned life insurance	(5,000)	—
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(21)	(466)
Purchases of bank premises and equipment	(409)	(50)

Net cash and cash equivalents used in investing activities	(27,329)	(23,523)

Financing activities:
Net increase in noninterest-bearing deposits	83	215
Net increase in interest-bearing deposits	21,042	26,930
Net increase (decrease) in short-term borrowings	3,172	(4,296)

Net cash and cash equivalents provided by financing activities	24,297	22,849

Increase (decrease) in cash and cash equivalents	(1,543)	131
Cash and cash equivalents at beginning of period	8,126	1,663

Cash and cash equivalents at end of period	$6,583	$1,794

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$4,493	$1,638
Income taxes	875	—
Supplemental schedule of noncash investing and financing activities
Transfer from loans to other real estate owned	$3,993	$—
Transfer from deferred tax valuation allowance to goodwill	1,945	—

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2007

1. ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank, N. A. (“Sonabank”) a national bank chartered on April 14, 2005, under the laws of the United States of America. The principal activities of Sonabank are to attract deposits and originate loans as permitted for federally chartered national banks under the laws of the United States of America. Sonabank conducts full-service banking operations in Charlottesville, McLean, Reston, Fairfax, Warrenton and Clifton Forge in Virginia.

The consolidated financial statements include the accounts of Southern National Bancorp of Virginia, Inc. and its subsidiary. Significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“U. S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in SNBV’s Form 10-K for the year ended December 31, 2006.

Use of Estimates

To prepare financial statements in conformity with U. S. generally accepted accounting principles management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, valuation of deferred tax assets, loan servicing rights, and fair values of financial instruments are particularly subject to change.

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expenses.

Cash Surrender Value of Life Insurance

SNBV has purchased life insurance policies on certain key executives. The life insurance is recorded at the amount that can be realized, which is referred to as the cash surrender value.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value for each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one time reclassification of available for sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard became effective January 1, 2007 and SNBV elected to not adopt the fair value measurement method permitted under this standard. Therefore, the adoption of this statement did not impact the Company’s consolidated financial position or results of operations.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value under U. S. generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement may change current practice. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. We are assessing the effect that SFAS No. 157 will have on our consolidated financial statements.

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

2. STOCK- BASED COMPENSATION

In 2004, the Board of Directors adopted a stock options plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options. The purpose of the plan is to afford key employees an incentive to remain in the employ of SNBV and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in SNBV’s future success. Under the plans, the options price cannot be less than the fair market value of the stock on the grant date. The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

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

SNBV granted 5,500 options during the first quarter of 2007. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the six months ended June 30, 2007:

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

SFAS 123R requires the recognition of stock-based compensation expense for the number of awards that are ultimately expected to vest. For the three and six month periods ended June 30, 2007, stock-based compensation expense recorded was $2 thousand and $3 thousand, respectively. As of June 30, 2007, unrecognized compensation expense associated with stock options was $32 thousand which is expected to be recognized over a weighted average period of 5 years.

A summary of changes in outstanding stock options during the six months ended June 30, 2007 follows:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	168,025	$9.09
Granted	5,500	14.73
Forfeited	—	—
Exercised	—	—

Options outstanding, end of period	173,525	$9.27

The following table summarizes the options outstanding as of June 30, 2007 (dollars in thousands, except share and per share amounts):

	Stock Options Vested or Expected to Vest	Exercisable
Stock options	173,525	168,025
Weighted average remaining contractual life in years	7.98	7.93
Weighted average exercise price	$9.27	$9.09
Aggregate intrinsic value	$840	$840

The estimated unamortized compensation expense, net of estimated forfeitures, related to stock options issued and outstanding as of June 30, 2007 will be recognized in future periods as follows (dollars in thousands):

For the remaining six months of 2007	$3
For the year ended December 31, 2008	7
For the year ended December 31, 2009	7
For the year ended December 31, 2010	7
For the year ended December 31, 2011	7
For the year ended December 31, 2012	1

$32

3. SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the carrying amount, unrecognized gains and losses and fair value of securities held to maturity as of June 30, 2007 and December 31, 2006 were as follows (in thousands):

June 30, 2007				Estimated Fair Value
	Amortized Cost	Gross Unrealized
		Gains	(Losses)
Available for sale:
Mortgage-backed securities	$7,184	$227	$—	$7,411
Collateralized mortgage obligations	5,451	—	(35)	5,416
FHLMC preferred stock	2,000	—	(108)	1,892
Corporate Bonds	13,064	3	—	13,067

	$27,699	$230	$(143)	$27,786

	Amortized Cost	Gross Unrecognized		Estimated Fair Value
		Gains	(Losses)
Held to maturity:
Mortgage-backed securities	$25,597	$197	$(246)	$25,548
Collateralized mortgage obligations	10,999	—	(82)	10,917

	$36,596	$197	$(328)	$36,465

December 31, 2006

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	(Losses)
Available for sale:
Mortgage-backed securities	$8,129	$—	$—	$8,129
Collateralized mortgage obligations	5,937	—	(37)	5,900
Corporate Bonds	6,853	—	—	6,853

	$20,919	$—	$(37)	$20,882

	Amortized Cost	Gross Unrecognized		Estimated Fair Value
		Gains	(Losses)
Held to maturity:
Mortgage-backed securities	$21,807	$—	$(208)	$21,599
Collateralized mortgage obligations	13,816	7	(91)	13,732

	$35,623	$7	$(299)	$35,331

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

The primary purpose of the securities portfolio is to generate income and meet liquidity needs of SNBV through readily saleable financial instruments. The portfolio includes mortgage-backed securities and collateralized mortgage obligations, whose prices move inversely with interest rates. At the end of any accounting period, the securities portfolio has unrealized and unrecognized gains and losses. SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in an unrealized loss situation is the credit quality of the business behind the instrument. There are 13 securities totaling approximately $29.5 million in the portfolio that are considered temporarily impaired at June 30, 2007. The temporary impairment is caused by higher interest rates since the purchase of the securities and will reverse if interest rates decline in the future; conversely, the temporary impairment will increase if interest rates increase. Management has concluded that these losses are not individually significant, or in the aggregate; the fair value is expected to recover as the securities approach their maturity date and/or market rates decline, and management has the positive intent and ability to hold to recovery. The following tables present information regarding securities in a continuous unrealized loss position as of June 30, 2007 and December 31, 2006 (in thousands) by duration of time in a loss position:

June 30, 2007

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Available for sale:
FHLMC preferred stock	$1,892	$(108)	$—	$—	$1,892	$(108)
Collateralized mortgage obligations	—	—	4,928	(35)	4,928	(35)

	$1,892	$(108)	$4,928	$(35)	$6,820	$(143)

	Less than 12 months		More than 12 months		Total
	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Held to maturity:
Mortgage-backed securities	$—	$—	$11,723	$(246)	$11,723	$(246)
Collateralized mortgage obligations	766	(4)	10,151	(78)	10,917	(82)

	$766	$(4)	$21,874	$(324)	$22,640	$(328)

December 31, 2006

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Available for sale:
Collateralized mortgage obligations	$—	$—	$4,917	$(37)	$4,917	$(37)

	$—	$—	$4,917	$(37)	$4,917	$(37)

	Less than 12 months		More than 12 months		Total
	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Held to maturity:
Mortgage-backed securities	$2,113	$(21)	$11,124	$(187)	$13,237	$(208)
Collateralized mortgage obligations	3,544	(40)	9,309	(51)	12,853	(91)

	$5,657	$(61)	$20,433	$(238)	$26,090	$(299)

4. ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the six months ended June 30, 2007 and 2006 (in thousands):

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Balance, beginning of period	$2,726	$1,020
Provision charged to operations	575	286
Recoveries credited to allowance	—	—

Total	3,301	1,306
Loans charged off	(402)	—

Balance, end of period	$2,899	$1,306

5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $549 thousand and $477 thousand as of June 30, 2007 and December 31, 2006, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. At June 30, 2007 and December 31, 2006, we had unfunded loan commitments approximating $68.1 million and $54.6 million, respectively.

We use the same credit policies in making loan commitments and issuing letters of credit as we do for on balance sheet instruments.

6. EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended June 30, 2007
Basic EPS	$647	6,799	$0.10
Effect of dilutive stock options and warrants	—	92	—

Diluted EPS	$647	6,891	$0.09

For the three months ended June 30, 2006
Basic EPS	$239	3,850	$0.06
Effect of dilutive stock options and warrants	—	75	—

Diluted EPS	$239	3,925	$0.06

For the six months ended June 30, 2007
Basic EPS	$1,122	6,799	$0.17
Effect of dilutive stock options and warrants	—	92	—

Diluted EPS	$1,122	6,891	$0.16

For the six months ended June 30, 2006
Basic EPS	$321	3,850	$0.08
Effect of dilutive stock options and warrants	—	75	—

Diluted EPS	$321	3,925	$0.08

There were 5,500 anti-dilutive options as of June 30, 2007 and no anti-dilutive options as of June 30, 2006.

7. INCOME TAXES

Until the second quarter of 2007, SNBV maintained a valuation allowance against its deferred tax assets. As of the current quarter, however, management concluded that the valuation allowance on the net deferred tax assets was no longer necessary given the sustained income and growth over the past six calendar quarters. The tax valuation allowance reversal was $2.5 million, of which $1.9 million was related to the net deferred tax assets obtained in the 1st Service Bank acquisition.

Net deferred tax assets consist of the following components as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Deferred tax assets:
Allowance for loan losses	$784	$828
Organization costs	340	356
Unearned loan fees and other	142	146
Core deposit intangible amortization	—	89
Net operating loss carryover	1,407	1,408
Purchase accounting	494	—
Net unrealized loss on securities available for sale	—	12

Total deferred tax assets	3,167	2,839

Deferred tax liabilities:
Core deposit intangible amortization	472	—
Net unrealized gain on securities available for sale	29	—
Prepaid expenses	13	—
Depreciation	108	106

Total deferred tax liabilities	622	106

	2,545	2,733
Valuation allowance	—	(2,721)

Net deferred tax assets	$2,545	$12

Income tax expense (benefit) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current tax expense	$280	$81	$184	$109
Deferred tax expense (benefit)	(110)	(81)	147	(109)
Change in valuation allowance	(223)	—	(384)	—

Income tax benefit	$(53)	$—	$(53)	$—

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Computed expected tax expense	$202	$81	$363	$109
Reduction in tax expense resulting from:
Change in valuation allowance	(223)	(81)	(384)	(109)
Income from bank-owned life insurance	(19)	—	(27)	—
Tax exempt income	(6)	—	(6)	—
Other, net	(7)	—	1	—

Income tax benefit	$(53)	$—	$(53)	$—

8. TOTAL COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net income	$647	$239	$1,122	$321
Change in unrealized gain (loss) on available for sale securities, net of reclassification and tax effects.	(115)	(17)	81	(48)

Total comprehensive income	$532	$222	$1,203	$273

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report. Results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of results that may be attained for any other period.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies are in accordance with U. S. generally accepted accounting principles and with general practices within the banking industry. Management makes a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during periods presented. Different assumptions in the application of these methods or policies could result in material changes in our financial statements. As such, the following policies are considered “critical accounting policies” for us.

Allowance for Loan Losses

The allowance for loan losses is established and maintained at levels management and the board of directors deem adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the portfolio as of the balance sheet date. In assessing the adequacy of the allowance, we review the quality of, and risks in, loans in the portfolio. We also consider such factors as:

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

Goodwill and Other Intangible Assets

SNBV recorded $10.5 million of goodwill, $5.2 million of core deposit intangible assets and $707 thousand of mortgage loan servicing assets in association with its acquisition of 1st Service Bank in 2006 and the Clifton Forge branch in 2005. SNBV is required to perform at least annually an assessment of goodwill and other intangible assets to determine potential impairment. Also, management, on an on-going basis, informally reviews and analyzes certain transactions or events that may indicate potential impairment of goodwill and other intangible assets throughout the year. The analysis and determination of potential impairment and the identification of relevant factors and events indicating potential impairment require a high degree of judgment from management. SNBV will perform a formal assessment of goodwill and other intangible assets in September 2007. No such events were identified in 2007 to cause us to believe that goodwill or other intangible assets were impaired.

During the quarter ended June 30, 2007, the deferred tax asset valuation allowance reversal of $1.9 million related to the net deferred tax assets obtained in the 1st Service Bank acquisition was recognized as an adjustment to goodwill. As of June 30, 2007, the amount of goodwill is $8.5 million.

Valuation of Deferred Tax Asset

We evaluate deferred tax assets quarterly. We will realize this asset to the extent we are profitable or carry back tax losses to periods in which we paid income taxes. Our determination of the realization of the deferred tax asset will be based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income we will earn and the implementation of various tax plans to maximize realization of the deferred tax assets. Management believes we will generate sufficient operating earnings to realize the deferred tax benefits. Examinations of our income tax returns or changes in tax law may impact the tax liabilities and resulting provisions for income taxes.

OVERVIEW

Sonabank commenced operations in April 2005, and we had our first profitable quarter in the period ended December 31, 2005.

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

As of the close of business on December 1, 2006, we completed the acquisition of 1st Service Bank, which operated three branch offices in Fairfax County, Virginia. 1st Service Bank transactions have been included in our financial results since December 1, 2006. The fair value of the assets acquired as of December 1, 2006 were approximately $118.0 million including $107.1 million in loans, of which approximately $17 million were securitized by the end of December 2006, and reflected on the balance sheet as investment securities. We also acquired approximately $78.9 million in deposits. We also recorded $2.1 million in core deposit intangibles, and goodwill totaled approximately $10.4 million. The core deposit intangible asset for this acquisition is being amortized over 7 years.

RESULTS OF OPERATIONS

Net Income

For the three months ended June 30, 2007, our net income was $647 thousand, or $0.09 per share on a diluted basis, compared to net income of $239 thousand, or $0.06 per share on a diluted basis, for the same period in 2006.

For the three months ended June 30, 2007 compared to the three months ended March 31, 2007, net income increased $173 thousand, or 36.5%, from $474 thousand to $647 thousand. Earnings per share, on a diluted basis, increased from $0.07 per share to $0.09 per share.

Net income for the six months ended June 30, 2007 increased to $1.1 million, or $0.16 per share on a diluted basis, from $321 thousand, or $0.08 per share on a diluted basis, for the same period in 2006.

Until the second quarter of 2007 SNBV maintained a valuation allowance against its deferred tax assets. As of the current quarter, however, management concluded that the valuation allowances on the net deferred tax assets were no longer necessary given the sustained income and growth over the past six calendar quarters. The tax valuation allowance reversal was $2.5 million, of which $1.9 million was related to the net deferred tax assets obtained in the 1st Service Bank acquisition. Net income for the quarter and the six months ended June 30, 2007 includes a tax benefit of $53 thousand.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the three months ended June 30, 2007 was $2.6 million compared to $1.3 million for the same period last year. Average interest-earning assets for the three months ended June 30, 2007 increased $145.4 million over the same period in 2006. Approximately $125.4 million of this growth was an increase in average loans outstanding, most of which was generated by the acquisition of $90.1 million of loans (net of $17.0 million of securitized loans) from the 1st Service Bank merger in December 2006. Average investment securities increased by $19.0 million in the quarter ended June 30, 2007, compared the same period last year. The average yield on interest-earning assets increased from 7.18% in 2006 to 7.59% in 2007 due to rising interest rates, and average earning assets increased as well. Average interest-bearing liabilities for the three months ended June 30, 2007 increased $118.2 million compared to the same period in 2006. Average interest-bearing deposits increased by $115.1 million, while average borrowings increased by $3.2 million compared to the second quarter of 2006. We acquired $67.3 million in interest-bearing deposits in the merger with 1st Service Bank. The average cost of interest-bearing liabilities increased from 4.17% in 2006 to 4.82% in 2007. The interest rate spread for the three months ended June 30, 2007 decreased from 3.01% to 2.77% compared to the same period last year. The net interest margin for the three months ended June 30, 2007 decreased to 3.83% from 4.09% compared to the same period last year, primarily because most of the growth in loans and investment securities has been funded with interest-bearing deposits, and the cost of these deposits has increased 71 basis points compared to an increase of 41 basis points in the yield on earning assets.

Net interest income for the three months ended June 30, 2007 was $2.6 million compared to $2.5 million for the quarter ended March 31, 2007. Average interest-earning assets for the second quarter of 2007 increased $10.4 million over the first quarter of 2007. The interest rate spread for the three months ended June 30, 2007 increased from 2.59% to 2.77% compared to the three months ended March 31, 2007. The net interest margin for the three months ended June 30, 2007 increased to 3.83% from 3.75% compared to the first quarter of 2007, primarily because the cost of interest-bearing liabilities only increased 4 basis points while the yield on earning assets increased 22 basis points. During the second quarter of 2007, principal repayments of $7.4 in the residential mortgage portfolio acquired in the 1st Service merger and repayments of $6.0 in the investment securities portfolio were replaced with higher yielding loans and securities.

Net interest income for the six months ended June 30, 2007 was $5.1 million compared to $2.6 million for the same period last year. Average interest-earning assets for the six months ended June 30, 2007 increased $145.7 million over the same period in 2006. Approximately $125.9 million of this growth was an increase in average loans outstanding, most of which was generated by the acquisition of $90.1 million of loans (net of $17.0 million of securitized loans) from the 1st Service Bank merger in December 2006. Average investment securities increased by $18.1 million in the six months ended June 30, 2007, compared the same period last year. The average yield on interest-earning assets increased from 7.09% in 2006 to 7.48% in 2007 due to rising interest rates, and average earning assets increased as well. Average interest-bearing liabilities for the six months ended June 30, 2007 increased $116.2 million compared to the same period in 2006. Average interest-bearing deposits increased by $116.7 million compared to the second quarter of 2006. We acquired $67.3 million in interest-bearing deposits in the merger with 1st Service Bank. The average cost of interest-bearing liabilities increased from 3.99% in 2006 to 4.80% in 2007. The interest rate spread for the six months ended June 30, 2007 decreased from 3.10% to 2.68% compared to the same period last year. The net interest margin for the six months ended June 30, 2007 decreased to 3.79% from 4.15% compared to the same period last year, primarily because most of the growth in loans and investment securities has been funded with interest-bearing deposits, and the cost of these deposits has increased 88 basis points compared to an increase of 39 basis points in the yield on earning assets.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis for the Quarters Ended
	6/30/2007			6/30/2006
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income	$213,808	$4,333	8.13%	$88,413	$1,832	8.31%
Investment securities	58,545	844	5.77%	39,532	477	4.83%
Other earning assets	5,070	71	5.62%	4,125	54	5.25%

Total earning assets	277,423	5,248	7.59%	132,070	2,363	7.18%

Allowance for loan losses	(2,844)			(1,226)
Total non-earning assets	29,509			7,355

Total assets	$304,088			$138,199

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$7,041	5	0.27%	$6,400	4	0.25%
Money market accounts	32,024	328	4.11%	15,316	116	3.04%
Savings accounts	2,667	3	0.50%	2,376	3	0.50%
Time deposits	163,458	2,135	5.24%	66,035	804	4.88%

Total interest-bearing deposits	205,190	2,471	4.83%	90,127	927	4.12%
Borrowings	11,037	130	4.72%	7,886	91	4.63%

Total interest-bearing liabilities	216,227	2,601	4.82%	98,013	1,018	4.17%

Noninterest-bearing liabilities:
Demand deposits	17,043			7,284
Other liabilities	1,720			392

Total liabilities	234,990			105,689
Stockholders’ equity	69,098			32,510

Total liabilities and stockholders’ equity	$304,088			$138,199

Net interest income		2,647			1,345

Interest rate spread			2.77%			3.01%
Net interest margin			3.83%			4.09%

	Average Balance Sheets and Net Interest Analysis for the Six Months Ended
	6/30/2007			6/30/2006
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income	$210,051	$8,358	8.02%	$84,113	$3,421	8.20%
Investment securities	57,006	1,599	5.61%	38,945	934	4.80%
Other earning assets	5,197	145	5.63%	3,471	93	5.40%

Total earning assets	272,254	10,102	7.48%	126,529	4,448	7.09%

Allowance for loan losses	(2,791)			(1,153)
Total non-earning assets	27,192			7,636

Total assets	$296,655			$133,012

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$6,985	9	0.27%	$6,415	8	0.25%
Money market accounts	32,007	651	4.10%	15,904	226	2.87%
Savings accounts	2,742	7	0.50%	2,364	6	0.49%
Time deposits	157,957	4,096	5.23%	58,390	1,379	4.76%

Total interest-bearing deposits	199,691	4,763	4.81%	83,073	1,619	3.93%
Borrowings	9,707	226	4.70%	10,140	224	4.45%

Total interest-bearing liabilities	209,398	4,989	4.80%	93,213	1,843	3.99%

Noninterest-bearing liabilities:
Demand deposits	17,006			6,963
Other liabilities	1,505			379

Total liabilities	227,909			100,555
Stockholders’ equity	68,746			32,457

Total liabilities and stockholders’ equity	$296,655			$133,012

Net interest income		$5,113			$2,605

Interest rate spread			2.68%			3.10%
Net interest margin			3.79%			4.15%

Provision for Loan Losses

The provision for loan losses is a current charge to earnings made in order to increase the allowance for loan losses to a level deemed appropriate by management based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectability. Our loan loss allowance is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment. The risk factors are determined by considering the net loss experience from 1992 to 1999 of insured commercial banks headquartered in Virginia, with $500 million to $10.0 billion in assets, as well as applying management’s judgment.

The provision for loan losses charged to operations for the three months ended June 30, 2007 and 2006 were $325 thousand and $136 thousand, respectively. We had charge-offs totaling $302 thousand during the quarter ended June 30, 2007, and we had no charge-offs during the same quarter of 2006.

The provision for loan losses charged to operations for the six months ended June 30, 2007 and 2006 were $575 thousand and $286 thousand, respectively. We had charge-offs totaling $402 thousand during the six months ended June 30, 2007, and we had no charge-offs during the same period of 2006.

Noninterest Income

Noninterest income for the three months ended June 30, 2007 totaled $199 thousand compared to $66 thousand for the same period in 2006. Noninterest income consists of account maintenance and deposit service fees, loan servicing income, income on bank-owned life insurance and other fees such as late charges on loans, ATM fees and debit card fees. Account maintenance and deposit service fees increased from $42 thousand in the second quarter of 2006 to $76 thousand in the second quarter of 2007 primarily because of growth in the number of deposit accounts. Loan servicing income from loan servicing rights acquired in the 1st Service Bank merger and created by the securitization off some of the mortgage loans acquired was $58 thousand during the second quarter of 2007, and there was none in the same period of 2006. Also, Sonabank purchased a bank-owned life insurance policy during the first quarter of 2007 which generated income of $56 thousand during the second quarter of 2007.

Noninterest income for the six months ended June 30, 2007 totaled $382 thousand compared to $119 thousand for the same period in 2006. Account maintenance and deposit service fees increased from $87 thousand in the six months ended June 30, 2006 to $150 thousand in the six months ended June 30, 2007 primarily because of growth in the number of deposit accounts. Loan servicing income was $120 thousand during the six months ended June 30, 2007, and there was none in the same period of 2006. Also, the bank-owned life insurance policy generated income of $80 thousand during the six months ended June 30, 2007.

Noninterest Expense

Noninterest expense for the second quarter 2007 increased by $891 thousand from the same quarter a year ago. Approximately $390 thousand of the increase is attributable to the 1st Service Bank acquisition, and $36 thousand is related to the opening of our new branch office in Warrenton, Virginia. Salaries and benefits increased by $255 thousand for the three months ended June 30, 2007 compared to the same period last year. This increase is related directly to staff additions to accommodate our growth including the 1st Service acquisition and the Warrenton branch. As of June 30, 2007, we had 56 full time equivalent employees compared to 31 full time equivalent employees at June 30, 2006. Our occupancy expense and furniture and equipment expense increased by $176 thousand and $32 thousand, respectively, for the quarter ended June 30, 2007 compared to the same quarter a year ago. The increase over the 2006 period primarily reflects the 1st Service acquisition and the new branch in Warrenton. Amortization of core deposit intangibles was $182 thousand during the second quarter of 2007 compared to $108 during the same period last year. The increase is the amortization of the core deposit intangible acquired in the 1st Service merger which added three new locations. Other expenses increased by $354 thousand for the quarter ended June 30, 2007 compared to the same quarter a year ago. Other expenses consist of telephone, professional fees, data processing fees, the Virginia franchise tax, loan servicing expense and other fees. The Virginia franchise tax expense was $137 thousand for the three months ended June 30, 2007 compared to $52 thousand for the second quarter of 2006. Loan servicing expense and amortization of the loan servicing assets acquired in the 1st Service merger was $48 thousand for the second quarter of 2007 and we had none during the same quarter last year. Data processing fees increased by $14 thousand compared to the second quarter of 2006. Telephone and postage expense increased by $6 thousand and $23 thousand, respectively, compared to the second quarter of 2006. Legal, audit and tax and shareholder expense increased by $39 thousand over the second quarter of 2006. These expenses have increased primarily because of the 1st Service acquisition and the fact that SNBV is now a publicly-held company.

Noninterest expense for the six months ended June 30, 2007 increased by $1.7 million from the same period in 2006. Approximately $781 thousand of the increase is attributable to the 1st Service Bank acquisition, and $41 thousand is related to the opening of our new branch office in Warrenton, Virginia. Salaries and benefits increased by $562 thousand for the six months ended June 30, 2007 compared to the same period last year. This increase is related directly to staff additions to accommodate our growth including the 1st Service acquisition and the Warrenton branch. Our occupancy expense and furniture and equipment expense increased by $351 thousand and $69 thousand, respectively, for the six months ended June 30, 2007 compared to the same period a year ago. The increase over the 2006 period primarily reflects the 1st Service acquisition and the new branch in Warrenton. Amortization of core deposit intangibles was $363 thousand during the six months ended June 30, 2007 compared to $218 during the same period last year. The increase is the amortization of the core deposit intangible acquired in the 1st Service merger. Other expenses increased by $607 thousand for the six months ended June 30, 2007 compared to the same period a year ago. Other expenses consist of telephone, professional fees, data processing fees, the Virginia franchise tax, loan servicing expense and other fees. The Virginia franchise tax expense was $275 thousand for the six months ended June 30, 2007 compared to $107 thousand for the first half of 2006. Loan servicing expense and amortization of the loan servicing assets acquired in the 1st Service merger was $90 thousand for the six months ended June 30, 2007 and we had none during the same period last year. Data processing fees increased by $33 thousand compared to the first half of 2006. Telephone and postage expense increased by $15 thousand and $40 thousand, respectively, compared to the first half of 2006. Legal, audit and tax and shareholder expense increased by $83 thousand over the first half of 2006. These expenses have increased primarily because of the 1st Service acquisition and the fact that SNBV is now a publicly-held company.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $316.6 million at June 30, 2007, as compared to $290.6 million at December 31, 2006. Our asset growth has been funded primarily by deposit growth. Net loans grew from $201.8 million at the end of 2006 to $211.2 million at June 30, 2007. Investment securities, available for sale and held to maturity, grew to $64.4 million at June 30, 2007 compared to $56.5 million at December 31, 2006. Both the growth in the net loans and the growth in the securities portfolio were a result of originations and purchases outpacing very heavy prepayments of residential mortgages and residential mortgage-backed securities. We also purchased a bank-owned life insurance policy in the amount of $5.0 million during the first quarter of 2007.

As of June 30, 2007, total deposits were $236.9 million compared to $215.8 million as of December 31, 2006. The growth was attributable mostly to an increase in brokered certificates of deposit. Brokered certificates of deposit were $89.8 million at June 30, 2007, compared to $78.1 million at December 31, 2006.

Loan Portfolio

In the loan portfolio, repayments in the hybrid adjustable rate (ARM) residential mortgage portfolio acquired in the 1st Service Bank acquisition were heavy as expected. Prepayments in the residential mortgage portfolio acquired from 1st Service Bank were $7.4 million during the second quarter and were $9.1 million for the first half. As a result the single family portfolio fell 11.7% to $55.7 million. With the exception of home equity lines of credit (largely acquired from 1st Service Bank) and loans to individuals, all other loan categories were up strongly. The commercial and industrial loan category grew the fastest at 34.7%, rising from $19.6 million at year-end to $26.4 million at June 30, 2007. The construction and development loan category rose 19.9% to $42.9 million, and commercial real estate was up 3.0% to $71.4 million.

The following table summarizes the composition of our loan portfolio as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Mortgage loans on real estate:
Commercial	$71,408	$69,338
Construction, land and other loans	42,952	35,822
Residential 1-4 family	55,744	63,141
Multi- family residential	6,974	3,720
Equity lines of credit	8,282	10,509

Total real estate loans	185,360	182,530
Commercial loans	26,380	19,581
Consumer loans	2,739	2,861

Gross loans	214,479	204,972
Less unearned income on loans	(418)	(428)

Loans, net of unearned income	$214,061	$204,544

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

At June 30, 2007, and December 31, 2006, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) totaled $3.5 million, and $7.5 million, respectively. During the second quarter of 2007 two loans totaling $3.9 million were transferred to other real estate owned (OREO) as the Bank accepted deeds in lieu of foreclosure. The OREO is comprised of 32 finished lots in Culpeper, Virginia and a single family home in Warrenton, Virginia. The Bank is actively marketing both properties.

There were no non-accrual loans at June 30, 2007 or December 31, 2006. There was one loan in the amount of $240 thousand that was past due 90 days or more and accruing interest at June 30, 2007, and there were no loans past due 90 days or more and accruing interest at December 31, 2006.

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

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy	To Be Categorized as Well Capitalized Under Prompt Corrective	Actual Ratio at
	Purposes	Action Provisions	June 30, 2007	December 31, 2006
SNBV
Tier 1 risk-based capital ratio	4.00%	N/A	23.32%	24.69%
Total risk-based capital ratio	8.00%	N/A	24.52%	25.94%
Leverage ratio	4.00%	N/A	19.43%	28.46%

Sonabank
Tier 1 risk-based capital ratio	4.00%	6.00%	22.32%	23.53%
Total risk-based capital ratio	8.00%	10.00%	23.51%	24.78%
Leverage ratio	4.00%	5.00%	18.59%	27.13%

The most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of June 30, 2007 and December 31, 2006:

	Sensitivity of Market Value of Portfolio Equity As of June 30, 2007
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$73,686	$(424)	-0.57%	23.28%	106.13%
Up 200	73,974	(136)	-0.18%	23.37%	106.54%
Up 100	74,101	(9)	-0.01%	23.41%	106.72%
Base	74,110	—	0.00%	23.41%	106.74%
Down 100	73,593	(517)	-0.70%	23.25%	105.99%
Down 200	72,166	(1,944)	-2.62%	22.80%	103.94%
Down 300	70,385	(3,725)	-5.03%	22.23%	101.37%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2006
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$72,383	$(641)	-0.86%	24.91%	106.09%
Up 200	72,810	(214)	-0.29%	25.06%	106.72%
Up 100	73,021	(3)	0.00%	25.13%	107.03%
Base	73,024	—	0.00%	25.13%	107.03%
Down 100	72,542	(482)	-0.65%	24.97%	106.32%
Down 200	71,475	(1,549)	-2.09%	24.60%	104.76%
Down 300	70,112	(2,912)	-3.93%	24.13%	102.76%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2007 and December 31, 2006 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

	Sensitivity of Net Interest Income As of June 30, 2007
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$12,433	$1,888	4.33%	0.65%
Up 200	11,803	1,258	4.11%	0.43%
Up 100	11,179	634	3.90%	0.22%
Base	10,545	—	3.68%	0.00%
Down 100	9,824	(721)	3.44%	-0.24%
Down 200	8,877	(1,668)	3.11%	-0.57%
Down 300	7,939	(2,606)	2.79%	-0.89%

	Sensitivity of Net Interest Income As of December 31, 2006
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$12,409	$1,492	4.56%	0.54%
Up 200	11,918	1,001	4.38%	0.36%
Up 100	11,429	512	4.21%	0.19%
Base	10,917	—	4.02%	0.00%
Down 100	10,318	(599)	3.80%	-0.22%
Down 200	9,586	(1,331)	3.54%	-0.48%
Down 300	8,917	(2,000)	3.29%	-0.73%

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

ITEM 4 – CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

While SNBV and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business, there are no proceedings pending, or to management’s knowledge, threatened, against SNBV or Sonabank at this time.

ITEM 1A – RISK FACTORS

As of June 30, 2007 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SNBV held its Annual Meeting of Stockholders on April 19, 2007, at which time stockholders were asked to consider two proposals, as follows:

1.	To elect two directors to serve as Class 1 directors for a three-year term; and

2.	To ratify the appointment of Crowe Chizek and Company LLC as the independent registered public accounting firm of the Company for the year ending December 31, 2007.

The vote tabulation was as follows:

1.	Election of two Class 1 directors to serve for a term of three years:

Director	Votes For	Votes Withheld
R. Roderick Porter	4,319,918	347
Robin R. Shield	4,319,614	651

The following directors’ terms of office continued after the meeting:

Neil J. Call

Georgia S. Derrico

John J. Forch

Michael A. Gaffney

Charles A. Kabash

2.	To ratify the appointment of Crowe Chizek and Company LLC as the independent registered public accounting firm of the Company for 2007:

Votes For	Votes Against	Abstain
4,310,165	100	10,000

ITEM 6 – EXHIB ITS

(a) Exhibits.

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

August 14, 2007	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

August 14, 2007	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer