Form 10-Q
period 2007-09-30
Southern National Bancorp of Virginia Inc
filed 2007-11-14
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of October 31, 2007, there were 6,798,547 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

September 30, 2007

ITEM I - FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands) (Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$1,016	$3,306
Interest-bearing deposits in other financial institutions	632	4,820

Total cash and cash equivalents	1,648	8,126

Securities available for sale, at fair value	27,663	20,882

Securities held to maturity, at amortized cost (fair value of $34,135 and $35,331, respectively)	33,947	35,623

Loans, net of unearned income	243,262	204,544
Less allowance for loan losses	(3,166)	(2,726)

Net loans	240,096	201,818

Stock in Federal Reserve Bank and Federal Home Loan Bank	3,646	2,446
Bank premises and equipment, net	3,609	3,499
Goodwill	8,713	10,423
Core deposit intangibles, net	4,049	5,295
Bank-owned life insurance	12,702	—
Other real estate owned	3,946	—
Deferred tax assets, net	2,771	12
Other assets	3,465	2,450

Total assets	$346,255	$290,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$17,858	$19,216
Interest-bearing deposits:
NOW accounts	5,934	9,639
Money market accounts	48,722	32,567
Savings accounts	2,475	2,853
Time deposits	165,122	151,529

Total interest-bearing deposits	222,253	196,588

Total deposits	240,111	215,804

Short-term borrowings	14,356	5,033
Long-term borrowings	20,000	—
Other liabilities	2,282	1,510

Total liabilities	276,749	222,347

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 6,798,547 shares at September 30, 2007 and December 31, 2006	68	62
Additional paid in capital	69,434	69,436
Retained earnings (accumulated deficit)	342	(1,247)
Accumulated other comprehensive income (loss)	(338)	(24)

Total stockholders’ equity	69,506	68,227

Total liabilities and stockholders’ equity	$346,255	$290,574

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income:
Interest and fees on loans	$4,565	$2,130	$12,923	$5,551
Interest and dividends on securities	904	550	2,503	1,484
Interest and dividends on other earning assets	80	37	225	130

Total interest and dividend income	5,549	2,717	15,651	7,165

Interest expense:
Interest on deposits	2,689	1,226	7,452	2,845
Interest on short-term borrowings	190	79	416	303

Total interest expense	2,879	1,305	7,868	3,148

Net interest income	2,670	1,412	7,783	4,017

Provision for loan losses	270	80	845	366

Net interest income after provision for loan losses	2,400	1,332	6,938	3,651

Noninterest income:
Account maintenance and deposit service fees	88	42	238	128
Income from bank-owned life insurance	121	—	202	—
Other	15	8	76	40

Total noninterest income	224	50	516	168

Noninterest expenses:
Salaries and benefits	872	527	2,463	1,556
Occupancy expenses	276	91	809	273
Furniture and equipment expenses	112	77	326	222
Amortization of core deposit intangible	182	108	545	326
Virginia franchise tax expense	137	52	412	159
Data processing expense	54	43	168	124
Telephone and communication expense	61	42	163	129
Other operating expenses	294	135	863	402

Total noninterest expenses	1,988	1,075	5,749	3,191

Income before income taxes	636	307	1,705	628
Income tax expense	169	—	116	—

Net income	$467	$307	$1,589	$628

Earnings per share, basic	$0.07	$0.08	$0.23	$0.16

Earnings per share, diluted	$0.07	$0.08	$0.23	$0.16

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(dollars in thousands) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance - January 1, 2006	$35	$34,537	$(2,256)	$(3)		$32,313
Comprehensive income:
Net income			628		$628	628
Change in unrealized gain (loss) on available for sale securities (net of tax, $10)				(20)	(20)	(20)

Total comprehensive income					$608

Balance - September 30, 2006	$35	$34,537	$(1,628)	$(23)		$32,921

Balance - January 1, 2007	$62	$69,436	$(1,247)	$(24)		$68,227
Comprehensive income:
Net income			1,589		$1,589	1,589
Stock-based compensation expense		4				4
Issuance of common stock for stock dividend	$6	(6)
Change in unrealized gain (loss) on available for sale securities (net of tax, $162)				(314)	(314)	(314)

Total comprehensive income					$1,275

Balance - September 30, 2007	$68	$69,434	$342	$(338)		$69,506

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(dollars in thousands) (Unaudited)

	2007	2006
Operating activities:
Net income	$1,589	$628
Adjustments to reconcile net income to net cash and cash equivalents provided in operating activities:
Depreciation	335	221
Amortization , net	407	313
Provision for loan losses	845	366
Income on bank-owned life insurance	(202)	—
Stock option expense	4	—
Other, net	176	(383)

Net cash and cash equivalents provided by operating activities	3,154	1,145

Investing activities:
Purchases of securities available for sale	(11,008)	(6,588)
Proceeds from paydowns of securities available for sale	3,871	1,052
Purchases of securities held to maturity	(6,940)	(1,967)
Proceeds from paydowns of securities held to maturity	8,739	3,840
Net increase in loans	(43,779)	(30,917)
Purchase of bank-owned life insurance	(12,500)	—
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(1,200)	(381)
Purchases of bank premises and equipment	(445)	(61)

Net cash and cash equivalents used in investing activities	(63,262)	(35,022)

Financing activities:
Net increase (decrease) in noninterest-bearing deposits	(1,358)	442
Net increase in interest-bearing deposits	25,665	37,447
Proceeds from Federal Home Loan Bank convertible advances	20,000	—
Net increase (decrease) in short-term borrowings	9,323	(4,183)

Net cash and cash equivalents provided by financing activities	53,630	33,706

Decrease in cash and cash equivalents	(6,478)	(171)
Cash and cash equivalents at beginning of period	8,126	1,663

Cash and cash equivalents at end of period	$1,648	$1,492

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$7,228	$2,825
Income taxes	1,009	—
Supplemental schedule of noncash investing and financing activities
Transfer from loans to other real estate owned	$4,251	$—
Transfer from deferred tax valuation allowance to goodwill	1,945	—

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2007

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

SNBV adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no effect on our consolidated financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of September 30, 2007. SNBV and it subsidiary file a consolidated U. S. federal tax return and a Virginia state income tax return. These returns are subject to examination by taxing authorities for all years after 2004.

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

SNBV granted 5,500 options during the first quarter of 2007. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the nine months ended September 30, 2007:

Dividend yield	0.00%
Expected life	10 years
Expected volatility	18.23%
Risk-free interest rate	4.81%
Weighted average fair value per option granted	$6.32

•	We have paid no dividends.

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

SFAS 123R requires the recognition of stock-based compensation expense for the number of awards that are ultimately expected to vest. For the three and nine month periods ended September 30, 2007, stock-based compensation expense recorded was $2 thousand and $4 thousand, respectively. As of September 30, 2007, unrecognized compensation expense associated with stock options was $31 thousand which is expected to be recognized over a weighted average period of 5 years.

A summary of changes in outstanding stock options during the nine months ended September 30, 2007 follows:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	168,025	$9.09
Granted	5,500	14.73
Forfeited	—	—
Exercised	—	—

Options outstanding, end of period	173,525	$9.27

The following table summarizes the options outstanding as of September 30, 2007 (dollars in thousands, except share and per share amounts):

	Stock Options Outstanding	Stock Options Exercisable
Stock options	173,525	168,025
Weighted average remaining contractual life in years	7.73	7.68
Weighted average exercise price	$9.27	$9.09
Aggregate intrinsic value	$566	$566

The estimated unamortized compensation expense, net of estimated forfeitures, related to stock options issued and outstanding as of September 30, 2007 will be recognized in future periods as follows (dollars in thousands):

For the remaining three months of 2007	$2
For the year ended December 31, 2008	7
For the year ended December 31, 2009	7
For the year ended December 31, 2010	7
For the year ended December 31, 2011	7
For the year ended December 31, 2012	1

$31

3. SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the carrying amount, unrecognized gains and losses and fair value of securities held to maturity as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

September 30, 2007
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Available for sale:
Mortgage-backed securities	$6,541	$253	$—	$6,794
Collateralized mortgage obligations	4,574	—	(27)	4,547
FHLMC preferred stock	2,000	—	(208)	1,792
Corporate Bonds	15,060	—	(530)	14,530

	$28,175	$253	$(765)	$27,663

	Carrying Amount	Gross Unrecognized		Estimated Fair Value
		Gains	Losses
Held to maturity:
Mortgage-backed securities	$24,164	$280	$(68)	$24,376
Collateralized mortgage obligations	9,783	10	(34)	9,759

	$33,947	$290	$(102)	$34,135

December 31, 2006
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Available for sale:
Mortgage-backed securities	$8,129	$—	$—	$8,129
Collateralized mortgage obligations	5,937	—	(37)	5,900
Corporate Bonds	6,853	—	—	6,853

	$20,919	$—	$(37)	$20,882

	Carrying Amount	Gross Unrecognized		Estimated Fair Value
		Gains	Losses
Held to maturity:
Mortgage-backed securities	$21,807	$—	$(208)	$21,599
Collateralized mortgage obligations	13,816	7	(91)	13,732

	$35,623	$7	$(299)	$35,331

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

The primary purpose of the securities portfolio is to generate income and meet liquidity needs of SNBV through readily saleable financial instruments. The portfolio includes mortgage-backed securities and collateralized mortgage obligations, whose prices move inversely with interest rates and trust preferred securities which float at a spread over LIBOR and whose prices are a function of spreads of bank-related paper to other instruments. At the end of any accounting period, the securities portfolio has unrealized and unrecognized gains and losses. SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. The primary concern in an unrealized loss situation is the credit quality of the business behind the instrument. There are 21 securities totaling approximately $37.7 million in the portfolio that are considered temporarily impaired at September 30, 2007. Management has concluded that these losses are not individually significant, or in the aggregate; the fair value is expected to recover as the securities approach their maturity date and/or market conditions improve, and management has the positive intent and ability to hold to recovery. The following tables present information regarding securities in a continuous unrealized loss position as of September 30, 2007 and December 31, 2006 (in thousands) by duration of time in a loss position:

September 30, 2007
	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Available for sale:
FHLMC preferred stock	$1,792	$(208)	$—	$—	$1,792	$(208)
Corporate bonds	14,530	(530)	—	—	14,530	(530)
Collateralized mortgage obligations	—	—	4,331	(27)	4,331	(27)

	$16,322	$(738)	$4,331	$(27)	$20,653	$(765)

	Less than 12 months		More than 12 months		Total
	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Held to maturity:
Mortgage-backed securities	$—	$—	$11,469	$(68)	$11,469	$(68)
Collateralized mortgage obligations	—	—	5,610	(34)	5,610	(34)

	$—	$—	$17,079	$(102)	$17,079	$(102)

December 31, 2006
	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Available for sale:
Collateralized mortgage obligations	$—	$—	$4,917	$(37)	$4,917	$(37)

	$—	$—	$4,917	$(37)	$4,917	$(37)

	Less than 12 months		More than 12 months		Total
	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Held to maturity:
Mortgage-backed securities	$2,113	$(21)	$11,124	$(187)	$13,237	$(208)
Collateralized mortgage obligations	3,544	(40)	9,309	(51)	12,853	(91)

	$5,657	$(61)	$20,433	$(238)	$26,090	$(299)

4. ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 (in thousands):

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Balance, beginning of period	$2,726	$1,020
Provision charged to operations	845	366
Recoveries credited to allowance	—	—

Total	3,571	1,386
Loans charged off	(405)	—

Balance, end of period	$3,166	$1,386

5. FEDERAL HOME LOAN BANK (FHLB) ADVANCES

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Overnight FHLB advances with an interest rate of 5.44%	$6,200	$—
FHLB convertible advances with a weighted average interest rate of 4.10% (1)	20,000	—

Total FHLB advances	$26,200	$—

(1)	These advances have a five year maturity and are convertible to adjustable rate advances at the option of the FHLB of Atlanta after the first year and quarterly thereafter. If converted, the adjustable rate advances will be priced at a spread to 3-month LIBOR.

6. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $521 thousand and $477 thousand as of September 30, 2007 and December 31, 2006, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. At September 30, 2007 and December 31, 2006, we had unfunded loan commitments approximating $65.2 million and $54.6 million, respectively.

We use the same credit policies in making loan commitments and issuing letters of credit as we do for on balance sheet instruments.

7. EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended September 30, 2007
Basic EPS	$467	6,798,547	$0.07
Effect of dilutive stock options and warrants	—	74,111	—

Diluted EPS	$467	6,872,658	$0.07

For the three months ended September 30, 2006
Basic EPS	$307	3,850,000	$0.08
Effect of dilutive stock options and warrants	—	71,617	—

Diluted EPS	$307	3,921,617	$0.08

For the nine months ended September 30, 2007
Basic EPS	$1,589	6,798,547	$0.23
Effect of dilutive stock options and warrants	—	86,526	—

Diluted EPS	$1,589	6,885,073	$0.23

For the nine months ended September 30, 2006
Basic EPS	$628	3,850,000	$0.16
Effect of dilutive stock options and warrants	—	74,133	—

Diluted EPS	$628	3,924,133	$0.16

There were 5,500 anti-dilutive options during the three and nine months ended September 30, 2007, and there were no anti-dilutive options during the three and nine months ended September 30, 2006.

8. TOTAL COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net income	$467	$307	$1,589	$628
Change in unrealized gain (loss) on available for sale securities, net of reclassification and tax effects.	(395)	28	(314)	(20)

Total comprehensive income	$72	$335	$1,275	$608

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report. Results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results that may be attained for any other period.

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

Allowance for Loan Losses

The allowance for loan losses is established and maintained at levels management and the board of directors deem adequate to absorb probable incurred credit losses from identified and otherwise inherent risks in the portfolio as of the balance sheet date. In assessing the adequacy of the allowance, we review the quality of, and risks in, loans in the portfolio. We also consider such factors as:

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

Goodwill and Other Intangible Assets

SNBV recorded $10.5 million of goodwill and $5.2 million of core deposit intangible assets in association with its acquisition of 1st Service Bank in 2006 and the Clifton Forge branch in 2005. SNBV is required to perform at least annually an assessment of goodwill and other intangible assets to determine potential impairment. Also, management, on an on-going basis, informally reviews and analyzes certain transactions or events that may indicate potential impairment of goodwill and other intangible assets throughout the year. The analysis and determination of potential impairment and the identification of relevant factors and events indicating potential impairment require a high degree of judgment from management. SNBV performed a formal assessment of goodwill and other intangible assets in September 2007. No such events were identified in 2007 to cause us to believe that goodwill or other intangible assets were impaired.

During the quarter ended September 30, 2007, adjustments of approximately $184 thousand were made to goodwill related to the 1st Service Bank acquisition. During the second quarter of 2007, the deferred tax asset valuation allowance reversal of $1.9 million related to the net deferred tax assets obtained in the 1st Service Bank acquisition was recognized as an adjustment to goodwill. As of September 30, 2007, the amount of goodwill is $8.7 million.

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

Until the second quarter of 2007, SNBV maintained a valuation allowance against its deferred tax assets. During the second quarter of 2007, however, management concluded that the valuation allowance on the net deferred tax assets was no longer necessary given the sustained income and growth over the past six calendar quarters. The tax valuation allowance reversal was $2.5 million, of which $1.9 million was related to the net deferred tax assets obtained in the 1st Service Bank acquisition.

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

As of the close of business on December 1, 2006, we completed the acquisition of 1st Service Bank, which operated three branch offices in Fairfax County, Virginia. 1st Service Bank transactions have been included in our financial results since December 1, 2006. The fair value of the assets acquired as of December 1, 2006 were approximately $118.0 million including $107.1 million in loans, of which approximately $17 million were securitized by the end of December 2006, and reflected on the balance sheet as investment securities. We also acquired approximately $78.9 million in deposits. We also recorded $2.1 million in core deposit intangibles, and goodwill totaled approximately $8.7 million as adjusted. The core deposit intangible asset for this acquisition is being amortized over 7 years.

RESULTS OF OPERATIONS

Net Income

For the three months ended September 30, 2007, our net income was $467 thousand, or $0.07 per share on a diluted basis, compared to net income of $307 thousand, or $0.08 per share on a diluted basis, for the same period in 2006.

For the three months ended September 30, 2007 compared to the three months ended June 30, 2007, net income decreased $180 thousand, or 27.8%, from $647 thousand to $467 thousand. Earnings per share, on a diluted basis, decreased from $0.09 per share to $0.07 per share. Net income for the quarter and the six months ended June 30, 2007 included a tax benefit of $53 thousand. During the third quarter of 2007 we recognized tax expense of $169 thousand.

Net income for the nine months ended September 30, 2007 increased to $1.6 million, or $0.23 per share on a diluted basis, from $628 thousand, or $0.16 per share on a diluted basis, for the same period in 2006.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the three months ended September 30, 2007 was $2.7 million compared to $1.4 million for the same period last year. Average interest-earning assets for the three months ended September 30, 2007 increased $147.7 million over the same period in 2006. Approximately $124.7 million of this growth was an increase in average loans outstanding, most of which was generated by the acquisition of $90.1 million of loans (net of $17.0 million of securitized loans) from the 1st Service Bank merger in December 2006. Average investment securities increased by $19.9 million in the quarter ended September 30, 2007, compared to the same period last year. The average yield on interest-earning assets increased from 7.41% in 2006 to 7.51% in 2007 primarily because most of the increase in average earning assets was in the higher yielding loans. Average interest-bearing liabilities for the three months ended September 30, 2007 increased $126.5 million compared to the same period in 2006. Average interest-bearing deposits increased by $116.2 million, while average borrowings increased by $10.3 million compared to the second quarter of 2006. We acquired $67.3 million in interest-bearing deposits in the merger with 1st Service Bank. The average cost of interest-bearing liabilities increased from 4.64% in 2006 to 4.80% in 2007. The interest rate spread for the three months ended September 30, 2007 decreased from 2.77% to 2.71% compared to the same period last year. The net interest margin for the three months ended September 30, 2007 decreased to 3.61% from 3.85% compared to the same period last year, primarily because the cost of deposits has increased more than the yield on earning assets. We have mitigated that somewhat by using convertible advances from the Federal Home Loan Bank of Atlanta (FHLB) beginning in August 2007. These advances have a five year maturity and a fixed rate that is subject to being converted to an adjustable rate after the first year at the option of the FHLB. At September 30, 2007, we had convertible advances totaling $20 million at an average interest rate of 4.10%. This has contributed to the decrease in the cost of borrowings compared to the same quarter last year.

Net interest income for the nine months ended September 30, 2007 was $7.8 million compared to $4.0 million for the same period last year. Average interest-earning assets for the nine months ended September 30, 2007 increased $146.4 million over the same period in 2006. Approximately $125.5 million of this growth was an increase in average loans outstanding, most of which was generated by the acquisition of $90.1 million of loans (net of $17.0 million of securitized loans) from the 1st Service Bank merger in December 2006. Average investment securities increased by $18.7 million in the nine months ended September 30, 2007, compared the same period last year. The average yield on interest-earning assets increased from 7.21% in 2006 to 7.49% in 2007 primarily because most of the increase in average earning assets was in the higher yielding loans. Average interest-bearing liabilities for the nine months ended September 30, 2007 increased $119.6 million compared to the same period in 2006. Average interest-bearing deposits increased by $116.5 million compared to the same period in 2006. We acquired $67.3 million in interest-bearing deposits in the merger with 1st Service Bank. The average cost of interest-bearing liabilities increased from 4.20% in 2006 to 4.81% in 2007. The interest rate spread for the nine months ended September 30, 2007 decreased from 2.98% to 2.69% compared to the same period last year. The net interest margin for the nine months ended September 30, 2007 decreased to 3.73% from 4.04% compared to the same period last year, primarily because the cost of deposits has increased more than the yield on earning assets.

Our commercial loans, acquisition and development loans, construction loans and SBA loans are predominately priced to a spread over the prime rate. Commercial real estate loans are generally priced at a spread over the one, three or five year constant maturity treasury yield (CMT) and fixed for three to five years. On the liability side of the balance sheet we have a large segment of our funding which floats; however, the prime rate loans reprice virtually immediately, but the liabilities reprice only at maturity resulting in a lag which can adversely affect net interest income when interest rates decline. The 50 basis point decrease in the federal funds target rate during the third quarter may have a short-term negative impact on our net interest margin in the fourth quarter. Further reductions in the fourth quarter would constrain net interest income until the liabilities reprice.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis for the Three Months Ended
	September 30, 2007			September 30, 2006
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income	$223,979	$4,565	8.09%	$99,315	$2,130	8.51%
Investment securities	63,506	904	5.69%	43,611	550	5.04%
Other earning assets	5,731	80	5.54%	2,584	37	5.68%

Total earning assets	293,216	5,549	7.51%	145,510	2,717	7.41%

Allowance for loan losses	(2,978)			(1,327)
Total non-earning assets	37,698			7,350

Total assets	$327,936			$151,533

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$6,477	4	0.27%	$4,183	3	0.28%
Money market accounts	46,353	523	4.48%	15,191	127	3.32%
Savings accounts	2,697	4	0.51%	2,357	3	0.50%
Time deposits	165,786	2,158	5.16%	83,432	1,093	5.20%

Total interest-bearing deposits	221,313	2,689	4.82%	105,163	1,226	4.63%
Borrowings	16,852	190	4.47%	6,538	79	4.79%

Total interest-bearing liabilities	238,165	2,879	4.80%	111,701	1,305	4.64%

Noninterest-bearing liabilities:
Demand deposits	18,144			6,594
Other liabilities	2,073			517

Total liabilities	258,382			118,812
Stockholders’ equity	69,554			32,721

Total liabilities and stockholders’ equity	$327,936			$151,533

Net interest income		2,670			1,412

Interest rate spread			2.71%			2.77%
Net interest margin			3.61%			3.85%

	Average Balance Sheets and Net Interest Analysis for the Nine Months Ended
	September 30, 2007			September 30, 2006
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income	$214,745	$12,923	8.05%	$89,236	$5,551	8.32%
Investment securities	59,197	2,503	5.64%	40,517	1,484	4.88%
Other earning assets	5,377	225	5.59%	3,173	130	5.48%

Total earning assets	279,319	15,651	7.49%	132,926	7,165	7.21%

Allowance for loan losses	(2,854)			(1,211)
Total non-earning assets	30,732			7,539

Total assets	$307,197			$139,254

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$6,814	14	0.27%	$5,663	10	0.24%
Money market accounts	36,841	1,174	4.26%	15,664	353	3.01%
Savings accounts	2,727	10	0.49%	2,362	9	0.51%
Time deposits	160,595	6,254	5.21%	66,829	2,473	4.95%

Total interest-bearing deposits	206,977	7,452	4.81%	90,518	2,845	4.20%

Borrowings	12,115	416	4.59%	8,926	303	4.54%

Total interest-bearing liabilities	219,092	7,868	4.80%	99,444	3,148	4.23%

Noninterest-bearing liabilities:
Demand deposits	17,389			6,872
Other liabilities	1,697			425

Total liabilities	238,178			106,741
Stockholders’ equity	69,019			32,513

Total liabilities and stockholders’ equity	$307,197			$139,254

Net interest income		$7,783			$4,017

Interest rate spread			2.69%			2.98%
Net interest margin			3.73%			4.04%

Provision for Loan Losses

The provision for loan losses is a current charge to earnings made in order to increase the allowance for loan losses to a level deemed appropriate by management based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectability. Our loan loss allowance is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment. The risk factors are determined by considering peer data, as well as applying management’s judgment.

The provision for loan losses charged to operations for the three months ended September 30, 2007 and 2006 were $270 thousand and $80 thousand, respectively. We had charge-offs totaling $3 thousand during the quarter ended September 30, 2007, and we had no charge-offs during the same quarter of 2006.

The provision for loan losses charged to operations for the nine months ended September 30, 2007 and 2006 were $845 thousand and $366 thousand, respectively. We had charge-offs totaling $405 thousand during the nine months ended September 30, 2007, and we had no charge-offs during the same period of 2006. The increase in the provision for loan losses during the three and nine months ended September 30, 2007 was due to overall growth in the loan portfolio.

Noninterest Income

The following table presents the major categories on noninterest income for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	2007	2006	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$88	$42	$46
Income from bank-owned life insurance	121	—	121
Other	15	8	7

Total noninterest income	$224	$50	$174

	For the Nine Months Ended September 30,
	2007	2006	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$238	$128	$110
Income from bank-owned life insurance	202	—	202
Other	76	40	36

Total noninterest income	$516	$168	$348

The increase in noninterest income was largely attributable to two factors. First, account maintenance and deposit service fees increased reflecting the impact of the increased number of accounts due in part to the acquisition of 1st Service Bank in the fourth quarter of 2006. Second, we purchased a bank-owned life insurance (BOLI) policy during the first quarter of 2007, and we purchased a second policy in July 2007. We owned no BOLI during 2006.

Noninterest Expense

The following table presents the major categories on noninterest expense for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	2007	2006	Change
	(dollars in thousands)
Salaries and benefits	$872	$527	$345
Occupancy expenses	276	91	185
Furniture and equipment expenses	112	77	35
Amortization of core deposit intangible	182	108	74
Virginia franchise tax expense	137	52	85
Data processing expense	54	43	11
Telephone and communication expense	61	42	19
Other operating expenses	294	135	159

Total noninterest expense	$1,988	$1,075	$913

	For the Nine Months Ended September 30,
	2007	2006	Change
	(dollars in thousands)
Salaries and benefits	$2,463	$1,556	$907
Occupancy expenses	809	273	536
Furniture and equipment expenses	326	222	104
Amortization of core deposit intangible	545	326	219
Virginia franchise tax expense	412	159	253
Data processing expense	168	124	44
Telephone and communication expense	163	129	34
Other operating expenses	863	402	461

Total noninterest expense	$5,749	$3,191	$2,558

Despite the rapid growth of the Bank’s assets and the addition of a branch in Warrenton and a loan production office in Richmond, our operating expenses were well controlled. The efficiency ratio declined to 69.27% during the first nine months of 2007 from 76.25% in 2006.

Much of the increase of $2.6 million in noninterest expense is attributable to the acquisition of 1st Service Bank in December 2006 and the opening of the Warrenton branch office and the loan production office in Richmond during 2007. As of September 30, 2007 we had 58 full-time equivalent employees compared to 32 at September 30, 2006, and we had six branches at September 30, 2007, compared to two branches a year ago.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $346.3 million at September 30, 2007, as compared to $290.6 million at December 31, 2006. Our asset growth has been funded primarily by growth in deposits and borrowings. Net loans grew from $201.8 million at the end of 2006 to $240.1 million at September 30, 2007. Investment securities, available for sale and held to maturity, grew to $61.6 million at September 30, 2007 compared to $56.5 million at December 31, 2006. Both the growth in the net loans and the growth in the securities portfolio were a result of originations and purchases outpacing very heavy prepayments of residential mortgages and residential mortgage-backed securities. We also purchased a bank-owned life insurance policy in the amount of $5.0 million during the first quarter of 2007 and a second one in the amount of $7.5 million in the third quarter of 2007.

As of September 30, 2007, total deposits were $240.1 million compared to $215.8 million as of December 31, 2006. The growth was attributable mostly to an increase in brokered certificates of deposit and money market accounts. Brokered certificates of deposit were $83.1 million at September 30, 2007, compared to $78.1 million at December 31, 2006. Brokered money market deposits were $17 million at September 30, 2007; there were none at December 31, 2006.

In addition to short-term borrowings, we began using convertible advances from the FHLB beginning in August 2007. These advances have a five year maturity and a fixed rate that is subject to being converted to an adjustable rate based on a spread to 3-month LIBOR after the first year at the option of the FHLB. At September 30, 2007, we had convertible advances totaling $20 million at an average interest rate of 4.10%.

Loan Portfolio

In the loan portfolio, repayments in the hybrid adjustable rate (ARM) residential mortgage portfolio acquired in the 1st Service Bank acquisition were heavy as expected. Prepayments in the residential mortgage portfolio acquired from 1st Service Bank were $9.1 million during the first half of 2007, but decreased to $2.1 million during the third quarter. As a result the single family portfolio fell 15.4% to $53.4 million. With the exception of home equity lines of credit (largely acquired from 1st Service Bank) and loans to individuals, all other loan categories were up strongly. The commercial and industrial loan category grew the fastest at 122.7%, rising from $19.6 million at year-end to $43.6 million at September 30, 2007. The construction and development loan category rose 30.8% to $46.8 million, and commercial real estate was up 17.4% to $81.4 million.

The following table summarizes the composition of our loan portfolio as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Mortgage loans on real estate:
Commercial	$81,406	$69,338
Construction, land and other loans	46,847	35,822
Residential 1-4 family	53,434	63,141
Multi- family residential	7,969	3,720
Equity lines of credit	8,143	10,509

Total real estate loans	197,799	182,530
Commercial loans	43,615	19,581
Consumer loans	2,321	2,861

Gross loans	243,735	204,972
Less unearned income on loans	(473)	(428)

Loans, net of unearned income	$243,262	$204,544

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

We maintain appraisals on loans secured by real estate, including those categorized as non-performing loans and potential problem loans. In instances where appraisals reflect reduced collateral values, we make an evaluation of the borrower’s overall financial condition to determine the need, if any, for possible write-down to their net realizable values. We record other real estate owned at fair value less our estimated costs to sell.

Our loss and delinquency experience on our loan portfolio has been limited by a number of factors, including our underwriting standards and the relatively short period of time since the loans were originated. Whether loan portfolio loss and delinquency experience will increase significantly depends upon the value of collateral securing loans and regional economic factors.

At September 30, 2007, and December 31, 2006, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) totaled $3.4 million, and $7.5 million, respectively. During the second quarter of 2007 two loans totaling $4.0 million were transferred to other real estate owned (OREO) as the Bank accepted deeds in lieu of foreclosure. The OREO is comprised of 32 finished lots in Culpeper, Virginia and a single family home in Warrenton, Virginia. The single family home was sold during the third quarter resulting in a gain on sale of approximately $21 thousand, and it was replaced by another residential property acquired through foreclosure in the amount of $251 thousand during the third quarter. The Bank is actively marketing both properties. Other real estate owned totaled $3.9 million at September 30, 2007; there was none at December 31, 2006.

There were no non-accrual loans at September 30, 2007 or December 31, 2006. There was one loan in the amount of $64 thousand that was past due 90 days or more and accruing interest at September 30, 2007, and there were no loans past due 90 days or more and accruing interest at December 31, 2006.

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

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital	To Be Categorized as Well Capitalized Under Prompt	Actual Ratio at
	Adequacy Purposes	Corrective Action Provisions	September 30, 2007	December 31, 2006
SNBV
Tier 1 risk-based capital ratio	4.00%	N/A	20.44%	24.69%
Total risk-based capital ratio	8.00%	N/A	21.57%	25.94%
Leverage ratio	4.00%	N/A	18.10%	28.46%
Sonabank
Tier 1 risk-based capital ratio	4.00%	6.00%	19.57%	23.53%
Total risk-based capital ratio	8.00%	10.00%	20.70%	24.78%
Leverage ratio	4.00%	5.00%	17.33%	27.13%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of September 30, 2007 and December 31, 2006:

	Sensitivity of Market Value of Portfolio Equity As of September 30, 2007
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$75,935	$2,338	3.18%	21.91%	108.70%
Up 200	75,345	1,748	2.38%	21.74%	107.86%
Up 100	74,617	1,020	1.39%	21.53%	106.82%
Base	73,597	—	0.00%	21.23%	105.36%
Down 100	71,769	(1,828)	-2.48%	20.71%	102.74%
Down 200	69,179	(4,418)	-6.00%	19.96%	99.03%
Down 300	66,164	(7,433)	-10.10%	19.09%	94.71%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2006
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$72,383	$(641)	-0.87%	24.91%	106.09%
Up 200	72,810	(214)	-0.29%	25.06%	106.72%
Up 100	73,021	(3)	0.00%	25.13%	107.03%
Base	73,024	—	0.00%	25.13%	107.03%
Down 100	72,542	(482)	-0.65%	24.97%	106.32%
Down 200	71,475	(1,549)	-2.10%	24.60%	104.76%
Down 300	70,112	(2,912)	-3.96%	24.13%	102.76%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2007 and December 31, 2006 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

	Sensitivity of Net Interest Income As of September 30, 2007
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$12,725	$2,303	4.08%	0.73%
Up 200	11,960	1,538	3.84%	0.49%
Up 100	11,209	787	3.60%	0.25%
Base	10,422	—	3.35%	0.00%
Down 100	9,526	(896)	3.07%	-0.28%
Down 200	8,447	(1,975)	2.73%	-0.62%
Down 300	7,280	(3,142)	2.35%	-1.00%

	Sensitivity of Net Interest Income As of December 31, 2006
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$12,409	$1,492	4.56%	0.54%
Up 200	11,918	1,001	4.38%	0.36%
Up 100	11,429	512	4.21%	0.19%
Base	10,917	—	4.02%	0.00%
Down 100	10,318	(599)	3.80%	-0.22%
Down 200	9,586	(1,331)	3.54%	-0.48%
Down 300	8,917	(2,000)	3.29%	-0.73%

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

ITEM 1A – RISK FACTORS

As of September 30, 2007 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6 – EXHIBITS

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

November 14, 2007	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

November 14, 2007	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer