Form 10-K
period 2007-12-31
Southern National Bancorp of Virginia Inc
filed 2008-03-19
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(434) 973-5242

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	Nasdaq Global Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b – 2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $71,852,000.

The number of shares of common stock outstanding as of February 26, 2008 was 6,798,547.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2008 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Form 10-K.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-K

i

PART I

Item 1.—Business

Overview

Southern National Bancorp of Virginia, Inc. (“SNBV”), a Virginia corporation, is the holding company for Sonabank, a nationally chartered commercial bank. We opened Sonabank’s first branch on April 14, 2005. We are headquartered in our Charlottesville, Virginia branch, at 1770 Timberwood Boulevard in the Forest Lakes Shopping Center. We also have a loan production office at 230 Court Square in Charlottesville. Our administrative offices and a loan production office are located at 550 Broadview Avenue in Warrenton, Virginia, where we also opened a full service branch in the second quarter of 2007. We also have executive offices in Georgetown, Washington D.C. where senior management is located.

In December 2005, we closed on the purchase of the First Community Bancorp, Inc. branch in Clifton Forge, Virginia.

As of the close of business on December 1, 2006, we completed the acquisition of 1st Service Bank, which operated three branch offices in Fairfax County, Virginia. These branches are located in McLean, Reston and Fairfax in Northern Virginia. Sonabank has extensive lending and depository relationships in Northern Virginia, and the combined institution has capitalized on those relationships.

On November 6, 2006, SNBV completed the initial public offering of its common stock, $0.01 par value. All 2,000,000 shares of common stock registered in the offering, including 214,000 shares of common stock covered by an over- allotment option granted to the underwriter, were sold at a price to the public of $14.00 per share (equivalent to $12.73 after the stock dividend which was declared in April 2007) for net proceeds of $26.4 million.

On December 19th, 2007, SNBV announced that it had entered into an agreement with Founders Corporation of Leesburg, Virginia to purchase certain assets and to assume its lease at 1 East Market Street in Leesburg in the 100 year old Loudoun National Bank building. Sonabank received approval from the Office of the Comptroller of the Currency to open a branch at that location. The branch was opened February 11, 2008. The Board of Directors of Founders Corp and certain other investors in Founders Corp will become the members of Sonabank’s new Leesburg Advisory Board.

General

Our principal business is the acquisition of deposits from the general public through our branch offices and deposit intermediaries and the use of these deposits to fund our loan and investment portfolios. We seek to be a full service community bank that provides a wide variety of financial services to our middle market corporate clients as well as to our retail clients. We are an active commercial lender, have been designated as a “Preferred SBA Lender” and participate in the Virginia Small Business Financing Authority lending program. In addition, we are an active commercial real estate lender. We also invest funds in mortgage-backed securities, securities sold with an agreement to repurchase, reverse repurchase agreements and securities issued by agencies of the federal government.

The principal sources of funds for our lending and investment activities are deposits, amortization and repayment of loans, prepayments from mortgage-backed securities, repayments of maturing investment securities, Federal Home Loan Bank advances and other borrowed money.

Principal sources of revenue are interest and fees on loans and investment securities, as well as fee income derived from the maintenance of deposit accounts and income from bank-owned life insurance policies. Our principal expenses include interest paid on deposits and advances from the Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings, and operating expenses.

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

The following is a discussion of each of the major types of lending:

Commercial Real Estate Lending

Permanent. Commercial real estate lending includes loans for permanent financing and construction. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is strong. At December 31, 2007, our commercial real estate loans for permanent financing totaled $86.1 million.

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

All valuations on property which will secure loans over $250 thousand are performed by independent outside appraisers who are reviewed by our executive vice president of risk management and reported annually to our credit committee. We retain a valid lien on real estate and obtain a title insurance policy (on first trust loans only) that insures the property is free of encumbrances.

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

Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2007, we had $51.6 million of construction, land and development loans.

Construction loan borrowers are generally pre-qualified for the permanent loan by us or a third party. We obtain a copy of the contract with the general contractor who must be acceptable to us. All plans, specifications and surveys must include proposed improvements. We review feasibility studies and risk analyses showing sensitivity of the project to variables such as interest rates, vacancy rates, lease rates and operating expenses.

Commercial Business Lending

These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2007, our commercial business loans totaled $53.2 million.

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

Residential Mortgage Lending

Permanent. Residential mortgage loans are secured by single-family homes. To a lesser extent, we make fixed and adjustable rate first mortgage loans on residential properties with terms up to 30 years. In the case of conventional loans, we typically lend up to 80% of the appraised value of single-family residences and require mortgage insurance for loans exceeding that amount. We have no sub-prime loans. At December 31, 2007, we had $60.3 million of permanent residential mortgage loans including home equity lines of credit. Of that amount, $48.3 million resulted from the purchase of 1st Service Bank.

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

Construction. We typically make single family residential construction loans to builders/developers in our market areas. Construction loans generally have interest rates of prime plus one to two percent and fees of one to three points, loan-to-value ratios of 80% or less based on current appraisals and terms of generally nine months or less. In most cases, when we make a residential construction loan to a builder, the residence is pre-sold. All plans, specifications and surveys must include proposed improvements. Borrowers must evidence the capacity to service the debt.

Consumer Lending

To a limited extent, we offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of his gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2007, we had $2.5 million of consumer loans.

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

We have a standing Credit Committee comprised of certain of our officers, each of whom has a defined lending authority in combination with other officers. These individual lending authorities are determined by our chief executive officer and certain directors and are based on the individual’s technical ability and experience. These authorities must be approved by our board of directors and our credit committee. Our credit committee is comprised of four levels of members: junior, regular, senior, and executive, based on experience. Our executive members are Ms. Derrico and Messrs. Porter and Stevens. Loans over a certain size must be approved by outside director, Neil Call. (See “Management.”) Under our loan approval process, the sponsoring loan officer’s approval is required on all credit submissions. This approval must be included in or added to the individual and joining authorities outlined below. The sponsoring loan officer is primarily responsible for the customer’s relationship with us, including, among other things, obtaining and maintaining adequate credit file information. We require each loan officer to maintain loan files in an order and detail that would enable a disinterested third party to review the file and determine the current status and quality of the credit.

In addition to approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one senior or one executive member must approve all loans in the amount of $100,000 or more. All three of the executive members of the committee must approve all loans of $1 million or more. Regardless of the number of approvals needed, we encourage each member not to rely on another member’s approval as a basis for approval and to treat his approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is limited to 15% of our unimpaired capital and surplus. We have an internal guidance line of 97% of the legal lending limit. As of December 31, 2007, our legal lending limit was approximately $8.7 million, although we have no loans to one borrower that approach our legal lending limit to date.

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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned account until it is sold. These assets are carried at the lower of cost or the fair value net of estimated selling costs. To the extent there is a decline in value, that amount is charged to operating expense. At December 31, 2007, we had other real estate owned totaling $3.6 million.

Special Products and Services

To complement our array of loans, we also provide the following special products and services to our commercial customers:

Cash Management Services

Cash Management services are offered that enable the Bank’s business customer to maximize the efficiency of their cash management. Specific products offered in our cash management services program include the following:

•	Investment/sweep accounts

•	Wire Transfer services

•	Employer Services/Payroll processing services

•	Zero balance accounts

•	Night depository services

•	Lockbox services (third party)

•	Depository transfers

•	Merchant services (third party)

•	ACH originations

•	Business debit cards

•	Controlled disbursement accounts

•	SONA 24/7 (Check 21 processing)

Three of the products listed above are described in-depth below.

•

SONA 24/7/Check 21: SONA 24/7 is ideal for landlords, property managers, medical professionals, and any other businesses that accept checks. Sonabank is a market leader in banking technology, and has created SONA 24/7 to empower its business customers. Now the customers of Sonabank can have total control over how, when, and where their checks will be deposited. SONA 24/7 uses the new Check Truncation technology outlined by the “Check Clearing for the 21st Century Act”, passed in October 2004 (Check 21). This act allows banks to have a universal technique for processing checks. With Check Truncation, paper checks can now be converted to electronic images and processed between participating banks, vastly speeding up the check clearing process. SONA In-House passes on the benefits of Check Truncation directly to Sonabank’s business customers.

•

Lockbox Services: Sonabank will open a lockbox, retrieve incoming checks, and deposit them directly into the customer’s account. The images of the checks will then be available to view online. This makes bookkeeping for the customer fast and easy, and because Sonabank is checking the lockbox daily, funds will often be available sooner. Big businesses have been using lockboxes for decades as a cash management tool. Now Sonabank is making this service cost effective for all small and medium sized businesses as well.

•	Employer Services: Sonabank will provide its business clients with software that allows them to generate ACH payroll transactions to their employees’ accounts.

•	Other Consumer/Retail Products and Services. Other products and services that are offered by the Bank are primarily directed toward the individual customer and will include the following:

•	Debit cards

•	ATM services

•	Travelers Checks

•	Savings bonds

•	Money Orders

•	Notary service

•	Wire transfers

•	Telephone banking

•	Online banking with bill payment services

•	Credit Cards

Competition

The banking business is highly competitive, and our profitability depends principally on our ability to compete in the market areas in which our banking operations are located. We experience substantial competition in attracting and retaining savings deposits and in lending funds. The primary factors we encounter in competing for savings deposits are convenient office locations and rates offered. Direct competition for savings deposits comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. The primary factors we encounter in competing for loans include, among others, interest rate and loan origination fees and the range of services offered. Competition for origination of loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies. We have been able to compete effectively with other financial institutions by:

•	emphasizing customer service and technology;

•	by establishing long-term customer relationships and building customer loyalty; and

•	by providing products and services designed to address the specific needs of our customers.

Employees

At December 31, 2007, we had 59 full-time equivalent employees, four of whom were executive officers. Management considers its relations with its employees to be good. Neither we nor Sonabank are a party to any collective bargaining agreement.

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

The policy of the Federal Reserve Board that a bank holding company should serve as a source of strength to its subsidiary banks also results in the position of the Federal Reserve Board that a bank holding company should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of its bank subsidiary or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength. Sonabank has no present plans to pay dividends to SNBV.

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

Reserve Requirements. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2007, the first $9.3 million will be exempt from reserve requirements. A 3.0% reserve ratio will be assessed on net transaction accounts over $9.3 million to and including $43.9 million. A 10.0% reserve ratio will be applied to net transaction accounts in excess of $43.9 million. These percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

Loans to Insiders. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and to entities controlled by any of the foregoing, may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The OCC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000.00 or 5.0% of capital and surplus (up to $500,000.00). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons. Further, Section 402 of the Sarbanes-Oxley Act of 2002, with certain exceptions, prohibits loans to directors and executive officers. We do not have any loans to insiders as of December 31, 2007.

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

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination. The Bank received a “satisfactory” rating in the most recent examination for Community Reinvestment Act compliances by the OCC.

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

We have only been operating as the holding company for Sonabank since April 14, 2005. While we have financial statements for the full years ended December 31, 2007 and 2006, our financial statements for the year ended December 31, 2005 reflect only eight months of operations, during which we spent part of our initial capitalization to fund our start-up costs. Due to this limited operating history, it may be difficult to evaluate our business prospects.

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

Deterioration in economic conditions in these markets or in the housing market could have a material adverse effect on the quality of these portfolios and the demand for our products and services. In addition, during periods of economic recession, we may experience a decline in collateral values and an increase in delinquencies. Accordingly, the ultimate collectability of a substantial portion of our commercial loan portfolio is susceptible to economic changes in these markets including increases in interest rates. A significant downturn in the commercial or residential real estate market in these areas would be detrimental to our financial condition.

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

A significant portion of our loan portfolio is comprised of loans secured by either commercial real estate or single family homes which are under construction. At December 31, 2007, approximately 79% of our loans had real estate as a component of collateral. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides an alternate source of repayment in the event of default may deteriorate in value during the term of the loan. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio should the real estate market in Virginia turn downward.

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

Item 1B.—Unresolved Staff Comments

SNBV does not have any unresolved staff comments to report for the year ended December 31, 2007.

Item 2.—Properties

The following table sets forth the date opened or acquired, ownership status and the total deposits, not including brokered deposits for each of our banking locations as of December 31, 2007:

Location	Date Opened or Acquired	Owned or Leased	Deposits (in thousands)
Home Office and Branch:
1770 Timberwood Boulevard Charlottesville, Virginia 22911	April 2005	Leased	$20,259

Branch Offices:
511 Main Street Clifton Forge, Virginia 24442	December 2005	Owned	$39,799

6830 Old Dominion Drive McLean, Virginia 22101	December 2006	Leased	$57,892

11527 Sunrise Valley Drive Reston, Virginia 20191	December 2006	Leased	$9,094

10855 Fairfax Boulevard Fairfax, Virginia 22030	December 2006	Leased	$4,168

550 Broadview Avenue Warrenton, Virginia 20186	April 2007	Leased	$4,369

Loan Production Offices:
230 Court Square Charlottesville, Virginia 22902	March 2005	Leased	NA

2217 Princess Anne Street Fredericksburg, Virginia 22401	April 2005	Leased	NA

550 Broadview Avenue Warrenton, Virginia 20186	September 2005	Leased	NA

2805 McRae Road, Suite 5A Richmond, Virginia 23235	July 2007	Leased	NA

Executive Offices:
1002 Wisconsin Avenue Washington, D.C. 20007	April 2005	Leased	NA

Item 3.—Legal Proceedings

While SNBV and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business, there are no proceedings pending, or to management’s knowledge, threatened, against SNBV or Sonabank as of December 31, 2007.

Item 4.—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On November 6, 2006, SNBV closed on the initial public offering of its common stock, $0.01 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement (Registration No. 333-136285) that was declared effective by the Securities and Exchange Commission on October 31, 2006. The shares of common stock were sold at a price to the public of $14.00 per share (equivalent to $12.73 after the stock dividend).

SNBV’s common stock is traded on the Nasdaq Global Market under the symbol “SONA”. Our common stock began trading on the Nasdaq Capital Market in November 2006, and the exchange listing was upgraded to the Nasdaq Global Market at the open of trading on December 18, 2007.

There were 6,798,547 shares of our common stock outstanding at the close of business on February 26, 2008, which were held by 250 shareholders of record.

On April 19, 2007, SNBV’s Board of Directors approved a 10% stock dividend payable May 18, 2007 to shareholders of record as of May 2, 2007. All share and per share amounts have been adjusted to reflect the stock dividend. There have been no cash dividends paid.

The following table summarizes the high and low closing sales prices for quarterly periods during 2007 and 2006:

	Market Values
	2007		2006
	High	Low	High	Low
First Quarter	$15.20	$13.95	$—	$—
Second Quarter	14.82	13.25	—	—
Third Quarter	13.95	12.05	—	—
Fourth Quarter	12.44	9.00	15.48	13.95

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2007, the Company had outstanding stock options granted under its Stock Option Plan, which is approved by the Company’s shareholders. The following table provides information as of December 31, 2007 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	256,025	$9.21	128,975
Equity compensation plans not approved by security holders	—	—	—

Total	256,025	$9.21	128,975

Performance Graph

The following chart compares the cumulative total shareholder return on SNBV common stock for the period from November 1, 2006, when the common stock was first listed on the Nasdaq Capital Market, to December 31, 2007, with the cumulative total return of the SNL Bank $250M-$500M Index, the SNL Bank <$500M Index, the SNL Southeast Bank Index, and the SNL Small Cap Bank Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on November 1, 2006 in SNBV common stock, SNL Bank $250M-$500M Index, the SNL Bank <$500M Index, the SNL Southeast Bank Index, and the SNL Small Cap Bank Index. The historical stock price performance for SNBV common stock shown on the graph below is not necessarily indicative of future stock performance.

	Period Ending
Index	11/01/06	12/31/06	03/31/07	06/30/07	09/30/07	12/31/07
Southern National Bancorp of Virginia, Inc.	100.00	108.14	101.95	100.97	89.29	64.50
SNL Bank $250M-$500M Index	100.00	101.25	101.46	99.89	93.06	82.29
SNL Bank <$500M Index	100.00	100.88	101.19	99.39	92.70	81.91
SNL Southeast Bank Index	100.00	102.11	99.33	96.36	95.13	76.92
SNL Small Cap Bank Index	100.00	104.63	96.13	89.71	86.74	75.65

Source: SNL Financial LC, Charlottesville, VA© 2008

Item 6.—Selected Financial Data

The following table sets forth selected financial data for SNBV as of December 31, 2007, 2006 and 2005, and for the years ended December 31, 2007 and 2006, and the period from inception at April 14, 2005 through December 31, 2005:

	2007	2006	2005
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$21,749	$10,784	$2,395
Interest expense	11,086	4,860	605

Net interest income	10,663	5,924	1,790
Provision for loan losses	1,290	546	1,020

Net interest income after provision for loan losses	9,373	5,378	770
Noninterest income	357	249	51
Noninterest expenses	7,886	4,618	3,077

Income (loss) before income taxes	1,844	1,009	(2,256)
Income tax expense	108	—	—

Net income (loss)	$1,736	$1,009	$(2,256)

Per Share Data (1):
Earnings (loss) per share—Basic	$0.26	$0.24	$(0.59)
Earnings (loss) per share—Diluted	$0.25	$0.23	$(0.59)
Book value per share	$10.19	$10.04	$8.39
Tangible book value per share	$8.34	$7.83	$7.61
Weighted average shares outstanding—Basic	6,798,547	4,244,957	3,850,000
Weighted average shares outstanding—Diluted	6,875,559	4,323,620	3,850,000
Shares outstanding at end of period	6,798,547	6,798,547	3,850,000

Selected Performance Ratios and Other Data:
Return on average assets	0.54%	0.65%	(5.35%)
Return on average equity	2.51%	2.74%	(9.89%)
Yield on earning assets	7.45%	7.29%	5.88%
Cost of funds	4.75%	4.44%	3.58%
Cost of funds including non-interest bearing deposits	4.42%	4.15%	3.17%
Net interest margin	3.65%	4.01%	4.40%
Efficiency ratio (2)	68.81%	74.81%	167.14%
Net charge-offs to average loans	0.24%	0.21%	0.00%
Allowance for loan losses to total loans	1.33%	1.33%	1.36%
Stockholders’ equity to total assets	18.36%	23.48%	26.29%
Tangible stockholders’ equity to total tangible assets	15.55%	19.31%	24.43%

Financial Condition:
Total assets	$377,283	$290,574	$122,908
Total loans, net of unearned income	261,407	204,544	75,031
Total deposits	265,469	215,804	77,263
Stockholders’ equity	69,275	68,227	32,313

(1)	Reflects 10% stock dividend declared April 19, 2007.
(2)	Efficiency ratio is calculated by dividing noninterest expense into the sum of net interest income plus noninterest income, excluding any gains/losses on sales of securities.

Item 7. —Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Based on management’s calculation, an allowance of $3.5 million, or 1.33% of total loans was an adequate estimate of losses within the loan portfolio as of December 31, 2007. This estimate resulted in provision for loan losses on the income statement of $1.3 million during 2007. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

Goodwill and Intangible Assets

When a company acquires a business, the purchased assets and liabilities are recorded at fair value. The fair value of most financial assets and liabilities are determined by estimating the discounted anticipated cash flows from or for the instrument using current market rates applicable to each category of instrument. Excess of consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. Errors in the estimation process of the fair value of acquired assets and liabilities will result in an overstatement or understatement of goodwill. This in turn will result in overstatement or understatement of income and expenses and, in the case of an overstatement of goodwill, could make SNBV subject to an impairment charge when the overstatement is discovered in its annual assessment for impairment.

At a minimum, management is required to assess goodwill and other intangible assets annually for impairment. This assessment involves estimating cash flows for future periods, preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the future cash flows were materially less than the estimates, SNBV would be required to take a charge against earnings to write down the asset to the lower fair value. Based on its assessment, SNBV believes its goodwill of $8.7 million and other identifiable intangibles of $3.9 million are not impaired and are properly recorded in the consolidated financial statements as of December 31, 2007.

Valuation of Deferred Tax Asset

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus changes in deferred taxes related primarily to differences between the basis of the net operating losses carryforward and allowance for loan losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Until the second quarter of 2007, SNBV maintained a valuation allowance against its deferred tax assets. During the second quarter of 2007, the valuation allowance on the net deferred tax assets was no longer necessary given the sustained income and growth over the past six calendar quarters. The tax valuation allowance reversal was $2.5 million, of which $1.9 million was related to the net deferred tax assets obtained in the 1st Service Bank acquisition and reduced goodwill.

SNBV adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no effect on our consolidated financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2007. SNBV and its subsidiary file a consolidated U. S. federal tax return and a Virginia state income tax return. These returns are subject to examination by taxing authorities for all years after 2004.

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

On November 6, 2006, SNBV closed on the initial public offering of its common stock, $0.01 par value. All 2,000,000 shares of common stock registered in the offering, including 214,000 shares of common stock covered by an over- allotment option granted to the underwriter, were sold at a price to the public of $14.00 per share (equivalent to $12.73 after the stock dividend). The aggregate gross proceeds from the shares of common stock sold by SNBV were $28.0 million. The aggregate net proceeds to SNBV from the offering were approximately $26.4 million after deducting an aggregate of $866 thousand in underwriting commissions and $713 thousand in other expenses incurred in connection with the offering.

SNBV contributed most of the net proceeds of this offering to Sonabank to provide capital to support its internal asset growth as well as the asset growth expected to result from the three branches acquired in the merger with 1st Service. We also opened a new branch in Warrenton, Virginia, in April 2007, which generated additional growth, requiring additional capital. The excess net proceeds have been temporarily employed to reduce our higher cost liabilities including institutional certificates of deposit. The precise amounts and timing of our use of the net proceeds will depend upon market conditions and the availability of other funds, among other factors.

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

During 2007, the deferred tax asset valuation allowance reversal of $1.9 million related to the net deferred tax assets obtained in the 1st Service Bank acquisition was recognized as an adjustment to goodwill, and the beginning fair value of acquired loan servicing rights was adjusted in the amount of $177 thousand. Other adjustments to goodwill were made during the allocation period in 2007 in the amount of $58 thousand. As of December 31, 2007, the amount of goodwill is $8.7 million.

On December 19th, 2007, SNBV announced that it had entered into an agreement with Founders Corporation of Leesburg, Virginia to purchase certain assets and to assume its lease at 1 East Market Street in Leesburg in the 100 year old Loudoun National Bank building. Sonabank received approval from the Office of the Comptroller of the Currency to open a branch at that location. The branch was opened February 11, 2008. The Board of Directors of Founders Corp and certain other investors in Founders Corp will become the members of Sonabank’s new Leesburg Advisory Board.

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

RESULTS OF OPERATIONS

Net Income

Net income for the year ended December 31, 2007, was $1.7 million compared to $1.0 million in the year ended December 31, 2006. Income before income taxes for 2007 increased to $1.8 million from $1.0 million in 2006, an increase of 83%. Net interest income for 2007 was $10.7 million, up 80% from 2006.

For the year ended December 31, 2006, net income was $1.0 million compared to a net loss of $2.3 million, for the period from inception at April 14, 2005 through December 31, 2005. Organization costs during the period ending December 31, 2005 amounted to $1.2 million, and we recorded a provision for loan losses of $1.0 million in 2005.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the year ended December 31, 2007 was $10.7 million compared to $5.9 million for the same period last year. Average interest-earning assets for 2007 increased $144.0 million over 2006. Approximately $122.5 million of this growth was an increase in average loans outstanding, most of which was generated by the acquisition of $90.1 million of loans (net of $17.0 million of securitized loans) from the 1st Service Bank merger in December 2006. Average investment securities increased by $20.4 million in 2007, compared to 2006. The average yield on interest-earning assets increased from 7.29% in 2006 to 7.45% in 2007 primarily because most of the increase in average earning assets was in the higher yielding loans. Average interest-bearing liabilities for 2007 increased $123.7 million compared to 2006. Average interest-bearing deposits increased by $113.5 million compared to the same period in 2006. We acquired $67.3 million in interest-bearing deposits in the merger with 1st Service Bank. The average cost of interest-bearing liabilities increased from 4.44% in 2006 to 4.75% in 2007. The interest rate spread for the year ended December 31, 2007 decreased from 2.85% to 2.70% compared to the same period last year. The net interest margin for 2007 decreased to 3.65% from 4.01% compared to the same period last year.

Our commercial loans, acquisition and development loans, construction loans and SBA loans are predominately priced to a spread over the prime rate. Commercial real estate loans are generally priced at a spread over the one, three or five year constant maturity treasury yield (CMT) or the Bank’s marginal cost of funds and fixed for three to five years. On the liability side of the balance sheet we have a large segment of our funding which floats; however, the prime rate loans reprice virtually immediately, but the liabilities reprice only at maturity resulting in a lag which can adversely affect net interest income when interest rates decline. The decreases in the federal funds target rate during the second half of 2007 had a negative impact on our net interest margin during the year. We have mitigated that somewhat by using convertible advances from the Federal Home Loan Bank of Atlanta (FHLB) beginning in August 2007. These advances have a five year maturity and a fixed rate that is subject to being converted to an adjustable rate after the first year at the option of the FHLB. At the end of 2007, we had convertible advances totaling $25 million at an average interest rate of 4.05%. This has contributed to the decrease in the cost of borrowings compared to last year.

Net interest income for the year ended December 31, 2006 was $5.9 million compared to $1.8 million for the period from inception through December 31, 2005. Average interest-earning assets for the year ended December 31, 2006 increased $107.1 million over the period from inception in 2005. Approximately $81.4 million of this growth was an increase in average loans, most of which was generated by our loan officers. The average yield on interest-earning assets increased from 5.88% to 7.29% as average loan balances increased. Average interest-bearing liabilities for the year ended December 31, 2006 increased $92.6 million compared to the period from inception in 2005. Approximately $85.4 million of this growth was an increase in deposits. We acquired $42.5 million in deposits in the Clifton Forge branch purchase in December 2005. The average cost of interest-bearing liabilities increased from 3.58% to 4.44%. The interest rate spread for the year ended December 31, 2006 increased from 2.30% to 2.85% compared to the period from inception last year. The net interest margin for the year ended December 31, 2006 decreased to 4.01% from 4.40% compared to the period from inception last year, primarily because most of the growth in loans and investment securities had been funded with time deposits, and the ratio of the average balance of time deposits to average interest-earning assets has increased significantly. At the same time, the ratio of the average balances of noninterest-bearing demand deposits and stockholders’ equity to average interest-earning assets during 2006 has decreased compared to 2005.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

Average Balance Sheets and Net Interest

Analysis For the Years

Ended December 31, 2007 and 2006 and the Period From Inception

at April 14, 2005 Through December 31, 2005

	2007			2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income	$223,881	$17,892	7.99%	$101,411	$8,465	8.35%	$20,053	$1,534	7.65%
Investment securities	62,459	3,552	5.69%	42,052	2,073	4.93%	13,672	621	4.54%
Other earning assets	5,472	305	5.57%	4,374	246	5.62%	6,991	240	3.43%

Total earning assets	291,812	21,749	7.45%	147,837	10,784	7.29%	40,716	2,395	5.88%

Allowance for loan losses	(2,966)			(1,360)			(345)
Intangible assets	13,791			3,301			17
Other non-earning assets	19,257			4,852			1,778

Total assets	$321,894			$154,630			$42,166

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$6,569	17	0.26%	$5,545	14	0.25%	$522	1	0.26%
Money market accounts	40,855	1,712	4.19%	16,772	553	3.30%	6,479	200	3.09%
Savings accounts	2,658	12	0.45%	2,406	13	0.53%	184	1	0.51%
Time deposits	163,531	8,489	5.19%	75,341	3,826	5.08%	7,504	312	4.16%

Total interest-bearing deposits	213,613	10,230	4.79%	100,064	4,406	4.40%	14,689	514	3.50%
Borrowings	19,592	856	4.37%	9,453	454	4.80%	2,241	91	4.06%

Total interest-bearing liabilities	233,205	11,086	4.75%	109,517	4,860	4.44%	16,930	605	3.58%

Noninterest-bearing liabilities:
Demand deposits	17,698			7,666			2,170
Other liabilities	1,798			577			262

Total liabilities	252,701			117,760			19,362
Stockholders’ equity	69,193			36,870			22,804

Total liabilities and stockholders’ equity	$321,894			$154,630			$42,166

Net interest income		$10,663			$5,924			$1,790

Interest rate spread			2.70%			2.85%			2.30%
Net interest margin			3.65%			4.01%			4.40%

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended December 31, 2007 vs. 2006			Year Ended December 31, 2006 vs. the Period From Inception at April 14, 2005 Through December 31, 2005
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Net Change	Volume	Rate	Net Change
	( in thousands)
Interest-earning assets:
Loans, net of unearned income	$9,772	$(345)	$9,427	$6,779	$152	$6,931
Investment securities	1,123	356	1,479	1,395	57	1,452
Other earning assets	61	(2)	59	(9)	15	6

Total interest-earning assets	10,956	9	10,965	8,165	224	8,389

Interest-bearing liabilities:
NOW accounts	3	—	3	13	(0)	13
Money market accounts	975	184	1,159	338	15	353
Savings accounts	2	(3)	(1)	12	0	12
Time deposits	4,576	87	4,663	3,430	84	3,514

Total interest-bearing deposits	5,556	268	5,824	3,793	98	3,892
Borrowings	439	(37)	402	343	20	363

Total interest-bearing liabilities	5,995	231	6,226	4,137	118	4,255

Change in net interest income	$4,961	$(222)	$4,739	$4,028	$106	$4,134

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

The provision for loan losses charged to operations for the years ended December 31, 2007, 2006 and the period from April 15, 2005 through December 31, 2005 were $1.3 million, $546 thousand, and $1.0 million, respectively. We had charge-offs totaling $540 thousand during 2007, and charge-offs during 2006 were $214 thousand. There were no charge-offs in 2005. The increase in the provision for loan losses during 2007 was due to overall growth in the loan portfolio and adverse economic factors.

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2007 and 2006, and the period from inception at April 14, 2005 through December 31, 2005 (in thousands):

	2007	2006	Change
Account maintenance and deposit service fees	$338	$188	$150
Income from bank-owned life insurance	347	—	347
Loss on securities	(440)	—	(440)
Other	112	61	51

Total noninterest income	$357	$249	$108

	2006	2005	Change
Account maintenance and deposit service fees	$188	$27	$161
Other	61	24	37

Total noninterest income	$249	$51	$198

The increase in noninterest income was largely attributable to two factors. First, account maintenance and deposit service fees increased reflecting the impact of the increased number of accounts due in part to the acquisition of 1st Service Bank in the fourth quarter of 2006, and the acquisition of the Clifton Forge Branch in the fourth quarter of 2005. Second, we purchased a bank-owned life insurance (BOLI) policy during the first quarter of 2007, and we purchased a second policy in July 2007. We owned no BOLI during 2006 and 2005.

SNBV owns 80,000 shares of FHLMC perpetual preferred 5.57% stock Series V. Management recognized a $440 thousand other than temporary loss in the fourth quarter. In accordance with SFAS 115, when a decline in fair value below cost is deemed other than temporary, the unrealized loss must be recognized as a charge to earnings. While the security has the potential to perform very well over the long-term period, management found it difficult to precisely forecast a time period for the security to fully recover.

Securities with significant declines in fair value are evaluated on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under Securities and Exchange Commission Codification Staff Accounting Bulletins, Topic 5: Miscellaneous Accounting – Item M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer specific factors, the holder must assess whether the impairment is other-than-temporary. SNBV determined, based on their methodology, that a forecasted recovery period could not be precisely predicted for the FHLMC preferred stock and as such determined the loss to be other-than-temporary.

Noninterest Expense

The following table presents the major categories of noninterest expense for the years ended December 31, 2007 and 2006, and the period from inception at April 14, 2005 through December 31, 2005 (in thousands):

	2007	2006	Change
Salaries and benefits	$3,346	$2,284	$1,062
Occupancy expenses	1,086	416	670
Furniture and equipment expenses	439	303	136
Amortization of core deposit intangible	727	458	269
Virginia franchise tax expense	550	211	339
Data processing expense	224	171	53
Telephone and communication expense	222	176	46
Other operating expenses	1,292	599	693

Total noninterest expense	$7,886	$4,618	$3,268

	2006	2005	Change
Salaries and benefits	$2,284	$1,079	$1,205
Occupancy expenses	416	154	262
Furniture and equipment expenses	303	135	168
Organizational costs	—	1,212	(1,212)
Amortization of core deposit intangible	458	36	422
Virginia franchise tax expense	211	—	211
Data processing expense	171	16	155
Telephone and communication expense	176	104	72
Other operating expenses	599	341	258

Total noninterest expense	$4,618	$3,077	$1,541

Despite the rapid growth of the Bank’s assets and the addition of a branch in Warrenton and a loan production office in Richmond, our operating expenses were well controlled. The efficiency ratio declined to 68.81% during 2007 from 74.81% in 2006 and 167.14% in 2005.

Much of the increase of $3.3 million in noninterest expense is attributable to the acquisition of 1st Service Bank in December 2006 and the opening of the Warrenton branch office and the loan production office in Richmond during 2007. As of December 31, 2007 we had 59 full-time equivalent employees compared to 50 at December 31, 2006, following the 1st Service acquisition. At September 30, 2006, we had 32 full-time equivalent employees. We had six branches at year end 2007, compared to two branches a year ago.

Noninterest expense for the year ended December 31, 2006 increased by $1.6 compared to the period from inception at April 14, 2005 through December 31, 2005. Approximately $1.0 million of the increase is attributable to the Clifton Forge acquisition in December 2005. Approximately $118 thousand is attributable to the operation of the three branches acquired in the 1st Service Bank merger in December 2006. Organization expenses were $1.2 million during the period from inception at April 14, 2005 through December 31, 2005, and the fact that this period has fewer business days than the year ended December 31, 2006 makes a comparison of the two periods less meaningful.

FINANCIAL CONDITION

Total assets were $377.3 million as of December 31, 2007, up from $290.6 million as of December 31, 2006. Net loans receivable grew from $201.8 million at the end of 2006 to $257.9 million at the end of 2007. Total securities increased to $75.0 million at December 31, 2007, from $56.5 million at the end of 2006. We also purchased bank-owned life insurance policies in the amount of $12.5 million during 2007.

Total deposits rose from $215.8 million at December 31, 2006, to $265.5 million as of December 31, 2007. The growth was attributable to an increase in brokered certificates of deposit and money market accounts. Brokered certificates of deposit were $101.3 million at December 31, 2007, compared to $78.1 million at December 31, 2006. Brokered money market deposits were $27.2 million at the end of 2007; there were none at December 31, 2006.

Loan Portfolio

Loans, net of unearned income, grew from $204.5 million at the end of 2006 to $261.4 million at the end of 2007. Commercial real estate loans grew 24% from $69.3 million at year end 2006 to $86.1 million at the end of 2007. Non-real estate commercial loans increased 172% from $19.6 million at the end of 2006 to $53.2 million at the end of 2007. Construction and development loans grew 44% from $35.8 million at the end of 2006 to $51.6 million at year end 2007.

Our residential mortgage loan portfolio declined from $63.1 million at December 31, 2006, to $51.9 million at December 31, 2007. Sonabank is not in the business of originating residential mortgages, except as an accommodation to our business banking customers. The vast majority of these loans resulted from our acquisition of 1st Service Bank in December 2006. None of them were sub-prime at origination. They are predominantly 5/1 hybrid adjustable rate mortgages (ARMs).

The balances outstanding in home equity lines of credit and consumer loans both declined in absolute terms as well as in the percentage of the total portfolio. Neither one of these is a business line Sonabank wants to be in except as an accommodation to our business clients.

Our commercial real estate lending program includes both loans closed under the Small Business Administration (“SBA”) 7(a) and 504 loan programs and loans closed outside of the SBA programs that serve both the investor and owner-occupied facility market. The 504 loan program is used to finance long-term fixed assets, primarily real estate and heavy equipment and gives borrowers access to up to 90% financing for a project. SBA 7(a) loans may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory and in some instances, working capital and debt refinancing. The SBA guarantees up to 85% of the loan balance in the 7(a) program, and start-up businesses are eligible to participate in the program. During 2007 we closed loans totaling $9.6 million through the SBA’s 7(a) program and $10.2 million under the SBA’s 504 program. During 2006 we closed loans totaling $3.5 million through the SBA’s 7(a) program and $4.9 million under the SBA’s 504 program.

The following table summarizes the composition of our loans, net of unearned income at the dates indicated:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Mortgage loans on real estate:
Commercial	$86,099	32.9%	$69,338	33.8%	$41,644	55.3%
Construction, land and other loans	51,561	19.7%	35,822	17.5%	15,978	21.2%
Residential 1-4 family	51,862	19.8%	63,141	30.8%	7,814	10.4%
Multi- family residential	8,273	3.2%	3,720	1.8%	—	0.0%
Equity lines of credit	8,428	3.2%	10,509	5.1%	1,125	1.5%

Total real estate loans	206,223	78.8%	182,530	89.0%	66,561	88.4%
Commercial loans	53,208	20.3%	19,581	9.6%	6,720	8.9%
Consumer loans	2,476	0.9%	2,861	1.4%	2,011	2.7%

Gross loans	261,907	100.0%	204,972	100.0%	75,292	100.0%
Less unearned income on loans	(500)		(428)		(261)

Loans, net of unearned income	$261,407		$204,544		$75,031

As of December 31, 2007, substantially all of our loans were to customers located in Virginia. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

The following table sets forth the contractual maturity ranges of the commercial business and construction loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2007 (in thousands):

		After 1 Year Through 5 Years		After 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Real estate construction	$27,600	$2,119	$19,076	$148	$2,618	$51,561
Commercial and industrial	24,490	10,325	5,131	2,302	10,960	53,208

Total	$52,090	$12,444	$24,207	$2,450	$13,578	$104,769

Past Due Loans and Non-performing Assets

We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

Our loss and delinquency experience on our loan portfolio has been limited by a number of factors, including our underwriting standards and the relatively short period of time since the loans were originated. Whether our loss and delinquency experience in the area of our portfolio will increase significantly depends upon the value of the real estate securing loans and economic factors such as the overall economy of the region.

In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) the Bank employs systems and processes necessary to identify and revalue “impaired loans.” After charge-offs, loans identified as impaired in accordance with SFAS 114 totaled $4.2 million as of December 31, 2007 and $7.5 million at December 31, 2006. There were no impaired loans as of December 31, 2005. Interest income recognized during impairment was $292 thousand for 2007 and $80 thousand for 2006. Cash-basis interest income recognized was $282 thousand for 2007 and $46 thousand for 2006. Nonaccrual loans were $371 thousand at December 31, 2007 (two residential mortgage loans), and there were no nonaccrual loans at December 31, 2006 .There were no loans past due 90 days or more and accruing interest at December 31, 2007 and 2006.

Other Real Estate Owned

At December 31, 2007, we had other real estate owned (OREO) in the amount of $3.6 million. The OREO is comprised of the finished lots Sonabank foreclosed on in early 2007 and one single family home.

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

The allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable losses in the loan portfolio in the normal course of business. We make specific allowances for each loan based on its type and classification as discussed below. However, there are additional factors contributing to losses that cannot be quantified precisely or attributed to particular loans or categories of loans, including general economic and business conditions and credit quality trends. We have established an unallocated portion of the allowance based on our evaluation of these factors, which management believes is prudent and consistent with regulatory requirements. Due the uncertainty of risks in the loan portfolio, management’s judgment of the amount necessary to absorb loan losses is approximate. The allowance is also subject to regulatory examinations and determination by the regulatory agencies as the appropriate level of the allowance.

Our loan review program is conducted by a third party consultant who reports directly to the Audit Committee of the Board of Directors. In 2007 loan review reviewed more than 60% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2006. In 2008 loan review will review at least 60% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2007. The purpose of loan review is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the bank’s credit policy and regulatory guidance. Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.

The following table presents an analysis of the allowance for loan losses for the periods indicated (in thousands):

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period From Inception at April 14, 2005 Through December 31, 2005
Balance, beginning of period	$2,726	$1,020	$—
Allowance from acquired bank	—	1,374	—
Provision charged to operations	1,290	546	1,020
Recoveries credited to allowance	—	—	—

Total	4,016	2,940	1,020
Loans charged off:
Real estate—commercial	50	—	—
Real estate—construction, land and other	400	200	—
Real estate—residential 1-4 family	75	—	—
Consumer	15	14	—

Total loans charged off	540	214	—

Balance, end of period	$3,476	$2,726	$1,020

Net charge-offs to average loans, net of unearned income	0.24%	0.21%	—

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

	As of December 31, 2007		As of December 31, 2006		As of December 31, 2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(in thousands)
Commercial	$700	20.3%	$270	9.6%	$75	8.9%
Consumer	82	0.9%	98	1.4%	21	2.7%
Real estate—commercial	1,080	32.9%	907	33.8%	120	55.3%
Real estate—multifamily residential	104	3.2%	48	1.8%	—	—
Real estate—Construction, land and other	1,080	19.7%	927	17.5%	234	21.2%
Real estate—residential 1-4 family	301	23.0%	394	35.9%	7	11.9%
Unallocated	129	—	82	—	563	—

Total	$3,476	100.0%	$2,726	100.0%	$1,020	100.0%

Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic and business conditions and credit quality trends, we have established an unallocated portion of the allowance for loan losses based on our evaluation of these risks. The unallocated portion of our allowance is determined based on various factors including, but not limited to, general economic conditions of our market area, the growth, composition and diversification of our loan portfolio and types of collateral securing our loans. Due to the relative stability of many of the factors listed above, the unallocated portion of our allowance for loan losses has been somewhat consistent for 2007 and 2006. During 2005, as a de novo bank, we did not have net loss experience of our own so we considered the net loss experience of other commercial banks headquartered in Virginia to determine the unallocated portion of the allowance for loan losses.

We believe that the allowance for loan losses at December 31, 2007 is sufficient to absorb probable credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses.

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

Our securities portfolio is managed by our president and our treasurer, both of whom have significant experience in this area, with the concurrence of our Asset/Liability Committee. In addition to our president (who is chairman of the Asset/Liability Committee) and our treasurer, this committee is comprised of two outside directors. Investment management is performed in accordance with our investment policy, which is approved annually by the Asset/Liability Committee and the board of directors. Our investment policy addresses our investment strategies, approval process, approved securities dealers and authorized investments. Our investment policy authorizes us to invest in:

•	Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) mortgage-backed securities (MBS)

•	Collateralized mortgage obligations

•	Treasury securities

•	Agency securities

•	Pooled trust preferred securities comprised of a minimum of 80% bank collateral with an investment grade rating or a minimum of 60% bank collateral with a AAA rating

•	Other corporate debt securities rated Aa3/AA- or better

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by government sponsored entities (GSE’s) such as the GNMA, FNMA and FHLMC. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

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

We classify our securities as either: “held-to-maturity” or “available-for-sale.” Securities totaling $34.3 million were in the held-to-maturity portfolio at December 31, 2007, compared to $35.6 million at December 31, 2006. Securities totaling $40.7 million were in the available-for-sale portfolio at December 31, 2007, compared to $20.9 million at December 31, 2006. The increase in the investment portfolio during 2007 is the result of the purchase of floating rate pooled trust preferred securities and fixed-rate agency mortgage-backed securities. The purchases were made to replace the securities in our portfolio that were being repaid prior to maturity.

Securities with significant declines in fair value are evaluated on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under Securities and Exchange Commission Codification Staff Accounting Bulletins, Topic 5: Miscellaneous Accounting—Item M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer specific factors, the holder must assess whether the impairment is other-than-temporary. SNBV determined, based on their methodology, that a forecasted recovery period could not be accurately predicted for the FHLMC preferred stock and as such determined the loss to be other-than-temporary.

SNBV owns 80,000 shares of FHLMC perpetual preferred 5.57% stock Series V. This stock was purchased in April 2007 for $25 a share or a total of $2 million. It is an attractive investment since there is a 70% dividend exclusion for tax purposes. The stock is owned by hundreds of banks and thrifts. In November and December 2007, FHLMC issued approximately $6 billion in preferred stock with higher yields than the one SNBV owns. The market price on the stock SNBV owns declined to a low of $17.25. By year end it had recovered to $19.50. FHLMC is rated AA3 by Moody’s, AA- by Standard and Poors and A+ by Fitch. It has a U.S. Government mandated minimum capital ratio of 30%. Management recognized a $440 thousand other than temporary loss in the fourth quarter. In accordance with SFAS 115, when a decline in fair value below cost is deemed other than temporary, the unrealized loss must be recognized as a charge to earnings. While the security has the potential to perform very well over the long-term period, management found it difficult to precisely forecast a time period for the security to fully recover.

Unrealized losses on corporate bonds have not been recognized into income because the bonds are of investment-grade quality (rated A- or higher), the bonds continue to perform according to the contractual terms, all interest payments are current, and management has the intent and ability to hold for the foreseeable future. The fair value is expected to recover as the bonds approach maturity.

The following table sets forth a summary of the investment securities available for sale and held to maturity as of the dates indicated (in thousands):

	December 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Mortgage-backed securities	$13,053	$13,345	$8,129	$8,129
Collateralized mortgage obligations	3,834	3,814	5,937	5,900
Corporate bonds	23,375	22,015	6,853	6,853
FHLMC preferred stock	1,560	1,560	—	—

	$41,822	$40,734	$20,919	$20,882

Held to maturity:
Mortgage-backed securities	$25,329	$25,663	$21,807	$21,599
Collateralized mortgage obligations	8,938	8,934	13,816	13,732

	$34,267	$34,597	$35,623	$35,331

The following table sets forth the amortized cost and estimated fair value of our investment securities by contractual maturity at December 31, 2007. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Securities Available for Sale
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Mortgage-backed securities:
Due after ten years	$13,054	$13,345	6.12%

Collateralized mortgage obligations:
Due within one year	1	1	2.64%
Due after ten years	3,833	3,813	4.28%

Total collateralized mortgage obligations	3,834	3,814	4.28%

Corporate bonds:
Due after ten years	23,375	22,015	6.68%

FHLMC preferred stock	1,560	1,560	7.12%

	$41,823	$40,734	6.30%

	Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Mortgage-backed securities:
Due after ten years	$25,329	$25,663	5.46%

Collateralized mortgage obligations:
Due after ten years	8,938	8,934	5.36%

	$34,267	$34,597	5.43%

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

Non-interest bearing deposits decreased from $19.2 million at December 31, 2006, to $18.1 million at December 31, 2007.

Interest bearing deposits rose from $196.6 million at December 31, 2006, to $247.4 million as of December 31, 2007. The growth was attributable to an increase in brokered certificates of deposit and money market accounts. Brokered certificates of deposit were $101.3 million at December 31, 2007, compared to $78.1 million at December 31, 2006. Brokered money market deposits were $27.2 million at the end of 2007; there were none at December 31, 2006.

We utilize brokered deposits and will continue to utilize these sources for deposits when they can be cost-effective. At December 31, 2007 and 2006, brokered deposits constituted approximately 48.4% and 36.2% of our total deposits, respectively. The brokered deposits we typically obtain have terms to maturity of three months to two years. These deposits generally have the effect of slightly increasing our cost of funds and slightly decreasing our net interest margin when compared to our local deposit base.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2007 and 2006 and for the period from inception at April 14, 2005 through December 31, 2005:

	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(in thousands)
Noninterest-bearing deposits	$17,698		$7,666		$2,170
Interest-bearing deposits:
Savings accounts	2,658	0.45%	2,406	0.53%	184	0.51%
Money market accounts	40,855	4.19%	16,772	3.30%	6,479	3.09%
NOW accounts	6,569	0.26%	5,545	0.25%	522	0.26%
Time deposits	163,531	5.19%	75,341	5.08%	7,504	4.16%

Total interest-bearing deposits	213,613	4.79%	100,064	4.40%	14,689	3.50%

Total deposits	$231,311		$107,730		$16,859

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2007 (in thousands):

Within 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
$8,467	$8,977	$11,597	$9,882	$38,923

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

We use borrowed funds, primarily on a short term basis, to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. One source of these borrowed funds is securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transactions, and may require additional collateral based on the fair value of the underlying securities pledged. We engage in these transactions with retail customers and with established third parties, primarily large securities brokerage firms. We also are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time to as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2007 and 2006, total borrowed funds were $40.5 million and $5.0 million, respectively. At December 31, 2007, we had $36.8 million of unused and available FHLB lines of credit.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of December 31, 2007 and 2006:

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2007
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$77,007	$2,366	3.17%	20.41%	111.16%
Up 200	76,473	1,832	2.45%	20.27%	110.39%
Up 100	75,713	1,072	1.44%	20.07%	109.29%
Base	74,641	—	0.00%	19.78%	107.75%
Down 100	72,501	(2,140)	-2.87%	19.22%	104.66%
Down 200	69,495	(5,146)	-6.89%	18.42%	100.32%
Down 300	66,479	(8,162)	-10.94%	17.62%	95.96%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2006
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$72,383	$(641)	-0.86%	24.91%	106.09%
Up 200	72,810	(214)	-0.29%	25.06%	106.72%
Up 100	73,021	(3)	0.00%	25.13%	107.03%
Base	73,024	—	0.00%	25.13%	107.03%
Down 100	72,542	(482)	-0.65%	24.97%	106.32%
Down 200	71,475	(1,549)	-2.08%	24.60%	104.76%
Down 300	70,112	(2,912)	-3.90%	24.13%	102.76%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2007 and December 31, 2006 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

	Sensitivity of Net Interest Income As of December 31, 2007
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$12,733	$2,675	3.67%	0.76%
Up 200	11,859	1,801	3.42%	0.51%
Up 100	10,971	913	3.17%	0.26%
Base	10,058	—	2.91%	0.00%
Down 100	8,980	(1,078)	2.60%	-0.31%
Down 200	7,780	(2,278)	2.26%	-0.65%
Down 300	6,574	(3,484)	1.91%	-1.00%

	Sensitivity of Net Interest Income As of December 31, 2006
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$12,409	$1,492	4.56%	0.54%
Up 200	11,918	1,001	4.38%	0.36%
Up 100	11,429	512	4.21%	0.19%
Base	10,917	—	4.02%	0.00%
Down 100	10,318	(599)	3.80%	-0.22%
Down 200	9,586	(1,331)	3.54%	-0.48%
Down 300	8,917	(2,000)	3.29%	-0.73%

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

During the year ended December 31, 2007, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2007, we had $54.5 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $10.8 million at December 31, 2007. The amount of certificate of deposit accounts maturing in 2008 is $142.9 million as of December 31, 2007. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

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

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes	To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31,
			2007	2006
SNBV
Tier 1 risk-based capital ratio	4.00%	N/A	18.50%	24.69%
Total risk-based capital ratio	8.00%	N/A	19.63%	25.94%
Leverage ratio	4.00%	N/A	16.03%	28.46%
Sonabank
Tier 1 risk-based capital ratio	4.00%	6.00%	17.71%	23.53%
Total risk-based capital ratio	8.00%	10.00%	18.84%	24.78%
Leverage ratio	4.00%	5.00%	15.35%	27.13%

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

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2007. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Contractual Obligations As of December 31, 2007
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	( in thousands)
Certificates of deposit (1)	$142,925	$33,967	$3,355	$—	$180,247
Securities sold under agreements to repurchase	10,001	—	—	—	10,001
FHLB overnight advances	5,500	—	—	—	5,500
FHLB long-term advances	—	—	25,000	—	25,000
Operating leases	691	1,325	1,246	1,927	5,189

Total	$159,117	$35,292	$29,601	$1,927	$225,937

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit written are conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $1.2 million and $477 thousand as of December 31, 2007 and 2006, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. At December 31, 2007 and 2006, we had unfunded loan commitments approximating $65.3 million and $54.6 million, respectively.

Item 7A.—Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 40 through 42 of this Form 10-K.

Item 8.—Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Southern National Bancorp of Virginia, Inc.

Charlottesville, Virginia

We have audited the accompanying balance sheet of Southern National Bancorp of Virginia, Inc. as of December 31, 2007 and the related statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Louisville, Kentucky

March 7, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Southern National Bancorp of Virginia, Inc.

Charlottesville, Virginia

We have audited the accompanying consolidated balance sheet of Southern National Bancorp of Virginia, Inc. and subsidiary as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 and the period from inception (April 14, 2005) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern National Bancorp of Virginia, Inc. and subsidiary at December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from inception (April 14, 2005) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Richmond, Virginia

February 23, 2007

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$1,299	$3,306
Interest-bearing deposits in other financial institutions	9	4,820

Total cash and cash equivalents	1,308	8,126

Securities available for sale, at fair value	40,734	20,882

Securities held to maturity, at amortized cost (fair value of $34,597 and $35,331, respectively)	34,267	35,623

Loans, net of unearned income	261,407	204,544
Less allowance for loan losses	(3,476)	(2,726)

Net loans	257,931	201,818

Stock in Federal Reserve Bank and Federal Home Loan Bank	3,908	2,446
Bank premises and equipment, net	3,496	3,499
Goodwill	8,713	10,423
Core deposit intangibles, net	3,867	4,594
Bank-owned life insurance	12,847	—
Other real estate owned	3,648	—
Deferred tax assets, net	3,292	12
Other assets	3,272	3,151

Total assets	$377,283	$290,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$18,097	$19,216
Interest-bearing deposits:
NOW accounts	7,259	9,639
Money market accounts	57,466	32,567
Savings accounts	2,400	2,853
Time deposits	180,247	151,529

Total interest-bearing deposits	247,372	196,588

Total deposits	265,469	215,804

Other borrowings	15,501	5,033
Federal Home Loan Bank (FHLB) advances	25,000	—
Other liabilities	2,038	1,510

Total liabilities	308,008	222,347

Commitments and contingencies (see note 15)	—	—
Stockholders’ equity:
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 6,798,547 shares at December 31, 2007 and December 31, 2006	68	62
Additional paid in capital	69,436	69,436
Retained earnings (accumulated deficit)	489	(1,247)
Accumulated other comprehensive loss	(718)	(24)

Total stockholders’ equity	69,275	68,227

Total liabilities and stockholders’ equity	$377,283	$290,574

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	For the Year Ended		For the Period From Inception at April 14, 2005 Through December 31, 2005
	December 31, 2007	December 31, 2006
Interest and dividend income :
Interest and fees on loans	$17,892	$8,465	$1,534
Interest and dividends on taxable securities	3,552	2,073	621
Interest and dividends on other earning assets	305	246	240

Total interest and dividend income	21,749	10,784	2,395

Interest expense:
Interest on deposits	10,230	4,406	514
Interest on borrowings	856	454	91

Total interest expense	11,086	4,860	605

Net interest income	10,663	5,924	1,790

Provision for loan losses	1,290	546	1,020

Net interest income after provision for loan losses	9,373	5,378	770

Noninterest income:
Account maintenance and deposit service fees	338	188	27
Income from bank-owned life insurance	347	—	—
Loss on securities	(440)	—	—
Other	112	61	24

Total noninterest income	357	249	51

Noninterest expenses:
Salaries and benefits	3,346	2,284	1,079
Occupancy expenses	1,086	416	154
Furniture and equipment expenses	439	303	135
Organizational costs	—	—	1,212
Amortization of core deposit intangible	727	458	36
Virginia franchise tax expense	550	211	—
Data processing expense	224	171	16
Telephone and communication expense	222	176	104
Other operating expenses	1,292	599	341

Total noninterest expenses	7,886	4,618	3,077

Income (loss) before income taxes	1,844	1,009	(2,256)
Income tax expense	108	—	—

Net income (loss)	$1,736	$1,009	$(2,256)

Earnings (loss) per share, basic	$0.26	$0.24	$(0.59)

Earnings (loss) per share, diluted	$0.25	$0.23	$(0.59)

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND

FOR THE PERIOD FROM INCEPTION AT APRIL 14, 2005 THROUGH DECEMBER 31, 2005

(dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total
Balance—April 14, 2005	$—	$—	$—	$—		$—
Comprehensive loss:
Net loss			(2,256)		$(2,256)	(2,256)
Change in unrealized gain (loss) on available for sale securities (net of tax, $2)				(3)	(3)	(3)

Total comprehensive loss					$(2,259)

Issuance of common stock (3,500,000 shares), net	35	34,537				34,572

Balance—December 31, 2005	35	34,537	(2,256)	(3)		32,313
Comprehensive income:
Net income			1,009		$1,009	1,009
Change in unrealized gain (loss) on available for sale securities (net of tax, $10)				(21)	(21)	(21)

Total comprehensive income					$988

Issuance of common stock (2,000,000 shares), net	20	26,400				26,420
Issuance of common stock in exchange for net assets in acquisition (680,449 shares)	7	8,499				8,506

Balance—December 31, 2006	62	69,436	(1,247)	(24)		68,227
Comprehensive income:
Net income			1,736		$1,736	1,736

Change in unrealized gain (loss) on available for sale securities (net of tax, $358)				(694)	(694)	(694)

Total comprehensive income					$1,042

Stock-based compensation expense		6				6
Issuance of common stock for stock dividend	6	(6)				—

Balance—December 31, 2007	$68	$69,436	$489	$(718)		$69,275

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended		For the Period From Inception at April 14, 2005 Through December 31, 2005
	December 31, 2007	December 31, 2006
Operating activities:
Net income (loss)	$1,736	$1,009	$(2,256)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided (used) in operating activities:
Depreciation	456	306	113
Amortization , net	559	461	(2)
Provision for loan losses	1,290	546	1,020
Income on bank-owned life insurance	(347)	—	—
Stock option expense	6	—	—
Loss on securities	440	—	—
Gain on sale of other real estate owned	(21)	—	—
Net (increase) decrease in other assets	(1,374)	121	(760)
Net increase (decrease) in other liabilities	725	(1,740)	926

Net cash and cash equivalents provided (used) by operating activities	3,470	703	(959)

Investing activities:
Purchases of securities available for sale	(26,135)	(7,588)	(7,835)
Proceeds from paydowns of securities available for sale	4,951	2,033	669
Purchases of securities held to maturity	(9,471)	(1,967)	(33,697)
Proceeds from paydowns of securities held to maturity	10,982	6,405	2,000
Net increase in loans	(61,653)	(37,764)	(67,941)
Purchase of bank-owned life insurance	(12,500)	—	—
Cash received in branch acquisition	—	—	32,464
Net cash paid in bank acquisition	—	(863)	—
Net (increase) decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	(1,462)	654	(1,088)
Proceeds from sale of other real estate owned	320	—	—
Purchases of bank premises and equipment	(453)	(132)	(1,302)

Net cash and cash equivalents used in investing activities	(95,421)	(39,222)	(76,730)

Financing activities:
Net increase in deposits	49,665	59,615	34,798
Proceeds from Federal Home Loan Bank convertible advances	25,000	—	—
Net increase (decrease) in other borrowings	10,468	(41,053)	9,982
Issuance of common stock, net of issuance costs	—	26,420	34,572

Net cash and cash equivalents provided by financing activities	85,133	44,982	79,352

Increase (decrease) in cash and cash equivalents	(6,818)	6,463	1,663
Cash and cash equivalents at beginning of period	8,126	1,663	—

Cash and cash equivalents at end of period	$1,308	$8,126	$1,663

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$10,485	$4,394	$419
Income taxes	1,154	—	—
Supplemental schedule of noncash investing and financing activities
Transfer from loans to other real estate owned	$4,251	$—	$—
Transfer from deferred tax valuation allowance to goodwill	1,945	—	—
Securitization of residential mortgage loans	—	17,045	—
Issuance of common stock in exchange for net assets in acquisition	—	8,506	—

See accompanying notes to consolidated financial statements.

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Securities classified as available for sale are those debt and equity securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available for sale are reported at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method without anticipating prepayments.

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

Allowance for Loan and Lease Losses (ALLL)

The allowance for loan losses is a valuation allowance for probable incurred losses. Loan losses are charged against the allowance when management believes the collection of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on historical loss experience adjusted for current industry and economic conditions and estimates of their affect on loan collectability. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values.

A loan is considered impaired when, based on current information and events, it is probable that SNBV will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan documentation. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Individual consumer and residential loans are evaluated for impairment based on regulatory guidelines.

Servicing Rights

Servicing rights were acquired in connection with the acquisition of 1st Service Bank in December 2006, and were recorded at fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. SNBV compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If SNBV later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with other noninterest income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income which is reported on the income statement as other noninterest income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Net servicing fee income totaled $26 thousand and $3 thousand for the years ended December 31, 2007 and 2006. There was no net servicing fee income in 2005. Late fees and ancillary fees related to loan servicing are not material.

Bank Premises and Equipment

Bank premises and equipment are carried at cost less accumulated depreciation and amortization, and land is carried at cost. Depreciation and amortization are computed using the straight-line method. It is the policy of SNBV to capitalize additions and improvements and to depreciate the cost thereof over their estimated useful lives ranging from 3 to 30 years. Maintenance and repairs are expensed as they are incurred.

Goodwill and Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 7 to 10 years.

Bank-owned Life Insurance

SNBV has purchased life insurance policies on certain key executives. Upon adoption of EITF 06-5, which is discussed further below, bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance){Issue}. This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation, as SNBV owned no life insurance prior to 2007.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Foreclosed assets of $3.6 million are included in other assets as of December 31, 2007. No foreclosed assets were owned at December 31, 2006.

Federal Home Loan Bank (FHLB) Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Long-term Assets

Premises and equipment, core deposit intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Retirement Plans

Employee 401(k) plan expense is the amount of matching contributions. Deferred compensation plan expense allocates the benefits over years of service.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Equity

Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Stock dividends for 20% or less are reported by transferring the par amount from additional paid in capital to common stock when there is an accumulated deficit. Fractional share amounts are paid in cash with a reduction in retained earnings.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Discrete financial information is not available other than on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

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

Until the second quarter of 2007, SNBV maintained a valuation allowance against its deferred tax assets. During the second quarter of 2007, the valuation allowance on the net deferred tax assets was no longer necessary given the sustained income and growth over the past six calendar quarters. The tax valuation allowance reversal was $2.5 million, of which $1.9 million was related to the net deferred tax assets obtained in the 1st Service Bank acquisition.

SNBV adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. The adoption of FIN 48 had no effect on our consolidated financial statements.

Consolidated Statements of Cash Flows

For purposes of reporting cash flows, SNBV defines cash and cash equivalents as cash due from banks and interest-bearing deposits in other banks with maturities less than 90 days. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by SNBV relate solely to outstanding stock options and warrants and are determined using the treasury stock method. Earnings per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Comprehensive Income (Loss)

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of goodwill and intangible assets, mortgage servicing rights, foreclosed real estate and deferred tax assets.

Off Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, SNBV has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Stock Compensation Plan

SNBV accounts for the plan under the fair value method of FASB Statement No 123 Revised (“SFAS 123R”), “Share Based Payment,” which was adopted January 1, 2006. In 2005 the plan was measured under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Prior to 2006, employee compensation expense under stock options was reported using the intrinsic value method. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. In addition, all options granted prior to 2006 were fully vested as of December 31, 2005, and no options were granted during 2006. Therefore, in 2006, no share-based compensation expense was recognized for the outstanding options. The following table details the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation during the period from inception at April 14, 2005 through December 31, 2005:

(dollars in thousands except per share data)	For the Period From Inception at April 14, 2005 Through December 31, 2005
Net loss, as reported	$(2,256)
Total stock-based compensation expense determined under fair value based method for all awards	(619)

Pro forma net loss	$(2,875)

Loss per share:
Basic—as reported	$(0.59)

Basic—pro forma	$(0.75)

Diluted—as reported	$(0.59)

Diluted—pro forma	$(0.75)

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. This statement requires companies to display on the face of the balance sheet the fair value of those assets and liabilities for which they have chosen to use fair value. SFAS 159 also requires companies to provide additional information that will help investors and other users of financial statements to easily understand the effect on earnings of the choice to use fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Adopting SFAS No. 159 will not have a material impact on our consolidated financial statements.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SNBV does not expect the impact of this standard to be material.

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

Business Combination

As of the close of business on December 1, 2006, SNBV completed its acquisition of 1st Service Bank, which operated three branch offices in Fairfax County, Virginia. This acquisition was accounted for using the purchase method of accounting. The total consideration paid to 1st Service stockholders was approximately $13.2 million consisting of $4.7 million in cash and 680,449 shares of SNBV’s common stock. 1st Service Bank transactions have been included in our financial results since December 1, 2006. We recorded $2.1 million in core deposit intangibles, and goodwill totaled approximately $10.4 million (including costs of approximately

$300 thousand). The goodwill is not deductible for federal income tax purposes. The core deposit intangible asset for this acquisition is being amortized over 7 and 15 years for financial reporting and income tax purposes, respectively. A summary of the transaction follows (in thousands):

Total purchase price	$13,508
Fair value of assets acquired
Loans	107,080
Investment securities	2,011
Other assets	6,863
Core deposit intangible	2,061

Total assets acquired	118,015

Fair value of liabilities assumed:
Noninterest-bearing deposits	11,609
Interest-bearing deposits	67,317
Borrowings	33,680
Other liabilities	2,324

Total liabilities assumed	114,930

Goodwill	$10,423

During 2007, the deferred tax asset valuation allowance reversal of $1.9 million related to the net deferred tax assets obtained in the 1st Service Bank acquisition was recognized as an adjustment to goodwill, and the beginning fair value of acquired loan servicing rights was adjusted in the amount of $177 thousand. Other adjustments to goodwill were made during the allocation period in 2007 in the amount of $58 thousand. As of December 31, 2007, the amount of goodwill is $8.7 million.

2.	SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Fair Value	Gross Unrealized
		Gains	Losses
December 31, 2007
Mortgage-backed securities	$13,345	$292	$—
Collateralized mortgage obligations	3,814	—	(20)
Corporate Bonds	22,015	—	(1,360)

Total debt securities	39,174	292	(1,380)
FHLMC preferred stock	1,560	—	—

Total	$40,734	$292	$(1,380)

	Fair Value	Gross Unrealized
		Gains	Losses
December 31, 2006
Mortgage-backed securities	$8,129	$—	$—
Collateralized mortgage obligations	5,900	—	(37)
Corporate Bonds	6,853	—	—

Total	$20,882	$—	$(37)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
December 31, 2007
Mortgage-backed securities	$25,329	$353	$(19)	$25,663
Collateralized mortgage obligations	8,938	15	(19)	8,934

	$34,267	$368	$(38)	$34,597

	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
December 31, 2006
Mortgage-backed securities	$21,807	$—	$(208)	$21,599
Collateralized mortgage obligations	13,816	7	(91)	13,732

	$35,623	$7	$(299)	$35,331

The fair value of debt securities and carrying amount, if different, at year end 2007 by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Carrying Amount	Fair Value	Fair Value
Due after ten years	$—	$—	$22,015
Mortgage-backed securities	25,329	25,663	13,345
Collateralized mortgage obligations	8,938	8,934	3,814

Total	$34,267	$34,597	$39,174

Securities with a carrying amount of approximately $45.2 million and $25.7 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

There were no sales of securities during the years ended December 31, 2007 and 2006 and the period from April 14, 2005 through December 31, 2005.

SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. There are 16 securities totaling approximately $34.1 million in the portfolio that are considered temporarily impaired at December 31, 2007. Management has concluded that these losses are not individually significant, or in the aggregate; the fair value is expected to recover as the securities approach their maturity date and/or market conditions improve, and management has the positive intent and ability to hold to recovery. The following tables present information regarding securities in a continuous unrealized loss position as of December 31, 2007 and December 31, 2006 (in thousands) by duration of time in a loss position:

	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
December 31, 2007
Mortgage-backed securities	$2,597	$(9)	$2,805	$(10)	$5,402	$(19)
Collateralized mortgage obligations	—	—	6,713	(39)	6,713	(39)
Corporate bonds	22,015	(1,360)	—	—	22,015	(1,360)

	$24,612	$(1,369)	$9,518	$(49)	$34,130	$(1,418)

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
December 31, 2006
Mortgage-backed securities	$2,113	$(21)	$11,124	$(187)	$13,237	$(208)
Collateralized mortgage obligations	3,544	(40)	14,226	(88)	17,770	(128)

	$5,657	$(61)	$25,350	$(275)	$31,007	$(336)

SNBV owns 80,000 shares of FHLMC perpetual preferred 5.57% stock Series V. Management recognized a $440 thousand other than temporary loss in the fourth quarter. In accordance with SFAS 115, when a decline in fair value below cost is deemed other than temporary, the unrealized loss must be recognized as a charge to earnings. As current market conditions make it difficult to precisely forecast a time period for the security to fully recover, an impairment charge was recorded.

Securities with significant declines in fair value are evaluated on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under Securities and Exchange Commission Codification Staff Accounting Bulletins, Topic 5: Miscellaneous Accounting—Item M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, which provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer specific factors, the holder must assess whether the impairment is other-than-temporary. SNBV determined, based on their methodology, that a forecasted recovery period could not be accurately predicted for the FHLMC preferred stock and as such determined the loss to be other-than-temporary.

Unrealized losses on corporate bonds have not been recognized into income because the bonds are of investment-grade quality (rated A- or higher), the bonds continue to perform according to the contractual terms, all interest payments are current, and management has the intent and ability to hold for the foreseeable future. The fair value is expected to recover as the bonds approach maturity.

3.	LOANS

Loans are stated at their face amount, net of unearned income, and consist of the following at December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006
Mortgage loans on real estate:
Commercial	$86,099	$69,338
Construction, land and other loans	51,561	35,822
Residential 1-4 family	51,862	63,141
Multi- family residential	8,273	3,720
Equity lines of credit	8,428	10,509

Total real estate loans	206,223	182,530
Commercial loans	53,208	19,581
Consumer loans	2,476	2,861

Gross loans	261,907	204,972
Less unearned income on loans	(500)	(428)

Loans, net of unearned income	$261,407	$204,544

The recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) totaled $4.2 million and $7.5 million as of December 31, 2007 and 2006, respectively. All of the impaired loans at year end 2007 and 2006 had allocated allowance for loan losses in the amount of $61 thousand and $158 thousand, respectively. There were no impaired loans as of December 31, 2005. The average investment in impaired loans during the year ended December 31, 2007 and 2006 was $4.8 million and $610 thousand, respectively. Interest income recognized during impairment was $292 thousand for 2007 and $80 thousand for 2006. Cash-basis interest income recognized was $282 thousand for 2007 and $46 thousand for 2006. Nonaccrual loans were $371 thousand at December 31, 2007, and there were no nonaccrual loans at December 31, 2006 .There were no loans past due 90 days or more and accruing interest at December 31, 2007 and 2006.

Residential 1-4 family mortgage loans in the amount of approximately $50.0 and $53.7 million were pledged as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) Advances as of December 31, 2007 and 2006, respectively.

4.	ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the years ended December 31, 2007 and 2006 and the period from inception at April 14, 2005 through December 31, 2005 is summarized below (in thousands):

	For the Year Ended		For the Period From Inception at April 14, 2005 Through December 31, 2005
	December 31, 2007	December 31, 2006
Balance, beginning of period	$2,726	$1,020	$—
Allowance from acquired bank	—	1,374	—
Provision charged to operations	1,290	546	1,020
Recoveries credited to allowance	—	—	—

Total	4,016	2,940	1,020
Loans charged off	540	214	—

Balance, end of period	$3,476	$2,726	$1,020

5.	LOAN SERVICING

Mortgage loans serviced for other investors, such as FNMA and other financial institutions, are not reported as assets. These loans are serviced by a sub-servicer. The principal balances of these loans were $58.1 million and $71.7 million as of December 31, 2007 and 2006, respectively.

Activity for mortgage servicing rights follows (in thousands):

	2007	2006	2005
Servicing rights:
Beginning of year	$701	$—	$—
Adjustment of acquired servicing rights beginning fair value	(177)	—	—
Acquired in merger	—	707	—
Amortized to expense	(119)	(6)	—

End of year	$405	$701	$—

The adjustment to the beginning fair value of acquired servicing rights was made to goodwill during the allocation period and resulted from the finalization of the estimated fair value analysis.

Fair value of servicing rights was $690 thousand and $707 at year-end 2007 and 2006. Fair value at 2007 was determined using discount rates ranging from 12.50% to 15.86% and prepayment speeds ranging from 174.8% to 287.0%. Fair value at 2006 was determined using discount rates ranging from 10.25% to 11.25% and prepayment speeds ranging from 333.0% to 500.0%.

The weighted average amortization period is 4.77 years. Estimated amortization expense for each of the next five years is (in thousands):

2008	$67
2009	60
2010	50
2011	43
2012	37

6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Land	$38	$38
Building and improvements	1,546	1,542
Leasehold improvements	1,170	929
Furniture and equipment	1,617	1,409

	4,371	3,918
Less accumulated depreciation and amortization	875	419

Bank premises and equipment, net	$3,496	$3,499

Depreciation and amortization expense for 2007, 2006 and for the period since Sonabank commenced operations through December 31, 2005, was $456 thousand, $306 thousand and $113 thousand, respectively. Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2007 are as follows (in thousands):

2008	$691
2009	705
2010	620
2011	618
2012	628
Thereafter	1,927

$5,189

The leases contain options to extend for periods of 2 to 6 years. Rental expense for 2007, 2006 and for the period since Sonabank commenced operations through December 31, 2005, was $707 thousand, $231 thousand and $110 thousand, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in the balance for goodwill during the year follows (in thousands):

	2007	2006
Beginning of year	$10,423	$—
Acquired goodwill		10,423
Adjustment related to deferred tax assets obtained in 1st Service Bank acquisition	(1,945)	—
Other adjustments related to 1st Service Bank acquisition	235	—

End of year	$8,713	$10,423

During 2007, the deferred tax asset valuation allowance reversal of $1.9 million related to the net deferred tax assets obtained in the 1st Service Bank acquisition was recognized as an adjustment to goodwill, and the beginning fair value of acquired loan servicing rights was adjusted in the amount of $177 thousand. Other adjustments to goodwill were made during the allocation period in 2007 in the amount of $58 thousand.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end (in thousands):

	December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$5,089	$(1,222)	$3,867

	December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$5,089	$(495)	$4,594

Amortization expense of intangibles for the years ended December 31, 2007 and 2006 and for the period from April 14, 2005 through December 31, 2005 was $727 thousand, $458 thousand and $36 thousand, respectively. Estimated amortization expense of intangibles for the years ended December 31 follows (in thousands):

2008	$727
2009	727
2010	727
2011	727
2012	691

8.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $ 38.9 million and $36.3 million, respectively. At December 31, 2007, the scheduled maturities of time deposits are as follows (in thousands):

2008	$142,925
2009	29,764
2010	4,203
2011	1,247
2012	2,108

$180,247

9.	OTHER BORROWINGS

Other borrowings can consist of Federal Home Loan Bank (FHLB) overnight advances and securities sold under agreements to repurchase that mature within one year, which are secured transactions with customers or broker/dealers. Other borrowings consist of the following (in thousands):

	2007	2006	2005
FHLB overnight advances	$5,500	$—	$—
Securities sold under agreements to repurchase	10,001	5,033	12,406

Total	$15,501	$5,033	$12,406

Weighted average interest rate at year end	3.91%	4.07%	4.14%
For the periods ended December 31, 2007, 2006 and 2005:
Average outstanding balance	$11,729	$9,453	$2,241
Average interest rate during the year	4.53%	4.80%	4.09%
Maximum month-end outstanding balance	$26,607	$14,337	$15,724

10.	FEDERAL HOME LOAN BANK ADVANCES

At year end, other advances from the Federal Home Loan Bank were as follows (in thousands):

	2007	2006
FHLB convertible advances maturing August 2012 through October 2012, fixed rates from 3.86% to 4.20%, averaging 4.05%	$25,000	$—

These advances mature in 2012 and are convertible to adjustable rate advances at the option of the FHLB of Atlanta after the first year and quarterly thereafter. If converted, the adjustable rate advance will be priced at a spread to 3-month LIBOR.

11.	STOCKHOLDERS’ EQUITY

SNBV completed its common stock offering in a private placement on April 14, 2005. SNBV issued 3,500,000 shares of common stock with a par value of $0.01 per share at a price of $10.00 per share. The proceeds to SNBV amounted to approximately $34.5 million, net of costs of $428 thousand.

The organizers of SNBV advanced to SNBV $1.5 million to cover a substantial portion of the organizational and pre-opening expenses. In the event that the bank did not open, these persons would have borne the risk of loss with respect to these advances. In recognition of the financial risks undertaken, these individuals have received warrants to purchase shares of SNBV’s common stock. Warrants to purchase an aggregate of 82,500 shares of SNBV’s common stock were issued. The warrants are exercisable at a price of $10.00 per share (equivalent to $9.09 after the stock dividend) and must be exercised within 10 years of the date the bank opened.

On November 6, 2006, SNBV closed on the initial public offering of its common stock, $0.01 par value. All 2,000,000 shares of common stock registered in the offering, including 214,000 shares of common stock covered by an over- allotment option granted to the underwriter, were sold at a price to the public of $14.00 per share (equivalent to $12.73 after the stock dividend). The aggregate gross proceeds from the shares of common stock sold by SNBV were $28.0 million. The aggregate net proceeds to SNBV from the offering were approximately $26.4 million after deducting an aggregate of $866 thousand in underwriting commissions and $713 thousand in other expenses incurred in connection with the offering.

12.	INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,001	$828
Organization costs	323	356
Unearned loan fees and other	170	146
Core deposit intangible amortization	—	89
Net operating loss carryover	1,306	1,408
Purchase accounting	725	—
Other than temporary impairment charge	150	—
Net unrealized loss on securities available for sale	370	12
Other	24	—

Total deferred tax assets	4,069	2,839
Deferred tax liabilities:
Core deposit intangible amortization	430	—
Depreciation	163	106

Total deferred tax liabilities	593	106
	3,476	2,733
Valuation allowance	—	(2,721)

Net deferred tax assets	$3,476	$12

Until the second quarter of 2007, SNBV maintained a valuation allowance against its deferred tax assets. During the second quarter of 2007, the valuation allowance on the net deferred tax assets was no longer necessary given the sustained income and growth over the past six calendar quarters. The tax valuation allowance reversal was $2.5 million, of which $1.9 million was related to the net deferred tax assets obtained in the 1st Service Bank acquisition.

At December 31, 2007, SNBV had net operating loss carryforwards of approximately $3.8 million which expire in 2026. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2007. SNBV and its subsidiary file a consolidated U. S. federal tax return, and SNBV files a Virginia state income tax return. These returns are subject to examination by taxing authorities for all years after 2003.

The provision for income taxes consists of the following for the years ended December 31, 2007 and 2006 and for the period from inception at April 14, 2005 through December 31, 2005 (in thousands):

	2007	2006	2005
Current tax expense	$877	$423	$—
Deferred tax benefit	(385)	(423)	—
Change in valuation allowance	(384)	—	—

Income tax expense	$108	$—	$—

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 34% to pretax income for the years ended December 31, 2007 and 2006 and for the period from inception at April 14, 2005 through December 31, 2005 due to the following (in thousands):

	2007	2006	2005
Computed expected tax expense (benefit)	$627	$343	$(770)
Reduction in tax expense resulting from:
Change in valuation allowance	(384)	(343)	770
Income from bank-owned life insurance	(118)	—	—
Other, net	(17)	—	—

Income tax expense	$108	$—	$—

13.	EMPLOYEE BENEFITS

SNBV has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by SNBV. Expense for 2007 was $52 thousand. In 2006 and 2005, there were no matching contributions made by SNBV. The 401(k) does not provide for investment in SNBV stock.

A deferred compensation plan that covers two executive officers was established in 2007. Under the plan, the Bank pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest over 10 years, beginning with the individual’s retirement. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation in 2007 was $65 thousand, resulting in a deferred compensation liability of $65 thousand as of December 31, 2007.

14.	STOCK-BASED COMPENSATION

In 2004, the Board of Directors adopted a stock options plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options. The purpose of the plan is to afford key employees an incentive to remain in the employ of SNBV and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in SNBV’s future success. Under the plans, the option’s exercise price cannot be less than the fair market value of the stock on the grant date. The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

SNBV accounts for the plan under the fair value method of FASB Statement No 123 Revised (“SFAS 123R”), “Share Based Payment,” which was adopted January 1, 2006. In 2005 the plan was measured under the intrinsic value method. Prior to 2006, 168,025 options were granted under the plan. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. In addition, all options granted prior to 2006 were fully vested as of December 31, 2005. There were no options granted in 2006; therefore, in 2006, no share-based compensation expense was recognized. Share-based compensation expense for 2007 was $6 thousand.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted:

	2007	2006	2005
Dividend yield	0.00%	—	0.00%
Expected life	10 years	—	10 years
Expected volatility	18.23%	—	11.45%
Risk-free interest rate	4.81%	—	4.38%
Weighted average fair value per option granted	$6.32	—	$3.68

•	We have paid no dividends.

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

A summary of the activity in the stock option plan for 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregatge Intrinsic Value
Options outstanding, beginning of period	168,025	$9.09
Granted	5,500	14.73
Forfeited	—	—
Exercised	—	—

Options outstanding, end of period	173,525	$9.27	7.5	$—

Vested or expected to vest	173,525	$9.27	7.5	$—
Exercisable at end of period	168,025	$9.09	7.4	$—

As of December 31, 2007, unrecognized compensation expense associated with stock options was $29 thousand which is expected to be recognized over a weighted average period of 4 years.

15.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $1.2 million and $477 thousand as of December 31, 2007 and 2006, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments are made predominately for adjustable rate loans, and generally have fixed expiration dates of up to three months or other termination clauses and usually require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis.

At December 31, 2007 and 2006, we had unfunded lines of credit and undisbursed construction loan funds totaling $54.5 million and $45.8 million, respectively. Our approved loan commitments were $10.8 million and $8.8 million at December 31, 2007 and 2006, respectively.

16.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2007, 2006 and 2005 (in thousands, except per share data):

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the year ended December 31, 2007
Basic EPS	$1,736	6,799	$0.26
Effect of dilutive stock options and warrants	—	77	—

Diluted EPS	$1,736	6,876	$0.25

For the year ended December 31, 2006
Basic EPS	$1,009	4,245	$0.24
Effect of dilutive stock options and warrants	—	79	—

Diluted EPS	$1,009	4,324	$0.23

For the period from inception at April 14, 2005 through December 31, 2005
Basic EPS	$(2,256)	3,850	$(0.59)
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$(2,256)	3,850	$(0.59)

There were 5,500 anti-dilutive options during 2007, and there were no anti-dilutive options during 2006 and 2005.

17.	REGULATORY MATTERS

SNBV and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on SNBV’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), SNBV must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. At December 31, 2007 and 2006, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for prompt corrective action.

Quantitative measures established by regulation to ensure capital adequacy require SNBV to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2007, that SNBV meets all capital adequacy requirements to which it is subject.

The capital amounts and ratios for SNBV and Sonabank at year end are presented in the following table (in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
SNBV
Tier 1 risk-based capital ratio	$56,662	18.50%	$12,253	4.00%	N/A	N/A
Total risk-based capital ratio	60,138	19.63%	24,506	8.00%	N/A	N/A
Leverage ratio	56,662	16.03%	14,136	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$54,237	17.71%	$12,251	4.00%	$18,376	6.00%
Total risk-based capital ratio	57,713	18.84%	24,502	8.00%	30,628	10.00%
Leverage ratio	54,237	15.35%	14,136	4.00%	17,670	5.00%

2006
SNBV
Tier 1 risk-based capital ratio	$52,534	24.69%	$8,510	4.00%	N/A	N/A
Total risk-based capital ratio	55,194	25.94%	17,019	8.00%	N/A	N/A
Leverage ratio	52,534	28.46%	7,383	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$50,066	23.53%	$8,510	4.00%	$12,765	6.00%
Total risk-based capital ratio	52,726	24.78%	17,019	8.00%	21,274	10.00%
Leverage ratio	50,066	27.13%	7,383	4.00%	9,229	5.00%

SNBV’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2008, the Bank could, without prior approval, declare dividends of approximately $489 thousand plus any 2008 net profits retained to the date of the dividend declaration.

18.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of long-term debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.

The carrying amounts and estimated fair values of SNBV’s financial instruments as of December 31, 2007 and 2006 are as follows (in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,308	$1,308	$8,126	$8,126
Securities available for sale	40,734	40,734	23,328	23,328
Securities held to maturity	34,267	34,597	35,623	35,331
Net loans	257,931	259,240	201,818	202,911
Accrued interest receivable	1,546	1,546	1,250	1,250
Financial liabilities:
Deposits:
Checking accounts	25,356	25,356	28,855	28,855
Money market and savings accounts	59,866	59,866	35,420	35,420
Certificates of deposit	180,247	181,215	151,529	150,726
Other borrowings	15,501	15,501	5,033	5,033
FHLB advances	25,000	24,057	—	—
Accrued interest payable	1,253	1,253	652	652

19.	PARENT COMPANY FINANCIAL INFORMATION

SNBV owns all of the outstanding shares of Sonabank. Condensed financial information of the parent company follows (in thousands):

CONDENSED BALANCE SHEETS

DECEMBER 31,

	2007	2006
ASSETS
Cash	$2,375	$2,468
Investment in subsidiary	66,850	65,759
Other assets	50	—

Total assets	$69,275	$68,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock	$68	$62
Additional paid in capital	69,436	69,436
Retained earnings (Accumulated deficit)	489	(1,247)
Accumulated other comprehensive loss	(718)	(24)

Total stockholders’ equity	69,275	68,227

Total liabilities and stockholders’ equity	$69,275	$68,227

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND

FOR THE PERIOD FROM INCEPTION AT APRIL 14, 2005 THROUGH DECEMBER 31, 2005

(in thousands)

	2007	2006	2005
Equity in undistributed net income (loss) of subsidiary	$1,785	$1,009	$(2,256)
Other operating expenses	74	—	—

Income (loss) before income taxes	1,711	1,009	(2,256)
Income tax benefit	(25)	—	—

Net income (loss)	$1,736	$1,009	$(2,256)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND

FOR THE PERIOD FROM INCEPTION AT APRIL 14, 2005 THROUGH DECEMBER 31, 2005

( in thousands)

	2007	2006	2005
Operating activities:
Net income (loss)	$1,736	$1,009	$(2,256)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Equity in undistributed net income (loss) of subsidiary	(1,785)	(1,009)	2,256
Other, net	(44)	—	—

Net cash and cash equivalents used by operating activities	(93)	—	—

Investing activities:
Investment in subsidiary	—	(24,002)	(34,522)

Net cash and cash equivalents used in investing activities	—	(24,002)	(34,522)

Financing activities:
Issuance of common stock	—	26,420	34,572

Net cash and cash equivalents provided by financing activities	—	26,420	34,572

Increase (decrease) in cash and cash equivalents	(93)	2,418	50
Cash and cash equivalents at beginning of period	2,468	50	—

Cash and cash equivalents at end of period	$2,375	$2,468	$50

Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition		$8,506	$—

20.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows (in thousands):

	2007	2006	2005
Change in unrealized loss on available for sale securities	$(1,492)	$(31)	$(5)
Reclassification adjustment for loss realized in income	440	—	—

Net unrealized loss	(1,052)	(31)	(5)
Tax effect	358	10	2

Net-of-tax amount	$(694)	$(21)	$(3)

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Earnings Per Share
					Basic	Diluted
	(dollars in thousands)
2007
First quarter	$4,854	$2,466	$474	$474	$0.07	$0.07
Second quarter	5,248	2,647	594	647	0.10	0.09
Third quarter	5,549	2,670	636	467	0.07	0.07
Fourth quarter	6,098	2,880	140	147	0.02	0.02
2006
First quarter	$2,085	$1,260	$82	$82	$0.02	$0.02
Second quarter	2,363	1,345	239	239	0.06	0.06
Third quarter	2,717	1,412	307	307	0.08	0.08
Fourth quarter	3,618	1,907	381	381	0.07	0.07

Item 9.—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previously reported under Item 4.01 in a Current Report on Form 8-K filed on March 7, 2007.

Item 9A.—Controls and Procedures

Evaluation of Disclosure Controls and Procedures. SNBV maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that SNBV’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of SNBV’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.—Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Committees of the Board—Audit Committee, “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 pursuant to Regulation 14A under the Exchange Act (the “2008 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2008 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders” in the 2008 Proxy Statement is incorporated herein by reference in response to this item.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Party Transactions” in the 2008 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.—Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm are in Part II, Item 8 on pages 46 through 74

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2007 and 2006

Consolidated Statements of Income—Years ended December 31, 2007 and 2006, and the period from inception at April 14, 2005 through December 31, 2005

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2007 and 2006, and the period from inception at April 14, 2005 through December 31, 2005

Consolidated Statements of Cash Flows—Years ended December 31, 2007 and 2006, and the period from inception at April 14, 2005 through December 31, 2005

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The following are filed or furnished, as noted below, as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.2	Certificate of Amendment to the Articles of Incorporation dated February 1, 2005 (incorporated herein by reference to Exhibit 3.2 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.3	Certificate of Amendment to the Articles of Incorporation dated May 16, 2006 (incorporated herein by reference to Exhibit 3.3 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.4	Amended and Restated Bylaws (incorporated by reference to SNBV’s Annual Report on Form 10-K for the year ended December 31, 2006)

4.1	Specimen Stock Certificate of SNBV (incorporated herein by reference to Exhibit 4.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

4.2	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.2 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

4.3	Form of Amendment to Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

10.1+	2004 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

10.2+	Form of Change in Control Agreement with Ms. Derrico and Mr. Porter (incorporated herein by reference to Exhibit 10.2 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 13 of the notes to consolidated financial statements included in this report

21.0*	Subsidiaries of the Registrant

23.1*	Consent of BDO Seidman, LLP

23.2*	Consent of Crowe Chizek and Company LLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.

By:	/s/ GEORGIA S. DERRICO	Date: March 19, 2008
Georgia S. Derrico
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2008.

Signature	Title

/s/ GEORGIA S. DERRICO Georgia S. Derrico	Chairman of the Board and Chief Executive Officer

/s/ R. RODERICK PORTER R. Roderick Porter	President and Director

/s/ NEIL J. CALL Neil J. Call	Director

/s/ CHARLES A. KABASH Charles A. Kabash	Director

/s/ FREDERICK L. BOLLERER Frederick L. Bollerer	Director

/s/ ROBIN R. SHIELD Robin R. Shield	Director

/s/ JOHN J. FORCH John J. Forch	Director

/s/ WILLIAM H. LAGOS William H. Lagos	Sr. Vice President and Chief Financial Officer