Form 10-Q
period 2008-03-31
Southern National Bancorp of Virginia Inc
filed 2008-05-15
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were 6,798,547 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

March 31, 2008

ITEM I - FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands) (Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$1,568	$1,299
Interest-bearing deposits in other financial institutions	8,012	9

Total cash and cash equivalents	9,580	1,308

Securities available for sale, at fair value	38,718	40,734

Securities held to maturity, at amortized cost (fair value of $37,939 and $34,597, respectively)	37,360	34,267

Loans, net of unearned income	275,085	261,407
Less allowance for loan losses	(3,856)	(3,476)

Net loans	271,229	257,931

Stock in Federal Reserve Bank and Federal Home Loan Bank	4,133	3,908
Bank premises and equipment, net	3,956	3,496
Goodwill	8,713	8,713
Core deposit intangibles, net	3,686	3,867
Bank-owned life insurance	12,992	12,847
Other real estate owned	3,281	3,648
Deferred tax assets, net	3,616	3,292
Other assets	3,197	3,272

Total assets	$400,461	$377,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$22,375	$18,097
Interest-bearing deposits:
NOW accounts	6,293	7,259
Money market accounts	53,755	57,466
Savings accounts	2,288	2,400
Time deposits	201,692	180,247

Total interest-bearing deposits	264,028	247,372

Total deposits	286,403	265,469

Other borrowings	11,473	15,501
Federal Home Loan Bank (FHLB) advances	30,000	25,000
Other liabilities	3,022	2,038

Total liabilities	330,898	308,008

Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 6,798,547 shares at March 31, 2008 and December 31, 2007	68	68
Additional paid in capital	69,494	69,436
Retained earnings	990	489
Accumulated other comprehensive income (loss)	(989)	(718)

Total stockholders' equity	69,563	69,275

Total liabilities and stockholders' equity	$400,461	$377,283

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Interest and dividend income:
Interest and fees on loans	$4,894	$4,025
Interest and dividends on taxable securities	1,106	755
Interest and dividends on other earning assets	76	74

Total interest and dividend income	6,076	4,854

Interest expense:
Interest on deposits	2,777	2,293
Interest on borrowings	416	95

Total interest expense	3,193	2,388

Net interest income	2,883	2,466

Provision for loan losses	140	250

Net interest income after provision for loan losses	2,743	2,216

Noninterest income:
Account maintenance and deposit service fees	116	74
Income from bank-owned life insurance	145	24
Net loss on other real estate owned	(175)	—
Other	60	43

Total noninterest income	146	141

Noninterest expenses:
Salaries and benefits	970	832
Occupancy expenses	342	264
Furniture and equipment expenses	124	107
Amortization of core deposit intangible	182	182
Virginia franchise tax expense	137	137
Data processing expense	65	57
Telephone and communication expense	60	55
Other operating expenses	332	249

Total noninterest expenses	2,212	1,883

Income before income taxes	677	474
Income tax expense	176	—

Net income	$501	$474

Earnings per share, basic and diluted	$0.07	$0.07

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(dollars in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance - January 1, 2007	$62	$69,436	$(1,247)	$(24)		$68,227
Comprehensive income:
Net income			474		$474	474
Stock-based compensation expense		1				1
Change in unrealized gain (loss) on available for sale securities (net of tax, $101)				196	196	196

Total comprehensive income					$670

Balance - March 31, 2007	$62	$69,437	$(773)	$172		$68,898

Balance - January 1, 2008	$68	$69,436	$489	$(718)		$69,275
Comprehensive income:
Net income			501		$501	501
Stock-based compensation expense		7				7
Issuance of warrants		51				51
Change in unrealized gain (loss) on available for sale securities (net of tax, $139)				(271)	(271)	(271)

Total comprehensive income					$230

Balance - March 31, 2008	$68	$69,494	$990	$(989)		$69,563

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(dollars in thousands) (Unaudited)

	2008	2007
Operating activities:
Net income	$501	$474
Adjustments to reconcile net income to net cash and cash equivalents provided in operating activities:
Depreciation	131	105
Amortization , net	127	140
Provision for loan losses	140	250
Income on bank-owned life insurance	(145)	(24)
Stock option expense	7	1
Net loss on other real estate owned	175	—
Net increase in other assets	(149)	(365)
Net increase in other liabilities	534	14

Net cash and cash equivalents provided by operating activities	1,321	595

Investing activities:
Purchases of securities available for sale	—	(2,000)
Proceeds from paydowns, maturities and calls of securities available for sale	1,667	233
Purchases of securities held to maturity	(5,470)	—
Proceeds from paydowns, maturities and calls of securities held to maturity	2,408	2,151
Net increase in loans	(13,522)	(5,547)
Purchase of bank-owned life insurance	—	(5,000)
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(225)	(89)
Proceeds from sale of other real estate owned	277	—
Purchases of bank premises and equipment	(90)	(224)

Net cash and cash equivalents used in investing activities	(14,955)	(10,476)

Financing activities:
Net increase in deposits	20,934	3,234
Proceeds from Federal Home Loan Bank advances	5,000	—
Net increase (decrease) in other borrowings	(4,028)	2,032

Net cash and cash equivalents provided by financing activities	21,906	5,266

Increase (decrease) in cash and cash equivalents	8,272	(4,615)
Cash and cash equivalents at beginning of period	1,308	8,126

Cash and cash equivalents at end of period	$9,580	$3,511

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$2,951	$2,336
Income taxes	150	450
Supplemental schedule of noncash investing and financing activities
Transfer from loans to other real estate owned	$84	$—
Acquisition of fixed assets related to Leesburg Branch	501	—

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

1.	ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank, N. A. (“Sonabank”) a national bank chartered on April 14, 2005, under the laws of the United States of America. The principal activities of Sonabank are to attract deposits and originate loans as permitted for federally chartered national banks under the laws of the United States of America. Sonabank conducts full-service banking operations in Charlottesville, Clifton Forge, Leesburg, Warrenton and Fairfax County in Virginia.

The consolidated financial statements include the accounts of Southern National Bancorp of Virginia, Inc. and its subsidiary. Significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“U. S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in SNBV’s Form 10-K for the year ended December 31, 2007.

Use of Estimates

To prepare financial statements in conformity with U. S. generally accepted accounting principles management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, valuation of deferred tax assets, valuation of goodwill and other intangible assets, loan servicing rights, and fair values of financial instruments are particularly subject to change.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of

FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was the addition of Footnote 9 required for disclosure about fair value measurements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

In September 2006, the EITF finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Our adoption of this standard did not have a material impact on our consolidated financial statements.

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

SNBV granted 44,500 options during the first quarter of 2008. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the three months ended March 31, 2008:

Dividend yield	0.00%
Expected life	10 years
Expected volatility	19.17%
Risk-free interest rate	3.51%
Weighted average fair value per option granted	$3.51

•	We have paid no dividends.

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

SFAS 123R requires the recognition of stock-based compensation expense for the number of awards that are ultimately expected to vest. For the three months ended March 31, 2008 and 2007, stock-based compensation expense recorded was $7 thousand and $1 thousand, respectively. As of March 31, 2008, unrecognized compensation expense associated with the stock options was $168 thousand which is expected to be recognized over a weighted average period of 4.7 years.

A summary of the activity in the stock option plan during the three months ended March 31, 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	173,525	$9.27
Granted	44,500	9.20
Forfeited	—	—
Exercised	—	—

Options outstanding, end of period	218,025	$9.26	7.8	$—

Vested or expected to vest	218,025	$9.26	7.8	$—
Exercisable at end of period	169,125	$9.13	7.2	$—

3.	SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Fair Value	Gross Unrealized
March 31, 2008		Gains	Losses
Mortgage-backed securities	$12,878	$382	$—
Collateralized mortgage obligations	2,909	—	(9)
Corporate Bonds	21,411	—	(1,832)

Total debt securities	37,198	382	(1,841)
FHLMC preferred stock	1,520	—	(40)

Total	$38,718	$382	$(1,881)

	Fair Value	Gross Unrealized
December 31, 2007		Gains	Losses
Mortgage-backed securities	$13,345	$292	$—
Collateralized mortgage obligations	3,814	—	(20)
Corporate Bonds	22,015	—	(1,360)

Total debt securities	39,174	292	(1,380)
FHLMC preferred stock	1,560	—	—

Total	$40,734	$292	$(1,380)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized		Fair Value
March 31, 2008		Gains	Losses
Mortgage-backed securities	$29,305	$494	$—	$29,799
Collateralized mortgage obligations	8,055	85	—	8,140

	$37,360	$579	$—	$37,939

	Carrying Amount	Gross Unrecognized		Fair Value
December 31, 2007		Gains	Losses
Mortgage-backed securities	$25,329	$353	$(19)	$25,663
Collateralized mortgage obligations	8,938	15	(19)	8,934

	$34,267	$368	$(38)	$34,597

SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. There are 11 securities with stated maturities totaling approximately $24.3 million and one security with no stated maturity in the amount of $1.5 million in the portfolio that are considered temporarily impaired at March 31, 2008. Management has concluded that these losses are not significant individually, or in the aggregate; the fair value is expected to recover as the securities approach their maturity date and/or market conditions improve, and management has the positive intent and ability to hold to recovery. The following tables present information regarding securities in a continuous unrealized loss position as of March 31, 2008 and December 31, 2007 (in thousands) by duration of time in a loss position:

	Less than 12 months		12 Months or More		Total
March 31, 2008	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	—	—	2,909	(9)	2,909	(9)
FHLMC preferred stock	1,520	(40)	—	—	1,520	(40)
Corporate bonds	21,411	(1,832)	—	—	21,411	(1,832)

	$22,931	$(1,872)	$2,909	$(9)	$25,840	$(1,881)

	Less than 12 months		12 Months or More		Total
December 31, 2007	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Mortgage-backed securities	$2,597	$(9)	$2,805	$(10)	$5,402	$(19)
Collateralized mortgage obligations	—	—	6,713	(39)	6,713	(39)
Corporate bonds	22,015	(1,360)	—	—	22,015	(1,360)

	$24,612	$(1,369)	$9,518	$(49)	$34,130	$(1,418)

Unrealized losses on corporate bonds have not been recognized into income because the bonds are of investment-grade quality (rated A- or higher), the bonds continue to perform according to the contractual terms, all interest payments are current, and management has the intent and ability to hold for the foreseeable future. The fair value is expected to recover as the bonds approach maturity.

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Balance, beginning of period	$3,476	$2,726
Provision charged to operations	140	250
Recoveries credited to allowance	685	—

Total	4,301	2,976
Loans charged off	(445)	(100)

Balance, end of period	$3,856	$2,876

5.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

	March 31, 2008	December 31, 2007
	(dollars in thousands)
FHLB fixed rate advance maturing January 2010 with a rate of 2.82%	$5,000	$—
FHLB convertible advances maturing from August 2012 through October 2012 with a weighted average interest rate of 4.05% (1)	25,000	25,000

Total FHLB advances	$30,000	$25,000

(1)	These advances have a five year maturity and are convertible to adjustable rate advances at the option of the FHLB of Atlanta after the first year and quarterly thereafter. If converted, the adjustable rate advances will be priced at a spread to 3-month LIBOR.

6.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $1.9 million and $1.2 million as of March 31, 2008 and December 31, 2007, respectively.

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

At March 31, 2008 and December 31, 2007, we had unfunded lines of credit and undisbursed construction loan funds totaling $51.3 million and $54.5 million, respectively. Our approved loan commitments were $13.3 million and $10.8 million at March 31, 2008 and December 31, 2007, respectively.

7.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended March 31, 2008
Basic EPS	$501	6,799	$0.07
Effect of dilutive stock options and warrants	—	16	—

Diluted EPS	$501	6,815	$0.07

For the three months ended March 31, 2007
Basic EPS	$474	6,799	$0.07
Effect of dilutive stock options and warrants	—	93	—

Diluted EPS	$474	6,892	$0.07

There were 111,000 anti-dilutive options and warrants during the three months ended March 31, 2008, and there were 5,500 anti-dilutive options and warrants during the three months ended March 31, 2007.

8.	FAIR VALUE

FAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$38,718	$—	$38,718	$—

Securities classified as available for sale are reported at fair value using Level 2 inputs. For these securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include quoted prices on similar prices in active markets, quoted prices on actual assets that are not active, yield curves, volatilities, prepayment speeds and other market data.

9.	WARRANTS

As part of the purchase price of the fixed assets related to the Leesburg branch, SNBV issued 61,000 warrants for the purchase of its common stock at an exercise price of $12.73 per share during the first quarter of 2008. The warrants expire in three years. The fair value of each warrant issued was estimated using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value the warrants:

Dividend yield	0.00%
Expected life	3 years
Expected volatility	19.17%
Risk-free interest rate	2.11%
Weighted average fair value per warrant	$0.84

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report. Results of operations for the three month period ended March 31, 2008 are not necessarily indicative of results that may be attained for any other period.

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

On December 19th, 2007, SNBV announced that it had entered into an agreement with Founders Corporation of Leesburg, Virginia to purchase certain assets and to assume its lease at 1 East Market Street in Leesburg in the 100 year old Loudoun National Bank building. Sonabank received approval from the Office of the Comptroller of the Currency (OCC) to open a branch at that location. The branch was opened February 11, 2008. The OCC has also approved the opening of a drive-through/ATM facility that was opened on April 7, 2008. The Board of Directors of Founders Corp and certain other investors in Founders Corp have become the members of Sonabank’s new Leesburg Advisory Board.

RESULTS OF OPERATIONS

Net Income

For the three months ended March 31, 2008, our net income was $501 thousand, or $0.07 per share on a diluted basis, compared to net income of $474 thousand, or $0.07 per share on a diluted basis, for the same period in 2007, an increase of 6%. Income before taxes for the quarter ended March 31, 2008 was $677 thousand compared to $474 thousand during the quarter ended March 31, 2007, an increase of 43%, as we had a valuation allowance established for the net deferred tax assets up to the value of the current tax expense in the first quarter of 2007.

For the three months ended March 31, 2008 compared to the three months ended December 31, 2007, net income increased $354 thousand from $147 thousand to $501 thousand. Earnings per share, on a diluted basis, increased from $0.02 per share to $0.07 per share. Net income for the quarter ended December 31, 2007 included an other than temporary impairment charge of $290 thousand, net of taxes.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the three months ended March 31, 2008 was $2.9 million compared to $2.5 million for the same period last year. Average interest-earning assets for the three months ended March 31, 2008 increased $86.0 million over the same period in 2007. Approximately $64.7 million of this growth was an increase in average loans outstanding. Average investment securities increased by $20.7 million in the quarter ended March 31, 2008, compared to the same period last year. The average yield on interest-earning assets decreased from 7.37% in 2007 to 6.92% in 2008 primarily because of the prime rate decreases of 200 basis points during the first quarter of 2008 which accompanied the Federal Reserve Board’s reductions in its federal funds target rate. Average interest-bearing liabilities for the three months ended March 31, 2008 increased $97.1 million compared to the same period in 2007. Average interest-bearing deposits increased by $60.4 million, while average borrowings increased by $36.7 million compared to the first quarter of 2007. The average cost of interest-bearing liabilities decreased from 4.78% in 2007 to 4.29% in 2008. The interest rate spread for the three months ended March 31, 2008 increased slightly from 2.59% to 2.63% compared to the same period last year. The net interest margin for the three months ended March 31, 2008 decreased to 3.28% from 3.75% compared to the same period last year.

Our commercial loans, acquisition and development loans, construction loans and SBA loans are predominately priced to a spread over the prime rate. Commercial real estate loans are generally priced at a spread over the one, three or five year constant maturity treasury yield (CMT) or our marginal cost of funds and fixed for three to five years. On the liability side of the balance sheet we have a large segment of our funding which floats; however, the prime rate loans reprice virtually immediately, but the liabilities reprice only at maturity resulting in a lag which can adversely affect net interest income and the net interest margin when interest rates decline. The decreases in the federal funds target rate during the second half of 2007 and the first quarter of 2008 have had a negative impact on our net interest margin in the first quarter of 2008.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis For the Quarters Ended
	3/31/2008			3/31/2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income	$270,995	$4,894	7.26%	$206,253	$4,025	7.91%
Investment securities	76,104	1,106	5.81%	55,452	755	5.45%
Other earning assets	5,951	76	5.11%	5,324	74	5.64%

Total earning assets	353,050	6,076	6.92%	267,029	4,854	7.37%

Allowance for loan losses	(3,622)			(2,738)
Total non-earning assets	40,572			24,848

Total assets	$390,000			$289,139

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW accounts	$6,076	4	0.25%	$6,929	5	0.28%
Money market accounts	55,532	459	3.32%	31,989	323	4.09%
Savings accounts	2,357	1	0.25%	2,818	3	0.50%
Time deposits	190,574	2,313	4.88%	152,396	1,962	5.22%

Total interest-bearing deposits	254,539	2,777	4.39%	194,132	2,293	4.79%
Borrowings	45,080	416	3.71%	8,363	95	4.61%

Total interest-bearing liabilities	299,619	3,193	4.29%	202,495	2,388	4.78%

Noninterest-bearing liabilities:
Demand deposits	18,649			16,968
Other liabilities	2,259			1,285

Total liabilities	320,527			220,748
Stockholders' equity	69,473			68,391

Total liabilities and stockholders' equity	$390,000			$289,139

Net interest income		$2,883			$2,466

Interest rate spread			2.63%			2.59%
Net interest margin			3.28%			3.75%

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

The provision for loan losses charged to operations for the three months ended March 31, 2008 and 2007 were $140 thousand and $250 thousand, respectively. We had charge-offs totaling $445 thousand and $100 thousand during the quarters ended March 31, 2008 and 2007, respectively. We had recoveries totaling $685 thousand during the first quarter of 2008 and there were none during the same period last year.

Noninterest Income

The following table presents the major categories on noninterest income for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$116	$74	$42
Income from bank-owned life insurance	145	24	121
Net loss on other real estate owned	(175)	—	(175)
Other	60	43	17

Total noninterest income	$146	$141	$5

The increase in noninterest income was largely attributable to two factors. First, account maintenance and deposit service fees increased reflecting the impact of the increased number of accounts. Second, we purchased a bank-owned life insurance (BOLI) policy during the first quarter of 2007, and we purchased a second policy in July 2007. During the first quarter of 2008, we had a write-down on other real estate owned (OREO) in the amount of $200 thousand which was offset by a gain of $25 thousand on the sale of OREO.

Noninterest Expense

The following table presents the major categories on noninterest expense for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007	Change
	(dollars in thousands)
Salaries and benefits	$970	$832	$138
Occupancy expenses	342	264	78
Furniture and equipment expenses	124	107	17
Amortization of core deposit intangible	182	182	—
Virginia franchise tax expense	137	137	—
Data processing expense	65	57	8
Telephone and communication expense	60	55	5
Other operating expenses	332	249	83

Total noninterest expense	$2,212	$1,883	$329

The increase in noninterest expense is due to a full quarter of expense related to the Warrenton branch which was opened in April 2007, and two months of expenses related to the Leesburg branch which was opened in February 2008. As of March 31, 2008, we had seven full-service branches compared to five at the end of March 2007.

Despite the rapid growth of the Bank’s assets and the addition of a branch in Warrenton and a loan production office in Richmond, our operating expenses were well controlled. The efficiency ratio (excluding gains and write-downs on OREO) improved to 69.04% during the first three months of 2008 from 72.23% in 2007.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $400.5 million at March 31, 2008, as compared to $377.3 million at December 31, 2007. Our asset growth has been funded primarily by growth in deposits. Net loans grew from $257.9 million at the end of 2007 to $271.2 million at March 31, 2008. Investment securities, available for sale and held to maturity, increased slightly to $76.1 million at March 31, 2008 compared to $75.0 million at December 31, 2007.

As of March 31, 2008, total deposits were $286.4 million compared to $265.5 million as of December 31, 2007. The growth was attributable mostly to an increase in brokered certificates of deposit and noninterest-bearing demand deposits. Brokered certificates of deposit were $119.2 million at March 31, 2008, compared to $101.3 million at December 31, 2007. Noninterest-bearing demand deposits increased from $18.1 million at December 31, 2007, to $22.4 million at March 31, 2008.

Loan Portfolio

The commercial real estate loan category increased by 6.7%, rising from $84.1 million at year-end to $89.7 million at March 31, 2008. The other construction and land development loan category rose 13.9% to $54.0 million, and 1-4 family residential real estate loans were up 11.9% to $58.0 million. The commercial and industrial loan category decreased by 7.8% to $49.1 million.

The following table summarizes the composition of our loan portfolio as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Mortgage loans on real estate:
Commercial	$89,737	$84,099
Construction, residential	5,522	6,133
Other construction, land and other loans	53,999	47,428
Residential 1-4 family	58,032	51,862
Multi- family residential	8,598	8,273
Home equity lines of credit	8,268	8,428

Total real estate loans	224,156	206,223
Commercial loans	49,084	53,208
Consumer loans	2,348	2,476

Gross loans	275,588	261,907
Less unearned income on loans	(503)	(500)

Loans, net of unearned income	$275,085	$261,407

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

In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) the Bank employs systems and processes necessary to identify and revalue “impaired loans.” After charge-offs, loans identified as impaired in accordance with SFAS 114 totaled $945 thousand as of March 31, 2008 and $4.2 million at December 31, 2007. Nonaccrual loans were $483 thousand and $371 thousand at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, there was one Small Business Administration (SBA) guaranteed loan in the amount $120 thousand past due 90 days or more and accruing interest, and there were no loans past due 90 days or more and accruing interest at December 31, 2007.

Nonperforming assets decreased from $4.0 million at December 31, 2007 to $3.8 million at March 31, 2008. We have internal loan review and a loan committee which provide on-going monitoring to identify and address issues with problem loans. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at March 31, 2008.

At the end of last quarter we reported that Sonabank had one residential property in OREO and two for which foreclosure was pending. The one property in OREO at year end has been sold at a small profit. One of the other properties has been foreclosed upon, and we are actively marketing the property. The foreclosure on the third property was delayed by a last minute bankruptcy filing on which the stay has been lifted.

The bulk of our OREO balance continues to be comprised of one property, which contains 33 finished 2 to 4 acre lots in Culpeper. We took a deed in lieu of foreclosure in June 2007. There are no new developments on that property. It is worth noting that those lots were originally under contract to a very large regional builder for $230,000 per lot. We have written them down to approximately 42% of that level based on new market data.

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

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008
SNBV
Tier 1 risk-based capital ratio	$57,037	17.89%	$12,752	4.00%	N/A	N/A
Total risk-based capital ratio	60,893	19.10%	25,505	8.00%	N/A	N/A
Leverage ratio	57,037	15.10%	15,104	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$54,572	17.12%	$12,750	4.00%	$19,124	6.00%
Total risk-based capital ratio	58,428	18.33%	25,499	8.00%	31,874	10.00%
Leverage ratio	54,572	14.45%	15,104	4.00%	18,880	5.00%

December 31, 2007
SNBV
Tier 1 risk-based capital ratio	$56,662	18.50%	$12,253	4.00%	N/A	N/A
Total risk-based capital ratio	60,138	19.63%	24,506	8.00%	N/A	N/A
Leverage ratio	56,662	16.03%	14,136	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$54,237	17.71%	$12,251	4.00%	$18,376	6.00%
Total risk-based capital ratio	57,713	18.84%	24,502	8.00%	30,628	10.00%
Leverage ratio	54,237	15.35%	14,136	4.00%	17,670	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of March 31, 2008 and December 31, 2007:

	Sensitivity of Market Value of Portfolio Equity As of March 31, 2008
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$74,349	$4,100	5.84%	18.57%	106.88%
Up 200	73,252	3,003	4.27%	18.29%	105.30%
Up 100	71,981	1,732	2.47%	17.97%	103.48%
Base	70,249	—	0.00%	17.54%	100.99%
Down 100	67,079	(3,170)	-4.51%	16.75%	96.43%
Down 200	63,596	(6,653)	-9.47%	15.88%	91.42%
Down 300	61,848	(8,401)	-11.96%	15.44%	88.91%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2007
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$77,007	$2,366	3.17%	20.41%	111.16%
Up 200	76,473	$1,832	2.45%	20.27%	110.39%
Up 100	75,713	$1,072	1.44%	20.07%	109.29%
Base	74,641	$—	0.00%	19.78%	107.75%
Down 100	72,501	$(2,140)	-2.87%	19.22%	104.66%
Down 200	69,495	$(5,146)	-6.89%	18.42%	100.32%
Down 300	66,479	$(8,162)	-10.94%	17.62%	95.96%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2008 and December 31, 2007 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

	Sensitivity of Net Interest Income As of March 31, 2008
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$11,869	$3,332	3.23%	0.90%
Up 200	10,780	2,243	2.93%	0.60%
Up 100	9,688	1,151	2.64%	0.31%
Base	8,537	—	2.33%	0.00%
Down 100	7,281	(1,256)	1.99%	-0.34%
Down 200	6,156	(2,381)	1.68%	-0.65%
Down 300	5,145	(3,392)	1.41%	-0.92%

	Sensitivity of Net Interest Income As of December 31, 2007
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$12,733	$2,675	3.67%	0.76%
Up 200	11,859	1,801	3.42%	0.51%
Up 100	10,971	913	3.17%	0.26%
Base	10,058	—	2.91%	0.00%
Down 100	8,980	(1,078)	2.60%	-0.31%
Down 200	7,780	(2,278)	2.26%	-0.65%
Down 300	6,574	(3,484)	1.91%	-1.00%

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

ITEM 1A – RISK FACTORS

As of March 31, 2008 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

May 15, 2008	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

May 15, 2008	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer