Form 10-Q
period 2008-06-30
Southern National Bancorp of Virginia Inc
filed 2008-08-14
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008, there were 6,798,547 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

June 30, 2008

ITEM I - FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands) (Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,346	$1,299
Interest-bearing deposits in other financial institutions	11,275	9

Total cash and cash equivalents	13,621	1,308

Securities available for sale, at fair value	33,186	40,734

Securities held to maturity, at amortized cost (fair value of $40,884 and $34,597, respectively)	41,253	34,267

Loans, net of unearned income	290,449	261,407
Less allowance for loan losses	(4,010)	(3,476)

Net loans	286,439	257,931

Stock in Federal Reserve Bank and Federal Home Loan Bank	4,070	3,908
Bank premises and equipment, net	3,842	3,496
Goodwill	8,713	8,713
Core deposit intangibles, net	3,504	3,867
Bank-owned life insurance	13,137	12,847
Other real estate owned	3,286	3,648
Deferred tax assets, net	4,489	3,292
Other assets	3,101	3,272

Total assets	$418,641	$377,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$20,574	$18,097
Interest-bearing deposits:
NOW accounts	6,405	7,259
Money market accounts	55,567	57,466
Savings accounts	2,221	2,400
Time deposits	215,069	180,247

Total interest-bearing deposits	279,262	247,372

Total deposits	299,836	265,469

Other borrowings	17,504	15,501
Federal Home Loan Bank (FHLB) advances	30,000	25,000
Other liabilities	2,810	2,038

Total liabilities	350,150	308,008

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 6,798,547 shares at June 30, 2008 and December 31, 2007	68	68
Additional paid in capital	69,500	69,436
Retained earnings	1,440	489
Accumulated other comprehensive loss	(2,517)	(718)

Total stockholders’ equity	68,491	69,275

Total liabilities and stockholders’ equity	$418,641	$377,283

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
			(Revised)
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$4,769	$4,333	$9,975	$8,358
Interest and dividends on taxable securities	1,001	844	2,107	1,599
Interest and dividends on other earning assets	78	71	154	145

Total interest and dividend income	5,848	5,248	12,236	10,102

Interest expense:
Interest on deposits	2,575	2,471	5,352	4,763
Interest on borrowings	358	130	774	226

Total interest expense	2,933	2,601	6,126	4,989

Net interest income	2,915	2,647	6,110	5,113

Provision for loan losses	255	325	706	575

Net interest income after provision for loan losses	2,660	2,322	5,404	4,538

Noninterest income:
Account maintenance and deposit service fees	118	76	234	150
Income from bank-owned life insurance	145	56	290	81
Net loss on other real estate owned	—	—	(175)	—
Loss on securities	(124)	—	(124)	—
Other	23	19	83	61

Total noninterest income	162	151	308	292

Noninterest expenses:
Salaries and benefits	948	759	1,918	1,591
Occupancy expenses	379	269	721	533
Furniture and equipment expenses	123	107	247	214
Amortization of core deposit intangible	182	182	363	363
Virginia franchise tax expense	137	137	274	275
Data processing expense	66	57	131	114
Telephone and communication expense	63	47	123	102
Other operating expenses	323	321	656	569

Total noninterest expenses	2,221	1,879	4,433	3,761

Income before income taxes	601	594	1,279	1,069
Income tax expense (benefit)	151	(53)	328	(53)

Net income	$450	$647	$951	$1,122

Comprehensive income (loss)	$(1,078)	$(115)	$(1,799)	$81

Earnings per share, basic	$0.07	$0.10	$0.14	$0.17

Earnings per share, diluted	$0.07	$0.09	$0.14	$0.16

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(dollars in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Loss	Total
Balance - January 1, 2008	$68	$69,436	$489	$(718)		$69,275
Comprehensive income:
Net income			951		$951	951
Stock-based compensation expense		13				13
Issuance of warrants		51				51
Change in unrealized gain (loss) on available for sale securities (net of tax, $926)				(1,799)	(1,799)	(1,799)

Total comprehensive loss					$(848)

Balance - June 30, 2008	$68	$69,500	$1,440	$(2,517)		$68,491

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(dollars in thousands) (Unaudited)

	2008	2007
Operating activities:
Net income	$951	$1,122
Adjustments to reconcile net income to net cash and cash equivalents provided in operating activities:
Depreciation	267	215
Amortization , net	271	240
Provision for loan losses	706	575
Income on bank-owned life insurance	(290)	(81)
Stock option expense	13	3
Loss on securities	124	—
Net loss on other real estate owned	175	—
Net increase in other assets	(181)	(1,078)
Net increase in other liabilities	322	493

Net cash and cash equivalents provided by operating activities	2,358	1,489

Investing activities:
Purchases of securities available for sale	—	(9,008)
Proceeds from paydowns, maturities and calls of securities available for sale	4,814	2,310
Purchases of securities held to maturity	(12,419)	(6,940)
Proceeds from paydowns, maturities and calls of securities held to maturity	5,486	6,053
Net increase in loans	(29,298)	(14,314)
Purchase of bank-owned life insurance	—	(5,000)
Purchase of stock in Federal Reserve Bank and Federal Home Loan Bank	(162)	(21)
Proceeds from sale of other real estate owned	277	—
Purchases of bank premises and equipment	(112)	(409)

Net cash and cash equivalents used in investing activities	(31,414)	(27,329)

Financing activities:
Net increase in deposits	34,367	21,125
Proceeds from Federal Home Loan Bank advances	5,000	—
Net increase in other borrowings	2,003	3,172

Net cash and cash equivalents provided by financing activities	41,370	24,297

Increase (decrease) in cash and cash equivalents	12,313	(1,543)
Cash and cash equivalents at beginning of period	1,308	8,126

Cash and cash equivalents at end of period	$13,621	$6,583

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$5,793	$4,493
Income taxes	700	875
Supplemental schedule of noncash investing and financing activities
Transfer from loans to other real estate owned	$84	$3,993
Transfer from deferred tax valuation allowance to goodwill	$—	$1,945
Acquisition of fixed assets related to Leesburg Branch	$501	—

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

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

Reclassifications

Some items in the prior financial statements were reclassified to conform to the current presentation.

Net interest income during the first half of 2008 was affected by a reclassification of certain items for the first quarter of 2008 which had no impact on earnings. During the first quarter of 2008, a loan which was acquired in the merger with 1st Service Bank in 2006, which had been partially charged off, was paid in full. We inadvertently recorded the transaction in the amount of approximately $311 thousand as a recovery and increased our allowance for loan losses by an equal amount. Accounting rules (SOP 03-3) require that the recovery be recognized as interest income, so we have reclassified the transaction to interest income in the first quarter of 2008 and increased our provision for loan loss by the amount of the cash received. The impact of this transaction was to increase previously reported interest income and provision for loan loss expense by $311 thousand for the three months ended March 31, 2008. We also reclassified certain impaired loans totaling approximately $365 thousand which had been recorded as charge offs in the first quarter, but under FAS 114 should have been recorded as specific reserves as a component of the allowance for loan losses. This reclassification entry increased previously reported total loans and the allowance for loan losses by $365 thousand at March 31, 2008. We also reclassified $366 thousand of loan loss recoveries that were inadvertently recorded in the first quarter. These were also loans that had been partially charged off prior to our acquisition of 1st Service Bank. Accounting rules (SOP 03-3) require that these recoveries be recognized as interest income as payments are received. This reclassified entry reduced our previously reported recoveries by $366 thousand for the three months ended March 31, 2008. The combination of these two adjustments to the allowance resulted in a negligible change in the previously reported allowance for loan losses at March 31, 2008. There was no impact on net income of the first quarter of 2008, nor were there any changes in asset quality or allowance adequacy.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. See Footnote 9 for the impact of the adoption and required disclosure about fair value measurements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard or subsequently.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133(FAS 161). FAS 161 expands the disclosure requirements of FASB Statement No. 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. FAS

161 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We plan to include the required disclosures in our first interim reporting period ending March 31, 2009, if applicable.

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

SNBV granted 44,500 options during the first quarter of 2008, and no options were granted in the second quarter. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the six months ended June 30, 2008:

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

SFAS 123R requires the recognition of stock-based compensation expense for the number of awards that are ultimately expected to vest. For the three and six month periods ended June 30, 2008, stock-based compensation expense recorded was $6 thousand and $13 thousand, respectively, compared to $1 thousand and $3 thousand for the same periods last year. As of June 30, 2008, unrecognized compensation expense associated with the stock options was $145 thousand which is expected to be recognized over a weighted average period of 4.5 years.

A summary of the activity in the stock option plan during the six months ended June 30, 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	173,525	$9.27
Granted	44,500	9.20
Forfeited	(5,100)	10.39
Exercised	—	—

Options outstanding, end of period	212,925	$9.23	7.5	$—

Vested or expected to vest	212,925	$9.23	7.5	$—

Exercisable at end of period	168,905	$9.12	6.9	$—

3.	SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

June 30, 2008	Fair Value	Gross Unrealized
		Gains	Losses
Mortgage-backed securities	$11,819	$227	$—
Collateralized mortgage obligations	806	—	(1)
Corporate Bonds	19,125	—	(4,039)

Total debt securities	31,750	227	(4,040)
FHLMC preferred stock	1,436	—	—

Total	$33,186	$227	$(4,040)

December 31, 2007	Fair Value	Gross Unrealized
		Gains	Losses
Mortgage-backed securities	$13,345	$292	$—
Collateralized mortgage obligations	3,814	—	(20)
Corporate Bonds	22,015	—	(1,360)

Total debt securities	39,174	292	(1,380)
FHLMC preferred stock	1,560	—	—

Total	$40,734	$292	$(1,380)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

June 30, 2008	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
Mortgage-backed securities	$34,446	$367	$(292)	$34,521
Collateralized mortgage obligations	6,807	32	(476)	6,363

	$41,253	$399	$(768)	$40,884

December 31, 2007	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
Mortgage-backed securities	$25,329	$353	$(19)	$25,663
Collateralized mortgage obligations	8,938	15	(19)	8,934

	$34,267	$368	$(38)	$34,597

SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. There are 15 securities with stated maturities totaling approximately $34.0 million in the portfolio that are considered temporarily impaired at June 30, 2008. Management has concluded that the fair value is expected to recover as the securities approach their maturity date and/or market conditions improve, and management has the positive intent and ability to hold to recovery. All the securities continue to perform according to the contractual terms. The following tables present information regarding securities in a continuous unrealized loss position as of June 30, 2008 and December 31, 2007 (in thousands) by duration of time in a loss position:

June 30, 2008
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Mortgage-backed securities	$11,818	$(292)	$—	$—	$11,818	$(292)
Collateralized mortgage obligations	2,221	(476)	806	(1)	3,027	(477)
Corporate bonds	14,557	(2,589)	4,568	(1,450)	19,125	(4,039)

	$28,596	$(3,357)	$5,374	$(1,451)	$33,970	$(4,808)

December 31, 2007
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Mortgage-backed securities	$2,597	$(9)	$2,805	$(10)	$5,402	$(19)
Collateralized mortgage obligations	—	—	6,713	(39)	6,713	(39)
Corporate bonds	22,015	(1,360)	—	—	22,015	(1,360)

	$24,612	$(1,369)	$9,518	$(49)	$34,130	$(1,418)

Unrealized losses on corporate bonds have not been recognized into income because the bonds are of investment-grade quality (rated A- or higher), the bonds continue to perform according to the contractual terms, all interest payments are current, and management has the intent and ability to hold for the foreseeable future. The fair value is expected to recover as the bonds approach maturity. Due to current market conditions, all of these assets are extremely illiquid, and as such, the fair value is difficult to estimate due to the volatility in the financial sector.

SNBV owns 80,000 shares of FHLMC perpetual preferred 5.57% stock Series V. Management recognized a $440 thousand other than temporary loss in the fourth quarter of 2007 and an additional loss of $124 thousand was recognized in the second quarter of 2008. In accordance with SFAS 115, when a decline in fair value below cost is deemed other than temporary, the unrealized loss must be recognized as a charge to earnings. As current market conditions make it difficult to precisely forecast a time period for the security to fully recover, an impairment charge was recorded.

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

4.	ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the six months ended June 30, 2008 and 2007 (in thousands):

	2008	2007
Balance, beginning of period	$3,476	$2,726
Provision charged to operations	706	575
Recoveries credited to allowance	8	—

Total	4,190	3,301
Loans charged off	(180)	(402)

Balance, end of period	$4,010	$2,899

Also, refer to Note 1, Accounting Policies – Reclassifications, pertaining to the reclassification of a transaction during the first quarter of 2008.

5.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

	June 30, 2008	December 31, 2007
	(dollars in thousands)
FHLB fixed rate advance maturing January 2010 with a rate of 2.82%	$5,000	$—
FHLB convertible advances maturing from August 2012 through
October 2012 with a weighted average interest rate of 4.05% (1)	25,000	25,000

Total FHLB advances	$30,000	$25,000

(1)	These advances have a five year maturity and are convertible to adjustable rate advances at the option of the FHLB of Atlanta after the first year and quarterly thereafter. If converted, the adjustable rate advances will be priced at a spread to 3-month LIBOR.

6.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $1.6 million and $1.2 million as of June 30, 2008 and December 31, 2007, respectively.

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

At June 30, 2008 and December 31, 2007, we had unfunded lines of credit and undisbursed construction loan funds totaling $40.0 million and $54.5 million, respectively. Our approved loan commitments were zero and $10.8 million at June 30, 2008 and December 31, 2007, respectively.

7.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended June 30, 2008
Basic EPS	$450	6,799	$0.07
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$450	6,799	$0.07

For the three months ended June 30, 2007
Basic EPS	$647	6,799	$0.10
Effect of dilutive stock options and warrants	—	92	—

Diluted EPS	$647	6,891	$0.09

For the six months ended June 30, 2008
Basic EPS	$951	6,799	$0.14
Effect of dilutive stock options and warrants	—	1	—

Diluted EPS	$951	6,800	$0.14

For the six months ended June 30, 2007
Basic EPS	$1,122	6,799	$0.17
Effect of dilutive stock options and warrants	—	92	—

Diluted EPS	$1,122	6,891	$0.16

There were 356,425 and 105,900 anti-dilutive options and warrants for the three and six months ended June 30, 2008, and there were 5,500 anti-dilutive options and warrants for the three and six months ended June 30, 2007.

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

Assets measured at fair value on a recurring basis are summarized below:

	Total at June 30, 2008	Fair Value Measurements Using
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$33,186	$—	$33,186	$—

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U. S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of SNBV’s securities are considered to be level 2 securities.

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS 114, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral depended). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. After charge-offs in the amount of $150 thousand and allocated allowance for loan losses totaling $370 thousand, loans identified as impaired in accordance with SFAS 114 totaled $896 thousand as of June 30, 2008.

Other Real Estate Owned

Certain assets such as other real estate owned are measured at fair value less cost to sell. Management believes that the fair value component in its valuation follows the provisions of SFAS 157. Other real estate owned was recorded at $3.3 million at June 30, 2008.

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

Dividend yield	0.00%
Expected life	3 years
Expected volatility	19.17%
Risk-free interest rate	2.11%
Weighted average fair value per warrant	$0.84

10.	SUBSEQUENT EVENT

Effective July 1, 2008 SNBV transferred $23.9 million par value of bank pooled trust preferred securities from its securities available for sale portfolio to its securities held to maturity portfolio. The transferred securities had a fair value of $19.1 million at June 30, 2008, and a weighted average maturity of 29 years. As a result of the transfer, it is expected that $4.0 million of unrealized pre-tax losses associated with the transferred securities that were previously recognized in Accumulated Other Comprehensive Income (Loss) will be recovered in tangible capital over the remaining life of the securities. It is also expected that there will be no other future impact on Accumulated Other Comprehensive Income, earnings or capital related to these securities unless the transferred securities are determined to be other than temporarily impaired.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report dated December 31, 2007 on Form 10-K. Results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of results that may be attained for any other period.

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

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“SNBV”), a Virginia corporation, is the holding company for Sonabank, a nationally chartered commercial bank. We opened Sonabank’s first branch in Charlottesville, Virginia on April 14, 2005. We also have full service branches in Fairfax County (McLean, Reston and Fairfax), Warrenton, Clifton Forge and Leesburg, all in Virginia. We also have loan production offices in Charlottesville, Warrenton, Fredericksburg and Richmond. Our administrative offices are in Warrenton, Virginia, and we also have executive offices in Georgetown, Washington D.C. where senior management is located.

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

RESULTS OF OPERATIONS

Net Income

For the three months ended June 30, 2008, our net income was $450 thousand, or $0.07 per share on a diluted basis, compared to net income of $647 thousand, or $0.09 per share on a diluted basis, for the same period in 2007. Net income for the quarter ended June 30, 2008 included an other than temporary impairment charge of $82 thousand, net of taxes. Income before taxes for the quarter ended June 30, 2008 was $601 thousand, up from $594 thousand for the second quarter of last year. Net income for the second quarter of 2007 included a tax benefit of $53 thousand related to the reversal of the remaining tax valuation allowance on deferred tax assets offset by tax expense, while net income for the second quarter of 2008 included tax expense of $151 thousand.

For the three months ended June 30, 2008 compared to the three months ended March 31, 2008, net income decreased $51 thousand from $501 thousand to $450 thousand. Earnings per share was $0.07 per share for both periods.

Income before taxes was $1.3 million during the six months ended June 30, 2008, up 20% compared to $1.1 during the first half of 2007. For the six months ended June 30, 2008, net income was $951 thousand, compared to $1.1 million for the first half of 2007.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the three months ended June 30, 2008 was $2.9 million compared to $2.6 million for the same period last year. Average interest-earning assets for the three months ended June 30, 2008 increased $91.1 million over the same period in 2007. Approximately $69.0 million of this growth was an increase in average loans outstanding. Average investment securities increased by $19.5 million in the quarter ended June 30, 2008, compared to the same period last year. The average yield on interest-earning assets decreased from 7.59% in 2007 to 6.38% in 2008 primarily because of the prime rate decreases of 225 basis points during the first half of 2008 which accompanied the Federal Reserve Board’s reductions in its federal funds target rate. Average interest-bearing liabilities for the three months ended June 30, 2008 increased $96.1 million compared to the same period in 2007. Average interest-bearing deposits increased by $61.3 million, while average borrowings increased by $34.8 million compared to the second quarter of 2007. The average cost of interest-bearing liabilities decreased from 4.82% in 2007 to 3.78% in 2008. The interest rate spread for the three months ended June 30, 2008 decreased from 2.77% to 2.60% compared to the same period last year. The net interest margin for the three months ended June 30, 2008 decreased to 3.18% from 3.83% compared to the same period last year.

Net interest income for the six months ended June 30, 2008 was $6.1 million compared to $5.1 million for the same period last year. Average interest-earning assets for the six months ended June 30, 2008 increased $88.5 million over the same period in 2007. Approximately $66.8 million of this growth was an increase in average loans outstanding. Average investment securities increased by $20.1 million in the first half of 2008, compared to the same period last year. The average yield on interest-earning assets decreased from 7.48% in 2007 to 6.82% in 2008. Average interest-bearing liabilities for the six months ended June 30, 2008 increased $96.6 million compared to the same period in 2007. Average interest-bearing deposits increased by

$60.8 million, while average borrowings increased by $35.8 million compared to the first half of 2007. The average cost of interest-bearing liabilities decreased from 4.80% in 2007 to 4.03% in 2008. The interest rate spread for the six months ended June 30, 2008 increased from 2.68% to 2.79% compared to the same period last year. The net interest margin for the six months ended June 30, 2008 decreased to 3.41% from 3.79% compared to the same period last year.

Also, refer to Note 1, Accounting Policies – Reclassifications, pertaining to the reclassification of a transaction during the first quarter of 2008.

Our commercial loans (non-real estate), acquisition and development loans, construction loans and SBA loans are predominately priced to a spread over the prime rate. Commercial real estate loans are generally priced at a spread over the one, three or five year constant maturity treasury yield (CMT) or our marginal cost of funds and fixed for one, three or five years. On the liability side of the balance sheet we have a large segment of our funding which floats; however, the prime rate loans reprice virtually immediately, but the liabilities reprice only at maturity resulting in a lag which can adversely affect net interest income and the net interest margin when interest rates decline. The decreases in the federal funds target rate during the second half of 2007 and the first half of 2008 have had a negative impact on our net interest margin. As it appears the Federal Reserve has stopped lowering the Federal Funds rate, the erosion in Sonabank’s net interest margin should abate.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis For the Quarters Ended
	6/30/2008			6/30/2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$282,800	$4,769	6.78%	$213,808	$4,333	8.13%
Investment securities	78,087	1,001	5.13%	58,545	844	5.77%
Other earning assets	7,647	78	4.10%	5,070	71	5.62%

Total earning assets	368,534	5,848	6.38%	277,423	5,248	7.59%

Allowance for loan losses	(3,940)			(2,844)
Total non-earning assets	41,154			29,509

Total assets	$405,748			$304,088

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$6,462	4	0.24%	$7,041	5	0.27%
Money market accounts	54,375	290	2.15%	32,024	328	4.11%
Savings accounts	2,287	1	0.25%	2,667	3	0.50%
Time deposits	203,327	2,280	4.51%	163,458	2,135	5.24%

Total interest-bearing deposits	266,451	2,575	3.89%	205,190	2,471	4.83%
Borrowings	45,848	358	3.14%	11,037	130	4.72%

Total interest-bearing liabilities	312,299	2,933	3.78%	216,227	2,601	4.82%

Noninterest-bearing liabilities:
Demand deposits	20,716			17,043
Other liabilities	2,900			1,720

Total liabilities	335,915			234,990
Stockholders’ equity	69,833			69,098

Total liabilities and stockholders’ equity	$405,748			$304,088

Net interest income		2,915			2,647

Interest rate spread			2.60%			2.77%
Net interest margin			3.18%			3.83%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest Analysis For the Six Months Ended
	6/30/2008			6/30/2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$276,897	$9,975	7.24%	$210,051	$8,358	8.02%
Investment securities	77,095	2,107	5.47%	57,006	1,599	5.61%
Other earning assets	6,798	154	4.56%	5,197	145	5.63%

Total earning assets	360,790	12,236	6.82%	272,254	10,102	7.48%

Allowance for loan losses	(3,781)			(2,791)
Total non-earning assets	40,865			27,192

Total assets	$397,874			$296,655

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$6,269	8	0.24%	$6,985	9	0.27%
Money market accounts	54,954	749	2.74%	32,007	651	4.10%
Savings accounts	2,322	3	0.25%	2,742	7	0.50%
Time deposits	196,951	4,592	4.69%	157,957	4,096	5.23%

Total interest-bearing deposits	260,496	5,352	4.13%	199,691	4,763	4.81%
Borrowings	45,464	774	3.42%	9,707	226	4.70%

Total interest-bearing liabilities	305,960	6,126	4.03%	209,398	4,989	4.80%

Noninterest-bearing liabilities:
Demand deposits	19,682			17,006
Other liabilities	2,579			1,505

Total liabilities	328,221			227,909
Stockholders’ equity	69,653			68,746

Total liabilities and stockholders’ equity	$397,874			$296,655

Net interest income		$6,110			$5,113

Interest rate spread			2.79%			2.68%
Net interest margin			3.41%			3.79%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses is a current charge to earnings made in order to increase the allowance for loan losses to a level deemed appropriate by management based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience as well as current environmental factors affecting loan collectability. Our loan loss allowance is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment. The risk factors are determined by considering peer data, as well as applying management’s judgment.

The provision for loan losses charged to operations for the three months ended June 30, 2008 and 2007 were $255 thousand and $325 thousand, respectively. We had charge-offs totaling $100 thousand during each of the quarters ended June 30, 2008 and 2007. We had recoveries totaling $1 thousand during the second quarter of 2008 and there were none during the same period last year.

The provision for loan losses charged to operations for the six months ended June 30, 2008 and 2007 were $706 thousand and $575 thousand, respectively. We had charge-offs totaling $180 thousand and $402 thousand during the six months ended June 30, 2008 and 2007, respectively. We had recoveries totaling $8 thousand during the first half of 2008 and there were none during the same period last year.

Also, refer to Note 1, Accounting Policies – Reclassifications, pertaining to the reclassification of a transaction during the first quarter of 2008.

Noninterest Income

The following table presents the major categories on noninterest income for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,
	2008	2007	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$118	$76	$42
Income from bank-owned life insurance	145	56	89
Loss on securities	(124)	—	(124)
Other	23	19	4

Total noninterest income	$162	$151	$11

	For the Six Months Ended June 30,
	2008	2007	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$234	$150	$84
Income from bank-owned life insurance	290	81	209
Net loss on other real estate owned	(175)	—	(175)
Loss on securities	(124)	—	(124)
Other	83	61	22

Total noninterest income	$308	$292	$16

Noninterest income continued to be a key focus for Sonabank. Noninterest income was adversely affected during the second quarter of 2008 by an other than temporary impairment charge related to FHLMC perpetual preferred stock, Series V, in the amount of $124 thousand. This charge offset growth in noninterest income attributable to an increase in account maintenance and deposit service fees and income on bank-owned life insurance. During the first quarter of 2008, we had a write-down on other real estate owned (OREO) in the amount of $200 thousand which was offset by a gain of $25 thousand on the sale of OREO.

Noninterest Expense

The following table presents the major categories on noninterest expense for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,
	2008	2007	Change
	(dollars in thousands)
Salaries and benefits	$948	$759	$189
Occupancy expenses	379	269	110
Furniture and equipment expenses	123	107	16
Amortization of core deposit intangible	182	182	—
Virginia franchise tax expense	137	137	—
Data processing expense	66	57	9
Telephone and communication expense	63	47	16
Other operating expenses	323	321	2

Total noninterest expense	$2,221	$1,879	$342

	For the Six Months Ended June 30,
	2008	2007	Change
	(dollars in thousands)
Salaries and benefits	$1,918	$1,591	$327
Occupancy expenses	721	533	188
Furniture and equipment expenses	247	214	33
Amortization of core deposit intangible	363	363	—
Virginia franchise tax expense	274	275	(1)
Data processing expense	131	114	17
Telephone and communication expense	123	102	21
Other operating expenses	656	569	87

Total noninterest expense	$4,433	$3,761	$672

The increase in noninterest expense is due to a full six months of expense related to the Warrenton branch which was opened in April 2007, and five months of expenses related to the Leesburg branch which was opened in February 2008. As of June 30, 2008, we had seven full-service branches and one drive-through facility compared to five full-service branches at the end of June 2007.

Despite the rapid growth of the Bank’s assets and the addition of branches in Warrenton and Leesburg and a loan production office in Richmond, our operating expenses were well controlled. The efficiency ratio (excluding gains and write-downs on OREO and loss on securities) improved to 66% during the first six months of 2008 from 70% in 2007.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $418.6 million at June 30, 2008, as compared to $377.3 million at December 31, 2007. Our asset growth has been funded primarily by growth in deposits. Net loans grew from $257.9 million at the end of 2007 to $286.4 million at June 30, 2008. Investment securities, available for sale and held to maturity, decreased slightly to $74.4 million at June 30, 2008 compared to $75.0 million at December 31, 2007.

As of June 30, 2008, total deposits were $299.8 million compared to $265.5 million as of December 31, 2007. The growth was attributable mostly to an increase in brokered certificates of deposit and noninterest-bearing demand deposits. Brokered certificates of deposit were $132.6 million at June 30, 2008, compared to $101.3 million at December 31, 2007. Noninterest-bearing demand deposits increased from $18.1 million at December 31, 2007, to $20.6 million at June 30, 2008.

Loan Portfolio

The commercial real estate loan category increased by 12.5%, rising from $84.1 million at year-end to $94.6 million at June 30, 2008. The other construction and land development loan category rose 12.5% to $53.3 million, and 1-4 family residential real estate loans were up 18.5% to $61.5 million. The commercial and industrial loan category increased by 11.6% to $59.4 million.

The following table summarizes the composition of our loan portfolio as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Mortgage loans on real estate:
Commercial	$94,608	$84,099
Construction, residential	5,476	6,133
Other construction, land and other loans	53,333	47,428
Residential 1-4 family	61,478	51,862
Multi- family residential	4,215	8,273
Home equity lines of credit	9,840	8,428

Total real estate loans	228,950	206,223

Commercial loans	59,363	53,208
Consumer loans	2,687	2,476

Gross loans	291,000	261,907

Less unearned income on loans	(551)	(500)

Loans, net of unearned income	$290,449	$261,407

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

In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) the Bank employs systems and processes necessary to identify and revalue “impaired loans.” After charge-offs in the amount of $150 thousand and specific allocations totaling $370 thousand, loans identified as impaired in accordance with SFAS 114 totaled $896 thousand as of June 30, 2008. This compares to $4.2 million of impaired loans, net of charge-offs in the amount of $125 thousand, at December 31, 2007. The decrease in impaired loans since December 31, 2007 is attributable primarily to loans totaling $2.1 million no longer being considered impaired based on improved performance and cash flows, a loan in the amount of $800 thousand being paid in full, a loan in the amount of $238 thousand being transferred to other real estate owned, and a loan being written down by $220 thousand. The reduction in impaired loans had minimal impact on the loan loss provision in 2008 due primarily to the impact of current economic conditions on the determination of our allowance for loan losses. While we had some loans improve, we had others deteriorate, which effectively offset any positive impact to the allowance for loan losses and the provision for loan losses. Nonaccrual loans were $799 thousand and $371 thousand at June 30, 2008 and December 31, 2007, respectively. There were no loans past due 90 days or more and accruing interest at June 30, 2008 and December 31, 2007.

Nonperforming assets were $4.1 million at June 30, 2008, compared to $4.0 million at December 31, 2007. We have internal loan review and a loan committee which provide on-going monitoring to identify and address issues with problem loans. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at June 30, 2008.

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

Investment securities, available for sale and held to maturity, were $74.4 million at June 30, 2008 compared to $75.0 million at December 31, 2007. At June 30, 2008 the securities portfolio (held to maturity and available for sale) was comprised of the following:

•

As of June 30, 2008 we owned $25.4 million of 15 and 20 year Fannie Mae and Freddie Mac pass through securities, up from $19.7 million at March 31, 2008. These securities are direct obligations of Fannie Mae and Freddie Mac. As of June 30, 2008, the fair market value of these securities was $25.3 million.

•

As of June 30, 2008, Sonabank’s portfolio included $14.9 million of single A tranche trust preferred securities in 9 issues. The underlying collateral is at least 80% bank collateral, with the remainder being insurance collateral. The underlying collateral includes no REIT collateral. As of June 30, 2008, each of the securities had one or more banks in the collateral pool which had deferred interest payments; none of the deferrals had a negative impact on the performance of the tranches we owned. The average number of participants in these 9 securities is 43, such that the collateral pools are well diversified in different markets across the country. The subordination to the single A tranche securities averaged 17% as of June 30, 2008, which provides protection to the single A tranche in the event disruptions in cash flow occur because of deferrals or defaults. The fair value of this portfolio was $11.2 million as of June 30, 2008. We own two single A rated trust preferred securities (the MMCF II and III) where the AAA tranche has been completely called. Our investment in these securities totals $1.4 million. The subordination to the single A tranche for MMCF II was 49% and it was 38% for MMCF III. Credit performance of the Company’s bank trust preferred securities portfolio remained satisfactory at June 30, 2008. As of June 30, 2008, cash flow assessments were performed, and all securities are performing as per contractual obligations. However, given uncertainties of the market place and the complexity of the accounting issues under EITF 99-20, we will continue to analyze these securities.

•	In addition we owned $8.3 million of the AAA rated tranche of ALESCO VII at 91 7/8. The fair value of this security was $7.9 million at June 30, 2008.

•

We also owned $808 thousand of the WAMU 2003-AR9 1A4 (a AAA rated collateralized mortgage obligation) at June 30, 2008. This security was originated in 2003. The average FICO score of the underlying loans at origination in the pool was 748. Of the 727 loans in the pool only 10 had FICO scores in the 601- 650 range. The fair market value of this security as of June 30, 2008 was $807 thousand.

•

We also owned $2.7 million of the SARM 2005-22 1A2 (a AAA rated collateralized mortgage obligation) as of June 30, 2008. This security was originated in 2005. The average FICO score of the underlying loans at origination in the pool was 724. Of the 496 loans in the pool only 8 had FICO scores in the 601- 650 range. At June 30, 2008, the fair market value was $2.2 million.

We own 80,000 shares of the Freddie Mac perpetual preferred stock Series V. In December 2007 we recorded an “other than temporary impairment” charge on this security in the amount of $440 thousand and an additional $124 thousand in the second quarter of 2008, which resulted in a new cost basis of $1.44 million. The price on this security has been extremely volatile, ranging from $17.30 to $19.30 per share during the second quarter of 2008. At quarter end, the fair value was $1.44 million.

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

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008
SNBV
Tier 1 risk-based capital ratio	$57,754	17.40%	$13,279	4.00%	N/A	N/A
Total risk-based capital ratio	61,765	18.61%	26,558	8.00%	N/A	N/A
Leverage ratio	57,754	14.66%	15,761	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$55,301	16.66%	$13,276	4.00%	$19,914	6.00%
Total risk-based capital ratio	59,311	17.87%	26,551	8.00%	33,189	10.00%
Leverage ratio	55,301	14.04%	15,761	4.00%	19,701	5.00%

December 31, 2007
SNBV
Tier 1 risk-based capital ratio	$56,662	18.50%	$12,253	4.00%	N/A	N/A
Total risk-based capital ratio	60,138	19.63%	24,506	8.00%	N/A	N/A
Leverage ratio	56,662	16.03%	14,136	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$54,237	17.71%	$12,251	4.00%	$18,376	6.00%
Total risk-based capital ratio	57,713	18.84%	24,502	8.00%	30,628	10.00%
Leverage ratio	54,237	15.35%	14,136	4.00%	17,670	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of June 30, 2008 and December 31, 2007:

Change in Interest Rates in Basis Points (Rate Shock)	Sensitivity of Market Value of Portfolio Equity As of June 30, 2008
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$76,826	$2,181	2.92%	18.35%	112.17%
Up 200	76,286	1,641	2.20%	18.22%	111.38%
Up 100	75,678	1,033	1.38%	18.08%	110.49%
Base	74,645	—	0.00%	17.83%	108.99%
Down 100	72,625	(2,020)	-2.71%	17.35%	106.04%
Down 200	69,240	(5,405)	-7.24%	16.54%	101.09%
Down 300	66,067	(8,578)	-11.49%	15.78%	96.46%

Change in Interest Rates in Basis Points (Rate Shock)	Sensitivity of Market Value of Portfolio Equity As of December 31, 2007
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$77,007	$2,366	3.17%	20.41%	111.16%
Up 200	76,473	$1,832	2.45%	20.27%	110.39%
Up 100	75,713	$1,072	1.44%	20.07%	109.29%
Base	74,641	$—	0.00%	19.78%	107.75%
Down 100	72,501	$(2,140)	-2.87%	19.22%	104.66%
Down 200	69,495	$(5,146)	-6.89%	18.42%	100.32%
Down 300	66,479	$(8,162)	-10.94%	17.62%	95.96%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2008 and December 31, 2007 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

Change in Interest Rates in Basis Points (Rate Shock)	Sensitivity of Net Interest Income As of June 30, 2008
	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$14,999	$3,400	3.86%	0.86%
Up 200	13,883	2,284	3.58%	0.58%
Up 100	12,763	1,164	3.30%	0.30%
Base	11,599	—	3.00%	0.00%
Down 100	10,322	(1,277)	2.68%	-0.32%
Down 200	8,779	(2,820)	2.28%	-0.72%
Down 300	7,015	(4,584)	1.82%	-1.18%

Change in Interest Rates in Basis Points (Rate Shock)	Sensitivity of Net Interest Income As of December 31, 2007
	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$12,733	$2,675	3.67%	0.76%
Up 200	11,859	1,801	3.42%	0.51%
Up 100	10,971	913	3.17%	0.26%
Base	10,058	—	2.91%	0.00%
Down 100	8,980	(1,078)	2.60%	-0.31%
Down 200	7,780	(2,278)	2.26%	-0.65%
Down 300	6,574	(3,484)	1.91%	-1.00%

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

ITEM 1A – RISK FACTORS

As of June 30, 2008 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SNBV held its Annual Meeting of Stockholders on April 17, 2008, at which time stockholders were asked to consider two proposals, as follows:

1.	To elect three directors to serve as Class II directors for a three-year term; and

2.	To ratify the appointment of Crowe Chizek and Company LLC as the independent registered public accounting firm of the Company for the year ending December 31, 2008.

The vote tabulation was as follows:

1.	Election of two Class II directors to serve for a term of three years:

Director	Votes For	Votes Withheld
Frederick L. Bollerer	5,076,849	66,349
Neil J. Call	5,076,849	66,349
John J. Forch	5,076,849	66,349

The following directors’ terms of office continued after the meeting:

Georgia S. Derrico

Charles A. Kabash

R. Roderick Porter

Robin R. Shield

2.	To ratify the appointment of Crowe Chizek and Company LLC as the independent registered public accounting firm of the Company for 2008:

Votes For	Votes Against	Abstain
5,088,049	33,149	22,000

ITEM 6 – EXHIBITS

(a)	Exhibits.

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

August 14, 2008	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

August 14, 2008	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer