Form 10-Q
period 2008-09-30
Southern National Bancorp of Virginia Inc
filed 2008-11-14
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, there were 6,798,547 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

September 30, 2008

ITEM I—FINANCIAL INFORMATION

PART I—FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands) (Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$3,290	$1,299
Interest-bearing deposits in other financial institutions	25,212	9

Total cash and cash equivalents	28,502	1,308

Securities available for sale, at fair value	15,757	40,734

Securities held to maturity, at amortized cost
(fair value of $51,289 and $34,597, respectively)	61,365	34,267

Loans, net of unearned income	298,207	261,407
Less allowance for loan losses	(4,121)	(3,476)

Net loans	294,086	257,931

Stock in Federal Reserve Bank and Federal Home Loan Bank	4,070	3,908
Bank premises and equipment, net	3,725	3,496
Goodwill	8,713	8,713
Core deposit intangibles, net	3,322	3,867
Bank-owned life insurance	13,285	12,847
Other real estate owned	3,433	3,648
Deferred tax assets, net	4,592	3,292
Other assets	3,128	3,272

Total assets	$443,978	$377,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$21,542	$18,097
Interest-bearing deposits:
NOW accounts	5,914	7,259
Money market accounts	51,296	57,466
Savings accounts	1,992	2,400
Time deposits	241,531	180,247

Total interest-bearing deposits	300,733	247,372

Total deposits	322,275	265,469

Securities sold under agreements to repurchase	21,063	15,501
Federal Home Loan Bank (FHLB) advances	30,000	25,000
Other liabilities	2,969	2,038

Total liabilities	376,307	308,008

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 6,798,547 shares at September 30, 2008 and December 31, 2007	68	68
Additional paid in capital	69,508	69,436
Retained earnings	683	489
Accumulated other comprehensive loss	(2,588)	(718)

Total stockholders’ equity	67,671	69,275

Total liabilities and stockholders’ equity	$443,978	$377,283

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income :
Interest and fees on loans	$4,906	$4,565	$14,881	$12,923
Interest and dividends on taxable securities	992	904	3,099	2,503
Interest and dividends on other earning assets	122	80	275	225

Total interest and dividend income	6,020	5,549	18,255	15,651

Interest expense:
Interest on deposits	2,631	2,689	7,982	7,452
Interest on borrowings	358	190	1,132	416

Total interest expense	2,989	2,879	9,114	7,868

Net interest income	3,031	2,670	9,141	7,783

Provision for loan losses	500	270	1,207	845

Net interest income after provision for loan losses	2,531	2,400	7,934	6,938

Noninterest income:
Account maintenance and deposit service fees	133	88	367	238
Income from bank-owned life insurance	148	121	438	202
Gain on sale of loans	107	—	107	—
Net gain (loss) on other real estate owned	39	21	(136)	21
Net loss on securities	(1,234)	—	(1,358)	—
Other	50	(6)	133	55

Total noninterest income (loss)	(757)	224	(449)	516

Noninterest expenses:
Salaries and benefits	1,045	872	2,963	2,463
Occupancy expenses	388	276	1,109	809
Furniture and equipment expenses	119	112	366	326
Amortization of core deposit intangible	182	182	545	545
Virginia franchise tax expense	137	137	411	412
Data processing expense	64	54	196	168
Telephone and communication expense	65	61	188	163
Other operating expenses	300	294	955	863

Total noninterest expenses	2,300	1,988	6,733	5,749

Income (loss) before income taxes	(526)	636	752	1,705
Income tax expense	231	169	558	116

Net income (loss)	$(757)	$467	$194	$1,589

Comprehensive income (loss)	$(828)	$72	$(1,676)	$1,275

Earnings (loss) per share, basic and diluted	$(0.11)	$0.07	$0.03	$0.23

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(dollars in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Loss	Total
Balance—January 1, 2008	$68	$69,436	$489	$(718)		$69,275
Comprehensive income:
Net income			194		$194	194
Stock-based compensation expense		21				21
Issuance of warrants		51				51
Change in unrealized gain (loss) on available for sale securities (net of tax, $963)				(1,870)	(1,870)	(1,870)

Total comprehensive loss					$(1,676)

Balance—September 30, 2008	$68	$69,508	$683	$(2,588)		$67,671

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(dollars in thousands) (Unaudited)

	2008	2007
Operating activities:
Net income	$194	$1,589
Adjustments to reconcile net income to net cash and cash equivalents provided in operating activities:
Depreciation	399	335
Amortization, net	424	407
Provision for loan losses	1,207	845
Income on bank-owned life insurance	(438)	(202)
Stock option expense	21	4
Gain on sale of loans	(107)	—
Net loss on securities	1,358	—
Net (gain) loss on other real estate owned	136	(21)
Net increase in other assets	(321)	(895)
Net increase in other liabilities	481	772

Net cash and cash equivalents provided by operating activities	3,354	2,834

Investing activities:
Purchases of securities available for sale	(9,945)	(11,008)
Proceeds from sale of securities available for sale	5,617	—
Proceeds from paydowns, maturities and calls of securities available for sale	6,108	3,871
Purchases of securities held to maturity	(15,410)	(6,940)
Proceeds from paydowns, maturities and calls of securities held to maturity	7,555	8,739
Net increase in loans	(39,467)	(43,779)
Proceeds from sale of SBA loans	1,895	—
Purchase of bank-owned life insurance	—	(12,500)
Purchase of stock in Federal Reserve Bank and Federal Home Loan Bank	(162)	(1,200)
Proceeds from sale of other real estate owned	408	320
Purchases of bank premises and equipment	(127)	(445)

Net cash and cash equivalents used in investing activities	(43,528)	(62,942)

Financing activities:
Net increase in deposits	56,806	24,307
Proceeds from Federal Home Loan Bank advances	5,000	20,000
Net increase in securities sold under agreement to repurchase	5,562	9,323

Net cash and cash equivalents provided by financing activities	67,368	53,630

Increase (decrease) in cash and cash equivalents	27,194	(6,478)
Cash and cash equivalents at beginning of period	1,308	8,126

Cash and cash equivalents at end of period	$28,502	$1,648

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$8,705	$7,228
Income taxes	990	1,009
Supplemental schedule of noncash investing and financing activities
Transfer from securities available for sale to securities held to maturity	$19,125	$—
Transfer from loans to other real estate owned	$317	$4,251
Transfer from deferred tax valuation allowance to goodwill	$—	$1,945
Acquisition of fixed assets related to Leesburg Branch	$501	$—

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active. The FSP clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.

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

SNBV granted 44,500 options during the first quarter of 2008, and no options were granted in the second and third quarters. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the nine months ended September 30, 2008:

2008
Dividend yield	0.00%
Expected life	10 years
Expected volatility	19.17%
Risk-free interest rate	3.51%
Weighted average fair value per option granted	$3.51

•	We have paid no dividends.

•

Due to SNBV’s short existence, the volatility was estimated using historical volatility of comparable publicly traded financial institutions in the Virginia market for periods approximating the expected option life.

•

The risk-free interest rate was developed using the U. S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense on future option grants.

SFAS 123R requires the recognition of stock-based compensation expense for the number of awards that are ultimately expected to vest. For the three and nine month periods ended September 30, 2008, stock-based compensation expense recorded was $8 thousand and $21 thousand, respectively, compared to $2 thousand and $4 thousand for the same periods last year. As of September 30, 2008, unrecognized compensation expense associated with the stock options was $136 thousand which is expected to be recognized over a weighted average period of 4.2 years.

A summary of the activity in the stock option plan during the nine months ended September 30, 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	173,525	$9.27
Granted	44,500	9.20
Forfeited	(5,100)	10.39
Exercised	—	—

Options outstanding, end of period	212,925	$9.23	7.2	$—

Vested or expected to vest	212,925	$9.23	7.2	$—

Exercisable at end of period	168,905	$9.12	6.7	$—

3. SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Fair Value	Gross Unrealized
		Gains	Losses
September 30, 2008
Mortgage-backed securities	$15,666	$84	$—

Total debt securities	15,666	84	—
FHLMC preferred stock	91	—	—

Total	$15,757	$84	$—

	Fair Value	Gross Unrealized
		Gains	Losses
December 31, 2007
Mortgage-backed securities	$13,345	$292	$—
Collateralized mortgage obligations	3,814	—	(20)
Corporate Bonds	22,015	—	(1,360)

Total debt securities	39,174	292	(1,380)
FHLMC preferred stock	1,560	—	—

Total	$40,734	$292	$(1,380)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
September 30, 2008
Mortgage-backed securities	$36,295	$267	$(185)	$36,377
Corporate Bonds	19,117	—	(9,647)	9,470
Collateralized mortgage obligations	5,953	19	(530)	5,442

	$61,365	$286	$(10,362)	$51,289

	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
December 31, 2007
Mortgage-backed securities	$25,329	$353	$(19)	$25,663
Collateralized mortgage obligations	8,938	15	(19)	8,934

	$34,267	$368	$(38)	$34,597

During the quarter ended September 30, 2008, we sold $5.6 million of available for sale mortgage-backed securities resulting in a gain of $111 thousand.

Effective July 1, 2008, SNBV transferred $23.9 million par value of bank pooled trust preferred securities from its securities available for sale portfolio to its securities held to maturity portfolio. The transferred securities had a fair value of $19.1 million at June 30, 2008, and a weighted average maturity of 29 years. As a result of the transfer, it is expected that $4.0 million of unrealized pre-tax losses associated with the transferred securities that were previously recognized in Accumulated Other Comprehensive Income (Loss) will be recovered in tangible capital over the remaining life of the securities. Unrealized pre-tax losses in the amount of $34 thousand were recovered during the third quarter of 2008. It is also expected that there will be no other future impact on Accumulated Other Comprehensive Income, earnings or capital related to these securities unless the transferred securities are determined to be other than temporarily or permanently impaired.

SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. There are 22 securities with stated maturities totaling approximately $38.7 million in the portfolio that are considered temporarily impaired at September 30, 2008. Management has concluded that the fair value is expected to recover as the securities approach their maturity date and/or market conditions improve, and management has the positive intent and ability to hold to recovery. All the securities continue to perform according to the contractual terms. The following tables present information regarding securities in a continuous unrealized loss position as of September 30, 2008 and December 31, 2007 (in thousands) by duration of time in a loss position:

	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
September 30, 2008
Mortgage-backed securities	$27,256	$(185)	$—	$—	$27,256	$(185)
Collateralized mortgage obligations	2,000	(530)	—	—	2,000	(530)
Corporate bonds	5,444	(5,161)	4,026	(4,486)	9,470	(9,647)

	$34,700	$(5,876)	$4,026	$(4,486)	$38,726	$(10,362)

	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
December 31, 2007
Mortgage-backed securities	$2,597	$(9)	$2,805	$(10)	$5,402	$(19)
Collateralized mortgage obligations	—	—	6,713	(39)	6,713	(39)
Corporate bonds	22,015	(1,360)	—	—	22,015	(1,360)

	$24,612	$(1,369)	$9,518	$(49)	$34,130	$(1,418)

As of September 30, 2008 Sonabank’s investment portfolio included $19.1 million (par value of $23.8 million) of trust preferred securities in ten issues. We evaluated these securities for evidence of other than temporary impairment under EITF 99-20. All of the issues owned by Sonabank have one or more investment grade rating. One of the issues, ALESCO VII A1B, is AAA rated, and the underlying collateral is 67% bank collateral. In the other nine issues the underlying collateral is at least 80% bank collateral. The underlying collateral includes no REIT collateral. The following table sets forth the ratings of the issues we own:

Number of Issues	Moody’s Rating	Fitch Rating
1	Aaa	AAA
1	Baa2	A
1	NR	A-
1	A2	AA-
2	A1	A-
1	Baa3	A-
1	Baa1	A-
1	Ba1	A-
1	Ba2	A-

All of the issues owned by Sonabank continue to pay principal and interest in accordance with the contractual terms of the securities. Management has reviewed each of the issues at the participant level using the CAMEL ratings provided in the Bank and S&L – Savings Bank Financial Quarterly published by IDC Financial Publishing, Inc. Management has also reviewed the interest coverage of each of the tranches we own as well as expected cash flows. While further deterioration in the entire banking sector is possible, at this time the issues we own are performing and have cushions above known and projected defaults or deferrals.

Unrealized losses on corporate bonds have not been recognized into income because the bonds are of investment-grade quality with at least one rating agency, the bonds continue to perform according to the contractual terms, all interest payments are current, expected cash flows for our tranches have not been adversely impacted, and management has the intent and ability to hold for the foreseeable future. The fair value is expected to recover as the bonds approach maturity. Due to current market conditions, all of these assets are extremely illiquid, and as such, the fair value is difficult to estimate due to the volatility in the financial sector resulting from the following market factors:

1.	Pooled trust preferred issuance in the years from 2000 through 2007 is estimated to have been $45 billion, peaking at over $10 billion in 2006. In 2008, there was no issuance activity.

2.	FTN Financial’s data show that secondary market trading activity was robust through the first quarter of 2008 (with $242.9 million traded) but fell precipitously in the second quarter (to $71.2 million) and fell further in the third quarter ($25.8 million). This is indicative of very little liquidity in the market.

We own 80,000 shares of the Freddie Mac perpetual preferred stock Series V. In December 2007 we recorded an “other than temporary impairment” (OTTI) charge of $440 thousand, an additional $124 thousand OTTI in the second quarter of 2008 and finally, in this quarter, an OTTI of $1.3 million as FHLMC was taken into conservatorship and the securities were downgraded. In accordance with SFAS 115, when a decline in fair value below cost is deemed other than temporary, the unrealized loss must be recognized as a charge to earnings. As current market conditions make it difficult to precisely forecast a time period for the security to fully recover, an impairment charge was recorded.

4. ALLOWANCE FOR LOAN LOSSES

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 (in thousands):

	2008	2007
Balance, beginning of period	$3,476	$2,726
Provision charged to operations	1,207	845
Recoveries credited to allowance	8	—

Total	4,691	3,571
Loans charged off	(570)	(405)

Balance, end of period	$4,121	$3,166

5. FEDERAL HOME LOAN BANK (FHLB) ADVANCES

	September 30, 2008	December 31, 2007
	(dollars in thousands)
FHLB fixed rate advance maturing January 2010 with a rate of 2.82%	$5,000	$—
FHLB convertible advances maturing from August 2012 through October 2012 with a weighted average interest rate of 4.05% (1)	25,000	25,000

Total FHLB advances	$30,000	$25,000

(1)	These advances have a five year maturity and are convertible to adjustable rate advances at the option of the FHLB of Atlanta after the first year and quarterly thereafter. If converted, the adjustable rate advances will be priced at a spread to 3-month LIBOR.

6. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $1.6 million and $1.2 million as of September 30, 2008 and December 31, 2007, respectively.

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

At September 30, 2008 and December 31, 2007, we had unfunded lines of credit and undisbursed construction loan funds totaling $41.8 million and $54.5 million, respectively. Our approved loan commitments were zero and $10.8 million at September 30, 2008 and December 31, 2007, respectively.

7. EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended September 30, 2008
Basic EPS	$(757)	6,799	$(0.11)
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$(757)	6,799	$(0.11)

For the three months ended September 30, 2007
Basic EPS	$467	6,799	$0.07
Effect of dilutive stock options and warrants	—	74	—

Diluted EPS	$467	6,873	$0.07

For the nine months ended September 30, 2008
Basic EPS	$194	6,799	$0.03
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$194	6,799	$0.03

For the nine months ended September 30, 2007
Basic EPS	$1,589	6,799	$0.23
Effect of dilutive stock options and warrants	—	86	—

Diluted EPS	$1,589	6,885	$0.23

There were 356,425 anti-dilutive options and warrants for the three and nine months ended September 30, 2008, and there were 5,500 anti-dilutive options and warrants for the three and nine months ended September 30, 2007.

8. FAIR VALUE

FAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$15,757	$—	$15,757	$—

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

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS 114 at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Fair value is classified as Level 3 in the fair value hierarchy. After charge-offs in the amount of $265 thousand and allocated allowance for loan losses totaling $435 thousand, loans identified as impaired in accordance with SFAS 114 totaled $595 thousand as of September 30, 2008.

Other Real Estate Owned

Certain assets such as other real estate owned are measured at fair value less cost to sell. Management believes that the fair value component in its valuation follows the provisions of SFAS 157. Other real estate owned was recorded at $3.4 million at September 30, 2008.

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

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report dated December 31, 2007 on Form 10-K. Results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results that may be attained for any other period.

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

RESULTS OF OPERATIONS

Net Income

For the three months ended September 30, 2008, we recorded a net loss of $757 thousand after the recognition of an other than temporary impairment charge in the amount of $1.3 million on Freddie Mac perpetual preferred stock, on which we had taken impairment charges in December 2007 and June 2008. Tax law allowing the Freddie Mac perpetual preferred stock impairment losses to be recorded as ordinary losses was enacted on October 3, 2008. But, according to FASB Statement No. 109, the tax benefit from an enacted tax law change should be recorded in the period in which the tax law change occurred. As a consequence, a tax benefit of $457 thousand will be recorded in the fourth quarter of 2008 related to the impairment.

Earnings before the impairment charge of $1.3 million were $588 thousand for the quarter. Earnings for the first nine months of 2008 before the impairment charge and before taxes were $2.2 million. Earnings before taxes for the nine months ended September 30, 2007 were $1.7 million.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the three months ended September 30, 2008 was $3.0 million compared to $2.7 million for the same period last year. Average interest-earning assets for the three months ended September 30, 2008 increased $96.2 million over the same period in 2007. Approximately $70.2 million of this growth was an increase in average loans outstanding. Average investment securities increased by $12.6 million in the quarter ended September 30, 2008, compared to the same period last year. The average yield on interest-earning assets decreased from 7.51% in 2007 to 6.15% in 2008 primarily because of the prime rate decreases of 225 basis points during the first half of 2008 which accompanied the Federal Reserve Board’s reductions in its federal funds target rate. Average interest-bearing liabilities for the three months ended September 30, 2008 increased $97.3 million compared to the same period in 2007. Average interest-bearing deposits increased by $66.0 million, while average borrowings increased by $31.4 million compared to the third quarter of 2007. The average cost of interest-bearing liabilities decreased from 4.80% in 2007 to 3.54% in 2008. The interest rate spread for the three months ended September 30, 2008 decreased from 2.71% to 2.61% compared to the same period last year. The net interest margin for the three months ended September 30, 2008 decreased to 3.10% from 3.61% compared to the same period last year. The decline in the interest margin was a result of several factors. In addition to the prime rate decreases previously discussed, we have much more cash in our investment account at the Federal Home Loan Bank of Atlanta than we’ve ever had. We pre-funded our total brokered certificate of deposit (“CD”) maturities through November 2008. As a result, our cash and cash equivalents at September 30, 2008 were $28.5 million compared to $1.3 million at the end of last year. The negative carry on our overnight investment account cost us 5 basis points. Also, the failure of our Freddie Mac preferred stock to pay dividends during the quarter cost us 2 basis points.

Net interest income for the nine months ended September 30, 2008 was $9.1 million compared to $7.8 million for the same period last year. Average interest-earning assets for the nine months ended September 30, 2008 increased $91.1 million over the same period in 2007. Approximately $68.0 million of this growth was an increase in average loans outstanding. Average investment securities increased by $17.5 million in the first nine months of 2008, compared to the same period last year. The average yield on interest-earning assets decreased from 7.49% in 2007 to 6.58% in 2008. Average interest-bearing liabilities for the nine months ended September 30, 2008 increased $96.8 million compared to the same period in 2007. Average interest-bearing deposits increased by $62.5 million, while average borrowings increased by $34.3 million compared to the first nine months of 2007. The average cost of interest-bearing liabilities decreased from 4.80% in 2007 to 3.85% in 2008. The interest rate spread for the nine months ended September 30, 2008 increased from 2.69% to 2.73% compared to the same period last year. The net interest margin for the nine months ended September 30, 2008 decreased to 3.30% from 3.73% compared to the same period last year. The reasons for the changes for the nine months ended September 30, 2008 compared to the same period last year are the same as mentioned in the discussion of the quarterly comparison.

Our commercial loans (non-real estate), acquisition and development loans, construction loans and SBA loans are predominately priced to a spread over the prime rate. Commercial real estate loans are generally priced at a spread over the one, three or five year constant maturity treasury yield (CMT) or our marginal cost of funds and fixed for one, three or five years. On the liability side of the balance sheet we have a large segment of our funding which floats; however, the prime rate loans reprice virtually immediately, but the liabilities reprice only at maturity resulting in a lag which can adversely affect net interest income and the net interest margin when interest rates decline. The decreases in the federal funds target rate during the second half of 2007 and the first half of 2008 have had a negative impact on our net interest margin. Since October 1, 2008, the Federal Reserve has lowered the federal funds target rate by 100 basis points, which will further compress our net interest margin.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis For the Quarters Ended
	9/30/2008			9/30/2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$294,208	$4,906	6.63%	$223,979	$4,565	8.09%
Investment securities	76,068	992	5.22%	63,506	904	5.69%
Other earning assets	19,146	122	2.53%	5,731	80	5.54%

Total earning assets	389,422	6,020	6.15%	293,216	5,549	7.51%

Allowance for loan losses	(4,037)			(2,978)
Total non-earning assets	41,509			37,698

Total assets	$426,894			$327,936

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$6,348	4	0.24%	$6,477	4	0.27%
Money market accounts	52,185	268	2.04%	46,353	523	4.48%
Savings accounts	2,121	1	0.25%	2,697	4	0.51%
Time deposits	226,616	2,358	4.14%	165,786	2,158	5.16%

Total interest-bearing deposits	287,270	2,631	3.64%	221,313	2,689	4.82%
Borrowings	48,241	358	2.95%	16,852	190	4.47%

Total interest-bearing liabilities	335,511	2,989	3.54%	238,165	2,879	4.80%

Noninterest-bearing liabilities:
Demand deposits	19,610			18,144
Other liabilities	2,881			2,073

Total liabilities	358,002			258,382
Stockholders’ equity	68,892			69,554

Total liabilities and stockholders’ equity	$426,894			$327,936

Net interest income		3,031			2,670

Interest rate spread			2.61%			2.71%
Net interest margin			3.10%			3.61%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest Analysis For the Nine Months Ended
	9/30/2008			9/30/2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$282,710	$14,881	7.03%	$214,745	$12,923	8.05%
Investment securities	76,751	3,099	5.38%	59,197	2,503	5.64%
Other earning assets	10,927	275	3.36%	5,377	225	5.59%

Total earning assets	370,388	18,255	6.58%	279,319	15,651	7.49%

Allowance for loan losses	(3,867)			(2,854)
Total non-earning assets	41,097			30,732

Total assets	$407,618			$307,197

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$6,296	11	0.24%	$6,814	14	0.27%
Money market accounts	54,024	1,017	2.51%	36,841	1,174	4.26%
Savings accounts	2,254	4	0.25%	2,727	10	0.49%
Time deposits	206,912	6,949	4.49%	160,595	6,254	5.21%

Total interest-bearing deposits	269,486	7,982	3.96%	206,977	7,452	4.81%
Borrowings	46,396	1,132	3.26%	12,115	416	4.59%

Total interest-bearing liabilities	315,882	9,114	3.85%	219,092	7,868	4.80%

Noninterest-bearing liabilities:
Demand deposits	19,649			17,389
Other liabilities	2,684			1,697

Total liabilities	338,215			238,178
Stockholders’ equity	69,403			69,019

Total liabilities and stockholders’ equity	$407,618			$307,197

Net interest income		$9,141			$7,783

Interest rate spread			2.73%			2.69%
Net interest margin			3.30%			3.73%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The allowance for loan losses methodology is based on the Interagency Policy Statement on the Allowance for Loan and Lease Losses (ALLL) contained in OCC Bulletin 2006-47. The Policy Statement reiterates key concepts and requirements included in U S. GAAP. The amount of the allowance for loan losses is higher both as a percentage of loans and as a percentage of past due loans and non-accruals than the weighted average of institutions considered to be our peers in the Commonwealth of Virginia. We believe the allowance for loan losses is sufficient to cover estimated credit losses.

The provision for loan losses charged to operations for the three months ended September 30, 2008 and 2007 were $500 thousand and $270 thousand, respectively. Charge offs during the third quarter of 2008 were $390 thousand, consisting of $325 thousand related to single family residential mortgage loans and $65 thousand related to one commercial mortgage loan. Charge offs during the third quarter of 2007 were $2 thousand.

The provision for loan losses charged to operations for the nine months ended September 30, 2008 and 2007 were $1.2 million and $845 thousand, respectively. We had charge-offs totaling $570 thousand and $405 thousand during the nine months ended September 30, 2008 and 2007, respectively. We had recoveries totaling $8 thousand during the first nine months of 2008 and there were none during the same period last year.

Noninterest Income (Loss)

The following table presents the major categories on noninterest income (loss) for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	2008	2007	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$133	$88	$45
Income from bank-owned life insurance	148	121	27
Gain on sale of loans	107	—	107
Net gain on other real estate owned	39	21	18
Net loss on securities	(1,234)	—	(1,234)
Other	50	(6)	56

Total noninterest income (loss)	$(757)	$224	$(981)

	For the Nine Months Ended September 30,
	2008	2007	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$367	$238	$129
Income from bank-owned life insurance	438	202	236
Gain on sale of loans	107	—	107
Net gain (loss) on other real estate owned	(136)	21	(157)
Net loss on securities	(1,358)	—	(1,358)
Other	133	55	78

Total noninterest income (loss)	$(449)	$516	$(965)

Noninterest loss was $757 thousand during the third quarter of 2008, compared to income of $224 thousand during the same quarter of the prior year. The decline in noninterest income was largely attributable to the other than temporary impairment charge of $1.3 million on the Freddie Mac preferred stock. Absent the loss on the Freddie Mac preferred stock, noninterest income would have been $588 thousand, which included gains of $107 thousand from the sale of the guaranteed portion of SBA loans and gains of $111 thousand from the sale of $5.6 million of available-for-sale mortgage-backed securities. Income from account maintenance fees and bank-owned life insurance also increased compared to the third quarter of 2007.

Noninterest loss was $449 thousand during the nine months ended September 30, 2008, compared to income of $516 thousand for the same period last year. Noninterest income would have been $1.0 million excluding the impairment charges of $1.5 million during the nine months ended September 30, 2008, an increase of 98%. The reasons for the increase are the same as documented for the three month periods.

Noninterest Expense

The following table presents the major categories on noninterest expense for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	2008	2007	Change
	(dollars in thousands)
Salaries and benefits	$1,045	$872	$173
Occupancy expenses	388	276	112
Furniture and equipment expenses	119	112	7
Amortization of core deposit intangible	182	182	—
Virginia franchise tax expense	137	137	—
Data processing expense	64	54	10
Telephone and communication expense	65	61	4
Other operating expenses	300	294	6

Total noninterest expense	$2,300	$1,988	$312

	For the Nine Months Ended September 30,
	2008	2007	Change
	(dollars in thousands)
Salaries and benefits	$2,963	$2,463	$500
Occupancy expenses	1,109	809	300
Furniture and equipment expenses	366	326	40
Amortization of core deposit intangible	545	545	—
Virginia franchise tax expense	411	412	(1)
Data processing expense	196	168	28
Telephone and communication expense	188	163	25
Other operating expenses	955	863	92

Total noninterest expense	$6,733	$5,749	$984

The increase in noninterest expense is due to a full nine months of expense related to the Warrenton branch which was opened in April 2007, and eight months of expenses related to the Leesburg branch which was opened in February 2008. As of September 30, 2008, we had seven full-service branches and one drive-through facility compared to six full-service branches at the end of September 2007.

Despite the rapid growth of the Bank’s assets and the addition of branches in Warrenton and Leesburg and a loan production office in Richmond, our operating expenses were well controlled. The efficiency ratio (excluding gains and write-downs on OREO, gains on loans and gains and losses on securities) improved to 67% during the first nine months of 2008 from 69% in 2007.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $444.0 million at September 30, 2008, as compared to $377.3 million at December 31, 2007. Our asset growth has been funded primarily by growth in deposits. Net loans grew from $257.9 million at the end of 2007 to $294.1 million at September 30, 2008. Investment securities, available for sale and held to maturity, increased to $77.1 million at September 30, 2008 compared to $75.0 million at December 31, 2007.

As of September 30, 2008, total deposits were $322.3 million compared to $265.5 million as of December 31, 2007. The growth was attributable mostly to an increase in brokered certificates of deposit and noninterest-bearing demand deposits. Brokered certificates of deposit were $156.7 million at September 30, 2008, compared to $101.3 million at December 31, 2007. Noninterest-bearing demand deposits increased from $18.1 million at December 31, 2007, to $21.5 million at September 30, 2008.

Loan Portfolio

The commercial real estate loan category increased by 25.7%, rising from $84.1 million at year-end to $105.7 million at September 30, 2008. 1-4 family residential real estate loans were up 18.1% to $61.3 million. The commercial and industrial loan category increased by 9.3% to $58.2 million.

The following table summarizes the composition of our loan portfolio as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Mortgage loans on real estate:
Commercial	$105,690	$84,099
Construction, residential	4,268	6,133
Other construction, land and other loans	50,752	47,428
Residential 1-4 family	61,260	51,862
Multi- family residential	4,956	8,273
Home equity lines of credit	10,326	8,428

Total real estate loans	237,252	206,223

Commercial loans	58,165	53,208
Consumer loans	3,378	2,476

Gross loans	298,795	261,907

Less unearned income on loans	(588)	(500)

Loans, net of unearned income	$298,207	$261,407

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

In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) the Bank employs systems and processes necessary to identify “impaired loans.” After charge-offs in the amount of $265 thousand and specific allocations totaling $435 thousand, loans identified as impaired in accordance with SFAS 114 totaled $595 thousand as of September 30, 2008. This compares to $4.2 million of impaired loans, net of charge-offs in the amount of $125 thousand, at December 31, 2007. The decrease in impaired loans since December 31, 2007 is attributable to loans totaling $2.1 million which are no longer considered impaired based on improved performance and cash flows, a loan in the amount of $800 thousand which was paid in full, a loan in the amount of $238 thousand transferred to other real estate owned, and a loan which was written down by $220 thousand.

Nonaccrual loans were $474 thousand and $371 thousand at September 30, 2008 and December 31, 2007, respectively. There were no loans past due 90 days or more and accruing interest at September 30, 2008 and December 31, 2007. Nonperforming assets including OREO were $3.9 million at September 30, 2008, compared to $4.0 million at December 31, 2007.

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

The following table sets forth selected asset quality ratios as of the dates indicated:

	As of
	September 30, 2008	December 31, 2007
Allowance for loan losses to total loans	1.38%	1.33%
Nonperforming assets to allowance for loan losses	94.78%	115.62%
Nonperforming assets to total assets	0.88%	1.07%

Investment Securities

Investment securities, available for sale and held to maturity, were $77.1 million at September 30, 2008 compared to $75.0 million at December 31, 2007. We evaluate our securities portfolio on a quarterly basis for evidence of other than temporary impairment under the guidance of FSP 115, FAS 115, EITF 99-20, and SAB 59. At September 30, 2008 the securities portfolio (held to maturity and available for sale) was comprised of the following:

•

We own 80,000 shares of the Freddie Mac perpetual preferred stock Series V. In December 2007 we recorded an other than temporary impairment (OTTI) charge of $440 thousand, an additional $124 thousand OTTI in the second quarter of 2008 and finally, in this quarter, an OTTI of $1.3 million.

•

As of September 30, 2008 Sonabank’s investment portfolio included the carrying amount of $11.2 million ( par value of $14.9 million) of trust preferred securities in nine issues. All of the issues owned by Sonabank have one or more investment grade rating. In these nine issues the underlying collateral is at least 80% bank collateral. The underlying collateral includes no REIT collateral.

During the third quarter the secondary market for trust preferred securities, partly as a result of the Treasury failing to protect Fannie Mae and Freddie Mac perpetual preferred stock as noted above, was in disarray. “Mark to market” prices of pooled trust preferred securities have fallen to levels which reflect illiquidity and extreme distress.

All of the nine issues owned by Sonabank continue to pay principal and interest in accordance with the contractual terms of the securities, and there has been no evidence of adverse impact to expected cash flows for the tranches we own. Management has reviewed each of the issues at the participant level using the CAMEL ratings provided in the IDC Ratings quarterly. Management has also reviewed the interest coverage of each of the tranches we own. While further deterioration in the entire banking sector is possible, at this time the issues we own are performing and have cushions above the known defaults or deferrals.

Realistically, as we write this it is impossible to know how the Troubled Asset Relief Program (TARP) Capital Purchase Program would affect these securities. If the Treasury were to wish to shore up the community banks, this would clearly be a cheap and effective way to support the pooled trust preferred securities market.

•

In addition, we owned $7.9 million (par value of $9.0 million) of the AAA rated tranche of the ALESCO VII A1B security. During the third quarter of 2008 we had a principal paydown of $55 thousand. The interest coverage ratio on our tranche was 231%. As of September 30, 2008 the fair market value of this security was $4.6 million.

•

We also own $2.6 million of the SARM 2005-22 1A2. This CMO is still rated AAA by Fitch and Standard and Poors. This security was originated in 2005. The average FICO score of the underlying loans at origination was 748. As of September 30, 2008, delinquencies of more than 60 days, foreclosures, REO and bankruptcies totaled 15.7% compared to 14% at June 30, 2008. However, credit support is 16.36 compared to 14 when originally issued, which provides coverage of 2.86 times projected losses in the collateral. The fair market value is estimated at $2.0 million as of September 30, 2008.

•

As of September 30, 2008 we owned $52.0 million of FNMA and FHLMC mortgage-backed securities, up from $46.3 million at June 30, 2008. Since the conservatorship, these securities carry the full faith and credit of the US Government. As of September 30, 2008 the fair market value of these securities was $52.0 million.

As of September 30, 2008, all of our securities except for $15.7 million of FHLMC and FNMA mortgage-backed securities are designated as held-to-maturity. Changes in the fair market value of available-for-sale securities are reflected in tangible book value through accumulated other comprehensive income or loss.

Effective July 1, 2008, SNBV transferred $23.9 million par value of bank pooled trust preferred securities from its securities available for sale portfolio to its securities held to maturity portfolio. The transferred securities had a fair value of $19.1 million at June 30, 2008, and a weighted average maturity of 29 years. As a result of the transfer, it is expected that $4.0 million of unrealized pre-tax losses associated with the transferred securities that were previously recognized in Accumulated Other Comprehensive Income (Loss) will be recovered in tangible capital over the remaining life of the securities. Unrealized pre-tax losses in the amount of $34 thousand were recovered during the third quarter of 2008. It is also expected that there will be no other future impact on Accumulated Other Comprehensive Income, earnings or capital related to these securities unless the transferred securities are determined to be other than temporarily or permanently impaired.

Liquidity and Funds Management

The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and available-for-sale investment securities. In addition, we maintain lines credit from the Federal Home Loan Bank of Atlanta and the Community Bankers Bank and utilize securities sold under agreements to repurchase from approved securities dealers and retail customers.

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

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008
SNBV
Tier 1 risk-based capital ratio	$57,643	17.47%	$13,183	4.00%	N/A	N/A
Total risk-based capital ratio	61,764	18.71%	26,365	8.00%	N/A	N/A
Leverage ratio	57,643	13.92%	16,544	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$55,199	16.73%	$13,180	4.00%	$19,770	6.00%
Total risk-based capital ratio	59,320	17.98%	26,360	8.00%	32,950	10.00%
Leverage ratio	55,199	13.33%	16,544	4.00%	20,680	5.00%

December 31, 2007
SNBV
Tier 1 risk-based capital ratio	$56,662	18.50%	$12,253	4.00%	N/A	N/A
Total risk-based capital ratio	60,138	19.63%	24,506	8.00%	N/A	N/A
Leverage ratio	56,662	16.03%	14,136	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$54,237	17.71%	$12,251	4.00%	$18,376	6.00%
Total risk-based capital ratio	57,713	18.84%	24,502	8.00%	30,628	10.00%
Leverage ratio	54,237	15.35%	14,136	4.00%	17,670	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of September 30, 2008 and December 31, 2007:

	Sensitivity of Market Value of Portfolio Equity
	As of September 30, 2008
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$72,181	$976	1.37%	16.26%	106.66%
Up 200	72,014	809	1.14%	16.22%	106.42%
Up 100	71,841	636	0.89%	16.18%	106.16%
Base	71,205	—	0.00%	16.04%	105.22%
Down 100	69,378	(1,827)	-2.57%	15.63%	102.52%
Down 200	65,966	(5,239)	-7.36%	14.86%	97.48%
Down 300	62,113	(9,092)	-12.77%	13.99%	91.79%

	Sensitivity of Market Value of Portfolio Equity
	As of December 31, 2007
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$77,007	$2,366	3.17%	20.41%	111.16%
Up 200	76,473	$1,832	2.45%	20.27%	110.39%
Up 100	75,713	$1,072	1.44%	20.07%	109.29%
Base	74,641	$—	0.00%	19.78%	107.75%
Down 100	72,501	$(2,140)	-2.87%	19.22%	104.66%
Down 200	69,495	$(5,146)	-6.89%	18.42%	100.32%
Down 300	66,479	$(8,162)	-10.94%	17.62%	95.96%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2008 and December 31, 2007 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

	Sensitivity of Net Interest Income
	As of September 30, 2008
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$14,630	$2,450	3.57%	0.58%
Up 200	13,835	1,655	3.38%	0.39%
Up 100	13,035	855	3.19%	0.20%
Base	12,180	—	2.99%	0.00%
Down 100	11,175	(1,005)	2.74%	-0.25%
Down 200	10,001	(2,179)	2.46%	-0.53%
Down 300	9,129	(3,051)	2.25%	-0.74%

	Sensitivity of Net Interest Income
	As of December 31, 2007
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$12,733	$2,675	3.67%	0.76%
Up 200	11,859	1,801	3.42%	0.51%
Up 100	10,971	913	3.17%	0.26%
Base	10,058	—	2.91%	0.00%
Down 100	8,980	(1,078)	2.60%	-0.31%
Down 200	7,780	(2,278)	2.26%	-0.65%
Down 300	6,574	(3,484)	1.91%	-1.00%

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

ITEM 1A—RISK FACTORS

As of September 30, 2008 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

November 14, 2008	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

November 14, 2008	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer