Form 10-K
period 2008-12-31
Southern National Bancorp of Virginia Inc
filed 2009-03-11
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33037

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-1417448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

6830 Old Dominion Drive

McLean, Virginia 22101

(Address or principal executive offices) (Zip code)

(703) 893-7400

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $42,778,028.

The number of shares of common stock outstanding as of March 2, 2009 was 6,798,547.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2009 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Form 10-K.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-K

i

PART I

Item 1.—Business

Overview

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank, N. A. (“Sonabank”) a national bank chartered on April 14, 2005, under the laws of the United States of America. On January 1, 2009, Sonabank changed from a nationally chartered bank to a state chartered bank and moved its headquarters from Charlottesville to McLean, Virginia. Going forward, Sonabank will be regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond. Currently, all of the communities served by Sonabank are located in Virginia, and Sonabank has no lending programs outside Virginia. Moreover, the change should save the company in excess of $35 thousand in regulatory fees per year. The principal activities of Sonabank are to attract deposits and originate loans. Sonabank conducts full-service banking operations in Charlottesville, Clifton Forge, Leesburg, Warrenton and Fairfax County in Virginia. We also have loan production offices in Charlottesville, Fredericksburg, Warrenton and Richmond in Virginia. We have administrative offices in Warrenton and an executive office in Georgetown, Washington, D.C where senior management is located.

On December 19th, 2007, SNBV announced that it had entered into an agreement with Founders Corporation of Leesburg, Virginia to purchase certain assets and to assume its lease at 1 East Market Street in Leesburg in the 100 year old Loudoun National Bank building. Sonabank received approval from the Office of the Comptroller of the Currency (OCC) to open a branch at that location. The branch was opened February 11, 2008. The OCC also approved the opening of a drive-through/ATM facility that was opened on April 7, 2008.

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

The following is a discussion of each of the major types of lending:

Commercial Real Estate Lending

Permanent. Commercial real estate lending includes loans for permanent financing and construction. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is strong. At December 31, 2008, our commercial real estate loans for permanent financing totaled $104.9 million.

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

Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2008, we had $56.6 million of construction, land and development loans.

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

Commercial Business Lending

These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2008, our commercial business loans totaled $60.8 million.

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

We also actively pursue for our customers equipment lease financing opportunities. We provide financing and use a third party to service the leases. Payment is derived from the cash flow of the borrower, so credit quality may not be any lower than it would be in the case of an unsecured loan for a similar amount and term.

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

Residential Mortgage Lending

Permanent. To a limited extent, we make fixed and adjustable rate first mortgage loans on residential properties with terms up to 30 years. In the case of conventional loans, we typically lend up to 80% of the appraised value of single-family residences and require mortgage insurance for loans exceeding that amount. We have no sub-prime loans. At December 31, 2008, we had $60.4 million of permanent residential mortgage loans. Of that amount, $37.1 million remain from the purchase of 1st Service Bank.

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

Consumer Lending

To a limited extent, we offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of his gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2008, we had $3.1 million of consumer loans.

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

We have a standing Credit Committee comprised of certain officers, each of whom has a defined lending authority in combination with other officers. These individual lending authorities are determined by our chief executive officer and certain directors and are based on the individual’s technical ability and experience. These authorities must be approved by our board of directors and our credit committee. Our credit committee is comprised of four levels of members: junior, regular, senior, and executive, based on experience. Our executive members are Ms. Derrico and Messrs. Porter and Stevens. Loans over a certain size must be approved by outside director, Neil Call. (See “Management.”) Under our loan approval process, the sponsoring loan officer’s approval is required on all credit submissions. This approval must be included in or added to the individual and joining authorities outlined below. The sponsoring loan officer is primarily responsible for the customer’s relationship with us, including, among other things, obtaining and maintaining adequate credit file information. We require each loan officer to maintain loan files in an order and detail that would enable a disinterested third party to review the file and determine the current status and quality of the credit.

In addition to approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one senior or one executive member must approve all loans in the amount of $100,000 or more. All three of the executive members of the committee must approve all loans of $1 million or more. Regardless of the number of approvals needed, we encourage each member not to rely on another member’s approval as a basis for approval and to treat his approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is limited to 15% of our unimpaired capital and surplus. We have an internal guidance line of 97% of the legal lending limit. As of December 31, 2008, our legal lending limit was approximately $9.0 million, although we have no loans to one borrower that approach our legal lending limit to date. Our largest group credit is $8.0 million.

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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned account until it is sold. These assets are carried at the lower of cost or the fair value net of estimated selling costs. To the extent there is a decline in value, that amount is charged to operating expense. At December 31, 2008, we had other real estate owned totaling $3.4 million.

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

•

Lockbox Services: Sonabank will open a lockbox, retrieve and scan incoming checks, and deposit them directly into the customer’s account. The images of the checks will then be available to view online. This makes bookkeeping for the customer fast and easy, and because Sonabank is checking the lockbox daily, funds will often be available sooner. Big businesses have been using lockboxes for decades as a cash management tool. Now Sonabank is making this service cost effective for all small and medium sized businesses as well.

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

Employees

At December 31, 2008, we had 65 full-time equivalent employees, four of whom were executive officers. Management considers its relations with its employees to be good. Neither we nor Sonabank are a party to any collective bargaining agreement.

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

The Bank Holding Company Act of 1956

Under the Bank Holding Company Act of 1956, as amended (BHCA), SNBV is subject to periodic examination by the Federal Reserve Board (FRB) and required to file periodic reports regarding its operations and any additional information that the FRB may require. Our activities at the bank holding company level will be limited to:

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

Insurance of Deposits. The Bank’s deposit accounts have been insured by the FDIC up to a maximum of $100,000 per insured depositor ($250,000 for certain retirement accounts). On October 3, 2008, the FDIC temporarily increased deposit insurance from $100,000 per depositor to $250,000. This increase is effective until December 31, 2009. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLG Program) to strengthen confidence and encourage liquidity in the banking system. The program consists of two components: a temporary guarantee of newly-issued senior unsecured debt and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions. Sonabank is participating in the Transaction Account Guarantee Program, but opted not to participate in the Debt Guarantee Program.

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

In February 2006, the Federal Deposit Insurance Reform Act of 2005 (“Deposit Reform Act”) was enacted. The Deposit Reform Act, among other things, consolidates the Bank Insurance Fund and Savings Association Insurance Fund into the DIF, establishes a range for reserves levels for the DIF of 1.15% to 1.50% and creates a mechanism for raising the ceiling on deposit insurance coverage to reflect future inflation. The FDIC has adopted final regulations with respect to the Deposit Reform Act effective as of January 1, 2007. Under the new deposit insurance assessment system, the FDIC will evaluate each institution’s risk, and therefore its assessment rate, based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for large institutions that have them. The FDIC assessment rates effective January 1, 2007 range from 0.05% to 0.43% of deposits. The rate paid by Sonabank for 2008 was 0.06% of deposits. The FDIC also set the designated reserve ratio for the DIF at 1.25% of estimated insured deposits.

For 2007 and 2008, Sonabank qualified for the best rating, Risk Category I. For banks under $10 billion in total assets in Risk Category I, the 2007 and 2008 deposit assessment ranged from 5 to 7 basis points of total qualified deposits. The actual assessment is dependent upon certain risk measures as defined in the final rule.

In October 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates range from 12 to 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.

Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below. Beginning April 1, 2009, the base assessment rates would range from 10 to 14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions.

Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities (including

Federal Home Loan Bank advances), lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

Either an increase in the Risk Category of Sonabank or adjustments to the base assessment rates could result in a material increase in our expense for federal deposit insurance.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any bank holding company or national bank which violates the law, engages in an unsafe or unsound banking practice or which is about to engage in an unsafe and unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken. Under the policies of the FRB, SNBV is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where SNBV might not do so otherwise.

Capital Requirements. Each of the FRB and the FDIC has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, SNBV and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

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

The risk-based capital standards of each of the FRB and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FRB and the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized bank as adequately capitalized and may require an adequately capitalized bank or an undercapitalized bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized bank as critically undercapitalized).

The FRB and the FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FRB or the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring a new election of directors, and requiring the dismissal of directors and officers.

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

Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” The bank regulatory agencies may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

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

Virginia law also provides that shares acquired in a transaction that would cause the acquiring person’s voting strength to meet or exceed any of the three thresholds (20%, 33 1/ 3% or 50%) have no voting rights for those shares exceeding that threshold, unless granted by a majority vote of shares not owned by the acquiring person. This provision empowers an acquiring person to require the Virginia corporation to hold a special meeting of shareholders to consider the matter within 50 days of the request. SNBV also “opted out” of this provision at the time of its incorporation.

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

Reserve Requirements. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2009, the first $10.3 million will be exempt from reserve requirements. A 3.0% reserve ratio will be assessed on net transaction accounts over $10.3 million to and including $44.4 million. A 10.0% reserve ratio will be applied to net transaction accounts in excess of $44.4 million. These percentages are subject to adjustment by the FRB.

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

Loans to Insiders. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and to entities controlled by any of the foregoing, may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000.00 or 5.0% of capital and surplus (up to $500,000.00). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons. Further, Section 402 of the Sarbanes-Oxley Act of 2002, with certain exceptions, prohibits loans to directors and executive officers. We do not have any loans to insiders as of December 31, 2008.

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

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination. The Bank received a “satisfactory” rating in the most recent examination for Community Reinvestment Act compliances in October 2007.

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

Since we have been operating only three and a half years, we have not experienced a recession of the depth we have now.

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

Almost all of our commercial real estate, construction and business loans are to customers located in Northern Virginia including Fairfax County, as well as in Richmond, Albemarle County and Charlottesville. In addition, we have loan concentrations in certain types of loans, including land subdivision, lessors of non-residential buildings and new home builders. All of these loans are secured by real estate in these markets.

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

A significant portion of our loan portfolio is comprised of loans secured by either commercial real estate or single family homes which are under construction. At December 31, 2008, approximately 79% of our loans had real estate as a component of collateral. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides an alternate source of repayment in the event of default may deteriorate in value during the term of the loan. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio should the real estate market in Virginia turn downward.

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

Our success depends to a large degree on the general economic conditions in the Virginia market. The local economic conditions in Virginia have a significant impact on the loans that we make to our borrowers, the ability of our borrowers to repay these loans, and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance.

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

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

The U.S. Treasury and banking regulators are implementing a number of programs under the Emergency Economic Stabilization Act of 2008 and otherwise to address capital and liquidity issues in the banking system. There can be no assurance as to the actual impact that these programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, or access to credit. We may be required to pay higher FDIC premiums than those published for 2009 because market developments have impacted the deposit insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. See Part I, Item 1,  “Business—Insurance of Deposits” for more information.

Item 1B.—Unresolved Staff Comments

SNBV does not have any unresolved staff comments to report for the year ended December 31, 2008.

Item 2.—Properties

The following table sets forth the date opened or acquired, ownership status and the total deposits, not including brokered deposits for each of our banking locations as of December 31, 2008:

Location	Date Opened or Acquired	Owned or Leased	Deposits (in thousands)
Home Office and Branch:
6830 Old Dominion Drive McLean, Virginia 22101	December 2006	Leased	$45,007

Branch Offices:
511 Main Street Clifton Forge, Virginia 24442	December 2005	Owned	$41,450

1770 Timberwood Boulevard Charlottesville, Virginia 22911	April 2005	Leased	$27,549

11527 Sunrise Valley Drive Reston, Virginia 20191	December 2006	Leased	$21,677

10855 Fairfax Boulevard Fairfax, Virginia 22030	December 2006	Leased	$7,580

550 Broadview Avenue Warrenton, Virginia 20186	April 2007	Leased	$9,895

1 East Market Street Leesburg, Virginia 20176	April 2008	Leased	$13,383

Loan Production Offices:
230 Court Square Charlottesville, Virginia 22902	March 2005	Leased	NA

2217 Princess Anne Street Fredericksburg, Virginia 22401	April 2005	Leased	NA

550 Broadview Avenue Warrenton, Virginia 20186	September 2005	Leased	NA

2805 McRae Road, Suite 5A Richmond, Virginia 23235	July 2007	Leased	NA

Executive Offices:
1002 Wisconsin Avenue Washington, D.C. 20007	April 2005	Leased	NA

Item 3.—Legal Proceedings

While SNBV and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business, there are no proceedings pending, or to management’s knowledge, threatened, against SNBV or Sonabank as of December 31, 2008.

Item 4.—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On November 6, 2006, SNBV closed on the initial public offering of its common stock, $0.01 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement (Registration No. 333-136285) that was declared effective by the Securities and Exchange Commission on October 31, 2006. The shares of common stock were sold at a price to the public of $14.00 per share (equivalent to $12.73 after the stock dividend declared in May 2007).

SNBV’s common stock is traded on the Nasdaq Global Market under the symbol “SONA”. Our common stock began trading on the Nasdaq Capital Market in November 2006, and the exchange listing was upgraded to the Nasdaq Global Market at the open of trading on December 18, 2007.

There were 6,798,547 shares of our common stock outstanding at the close of business on March 2, 2009, which were held by 203 shareholders of record.

On April 19, 2007, SNBV’s Board of Directors approved a 10% stock dividend payable May 18, 2007 to shareholders of record as of May 2, 2007. All share and per share amounts have been adjusted to reflect the stock dividend. There have been no cash dividends paid.

The following table summarizes the high and low closing sales prices for quarterly periods during 2008 and 2007:

	Market Values
	2008		2007
	High	Low	High	Low
First Quarter	$10.75	$8.12	$15.20	$13.95
Second Quarter	9.24	7.76	14.82	13.25
Third Quarter	8.50	5.52	13.95	12.05
Fourth Quarter	8.25	5.50	12.44	9.00

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, the Company had outstanding stock options granted under its Stock Option Plan, which is approved by the Company’s shareholders. The following table provides information as of December 31, 2008 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	212,925	$9.23	89,575
Equity compensation plans not approved by security holders	—	—	—

Total	212,925	$9.23	89,575

Performance Graph

The following chart compares the cumulative total shareholder return on SNBV common stock for the period from November 1, 2006, when the common stock was first listed on the Nasdaq Capital Market, to December 31, 2008, with the cumulative total return of the Russell 2000 Index and the SNL Bank and Thrift Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on November 1, 2006 in SNBV common stock, the Russell 2000 Index and the SNL Bank and Thrift Index. The historical stock price performance for SNBV common stock shown on the graph below is not necessarily indicative of future stock performance.

	Period Ending
Index	11/01/06	12/31/06	06/30/07	12/31/07	06/30/08	12/31/08
Southern National Bancorp of Virginia, Inc.	100.00	108.14	100.97	64.50	58.33	42.57
Russell 2000	100.00	104.98	111.75	103.34	93.65	68.42
SNL Bank and Thrift Index	100.00	104.72	100.33	79.86	55.66	45.93

Source: SNL Financial LC, Charlottesville, VA © 2008

Item 6.—Selected Financial Data

The following table sets forth selected financial data for SNBV as of December 31, 2008, 2007, 2006 and 2005, and for the years ended December 31, 2008, 2007 and 2006, and the period from inception at April 14, 2005 through December 31, 2005:

	2008	2007	2006	2005
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$24,326	$21,749	$10,784	$2,395
Interest expense	11,983	11,086	4,860	605

Net interest income	12,343	10,663	5,924	1,790
Provision for loan losses	1,657	1,290	546	1,020

Net interest income after provision for loan losses	10,686	9,373	5,378	770
Noninterest income (loss)	(54)	357	249	51
Noninterest expenses	9,109	7,886	4,618	3,077

Income (loss) before income taxes	1,523	1,844	1,009	(2,256)
Income tax expense	315	108	—	—

Net income (loss)	$1,208	$1,736	$1,009	$(2,256)

Per Share Data (1):
Earnings (loss) per share—Basic	$0.18	$0.26	$0.24	$(0.59)
Earnings (loss) per share—Diluted	$0.18	$0.25	$0.23	$(0.59)
Book value per share	$10.12	$10.19	$10.04	$8.39
Tangible book value per share	$8.37	$8.34	$7.83	$7.61
Weighted average shares outstanding—Basic	6,798,547	6,798,547	4,244,957	3,850,000
Weighted average shares outstanding—Diluted	6,798,547	6,875,559	4,323,620	3,850,000
Shares outstanding at end of period	6,798,547	6,798,547	6,798,547	3,850,000

Selected Performance Ratios and Other Data:
Return on average assets	0.29%	0.54%	0.65%	(5.35%)
Return on average equity	1.75%	2.51%	2.74%	(9.89%)
Yield on earning assets	6.43%	7.45%	7.29%	5.88%
Cost of funds	3.70%	4.75%	4.44%	3.58%
Cost of funds including non-interest bearing deposits	3.49%	4.42%	4.15%	3.17%
Net interest margin	3.26%	3.65%	4.01%	4.40%
Efficiency ratio (2)	67.05%	68.94%	74.81%	167.14%
Net charge-offs to average loans	0.32%	0.24%	0.21%	0.00%
Allowance for loan losses to total loans	1.40%	1.33%	1.33%	1.36%
Stockholders’ equity to total assets	15.92%	18.36%	23.48%	26.29%
Tangible stockholders’ equity to total tangible assets	13.55%	15.55%	19.31%	24.43%

Financial Condition:
Total assets	$431,924	$377,283	$290,574	$122,908
Total loans, net of unearned income	302,266	261,407	204,544	75,031
Total deposits	309,460	265,469	215,804	77,263
Stockholders’ equity	68,776	69,275	68,227	32,313

(1)	Reflects 10% stock dividend declared April 19, 2007.
(2)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income plus noninterest income, excluding any gains/losses on sales of securities, gains/write-downs on OREO and gains on sale of loans.

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our executive credit officer and presented to our board of directors for review and approval on at least a quarterly basis. We may determine, based on our analysis, which includes risk factors such as charge-off rates, past dues, economic concerns, portfolio composition and loan growth, that our future loan loss provision needs to increase or decrease in order for us to maintain the allowance at a level sufficient to absorb probable incurred credit losses. If we become aware that any of these factors has materially changed, our estimate of credit losses in the loan portfolio and the related allowance could also change. The allowance consists of general and unallocated components. The value of the general reserve is based on historical loss experience adjusted for qualitative factors.

While it is our policy to charge off loans in the current period when a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Based on management’s calculation, an allowance of $4.2 million, or 1.40% of total loans was an adequate estimate of losses within the loan portfolio as of December 31, 2008. This estimate resulted in provision for loan losses on the income statement of $1.7 million during 2008. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

Goodwill and Intangible Assets

Management is required to assess goodwill and other intangible assets annually for impairment or more often if certain factors are identified which could imply potential impairment. This assessment involves preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the analysis results in an estimate of fair value materially less than the carrying value SNBV would be required to take a charge against earnings to write down the asset to the lower fair value. Based on its assessment completed with the help of an outside investment banking firm, SNBV believes its goodwill of $8.7 million and other identifiable intangibles of $3.1 million are not impaired and are properly recorded in the consolidated financial statements as of December 31, 2008.

Other Than Temporary Impairment of Investment Securities

Securities are monitored to determine whether a decline in their value is other than temporary. Management utilizes criteria outlined in FAS 115, FSP 157-3 and EITF 99-20 as amended in EITF 99-20-1, such as the probability of collecting amounts due per the contractual terms of the investment security agreement, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline in value is permanent. It indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to , or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

SNBV adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no effect on our consolidated financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2008. SNBV and its subsidiary file a consolidated U. S. federal tax return and a Virginia state income tax return. These returns are subject to examination by taxing authorities for all years after 2004.

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank, N. A. (“Sonabank”) a national bank chartered on April 14, 2005, under the laws of the United States of America. On January 1, 2009, Sonabank changed from a nationally chartered bank to a state chartered bank and moved its headquarters from Charlottesville to McLean, Virginia. Going forward, Sonabank will be regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond. Currently, all of the communities served by Sonabank are located in Virginia, and Sonabank has no lending programs outside Virginia. Moreover, the change should save the company in excess of $35 thousand in regulatory fees per year. The principal activities of Sonabank are to attract deposits and originate loans as permitted for federally chartered national banks under the laws of the United States of America. Sonabank conducts full-service banking operations in Charlottesville, Clifton Forge, Leesburg, Warrenton and Fairfax County in Virginia.

On December 19th, 2007, SNBV announced that it had entered into an agreement with Founders Corporation of Leesburg, Virginia to purchase certain assets and to assume its lease at 1 East Market Street in Leesburg in the 100 year old Loudoun National Bank building. Sonabank received approval from the Office of the Comptroller of the Currency (OCC) to open a branch at that location. The branch was opened February 11, 2008. The OCC also approved the opening of a drive-through/ATM facility that was opened on April 7, 2008.

RESULTS OF OPERATIONS

Net Income

Net income for the year ended December 31, 2008, was $1.2 million compared to $1.7 million in the year ended December 31, 2007.

Southern National Bancorp’s earnings in both 2008 and 2007 were adversely affected by other than temporary impairment (OTTI) charges taken in connection with Freddie Mac’s Perpetual Preferred Stock. Freddie Mac was taken into conservatorship by the U.S. Treasury in September 2008 and the U.S. Treasury made the decision to default on the perpetual preferred stocks of both Government-Sponsored Enterprises (GSE’s). Absent the Freddie Mac OTTI’s Southern National Bancorp’s earnings were as follows (in thousands):

	2008	2007
Actual net income	$1,208	$1,736
Add: OTTI charges, net of tax	1,014	290

Net income excluding OTTI	$2,222	$2,026

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

Net interest income for the year ended December 31, 2008 was $12.3 million compared to $10.7 million for the same period last year. Average interest-earning assets for the year ended December 31, 2008 increased $86.4 million over the same period in 2007. Approximately $63.4 million of this growth was an increase in average loans outstanding. Average investment securities increased by $15.8 million in the year ended December 31, 2008, compared to the same period last year. The average yield on interest-earning assets decreased from 7.45% in 2007 to 6.43% in 2008 primarily because of the prime rate decreases of 400 basis points during the 2008 which accompanied the Federal Reserve Board’s reductions in its federal funds target rate. Average interest-bearing liabilities for the year ended December 31, 2008 increased $90.6 million compared to the same period in 2007. Average interest-bearing deposits increased by $62.4 million, while average borrowings increased by $28.3 million compared to 2007. The average cost of interest-bearing liabilities decreased from 4.75% in 2007 to 3.70% in 2008. The interest rate spread for the year ended December 31, 2008 increased from 2.70% to 2.73% compared to the same period last year. The net interest margin for the year ended December 31, 2008 decreased to 3.26% from 3.65% compared to the same period last year. The decline in the interest margin was a result of several factors. In addition to the prime rate decreases previously discussed, we have maintained much more cash in interest-earning accounts at the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Richmond during the second half of 2008 than we usually do. As of September 30, 2008, we had pre-funded our total brokered certificate of deposit (“CD”) maturities through November 2008. As of December 31, 2008, we had pre-funded our brokered CD maturities for January 2009. As a result, our cash and cash equivalents at December 31, 2008 were $14.8 million compared to $1.3 million at the end of last year. The negative carry on our interest-earning deposit accounts cost us 4 basis points. Also, the failure of our Freddie Mac preferred stock to pay dividends during the second half of 2008 cost us 2 basis points.

Net interest income for the year ended December 31, 2007 was $10.7 million compared to $5.9 million for the same period in 2006. Average interest-earning assets for 2007 increased $144.0 million over 2006. Approximately $122.5 million of this growth was an increase in average loans outstanding, most of which was generated by the acquisition of $90.1 million of loans (net of $17.0 million of securitized loans) from the 1st Service Bank merger in December 2006. Average investment securities increased by $20.4 million in 2007, compared to 2006. The average yield on interest-earning assets increased from 7.29% in 2006 to 7.45% in 2007 primarily because most of the increase in average earning assets was in the higher yielding loans. Average interest-bearing liabilities for 2007 increased $123.7 million compared to 2006. Average interest-bearing deposits increased by $113.5 million compared to the same period in 2006. We acquired $67.3 million in interest-bearing deposits in the merger with 1st Service Bank. The average cost of interest-bearing liabilities increased from 4.44% in 2006 to 4.75% in 2007. The interest rate spread for the year ended December 31, 2007 decreased from 2.85% to 2.70% compared to the same period last year. The net interest margin for 2007 decreased to 3.65% from 4.01% compared to the same period last year.

Our commercial loans (non-real estate), acquisition and development loans, construction loans and SBA loans are predominately priced to a spread over the prime rate. Commercial real estate loans are generally priced at a spread over the one, three or five year constant maturity treasury yield (CMT) or our marginal cost of funds and fixed for one, three or five years. On the liability side of the balance sheet we have a large segment of our funding which floats; however, the prime rate loans reprice virtually immediately, but the liabilities reprice only at maturity resulting in a lag which can adversely affect net interest income and the net interest margin when interest rates decline. The decreases in the federal funds target rate during 2007 and 2008 have had a negative impact on our net interest margin. In order to protect the Bank’s margins, as of November 2008 we have begun to set floors on all new loans as well as renewals. In addition, Sonabank has reviewed a majority of its home equity lines of credit (HELOCs) to ensure adequate loan-to-value ratios.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

Average Balance Sheets and Net Interest

Analysis For the Years

Ended December 31, 2008, 2007 and 2006

	2008			2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$287,249	$19,800	6.89%	$223,881	$17,892	7.99%	$101,411	$8,465	8.35%
Investment securities	78,227	4,194	5.36%	62,459	3,552	5.69%	42,052	2,073	4.93%
Other earning assets	12,698	332	2.61%	5,472	305	5.57%	4,374	246	5.62%

Total earning assets	378,174	24,326	6.43%	291,812	21,749	7.45%	147,837	10,784	7.29%

Allowance for loan losses	(3,943)			(2,966)			(1,360)
Intangible assets	12,244			13,791			3,301
Other non-earning assets	29,143			19,257			4,852

Total assets	$415,618			$321,894			$154,630

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$6,356	14	0.22%	$6,569	17	0.26%	$5,545	14	0.25%
Money market accounts	52,803	1,226	2.32%	40,855	1,712	4.19%	16,772	553	3.30%
Savings accounts	2,186	5	0.23%	2,658	12	0.45%	2,406	13	0.53%
Time deposits	214,624	9,271	4.32%	163,531	8,489	5.19%	75,341	3,826	5.08%

Total interest-bearing deposits	275,969	10,516	3.81%	213,613	10,230	4.79%	100,064	4,406	4.40%
Borrowings	47,865	1,467	3.06%	19,592	856	4.37%	9,453	454	4.80%

Total interest-bearing liabilities	323,834	11,983	3.70%	233,205	11,086	4.75%	109,517	4,860	4.44%

Noninterest-bearing liabilities:
Demand deposits	19,992			17,698			7,666
Other liabilities	2,723			1,798			577

Total liabilities	346,549			252,701			117,760
Stockholders’ equity	69,069			69,193			36,870

Total liabilities and stockholders’ equity	$415,618			$321,894			$154,630

Net interest income		$12,343			$10,663			$5,924

Interest rate spread			2.73%			2.70%			2.85%
Net interest margin			3.26%			3.65%			4.01%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended December 31, 2008 vs. 2007			Year Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(in thousands)
Interest-earning assets:
Loans, net of unearned income	$3,710	$(1,802)	$1,908	$9,772	$(345)	$9,427
Investment securities	830	(188)	642	1,123	356	1,479
Other earning assets	45	(18)	27	61	(2)	59

Total interest-earning assets	4,585	(2,008)	2,577	10,956	9	10,965

Interest-bearing liabilities:
NOW accounts	(1)	(2)	(3)	3	—	3
Money market accounts	926	(1,412)	(486)	975	184	1,159
Savings accounts	(2)	(5)	(7)	2	(3)	(1)
Time deposits	1,690	(908)	782	4,576	87	4,663

Total interest-bearing deposits	2,613	(2,327)	286	5,556	268	5,824
Borrowings	770	(159)	611	439	(37)	402

Total interest-bearing liabilities	3,383	(2,486)	897	5,995	231	6,226

Change in net interest income	$1,202	$478	$1,680	$4,961	$(222)	$4,739

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

The provision for loan losses charged to operations for the years ended December 31, 2008, 2007 and 2006 was $1.7 million, $1.3 million, and $546 thousand, respectively. We had charge-offs totaling $923 thousand during 2008, $540 thousand during 2007, and charge-offs during 2006 were $214 thousand. There were recoveries totaling $8 thousand during 2008, and there were no recoveries during 2007 and 2006. The increase in the provision for loan losses during 2008 was due to overall growth in the loan portfolio, charge offs and adverse economic factors.

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	Change
Account maintenance and deposit service fees	$499	$338	$161
Income from bank-owned life insurance	588	347	241
Gain on sale of loans	107	—	107
Net gain (loss) on other real estate owned	(136)	21	(157)
Net loss on securities	(1,267)	(440)	(827)
Other	155	91	64

Total noninterest income (loss)	$(54)	$357	$(411)

	2007	2006	Change
Account maintenance and deposit service fees	$338	$188	$150
Income from bank-owned life insurance	347	—	347
Gain on other real estate owned	21	—	21
Loss on securities	(440)	—	(440)
Other	91	61	30

Total noninterest income	$357	$249	$108

Noninterest loss was $54 thousand during 2008, compared to income of $357 thousand during 2007. The decline in noninterest income was largely attributable to the OTTI charge of $1.5 million on the Freddie Mac preferred stock in 2008. Noninterest income for 2008 included gains of $107 thousand from the sale of the guaranteed portion of SBA loans and gains of $269 thousand from the sale of $15.5 million of available-for-sale mortgage-backed securities. Also during 2008, we had a write-down on other real estate owned (OREO) in the amount of $200 thousand which was offset by gains of $64 thousand on the sales of OREO. Income from account maintenance fees increased due to an increase in the number of accounts. Bank-owned life insurance also increased compared to 2007, as we had a full year of earnings.

The increase in noninterest income in 2007 compared to 2006 was largely attributable to two factors. First, account maintenance and deposit service fees increased reflecting the impact of the increased number of accounts due in part to the acquisition of 1st Service Bank in the fourth quarter of 2006. Second, we purchased a bank-owned life insurance (BOLI) policy during the first quarter of 2007, and we purchased a second policy in July 2007. We owned no BOLI during 2006. Noninterest income was adversely affected in 2007 by an OTTI charge of $440 thousand on the Freddie Mac preferred stock.

Noninterest Expense

The following table presents the major categories of noninterest expense for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	Change
Salaries and benefits	$4,016	$3,346	$670
Occupancy expenses	1,494	1,086	408
Furniture and equipment expenses	484	439	45
Amortization of core deposit intangible	727	727	—
Virginia franchise tax expense	549	550	(1)
Data processing expense	260	224	36
Telephone and communication expense	256	222	34
Other operating expenses	1,323	1,292	31

Total noninterest expense	$9,109	$7,886	$1,223

	2007	2006	Change
Salaries and benefits	$3,346	$2,284	$1,062
Occupancy expenses	1,086	416	670
Furniture and equipment expenses	439	303	136
Amortization of core deposit intangible	727	458	269
Virginia franchise tax expense	550	211	339
Data processing expense	224	171	53
Telephone and communication expense	222	176	46
Other operating expenses	1,292	599	693

Total noninterest expense	$7,886	$4,618	$3,268

In February 2008 Sonabank opened a branch and a drive-through facility in Leesburg, Virginia. The incremental costs of these facilities were approximately $638 thousand per annum. Despite these additional costs, Southern National’s efficiency ratio improved from 68.9% for the year ended December 31, 2007 to 67.1% for the year ended December 31, 2008, excluding the impairment charges, gains on sales of securities, gains on sales of loans and gains/write-downs on OREO. As of December 31, 2008 we had 65 full-time equivalent employees compared to 59 at the end of 2007. We had seven branches and the Leesburg drive-through facility at year end 2008 compared to six branches at the end of 2007. The increase of $670 thousand in salaries and benefits expense in 2008 compared to 2007 is attributable to staffing the Leesburg branch and drive-through facility, the deferred compensation plan, and general increases in salaries and benefits. The increase in occupancy expense is attributable to the Leesburg branch and drive-through facility.

Much of the $3.3 million increase in noninterest expense in 2007 over 2006 is attributable to the acquisition of 1st Service Bank in December 2006 and the opening of the Warrenton branch office and the loan production office in Richmond during 2007. As of December 31, 2007 we had 59 full-time equivalent employees compared to 50 at December 31, 2006, following the 1st Service acquisition. At September 30, 2006, we had 32 full-time equivalent employees. We had six branches at year end 2007, compared to two branches prior to the 1st Service acquisition in December 2006.

FINANCIAL CONDITION

Total assets were $431.9 million as of December 31, 2008, up from $377.3 million as of December 31, 2007. Net loans grew from $257.9 million at the end of 2007 to $298.0 million at the end of 2008. Total cash and cash equivalents increased from $1.3 million as of December 31, 2007 to $14.8 million at the end of 2008. The increase in cash was intended to build up liquidity to fund maturities of brokered certificates of deposit.

Total deposits rose from $265.5 million at December 31, 2007, to $309.5 million as of December 31, 2008. The growth was attributable to an increase in brokered certificates of deposit and other time deposits. Brokered certificates of deposit were $118.3 million at December 31, 2008, compared to $101.3 million at December 31, 2007. Other time deposits were $106.5 million at the end of 2008 compared to $78.9 at year end 2007.

Loan Portfolio

Loans, net of unearned income, grew from $261.4 million at the end of 2007 to $302.3 million at the end of 2008. Commercial real estate loans grew 20% from $87.2 million at year end 2007 to $104.9 million at the end of 2008. Non-real estate commercial loans increased 14% from $53.2 million at the end of 2007 to $60.8 million at the end of 2008. Construction and land loans grew 12% from $50.5 million at the end of 2007 to $56.6 million at year end 2008.

Our residential mortgage loan portfolio increased from $51.9 million at December 31, 2007, to $60.4 million at December 31, 2008. The residential mortgage portfolio includes $37.1 million remaining from the 1st Service acquisition. Sonabank is not in the retail residential mortgage origination business, but in the ordinary course of business does provide residential mortgage financing to its business clients.

Our commercial real estate lending program includes both loans closed under the Small Business Administration (“SBA”) 7(a) and 504 loan programs and loans closed outside of the SBA programs that serve both the investor and owner-occupied facility market. The 504 loan program is used to finance long-term fixed assets, primarily real estate and heavy equipment and gives borrowers access to up to 90% financing for a project. SBA 7(a) loans may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory and in some instances, working capital and debt refinancing. The SBA guarantees up to 85% of the loan balance in the 7(a) program, and start-up businesses are eligible to participate in the program. During 2008 we closed loans totaling $6.6 million through the SBA’s 7(a) program and $4.4 million under the SBA’s 504 program. During 2007 we closed loans totaling $9.6 million through the SBA’s 7(a) program and $10.2 million under the SBA’s 504 program.

The following table summarizes the composition of our loans, net of unearned income at the dates indicated:

	2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Mortgage loans on real estate:
Commercial	$104,866	34.7%	$87,150	33.3%	$70,553	34.4%	$41,668	55.3%
Construction and land loans	56,588	18.7%	50,510	19.3%	34,607	16.9%	15,954	21.2%
Residential 1-4 family	60,376	19.9%	51,862	19.8%	63,141	30.8%	7,814	10.4%
Multi-family residential	5,581	1.8%	8,273	3.2%	3,720	1.8%	—	0.0%
Equity lines of credit	11,509	3.8%	8,428	3.2%	10,509	5.1%	1,125	1.5%

Total real estate loans	238,920	78.9%	206,223	78.8%	182,530	89.0%	66,561	88.4%
Commercial loans	60,820	20.1%	53,208	20.3%	19,581	9.6%	6,720	8.9%
Consumer loans	3,074	1.0%	2,476	0.9%	2,861	1.4%	2,011	2.7%

Gross loans	302,814	100.0%	261,907	100.0%	204,972	100.0%	75,292	100.0%
Less unearned income on loans	(548)		(500)		(428)		(261)

Loans, net of unearned income	$302,266		$261,407		$204,544		$75,031

As of December 31, 2008, substantially all of our loans were to customers located in Virginia. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

At December 31, 2008 we had $104.9 million in commercial real estate loans, of which approximately 74% were loans secured by owner occupied/operated real estate and 26% were non-owner occupied commercial real estate loans.

Of the owner occupied/operated commercial real estate loans, approximately 39% is secured with retail space including a funeral parlor, a vet clinic, and a car wash, 25% is office space and 36% is secured by other types of real estate.

Non-owner occupied commercial real estate loans totaling approximately $26.0 million include a $4.5 million convention center loan, a $5.5 million office building loan.

The following table sets forth the contractual maturity ranges of the commercial business and construction loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2008 (in thousands):

		After 1 Year Through 5 Years		After 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Real estate construction	$31,772	$1,311	$15,718	$—	$7,787	$56,588
Commercial and industrial	18,668	16,471	8,150	2,794	14,737	60,820

Total	$50,440	$17,782	$23,868	$2,794	$22,524	$117,408

Past Due Loans and Nonperforming Assets

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

We maintain appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where appraisals reflect reduced collateral values, we make an evaluation of the borrower’s overall financial condition to determine the need, if any, for possible specific allocations or write-down to their net realizable values. If foreclosure occurs, we record other real estate owned at the lower of our recorded investment in the loan or fair value less our estimated costs to sell.

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

The following table presents a comparison of nonperforming assets as of December 31, (in thousands):

	2008	2007	2006	2005
Nonaccrual loans	$1,078	$371	$—	$—
Loans past due 90 days and accruing interest	135	—	—	—

Total nonperforming loans	1,213	371	—	—
Other real estate owned	3,434	3,648	—	—

Total nonperforming assets	$4,647	$4,019	$—	$—

Allowance for loan losses to nonaccrual loans	347.73%	936.93%	na	na
Nonperforming assets to total assets	1.08%	1.07%	na	na

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

The allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable incurred losses in the loan portfolio in the normal course of business. We make specific allowances for each loan based on its type and classification as discussed below. However, there are additional factors contributing to losses that cannot be quantified precisely or attributed to particular loans or categories of loans, including general economic and business conditions and credit quality trends. We have established an unallocated portion of the allowance based on our evaluation of these factors, which management believes is prudent and consistent with regulatory requirements. Due the uncertainty of risks in the loan portfolio, management’s judgment of the amount necessary to absorb loan losses is approximate. The allowance is also subject to regulatory examinations and determination by the regulatory agencies as to the appropriate level of the allowance.

Our loan review program is conducted by a third party consultant who reports directly to the Audit Committee of the Board of Directors. In 2008 loan review reviewed more than 60% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2007. In 2009 loan review will review at least 60% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2008. The purpose of loan review is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the bank’s credit policy and regulatory guidance. Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.

The following table presents an analysis of the allowance for loan losses for the periods indicated (in thousands):

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period From Inception at April 14, 2005 Through December 31, 2005
Balance, beginning of period	$3,476	$2,726	$1,020	$—
Allowance from acquired bank	—	—	1,374	—
Provision charged to operations	1,657	1,290	546	1,020
Recoveries credited to allowance	8	—	—	—

Total	5,141	4,016	2,940	1,020
Loans charged off:
Real estate—commercial	65	50	—	—
Real estate—construction, land and other	—	400	200	—
Real estate—residential 1-4 family	738	75	—	—
Commercial	120	—	—	—
Consumer	—	15	14	—

Total loans charged off	923	540	214	—

Balance, end of period	$4,218	$3,476	$2,726	$1,020

Net charge-offs to average loans, net of unearned income	0.32%	0.24%	0.21%	—

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

	As of December 31, 2008		As of December 31, 2007		As of December 31, 2006		As of December 31, 2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(in thousands)
Commercial	$787	20.1%	$700	20.3%	$270	9.6%	$75	8.9%
Consumer	90	1.0%	82	0.9%	98	1.4%	21	2.7%
Real estate—commercial	1,337	34.7%	1,080	33.3%	907	33.8%	120	55.3%
Real estate—multifamily residential	198	1.8%	104	3.2%	48	1.8%	—	—
Real estate—construction and land loans	1,334	18.7%	1,080	19.3%	927	17.5%	234	21.2%
Real estate—residential 1-4 family	347	23.7%	301	23.0%	394	35.9%	7	11.9%
Unallocated	125	—	129	—	82	—	563	—

Total	$4,218	100.0%	$3,476	100.0%	$2,726	100.0%	$1,020	100.0%

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

We believe that the allowance for loan losses at December 31, 2008 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses.

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

•	Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) mortgage-backed securities (MBS)

•	Collateralized mortgage obligations

•	Treasury securities

•	Agency securities

•	Pooled trust preferred securities comprised of a minimum of 80% bank collateral with an investment grade rating or a minimum of 60% bank collateral with a AAA rating at purchase

•	Other corporate debt securities rated Aa3/AA- or better at purchase

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

SNBV’s corporate bonds consist of pooled trust preferred securities issued by banks, thrifts and insurance companies. The collateral pools of these trust preferred securities are generally at least 80% banks or thrifts. If the rating is Aaa/AAA, the collateral pool must be at least 60% banks or thrifts. These securities generally have a long term (25 years or more), allow early redemption by the issuers, make periodic variable interest payments and mature at face value. Trust preferred securities allow the deferral of interest payments for up to five years.

We classify our securities as either: “held-to-maturity” or “available-for-sale.” Securities totaling $59.3 million were in the held-to-maturity portfolio at December 31, 2008, compared to $34.3 million at December 31, 2007. Securities totaling $15.6 million were in the available-for-sale portfolio at December 31, 2008, compared to $40.7 million at December 31, 2007.

Effective July 1, 2008, we transferred $23.9 million par value of bank pooled trust preferred securities from its securities available for sale portfolio to its securities held to maturity portfolio. The transferred securities had a fair value of $19.1 million at June 30, 2008, and a weighted average maturity of 29 years. As a result of the transfer, it is expected that $4.0 million of unrealized pre-tax losses associated with the transferred securities that were previously recognized in Accumulated Other Comprehensive Income (Loss) will be recovered in tangible capital over the remaining life of the securities. Unrealized pre-tax losses in the amount of $65 thousand were recovered during the second half of 2008. It is also expected that there will be no other future impact on Accumulated Other Comprehensive Income, earnings or capital related to these securities unless the transferred securities are determined to be other than temporarily or permanently impaired.

SNBV owns 80,000 shares of FHLMC perpetual preferred 5.57% stock Series V. Management recognized a $1.5 million other than temporary impairment (OTTI) charge during 2008. We have recorded total OTTI charges on this security of approximately $2.0 million. Only $24 thousand remained on the books as of December 31, 2008. In accordance with SFAS 115, when a decline in fair value below cost is deemed other than temporary, the unrealized loss must be recognized as a charge to earnings. As current market conditions make it difficult to precisely forecast a time period for the security to fully recover, an impairment charge was recorded.

As of December 31, 2008 Sonabank’s held to maturity investment portfolio included $11.2 million of trust preferred securities in nine issues which were rated A or above at the time of original purchase. All of the issues owned by Sonabank have one or more investment grade ratings. In these nine issues the underlying collateral is at least 80% bank and thrift holding company collateral. The underlying collateral includes no REIT collateral.

During the fourth quarter the secondary market for trust preferred securities, partly as a result of the Treasury failing to protect Fannie Mae and Freddie Mac perpetual preferred stock was in disarray. “Mark to market” prices of pooled trust preferred securities have fallen to levels which reflect illiquidity and extreme distress.

All but one of the nine issues owned by Sonabank continue to pay principal and interest in accordance with the contractual terms of the securities. MMCF XVIII reported new deferrals which caused a failure in the Class A/B Principal Coverage Test. When this happens the cash flows to the lower classes are temporarily suspended and used to pay down the principal of the senior classes in order to restore the over-collateralization levels of the senior classes. The bonds will continue to accrue interest, but it will be capitalized rather than paid in cash, also known as payment in kind. Interest will be earned on the capitalized interest. Once the senior class coverage test is satisfied, the lower classes will begin to receive current interest as well as capitalized interest. Accordingly, we did not receive the interest payment on MMCF XVIII in December 2008 since the deferrals are handled as payments in kind. This security was downgraded to Ca by Moody’s but retains a Fitch rating of A-. The fair market value of this security as of December 31, 2008 was $152 thousand, and the book value was $746 thousand.

Sonabank has evaluated each of these securities for potential impairment under SFAS No. 115 and EITF 99-20-1. Sonabank has reviewed each of the issues’ collateral participants using various techniques including the ratings provided in the Bank Financial Quarterly published by IDC Financial Publishing, Inc. Sonabank has also reviewed the interest and principal coverage of each of the tranches it owns, performing stress tests to determine the adequacy of the collateral. While further deterioration in the entire banking sector is possible, at this time the issues owned by Sonabank have cushions above the expected defaults or deferrals and are generating cash flows so that it is probable that we will receive all contractual cash flows. If further deterioration occurs in the banking sector, it could change the results of our analysis and lead to an other than temporary impairment charge.

In addition, we own $7.9 million of the AAA rated tranche of the ALESCO VII A1B security. The interest coverage ratio on our tranche was 206%. As of December 31, 2008 the fair market value of this security was $4.0 million. Sonabank has evaluated this security for potential impairment under SFAS No. 115 and determined that an other than temporary impairment does not exist.

Trust preferred securities which are issued by financial institutions and insurance companies are classified as held-to-maturity securities. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, management utilized guidance in FSP FAS 157-3 to value these securities. The pricing for these securities utilized a discount rate from the Bloomberg Fair Value Index yield curve for single issuer trust preferred securities with similar ratings, interest rates and maturity dates (an observable input). In addition a liquidity premium was utilized to take into account liquidity risk (a management estimate and thus an unobservable input). Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

We also own $2.5 million of the SARM 2005-22 1A2. This CMO is still rated AAA by Standard and Poors but has been downgraded to BBB by Fitch. As we reported last quarter this security was originated in 2005. The average FICO score of the underlying loans at origination was 748. As of December 31, 2008, delinquencies of more than 60 days, foreclosures, REO and bankruptcies totaled 21.5% compared to 15.7% at September 30, 2008. However, credit support is 16.55 compared to 14 when originally issued, which provides coverage of 2.44 times projected losses in the collateral. The fair market value is $1.7 million. Sonabank has evaluated this security for potential impairment under EITF 99-20-1 and determined that an other than temporary impairment does not exist.

The following table sets forth a summary of the investment securities available for sale and held to maturity as of the dates indicated (in thousands):

	December 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Mortgage-backed securities	$15,431	$15,609	$13,053	$13,345
Collateralized mortgage obligations	—	—	3,834	3,814
Corporate bonds	—	—	23,375	22,015
FHLMC preferred stock	24	24	1,560	1,560

	$15,455	$15,633	$41,822	$40,734

Held to maturity:
Mortgage-backed securities	$34,924	$35,636	$25,329	$25,663
Collateralized mortgage obligations	5,282	4,463	8,938	8,934
Corporate bonds	19,120	8,685	—	—

	$59,326	$48,784	$34,267	$34,597

The following table sets forth the amortized cost and estimated fair value of our investment securities by contractual maturity at December 31, 2008. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Securities Available for Sale
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Mortgage-backed securities:
Due after ten years	$15,431	$15,609	5.76%

FHLMC preferred stock	24	24	0.00%

	$15,455	$15,633	5.76%

	Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Mortgage-backed securities:
Due after ten years	$34,924	$35,636	5.31%

Collateralized mortgage obligations:
Due after five years through ten years	573	580	5.86%
Due after ten years	4,709	3,883	4.68%

Total collateralized mortgage obligations	5,282	4,463	4.81%

Corporate bonds
Due after ten years	19,120	8,685	4.36%

	$59,326	$48,784	4.96%

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

Non-interest bearing deposits increased from $18.1 million at December 31, 2007, to $23.2 million at December 31, 2008.

Interest bearing deposits rose from $247.4 million at December 31, 2007, to $286.2 million as of December 31, 2008. The growth was attributable to an increase in brokered certificates of deposit and other time deposits. Brokered certificates of deposit were $118.3 million at December 31, 2008, compared to $101.3 million at December 31, 2007. Other time deposits were $106.5 million at the end of 2008 compared to $78.9 at year end 2007.

We utilize brokered certificates of deposit and brokered money market deposits and will continue to utilize these sources for deposits when they can be cost-effective. At December 31, 2008 and 2007, these brokered deposits constituted approximately 47.0% and 48.4% of our total deposits, respectively. The brokered certificates of deposit we typically obtain have terms to maturity of three months to two years. These deposits generally have the effect of slightly increasing our cost of funds and slightly decreasing our net interest margin when compared to our local deposit base.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(in thousands)
Noninterest-bearing deposits	$19,992		$17,698		$7,666
Interest-bearing deposits:
Savings accounts	2,186	0.23%	2,658	0.45%	2,406	0.53%
Money market accounts	52,803	2.32%	40,855	4.19%	16,772	3.30%
NOW accounts	6,356	0.22%	6,569	0.26%	5,545	0.25%
Time deposits	214,624	4.32%	163,531	5.19%	75,341	5.08%

Total interest-bearing deposits	275,969	3.81%	213,613	4.79%	100,064	4.40%

Total deposits	$295,961		$231,311		$107,730

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2008 (in thousands):

Within 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
$8,456	$17,396	$34,302	$5,625	$65,779

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

We use borrowed funds, primarily on a short term basis, to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. One source of these borrowed funds is securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transactions, and may require additional collateral based on the fair value of the underlying securities pledged. We engage in these transactions with retail customers and with established third parties, primarily large securities brokerage firms. We also are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time to as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2008 and 2007, total FHLB borrowings were $30.0 million and $30.5 million, respectively. At December 31, 2008 we had $62.4 million of unused and available FHLB lines of credit.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of December 31, 2008 and 2007:

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2008
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$58,494	$(148)	-0.25%	13.54%	85.05%
Up 200	59,229	587	1.00%	13.71%	86.12%
Up 100	59,369	727	1.24%	13.75%	86.32%
Base	58,642	—	0.00%	13.58%	85.27%
Down 100	55,649	(2,993)	-5.10%	12.88%	80.91%
Down 200	53,797	(4,845)	-8.26%	12.46%	78.22%
Down 300	53,535	(5,107)	-8.71%	12.39%	77.84%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2007
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$77,007	$2,366	3.17%	20.41%	111.16%
Up 200	76,473	1,832	2.45%	20.27%	110.39%
Up 100	75,713	1,072	1.44%	20.07%	109.29%
Base	74,641	—	0.00%	19.78%	107.75%
Down 100	72,501	(2,140)	-2.87%	19.22%	104.66%
Down 200	69,495	(5,146)	-6.89%	18.42%	100.32%
Down 300	66,479	(8,162)	-10.94%	17.62%	95.96%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2008 and December 31, 2007 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

	Sensitivity of Net Interest Income As of December 31, 2008
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$13,134	$1,682	3.31%	0.42%
Up 200	12,609	1,157	3.18%	0.29%
Up 100	12,058	606	3.05%	0.16%
Base	11,452	—	2.89%	0.00%
Down 100	12,205	753	3.08%	0.19%
Down 200	12,892	1,440	3.25%	0.36%
Down 300	12,891	1,439	3.25%	0.36%

	Sensitivity of Net Interest Income As of December 31, 2007
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$12,733	$2,675	3.67%	0.76%
Up 200	11,859	1,801	3.42%	0.51%
Up 100	10,971	913	3.17%	0.26%
Base	10,058	—	2.91%	0.00%
Down 100	8,980	(1,078)	2.60%	-0.31%
Down 200	7,780	(2,278)	2.26%	-0.65%
Down 300	6,574	(3,484)	1.91%	-1.00%

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

During the year ended December 31, 2008, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2008, we had $39.0 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $2.1 million at December 31, 2008. The amount of certificate of deposit accounts maturing in 2009 is $197.4 million as of December 31, 2008. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

Capital management consists of providing equity to support both current and future operations. We are subject to capital adequacy requirements imposed by the Federal Reserve and the Bank is subject to capital adequacy requirements imposed by the FDIC. The Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding company and member bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes	To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31,
			2008	2007
SNBV
Tier 1 risk-based capital ratio	4.00%	N/A	17.46%	18.50%
Total risk-based capital ratio	8.00%	N/A	18.71%	19.63%
Leverage ratio	4.00%	N/A	13.71%	16.03%
Sonabank
Tier 1 risk-based capital ratio	4.00%	6.00%	16.73%	17.71%
Total risk-based capital ratio	8.00%	10.00%	17.98%	18.84%
Leverage ratio	4.00%	5.00%	13.14%	15.35%

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this prospectus concerning SNBV have been prepared in accordance with U. S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

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

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2008. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Contractual Obligations
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(in thousands)
Certificates of deposit (1)	$197,415	$23,231	$4,171	$—	$224,817
Securities sold under agreements to repurchase	20,890	—	—	—	20,890
FHLB long-term advances	—	5,000	25,000	—	30,000
Operating leases	1,025	1,928	1,459	1,303	5,715

Total	$219,330	$30,159	$30,630	$1,303	$281,422

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit written are conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $1.6 million and $1.2 million as of December 31, 2008 and 2007, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. At December 31, 2008 and 2007, we had unfunded loan commitments approximating $41.1 million and $65.3 million, respectively.

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

Item 8.—Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Southern National Bancorp of Virginia, Inc.

McLean, Virginia

We have audited the accompanying balance sheets of Southern National Bancorp of Virginia, Inc. as of December 31, 2008 and 2007 and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Louisville, Kentucky

March 5, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors

Southern National Bancorp of Virginia, Inc.

McLean, Virginia

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Southern National Bancorp of Virginia, Inc. and subsidiary for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Southern National Bancorp of Virginia, Inc. and subsidiary operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Richmond, Virginia

February 23, 2007

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$1,506	$1,299
Interest-bearing deposits in other financial institutions	13,256	9

Total cash and cash equivalents	14,762	1,308

Securities available for sale, at fair value	15,633	40,734

Securities held to maturity, at amortized cost (fair value of $48,784 and $34,597, respectively)	59,326	34,267

Loans, net of unearned income	302,266	261,407
Less allowance for loan losses	(4,218)	(3,476)

Net loans	298,048	257,931

Stock in Federal Reserve Bank and Federal Home Loan Bank	4,041	3,908
Bank premises and equipment, net	3,598	3,496
Goodwill	8,713	8,713
Core deposit intangibles, net	3,141	3,867
Bank-owned life insurance	13,435	12,847
Other real estate owned	3,434	3,648
Deferred tax assets, net	4,813	3,476
Other assets	2,980	3,088

Total assets	$431,924	$377,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$23,219	$18,097
Interest-bearing deposits:
NOW accounts	8,472	7,259
Money market accounts	51,040	57,466
Savings accounts	1,912	2,400
Time deposits	224,817	180,247

Total interest-bearing deposits	286,241	247,372

Total deposits	309,460	265,469

Securities sold under agreements to repurchase and other short-term borrowings	20,890	15,501
Federal Home Loan Bank (FHLB) advances	30,000	25,000
Other liabilities	2,798	2,038

Total liabilities	363,148	308,008

Commitments and contingencies (see note 16)	—	—
Stockholders’ equity:
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 6,798,547 shares at December 31, 2008 and 2007	68	68
Additional paid in capital	69,516	69,436
Retained earnings	1,697	489
Accumulated other comprehensive loss	(2,505)	(718)

Total stockholders’ equity	68,776	69,275

Total liabilities and stockholders’ equity	$431,924	$377,283

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2008	2007	2006
Interest and dividend income:
Interest and fees on loans	$19,800	$17,892	$8,465
Interest and dividends on taxable securities	4,194	3,552	2,073
Interest and dividends on other earning assets	332	305	246

Total interest and dividend income	24,326	21,749	10,784

Interest expense:
Interest on deposits	10,516	10,230	4,406
Interest on borrowings	1,467	856	454

Total interest expense	11,983	11,086	4,860

Net interest income	12,343	10,663	5,924

Provision for loan losses	1,657	1,290	546

Net interest income after provision for loan losses	10,686	9,373	5,378

Noninterest income:
Account maintenance and deposit service fees	499	338	188
Income from bank-owned life insurance	588	347	—
Gain on sale of loans	107	—	—
Net gain (loss) on other real estate owned	(136)	21	—
Net loss on securities	(1,267)	(440)	—
Other	155	91	61

Total noninterest income (loss)	(54)	357	249

Noninterest expenses:
Salaries and benefits	4,016	3,346	2,284
Occupancy expenses	1,494	1,086	416
Furniture and equipment expenses	484	439	303
Amortization of core deposit intangible	727	727	458
Virginia franchise tax expense	549	550	211
Data processing expense	260	224	171
Telephone and communication expense	256	222	176
Other operating expenses	1,323	1,292	599

Total noninterest expenses	9,109	7,886	4,618

Income before income taxes	1,523	1,844	1,009
Income tax expense	315	108	—

Net income	$1,208	$1,736	$1,009

Earnings per share, basic	$0.18	$0.26	$0.24

Earnings per share, diluted	$0.18	$0.25	$0.23

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total
Balance—January 1, 2006	$35	$34,537	$(2,256)	$(3)		$32,313
Comprehensive income:
Net income			1,009		$1,009	1,009
Change in unrealized loss on securities available for sale (net of tax, $10)				(21)	(21)	(21)

Total comprehensive income					$988

Issuance of common stock (2,000,000 shares), net	20	26,400				26,420
Issuance of common stock in exchange for net assets in acquisition (680,449 shares)	7	8,499				8,506

Balance—December 31, 2006	62	69,436	(1,247)	(24)		68,227
Comprehensive income:
Net income			1,736		$1,736	1,736
Change in unrealized loss on securities available for sale (net of tax, $358)				(694)	(694)	(694)

Total comprehensive income					$1,042

Stock-based compensation expense		6				6
Issuance of common stock for stock dividend	6	(6)				—

Balance—December 31, 2007	68	69,436	489	(718)		69,275
Comprehensive income:
Net income			1,208		$1,208	1,208
Change in unrealized loss on securities available for sale (net of tax, $921)				(1,787)	(1,787)	(1,787)

Total comprehensive loss					$(579)

Stock-based compensation expense		29				29
Issuance of warrants		51				51

Balance—December 31, 2008	$68	$69,516	$1,697	$(2,505)		$68,776

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$1,208	$1,736	$1,009
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	529	456	306
Amortization , net	574	559	461
Provision for loan losses	1,657	1,290	546
Earnings on bank-owned life insurance	(588)	(347)	—
Stock based compensation expense	29	6	—
Gain on sale of loans	(107)	—	—
Net loss on securities	1,267	440	—
Net (gain) loss on other real estate owned	136	(21)	—
Net (increase) decrease in other assets	(477)	(1,374)	121
Net increase (decrease) in other liabilities	310	725	(1,740)

Net cash and cash equivalents provided by operating activities	4,538	3,470	703

Investing activities:
Purchases of securities available for sale	(19,824)	(26,135)	(7,588)
Proceeds from sale of securities available for sale	15,525	—	—
Proceeds from paydowns, maturities and calls of securities available for sale	6,421	4,951	2,033
Purchases of securities held to maturity	(20,405)	(9,471)	(1,967)
Proceeds from paydowns, maturities and calls of securities held to maturity	14,658	10,982	6,405
Loan originations and payments, net	(43,879)	(61,653)	(37,764)
Proceeds from sale of SBA loans	1,895	—	—
Purchase of bank-owned life insurance	—	(12,500)	—
Net cash paid in bank acquisition	—	—	(863)
Net (increase) decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	(133)	(1,462)	654
Proceeds from sale of other real estate owned	408	320	—
Purchases of bank premises and equipment	(130)	(453)	(132)

Net cash and cash equivalents used in investing activities	(45,464)	(95,421)	(39,222)

Financing activities:
Net increase in deposits	43,991	49,665	59,615
Proceeds from Federal Home Loan Bank advances	5,000	30,500	—
Repayment of Federal Home Loan Bank advances	—	—	(33,680)
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	5,389	4,968	(7,373)
Issuance of common stock, net of issuance costs	—	—	26,420

Net cash and cash equivalents provided by financing activities	54,380	85,133	44,982

Increase (decrease) in cash and cash equivalents	13,454	(6,818)	6,463
Cash and cash equivalents at beginning of period	1,308	8,126	1,663

Cash and cash equivalents at end of period	$14,762	$1,308	$8,126

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$11,814	$10,485	$4,394
Income taxes	1,120	1,154	—
Supplemental schedule of noncash investing and financing activities
Transfer from securities available for sale to securities held to maturity	$19,125	$—	$—
Transfer from loans to other real estate owned	317	4,251	—
Transfer from deferred tax valuation allowance to goodwill	—	1,945	—
Acquisition of fixed assets related to Leesburg Branch	501	—	—
Securitization of residential mortgage loans	—	—	17,045
Issuance of common stock in exchange for net assets in acquisition	—	—	8,506

See accompanying notes to consolidated financial statements.

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank, N. A. (“Sonabank”) a national bank chartered on April 14, 2005, under the laws of the United States of America. On January 1, 2009, Sonabank changed from a nationally chartered bank to a state chartered bank and moved its headquarters from Charlottesville to McLean, Virginia. Going forward, Sonabank will be regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond. Currently, all of the communities served by Sonabank are located in Virginia, and Sonabank has no lending programs outside Virginia. Moreover, the change should save the company in excess of $35 thousand in regulatory fees per year. The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations. Sonabank conducts full-service banking operations in Charlottesville, Clifton Forge, Leesburg, Warrenton and Fairfax County in Virginia.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the carrying value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, mortgage servicing rights, foreclosed real estate and deferred tax assets.

Investment Securities

Debt securities that SNBV has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost.

Securities classified as available for sale are those debt and equity securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity.

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Loans

SNBV provides mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by non-residential mortgage loans throughout its market area. The ability of SNBV’s debtors to honor their contracts is in varying degrees dependent upon the real estate market conditions and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are carried at their outstanding unpaid principal balances adjusted for the allowance for loan losses, and any deferred loan fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method without anticipating prepayments.

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

Allowance for Loan and Lease Losses (ALLL)

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collection of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on historical loss experience adjusted for current industry and economic conditions and estimates of their affect on loan collectability. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

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

Servicing fee income which is reported on the income statement as other noninterest income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Net servicing fee income totaled $38 thousand, $26 thousand and $3 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Stock Based Compensation

Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award

Bank-owned Life Insurance

SNBV has purchased life insurance policies on certain key executives. In accordance with EITF 06-5, bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

SNBV recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Off Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, SNBV has entered into commitments to extend credit and standby letters of credit. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In January 2009, the FASB issued FSP EITF 99-20-1 Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active. The FSP clarifies the application of FAS 157 in a market that is not active. This guidance was applied to certain securities in inactive markets to determine fair value. See Note 2.

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

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. SNBV does not use the simplified method for share options and therefore SAB No. 110 has no impact on our consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited, and we do not expect the adoption of FAS No. 160 to have a significant impact on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

2.	SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Fair Value	Gross Unrealized
		Gains	Losses
December 31, 2008
Mortgage-backed securities	$15,609	$243	$(65)
FHLMC preferred stock	24	—	—

Total	$15,633	$243	$(65)

	Fair Value	Gross Unrealized
		Gains	Losses
December 31, 2007
Mortgage-backed securities	$13,345	$292	$—
Collateralized mortgage obligations	3,814	—	(20)
Corporate Bonds	22,015	—	(1,360)

Total debt securities	39,174	292	(1,380)
FHLMC preferred stock	1,560	—	—

Total	$40,734	$292	$(1,380)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
December 31, 2008
Mortgage-backed securities	$34,924	$783	$(71)	$35,636
Collateralized mortgage obligations	5,282	15	(834)	4,463
Corporate Bonds	19,120	—	(10,435)	8,685

	$59,326	$798	$(11,340)	$48,784

	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
December 31, 2007
Mortgage-backed securities	$25,329	$353	$(19)	$25,663
Collateralized mortgage obligations	8,938	15	(19)	8,934

	$34,267	$368	$(38)	$34,597

During the year ended December 31, 2008, we sold $15.5 million of available-for-sale mortgage-backed securities resulting in gross gains of $269 thousand. There were no sales of available-for-sale securities during 2007 and 2006. The tax provision related to these realized gains was $91 thousand.

SNBV owns 80,000 shares of FHLMC perpetual preferred 5.57% stock Series V. SNBV recognized a $1.5 million other than temporary impairment (OTTI) charge during 2008. We have recorded total OTTI charges on this security of approximately $2.0 million. Only $24 thousand remained on the books as of December 31, 2008. In accordance with SFAS 115, when a decline in fair value below cost is deemed other than temporary, the unrealized loss must be recognized as a charge to earnings. As current market conditions make it difficult to precisely forecast a time period for the security to fully recover, an impairment charge was recorded.

Effective July 1, 2008, SNBV transferred $23.9 million par value of bank pooled trust preferred securities from its securities available for sale portfolio to its securities held to maturity portfolio. The transferred securities had a fair value of $19.1 million at June 30, 2008, and a weighted average maturity of 29 years. As a result of the transfer, it is expected that $4.0 million of unrealized pre-tax losses associated with the transferred securities that were previously recognized in Accumulated Other Comprehensive Income (Loss) will be accreted into tangible capital over the remaining life of the securities. Unrealized pre-tax losses in the amount of $65 thousand were accreted during the second half of 2008. It is also expected that there will be no other future impact on Accumulated Other Comprehensive Income, earnings or capital related to these securities unless the transferred securities are determined to be other than temporarily or permanently impaired.

The fair value of debt securities and carrying amount, if different, at year end 2008 by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Carrying Amount	Fair Value	Fair Value
Due after ten years	$19,120	$8,685	$—
Mortgage-backed securities	34,924	35,636	15,609
Collateralized mortgage obligations	5,282	4,463	—

Total	$59,326	$48,784	$15,609

Securities with a carrying amount of approximately $55.8 million and $45.2 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. As outlined in the table below, there are 17 securities with stated maturities totaling approximately $19.7 million in the portfolio that are considered temporarily impaired at December 31, 2008. Management has concluded that the fair value is expected to recover as the securities approach their maturity date and/or market conditions improve, and management has the positive intent and ability to hold to recovery. All the securities continue to perform according to the contractual terms except for MMCF XVIII which has deferred interest payments (see discussion in subsequent paragraphs). The following tables present information regarding securities in a continuous unrealized loss position as of December 31, 2008 and 2007 (in thousands) by duration of time in a loss position:

	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
December 31, 2008
Mortgage-backed securities	$9,372	$(136)	$—	$—	$9,372	$(136)
Collateralized mortgage obligations	1,676	(834)	—	—	1,676	(834)
Corporate bonds	4,028	(3,860)	4,657	(6,574)	8,685	(10,434)

	$15,076	$(4,830)	$4,657	$(6,574)	$19,733	$(11,404)

	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
December 31, 2007
Mortgage-backed securities	$2,597	$(9)	$2,805	$(10)	$5,402	$(19)
Collateralized mortgage obligations	—	—	6,713	(39)	6,713	(39)
Corporate bonds	22,015	(1,360)	—	—	22,015	(1,360)

	$24,612	$(1,369)	$9,518	$(49)	$34,130	$(1,418)

As of December 31, 2008 Sonabank’s investment portfolio included $11.2 million of trust preferred securities in nine issues which were rated A or above at the time of original purchase. All of the issues owned by Sonabank have one or more investment grade rating. In these nine issues the underlying collateral is at least 80% bank and thrift holding company collateral. The underlying collateral includes no REIT collateral.

All but one of the nine issues owned by Sonabank continue to pay principal and interest in accordance with the contractual terms of the securities. MMCF XVIII reported new deferrals which caused a failure in the Class A/B Principal Coverage Test. When this happens the cash flows to the lower classes are temporarily suspended and used to pay down the principal of the senior classes in order to restore the over-collateralization levels of the senior classes. The bonds will continue to accrue interest, but it will be capitalized rather than paid in cash, also known as payment “in kind.” Interest will be earned on the capitalized interest. Once the senior class coverage test is satisfied, the lower classes will begin to receive current interest as well as capitalized interest. Accordingly, Sonabank did not receive the interest payment on MMCF 18 in December 2008 since the deferrals are handled as payments “in kind.” This security was downgraded to Ca by Moody’s but retains a Fitch rating of A-. The fair market value of this security as of December 31, 2008 was $152 thousand, and the book value was $746 thousand.

Sonabank has evaluated each of these securities for potential impairment under EITF 99-20-1. Sonabank has reviewed each of the issues’ collateral participants using various techniques including the ratings provided in the Bank Financial Quarterly published by IDC Financial Publishing, Inc. Sonabank has also reviewed the interest and principal coverage of each of the tranches it owns. While further deterioration in the entire banking sector is possible, at this time the issues owned by Sonabank have cushions above the expected defaults or deferrals and are generating cash flows so that it is probable that we will receive all contractual cash flows.

In addition, we own $7.9 million of the AAA rated tranche of the ALESCO VII A1B security. The interest coverage ratio on our tranche was 206%. As of December 31, 2008 the fair market value of this security was $4.0 million. Sonabank has evaluated this security for potential impairment under SFAS No. 115 and determined that an other than temporary impairment does not exist.

We also own $2.5 million of the SARM 2005-22 1A2. This CMO is still rated AAA by Standard and Poors but has been downgraded to BBB by Fitch. As we reported last quarter this security was originated in 2005. The average FICO score of the underlying loans at origination was 748. As of December 31, 2008, delinquencies of more than 60 days, foreclosures, REO and bankruptcies totaled 21.5% compared to 15.7% at September 30, 2008. However, credit support is 16.55 compared to 14 when originally issued, which provides coverage of 2.44 times projected losses in the collateral. The fair market value is $1.7 million. Sonabank has evaluated this security for potential impairment under EITF 99-20-1 and determined that an other than temporary impairment does not exist.

3.	LOANS

Loans, net of unearned income, consist of the following at year end (in thousands):

	2008	2007
Mortgage loans on real estate:
Commercial	$104,866	$87,150
Construction loans to residential builders	4,752	6,133
Other construction and land loans	51,836	44,377
Residential 1-4 family	60,376	51,862
Multi- family residential	5,581	8,273
Home equity lines of credit	11,509	8,428

Total real estate loans	238,920	206,223
Commercial loans	60,820	53,208
Consumer loans	3,074	2,476

Gross loans	302,814	261,907
Less unearned income on loans	(548)	(500)

Loans, net of unearned income	$302,266	$261,407

Impaired loans were as follows (in thousands):

	2008	2007
Year end loans with allocated allowance for loan losses	$974	$4,203

Total	$974	$4,203

Amount of the allowance for loan losses allocated	$378	$61

	2008	2007	2006
Average of impaired loans during the year	$1,031	$4,755	$610
Interest income recognized during impairment	17	292	80
Cash-basis interest income recognized	17	282	46

Nonaccrual loans and loans past due 90 days and still on accrual were as follows (in thousands):

	2008	2007
Loans past due over 90 days still on accrual	$135	$—
Nonaccrual loans	1,078	371

Nonaccrual loans and loans past due 90 days and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Residential 1-4 family mortgage loans in the amount of approximately $60.1 and $50.0 million were pledged as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) advances as of December 31, 2008 and 2007, respectively. Commercial mortgage loans in the amount of approximately $72.7 million were pledged as collateral for FHLB advances as of December 31, 2008, and there were no commercial mortgage loans pledged as of December 31, 2007.

4.	ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the years ended December 31, 2008, 2007 and 2006 is summarized below (in thousands):

	2008	2007	2006
Balance, beginning of period	$3,476	$2,726	$1,020
Allowance from acquired bank	—	—	1,374
Provision charged to operations	1,657	1,290	546
Recoveries credited to allowance	8	—	—

Total	5,141	4,016	2,940
Loans charged off	923	540	214

Balance, end of period	$4,218	$3,476	$2,726

5.	FAIR VALUE

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$15,633	$—	$15,633	$—

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U. S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of SNBV’s available-for-sale securities are considered to be level 2 securities.

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS 114 at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Fair value is classified as Level 3 in the fair value hierarchy. After charge offs during the period in the amount of $290 thousand and allocated allowance for loan losses totaling $378 thousand, loans identified as impaired in accordance with SFAS 114 totaled $974 thousand as of December 31, 2008.

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments, not previously presented, were as follows at year end (in thousands):

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,762	$14,762	$1,308	$1,308
Securities held to maturity	59,326	48,784	34,267	34,597
Stock in Federal Reserve Bank and Federal Home Loan Bank	4,041	n/a	3,908	n/a
Net loans	298,048	298,304	257,931	259,240
Accrued interest receivable	1,395	1,395	1,546	1,546

Financial liabilities:
Deposits:
Demand deposits	31,691	31,691	25,356	25,356
Money market and savings accounts	52,952	52,952	59,866	59,866
Certificates of deposit	224,817	227,743	180,247	181,215
Securities sold under agreements to repurchase and other short-term borrowings	20,890	20,890	15,501	15,501
FHLB advances	30,000	33,436	25,000	24,057
Accrued interest payable	1,422	1,422	1,253	1,253

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. It was not practicable to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of long-term debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.

Trust preferred securities which are issued by financial institutions and insurance companies are classified as held-to-maturity securities. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, management utilized guidance in FSP FAS 157-3 to value these securities. The pricing for these securities utilized a discount rate from the Bloomberg Fair Value Index yield curve for single issuer trust preferred securities with similar ratings, interest rates and maturity dates (an observable input). In addition a liquidity premium was utilized to take into account liquidity risk (a management estimate and thus an unobservable input). Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

6.	LOAN SERVICING

Activity for mortgage servicing rights follows (in thousands):

	2008	2007	2006
Servicing rights:
Beginning of year	$405	$701	$—
Adjustment of acquired servicing rights beginning fair value	—	(177)	—
Acquired in merger	—	—	707
Amortized to expense	(118)	(119)	(6)

End of year	$287	$405	$701

The adjustment to the beginning fair value of acquired servicing rights in 2007 was made to goodwill during the allocation period and resulted from the finalization of the estimated fair value analysis.

Fair value of servicing rights was $605 thousand and $690 thousand at year-end 2008 and 2007. Fair value at 2008 was determined using discount rates ranging from 12.50% to 17.36% and prepayment speeds ranging from 149.9% to 224.5%. Fair value at 2007 was determined using discount rates ranging from 12.50% to 15.86% and prepayment speeds ranging from 174.8% to 287.0%.

The weighted average amortization period is 7 years. Estimated amortization expense for each of the next five years is (in thousands):

2009	100
2010	83
2011	40
2012	20
2013	10

During the third quarter of 2008 we sold approximately $1.8 million of the guaranteed portion of some SBA loans and recognized servicing assets in the amount of $40 thousand. These assets are being amortized over the remaining lives of the loans, and the unamortized servicing asset at December 31, 2008 was $37 thousand which approximates fair value.

7.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Land	$38	$38
Building and improvements	1,546	1,546
Leasehold improvements	1,604	1,170
Furniture and equipment	1,814	1,617

	5,002	4,371
Less accumulated depreciation and amortization	1,404	875

Bank premises and equipment, net	$3,598	$3,496

Depreciation and amortization expense for 2008, 2007 and 2006 was $529 thousand, $456 thousand and $306 thousand, respectively. Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2008 are as follows (in thousands):

2009	$1,025
2010	955
2011	973
2012	799
2013	660
Thereafter	1,303

$5,715

The leases contain options to extend for periods of 2 to 6 years. Rental expense for 2008, 2007 and 2006 was $1.0 million, $707 thousand and $231 thousand, respectively.

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in the balance for goodwill during the year follows (in thousands):

	2008	2007
Beginning of year	$8,713	$10,423
Adjustment related to deferred tax assets obtained in 1st Service Bank acquisition	—	(1,945)
Other adjustments related to 1st Service Bank acquisition	—	235

End of year	$8,713	$8,713

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

Acquired Intangible Assets

Acquired intangible assets were as follows at year end (in thousands):

	December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$5,089	$(1,948)	$3,141

	December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$5,089	$(1,222)	$3,867

Amortization expense of intangibles for the years ended December 31, 2008, 2007 and 2006 was $727 thousand, $727 thousand and $458 thousand, respectively. Estimated amortization expense of intangibles for the years ended December 31 follows (in thousands):

2009	$727
2010	727
2011	727
2012	691
2013	270

9.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 was $65.8 million and $38.9 million, respectively. At December 31, 2008, the scheduled maturities of time deposits are as follows (in thousands):

2009	$197,415
2010	20,948
2011	2,283
2012	2,846
2013	1,325

$224,817

10.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (FHLB) overnight advances, federal funds purchased and securities sold under agreements to repurchase that mature within one year, which are secured transactions with customers or broker/dealers. Other short-term borrowings consist of the following (in thousands):

	2008	2007	2006
FHLB overnight advances	$—	$5,500	$—
Securities sold under agreements to repurchase	20,890	10,001	5,033

Total	$20,890	$15,501	$5,033

Weighted average interest rate at year end	0.54%	3.91%	4.07%
For the periods ended December 31, 2008, 2007 and 2006:
Average outstanding balance	$18,179	$11,729	$9,453
Average interest rate during the year	1.82%	4.53%	4.80%
Maximum month-end outstanding balance	$23,007	$26,607	$14,337

11.	FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the Federal Home Loan Bank were as follows (in thousands):

	2008	2007
FHLB fixed rate advance maturing January 2010 with a rate of 2.82%	$5,000	$—
FHLB convertible advances maturing from August 2012 through October 2012 with fixed rates from 3.86% to 4.20%, and a weighted average interest rate of 4.05% (1)	25,000	25,000

Total FHLB advances	$30,000	$25,000

(1)	These advances have a five year maturity and are convertible to adjustable rate advances at the option of the FHLB of Atlanta after the first year and quarterly thereafter. If converted, the adjustable rate advances will be priced at a spread to 3-month LIBOR.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. FHLB advances are collateralized by eligible investment securities and a blanket pledge of eligible real estate loans. At December 31, 2008, Sonabank had available collateral to borrow an additional $62 million from the FHLB.

12.	INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,195	$1,001
Organization costs	291	323
Unearned loan fees and other	187	170
Net operating loss carryover	1,103	1,306
Purchase accounting	365	725
Other than temporary impairment charge	672	150
Net unrealized loss on securities available for sale	1,291	370
Other	81	24

Total deferred tax assets	5,185	4,069

Deferred tax liabilities:
Core deposit intangible amortization	252	430
Depreciation	120	163

Total deferred tax liabilities	372	593

	4,813	3,476
Valuation allowance	—	—

Net deferred tax assets	$4,813	$3,476

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

At December 31, 2008, SNBV had net operating loss carryforwards of approximately $3.2 million which expire in 2026. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2008 or 2007. SNBV and its subsidiary file a consolidated U. S. federal tax return, and SNBV files a Virginia state income tax return. These returns are subject to examination by taxing authorities for all years after 2004.

The provision for income taxes consists of the following for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Current tax expense	$731	$877	$423
Deferred tax benefit	(416)	(385)	(423)
Change in valuation allowance	—	(384)	—

Income tax expense	$315	$108	$—

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 34% to pretax income for the years ended December 31, 2008, 2007 and 2006 due to the following (in thousands):

	2008	2007	2006
Computed expected tax expense	$518	$627	$343
Reduction in tax expense resulting from:
Change in valuation allowance	—	(384)	(343)
Income from bank-owned life insurance	(200)	(118)	—
Other, net	(3)	(17)	—

Income tax expense	$315	$108	$—

13.	EMPLOYEE BENEFITS

SNBV has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by SNBV. Expense for 2008 and 2007 was $60 thousand and $52 thousand, respectively. In 2006 there were no matching contributions made by SNBV. The 401(k) does not provide for investment in SNBV stock.

A deferred compensation plan that covers two executive officers was established in 2007. Under the plan, the Bank pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest over 10 years, beginning with the individual’s retirement. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation in 2008 and 2007 was $160 thousand and $65 thousand, respectively. The deferred compensation liability was $226 thousand and $65 thousand as of December 31, 2008 and 2007, respectively.

14.	STOCK-BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options. The purpose of the plan is to afford key employees an incentive to remain in the employ of SNBV and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in SNBV’s future success. Under the plans, the option’s exercise price cannot be less than the fair market value of the stock on the grant date. The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted:

	2008	2007	2006
Dividend yield	0.00%	0.00%	—
Expected life	10 years	10 years	—
Expected volatility	19.17%	18.23%	—
Risk-free interest rate	3.51%	4.81%	—
Weighted average fair value per option granted	$3.51	$6.32	—

•	We have paid no dividends.

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

A summary of the activity in the stock option plan for 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	173,525	$9.27
Granted	44,500	9.20
Forfeited	(5,100)	10.39
Exercised	—	—

Options outstanding, end of period	212,925	$9.23	6.9	$—

Vested or expected to vest	212,925	$9.23	6.9	$—
Exercisable at end of period	168,905	$9.12	6.4	$—

As of December 31, 2008, unrecognized compensation expense associated with stock options was $128 thousand which is expected to be recognized over a weighted average period of 4 years.

15.	WARRANTS

As part of the purchase price of the fixed assets related to the Leesburg branch, SNBV issued 61,000 warrants for the purchase of its common stock at an exercise price of $12.73 per share during the first quarter of 2008. The warrants expire in three years. The fair value of each warrant issued was estimated using the Black-Scholes options-pricing model. As a result of issuing the warrants, $51 thousand was recorded as Additional paid in capital. The following weighted-average assumptions were used to value the warrants:

Dividend yield	0.00%
Expected life	3 years
Expected volatility	19.17%
Risk-free interest rate	2.11%
Weighted average fair value per warrant	$0.84

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $1.6 million and $1.2 million as of December 31, 2008 and 2007, respectively.

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

At December 31, 2008 and 2007, we had unfunded lines of credit and undisbursed construction loan funds totaling $39.0 million and $54.5 million, respectively. Our approved loan commitments were $2.1 million and $10.8 million at December 31, 2008 and 2007, respectively. Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

17.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2008, 2007 and 2006 (in thousands, except per share data):

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the year ended December 31, 2008
Basic EPS	$1,208	6,799	$0.18
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$1,208	6,799	$0.18

For the year ended December 31, 2007
Basic EPS	$1,736	6,799	$0.26
Effect of dilutive stock options and warrants	—	77	—

Diluted EPS	$1,736	6,876	$0.25

For the year ended December 31, 2006
Basic EPS	$1,009	4,245	$0.24
Effect of dilutive stock options and warrants	—	79	—

Diluted EPS	$1,009	4,324	$0.23

There were 356,425 anti-dilutive options and warrants during 2008. There were 5,500 anti-dilutive options during 2007, and there were no anti-dilutive options during 2006.

18.	REGULATORY MATTERS

SNBV and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on SNBV’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), SNBV must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. At December 31, 2008 and 2007, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for prompt corrective action.

Quantitative measures established by regulation to ensure capital adequacy require SNBV to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2008, that SNBV meets all capital adequacy requirements to which it is subject.

The capital amounts and ratios for SNBV and Sonabank at year end are presented in the following table (in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
SNBV
Tier 1 risk-based capital ratio	$58,495	17.46%	$13,404	4.00%	N/A	N/A
Total risk-based capital ratio	62,684	18.71%	26,808	8.00%	N/A	N/A
Leverage ratio	58,495	13.71%	17,063	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$56,055	16.73%	$13,402	4.00%	$20,103	6.00%
Total risk-based capital ratio	60,243	17.98%	26,804	8.00%	33,505	10.00%
Leverage ratio	56,055	13.14%	17,063	4.00%	21,329	5.00%

2007
SNBV
Tier 1 risk-based capital ratio	$56,662	18.50%	$12,253	4.00%	N/A	N/A
Total risk-based capital ratio	60,138	19.63%	24,506	8.00%	N/A	N/A
Leverage ratio	56,662	16.03%	14,136	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$54,237	17.71%	$12,251	4.00%	$18,376	6.00%
Total risk-based capital ratio	57,713	18.84%	24,502	8.00%	30,628	10.00%
Leverage ratio	54,237	15.35%	14,136	4.00%	17,670	5.00%

SNBV’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2009, the Bank could, without prior approval, declare dividends of approximately $1.7 million plus any 2009 net profits retained to the date of the dividend declaration.

19.	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Southern National Bancorp of Virginia, Inc. follows (in thousands):

CONDENSED BALANCE SHEETS

DECEMBER 31,

	2008	2007
ASSETS
Cash	$2,384	$2,375
Investment in subsidiary	66,336	66,850
Other assets	56	50

Total assets	$68,776	$69,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock	$68	$68
Additional paid in capital	69,516	69,436
Retained earnings	1,697	489
Accumulated other comprehensive loss	(2,505)	(718)

Total stockholders’ equity	68,776	69,275

Total liabilities and stockholders’ equity	$68,776	$69,275

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands)

	2008	2007	2006
Equity in undistributed net income of subsidiary	$1,273	$1,785	$1,009
Other operating expenses	99	74	—

Income before income taxes	1,174	1,711	1,009
Income tax benefit	(34)	(25)	—

Net income	$1,208	$1,736	$1,009

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands)

	2008	2007	2006
Operating activities:
Net income	$1,208	$1,736	$1,009
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiary	(1,273)	(1,785)	(1,009)
Other, net	74	(44)	—

Net cash and cash equivalents provided (used) by operating activities	9	(93)	—

Investing activities:
Investment in subsidiary	—	—	(24,002)

Net cash and cash equivalents used in investing activities	—	—	(24,002)

Financing activities:
Issuance of common stock	—	—	26,420

Net cash and cash equivalents provided by financing activities	—	—	26,420

Increase (decrease) in cash and cash equivalents	9	(93)	2,418
Cash and cash equivalents at beginning of period	2,375	2,468	50

Cash and cash equivalents at end of period	$2,384	$2,375	$2,468

Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for net assets in acquisition	$—	$—	$8,506

20.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows (in thousands):

	2008	2007	2006
Change in unrealized loss on available for sale securities	$(1)	$(1,492)	$(31)
Reclassification adjustment for net losses realized in income	1,267	440	—
Unrealized loss on securities transferred from available for sale to held to maturity, net of recovery	(3,974)	—	—

Net unrealized loss	(2,708)	(1,052)	(31)
Tax effect	921	358	10

Net-of-tax amount	$(1,787)	$(694)	$(21)

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Income (Loss) Before Taxes	Net Income (Loss)	Earnings (Loss) Per Share
					Basic	Diluted
	(dollars in thousands)
2008
First quarter	$6,388	$3,195	$677	$501	$0.07	$0.07
Second quarter	5,848	2,915	601	450	0.07	0.07
Third quarter (1)	6,020	3,031	(526)	(757)	(0.11)	(0.11)
Fourth quarter	6,070	3,202	771	1,014	0.15	0.15
2007
First quarter	$4,854	$2,466	$474	$474	$0.07	$0.07
Second quarter	5,248	2,647	594	647	0.10	0.09
Third quarter	5,549	2,670	636	467	0.07	0.07
Fourth quarter	6,098	2,880	140	146	0.02	0.02

(1)	In the third quarter of 2008 management recognized an other than temporary impairment charge on FHLMC preferred stock. See Footnote 2 in the Financial Statements.

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

Management assessed the effectiveness of SNBV’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.—Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Committees of the Board—Audit Committee, “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 pursuant to Regulation 14A under the Exchange Act (the “2009 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2009 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders” in the 2009 Proxy Statement is incorporated herein by reference in response to this item.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Party Transactions” in the 2009 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.—Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm are in Part II, Item 8 on pages 45 through 74

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2008 and 2007

Consolidated Statements of Income—Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The following are filed or furnished, as noted below, as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.2	Certificate of Amendment to the Articles of Incorporation dated February 1, 2005 (incorporated herein by reference to Exhibit 3.2 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.3	Certificate of Amendment to the Articles of Incorporation dated May 16, 2006 (incorporated herein by reference to Exhibit 3.3 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.4	Amended and Restated Bylaws (incorporated by reference to SNBV’s Annual Report on Form 10-K for the year ended December 31, 2006)

4.1	Specimen Stock Certificate of SNBV (incorporated herein by reference to Exhibit 4.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

4.2	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.2 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

4.3	Form of Amendment to Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

10.1+	2004 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

10.2+	Form of Change in Control Agreement with Ms. Derrico and Mr. Porter (incorporated herein by reference to Exhibit 10.2 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 13 of the notes to consolidated financial statements included in this report

21.0*	Subsidiaries of the Registrant

23.1*	Consent of BDO Seidman, LLP

23.2*	Consent of Crowe Horwath LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.

By:	/s/ GEORGIA S. DERRICO	Date: March 11, 2009
Georgia S. Derrico
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2009.

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