Form 10-Q
period 2009-03-31
Southern National Bancorp of Virginia Inc
filed 2009-05-14
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

Commission File No. 001-33037

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia	20-1417448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6830 Old Dominion Drive

McLean, Virginia 22101

(Address of principal executive offices) (zip code)

(703) 893-7400

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

YES  ☒            NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐            NO  ☐

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

As of April 30, 2009, there were 6,798,547 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

March 31, 2009

ITEM I - FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands) (Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$1,908	$1,506
Interest-bearing deposits in other financial institutions	2,543	13,256

Total cash and cash equivalents	4,451	14,762

Securities available for sale, at fair value	5,468	15,633

Securities held to maturity, at amortized cost (fair value of $47,033 and $48,784, respectively)	60,165	59,326

Loans, net of unearned income	318,293	302,266
Less allowance for loan losses	(4,460)	(4,218)

Net loans	313,833	298,048

Stock in Federal Reserve Bank and Federal Home Loan Bank	4,188	4,041
Bank premises and equipment, net	3,503	3,598
Goodwill	8,713	8,713
Core deposit intangibles, net	2,959	3,141
Bank-owned life insurance	13,582	13,435
Other real estate owned	3,476	3,434
Deferred tax assets, net	4,835	4,813
Other assets	2,840	2,980

Total assets	$428,013	$431,924

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$21,511	$23,219
Interest-bearing deposits:
NOW accounts	7,684	8,472
Money market accounts	47,274	51,040
Savings accounts	2,092	1,912
Time deposits	224,284	224,817

Total interest-bearing deposits	281,334	286,241

Total deposits	302,845	309,460

Securities sold under agreements to repurchase and other short-term borrowings	23,379	20,890
Federal Home Loan Bank (FHLB) advances	30,000	30,000
Other liabilities	2,519	2,798

Total liabilities	358,743	363,148

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 6,798,547 shares at March 31, 2009 and December 31, 2008	68	68
Additional paid in capital	69,528	69,516
Retained earnings	2,223	1,697
Accumulated other comprehensive loss	(2,549)	(2,505)

Total stockholders’ equity	69,270	68,776

Total liabilities and stockholders’ equity	$428,013	$431,924

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Interest and dividend income:
Interest and fees on loans	$4,604	$5,231
Interest and dividends on taxable securities	782	1,106
Interest and dividends on other earning assets	40	76

Total interest and dividend income	5,426	6,413

Interest expense:
Interest on deposits	2,067	2,777
Interest on borrowings	313	416

Total interest expense	2,380	3,193

Net interest income	3,046	3,220

Provision for loan losses	480	452

Net interest income after provision for loan losses	2,566	2,768

Noninterest income:
Account maintenance and deposit service fees	132	116
Income from bank-owned life insurance	148	145
Net gain (loss) on other real estate owned	87	(175)
Gain on securities	223	—
Other	4	35

Total noninterest income	594	121

Noninterest expenses:
Salaries and benefits	1,063	970
Occupancy expenses	387	342
Furniture and equipment expenses	121	124
Amortization of core deposit intangible	182	182
Virginia franchise tax expense	141	137
FDIC assessment	174	49
Data processing expense	80	65
Telephone and communication expense	65	60
Other operating expenses	220	283

Total noninterest expenses	2,433	2,212

Income before income taxes	727	677
Income tax expense	201	176

Net income	$526	$501

Comprehensive income	$482	$230

Earnings per share, basic and diluted	$0.08	$0.07

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(dollars in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance - January 1, 2009	$68	$69,516	$1,697	$(2,505)		$68,776
Comprehensive income:
Net income			526		$526	526
Stock-based compensation expense		12				12
Change in unrealized gain on available for sale securities (net of tax, $22)				(44)	(44)	(44)

Total comprehensive income					$482

Balance - March 31, 2009	$68	$69,528	$2,223	$(2,549)		$69,270

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(dollars in thousands) (Unaudited)

	2009	2008
Operating activities:
Net income	$526	$501
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	129	131
Amortization , net	177	127
Provision for loan losses	480	452
Earnings on bank-owned life insurance	(148)	(145)
Stock based compensation expense	12	7
Gain on securities	(223)	—
Net (gain) loss on other real estate owned	(87)	175
Net (increase) decrease in other assets	98	(149)
Net increase (decrease) in other liabilities	(279)	534

Net cash and cash equivalents provided by operating activities	685	1,633

Investing activities:
Proceeds from sales of securities available for sale	9,852	—
Proceeds from paydowns, maturities and calls of securities available for sale	461	1,667
Purchases of securities held to maturity	(4,210)	(5,470)
Proceeds from paydowns, maturities and calls of securities held to maturity	3,429	2,408
Loan originations and payments, net	(16,545)	(13,834)
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(147)	(225)
Proceeds from sale of other real estate owned	324	277
Purchases of bank premises and equipment	(34)	(90)

Net cash and cash equivalents used in investing activities	(6,870)	(15,267)

Financing activities:
Net increase (decrease) in deposits	(6,615)	20,934
Proceeds from Federal Home Loan Bank advances	—	5,000
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	2,489	(4,028)

Net cash and cash equivalents provided by (used in) financing activities	(4,126)	21,906

Increase (decrease) in cash and cash equivalents	(10,311)	8,272
Cash and cash equivalents at beginning of period	14,762	1,308

Cash and cash equivalents at end of period	$4,451	$9,580

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$2,855	$2,951
Income taxes	—	150
Supplemental schedule of noncash investing and financing activities
Transfer from loans to other real estate owned	280	84
Acquisition of fixed assets related to Leesburg Branch	—	501

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2009

1.	ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a national bank chartered on April 14, 2005, under the laws of the United States of America. On January 1, 2009, Sonabank changed from a nationally chartered bank to a state chartered bank and moved its headquarters from Charlottesville to McLean, Virginia. Going forward, Sonabank will be regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond. Currently, all of the communities served by Sonabank are located in Virginia, and Sonabank does very little lending outside Virginia. The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations. Sonabank conducts full-service banking operations in Charlottesville, Clifton Forge, Leesburg, Warrenton and Fairfax County in Virginia.

The consolidated financial statements include the accounts of Southern National Bancorp of Virginia, Inc. and its subsidiary. Significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“U. S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in SNBV’s Form 10-K for the year ended December 31, 2008.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the carrying value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, mortgage servicing rights, other real estate owned and deferred tax assets.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FSP FAS 157-4). This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is shall be effective for interim and annual reporting periods ending after June 15, 2009. Management is in the process of evaluating the impact of this FSP on our results of operations and financial position.

In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U. S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. One change to current practice relates to management’s assertion regarding recovery of fair value declines. Currently, when determining whether an impairment is other-than-temporary, an entity must assess whether it has the intent and ability to hold a security until recovery of its cost basis. Under this FSP, an entity must assess whether it intends to sell the security or if it is more likely than not that it will be required to sell the security prior to recovery. If the entity does not intend to sell the security or if it is more likely than not that it will not be required to sell the security before its anticipated recovery, then all available evidence should be considered to estimate the anticipated period over which the cost basis of the security is expected to recover. If the entity does not anticipate recovery of its cost basis, an other-than-temporary impairment should be considered to have occurred and the credit loss component should be recognized in earnings and the other components should be recognized in other comprehensive income. Both the credit and noncredit components will be presented in the income statement. The total other-than-temporary impairment charge will be reduced by the amount recognized in other comprehensive income. This FSP shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. This FSP is shall be effective for interim and annual reporting periods ending after June 15, 2009. Management is in the process of evaluating the impact of this FSP on our results of operations and financial position.

Also in April 2009, FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is shall be effective for interim and annual reporting periods ending after June 15, 2009. Management is in the process of evaluating the impact of this FSP on our results of operations and financial position.

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

SNBV granted 41,500 options during the first quarter of 2009. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the three months ended March 31, 2009:

Dividend yield	0.00%
Expected life	10 years
Expected volatility	25.17%
Risk-free interest rate	2.70%
Weighted average fair value per option granted	$2.23

•	We have paid no dividends.

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

For the three months ended March 31, 2009 and 2008, stock-based compensation expense was $12 thousand and $7 thousand, respectively. As of March 31, 2009, unrecognized compensation expense associated with the stock options was $205 thousand which is expected to be recognized over a weighted average period of 4.2 years.

A summary of the activity in the stock option plan during the three months ended March 31, 2009 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	212,925	$9.23
Granted	41,500	5.50
Forfeited	—	—
Exercised	—	—

Options outstanding, end of period	254,425	$8.62	7.2	$41

Vested or expected to vest	254,425	$8.62	7.2	$41

Exercisable at end of period	177,885	$9.15	6.3	$—

3.	SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

March 31, 2009	Fair Value	Gross Unrealized
		Gains	Losses
Mortgage-backed securities	$5,438	$74	$—
FHLMC preferred stock	30	6	—

Total	$5,468	$80	$—

December 31, 2008	Fair Value	Gross Unrealized
		Gains	Losses
Mortgage-backed securities	$15,609	$243	$(65)
FHLMC preferred stock	24	—	—

Total	$15,633	$243	$(65)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

March 31, 2009	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
Mortgage-backed securities	$36,929	$1,170	$(2)	$38,097
Collateralized mortgage obligations	4,127	11	(1,241)	2,897
Corporate Bonds	19,109	—	(13,070)	6,039

	$60,165	$1,181	$(14,313)	$47,033

December 31, 2008	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
Mortgage-backed securities	$34,924	$783	$(71)	$35,636
Collateralized mortgage obligations	5,282	15	(834)	4,463
Corporate Bonds	19,120	—	(10,435)	8,685

	$59,326	$798	$(11,340)	$48,784

During the quarter ended March 31, 2009, we sold $9.9 million of available-for-sale mortgage-backed securities resulting in a gross gain of $223 thousand. There were no sales of securities during the first quarter of 2008. The tax provision related to the 2009 realized gain was $76 thousand.

Securities with a carrying amount of approximately $46.5 million and $55.8 million at March 31, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. As outlined in the table below, there are 13 securities with stated maturities totaling approximately $8.1 million in the portfolio that are considered temporarily impaired at March 31, 2009. Management has concluded that the fair value is expected to recover as the securities approach their maturity date and/or market conditions improve, and management has the positive intent and ability to hold to recovery. All the securities continue to perform according to the contractual terms except for MMCF XVIII which has deferred interest payments (see discussion in subsequent paragraphs). The following tables present information regarding securities in a continuous unrealized loss position as of March 31, 2009 and December 31, 2008 (in thousands) by duration of time in a loss position:

	Less than 12 months		12 Months or More		Total
March 31, 2009	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Mortgage-backed securities	$907	$(2)	$—	$—	$907	$(2)
Collateralized mortgage obligations	1,118	(1,241)	—	—	1,118	(1,241)
Corporate bonds	—	—	6,039	(13,070)	6,039	(13,070)

	$2,025	$(1,243)	$6,039	$(13,070)	$8,064	$(14,313)

	Less than 12 months		12 Months or More		Total
December 31, 2008	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Mortgage-backed securities	$9,372	$(136)	$—	$—	$9,372	$(136)
Collateralized mortgage obligations	1,676	(834)	—	—	1,676	(834)
Corporate bonds	4,028	(3,860)	4,657	(6,575)	8,685	(10,435)

	$15,076	$(4,830)	$4,657	$(6,575)	$19,733	$(11,405)

As of March 31, 2009, we owned pooled trust preferred securities as follows:

	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Value	Estimated Incremental Defaults Required to Adversely Impact Cash Flows
Security	Moody’s	Fitch	Moody’s	Fitch
						(in thousands)
ALESCO VII A1B	Aaa	AAA	A3	AA	$8,863	$7,845	$2,926	$302,000
MMCF II B	A3	AA-	Baa2	BBB	612	559	288	25,200
MMCF III B	A3	A-	Baa3	B	720	702	339	37,100
TPREF FUNDING II	A1	A-	Caa3	CC	1,500	1,297	314	59,700
ALESCO V C1	A2	A	Ca	CC	2,000	1,678	414	37,100
ALESCO XV C1	A3	A-	Ca	CC	3,000	1,983	467	66,300
ALESCO XVI C	A3	A-	Ca	CC	2,000	1,521	305	44,900
TRAP 2007-XII C1	A3	A	Ca	CC	2,000	1,405	349	87,627
TRAP 2007-XIII D	NR	A-	NR	C	2,000	1,369	498	66,002
MMC FUNDING XVIII	A3	A-	Ca	C	1,014	750	139	40,900

					$23,709	$19,109	$6,039

All but one of the trust preferred securities owned by Sonabank continue to pay principal and interest in accordance with the contractual terms of the securities. MMC Funding XVIII reported new deferrals which caused a failure in the Class A/B Principal Coverage Test in the fourth quarter of 2008. When this happens the cash flows to the lower classes are temporarily suspended and used to pay down the principal of the senior classes in order to restore the over-collateralization levels of the senior classes. The bonds will continue to accrue interest, but it will be capitalized rather than paid in cash, also known as payment in kind. Interest will be earned on the capitalized interest. Once the senior class coverage test is satisfied, the lower classes will begin to receive current interest as well as capitalized interest. Accordingly, we did not receive the interest payment on MMC Funding XVIII in December 2008 since the deferrals are handled as payments in kind. We did receive a partial interest payment of $4 thousand on this security in March 2009.

Management has evaluated each of these securities for potential impairment under EITF 99-20-1 and has reviewed each of the issues’ collateral participants using various techniques including the ratings provided in the Bank Financial Quarterly published by IDC Financial Publishing, Inc. Management has also reviewed the interest and principal coverage of each of the tranches it owns. We have received analyses from outside analysts to estimate the amount of additional defaults/deferrals it would take to adversely impact the expected cash flows for each security. These cash flow models assume that all existing and additional defaults/deferrals are immediate and have a recovery rate ranging from 0% to 10%. Based on our review of the collateral participants, we do not project future defaults/deferrals to exceed the amount of incremental defaults required to adversely impact cash flows. We believe that the risk of prepayments is extremely low, and the impact on existing cushions would be minimal. While further deterioration in the entire banking sector is possible, at this time the issues we own have cushions above the expected defaults or deferrals and are generating cash flows so that it is probable that we will receive all contractual cash flows, and we have determined that an other than temporary impairment does not exist.

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

We also own $2.4 million of the SARM 2005-22 1A2. This CMO is still rated AAA by Standard and Poors but was downgraded to BBB by Fitch during the fourth quarter of 2008. This security was originated in 2005. The average FICO score of the underlying loans at origination was 748. As of March 31, 2009, delinquencies of more than 60 days, foreclosures, REO and bankruptcies totaled 23.2% compared to 21.5% at December 31, 2008. However, credit support is 14.9 compared to 14 when originally issued, which provides coverage of 1.87 times projected losses in the collateral. The fair market value is $1.1 million. We have evaluated this security for potential impairment under EITF 99-20-1 and determined that an other than temporary impairment does not exist.

We own 80,000 shares of the Freddie Mac perpetual preferred stock Series V. We have recorded total OTTI charges on this security of $1.976 million during 2008 and 2007. The fair value at March 31, 2009 was $30 thousand.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Mortgage loans on real estate:
Commercial	$114,420	$104,866
Construction loans to residential builders	4,417	4,752
Other construction and land loans	43,806	51,836
Residential 1-4 family	65,502	60,376
Multi- family residential	7,514	5,581
Home equity lines of credit	12,239	11,509

Total real estate loans	247,898	238,920

Commercial loans	67,509	60,820
Consumer loans	3,425	3,074

Gross loans	318,832	302,814

Less unearned income on loans	(539)	(548)

Loans, net of unearned income	$318,293	$302,266

The following summarizes activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Balance, beginning of period	$4,218	$3,476
Provision charged to operations	480	452
Recoveries credited to allowance	2	7

Total	4,700	3,935

Loans charged off	(240)	(80)

Balance, end of period	$4,460	$3,855

Loans identified as impaired in accordance with SFAS 114 totaled $1.3 million as of March 31, 2009. This compares to $974 thousand of impaired loans at December 31, 2008. The increase in impaired loans since December 31, 2008, is attributable to the impairment during the first quarter of 2009 of two residential mortgage loans totaling $617 thousand offset by one loan in the amount of $304 thousand which is now current and no longer considered impaired. Nonaccrual loans were $1.2 million and $1.1 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, there were no loans past due 90 days or more and accruing interest, and there was one loan in the amount of $135 thousand past due 90 days or more and accruing interest at December 31, 2008.

5.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

Advances from the FHLB consist of the following (in thousands):

	March 31, 2009	December 31, 2008
FHLB fixed rate advance maturing January 2010 with a rate of 2.82%	$5,000	$5,000

FHLB convertible advances maturing from August 2012 through October 2012 with fixed rates from 3.86% to 4.20%, and a weighted average interest rate of 4.05% (1)	25,000	25,000

Total FHLB advances	$30,000	$30,000

(1)	These advances have a five year maturity and are convertible to adjustable rate advances at the option of the FHLB of Atlanta after the first year and quarterly thereafter. If converted, the adjustable rate advances will be priced at a spread to 3-month LIBOR.

6.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $1.6 million as of March 31, 2009 and December 31, 2008.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit is based on the contractual amount of these instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

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

At March 31, 2009 and December 31, 2008, we had unfunded lines of credit and undisbursed construction loan funds totaling $38.5 million and $39.0 million, respectively. Our approved loan commitments were $2.3 million and $2.1 million at March 31, 2009 and December 31, 2008, respectively.

7.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

For the three months ended March 31, 2009
Basic EPS	$526	6,799	$0.08
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$526	6,799	$0.08

For the three months ended March 31, 2008
Basic EPS	$501	6,799	$0.07
Effect of dilutive stock options and warrants	—	16	—

Diluted EPS	$501	6,815	$0.07

There were 397,925 anti-dilutive options and warrants during the three months ended March 31, 2009, and there were 111,000 anti-dilutive options and warrants during the three months ended March 31, 2008.

8.	FAIR VALUE

FAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$5,468	$—	$5,468	$—

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$15,633	$—	$15,633	$—

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

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS 114 at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired in accordance with SFAS 114 totaled $1.3 million as of March 31, 2009 with an allocated allowance for loan losses totaling $243 thousand compared to a carrying amount of $974 thousand with an allocated allowance for loan losses totaling $378 thousand at December 31, 2008. Charge-offs related to impaired loans were $40 thousand during the first quarter of 2009, and there were none during the first quarter of 2008.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. OREO is further evaluated quarterly for any additional impairment. Fair value is classified as Level 3 in the fair value hierarchy. The total amount of OREO was $3.5 million and $3.4 million at March 31, 2009 and December 31, 2008, respectively.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report dated December 31, 2008 on Form 10-K. Results of operations for the three month period ended March 31, 2009 are not necessarily indicative of results that may be attained for any other period.

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

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a national bank chartered on April 14, 2005, under the laws of the United States of America. On January 1, 2009, Sonabank changed from a nationally chartered bank to a state chartered bank and moved its headquarters from Charlottesville to McLean, Virginia. Going forward, Sonabank will be regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond. Currently, all of the communities served by Sonabank are located in Virginia, and Sonabank does very little lending outside Virginia. Moreover, the change should save the company in excess of $35 thousand in regulatory fees per year with increased savings as assets grow in the future. The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations. Sonabank conducts full-service banking operations in Charlottesville, Clifton Forge, Leesburg, Warrenton and Fairfax County in Virginia.

RESULTS OF OPERATIONS

Net Income

For the three months ended March 31, 2009, our net income was $526 thousand compared to net income of $501 thousand for the same period in 2008, an increase of 5%.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the three months ended March 31, 2009 was $3.0 million compared to $3.2 million for the same period last year. Average interest-earning assets for the three months ended March 31, 2009 increased $42.2 million over the same period in 2008. Approximately $38.2 million of this growth was an increase in average loans outstanding. Average investment securities decreased by $8.6 million in the quarter ended March 31, 2009, compared to the same period last year. The average balance of other earning assets, primarily interest-earning accounts at the Federal Reserve Bank of Richmond (FRB) and the Federal Home Loan Bank of Atlanta (FHLB), increased from $6.0 million during the first quarter of 2008 to $18.5 million during the first quarter of 2009. The average yield on interest-earning assets decreased from 7.31% in 2008 to 5.57% in 2009 primarily because of the prime rate decreases of 400 basis points during 2008 which accompanied the Federal Reserve Board’s reductions in its federal funds target rate. The daily average prime rate during the first quarter of 2008 was 6.21% compared to 3.25% during the first quarter of 2009. Average interest-bearing liabilities for the three months ended March 31, 2009 increased $39.7 million compared to the same period in 2008. Average interest-bearing deposits increased by $32.8 million, while average borrowings increased by $6.9 million compared to the first quarter of 2008. The average cost of interest-bearing liabilities decreased from 4.29% in 2008 to 2.85% in 2009. The interest rate spread for the three months ended March 31, 2009 decreased from 3.02% to 2.72% compared to the same period last year. The net interest margin for the three months ended March 31, 2009 decreased to 3.12% from 3.67% compared to the same period last year.

The decline in the interest margin was a result of several factors. In addition to the prime rate decreases previously discussed, we have maintained much more cash in interest-earning accounts at the FRB and the FHLB during the first quarter of 2009 than we usually do, although the balance as of March 31, 2009 was down to $2.5 million which is a more normal level. The negative carry on our interest-earning deposit accounts cost us 9 basis points. We normally receive dividends on our stock in the Federal Home Loan Bank of Atlanta. In the first quarter of 2008 we received dividends of $31 thousand. In the first quarter of 2009 we received none at all as a result of the FHLB of Atlanta having to take an other than temporary impairment (OTTI) charge on its holding of private label mortgage securities. This reduced the net interest margin by 4 basis points.

Our commercial loans (non-real estate), acquisition and development loans, construction loans and SBA loans are predominately priced to a spread over the prime rate, and these loans reprice virtually immediately. Commercial real estate loans are generally priced at a spread over the one, three or five year constant maturity treasury yield (CMT) or our marginal cost of funds and fixed for one, three or five years. On the liability side of the balance sheet we have a large segment of our funding which floats; but certificates of deposit (CDs) reprice only at maturity resulting in a lag which can adversely affect net interest income and the net interest margin when interest rates decline. We saw substantial improvements during the first quarter of 2009. We had

CDs mature during the first quarter in an amount of $72.1 million (of which $55.3 million were brokered) with a weighted average rate of 3.20%. During the quarter we issued $63.6 million in new CDs (none of which were brokered) at an average rate of 1.59%. A small part of that favorably impacted the first quarter. Much more of it will impact the second and future quarters. The decreases in the federal funds target rate during 2007 and 2008 have had a negative impact on our net interest margin. In order to protect the Bank’s margins, as of November 2008 we have begun to set floors on all new loans as well as renewals.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis For the Three Months Ended
	3/31/2009			3/31/2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$309,188	$4,604	6.04%	$270,995	$5,231	7.76%
Investment securities	67,528	782	4.63%	76,104	1,106	5.81%
Other earning assets	18,547	40	0.87%	5,951	76	5.11%

Total earning assets	395,263	5,426	5.57%	353,050	6,413	7.31%

Allowance for loan losses	(4,258)			(3,622)
Total non-earning assets	42,112			40,572

Total assets	$433,117			$390,000

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$7,778	2	0.10%	$6,076	4	0.25%
Money market accounts	50,665	200	1.60%	55,532	459	3.32%
Savings accounts	2,019	1	0.10%	2,357	1	0.25%
Time deposits	226,831	1,864	3.33%	190,574	2,313	4.88%

Total interest-bearing deposits	287,293	2,067	2.92%	254,539	2,777	4.39%
Borrowings	52,008	313	2.44%	45,080	416	3.71%

Total interest-bearing liabilities	339,301	2,380	2.85%	299,619	3,193	4.29%

Noninterest-bearing liabilities:
Demand deposits	22,845			18,649
Other liabilities	1,743			2,259

Total liabilities	363,889			320,527
Stockholders’ equity	69,228			69,473

Total liabilities and stockholders’ equity	$433,117			$390,000

Net interest income		$3,046			$3,220

Interest rate spread			2.72%			3.02%
Net interest margin			3.12%			3.67%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses is a current charge to earnings made in order to increase the allowance for loan losses to a level deemed appropriate by management based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectability. Our loan loss allowance is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment. The risk factors are determined by considering peer data, internal and external factors affecting loan collectability, as well as applying management’s judgment.

The provision for loan losses charged to operations for the three months ended March 31, 2009 and 2008 were $480 thousand and $452 thousand, respectively. Provision expense for the year ended December 31, 2008 was $1.7 million. We had charge-offs totaling $240 thousand and $80 thousand during the quarters ended March 31, 2009 and 2008, respectively. We had recoveries totaling $2 thousand and $7 thousand during the quarters ended March 31, 2009 and 2008, respectively. We had charge-offs, net of recoveries, for the year ended December 31, 2008 in the amount of $915 thousand. The increase in provision expense for the first quarter of 2009 relative to 2008 is attributable to the growth and composition of the portfolio, charge-offs, as well as management’s assessment of the current economic and market environment and its impact on loan collectability. Total non-farm jobs in the Commonwealth of Virginia declined approximately 92,500, or 2.5%, between January 2008 and March 2009. This is the largest decline in the number and percent of non-farm jobs in the Commonwealth for at least the last 20 years.

Noninterest Income

The following table presents the major categories on noninterest income for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$132	$116	$16
Income from bank-owned life insurance	148	145	3
Net gain (loss) on other real estate owned	87	(175)	262
Gain on securities	223	—	223
Other	4	35	(31)

Total noninterest income	$594	$121	$473

The increase in noninterest income was largely attributable to two factors. We had a gain of $223 thousand on the sale of available-for-sale mortgage-backed securities during the first quarter of 2009. We also had a gain of $87 thousand on the sale of other real estate owned during the three months ended March 31, 2009. During the first quarter of 2008, we had a write-down on other real estate owned (OREO) in the amount of $200 thousand which was offset by a gain of $25 thousand on the sale of OREO. The decrease in other noninterest income of $31 thousand was attributable to reductions in net loan servicing income of $14 thousand and miscellaneous fees on loans and letters of credit of $17 thousand compared to the first quarter of 2008. The change in account maintenance and deposit service fees is the result of increased activity.

Noninterest Expense

The following table presents the major categories on noninterest expense for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008	Change
	(dollars in thousands)
Salaries and benefits	$1,063	$970	$93
Occupancy expenses	387	342	45
Furniture and equipment expenses	121	124	(3)
Amortization of core deposit intangible	182	182	—
Virginia franchise tax expense	141	137	4
FDIC assessment	174	49	125
Data processing expense	80	65	15
Telephone and communication expense	65	60	5
Other operating expenses	220	283	(63)

Total noninterest expense	$2,433	$2,212	$221

Noninterest expense increased $221 thousand, or 10% compared to the first quarter of 2008. Most of this increase was due to higher FDIC insurance expense because of higher assessment rates for the quarter ended March 31, 2009. We anticipate that assessment rates will rise even more for the second quarter of 2009, and we expect that a special assessment will be imposed to recapitalize the FDIC Deposit Insurance Fund sometime during 2009. The increase in salaries and benefits was largely attributable to an increase from 59 full-time equivalent employees at March 31, 2008 to 66 at March 31, 2009, due primarily to the additional staffing of the Leesburg branch. The increase in occupancy expense was due primarily to inflationary increases in rent expense and one additional month of rent expense for the Leesburg branch compared to the first quarter of 2008.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $428.0 million at March 31, 2009, as compared to $431.9 million at December 31, 2008. Net loans grew from $298.0 million at the end of 2008 to $313.8 million at March 31, 2009. Investment securities, available for sale and held to maturity, decreased to $65.6 million at March 31, 2009 compared to $75.0 million at December 31, 2008. Cash and cash equivalents decreased from $14.8 million at December 31, 2008 to $4.5 million at March 31, 2009.

As of March 31, 2009, total deposits were $302.8 million compared to $309.5 million as of December 31, 2008. The decline was attributable mostly to a decrease in money market accounts and noninterest-bearing demand deposits. Time deposits decreased approximately $500 thousand during the first quarter of 2009. Brokered CDs were $63.0 million at March 31, 2009, compared to $118.3 million at December 31, 2008. This decrease in brokered CDs was replaced with new CDs, none of which were brokered.

Loan Portfolio

The commercial real estate loan category increased by 9%, rising from $104.9 million at year-end to $114.4 million at March 31, 2009. The commercial and industrial loan category increased by 11% to $67.5 million. Residential 1-4 family mortgage loans increased by 8% to $65.5 million.

The following table summarizes the composition of our loan portfolio as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Mortgage loans on real estate:
Commercial	$114,420	$104,866
Construction loans to residential builders	4,417	4,752
Other construction and land loans	43,806	51,836
Residential 1-4 family	65,502	60,376
Multi- family residential	7,514	5,581
Home equity lines of credit	12,239	11,509

Total real estate loans	247,898	238,920

Commercial loans	67,509	60,820

Consumer loans	3,425	3,074

Gross loans	318,832	302,814

Less unearned income on loans	(539)	(548)

Loans, net of unearned income	$318,293	$302,266

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

We require appraisals on loans over $250 thousand secured by real estate. In instances where appraisals reflect reduced collateral values, we make an evaluation of the borrower’s overall financial condition to determine the need, if any, for possible write-down to their net realizable values. We record other real estate owned at fair value less our estimated costs to sell.

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

In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114) the Bank employs systems and processes necessary to identify and revalue “impaired loans.” Loans identified as impaired in accordance with SFAS 114 totaled $1.3 million as of March 31, 2009. This compares to $974 thousand of impaired loans at December 31, 2008. The increase in impaired loans since December 31, 2008, is attributable to the impairment during the first quarter of 2009 of two residential mortgage loans totaling $617 thousand offset by one loan in the amount of $304 thousand which is now current and no longer considered impaired. Nonaccrual loans were $1.2 million and $1.1 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, there were no loans past due 90 days or more and accruing interest, and there was one loan in the amount of $135 thousand past due 90 days or more and accruing interest at December 31, 2008.

Nonperforming assets increased slightly by $19 thousand to $4.7 million at March 31, 2009. We have an internal loan review process and a loan committee which provide on-going monitoring to identify and address issues with problem loans. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at March 31, 2009.

At the end of last quarter we reported that Sonabank had one residential property in OREO and one for which foreclosure was pending. The one property in OREO at year end has been sold at a small gain. We have foreclosed on the property which was pending and are actively marketing the property.

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

The following table sets forth selected asset quality ratios as of the dates indicated:

	As of
	March 31, 2009	December 31, 2008
Allowance for loan losses to total loans	1.40%	1.40%
Nonperforming assets to allowance for loan losses	104.62%	110.17%
Nonperforming assets to total assets	1.09%	1.08%

Securities

Investment securities, available for sale and held to maturity, were $65.6 million at March 31, 2009 compared to $75.0 million at December 31, 2008.

At March 31, 2009 the securities portfolio (held to maturity and available for sale) was comprised of the following:

•

$42.4 million of FNMA and FHLMC mortgage-backed securities. Since the conservatorship, these securities carry the full faith and credit of the U.S. Government. As of March 31, 2009, the fair market value of these securities was $43.5 million.

•	As of March 31, 2009 we owned pooled trust preferred securities broken down as follows:

Security	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Value	Estimated Incremental Defaults Required to Adversely Impact Cash Flows
	Moody’s	Fitch	Moody’s	Fitch
						(in thousands)
ALESCO VII A1B	Aaa	AAA	A3	AA	$8,863	$7,845	$2,926	$302,000
MMCF II B	A3	AA-	Baa2	BBB	612	559	288	25,200
MMCF III B	A3	A-	Baa3	B	720	702	339	37,100
TPREF FUNDING II	A1	A-	Caa3	CC	1,500	1,297	314	59,700
ALESCO V C1	A2	A	Ca	CC	2,000	1,678	414	37,100
ALESCO XV C1	A3	A-	Ca	CC	3,000	1,983	467	66,300
ALESCO XVI C	A3	A-	Ca	CC	2,000	1,521	305	44,900
TRAP 2007-XII C1	A3	A	Ca	CC	2,000	1,405	349	87,627
TRAP 2007-XIII D	NR	A-	NR	C	2,000	1,369	498	66,002
MMC FUNDING XVIII	A3	A-	Ca	C	1,014	750	139	40,900

					$23,709	$19,109	$6,039

All but one of the trust preferred securities owned by Sonabank continue to pay principal and interest in accordance with the contractual terms of the securities. MMC Funding XVIII reported new deferrals which caused a failure in the Class A/B Principal Coverage Test in the fourth quarter of 2008. When this happens the cash flows to the lower classes are temporarily suspended and used to pay down the principal of the senior classes in order to restore the over-collateralization levels of the senior classes. The bonds will continue to accrue interest, but it will be capitalized rather than paid in cash, also known as payment in kind. Interest will be earned on the capitalized interest. Once the senior class coverage test is satisfied, the lower classes will begin to receive current interest as well as capitalized interest. Accordingly, we did not receive the interest payment on MMC Funding XVIII in December 2008 since the deferrals are handled as payments in kind. We did receive a partial interest payment of $4 thousand on this security in March 2009.

Management has evaluated each of these securities for potential impairment under EITF 99-20-1 and has reviewed each of the issues’ collateral participants using various techniques including the ratings provided in the Bank Financial Quarterly published by IDC Financial Publishing, Inc. Management has also reviewed the interest and principal coverage of each of the tranches it owns. We have received analyses from outside analysts to estimate the amount of additional defaults/deferrals it would take to adversely impact the expected cash flows for each security. These cash flow models assume that all existing and additional defaults/deferrals are immediate and have a recovery rate ranging from 0% to 10%. Based on our review of the collateral participants, we do not project future defaults/deferrals to exceed the amount of incremental defaults required to adversely impact cash flows. While further deterioration in the entire banking sector is possible, at this time the issues we own have cushions above the expected defaults or deferrals and are generating cash flows so that it is probable that we will receive all contractual cash flows, and we have determined that an other than temporary impairment does not exist.

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

We also own $2.4 million of the SARM 2005-22 1A2. This CMO is still rated AAA by Standard and Poors but was downgraded to BBB by Fitch during the fourth quarter of 2008. This security was originated in 2005. The average FICO score of the underlying loans at origination was 748. As of March 31, 2009, delinquencies of more than 60 days, foreclosures, REO and bankruptcies totaled 23.2% compared to 21.5% at December 31, 2008. However, credit support is 14.9 compared to 14 when originally issued, which provides coverage of 1.87 times projected losses in the collateral. The fair market value is $1.1 million. We have evaluated this security for potential impairment under EITF 99-20-1 and determined that an other than temporary impairment does not exist.

We own 80,000 shares of the Freddie Mac perpetual preferred stock Series V. We have recorded total OTTI charges on this security of $1.976 million in 2008 and 2007. The fair value at March 31, 2009 was $30 thousand.

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

Due to the uncertain economic environment, we have maintained much more cash in interest-earning accounts at the FRB and the FHLB during the fourth quarter of 2008 and the first quarter of 2009 than we usually do. The average balance held in these interest-earning accounts was $14.5 million and $14.1 million during the quarters ended March 31, 2009 and December 31, 2008, respectively. The balance as of March 31, 2009 was down to $2.5 million which is a more normal level.

We prepare a monthly cash flow report which forecasts weekly cash needs and availability for the coming three months, based on forecasts of loan closings from our pipeline report and other factors. Management anticipates that future funding requirements will be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the periods indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
SNBV
Tier 1 risk-based capital ratio	$59,217	14.92%	$15,877	4.00%	N/A	N/A
Total risk-based capital ratio	63,677	16.04%	31,755	8.00%	N/A	N/A
Leverage ratio	59,217	14.09%	16,814	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$56,779	14.31%	$15,874	4.00%	$23,811	6.00%
Total risk-based capital ratio	61,240	15.43%	31,748	8.00%	39,685	10.00%
Leverage ratio	56,779	13.51%	16,814	4.00%	21,017	5.00%

December 31, 2008
SNBV
Tier 1 risk-based capital ratio	$58,495	17.46%	$13,404	4.00%	N/A	N/A
Total risk-based capital ratio	62,684	18.71%	26,808	8.00%	N/A	N/A
Leverage ratio	58,495	13.71%	17,063	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$56,055	16.73%	$13,402	4.00%	$20,103	6.00%
Total risk-based capital ratio	60,243	17.98%	26,804	8.00%	33,505	10.00%
Leverage ratio	56,055	13.14%	17,063	4.00%	21,329	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of March 31, 2009 and December 31, 2008:

	Sensitivity of Market Value of Portfolio Equity As of March 31, 2009
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$63,156	$(1,922)	-2.95%	14.76%	91.17%
Up 200	64,774	(304)	-0.47%	15.13%	93.51%
Up 100	65,768	690	1.06%	15.37%	94.94%
Base	65,078	—	0.00%	15.20%	93.95%
Down 100	61,976	(3,102)	-4.77%	14.48%	89.47%
Down 200	60,747	(4,331)	-6.66%	14.19%	87.70%
Down 300	60,148	(4,930)	-7.58%	14.05%	86.83%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2008
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$58,494	$(148)	-0.25%	13.54%	85.05%
Up 200	59,229	$587	1.00%	13.71%	86.12%
Up 100	59,369	$727	1.24%	13.75%	86.32%
Base	58,642	$—	0.00%	13.58%	85.27%
Down 100	55,649	$(2,993)	-5.10%	12.88%	80.91%
Down 200	53,797	$(4,845)	-8.26%	12.46%	78.22%
Down 300	53,535	$(5,107)	-8.71%	12.39%	77.84%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2009 and December 31, 2008 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

	Sensitivity of Net Interest Income As of March 31, 2009
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$14,327	$791	3.64%	0.20%
Up 200	14,208	672	3.61%	0.17%
Up 100	14,034	498	3.57%	0.13%
Base	13,536	—	3.44%	0.00%
Down 100	14,328	792	3.64%	0.20%
Down 200	15,346	1,810	3.90%	0.46%
Down 300	15,347	1,811	3.90%	0.46%

	Sensitivity of Net Interest Income As of December 31, 2008
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$13,134	$1,682	3.31%	0.42%
Up 200	12,609	1,157	3.18%	0.29%
Up 100	12,058	606	3.05%	0.16%
Base	11,452	—	2.89%	0.00%
Down 100	12,205	753	3.08%	0.19%
Down 200	12,892	1,440	3.25%	0.36%
Down 300	12,891	1,439	3.25%	0.36%

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

ITEM 1A – RISK FACTORS

As of March 31, 2009 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

May 14, 2009	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

May 14, 2009	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer