Form 10-Q
period 2009-06-30
Southern National Bancorp of Virginia Inc
filed 2009-08-14
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of July 31, 2009, there were 6,798,547 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

June 30, 2009

ITEM I - FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands) (Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$1,768	$1,506
Interest-bearing deposits in other financial institutions	5,662	13,256

Total cash and cash equivalents	7,430	14,762

Securities available for sale, at fair value	4,775	15,633

Securities held to maturity, at amortized cost (fair value of $47,507 and $48,784, respectively)	52,990	59,326

Loans, net of unearned income	326,219	302,266
Less allowance for loan losses	(4,571)	(4,218)

Net loans	321,648	298,048

Stock in Federal Reserve Bank and Federal Home Loan Bank	4,464	4,041
Bank premises and equipment, net	3,379	3,598
Goodwill	8,713	8,713
Core deposit intangibles, net	2,778	3,141
Bank-owned life insurance	13,723	13,435
Other real estate owned	3,415	3,434
Deferred tax assets, net	5,811	4,813
Other assets	3,593	2,980

Total assets	$432,719	$431,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$25,249	$23,219
Interest-bearing deposits:
NOW accounts	7,226	8,472
Money market accounts	50,313	51,040
Savings accounts	2,263	1,912
Time deposits	229,773	224,817

Total interest-bearing deposits	289,575	286,241

Total deposits	314,824	309,460

Securities sold under agreements to repurchase and other short-term borrowings	18,220	20,890
Federal Home Loan Bank (FHLB) advances	30,000	30,000
Other liabilities	2,127	2,798

Total liabilities	365,171	363,148

Commitments and contingencies (See Note 5)	—	—
Stockholders’ equity:
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 6,798,547 shares at June 30, 2009 and December 31, 2008	68	68
Additional paid in capital	69,541	69,516
Retained earnings	2,246	1,697
Accumulated other comprehensive loss	(4,307)	(2,505)

Total stockholders’ equity	67,548	68,776

Total liabilities and stockholders’ equity	$432,719	$431,924

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividend income :
Interest and fees on loans	$4,860	$4,784	$9,464	$10,015
Interest and dividends on taxable securities	675	1,001	1,456	2,107
Interest and dividends on other earning assets	36	78	77	154

Total interest and dividend income	5,571	5,863	10,997	12,276

Interest expense:
Interest on deposits	1,764	2,575	3,831	5,352
Interest on borrowings	317	358	630	774

Total interest expense	2,081	2,933	4,461	6,126

Net interest income	3,490	2,930	6,536	6,150

Provision for loan losses	545	255	1,025	706

Net interest income after provision for loan losses	2,945	2,675	5,511	5,444

Noninterest income:
Account maintenance and deposit service fees	138	118	270	234
Income from bank-owned life insurance	140	145	288	290
Net gain (loss) on other real estate owned	30	—	117	(175)
Total other-than-temporary impairment losses	(5,367)	(124)	(5,367)	(124)
Portion of loss recognized in other comprehensive income (before taxes)	4,504	—	4,504	—

Net credit impairment losses recognized in earnings	(863)	(124)	(863)	(124)
Gain on sales of securities	—	—	223	—
Other	53	8	57	43

Total noninterest income (loss)	(502)	147	92	268

Noninterest expenses:
Salaries and benefits	936	948	1,999	1,918
Occupancy expenses	387	379	774	721
Furniture and equipment expenses	125	123	246	247
Amortization of core deposit intangible	182	182	363	363
Virginia franchise tax expense	140	137	282	274
FDIC special assessment	190	—	190	—
FDIC assessment	123	50	297	99
Data processing expense	79	66	159	131
Telephone and communication expense	63	63	128	123
Other operating expenses	249	273	469	557

Total noninterest expenses	2,474	2,221	4,907	4,433

Income (loss) before income taxes	(31)	601	696	1,279
Income tax expense (benefit)	(54)	151	147	328

Net income	$23	$450	$549	$951

Other comprehensive loss:
Unrealized gain (loss) on available for sale securities	$8	$(2,315)	$133	$(2,726)
Realized amount on securities sold, net	—	—	(223)	—
Non-credit component of other-than-temporary impairment on held-to-maturity securities net of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(2,671)	—	(2,639)	—

Net unrealized loss	(2,663)	(2,315)	(2,729)	(2,726)
Tax effect	(905)	(787)	(927)	(927)

Other comprehensive loss	(1,758)	(1,528)	(1,802)	(1,799)

Comprehensive loss	$(1,735)	$(1,078)	$(1,253)	$(848)

Earnings per share, basic and diluted	$0.00	$0.07	$0.08	$0.14

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(dollars in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Loss	Total
Balance - January 1, 2009	$68	$69,516	$1,697	$(2,505)		$68,776
Comprehensive income:
Net income			549		$549	549
Stock-based compensation expense		25				25
Change in other comprehensive income (loss) (net of tax, $927)				(1,802)	(1,802)	(1,802)

Total comprehensive loss					$(1,253)

Balance - June 30, 2009	$68	$69,541	$2,246	$(4,307)		$67,548

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(dollars in thousands) (Unaudited)

	2009	2008
Operating activities:
Net income	$549	$951
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	258	267
Amortization , net	347	271
Provision for loan losses	1,025	706
Earnings on bank-owned life insurance	(288)	(290)
Stock based compensation expense	25	13
Impairment on held-to-maturity securities	863	124
Gain on sales of securities	(223)	—
Net (gain) loss on other real estate owned	(117)	175
Net increase in other assets	(738)	(181)
Net increase (decrease) in other liabilities	(671)	321

Net cash and cash equivalents provided by operating activities	1,030	2,357

Investing activities:
Proceeds from sales of securities available for sale	9,852	—
Proceeds from paydowns, maturities and calls of securities available for sale	1,161	4,814
Purchases of securities held to maturity	(4,210)	(12,419)
Proceeds from paydowns, maturities and calls of securities held to maturity	7,092	5,486
Loan originations and payments, net	(25,123)	(29,298)
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(423)	(162)
Proceeds from sale of other real estate owned	634	277
Purchases of bank premises and equipment	(39)	(112)

Net cash and cash equivalents used in investing activities	(11,056)	(31,414)

Financing activities:
Net increase in deposits	5,364	34,367
Proceeds from Federal Home Loan Bank advances	—	5,000
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	(2,670)	2,003

Net cash and cash equivalents provided by financing activities	2,694	41,370

Increase (decrease) in cash and cash equivalents	(7,332)	12,313
Cash and cash equivalents at beginning of period	14,762	1,308

Cash and cash equivalents at end of period	$7,430	$13,621

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$4,891	$5,793
Income taxes	380	700
Supplemental schedule of noncash investing and financing activities
Transfer from loans to other real estate owned	498	84
Acquisition of fixed assets related to Leesburg Branch	—	501

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

1.	ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a national bank chartered on April 14, 2005, under the laws of the United States of America. On January 1, 2009, Sonabank changed from a nationally chartered bank to a state chartered bank and moved its headquarters from Charlottesville to McLean, Virginia. Going forward, Sonabank will be regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond. Currently, all of the communities served by Sonabank are located in Virginia, and Sonabank does very little lending outside Virginia. The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations. Sonabank conducts full-service banking operations in Fairfax County (Reston, McLean and Fairfax), Charlottesville, Warrenton, Leesburg and Clifton Forge. All of our branches are in Virginia.

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

Subsequent events have been evaluated through August 14, 2009, the date that the financial statements were issued.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FSP FAS 157-4). This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We have adopted this FSP for the interim reporting period ended June 30, 2009, and we followed this guidance to estimate the fair value of trust preferred securities. See Note 3 and Note 7.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U. S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. One change to current practice relates to management’s assertion regarding recovery of fair value declines. Currently, when determining whether impairment is other-than-temporary, an entity must assess whether it has the intent and ability to hold a security until recovery of its cost basis. Under this FSP, an entity must assess whether it intends to sell the security or if it is more likely than not that it will be required to sell the security prior to recovery. If the entity does not intend to sell the security or if it is more likely than not that it will not be required to sell the security before its anticipated recovery, then all available evidence should be considered to estimate the anticipated period over which the cost basis of the security is expected to recover. If the entity does not anticipate recovery of its cost basis, an other-than-temporary impairment should be considered to have occurred and the credit loss component should be recognized in earnings and the other components should be recognized in other comprehensive income. Both the credit and noncredit components will be presented in the income statement. The total other-than-temporary impairment charge will be reduced by the amount recognized in other comprehensive income. This FSP shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We have adopted this FSP effective April 1, 2009. As a result of implementing the FSP, the amount of OTTI recognized in income for the period was $863 thousand. Had the FSP not been issued, the amount of OTTI that would have been recognized in income for the period would have been $5.4 million. No adjustments were recorded to prior OTTI charges upon adoption as these were for equity securities.

Also in April 2009, FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We have adopted this FSP for the interim reporting period ended June 30, 2009, and it did not have a material impact on our results of operations or financial position as it only required additional disclosures which are included in Note 7.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP addresses concerns raised by constituents about the application of Statement No. 141(R) to assets and liabilities arising from contingencies in a business combination. The FSP provides a model more consistent with that provided in the original Statement No. 141 to account for pre-acquisition contingencies. The FSP requires an acquirer to recognize at fair value “an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.” The FSP is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP FAS 141(R)-1 is expected to have an impact on our accounting for any business combinations closing on or after January 1, 2009.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The impact of adoption did not have a material impact on our results of operations or financial position.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating this standard but does not expect the impact of adoption to be material to our results of operations or financial position.

On June 12, 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R). Statement No. 167 amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Unlike FIN 46 (R), this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE. It is expected that the amendments will result in more entities consolidating VIEs that previously were not consolidated The Statement will also require additional disclosures about an enterprise’s involvement in variable interest entities. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating this standard but does not expect the impact of adoption to be material to our results of operations or financial position.

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

SNBV granted 41,500 options during the first six months of 2009. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the six months ended June 30, 2009:

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

For the three and six months ended June 30, 2009, stock-based compensation expense was $13 thousand and $25 thousand, respectively, compared to $6 thousand and $13 thousand for the same periods last year. As of June 30, 2009, unrecognized compensation expense associated with the stock options was $193 thousand which is expected to be recognized over a weighted average period of 3.9 years.

A summary of the activity in the stock option plan during the six months ended June 30, 2009 follows (dollars in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	212,925	$9.23
Granted	41,500	5.50
Forfeited	—	—
Exercised	—	—

Options outstanding, end of period	254,425	$8.62	7.0	$112

Vested or expected to vest	254,425	$8.62	7.0	$112
Exercisable at end of period	177,885	$9.15	6.1	$—

3.	SECURITIES

The amortized cost and fair value of securities available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
June 30, 2009		Gains	Losses
Residential government-sponsored mortgage-backed securities	$4,664	$76	$—	$4,740
FHLMC preferred stock	24	11	—	35

Total	$4,688	$87	$—	$4,775

	Amortized Cost	Gross Unrealized		Fair Value
December 31, 2008		Gains	Losses
Residential government-sponsored mortgage-backed securities	$15,431	$243	$(65)	$15,609
FHLMC preferred stock	24	—	—	24

Total	$15,455	$243	$(65)	$15,633

The carrying amount and fair value of securities held-to-maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized		Fair Value
June 30, 2009		Gains	Losses
Residential government-sponsored mortgage-backed securities	$34,110	$1,019	$(20)	$35,109
Residential government-sponsored collateralized mortgage obligations	1,071	13	—	1,084
Other residential collateralized mortgage obligations	2,247	—	(1,027)	1,220
Trust preferred securities	15,562	—	(5,468)	10,094

	$52,990	$1,032	$(6,515)	$47,507

	Carrying Amount	Gross Unrecognized		Fair Value
December 31, 2008		Gains	Losses
Residential government-sponsored mortgage-backed securities	$34,924	$783	$(71)	$35,636
Residential government-sponsored collateralized mortgage obligations	2,772	15	—	2,787
Other residential collateralized mortgage obligations	2,510	—	(834)	1,676
Trust preferred securities	19,120	—	(10,435)	8,685

	$59,326	$798	$(11,340)	$48,784

The fair value and carrying amount, if different, of debt securities as of June 30, 2009 by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage securities, are shown separately.

	Held to Maturity		Available for Sale
	Carrying Amount	Fair Value	Fair Value
Due after ten years	$15,562	$10,094	$—
Residential mortgage-backed securities	34,110	35,109	4,740
Residential collateralized mortgage obligations	3,318	2,304	—

Total	$52,990	$47,507	$4,740

During the six months ended June 30, 2009, we sold $9.9 million of available-for-sale mortgage-backed securities resulting in a gross gain of $223 thousand. There were no sales of securities during the first six months of 2008, or for the quarters ended June 30, 2009 and 2008. The tax provision related to the 2009 realized gain was $76 thousand. Also impacting earnings in 2009 was an other-than-temporary impairment (“OTTI”) charge related to credit loss on three trust preferred securities in the amount of $863 thousand which is described below. In the first six months of 2008, we recognized an OTTI charge in the amount of $124 thousand on an investment in FHLMC perpetual preferred stock.

Securities with a carrying amount of approximately $42.2 million and $55.8 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. As outlined in the table below, there are 9 securities with stated maturities totaling approximately $15.3 million in the portfolio that are considered temporarily impaired at June 30, 2009. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of June 30, 2009. All of these securities continue to perform according to the contractual terms except for MMCF XVIII, TRAP 2007-XII and TRAP 2007-XIII which have deferred interest payments (see discussion in subsequent paragraphs). The following tables present information regarding securities in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008 (in thousands) by duration of time in a loss position:

	Less than 12 months		12 Months or More		Total
June 30, 2009	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential mortgage-backed securities	$3,978	$(20)	$—	$—	$3,978	$(20)
Residential collateralized mortgage obligations	—	—	1,220	(1,027)	1,220	(1,027)
Trust preferred securities	—	—	10,094	(5,468)	10,094	(5,468)

	$3,978	$(20)	$11,314	$(6,495)	$15,292	$(6,515)

	Less than 12 months		12 Months or More		Total
December 31, 2008	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential mortgage-backed securities	$9,372	$(136)	$—	$—	$9,372	$(136)
Residential collateralized mortgage obligations	1,676	(834)	—	—	1,676	(834)
Trust preferred securities	4,028	(3,860)	4,657	(6,575)	8,685	(10,435)

	$15,076	$(4,830)	$4,657	$(6,575)	$19,733	$(11,405)

As of June 30, 2009, we owned pooled trust preferred securities as follows:

	Tranche Level	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Value	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Sandler O’Neill (a) Sterne Agee (b) Estimated Incremental Defaults Required to Break Yield (1)		Previously Recognized Cumulative Other Comprehensive Loss (2)
Security		Moody’s	Fitch	Moody’s	Fitch
	(in thousands)
Investment Grade:
ALESCO VII A1B	Senior	Aaa	AAA	A3	AA	$8,832	$7,828	$6,118	$99,300	16%	$303,717	b	$335
MMCF II B	Senior Sub	A3	AA-	Baa2	BBB	583	533	494	28,000	22%	25,300	a	50
MMCF III B	Senior Sub	A3	A-	Baa3	B	709	691	390	10,000	8%	38,100	a	17

						10,124	9,052	7,002					$402

Other:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	CC	1,500	1,299	552	87,000	25%	30,200	a	201
TRAP 2007-XII C1	Mezzanine	A3	A	Ca	CC	2,000	1,409	251	84,750	17%	91,559	b	591
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,012	1,382	380	86,000	11%	91,439	b	630
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,020	757	246	62,500	19%	28,600	a	264

						6,532	4,847	1,429					$1,686

													Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
Other Than Temporarily Impaired:
ALESCO V C1	Mezzanine	A2	A	Ca	CC	2,000	704	704	63,500	19%	(1,002)	b	$1,293	$3
ALESCO XV C1	Mezzanine	A3	A-	Ca	CC	3,018	420	420	169,250	25%	(31,475)	b	1,800	799
ALESCO XVI C	Mezzanine	A3	A-	Ca	CC	2,012	539	539	110,000	22%	(9,851)	b	1,411	61

						7,030	1,663	1,663					$4,504	$863

Total						$23,686	$15,562	$10,094

(1)	A break in yield for a given tranche means that defaults/deferrals have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment). In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche. This represents additional defaults beyond those assumed in our cash flow modeling.

(2)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity

(3)	Pre-tax

Five of the trust preferred securities owned by Sonabank have not continued to pay principal and interest in accordance with the contractual terms of the securities. MMC Funding XVIII continues to defer interest payments since the fourth quarter of 2008. TRAP XII, TRAP XIII, ALESCO XV and ALESCO XVI have had new deferrals which caused failures in senior class principal coverage tests during the second quarter of 2009. When this happens the cash flows to the lower classes are temporarily suspended and used to pay down the principal of the senior classes in order to restore the over-collateralization levels of the senior classes. The bonds will continue to accrue interest, but it will be capitalized rather than paid in cash, also known as payment in kind. Interest will be earned on the capitalized interest at the current coupon rate. Once the senior class coverage test is satisfied, the lower classes will begin to receive current interest as well as capitalized interest.

Management has evaluated each of these securities for potential impairment under EITF 99-20-1 and the most recently issued FSP guidance described in Note 1, and has reviewed each of the issues’ collateral participants using various techniques including the ratings provided in the Bank Financial Quarterly published by IDC Financial Publishing, Inc. Management has also reviewed the interest and principal coverage of each of the tranches it owns. In performing a detailed cash flow analysis of each security, management works with independent third parties to identify its best estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following assumptions:

•	Unless the company has received funding under TARP, we assume that all of the issuers rated 1 by IDC Financial Publishing that have not already defaulted will default immediately with 100% loss.

•

We assume that annual defaults for the remaining life of each security will be 37.5 basis points. We assume recoveries ranging from 0% to 75% on deferrals after two years depending on the IDC rating of the deferring entity.

•

We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security. Our securities have been modeled using the above assumptions by Sandler O’Neill or FTN Financial using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

Management’s analysis in the second quarter deemed three of the ten trust preferred securities we own other than temporarily impaired. The cash flow analysis this quarter indicated that one security, ALESCO XV C1 would probably experience significant credit losses. Two others, ALESCO V C1 and ALESCO XVI C, would probably experience minor credit losses. We have recorded OTTI charges accordingly. The credit portion of the OTTI was recognized in net income and the remainder through other comprehensive income. The following table details the three trust preferred securities with OTTI, their credit rating at June 30, 2009 and the related credit losses recognized in earnings:

	ALESCO V C1 Rated Ca	ALESCO XV C1 Rated Ca	ALESCO XVI C Rated Ca	Total
Amount of other-than-temporary impairment related to credit loss at April 1, 2009	$—	$—	$—	$—
Addition	3	799	61	863

Amount of other-than-temporary impairment related to credit loss at June 30, 2009	$3	$799	$61	$863

We also own $2.2 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was downgraded from AAA to B by Standard and Poors in June 2009, but has been rated BBB by Fitch since the fourth quarter of 2008. This security was originated in 2005. The average FICO score of the underlying loans at origination was 748. As of June 30, 2009, delinquencies of more than 60 days, foreclosures and REO totaled 27.5% compared to 23.2% at March 31, 2009. Credit support is 13.9 compared to 14 when originally issued, which provides coverage of 1.54 times projected losses in the collateral. The fair market value is $1.2 million. We have evaluated this security for potential impairment and determined that an OTTI does not exist as of June 30, 2009.

We own 80,000 shares of the Freddie Mac perpetual preferred stock Series V. We have recorded total OTTI charges on this security of $1.976 million during 2008 and 2007. The fair value at June 30, 2009 was $35 thousand.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Mortgage loans on real estate:
Commercial	$126,998	$104,866
Construction loans to residential builders	4,844	4,752
Other construction and land loans	41,054	51,836
Residential 1-4 family	62,081	60,376
Multi- family residential	7,463	5,581
Home equity lines of credit	13,250	11,509

Total real estate loans	255,690	238,920
Commercial loans	67,759	60,820
Consumer loans	3,320	3,074

Gross loans	326,769	302,814
Less unearned income on loans	(550)	(548)

Loans, net of unearned income	$326,219	$302,266

The following summarizes activity in the allowance for loan losses for the six months ended June 30, 2009 and 2008 (in thousands):

	2009	2008
Balance, beginning of period	$4,218	$3,476
Provision charged to operations	1,025	706
Recoveries credited to allowance	84	8

Total	5,327	4,190
Loans charged off	(756)	(180)

Balance, end of period	$4,571	$4,010

Loans identified as impaired in accordance with SFAS 114 totaled $2.4 million as of June 30, 2009. This compares to $974 thousand of impaired loans at December 31, 2008. Included in impaired loans are nonaccrual loans in the amount of $2.2 million and $1.1 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, there were no loans past due 90 days or more and accruing interest, and there was one loan in the amount of $135 thousand past due 90 days or more and accruing interest at December 31, 2008.

5.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $1.4 million and $1.6 million as of June 30, 2009 and December 31, 2008, respectively.

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

At June 30, 2009 and December 31, 2008, we had unfunded lines of credit and undisbursed construction loan funds totaling $38.0 million and $39.0 million, respectively. Our approved loan commitments were $1.3 million and $2.1 million at June 30, 2009 and December 31, 2008, respectively.

6.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended June 30, 2009
Basic EPS	$23	6,799	$0.00
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$23	6,799	$0.00

For the three months ended June 30, 2008
Basic EPS	$450	6,799	$0.07
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$450	6,799	$0.07

For the six months ended June 30, 2009
Basic EPS	$549	6,799	$0.08
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$549	6,799	$0.08

For the six months ended June 30, 2008
Basic EPS	$951	6,799	$0.14
Effect of dilutive stock options and warrants	—	1	—

Diluted EPS	$951	6,800	$0.14

There were 397,925 anti-dilutive options and warrants during the three and six months ended June 30, 2009, and there were 356,425 and 105,900 anti-dilutive options and warrants during the three and six months ended June 30, 2008, respectively.

7.	FAIR VALUE

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

Assets measured at fair value on a recurring basis are summarized below:

	Total at June 30, 2009	Fair Value Measurements Using
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
Residential mortgage-backed securities	$4,740	$—	$4,740	$—
FHLMC preferred stock	35	—	35	—

Total available-for-sale securities	$4,775	$—	$4,775	$—

	Total at December 31, 2008	Fair Value Measurements Using
(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
Residential mortgage-backed securities	$15,609	$—	$15,609	$—
FHLMC preferred stock	24	—	24	—

Total available-for-sale securities	$15,633	$—	$15,633	$—

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

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

Since late 2007, the markets for trust preferred securities have become increasingly inactive. According to information received from FTN Financial, there have been no issuances of pooled trust preferred securities since 2007. Beginning in the second quarter of 2008, the purchase and sale activity of trust preferred securities decreased significantly as investors elected to hold the securities instead of selling them at depressed prices. Brokers have indicated that little if any activity is occurring in this sector, and the trust preferred securities trades that are taking place are primarily distressed sales. As a result, the bid-ask spreads have widened significantly and the volume of trades decreased compared to historical volumes.

The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, management utilized guidance in FSP FAS 157-4 to value these securities. The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own. We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio. When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used. We then use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI. The liquidity premiums were derived in consultation with FTN Financial. The liquidity premiums we used ranged from .25% to 4%, and the adjusted discount rates ranged from 7.93% to 16.55% . Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility. We have determined that our trust preferred securities are classified with Level 3 of the fair value hierarchy.

Based on our analysis in the second quarter of 2009, three of the ten trust preferred securities we own were considered to be other than temporarily impaired. The total par value of these three securities was $7.0 million and the fair value was $1.7 million at June 30, 2009. We recognized an OTTI charge of $863 thousand in net income and the remainder through other comprehensive income.

Impaired Loans

SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS 114 at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired in accordance with SFAS 114 totaled $2.4 million as of June 30, 2009 with an allocated allowance for loan losses totaling $194 thousand compared to a carrying amount of $974 thousand with an allocated allowance for loan losses totaling $378 thousand at December 31, 2008. Charge-offs related to impaired loans totaled $140 thousand and $100 thousand during the three and six months ended June 30, 2009 and 2008, respectively.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. OREO is further evaluated quarterly for any additional impairment. Fair value is classified as Level 3 in the fair value hierarchy. The total amount of OREO was $3.4 million at June 30, 2009 and December 31, 2008. There were no write-downs of OREO during the three and six months ended June 30, 2009 and the three months ended June 30, 2008. There were write-downs totaling $200 thousand during the six months ended June 30, 2008.

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments, not previously presented, were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$7,430	$7,430	$14,762	$14,762
Securities held to maturity	52,990	47,507	59,326	48,784
Stock in Federal Reserve Bank and Federal
Home Loan Bank	4,464	n/a	4,041	n/a
Net loans	321,648	323,473	298,048	298,304
Accrued interest receivable	1,454	1,454	1,395	1,395
Financial liabilities:
Deposits:
Demand deposits	32,475	32,475	31,691	31,691
Money market and savings accounts	52,576	52,576	52,952	52,952
Certificates of deposit	229,773	231,546	224,817	227,743
Securities sold under agreements to repurchase and other short-term borrowings	18,220	18,220	20,890	20,890
FHLB advances	30,000	30,418	30,000	33,436
Accrued interest payable	992	992	1,422	1,422

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

8.	WARRANTS

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

Dividend yield	0.00%
Expected life	3 years
Expected volatility	19.17%
Risk-free interest rate	2.11%
Weighted average fair value per warrant	$0.84

9.	BRANCH ACQUISITION

As previously announced Sonabank has entered into a definitive agreement to acquire the Warrenton branch office, approximately $26 million in selected loans and to assume approximately $26 million of the deposits from Millennium Bank, N.A. Under the agreement, approximately half of the loans are scheduled to be transferred to Sonabank at the end of July 2009. The remaining loans and the deposits will be transferred on September 28, 2009, subject to regulatory approval.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report dated December 31, 2008 on Form 10-K. Results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of results that may be attained for any other period.

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

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a national bank chartered on April 14, 2005, under the laws of the United States of America. On January 1, 2009, Sonabank changed from a nationally chartered bank to a state chartered bank and moved its headquarters from Charlottesville to McLean, Virginia. Going forward, Sonabank will be regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond. Currently, all of the communities served by Sonabank are located in Virginia, and Sonabank does very little lending outside Virginia. Moreover, the change should save the company in excess of $35 thousand in regulatory fees per year with increased savings as assets grow in the future. The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations. Sonabank conducts full-service banking operations in Fairfax County (Reston, McLean and Fairfax), Charlottesville, Warrenton, Leesburg and Clifton Forge. All of our branches are in Virginia.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended June 30, 2009 was $23 thousand and $549 thousand for the six months ended June 30, 2009 compared to $450 thousand and $951 thousand during the second quarter and the first six months of 2008. Earnings were adversely impacted by OTTI charges of $863 thousand before tax on three of our trust preferred securities which experienced significant incremental deferrals during the quarter. Earnings for the second quarter and the six months were also adversely impacted by the FDIC special assessment of $190 thousand before tax as well as increases in the regular assessment which amounted to $123 thousand during the second quarter of 2009 compared to $50 thousand during the second quarter of 2008.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the three months ended June 30, 2009 was $3.5 million compared to $2.9 million for the same period last year. Average interest-earning assets for the three months ended June 30, 2009 increased $30.5 million over the same period in 2008. Average loans outstanding increased by $38.1 million in the second quarter of 2009 compared to the second quarter of 2008. Average investment securities decreased by $14.4 million in the quarter ended June 30, 2009, compared to the same period last year. The average balance of other earning assets, primarily interest-earning accounts at the Federal Reserve Bank of Richmond (FRB) and the Federal Home Loan Bank of Atlanta (FHLB), increased from $7.6 million during the second quarter of 2008 to $14.5 million during the second quarter of 2009. The average yield on interest-earning assets decreased from 6.40% in 2008 to 5.60% in 2009 primarily because of the prime rate decreases of 400 basis points during 2008 which accompanied the Federal Reserve Board’s reductions in its federal funds target rate. Average interest-bearing liabilities for the three months ended June 30, 2009 increased $29.7 million compared to the same period in 2008. Average interest-bearing deposits increased by $26.0 million, while average borrowings increased by $3.8 million compared to the second quarter of 2008. The average cost of interest-bearing liabilities decreased from 3.78% in 2008 to 2.44% in 2009. The interest rate spread for the three months ended June 30, 2009 increased from 2.62% to 3.16% compared to the same period last year. The net interest margin for the three months ended June 30, 2009 increased to 3.51% from 3.20% compared to the same period last year.

The net interest margin on a linked quarter basis rose significantly from 3.12% in the first quarter of 2009 to 3.51% in the second quarter of 2009. The rise resulted from a small increase in the yield on loans from 6.04% in the first quarter to 6.08% in the second quarter. This was a result of a stabilized prime rate and Sonabank’s efforts to establish floors on prime rate based loans. This improvement was partially offset by a decline in the yield on investment securities from 4.63% in the first quarter to 4.24% in the second quarter. The yield on earning assets increased from 5.57% during the first quarter to 5.60% during the second quarter.

Net interest income for the six months ended June 30, 2009 was $6.5 million compared to $6.2 million for the same period last year. Average interest-earning assets for the six months ended June 30, 2009 increased $36.4 million over the same period in 2008. Average loans outstanding increased by $38.2 million in the first six months of 2009 compared to the same period in 2008. Average investment securities decreased by $11.5 million in the six months ended June 30, 2009, compared to the same period last year. The average balance of other earning assets, primarily interest-earning accounts at the Federal Reserve Bank of Richmond (FRB) and the Federal Home Loan Bank of Atlanta (FHLB), increased from $6.8 million during the first six months of 2008 to $16.5 million during the first six months of 2009. The average yield on interest-earning assets decreased from 6.84% in 2008 to 5.58% in 2009 primarily because of the prime rate decreases of 400 basis points during 2008 which accompanied the Federal Reserve Board’s reductions in its federal funds target rate. Average interest-bearing liabilities for the six months ended June 30, 2009 increased $34.7 million compared to the same period in 2008. Average interest-bearing deposits increased by $29.4 million, while average borrowings increased by $5.3 million compared to the first six months of 2008. The average cost of interest-bearing liabilities decreased from 4.03% in 2008 to 2.64% in 2009. The interest rate spread for the six months ended June 30, 2009 increased from 2.82% to 2.94% compared to the same period last year. The net interest margin for the six months ended June 30, 2009 decreased to 3.32% from 3.43% compared to the same period last year.

Our commercial loans (non-real estate), acquisition and development loans, construction loans and SBA loans are predominately priced to a spread over the prime rate, and these loans reprice virtually immediately. Commercial real estate loans are generally priced at a spread over the one, three or five year constant maturity treasury yield (CMT) or our marginal cost of funds and fixed for one, three or five years. On the liability side of the balance sheet we have a large segment of our funding which floats; but certificates of deposit (CDs) reprice only at maturity resulting in a lag which can adversely affect net interest income and the net interest margin when interest rates decline. We have seen substantial improvements during the first six months of 2009. We had CDs mature during the first six months in an amount of $133.0 million with a weighted average rate of 3.31%. During the same period we issued $144.2 million in new CDs at an average rate of 1.40%.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis For the Quarters Ended
	6/30/2009			6/30/2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$320,873	$4,860	6.08%	$282,800	$4,784	6.80%
Investment securities	63,729	675	4.24%	78,087	1,001	5.13%
Other earning assets	14,478	36	1.00%	7,647	78	4.10%

Total earning assets	399,080	5,571	5.60%	368,534	5,863	6.40%

Allowance for loan losses	(4,492)			(3,940)
Total non-earning assets	41,683			41,154

Total assets	$436,271			$405,748

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$6,959	2	0.10%	$6,462	4	0.24%
Money market accounts	48,225	191	1.59%	54,375	290	2.15%
Savings accounts	2,248	3	0.55%	2,287	1	0.25%
Time deposits	234,991	1,568	2.68%	203,327	2,280	4.51%

Total interest-bearing deposits	292,423	1,764	2.42%	266,451	2,575	3.89%
Borrowings	49,624	317	2.56%	45,848	358	3.14%

Total interest-bearing liabilities	342,047	2,081	2.44%	312,299	2,933	3.78%

Noninterest-bearing liabilities:
Demand deposits	22,341			20,716
Other liabilities	2,221			2,900

Total liabilities	366,609			335,915
Stockholders’ equity	69,662			69,833

Total liabilities and stockholders’ equity	$436,271			$405,748

Net interest income		3,490			2,930

Interest rate spread			3.16%			2.62%
Net interest margin			3.51%			3.20%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.

(2)	Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest Analysis For the Six Months Ended
	6/30/2009			6/30/2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$315,063	$9,464	6.06%	$276,897	$10,015	7.27%
Investment securities	65,618	1,456	4.44%	77,095	2,107	5.47%
Other earning assets	16,500	77	0.94%	6,798	154	4.56%

Total earning assets	397,181	10,997	5.58%	360,790	12,276	6.84%

Allowance for loan losses	(4,376)			(3,781)
Total non-earning assets	41,898			40,865

Total assets	$434,703			$397,874

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$7,366	4	0.10%	$6,269	8	0.24%
Money market accounts	49,438	391	1.59%	54,954	749	2.74%
Savings accounts	2,135	4	0.39%	2,322	3	0.25%
Time deposits	230,933	3,432	3.00%	196,951	4,592	4.69%

Total interest-bearing deposits	289,872	3,831	2.67%	260,496	5,352	4.13%
Borrowings	50,809	630	2.50%	45,464	774	3.42%

Total interest-bearing liabilities	340,681	4,461	2.64%	305,960	6,126	4.03%

Noninterest-bearing liabilities:
Demand deposits	22,592			19,682
Other liabilities	1,984			2,579

Total liabilities	365,257			328,221
Stockholders’ equity	69,446			69,653

Total liabilities and stockholders’ equity	$434,703			$397,874

Net interest income		$6,536			$6,150

Interest rate spread			2.94%			2.82%
Net interest margin			3.32%			3.43%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.

(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The provision for loan losses charged to operations for the three months ended June 30, 2009 and 2008 were $545 thousand and $255 thousand, respectively. We had charge-offs totaling $516 thousand and $100 thousand during the quarters ended June 30, 2009 and 2008, respectively. We had recoveries totaling $81 thousand and $1 thousand during the quarters ended June 30, 2009 and 2008, respectively.

The provision for loan losses charged to operations for the six months ended June 30, 2009 and 2008 were $1.0 million and $706 thousand, respectively. Provision expense for the year ended December 31, 2008 was $1.7 million. We had charge-offs totaling $756 thousand and $180 thousand during the six months ended June 30, 2009 and 2008, respectively. We had recoveries totaling $84 thousand and $8 thousand during the six months ended June 30, 2009 and 2008, respectively. We had charge-offs, net of recoveries, for the year ended December 31, 2008 in the amount of $915 thousand. The increase in provision expense for the first six months of 2009 relative to 2008 is attributable to the growth and composition of the portfolio, charge-offs, as well as management’s assessment of the current economic and market environment and its impact on loan collectability.

Noninterest Income

The following table presents the major categories on noninterest income (loss) for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,
	2009	2008	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$138	$118	$20
Income from bank-owned life insurance	140	145	(5)
Net gain on other real estate owned	30	—	30
Net impairment losses recognized in earnings	(863)	(124)	(739)
Other	53	8	45

Total noninterest income (loss)	$(502)	$147	$(649)

	For the Six Months Ended June 30,
	2009	2008	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$270	$234	$36
Income from bank-owned life insurance	288	290	(2)
Net gain (loss) on other real estate owned	117	(175)	292
Net impairment losses recognized in earnings	(863)	(124)	(739)
Gain on securities	223	—	223
Other	57	43	14

Total noninterest income	$92	$268	$(176)

Noninterest loss was $502 thousand during the second quarter of 2009, compared to income of $147 thousand during the same quarter of the prior year. The OTTI charges recognized offset growth in noninterest income attributable to an increase in account maintenance and deposit service fees and other noninterest income.

Noninterest income decreased from $268 thousand in the first six months of 2008 to $92 thousand in the first six months of 2009. Noninterest income for the first six months of 2009 included a gain on sale of securities of $223 thousand and gain on other real estate owned of $117 thousand, which is offset by the OTTI charge recognized totaling $863 thousand. Noninterest income for the same period last year included a net loss on other real estate owned of $175 thousand. The change in account maintenance and deposit service fees is the result of increased activity.

Noninterest Expense

The following table presents the major categories on noninterest expense for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,
	2009	2008	Change
	(dollars in thousands)
Salaries and benefits	$936	$948	$(12)
Occupancy expenses	387	379	8
Furniture and equipment expenses	125	123	2
Amortization of core deposit intangible	182	182	—
Virginia franchise tax expense	140	137	3
FDIC special assessment	190	—	190
FDIC assessment	123	50	73
Data processing expense	79	66	13
Telephone and communication expense	63	63	—
Other operating expenses	249	273	(24)

Total noninterest expense	$2,474	$2,221	$253

	For the Six Months Ended June 30,
	2009	2008	Change
	(dollars in thousands)
Salaries and benefits	$1,999	$1,918	$81
Occupancy expenses	774	721	53
Furniture and equipment expenses	246	247	(1)
Amortization of core deposit intangible	363	363	—
Virginia franchise tax expense	282	274	8
FDIC special assessment	190	—	190
FDIC assessment	297	99	198
Data processing expense	159	131	28
Telephone and communication expense	128	123	5
Other operating expenses	469	557	(88)

Total noninterest expense	$4,907	$4,433	$474

The increase in noninterest expense for the quarter ended June 30, 2009 compared to the same period last year is attributable to the increase in FDIC insurance assessment rates and the FDIC special assessment. One extremely important driver of cost in the second quarter was that Sonabank has long had a semi-annual bonus plan. As a consequence of the difficulties faced in the quarter, we have suspended the bonus payments for the first half of the year, and compensation cost for the quarter is down compared to the same quarter last year.

Despite the costs associated with the new branch and drive-through facility we opened in Leesburg last year and costs to support other organic growth of the Bank, noninterest expenses were well controlled and rose 11% from $4.4 million for the first six months of 2008 to $4.9 million for the first six months of 2009. The increase in occupancy expense was due primarily to inflationary increases in rent expense and one additional month of rent expense for the Leesburg branch compared to the first six months of 2008.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $432.7 million at June 30, 2009, as compared to $431.9 million at December 31, 2008. Net loans grew from $298.0 million at the end of 2008 to $321.6 million at June 30, 2009. Investment securities, available for sale and held to maturity, decreased to $57.8 million at June 30, 2009 compared to $75.0 million at December 31, 2008. Cash and cash equivalents decreased from $14.8 million at December 31, 2008 to $7.4 million at June 30, 2009.

As of June 30, 2009, total deposits were $314.8 million compared to $309.5 million as of December 31, 2008. The increase was attributable mostly to an increase in CDs and noninterest-bearing demand deposits. Time deposits increased approximately $5 million during the first six months of 2009. Brokered CDs were $77.9 million at June 30, 2009, compared to $118.3 million at December 31, 2008.

Loan Portfolio

The commercial real estate loan category increased by 21%, rising from $104.9 million at year-end to $127.0 million at June 30, 2009. The commercial and industrial loan category increased by 11% to $67.8 million. Residential 1-4 family mortgage loans increased by 3% to $62.1 million.

The following table summarizes the composition of our loan portfolio as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Mortgage loans on real estate:
Commercial	$126,998	$104,866
Construction loans to residential builders	4,844	4,752
Other construction and land loans	41,054	51,836
Residential 1-4 family	62,081	60,376
Multi- family residential	7,463	5,581
Home equity lines of credit	13,250	11,509

Total real estate loans	255,690	238,920
Commercial loans	67,759	60,820
Consumer loans	3,320	3,074

Gross loans	326,769	302,814
Less unearned income on loans	(550)	(548)

Loans, net of unearned income	$326,219	$302,266

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

Loans identified as impaired in accordance with SFAS 114 totaled $2.4 million as of June 30, 2009. This compares to $974 thousand of impaired loans at December 31, 2008. The increase in impaired loans since December 31, 2008, is attributable to the impairment during the second quarter of 2009 of two residential mortgage loans totaling $218 thousand and one non-residential mortgage loan in the amount of $1.5 million offset by one loan in the amount of $304 thousand which is now current and no longer considered impaired. Nonaccrual loans were $2.2 million and $1.1 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, there were no loans past due 90 days or more and accruing interest, and there was one loan in the amount of $135 thousand past due 90 days or more and accruing interest at December 31, 2008.

Nonperforming assets increased from $4.6 million at December 31, 2008 to $5.7 million at June 30, 2009. This increase is due to an increase in nonaccrual loans.

•

There was an addition of one owner occupied commercial real estate loan in the amount of $1.5 million to non-performing status. There is a $1.1 million SBA 504 loan behind us. A current appraisal values the property at $1.7 million, not including several hundred thousand in equipment. This loan was only 45 days past due at June 30, 2009, but the owners have declared Chapter 7 bankruptcy.

•

The sale of one residential property in other real estate owned with a carrying value of $280 thousand, as well as a short sale of another residential property to pay off a nonperforming loan with a carrying value of $391 thousand.

We have an internal loan review process and a loan committee which provide on-going monitoring to identify and address issues with problem loans. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at June 30, 2009.

The bulk of our OREO balance continues to be comprised of one property, which contains 33 finished 2 to 4 acre lots in Culpeper. We took a deed in lieu of foreclosure in June 2007. There are no new developments on that property. We continue to monitor the fair value of this property to ensure our carrying value is realizable.

The following table sets forth selected asset quality ratios as of the dates indicated:

	As of
	June 30, 2009	December 31, 2008
Allowance for loan losses to total loans	1.40%	1.40%
Nonperforming assets and loans past due 90 days to total assets	1.31%	1.08%
Nonperforming assets and loans past due 90 days to total loans	1.73%	1.54%

Securities

Investment securities, available for sale and held to maturity, were $57.8 million at June 30, 2009 compared to $75.0 million at December 31, 2008.

At June 30, 2009 the securities portfolio (held to maturity and available for sale) was comprised of the following:

•

$38.9 million of FNMA and FHLMC mortgage-backed securities. Since the conservatorship, these securities carry the full faith and credit of the U.S. Government. As of June 30, 2009, the fair market value of these securities was $39.8 million.

•	As of June 30, 2009 we owned pooled trust preferred securities broken down as follows:

Security	Tranche Level	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Value	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Sandler O’Neill (a) Sterne Agee (b) Estimated Incremental Defaults Required to Break Yield (1)		Previously Recognized Cumulative Other Comprehensive Loss (2)
		Moody’s	Fitch	Moody’s	Fitch
	(in thousands)
Investment Grade:
ALESCO VII A1B	Senior	Aaa	AAA	A3	AA	$8,832	$7,828	$6,118	$99,300	16%	$303,717	b	$335
MMCF II B	Senior Sub	A3	AA-	Baa2	BBB	583	533	494	28,000	22%	25,300	a	50
MMCF III B	Senior Sub	A3	A-	Baa3	B	709	691	390	10,000	8%	38,100	a	17

						10,124	9,052	7,002					$402

Other:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	CC	1,500	1,299	552	87,000	25%	30,200	a	201
TRAP 2007-XII C1	Mezzanine	A3	A	Ca	CC	2,000	1,409	251	84,750	17%	91,559	b	591
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,012	1,382	380	86,000	11%	91,439	b	630
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,020	757	246	62,500	19%	28,600	a	264

						6,532	4,847	1,429					$1,686

													Cumulative Other Comprehensive Loss (3)	Amount of OTTI Related to Credit Loss (3)
Other Than Temporarily Impaired:
ALESCO V C1	Mezzanine	A2	A	Ca	CC	2,000	704	704	63,500	19%	(1,002)	b	$1,293	$3
ALESCO XV C1	Mezzanine	A3	A-	Ca	CC	3,018	420	420	169,250	25%	(31,475)	b	1,800	799
ALESCO XVI C	Mezzanine	A3	A-	Ca	CC	2,012	539	539	110,000	22%	(9,851)	b	1,411	61

						7,030	1,663	1,663					$4,504	$863

Total						$23,686	$15,562	$10,094

(1)	A break in yield for a given tranche means that defaults/deferrals have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment). In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche. This represents additional defaults beyond those assumed in our cash flow modeling.

(2)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity

(3)	Pre-tax

Five of the trust preferred securities owned by Sonabank have not continued to pay principal and interest in accordance with the contractual terms of the securities. MMC Funding XVIII continues to defer interest payments since the fourth quarter of 2008. TRAP XII, TRAP XIII, ALESCO XV and ALESCO XVI have had new deferrals which caused failures in senior class principal coverage tests during the second quarter of 2009. When this happens the cash flows to the lower classes are temporarily suspended and used to pay down the principal of the senior classes in order to restore the over-collateralization levels of the senior classes. The bonds will continue to accrue interest, but it will be capitalized rather than paid in cash, also known as payment in kind. Interest will be earned on the capitalized interest at the current coupon rate. Once the senior class coverage test is satisfied, the lower classes will begin to receive current interest as well as capitalized interest.

Management has evaluated each of these securities for potential impairment under EITF 99-20-1 and the most recently issued FSP guidance described in Note 1 and has reviewed each of the issues’ collateral participants using various techniques including the ratings provided in the Bank Financial Quarterly published by IDC Financial Publishing, Inc. Management has also reviewed the interest and principal coverage of each of the tranches it owns. In performing a detailed cash flow analysis of each security, management works with independent third parties to identify its best estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following assumptions:

•	Unless the company has received funding under TARP, we assume that all of the issuers rated 1 by IDC Financial Publishing that have not already defaulted will default immediately with 100% loss.

•

We assume that annual defaults for the remaining life of each security will be 37.5 basis points. According to FTN Financial: “The FDIC lists the number of bank failures each year from 1934-2008. Comparing bank failures to the number of FDIC institutions produces an annual average default rate of 36 basis points.”

•	We assume recoveries ranging from 0% to 75% on deferrals after two years depending on the IDC rating of the deferring entity.

•

We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security. According to FTN Financial: “Prepayments were common in 2006 and 2007 when issuers were able to refinance into lower cost borrowings. That was a much different environment than today and most parties expect prepayments to be very low absent a change in credit conditions.”

•	Our securities have been modeled using the above assumptions by Sandler O’Neill or FTN Financial using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

Management’s analysis in the second quarter deemed three of the ten trust preferred securities we own other than temporarily impaired. The cash flow analysis this quarter indicated that one security, ALESCO XV C1 would probably experience significant credit losses. Two others, ALESCO V C1 and ALESCO XVI C, would probably experience minor credit losses. We have recorded OTTI charges accordingly. The credit portion of the OTTI was recognized in net income and the remainder through other comprehensive income.

Trust preferred securities which are issued by financial institutions and insurance companies are classified as held-to-maturity securities. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, management utilized guidance in FSP FAS 157-4 to value these securities. The pricing for these securities utilized a discount rate from the Bloomberg Fair Value Index yield curve for single issuer trust preferred securities with similar ratings, interest rates and maturity dates (an observable input). In addition a liquidity premium was utilized to take into account liquidity risk (a management estimate and thus an unobservable input). Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

We also own $2.2 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was downgraded from AAA to B by Standard and Poors in June 2009, but has been rated BBB by Fitch since the fourth quarter of 2008. This security was originated in 2005. The average FICO score of the underlying loans at origination was 748. As of June 30, 2009, delinquencies of more than 60 days, foreclosures and REO totaled 27.5% compared to 23.2% at March 31, 2009. Credit support is 13.9 compared to 14 when originally issued, which provides coverage of 1.54 times projected losses in the collateral. The fair market value is $1.2 million. We have evaluated this security for potential impairment and determined that an OTTI does not exist as of June 30, 2009.

We own 80,000 shares of the Freddie Mac perpetual preferred stock Series V. We have recorded total OTTI charges on this security of $1.976 million during 2008 and 2007. The fair value at June 30, 2009 was $35 thousand.

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

Due to the uncertain economic environment, we have maintained much more cash in interest-earning accounts at the FRB and the FHLB during the fourth quarter of 2008 and the first six months of 2009 than we usually do. The average balance held in these interest-earning accounts was $10.1 million, $14.5 million and $14.1 million during the quarters ended June 30 and March 31, 2009 and December 31, 2008, respectively. The balance as of June 30, 2009 was down to $5.7 million.

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

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the periods indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009
SNBV
Tier 1 risk-based capital ratio	$59,484	15.14%	$15,718	4.00%	N/A	N/A
Total risk-based capital ratio	64,055	16.30%	31,435	8.00%	N/A	N/A
Leverage ratio	59,484	14.04%	16,953	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$57,048	14.52%	$15,714	4.00%	$23,571	6.00%
Total risk-based capital ratio	61,619	15.69%	31,428	8.00%	39,285	10.00%
Leverage ratio	57,048	13.46%	16,953	4.00%	21,191	5.00%
December 31, 2008
SNBV
Tier 1 risk-based capital ratio	$58,495	17.46%	$13,404	4.00%	N/A	N/A
Total risk-based capital ratio	62,684	18.71%	26,808	8.00%	N/A	N/A
Leverage ratio	58,495	13.71%	17,063	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$56,055	16.73%	$13,402	4.00%	$20,103	6.00%
Total risk-based capital ratio	60,243	17.98%	26,804	8.00%	33,505	10.00%
Leverage ratio	56,055	13.14%	17,063	4.00%	21,329	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of June 30, 2009 and December 31, 2008:

	Sensitivity of Market Value of Portfolio Equity As of June 30, 2009
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$64,702	$(2,336)	-3.48%	14.95%	95.79%
Up 200	66,097	(941)	-1.40%	15.27%	97.85%
Up 100	67,026	(12)	-0.02%	15.49%	99.23%
Base	67,038	—	0.00%	15.49%	99.24%
Down 100	64,851	(2,187)	-3.26%	14.99%	96.01%
Down 200	63,086	(3,952)	-5.90%	14.58%	93.39%
Down 300	61,871	(5,167)	-7.71%	14.30%	91.60%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2008
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$58,494	$(148)	-0.25%	13.54%	85.05%
Up 200	59,229	$587	1.00%	13.71%	86.12%
Up 100	59,369	$727	1.24%	13.75%	86.32%
Base	58,642	$—	0.00%	13.58%	85.27%
Down 100	55,649	$(2,993)	-5.10%	12.88%	80.91%
Down 200	53,797	$(4,845)	-8.26%	12.46%	78.22%
Down 300	53,535	$(5,107)	-8.71%	12.39%	77.84%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2009 and December 31, 2008 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

	Sensitivity of Net Interest Income As of June 30, 2009
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$15,950	$1,082	3.97%	0.26%
Up 200	15,684	816	3.90%	0.19%
Up 100	15,376	508	3.83%	0.12%
Base	14,868	—	3.71%	0.00%
Down 100	15,609	741	3.89%	0.18%
Down 200	15,812	944	3.94%	0.23%
Down 300	15,903	1,035	3.96%	0.25%

Change in Interest Rates in Basis Points (Rate Shock)	Sensitivity of Net Interest Income As of December 31, 2008
	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$13,134	$1,682	3.31%	0.42%
Up 200	12,609	1,157	3.18%	0.29%
Up 100	12,058	606	3.05%	0.16%
Base	11,452	—	2.89%	0.00%
Down 100	12,205	753	3.08%	0.19%
Down 200	12,892	1,440	3.25%	0.36%
Down 300	12,891	1,439	3.25%	0.36%

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

ITEM 1A – RISK FACTORS

As of June 30, 2009 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SNBV held its Annual Meeting of Stockholders on April 23, 2009, at which time stockholders were asked to consider two proposals, as follows:

1.	To elect two directors to serve as Class III directors for a three-year term; and

2.	To ratify the appointment of Crowe Horwath LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2009.

The vote tabulation was as follows:

1.	Election of two Class III directors to serve for a term of three years:

Director	Votes For	Votes Withheld
Georgia S. Derrico	5,502,347	123,101
Charles A. Kabbash	5.502,017	123,431

The following directors’ terms of office continued after the meeting:

Frederick L. Bollerer

Neil J. Call

John J. Forch

R. Roderick Porter

Robin R. Shield

2.	To ratify the appointment of Crowe Horwath LLP as the independent registered public accounting firm of the Company for 2009:

Votes For	Votes Against	Abstain
5,625,448	0	0

ITEM 6 - EXHIBITS

(a) Exhibits.

The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

August 14, 2009	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico, Chairman of the Board and Chief Executive Officer

August 14, 2009	/s/ William H. Lagos
(Date)	William H. Lagos, Senior Vice President and Chief Financial Officer