Form 10-Q
period 2009-09-30
Southern National Bancorp of Virginia Inc
filed 2009-11-06
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 4, 2009, there were 11,590,212 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

September 30, 2009

ITEM I - FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands) (Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,912	$1,506
Interest-bearing deposits in other financial institutions	14,144	13,256

Total cash and cash equivalents	17,056	14,762

Securities available for sale, at fair value	5,133	15,633

Securities held to maturity, at amortized cost (fair value of $49,351 and $48,784, respectively)	51,654	59,326

Loans, net of unearned income	346,232	302,266
Less allowance for loan losses	(4,871)	(4,218)

Net loans	341,361	298,048

Stock in Federal Reserve Bank and Federal Home Loan Bank	4,427	4,041
Bank premises and equipment, net	3,328	3,598
Goodwill	8,713	8,713
Core deposit intangibles, net	2,839	3,141
Bank-owned life insurance	13,867	13,435
Other real estate owned	3,744	3,434
Deferred tax assets, net	6,808	4,813
Other assets	3,076	2,980

Total assets	$462,006	$431,924

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$27,592	$23,219
Interest-bearing deposits:
NOW accounts	9,020	8,472
Money market accounts	62,198	51,040
Savings accounts	2,993	1,912
Time deposits	238,885	224,817

Total interest-bearing deposits	313,096	286,241

Total deposits	340,688	309,460

Securities sold under agreements to repurchase and other short-term borrowings	23,001	20,890
Federal Home Loan Bank (FHLB) advances	30,000	30,000
Other liabilities	1,986	2,798

Total liabilities	395,675	363,148

Commitments and contingencies (See Note 5)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 6,798,547 shares at September 30, 2009 and December 31, 2008	68	68
Additional paid in capital	69,555	69,516
Retained earnings	2,334	1,697
Accumulated other comprehensive loss	(5,626)	(2,505)

Total stockholders’ equity	66,331	68,776

Total liabilities and stockholders’ equity	$462,006	$431,924

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividend income:
Interest and fees on loans	$5,138	$4,926	$14,602	$14,940
Interest and dividends on taxable securities	595	992	2,052	3,099
Interest and dividends on other earning assets	45	121	121	276

Total interest and dividend income	5,778	6,039	16,775	18,315

Interest expense:
Interest on deposits	1,479	2,631	5,310	7,982
Interest on borrowings	348	358	978	1,132

Total interest expense	1,827	2,989	6,288	9,114

Net interest income	3,951	3,050	10,487	9,201

Provision for loan losses	1,178	500	2,203	1,207

Net interest income after provision for loan losses	2,773	2,550	8,284	7,994

Noninterest income:
Account maintenance and deposit service fees	171	133	441	367
Income from bank-owned life insurance	144	148	432	438
Gain on sale of loans	155	107	155	107
Net gain on branch acquisition	423	—	423	—
Net gain (loss) on other assets	56	39	173	(136)
Total other-than-temporary impairment losses	(8,804)	(1,345)	(14,171)	(1,469)
Portion of loss recognized in other comprehensive income (before taxes)	7,591	—	12,095	—

Net credit impairment losses recognized in earnings	(1,213)	(1,345)	(2,076)	(1,469)
Gain on sales of securities	148	111	371	111
Other	24	31	81	73

Total noninterest income (loss)	(92)	(776)	—	(509)

Noninterest expenses:
Salaries and benefits	1,098	1,045	3,097	2,963
Occupancy expenses	387	388	1,161	1,109
Furniture and equipment expenses	128	119	374	366
Amortization of core deposit intangible	182	182	545	545
Virginia franchise tax expense	140	137	422	411
FDIC special assessment	—	—	190	—
FDIC assessment	151	54	448	153
Data processing expense	77	64	236	196
Telephone and communication expense	64	65	192	188
Other operating expenses	387	246	856	802

Total noninterest expenses	2,614	2,300	7,521	6,733

Income (loss) before income taxes	67	(526)	763	752
Income tax expense (benefit)	(21)	231	126	558

Net income (loss)	$88	$(757)	$637	$194

Other comprehensive loss:
Unrealized gain (loss) on available for sale securities	$134	$3	$267	$(2,722)
Realized amount on securities sold, net	(148)	(111)	(371)	(111)
Non-credit component of other-than-temporary impairment on held-to-maturity securities net of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(1,987)	—	(4,626)	—

Net unrealized loss	(2,001)	(108)	(4,730)	(2,833)
Tax effect	(682)	(37)	(1,609)	(963)

Other comprehensive loss	(1,319)	(71)	(3,121)	(1,870)

Comprehensive loss	$(1,231)	$(828)	$(2,484)	$(1,676)

Earnings (loss) per share, basic and diluted	$0.01	$(0.11)	$0.09	$0.03

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(dollars in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Loss	Total

Balance - January 1, 2009	$68	$69,516	$1,697	$(2,505)		$68,776
Comprehensive income:
Net income			637		$637	637
Stock-based compensation expense		39				39
Change in other comprehensive loss (net of tax, $1,609)				(3,121)	(3,121)	(3,121)

Total comprehensive loss					$(2,484)

Balance - September 30, 2009	$68	$69,555	$2,334	$(5,626)		$66,331

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(dollars in thousands) (Unaudited)

	2009	2008
Operating activities:
Net income	$637	$194
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	388	399
Amortization, net	534	424
Provision for loan losses	2,203	1,207
Earnings on bank-owned life insurance	(432)	(438)
Stock based compensation expense	39	21
Gain on sale of loans	(155)	(107)
Impairment on held-to-maturity securities	2,076	1,469
Gain on sales of securities	(371)	(111)
Gain on branch acquisition	(423)	—
Net (gain) loss on other real estate owned	(126)	136
Net increase in other assets	(545)	(321)
Net increase (decrease) in other liabilities	(856)	481

Net cash and cash equivalents provided by operating activities	2,969	3,354

Investing activities:
Purchases of securities available-for-sale	(10,333)	(9,945)
Proceeds from sales of securities available for sale	19,558	5,617
Proceeds from paydowns, maturities and calls of securities available for sale	1,565	6,108
Purchases of securities held to maturity	(9,343)	(15,410)
Proceeds from paydowns, maturities and calls of securities held to maturity	10,485	7,555
Loan originations and payments, net	(24,807)	(39,467)
Proceeds from sale of SBA loans	2,181	1,895
Net cash received in branch acquisition	3,119	—
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(386)	(162)
Proceeds from sale of other real estate owned	859	408
Purchases of bank premises and equipment	(71)	(127)

Net cash and cash equivalents used in investing activities	(7,173)	(43,528)

Financing activities:
Net increase in deposits	4,387	56,806
Proceeds from Federal Home Loan Bank advances	—	5,000
Net increase in securities sold under agreement to repurchase and other short-term borrowings	2,111	5,562

Net cash and cash equivalents provided by financing activities	6,498	67,368

Increase in cash and cash equivalents	2,294	27,194
Cash and cash equivalents at beginning of period	14,762	1,308

Cash and cash equivalents at end of period	$17,056	$28,502

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$6,881	$8,705
Income taxes	380	990
Supplemental schedule of noncash investing and financing activities
Transfer from securities available-for-sale to securities held-to-maturity	—	19,125
Transfer from loans to other real estate owned	1,101	317
Acquisition of fixed assets related to Leesburg Branch	—	501

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009

1.	ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state bank. Sonabank was originally chartered as a national bank under the laws of the United States of America on April 14, 2005,. On January 1, 2009, Sonabank converted from a nationally chartered bank to a state chartered bank and moved its headquarters from Charlottesville to McLean, Virginia. Sonabank is now regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond. Currently, all of the communities served by Sonabank are located in Virginia, and Sonabank does minimal lending outside Virginia. The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations. Sonabank conducts full-service banking operations in Fairfax County (Reston, McLean and Fairfax), Charlottesville, Warrenton, Leesburg and Clifton Forge. All of our branches are in Virginia.

The consolidated financial statements include the accounts of Southern National Bancorp of Virginia, Inc. and its subsidiary. Significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in SNBV’s Form 10-K for the year ended December 31, 2008.

Subsequent events have been evaluated through November 6, 2009, the date that the financial statements were issued.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the carrying value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, mortgage servicing rights, other real estate owned and deferred tax assets.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,. This Accounting Standard provides additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This Accounting Standard is effective for interim and annual reporting periods ending after June 15, 2009. We have adopted ASC 820-10 for the interim reporting period ended June 30, 2009, and we followed this guidance to estimate the fair value of trust preferred securities. See Note 3 and Note 7.

In April 2009, the FASB issued ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments. This Accounting Standard amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. One change to current practice relates to management’s assertion regarding recovery of fair value declines. Currently, when determining whether impairment is other-than-temporary, an entity must assess whether it has the intent and ability to hold a security until recovery of its cost basis. Under this Accounting Standard, an entity must assess whether it intends to sell the security or if it is more likely than not that it will be required to sell the security prior to recovery. If the entity does not intend to sell the security or if it is more likely than not that it will not be required to sell the security before its anticipated recovery, then all available evidence should be considered to estimate the anticipated period over which the cost basis of the security is expected to recover. If the entity does not anticipate recovery of its cost basis, an other-than-temporary impairment should be considered to have occurred and the credit loss component should be recognized in earnings and the other components should be recognized in other comprehensive income. Both the credit and noncredit components will be presented in the income statement. The total other-than-temporary impairment charge will be reduced by the amount recognized in other comprehensive income. This Accounting Standard shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this Accounting Standard as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. This Accounting Standard is effective for interim and annual reporting periods ending after June 15, 2009. We have adopted ASC 320-10-65 effective April 1, 2009.

Also in April 2009, FASB issued ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. ASC 825-10 amends ASC 825, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 also amends ASC 270, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. We have adopted ASC 825-10 for the interim reporting period ended June 30, 2009, and it did not have a material impact on our results of operations or financial position as it only required additional disclosures which are included in Note 7.

In April 2009, the FASB issued ASC 805-20, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This Accounting Standard addresses concerns raised by constituents about the application of ASC 805 to assets and liabilities arising from contingencies in a business combination. The Accounting Standard provides a model more consistent with that provided in the original ASC 805 to account for pre-acquisition contingencies. The Accounting Standard requires an acquirer to recognize at fair value “an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.” The Accounting Standard is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-20 is expected to have an impact on our accounting for any business combinations closing on or after January 1, 2009.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The impact of adoption did not have a material impact on our results of operations or financial position.

Newly Issued, Not Yet Effective Pronouncements

In June 2009, the FASB issued Statement No. 166 (not yet integrated into the ASC), “Accounting for Transfers of Financial Assets—an amendment of ASC 860.” This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying ASC 810 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating this standard but does not expect the impact of adoption to be material to our results of operations or financial position.

On June 12, 2009, the FASB issued Statement No. 167 (not yet integrated into the ASC), Amendments to FASB Interpretation No. 46(R). Statement No. 167 amends ASC 810 to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Unlike ASC 810, this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE. It is expected that the amendments will result in more entities consolidating VIEs that previously were not consolidated The Statement will also require additional disclosures about an enterprise’s involvement in variable interest entities. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating this standard but does not expect the impact of adoption to be material to our results of operations or financial position.

2.	STOCK- BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options. The purpose of the plan is to afford key employees an incentive to remain in the employ of SNBV and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in SNBV’s future success. Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date. The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

SNBV granted 41,500 options during the first quarter of 2009 and 27,250 options during the third quarter of 2009. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the nine months ended September 30, 2009:

2009
Dividend yield	0.00%
Expected life	10 years
Expected volatility	25.17%
Risk-free interest rate	3.09%
Weighted average fair value per option granted	$2.75

•	We have paid no dividends.

•

Due to SNBV’s short existence, the volatility was estimated using historical volatility of comparative publicly traded financial institutions in the Virginia market for periods approximating the expected option life.

•

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense on future option grants.

For the three and nine months ended September 30, 2009, stock-based compensation expense was $16 thousand and $39 thousand, respectively, compared to $8 thousand and $21 thousand for the same periods last year. As of September 30, 2009, unrecognized compensation expense associated with the stock options was $269 thousand which is expected to be recognized over a weighted average period of 4 years.

A summary of the activity in the stock option plan during the nine months ended September 30, 2009 follows (dollars in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	212,925	$9.23
Granted	68,750	6.50
Forfeited	—	—
Exercised	—	—

Options outstanding, end of period	281,675	$8.56	7.0	$72

Vested or expected to vest	281,675	$8.56	7.0	$72

Exercisable at end of period	177,885	$9.15	5.8	$—

3.	SECURITIES

The amortized cost and fair value of securities available-for-sale were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
September 30, 2009	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$5,042	$—	$—	$5,042
FHLMC preferred stock	17	74	—	91

Total	$5,059	$74	$—	$5,133

	Amortized	Gross Unrealized		Fair
December 31, 2008	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$15,431	$243	$(65)	$15,609
FHLMC preferred stock	24	—	—	24

Total	$15,455	$243	$(65)	$15,633

The carrying amount and fair value of securities held-to-maturity were as follows (in thousands):

	Carrying	Gross Unrecognized		Fair
September 30, 2009	Amount	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$36,608	$1,284	$—	$37,892
Residential government-sponsored collateralized mortgage obligations	563	20	—	583
Other residential collateralized mortgage obligations	2,101	—	(799)	1,302
Trust preferred securities	12,382	—	(2,808)	9,574

	$51,654	$1,304	$(3,607)	$49,351

	Carrying	Gross Unrecognized		Fair
December 31, 2008	Amount	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$34,924	$783	$(71)	$35,636
Residential government-sponsored collateralized mortgage obligations	2,772	15	—	2,787
Other residential collateralized mortgage obligations	2,510	—	(834)	1,676
Trust preferred securities	19,120	—	(10,435)	8,685

	$59,326	$798	$(11,340)	$48,784

The fair value and carrying amount, if different, of debt securities as of September 30, 2009 by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage securities, are shown separately.

	Held to Maturity		Available for Sale
	Carrying
	Amount	Fair Value	Fair Value
Due after ten years	$12,382	$9,574	$—
Residential mortgage-backed securities	36,608	37,892	5,042
Residential collateralized mortgage obligations	2,664	1,885	—

Total	$51,654	$49,351	$5,042

During the nine months ended September 30, 2009, we sold $19.5 million of available-for-sale mortgage-backed securities and 25,000 shares of FHLMC preferred stock resulting in a gross gain of $371 thousand with a tax provision of $126 thousand. During the three months ended September 30, 2009, we sold $9.7 million of available-for-sale mortgage-backed securities and 25,000 shares of FHLMC preferred stock resulting in a gross gain of $148 thousand with a tax provision of $50 thousand. During the three and nine months ended September 30, 2008, we sold $5.6 million of available-for-sale mortgage-backed securities resulting in a gross gain of $111 thousand with a tax provision of $38 thousand. Also impacting earnings in the three and nine months ended September, 30, 2009 were other-than-temporary impairment (“OTTI”) charges related to credit loss on trust preferred securities in the amount of $1.2 million and $2.1 million, respectively. These charges are described in detail below. In the three and nine months ended September 30, 2008, we recognized OTTI charges in the amount of $1.3 million and $1.5 million, respectively, on an investment in FHLMC perpetual preferred stock.

Securities with a carrying amount of approximately $37.1 million and $55.8 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. As outlined in the table below, there are 5 securities with stated maturities totaling approximately $8.9 million in the portfolio that are considered temporarily impaired at September 30, 2009. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of September 30, 2009. All of these securities continue to perform according to the contractual terms except for TRAP 2007-XII which has deferred interest payments (see discussion in subsequent paragraphs). The following tables present information regarding securities in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008 (in thousands) by duration of time in a loss position:

	Less than 12 months		12 Months or More		Total
September 30, 2009	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—
Residential collateralized mortgage obligations	—	—	1,302	(799)	1,302	(799)
Trust preferred securities	—	—	7,641	(2,808)	7,641	(2,808)

	$—	$—	$8,943	$(3,607)	$8,943	$(3,607)

	Less than 12 months		12 Months or More		Total
December 31, 2008	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential mortgage-backed securities	$9,372	$(136)	$—	$—	$9,372	$(136)
Residential collateralized mortgage obligations	1,676	(834)	—	—	1,676	(834)
Trust preferred securities	4,028	(3,860)	4,657	(6,575)	8,685	(10,435)

	$15,076	$(4,830)	$4,657	$(6,575)	$19,733	$(11,405)

As of September 30, 2009, we owned pooled trust preferred securities as follows:

	Tranche Level	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Value	Current Defaults and Deferrals (4)	% of Current Defaults and Deferrals to Current Collateral	Sandler O’Neill (a) Sterne Agee (b) Estimated Incremental Defaults Required to Break Yield (1)		Previously Recognized Cumulative Other Comprehensive Loss (2)
Security		Moody’s	Fitch	Moody’s	Fitch
						(in thousands)
Investment Grade:
ALESCO VII A1B	Senior	Aaa	AAA	A3	AA	$8,792	$7,802	$6,506	$132,556	21%	$288,348	b	$332
MMCF II B	Senior Sub	A3	AA-	Baa2	BBB	583	533	484	34,000	26%	16,900	a	50
MMCF III B	Senior Sub	A3	A-	Baa3	B	709	692	369	10,000	8%	30,200	a	17
						10,084	9,027	7,359					$399
Other:
TRAP 2007-XII C1	Mezzanine	A3	A	Ca	CC	2,012	1,422	282	118,250	24%	40,860	b	$590

													Cumulative Other Comprehensive Loss (3)	Previously Recognized OTTI Related to Credit Loss (3)	Current Quarter OTTI Related to Credit Loss (3)

Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	CC	1,500	522	522	92,000	27%	2,200	a	$922	$—	$56
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,023	142	142	158,250	21%	—	b	1,800	—	81
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,025	99	99	100,500	30%	—	a	605	—	321
ALESCO V C1	Mezzanine	A2	A	Ca	CC	2,000	534	534	70,942	21%	—	b	1,273	3	191	(5)
ALESCO XV C1	Mezzanine	A3	A-	Ca	CC	3,032	212	212	180,250	27%	—	b	1,577	799	444
ALESCO XVI C	Mezzanine	A3	A-	Ca	CC	2,021	424	424	126,250	25%	—	b	1,416	61	120

						11,601	1,933	1,933					$7,593	$863	$1,213

Total						$23,697	$12,382	$9,574

(1)	A break in yield for a given tranche means that defaults/deferrals have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment). In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche. This represents additional defaults beyond those currently existing.
(2)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity
(3)	Pre-tax
(4)	Includes known defaults and deferrals at September 30, 2009. Subsequent to quarter end, we received notification of additional deferrals totaling $10.5 million, $5.5 million and $4.55 million on Alesco V C1, Alesco VII A1B and Alesco XV C1, respectively. The deferrals on Alesco VII A1B and Alesco XV C1 did not result in OTTI for the quarter.
(5)	The deferral which resulted in the incremental OTTI occurred after September 30, 2009.

Five of the trust preferred securities owned by Sonabank have not continued to pay principal and interest in accordance with the contractual terms of the securities. MMC Funding XVIII continues to defer interest payments since the fourth quarter of 2008. TRAP XII C1, TRAP XIII D, ALESCO XV C1 and ALESCO XVI C had new deferrals which caused failures in senior class principal coverage tests during the second quarter of 2009. When this happens the cash flows to the lower classes are temporarily suspended and used to pay down the principal of the senior classes in order to restore the over-collateralization levels of the senior classes. The bonds will continue to accrue interest, but it will be capitalized rather than paid in cash, also known as payment in kind. Interest will be earned on the capitalized interest at the current coupon rate. Once the senior class coverage test is satisfied, the lower classes will begin to receive current interest as well as capitalized interest.

Management has evaluated each of these securities for potential impairment under ASC 325 and the most recently issued guidance described in Note 1, and has reviewed each of the issues’ collateral participants using various techniques including the ratings provided in the Bank Financial Quarterly published by IDC Financial Publishing, Inc. Management has also reviewed the interest and principal coverage of each of the tranches it owns. In performing a detailed cash flow analysis of each security, management works with independent third parties to identify its best estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following assumptions:

•

We assume that all of the issuers rated 1 by IDC Financial Publishing that have not already defaulted or deferred will default or defer immediately with 100% loss, except for one issuer who has received TARP funding. On one security, TPREF Funding II which has a minimal cushion, we have assumed an additional $10 million in defaults which results in an OTTI.

•

We assume that annual defaults for the remaining life of each security will be 37.5 basis points. We assume recoveries ranging from 0% to 75% on deferrals after two years depending on the IDC rating of the deferring entity.

•	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.

Our securities have been modeled using the above assumptions by Sandler O’Neill or Sterne Agee using the forward LIBOR curve plus original spread to discount projected cash flows to present values. At the end of the second quarter of 2009, management’s analysis deemed three of the ten securities we own other than temporarily impaired. The cash flow analysis in the second quarter indicated that one security, ALESCO XV C1 would probably experience significant credit losses. Two others, ALESCO V C1 and ALESCO XVI C, would probably experience minor credit losses. We booked second quarter OTTI charges accordingly. In the third quarter of 2009 our analysis indicated that we would incur OTTI charges on three additional securities: MMC Funding XVIII, TRAP 2007 – XIII D and TPREF Funding II. We also incurred additional OTTI charges on ALESCO V C1, ALESCO XV C1 and ALESCO XVI C. The credit portion of the OTTI was recognized in net income and the remainder through other comprehensive income. The following table details the trust preferred securities with OTTI, their credit rating at September 30, 2009 and the related credit losses recognized in earnings:

	ALESCO V C1	ALESCO XV C1	ALESCO XVI C	TPREF FUNDING II B	TRAPEZA XIII D	MMCF XVIII C1
	Rated Ca	Rated Ca	Rated Ca	Rated Caa3	Rated C	Rated Ca	Total
Amount of other-than-temporary impairment related to credit loss at July 1, 2009	$3	$799	$61	$—	$—	$—	$863
Addition	191	444	120	56	81	321	1,213

Amount of other-than-temporary impairment related to credit loss at September 30, 2009	$194	$1,243	$181	$56	$81	$321	$2,076

We also own $2.1 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was downgraded from B to CCC by Standard and Poors in September 2009, and it was downgraded from BBB to CC by Fitch in August 2009. This security was originated in 2005. The average FICO score of the underlying loans at origination was 748. As of September 30, 2009, delinquencies of more than 60 days, foreclosures and REO totaled 30.3% compared to 27.5% at June 30, 2009. Credit support is 11.78 compared to 14 when originally issued, which provides coverage of 1.19 times projected losses in the collateral. The fair market value is $1.3 million. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, determined that an OTTI does not exist as of September 30, 2009.

We own 55,000 shares of the Freddie Mac perpetual preferred stock Series V. The fair value of the shares we still own at September 30, 2009 was $91 thousand.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Mortgage loans on real estate:
Commercial	$144,624	$104,866
Construction loans to residential builders	5,283	4,752
Other construction and land loans	42,692	51,836
Residential 1-4 family	61,057	60,376
Multi- family residential	10,801	5,581
Home equity lines of credit	10,790	11,509

Total real estate loans	275,247	238,920

Commercial loans	68,518	60,820

Consumer loans	3,026	3,074

Gross loans	346,791	302,814

Less unearned income on loans	(559)	(548)

Loans, net of unearned income	$346,232	$302,266

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008
Balance, beginning of period	$4,218	$3,476

Provision charged to operations	2,203	1,207

Recoveries credited to allowance	156	8

Total	6,577	4,691

Loans charged off	(1,706)	(570)

Balance, end of period	$4,871	$4,121

Loans identified as impaired in accordance with ASC 310 totaled $723 thousand as of September 30, 2009. This compares to $974 thousand of impaired loans at December 31, 2008. Nonaccrual loans were $2.9 million and $1.1 million at September 30, 2009 and December 31, 2008, respectively. At the end of the third quarter of 2009, we put a $2.4 million owner-occupied commercial real estate loan on non-accrual. The owner continues to operate the facility, but at this time is only able to make partial payments. At September 30, 2009, there were no loans past due 90 days or more and accruing interest, and there was one loan in the amount of $135 thousand past due 90 days or more and accruing interest at December 31, 2008.

5.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $2.6 million and $1.6 million as of September 30, 2009 and December 31, 2008, respectively.

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

At September 30, 2009 and December 31, 2008, we had unfunded lines of credit and undisbursed construction loan funds totaling $38.6 million and $39.0 million, respectively. Our approved loan commitments were $0 and $2.1 million at September 30, 2009 and December 31, 2008, respectively.

6.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended September 30, 2009
Basic EPS	$88	6,799	$0.01
Effect of dilutive stock options and warrants	—	1	—

Diluted EPS	$88	6,800	$0.01

For the three months ended September 30, 2008
Basic EPS	$(757)	6,799	$(0.11)
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$(757)	6,799	$(0.11)

For the nine months ended September 30, 2009
Basic EPS	$637	6,799	$0.09
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$637	6,799	$0.09

For the nine months ended September 30, 2008
Basic EPS	$194	6,799	$0.03
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$194	6,799	$0.03

There were 383,675 and 425,175 anti-dilutive options and warrants during the three and nine months ended September 30, 2009, respectively, and there were 356,425 anti-dilutive options and warrants during the three and nine months ended September 30, 2008.

7.	FAIR VALUE

ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Available for sale securities
Residential mortgage-backed securities	$5,042	$—	$5,042	$—
FHLMC preferred stock	91	—	91	—

Total available-for-sale securities	$5,133	$—	$5,133	$—

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Available for sale securities
Residential mortgage-backed securities	$15,609	$—	$15,609	$—
FHLMC preferred stock	24	—	24	—

Total available-for-sale securities	$15,633	$—	$15,633	$—

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of SNBV’s available-for-sale securities are considered to be level 2 securities.

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

The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, management utilized guidance in ASC 820-10 to value these securities. The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own. We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio. When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used. We then use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI. The liquidity premiums were derived in consultation with FTN Financial. The liquidity premiums we used ranged from .25% to 5%, and the adjusted discount rates ranged from 7.28% to 17.83%. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility. We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Based on our analysis in the third quarter of 2009, six of the ten trust preferred securities we own were considered to be other than temporarily impaired. The total par value of these six securities was $11.6 million and the fair value was $1.9 million at September 30, 2009. We recognized an OTTI charge of $1.2 million in net income and the remainder through other comprehensive income during the third quarter of 2009. We had previously recognized an OTTI charge of $863 thousand during the second quarter of 2009.

Impaired Loans

ASC 820-10 applies to loans measured for impairment using the practical expedients permitted by ASC 310 at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired in accordance with ASC 310 totaled $723 thousand as of September 30, 2009 with an allocated allowance for loan losses totaling $175 thousand compared to a carrying amount of $974 thousand with an allocated allowance for loan losses totaling $378 thousand at December 31,

2008. Charge-offs related to the impaired loans at September 30, 2009 totaled $20 thousand and $35 thousand during the three and nine months ended September 30, 2009.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. OREO is further evaluated quarterly for any additional impairment. Fair value is classified as Level 3 in the fair value hierarchy. The total amount of OREO was $3.7 million and $3.4 million at September 30, 2009 and December 31, 2008, respectively. There were no write-downs of OREO during the three and nine months ended September 30, 2009 and the three months ended September 30, 2008. There were write-downs totaling $200 thousand during the nine months ended September 30, 2008.

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments, not previously presented, were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$17,056	$17,056	$14,762	$14,762
Securities held to maturity	51,654	49,351	59,326	48,784
Stock in Federal Reserve Bank and Federal
Home Loan Bank	4,427	n/a	4,041	n/a
Net loans	341,361	343,276	298,048	298,304
Accrued interest receivable	1,526	1,526	1,395	1,395

Financial liabilities:
Deposits:
Demand deposits	36,612	36,612	31,691	31,691
Money market and savings accounts	65,191	65,191	52,952	52,952
Certificates of deposit	238,885	241,174	224,817	227,743
Securities sold under agreements to repurchase and other short-term borrowings	23,001	23,001	20,890	20,890
FHLB advances	30,000	30,673	30,000	33,436
Accrued interest payable	830	830	1,422	1,422

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

As part of the purchase price of the fixed assets related to the Leesburg branch, SNBV agreed to issue up to 61,000 shares of common stock upon the exercise of warrants, 43,714 of which are outstanding, at an exercise price of $12.73 per share during the first quarter of 2008. The warrants expire in three years. The fair value of each warrant issued was estimated using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value the warrants:

Dividend yield	0.00%
Expected life	3 years
Expected volatility	19.17%
Risk-free interest rate	2.11%
Weighted average fair value per warrant	$0.84

9.	BRANCH ACQUISITION

On September 28, 2009, Sonabank assumed approximately $26.6 million in deposits of the Old Town Warrenton branch of Millennium Bank, N.A. and purchased $23.6 million of selected loans from Millennium Bank, N.A. Cash in the amount of $3.1 million was received in the transaction. The fair value of the loans acquired was approximately $23.8 million, and the fair value of the deposits assumed was approximately $26.8 million. A core deposit intangible in the amount of $243 thousand was recorded and will be amortized over 15 years. Furniture and equipment with a fair value of approximately $47 thousand was also acquired. A gain of $423 thousand was recorded on the transaction in accordance with ASC 805.

10.	SUBSEQUENT EVENT

SNBV has completed a public offering of its common stock in an underwritten public offering. FIG Partners, LLC acted as the sole manager for the offering. SNBV closed on the offering on November 4, 2009, selling 4,791,665 shares of common stock, including 624,999 shares sold pursuant to an over-allotment option granted to the underwriter, at a price of $6.00 per share. The gross proceeds from the shares sold were $28.7 million. The net proceeds to SNBV from the offering were approximately $27.0 million after deducting $1.3 million in underwriting commission and an estimated $445 thousand in other expenses incurred in connection with the offering.

SNBV expects to use the net proceeds from the offering to provide capital to Sonabank to support its anticipated organic growth, to support potential future acquisitions of branches or whole banks, including the possible acquisitions of failed financial institutions in FDIC assisted transactions, and for other general corporate purposes.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2008. Results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of results that may be attained for any other period.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond our control. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” and similar words, or the negatives of these words, are intended to identify forward-looking statements.

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors discussed and incorporated by reference in Item 8.01 in our Current Report on Form 8-K filed on October 30, 2009, factors that could contribute to those differences include, but are not limited to:

•	our limited operating history;

•

changes in the strength of the United States economy in general and the local economies in our market areas adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	our reliance on brokered deposits;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;

•	impairment concerns and risks related to our investment portfolio of collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;

•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;

•	the concentration of our loan portfolio in loans collateralized by real estate;

•	our level of construction and land development and commercial real estate loans;

•	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•

our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;

•	changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

•	increased competition for deposits and loans adversely affecting rates and terms;

•	increases in FDIC deposit insurance premiums and assessments;

•	the continued service of key management personnel;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	our ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes; and

•	fiscal and governmental policies of the United States federal government.

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this prospectus. These statements speak only as of the date of this prospectus (or an earlier date to the extent applicable). Except as required by applicable law, we undertake no obligation to update publicly these statements in light of new information or future events.

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state bank. Sonabank was originally chartered as a national bank under the laws of the United States of America on April 14, 2005. On January 1, 2009, Sonabank converted from a nationally chartered bank to a state chartered bank and moved its headquarters from Charlottesville to McLean, Virginia. Sonabank is now regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond. Currently, all of the communities served by Sonabank are located in Virginia, and Sonabank does minimal lending outside Virginia. Moreover, the change should save the company in excess of $35 thousand in regulatory fees per year with increased savings as assets grow in the future. The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations. Sonabank conducts full-service banking operations in Fairfax County (Reston, McLean and Fairfax), Charlottesville, Warrenton, Leesburg and Clifton Forge. All of our branches are in Virginia.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended September 30, 2009 was $88 thousand and $637 thousand for the nine months ended September 30, 2009 compared to a loss of $757 thousand during the third quarter of 2008 and net income of $194 thousand during the first nine months of 2008.

Earnings were adversely impacted by OTTI charges of $1.2 million before tax on six of our trust preferred securities which experienced significant incremental deferrals during the third quarter of 2009. Earnings for the nine months ended September 30, 2009, were adversely impacted by OTTI charges of $2.1 million related to trust preferred securities. Earnings for the three and nine months ended September 30, 2008, were adversely impacted by OTTI charges on FHLMC preferred stock in the amounts of $1.3 million and $1.5 million, respectively.

Earnings for the nine months ended September 30, 2009 were also adversely impacted by the FDIC special assessment of $190 thousand before tax as well as increases in the regular assessment which amounted to $448 thousand during the first nine months of 2009 compared to $153 thousand during the same period in 2008.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the three months ended September 30, 2009 was $4.0 million compared to $3.0 million for the same period last year. Average interest-earning assets for the three months ended September 30, 2009 increased $13.8 million over the same period in 2008. Average loans outstanding increased by $40.0 million in the third quarter of 2009 compared to the third quarter of 2008. Average investment securities decreased by $19.7 million in the quarter ended September 30, 2009, compared to the same period last year. The average balance of other earning assets, primarily interest-earning accounts at the Federal Reserve Bank of Richmond (FRB) and the Federal Home Loan Bank of Atlanta (FHLB), decreased from $19.1 million during the third quarter of 2008 to $12.7 million during the third quarter of 2009. The average yield on interest-earning assets decreased from 6.17% in 2008 to 5.69% in 2009 primarily because of the prime rate decreases of 400 basis points during 2008 which accompanied the Federal Reserve Board’s reductions in its federal funds target rate. Average interest-bearing liabilities for the three months ended September 30, 2009 increased $12.4 million compared to the same period in 2008. Average interest-bearing deposits increased by $7.5 million, while average borrowings increased by $4.9 million compared to the third quarter of 2008. The average cost of interest-bearing liabilities decreased from 3.54% in 2008 to 2.08% in 2009. The interest rate spread for the three months ended September 30, 2009 increased from 2.62% to 3.61% compared to the same period last year. The net interest margin for the three months ended September 30, 2009 increased to 3.89% from 3.12% compared to the same period last year.

The net interest margin on a linked quarter basis rose significantly from 3.51% in the second quarter of 2009 to 3.89% in the third quarter of 2009. The rise resulted from a small increase in the yield on loans from 6.08% in the second quarter to 6.10% in the third quarter. This was a result of a stabilized prime rate and Sonabank’s efforts to establish floors on prime rate based loans. This improvement was partially offset by a decline in the yield on investment securities from 4.24% in the second quarter to 4.22% in the third quarter. Another positive factor causing the improvement in the net interest margin is the reduction in balances held in interest-bearing accounts at the FRB and the FHLB. The average balance in those accounts during the third quarter of 2009 was $8.2 million compared to $10.1 during the second quarter of 2009. The yield on earning assets increased from 5.60% during the second quarter to 5.69% during the third quarter. As discussed below, we were able to reduce our cost of funds.

Net interest income for the nine months ended September 30, 2009 was $10.5 million compared to $9.2 million for the same period last year. Average interest-earning assets for the nine months ended September 30, 2009 increased $28.8 million over the same period in 2008. Average loans outstanding increased by $38.8 million in the first nine months of 2009 compared to the same period in 2008. Average investment securities decreased by $14.3 million in the nine months ended September 30, 2009, compared to the same period last year. The average balance of other earning assets, primarily interest-earning accounts at the Federal Reserve Bank of Richmond (FRB) and the Federal Home Loan Bank of Atlanta (FHLB), increased from $10.9 million during the first nine months of 2008 to $15.2 million during the first nine months of 2009. The average yield on interest-earning assets decreased from 6.61% in 2008 to 5.62% in 2009 primarily because of the prime rate decreases of 400 basis points during 2008 which accompanied the Federal Reserve Board’s reductions in its federal funds target rate. Average interest-bearing liabilities for the nine months ended September 30, 2009 increased $27.2 million compared to the same period in 2008. Average interest-bearing deposits increased by $22.0 million, while average borrowings increased by $5.2 million compared to the first nine months of 2008. The average cost of interest-bearing liabilities decreased from 3.85% in 2008 to 2.45% in 2009. The interest rate spread for the nine months ended September 30, 2009 increased from 2.75% to 3.17% compared to the same period last year. The net interest margin for the nine months ended September 30, 2009 increased to 3.51% from 3.32% compared to the same period last year.

Our commercial loans (non-real estate), acquisition and development loans, construction loans and SBA loans are predominately priced to a spread over the prime rate, and these loans reprice virtually immediately. Commercial real estate loans are generally priced at a spread over the one, three or five year constant maturity treasury yield (CMT) or our marginal cost of funds and fixed for one, three or five years. On the liability side of the balance sheet we have a large segment of our funding which floats; but certificates of deposit (CDs) reprice only at maturity resulting in a lag which can adversely affect net interest income and the net interest margin when interest rates decline. We have seen substantial improvements during the first nine months of 2009. We had CDs mature during the first nine months in an amount of $177.9 million with a weighted average rate of 3.37%. During the same period we issued $195.7 million in new CDs at an average rate of 1.29%.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Quarters Ended
	9/30/2009			9/30/2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$334,160	$5,138	6.10%	$294,208	$4,925	6.66%
Investment securities	56,367	595	4.22%	76,068	992	5.22%
Other earning assets	12,665	45	1.41%	19,146	122	2.53%

Total earning assets	403,192	5,778	5.69%	389,422	6,039	6.17%

Allowance for loan losses	(4,715)			(4,037)
Total non-earning assets	42,217			41,509

Total assets	$440,694			$426,894

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$6,473	2	0.11%	$6,348	4	0.24%
Money market accounts	55,759	238	1.69%	52,185	268	2.04%
Savings accounts	2,393	4	0.66%	2,121	1	0.25%
Time deposits	230,171	1,235	2.13%	226,616	2,358	4.14%

Total interest-bearing deposits	294,796	1,479	1.99%	287,270	2,631	3.64%
Borrowings	53,128	348	2.60%	48,241	358	2.95%

Total interest-bearing liabilities	347,924	1,827	2.08%	335,511	2,989	3.54%

Noninterest-bearing liabilities:
Demand deposits	22,520			19,610
Other liabilities	2,149			2,881

Total liabilities	372,593			358,002
Stockholders’ equity	68,101			68,892

Total liabilities and stockholders’ equity	$440,694			$426,894

Net interest income		3,951			3,050

Interest rate spread			3.61%			2.62%
Net interest margin			3.89%			3.12%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest Analysis For the Nine Months Ended
	9/30/2009			9/30/2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$321,499	$14,602	6.07%	$282,710	$14,940	7.06%
Investment securities	62,500	2,052	4.38%	76,751	3,099	5.38%
Other earning assets	15,208	121	1.06%	10,927	276	3.37%

Total earning assets	399,207	16,775	5.62%	370,388	18,315	6.61%

Allowance for loan losses	(4,490)			(3,867)
Total non-earning assets	42,005			41,097

Total assets	$436,722			$407,618

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$7,065	6	0.11%	$6,296	11	0.24%
Money market accounts	51,568	629	1.63%	54,024	1,017	2.51%
Savings accounts	2,222	8	0.48%	2,254	4	0.25%
Time deposits	230,676	4,667	2.70%	206,912	6,950	4.49%

Total interest-bearing deposits	291,531	5,310	2.44%	269,486	7,982	3.96%
Borrowings	51,591	978	2.53%	46,396	1,132	3.26%

Total interest-bearing liabilities	343,122	6,288	2.45%	315,882	9,114	3.85%

Noninterest-bearing liabilities:
Demand deposits	22,568			19,649
Other liabilities	2,039			2,684

Total liabilities	367,729			338,215
Stockholders’ equity	68,993			69,403

Total liabilities and stockholders’ equity	$436,722			$407,618

Net interest income		$10,487			$9,201

Interest rate spread			3.17%			2.75%
Net interest margin			3.51%			3.32%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The provision for loan losses charged to operations for the three months ended September 30, 2009 and 2008 were $1.2 million and $500 thousand, respectively. We had charge-offs totaling $951 thousand and $390 thousand during the three months ended September 30, 2009 and 2008, respectively. We had recoveries totaling $73 thousand and $1 thousand during the three months ended September 30, 2009 and 2008, respectively.

The provision for loan losses charged to operations for the nine months ended September 30, 2009 and 2008 were $2.2 million and $1.2 million, respectively. Provision expense for the year ended December 31, 2008 was $1.7 million. We had charge-offs totaling $1.7 million and $570 thousand during the nine months ended September 30, 2009 and 2008, respectively. We had recoveries totaling $156 thousand and $8 thousand during the nine months ended September 30, 2009 and 2008, respectively. We had charge-offs, net of recoveries, for the year ended December 31, 2008 in the amount of $915 thousand. The increase in provision expense for the first nine months of 2009 relative to 2008 is attributable to the growth and composition of the portfolio, charge-offs, as well as management’s assessment of the current economic and market environment and its impact on loan collectability. Nonaccrual loans were $2.9 million and $1.1 million at September 30, 2009 and December 31, 2008, respectively. At the end of the third quarter of 2009, we put a $2.4 million owner-occupied commercial real estate loan on non-accrual. The owner continues to operate the facility, but at this time is only able to make partial payments.

Noninterest Income (Loss)

The following table presents the major categories on noninterest income (loss) for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,
	2009	2008	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$171	$133	$38
Income from bank-owned life insurance	144	148	(4)
Gain on sale of loans	155	107	48
Net gain on branch acquisition	423	—	423
Net gain on other assets	56	39	17
Net impairment losses recognized in earnings	(1,213)	(1,345)	132
Gain on sale of securities	148	111	37
Other	24	31	(7)

Total noninterest income (loss)	$(92)	$(776)	$684

	For the Nine Months Ended September 30,
	2009	2008	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$441	$367	$74
Income from bank-owned life insurance	432	438	(6)
Gain on sale of loans	155	107	48
Net gain on branch acquisition	423	—	423
Net gain (loss) on other assets	173	(136)	309
Net impairment losses recognized in earnings	(2,076)	(1,469)	(607)
Gain on sale of securities	371	111	260
Other	81	73	8

Total noninterest income (loss)	$—	$(509)	$509

Total noninterest loss was $92 thousand during the third quarter of 2009, compared to a loss of $776 thousand during the same quarter of the prior year. The OTTI charges recognized on trust preferred securities in 2009 and on FHLMC preferred stock in 2008 adversely impacted noninterest income in both periods. The gain on other assets during the third quarter of 2009 consisted of $9 thousand from the sale of other real estate owned and $47 thousand from the sale of other assets. During the third quarter of 2008, there was a gain on other real estate owned in the amount of $39 thousand.

Total noninterest income was zero during the nine months ended September 30, 2009, compared to a loss of $509 thousand during the same period of the prior year. Noninterest income for the first nine months of 2009 included a gain of $423 thousand related to the Warrenton branch acquisition, a gain on sale of securities of $371 thousand, a gain on other real estate owned of $126 thousand, and a gain on other assets of $47 thousand, which is offset by the OTTI charge recognized on trust preferred securities totaling $2.1 million. Noninterest income for the same period last year included the OTTI charge recognized on FHLMC preferred stock totaling $1.5 million and a net loss on other real estate owned of $136 thousand. The change in account maintenance and deposit service fees is the result of increased activity.

Noninterest Expense

The following table presents the major categories on noninterest expense for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,
	2009	2008	Change
	(dollars in thousands)
Salaries and benefits	$1,098	$1,045	$53
Occupancy expenses	387	388	(1)
Furniture and equipment expenses	128	119	9
Amortization of core deposit intangible	182	182	—
Virginia franchise tax expense	140	137	3
FDIC assessment	151	54	97
Data processing expense	77	64	13
Telephone and communication expense	64	65	(1)
Other operating expenses	387	246	141

Total noninterest expense	$2,614	$2,300	$314

	For the Nine Months Ended September 30,
	2009	2008	Change
	(dollars in thousands)
Salaries and benefits	$3,097	$2,963	$134
Occupancy expenses	1,161	1,109	52
Furniture and equipment expenses	374	366	8
Amortization of core deposit intangible	545	545	—
Virginia franchise tax expense	422	411	11
FDIC special assessment	190	—	190
FDIC assessment	448	153	295
Data processing expense	236	196	40
Telephone and communication expense	192	188	4
Other operating expenses	856	802	54

Total noninterest expense	$7,521	$6,733	$788

The increase in noninterest expense for the quarter ended September 30, 2009 compared to the same period last year is in part attributable to the increase in FDIC insurance assessments of $97 thousand and to approximately $93 thousand in expenses related to the Millennium branch acquisition.

Despite the costs associated with the Millennium branch acquisition, the new branch and drive-through facility we opened in Leesburg last year, the increased FDIC assessments and costs to support other organic growth of Sonabank, noninterest expenses were well controlled and rose 12% from $6.7 million for the first nine months of 2008 to $7.5 million for the first nine months of 2009. The increase in occupancy expense was due primarily to inflationary increases in rent expense and one additional month of rent expense for the Leesburg branch compared to the first nine months of 2008.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $462.0 million at September 30, 2009, as compared to $431.9 million at December 31, 2008. Net loans grew from $298.0 million at the end of 2008 to $341.4 million at September 30, 2009. Much of the growth in loans was due to the acquisition of loans with a fair value of approximately $23.8 million from Millennium Bank. Investment securities, available for sale and held to maturity, decreased to $56.8 million at September 30, 2009 compared to $75.0 million at December 31, 2008. Cash and cash equivalents increased from $14.8 million at December 31, 2008 to $17.1 million at September 30, 2009.

As of September 30, 2009, total deposits were $340.7 million compared to $309.5 million as of December 31, 2008. The increase was attributable largely to the acquisition of $26.6 million of deposits from Millennium Bank. Brokered CDs were $77.9 million at September 30, 2009, compared to $118.3 million at December 31, 2008.

Loan Portfolio

The commercial real estate loan category increased by 38%, rising from $104.9 million at year-end to $144.6 million at September 30, 2009. The commercial and industrial loan category increased by 13% to $68.5 million.

The following table summarizes the composition of our loan portfolio as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Mortgage loans on real estate:
Commercial	$144,624	$104,866
Construction loans to residential builders	5,283	4,752
Other construction and land loans	42,692	51,836
Residential 1-4 family	61,057	60,376
Multi- family residential	10,801	5,581
Home equity lines of credit	10,790	11,509

Total real estate loans	275,247	238,920

Commercial loans	68,518	60,820
Consumer loans	3,026	3,074

Gross loans	346,791	302,814

Less unearned income on loans	(559)	(548)

Loans, net of unearned income	$346,232	$302,266

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

Loans identified as impaired in accordance with ASC 310 totaled $723 thousand as of September 30, 2009. This compares to $974 thousand of impaired loans at December 31, 2008. Nonaccrual loans were $2.9 million and $1.1 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, there were no loans past due 90 days or more and accruing interest, and there was one loan in the amount of $135 thousand past due 90 days or more and accruing interest at December 31, 2008.

Nonperforming assets increased from $4.6 million at December 31, 2008 to $6.7 million at September 30, 2009. This increase is primarily due to an increase in nonaccrual loans.

•

The collateral securing the owner occupied $1.5 million commercial real estate loan which was put on non-accrual during the second quarter of 2009 was sold at auction at a small gain during the third quarter of 2009. At the end of the third quarter of 2009 we put a $2.4 million owner occupied commercial real estate loan on non-accrual. The owner continues to operate the facility, but at this time is only able to make partial payments.

The appraised value of the real estate was $4.6 million as of the last appraisal in November 2007.

•

The bulk of our other real estate owned balance continues to be comprised of one property, which contains 33 finished 2 to 4 acre lots in Culpeper. There are no new developments on that property. We took a deed in lieu of foreclosure in September 2007. There are no new developments on that property. We continue to monitor the fair value of this property to ensure our carrying value is realizable. In addition, we own three residential properties taken in foreclosures with an aggregate carrying value of $547 thousand which are being actively marketed.

We have an internal loan review process and a loan committee which provide on-going monitoring to identify and address issues with problem loans. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at September 30, 2009.

The following table sets forth selected asset quality ratios as of the dates indicated:

	As of
	September 30, 2009	December 31, 2008

Allowance for loan losses to total loans	1.41%	1.40%
Nonperforming assets to total assets	1.44%	1.08%
Nonperforming assets total loans	1.92%	1.54%

Securities

Investment securities, available for sale and held to maturity, were $56.8 million at September 30, 2009 compared to $75.0 million at December 31, 2008.

At September 30, 2009 the securities portfolio (held to maturity and available for sale) was comprised of the following:

•

$41.7 million of FNMA and FHLMC mortgage-backed securities. Since the conservatorship, these securities carry the full faith and credit of the U.S. Government. As of September 30, 2009, the fair market value of these securities was $42.9 million.

•	As of September 30, 2009 we owned pooled trust preferred securities broken down as follows:

	Tranche Level	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Value	Current Defaults and Deferrals (4)	% of Current Defaults and Deferrals to Current Collateral	Sandler O’Neill (a) Sterne Agee (b) Estimated Incremental Defaults Required to Break Yield (1)		Previously Recognized Cumulative Other Comprehensive Loss (2)
Security		Moody’s	Fitch	Moody’s	Fitch
						(in thousands)
Investment Grade:
ALESCO VII A1B	Senior	Aaa	AAA	A3	AA	$8,792	$7,802	$6,506	$132,556	21%	$288,348	b	$332
MMCF II B	Senior Sub	A3	AA-	Baa2	BBB	583	533	484	34,000	26%	16,900	a	50
MMCF III B	Senior Sub	A3	A-	Baa3	B	709	692	369	10,000	8%	30,200	a	17

						10,084	9,027	7,359					$399

Other:
TRAP 2007-XII C1	Mezzanine	A3	A	Ca	CC	2,012	1,422	282	118,250	24%	40,860	b	$590

													Cumulative Other Comprehensive Loss (3)	Previously Recognized OTTI Related to Credit Loss (3)	Current Quarter OTTI Related to Credit Loss (3)
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	CC	1,500	522	522	92,000	27%	2,200	a	$922	$—	$56
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,023	142	142	158,250	21%	—	b	1,800	—	81
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,025	99	99	100,500	30%	—	a	605	—	321
ALESCO V C1	Mezzanine	A2	A	Ca	CC	2,000	534	534	70,942	21%	—	b	1,273	3	191	(5)
ALESCO XV C1	Mezzanine	A3	A-	Ca	CC	3,032	212	212	180,250	27%	—	b	1,577	799	444
ALESCO XVI C	Mezzanine	A3	A-	Ca	CC	2,021	424	424	126,250	25%	—	b	1,416	61	120

						11,601	1,933	1,933					$7,593	$863	$1,213

Total						$23,697	$12,382	$9,574

(1)	A break in yield for a given tranche means that defaults/deferrals have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment). In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche. This represents additional defaults beyond those currently existing.
(2)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity
(3)	Pre-tax
(4)	Includes known defaults and deferrals at September 30, 2009. Subsequent to quarter end, we received notification of additional deferrals totaling $10.5 million, $5.5 million and $4.55 million on Alesco V C1, Alesco VII A1B and Alesco XV C1, respectively. The deferrals on Alesco VII A1B and Alesco XV C1 did not result in OTTI for the quarter.
(5)	The deferral which resulted in the incremental OTTI occurred after September 30, 2009.

Five of the trust preferred securities owned by Sonabank have not continued to pay principal and interest in accordance with the contractual terms of the securities. MMC Funding XVIII continues to defer interest payments since the fourth quarter of 2008. TRAP XII C1, TRAP XIII D, ALESCO XV C1 and ALESCO XVI C had new deferrals which caused failures in senior class principal coverage tests during the second quarter of 2009. When this happens the cash flows to the lower classes are temporarily suspended and used to pay down the principal of the senior classes in order to restore the over-collateralization levels of the senior classes. The bonds will continue to accrue interest, but it will be capitalized rather than paid in cash, also known as payment in kind. Interest will be earned on the capitalized interest at the current coupon rate. Once the senior class coverage test is satisfied, the lower classes will begin to receive current interest as well as capitalized interest.

Management has evaluated each of these securities for potential impairment under ASC 325-40 and the most recently issued guidance described in Note 1, and has reviewed each of the issues’ collateral participants using various techniques including the ratings provided in the Bank Financial Quarterly published by IDC Financial Publishing, Inc. Management has also reviewed the interest and principal coverage of each of the tranches it owns. In performing a detailed cash flow analysis of each security, management works with independent third parties to identify its best estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following assumptions:

•

We assume that all of the issuers rated 1 by IDC Financial Publishing that have not already defaulted or deferred will default or defer immediately with 100% loss, except for one issuer who has received TARP funding. On one security, TPREF Funding II which has a minimal cushion, we have assumed an additional $10 million in defaults which results in an OTTI.

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

•	Our securities have been modeled using the above assumptions by Sandler O’Neill or Sterne Agee using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

At the end of the second quarter of 2009, management’s analysis deemed three of the ten securities we own other than temporarily impaired. The cash flow analysis in the second quarter indicated that one security, ALESCO XV C1 would probably experience significant credit losses. Two others, ALESCO V C1 and ALESCO XVI C, would probably experience minor credit losses. We booked second quarter OTTI charges accordingly. In the third quarter of 2009 our analysis indicated that we would incur OTTI charges on three additional securities: MMC Funding XVIII, TRAP 2007 – XIII D and TPREF Funding II. We also incurred additional OTTI charges on ALESCO V C1, ALESCO XV C1 and ALESCO XVI C. The credit portion of the OTTI was recognized in net income and the remainder through other comprehensive income.

Trust preferred securities which are issued by financial institutions and insurance companies are classified as held-to-maturity securities. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, management utilized guidance in ASC 820-10 to value these securities. The pricing for these securities utilized a discount rate from the Bloomberg Fair Value Index yield curve for single issuer trust preferred securities with similar ratings, interest rates and maturity dates (an observable input). In addition a liquidity premium was utilized to take into account liquidity risk (a management estimate and thus an unobservable input). Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

We also own $2.1 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was downgraded from B to CCC by Standard and Poors in September 2009, and it was downgraded from BBB to CC by Fitch in August 2009. This security was originated in 2005. The average FICO score of the underlying loans at origination was 748. As of September 30, 2009, delinquencies of more than 60 days, foreclosures and REO totaled 30.3% compared to 27.5% at June 30, 2009. Credit support is 11.78 compared to 14 when originally issued, which provides coverage of 1.19 times projected losses in the collateral. The fair market value is $1.3 million. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, determined that an OTTI does not exist as of September 30, 2009.

We own 55,000 shares of the Freddie Mac perpetual preferred stock Series V. The fair value of the shares we still own at September 30, 2009 was $91 thousand.

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

Due to the uncertain economic environment, we have maintained much more cash in interest-earning accounts at the FRB and the FHLB during the fourth quarter of 2008 and the first nine months of 2009 than we previously have. The average balance held in these interest-earning accounts was $8.2 million, $10.1 million and $14.5 million during the quarters ended September 30, 2009 June 30, 2009 and March 31, 2009, respectively. The balance as of September 30, 2009 was $14.1 million, which was higher because of the cash received from the Old Town Warrenton branch acquisition.

We prepare a monthly cash flow report which forecasts weekly cash needs and availability for the coming three months, based on forecasts of loan closings from our pipeline report and other factors. Management anticipates that future funding requirements will be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009
SNBV
Tier 1 risk-based capital ratio	$59,572	14.87%	$16,028	4.00%	N/A	N/A
Total risk-based capital ratio	64,443	16.08%	32,056	8.00%	N/A	N/A
Leverage ratio	59,572	13.91%	17,129	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$57,134	14.26%	$16,024	4.00%	$24,037	6.00%
Total risk-based capital ratio	62,005	15.48%	32,049	8.00%	40,061	10.00%
Leverage ratio	57,134	13.34%	17,129	4.00%	21,411	5.00%

December 31, 2008
SNBV
Tier 1 risk-based capital ratio	$58,495	17.46%	$13,404	4.00%	N/A	N/A
Total risk-based capital ratio	62,684	18.71%	26,808	8.00%	N/A	N/A
Leverage ratio	58,495	13.71%	17,063	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$56,055	16.73%	$13,402	4.00%	$20,103	6.00%
Total risk-based capital ratio	60,243	17.98%	26,804	8.00%	33,505	10.00%
Leverage ratio	56,055	13.14%	17,063	4.00%	21,329	5.00%

The most recent regulatory notification categorized Sonabank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Sonabank’s category.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of September 30, 2009 and December 31, 2008:

	Sensitivity of Market Value of Portfolio Equity As of September 30, 2009
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)

Up 300	$63,871	$(3,167)	-4.72%	13.82%	96.13%
Up 200	65,469	(1,569)	-2.34%	14.17%	98.53%
Up 100	66,693	(345)	-0.51%	14.43%	100.38%
Base	67,038	—	0.00%	14.51%	100.90%
Down 100	65,560	(1,478)	-2.20%	14.19%	98.67%
Down 200	63,898	(3,140)	-4.68%	13.83%	96.17%
Down 300	62,801	(4,237)	-6.32%	13.59%	94.52%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2008
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)

Up 300	$58,494	$(148)	-0.25%	13.54%	85.05%
Up 200	59,229	$587	1.00%	13.71%	86.12%
Up 100	59,369	$727	1.24%	13.75%	86.32%
Base	58,642	$—	0.00%	13.58%	85.27%
Down 100	55,649	$(2,993)	-5.10%	12.88%	80.91%
Down 200	53,797	$(4,845)	-8.26%	12.46%	78.22%
Down 300	53,535	$(5,107)	-8.71%	12.39%	77.84%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2009 and December 31, 2008 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

	Sensitivity of Net Interest Income As of September 30, 2009
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)

Up 300	$17,580	$877	4.08%	0.20%
Up 200	17,343	640	4.02%	0.14%
Up 100	17,078	375	3.96%	0.08%
Base	16,703	—	3.88%	0.00%
Down 100	17,621	918	4.09%	0.21%
Down 200	17,716	1,013	4.11%	0.23%
Down 300	17,718	1,015	4.11%	0.23%

	Sensitivity of Net Interest Income As of December 31, 2008
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)

Up 300	$13,134	$1,682	3.31%	0.42%
Up 200	12,609	1,157	3.18%	0.29%
Up 100	12,058	606	3.05%	0.16%
Base	11,452	—	2.89%	0.00%
Down 100	12,205	753	3.08%	0.19%
Down 200	12,892	1,440	3.25%	0.36%
Down 300	12,891	1,439	3.25%	0.36%

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

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(c) under the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 1A – RISK FACTORS

In addition to the information contained in this report, you should consider the Risk Factors discussed and incorporated by reference in Item 8.01 in our Current Report on Form 8-K filed on October 30, 2009. These Risk Factors update and supersede the Risk Factors discussed in Part I under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in our Risk Factors from those disclosed in Form 8-K filed on October 30, 2009.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

(a) Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

November 6, 2009	/S/ GEORGIA S. DERRICO
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

November 6, 2009	/S/ WILLIAM H. LAGOS
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer