Form 10-K
period 2009-12-31
Southern National Bancorp of Virginia Inc
filed 2010-03-08
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b – 2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $50,352,518 based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of March 2, 2010 was 11,590,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2010 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Form 10-K.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-K

i

PART I

Item 1.—Business

Overview

Southern National Bancorp of Virginia, Inc. (“SNBV”, “we” or “our”) is the bank holding company for Sonabank (“Sonabank” or the “Bank”), a Virginia state chartered bank which commenced operations on April 14, 2005. Sonabank conducts full-service community banking operations from locations in Fairfax County (Reston, McLean and Fairfax), Charlottesville, Warrenton, Leesburg, New Market, Front Royal, South Riding and Clifton Forge, Virginia and in Rockville, Maryland and maintains loan production offices in Richmond, Charlottesville, Warrenton and Fredericksburg. As of December 31, 2009, we reported, on a consolidated basis, total assets of $610.7 million, total loans, net of unearned income, of $462.3 million, total deposits of $455.8 million and shareholders’ equity of $97.1 million.

While we offer a wide range of commercial banking services, we focus on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes. We are the leading Small Business Administration (SBA) lender among Virginia community banks. We also invest in real estate-related securities, including collateralized mortgage obligations and agency mortgage backed securities. Our principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. We offer a broad range of deposit products, including checking (NOW), savings, money market accounts and certificates of deposit. We actively pursue business relationships by utilizing the business contacts of our directors, senior management and local bank officers, thereby capitalizing on our knowledge of our local market areas.

Effective December 4, 2009, Sonabank assumed certain deposits and liabilities and acquired certain assets of Greater Atlantic from the FDIC as receiver for Greater Atlantic Bank, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on December 4, 2009 (the “Agreement”). On December 5, 2009, the former Greater Atlantic offices, located in Reston, New Market, Front Royal and South Riding, Virginia and Rockville, Maryland opened as Sonabank branches.

The Bank acquired substantially all of the assets of Greater Atlantic Bank, including all loans, and assumed substantially all of its liabilities, including the insured and uninsured deposits. Pursuant to the terms of the Agreement, the Bank (a) acquired at fair value $113.6 million in loans, $1.0 million in foreclosed assets, $28.1 million in securities available-for-sale and $73.0 million in cash and other assets, and (b) assumed at fair value $178.7 million in deposits, $25.4 million in borrowings and $407 thousand in other liabilities and recorded a deferred tax liability of $3.8 million. The Bank also recorded a core deposit intangible asset in the amount of $1.2 million and recorded a pre-tax gain on the transaction of $11.2 million. In connection with the Greater Atlantic acquisition, the FDIC made a cash payment to the Bank of approximately $27.0 million. The foregoing amounts are estimates and subject to adjustment based upon final settlement with the FDIC. The terms of the Agreement provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Greater Atlantic not assumed by the Bank and certain other types of claims listed in the Agreement.

The Bank paid no cash or other consideration to acquire Greater Atlantic Bank. As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement (the “loss sharing agreement”) on approximately $143.4 million (cost basis) of Greater Atlantic Bank’s assets. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.” Pursuant to the terms of the loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses of up to $19 million with respect to the covered assets. The FDIC will reimburse the Bank for 95% of losses in excess of $19 million with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement, and for 95% of recoveries with respect to losses for which the FDIC paid the Bank 95% reimbursement under the loss sharing agreement.

On September 28, 2009, Southern National Bancorp of Virginia, Inc. completed the purchase of the Warrenton branch office, acquired at fair value selected loans in the amount of $23.8 million and assumed at fair value approximately $26.8 million of deposits from Millennium Bank, N.A.

SNBV completed a public offering of its common stock in an underwritten public offering. FIG Partners, LLC acted as the sole manager for the offering. SNBV closed on the offering on November 4, 2009, selling 4,791,665 shares of common stock, including 624,999 shares sold pursuant to an over-allotment option granted to the underwriter, at a price of $6.00 per share. The gross proceeds from the shares sold were $28.7 million. The net proceeds to SNBV from the offering were approximately $26.9 million after deducting $1.3 million in underwriting commission and an estimated $486 thousand in other expenses incurred in connection with the offering.

SNBV expects to use the net proceeds from the offering to provide capital to Sonabank to support its anticipated organic growth, to support potential future acquisitions of branches or whole banks, including the possible acquisitions of failed financial institutions in FDIC assisted transactions, and for other general corporate purposes.

We primarily market our products and services to small and medium-sized businesses and to retail consumers. Our strategy is to provide superior service through our employees, who are relationship-oriented and committed to their respective customers. Through this strategy, we intend to grow our business, expand our customer base and improve our profitability. The key elements of our strategy are to:

•

Utilize the Strength of our Management Team. The experience and market knowledge of our management team is one of our greatest strengths and competitive advantages. Our chairman, Georgia S. Derrico, was the founder, chairman of the board and chief executive officer, and our president, R. Roderick Porter, was the president and chief operating officer, of Southern Financial Bancorp, Inc., a publicly traded bank holding company. At the time of its sale to Provident Bankshares, Inc. in April of 2004, Southern Financial had $1.5 billion in assets and operated 34 full-service banking offices of Southern Financial Bank, which was founded in Fairfax County and subsequently expanded into Central and Southern Virginia. Including the members of our current senior management team, 38 of our employees previously worked with our chairman and president at Southern Financial Bank.

•

Leverage Our Existing Foundation for Additional Growth. Based on our management’s depth of experience and certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective branch or bank acquisitions. We believe that the investments we have made in our data processing, staff and branch network will be able to support a much larger asset base. We are committed, however, to control any additional growth in a manner designed to minimize the risk and to maintain strong capital ratios. We believe that the net proceeds raised in this offering will assist us in implementing our growth strategies by providing the capital necessary to support future asset growth, both organically and through strategic acquisitions.

•

Continue to Pursue Selective Acquisition Opportunities. Historically, acquisitions have been a key part of our growth. Since our formation, we have completed the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009, the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge branch of First Community Bancorp, Inc. in December of 2005. We intend to continue to review branch and whole bank acquisition opportunities, including possible acquisitions of failed financial institutions in FDIC assisted transactions, and will pursue these opportunities if they represent the most efficient use of our capital under the circumstances. We believe that we have demonstrated that we have the skill set and experience to acquire and integrate successfully both bank and branch acquisitions, and that with the stronger capital position we expect to have following this offering, we will be well-positioned to take advantage of acquisition opportunities as they may arise. We intend to focus on targets in our market areas or other attractive areas with significant core deposits and/or a potential customer base compatible with our growth strategy.

•

Focus on the Business Owner. It is our goal to be the bank that business owners in our markets turn to first for commercial banking needs as a result of our superior personal service and the tailored products and services that we provide. To help achieve this goal, we:

•

have a standing credit committee that meets as often as necessary on a “when needed” basis to review completed loan applications, making extensive use of technology to facilitate our internal communications and thereby enabling us to respond to our customers promptly;

•

are an SBA approved “Preferred” lender, which permits us to make SBA loan decisions at Sonabank rather than waiting for SBA processing. We offer a number of different types of SBA loans designed for the small and medium-sized business owner and some of our SBA loan customers also have other relationships with Sonabank. This product group is complex and “paper intensive” and not well utilized by some of our competitors;

•

provide Internet business banking at www.sonabank.com which allows our business customers 24-hour web-based access to their accounts so they can confirm or transfer balances, pay bills, download statements and use our “Web Lockbox” or “Sona Cash Manager;”

•

provide our business customers with “Sona In-House,” a service that utilizes Check 21 technology to allow customers to make remote deposits from their business locations and gives them access to those funds within 24 to 48 hours; and

•

provide our business customers with access to SABL, our recently developed state-of-the-art asset-based lending system. Unlike most asset-based lending systems, which are based on manual processes or software that certifies a company’s borrowing base periodically, SABL provides a real time capability to analyze and adjust borrowing availability based on actual collateral levels. SABL is predicated on a link between any kind of accounting software used by the customer and Sonabank’s server. SABL is now fully operational, with seven users.

•

Maintain Local Decision-Making and Accountability. We believe that we have a competitive advantage over larger national and regional financial institutions by providing superior customer service with experienced, knowledgeable management, localized decision-making capabilities and prompt credit decisions. We believe that our customers want to deal directly with the persons who make the credit decisions.

•

Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures in an effort to ensure that, despite the growth in our loan portfolio, we consistently maintain strong asset quality.

•

Build a Stable Core Deposit Base. We intend to continue to grow a stable core deposit base of business and retail customers. To the extent that our asset growth outpaces this local deposit funding source, we plan to continue to borrow and raise deposits in the national market using deposit intermediaries. We intend to continue our practice of developing a deposit relationship with each of our loan customers.

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

The following is a discussion of each of the major types of lending:

Commercial Real Estate Lending

Permanent. Commercial real estate lending includes loans for permanent financing. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is strong. At December 31, 2009, our commercial real estate loans for permanent financing totaled $167.7 million, of which $21.4 million was acquired in the Greater Atlantic transaction.

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

All valuations on property which will secure loans over $250 thousand are performed by independent outside appraisers who are reviewed by our executive vice president of risk management and/or an officer independent of the transaction. We retain a valid lien on real estate and obtain a title insurance policy (on first trust loans only) that insures the property is free of encumbrances. In addition, we do title searches on all loans secured by real estate.

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

Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2009, we had $53.8 million of construction, land and development loans, of which $5.8 million was acquired in the Greater Atlantic transaction.

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

Commercial Business Lending

These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2009, our commercial business loans totaled $74.7 million, of which $4.0 million was acquired in the Greater Atlantic transaction.

In general, commercial business loans involve more credit risk than residential mortgage loans and real estate-backed commercial loans and, therefore, usually yield a higher return to us. The increased risk for commercial business loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans will be serviced principally from the operations of the business, and that those operations may not be successful. Historical trends have shown that these types of loans do have higher delinquencies than mortgage loans. Because of this, we often utilize the SBA 7(a) program (which guarantees the repayment of up to 90% of the principal and accrued interest to us) to reduce the inherent risk associated with commercial business lending.

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

SBA Lending

We have developed an expertise in the federally guaranteed SBA program. The SBA program is an economic development program which finances the expansion of small businesses. We are a Preferred Lender in the Washington D.C. and Richmond Districts of the SBA. As an SBA Preferred lender, our pre-approved status allows us to quickly respond to customers’ needs. Under the SBA program, we originate and fund SBA 7(a) loans which qualify for guarantees up to 90% of principal and accrued interest. We also originate 504 chapter loans in which we generally provide 50% of the financing, taking a first lien on the real property as collateral.

We provide SBA loans to potential borrowers who are proposing a business venture, often with existing cash flow and a reasonable chance of success. We do not treat the SBA guarantee as a substitute for a borrower meeting our credit standards, and, except for minimum capital levels or maximum loan terms, the borrower must meet our other credit standards as applicable to loans outside the SBA process.

Residential Mortgage Lending

Permanent. To a limited extent, we make fixed and adjustable rate first mortgage loans on residential properties with terms up to 30 years. In the case of conventional loans, we typically lend up to 80% of the appraised value of single-family residences and require mortgage insurance for loans exceeding that amount. We have no sub-prime loans. At December 31, 2009, we had $94.8 million of permanent residential mortgage loans. Of that amount, $34.5 million remain from the purchase of 1st Service Bank, and $33.8 million was acquired in the Greater Atlantic transaction.

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

Home Equity Lines of Credit. Sonabank rarely originates home equity lines of credit. At December 31, 2009, we had outstanding balances totaling $54.8 million, of which $44.2 million was acquired in the Greater Atlantic transaction. We had previously acquired outstanding balances of home equity lines of credit in the amount of $8.0 million in the acquisition of 1st Service Bank in 2006.

Consumer Lending

To a limited extent, we offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of his gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2009, we had $3.7 million of consumer loans.

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

We have a standing Credit Committee comprised of certain officers, each of whom has a defined lending authority in combination with other officers. These individual lending authorities are determined by our Chief Executive Officer and certain directors and are based on the individual’s technical ability and experience. These authorities must be approved by our board of directors and our Credit Committee. Our Credit Committee is comprised of four levels of members: junior, regular, senior, and executive, based on experience. Our executive members are Ms. Derrico and Messrs. Porter and Wallace. Mr. Stevens, Chief Risk Officer, must approve risk ratings for loans over $1.5 million. Loans over a certain size must be approved by outside director, Neil Call. (See “Management.”) Under our loan approval process, the sponsoring loan officer’s approval is required on all credit submissions. This approval must be included in or added to the individual and joining authorities outlined below. The sponsoring loan officer is primarily responsible for the customer’s relationship with us, including, among other things, obtaining and maintaining adequate credit file information. We require each loan officer to maintain loan files in an order and detail that would enable a disinterested third party to review the file and determine the current status and quality of the credit.

In addition to approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one senior or one executive member must approve all loans in the amount of $100,000 or more. All three of the executive members of the committee must approve all loans of $1 million or more. Regardless of the number of approvals needed, we encourage each member not to rely on another member’s approval as a basis for approval and to treat his approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is limited to 15% of our unimpaired capital and surplus. We have an internal guidance line of 75% of the legal lending limit. As of December 31, 2009, our legal lending limit was approximately $13.3 million, although we have no loans to one borrower that approach our legal lending limit to date. Our largest group credit is $8.5 million.

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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned account until it is sold. These assets are carried at the lower of cost or the fair value net of estimated selling costs. To the extent there is a decline in value, that amount is charged to operating expense. At December 31, 2009, we had other real estate owned totaling $3.5 million, of which $740 thousand, net of discount, was acquired in the Greater Atlantic transaction.

Special Products and Services

To complement our array of loans, we also provide the following special products and services to our commercial customers:

Cash Management Services

Cash Management services are offered that enable the Bank’s business customer to maximize the efficiency of their cash management. Specific products offered in our cash management services program include the following:

•	Investment/sweep accounts

•	Wire Transfer services

•	Employer Services/Payroll processing services

•	Zero balance accounts

•	Night depository services

•	Lockbox services

•	Depository transfers

•	Merchant services (third party)

•	ACH originations

•	Business debit cards

•	Controlled disbursement accounts

•	SONA 24/7 (Check 21 processing)

•	Sonabank asset based lending (SABL)

Some of the products listed above are described in-depth below.

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

•

Lockbox Services: Sonabank will open a lockbox, retrieve and scan incoming checks, and deposit them directly into the customer’s account. The images of the checks will then be available to view online. This makes bookkeeping for the customer fast and easy, and because Sonabank is checking the lockbox daily, funds will often be available sooner. Big businesses have been using lockboxes for decades as a cash management tool. Sonabank makes this service cost effective for all small and medium sized businesses as well.

•	Employer Services: Sonabank will provide its business clients with software that allows them to generate ACH payroll transactions to their employees’ accounts.

•

SABL: Asset Based Lending is a form of “collateral-based” lending. It is a combination of secured lending and short-term business lending. It is a specialized form of financing that allows a bank’s commercial customers to pledge their working assets, typically inventory and account receivables as collateral to secure financing. Asset Based Lending borrowers are typically in the service, manufacturing or distribution fields.

SABL is an Asset Based Lending software system, built by Sonabank that allows the bank to monitor the collateral of its commercial borrowers who have pledged their working assets (accounts receivables and other qualifying assets such as inventory) as collateral. SABL will also have the ability to track other offsets (liabilities, e.g. other loans the customer has with the bank) to the line of credit. SABL will serve to provide the more stringent controls and supervision that this type of lending requires.

One control that is typical of Asset Based Lending is that the commercial borrower is required to have its customers remit invoice payments to a bank controlled lockbox. The bank retrieves these payments and the bank applies them directly to any outstanding balance on the line. SABL allows for this and can combine that service with remote capture (check 21) if warranted.

Most Asset Based Lending systems are manual processes or software that certifies the borrowing base periodically. These certifications are usually provided in the form of manually created borrowing bases backed up with field exams. SABL will provide a real time capability to analyze and adjust borrowing availability based on the levels of collateral at the moment.

SABL also offers an automated collateral upload, taking receivable information directly from the clients accounting system. SABL also offers discretionary borrowings and pay offs, allowing clients to borrow on or pay down their line at their discretion, as long as they are compliant with the SABL system. Lastly, SABL offers superior reporting, offering reports to bank officers that provide all the information they need to monitor risk. Customized reports can also be built for clients.

•	Other Consumer/Retail Products and Services. Other products and services that are offered by the Bank are primarily directed toward the individual customer and include the following:

•	Debit cards

•	ATM services

•	Travelers Checks

•	Savings bonds

•	Money Orders

•	Notary service

•	Wire transfers

•	Telephone banking

•	Online banking with bill payment services

•	Credit Cards

Competition

The banking business is highly competitive, and our profitability depends principally on our ability to compete in the market areas in which our banking operations are located. We experience substantial competition in attracting and retaining savings deposits and in lending funds. The primary factors we encounter in competing for savings deposits are convenient office locations and rates offered. Direct competition for savings deposits comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. The primary factors we encounter in competing for loans include, among others, interest rate and loan origination fees and the range of services offered. Competition for origination of loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies. We have been able to compete effectively with other financial institutions by:

•	emphasizing customer service and technology;

•	establishing long-term customer relationships and building customer loyalty; and

•	providing products and services designed to address the specific needs of our customers.

Employees

At December 31, 2009, we had 103 full-time equivalent employees, four of whom were executive officers. Management considers its relations with its employees to be good. Neither we nor Sonabank are a party to any collective bargaining agreement.

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

The Bank Holding Company Act of 1956. Under the Bank Holding Company Act of 1956, as amended (“BHCA”), SNBV is subject to periodic examination by the Federal Reserve Board (“FRB”) and required to file periodic reports regarding its operations and any additional information that the FRB may require. Our activities at the bank holding company level are limited to:

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

In addition, and subject to some exceptions, the BHCA and the Change in Bank Control Act, together with their regulations, require FRB approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, of any class of voting securities and either has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption. On September 22, 2008, the FRB issued a policy statement on equity investments in bank holding companies and banks, which allows the FRB to generally be able to conclude that an entity’s investment is not “controlling” if the entity does not own in excess of 15% of the voting power and 33% of the total equity of the bank holding company or bank. Depending on the nature of the overall investment and the capital structure of the banking organization, based on the policy statement, the FRB will permit noncontrolling investments in the form of voting and nonvoting shares that represent in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the FRB determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the FRB, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although SNBV has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, SNBV may elect to do so in the future.

Insurance of Deposits. The Bank’s deposit accounts have been insured by the FDIC up to a maximum of $100,000 per insured depositor ($250,000 for certain retirement accounts). On October 3, 2008, the FDIC temporarily increased deposit insurance from $100,000 per depositor to $250,000. This increase is effective until December 31, 2013. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLG Program”) to strengthen confidence and encourage liquidity in the banking system. The program consists of two components: a temporary guarantee of newly-issued senior unsecured debt and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions. Sonabank is participating in the Transaction Account Guarantee Program, but opted not to participate in the Debt Guarantee Program.

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

In February 2006, the Federal Deposit Insurance Reform Act of 2005 (“Deposit Reform Act”) was enacted. The Deposit Reform Act, among other things, consolidates the Bank Insurance Fund and Savings Association Insurance Fund into the Deposit Insurance Fund (“DIF”), establishes a range for reserves levels for the DIF of 1.15% to 1.50% and creates a mechanism for raising the ceiling on deposit insurance coverage to reflect future inflation.

If the reserve ratio falls below 1.15%, the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15% generally within 5 years. If the reserve ratio exceeds 1.35%, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35%. The FDIC declares a 50% dividend when the reserve ratio reaches 1.35% and a 100% dividend when the reserve ratio reaches above 1.50%. The designated reserve ratio is currently set at 1.25%. The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Under a risk-based assessment system required by the FDICIA, FDIC-insured depository institutions pay quarterly insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to regulators. An institution’s risk assignment includes assignment to Risk Category I, II, III, or IV.

On January 1, 2009, the FDIC increased the DIF assessment rates as part of the FDIC’s DIF restoration plan. As a result, initial base assessment rates currently range from 12 to 14 basis points for Risk Category I institutions, 17 basis points for Risk Category II institutions, 35 basis points for Risk Category III institutions, and 50 basis points for Risk Category IV institutions. On February 27, 2009, the board of directors of the FDIC issued final rules to amend the restoration plan for the DIF, change the risk-based assessment system and set assessment rates to begin in the second quarter of 2009. Effective April 1, 2009, total base assessment rates range from 7 to 24 basis points for Risk Category I institutions, 17 to 43 basis points for Risk Category II institutions, 27 to 58 basis points for Risk Category III institutions, and 40 to 77.5 basis points for Risk Category IV institutions. Risk assessments remain in effect for future assessment periods until changed by the FDIC. On May 22, 2009, the FDIC announced that it would levy a special assessment on insured institutions as part of its effort to rebuild the DIF. The special assessment equaled five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009.

Additionally, on November 17, 2009, the FDIC adopted a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, at the same time that institutions paid their regular quarterly deposit insurance assessments for the third quarter of 2009. The FDIC is to maintain assessment rates at their current levels through the end of 2010 and assessment rates will be increased by an annualized 3 basis points effective January 1, 2011.

Under generally accepted accounting principles, prepaid assessments would not immediately affect a bank’s earnings. Each institution recorded the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as currently done. The institutions would record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter. The FDIC would also have the authority to exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would significantly impair the institution’s liquidity or would otherwise create significant hardship.

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

Under these regulations, a state bank will be:

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

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Prompt Corrective Action. Under Section 38 of the Federal Deposit Insurance Act (“FDIA”), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FRB and the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized bank as adequately capitalized and may require an adequately capitalized bank or an undercapitalized bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized bank as critically undercapitalized).

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

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior FRB approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Brokered Deposit Restrictions. Adequately capitalized institutions (as defined for purposes of the prompt corrective action rules described above) cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

Payment of Dividends. SNBV is a legal entity separate and distinct from Sonabank. The principal sources of SNBV’s cash flow, including cash flow to pay dividends to its stockholders, are dividends that Sonabank pays to its sole shareholder, SNBV. Statutory and regulatory limitations apply to Sonabank’s payment of dividends to us as well as to SNBV’s payment of dividends to its stockholders.

The policy of the FRB that a bank holding company should serve as a source of strength to its subsidiary banks also results in the position of the FRB that a bank holding company should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of its bank subsidiary or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength. Sonabank has no present plans to pay dividends to SNBV.

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

In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution. Any claim for breach of such obligation will generally have priority over most other unsecured claims.

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

Privacy. Under the GLBA, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. Sonabank has established policies and procedures to assure our compliance with all privacy provisions of the GLBA.

Consumer Credit Reporting. On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the “FCRA Amendments”) became effective in 2004.

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

Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. For institutions with total assets of $1 billion or more, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

Anti-Terrorism and Money Laundering Legislation. Sonabank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. Sonabank has established a customer identification program under Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures intended to comply with the foregoing rules.

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

Reserve Requirements. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2010, the first $10.7 million will be exempt from reserve requirements. A 3.0% reserve ratio will be assessed on net transaction accounts over $10.7 million to and including $55.2 million. A 10.0% reserve ratio will be applied to net transaction accounts in excess of $55.2 million. These percentages are subject to adjustment by the FRB.

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

The GLBA and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination. The Bank received a “satisfactory” rating in the most recent examination for Community Reinvestment Act compliances in October 2007.

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

Legislative Initiatives. In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. A number of government initiatives designed to respond to the current conditions have been introduced recently and proposals for legislation that could substantially intensify the regulation of financial institutions are expected to be introduced in Congress and State Legislatures. Such initiatives may change banking statutes and the operating environment for us and Sonabank in substantial and unpredictable ways. We cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of our operations or the operations of Sonabank. A change in statutes, regulations or regulatory policies applicable to us or Sonabank could have a material effect on the financial condition, results of operations or business of our company and Sonabank.

In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect us included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to expand the current eligibility requirements for financial holding companies such as us so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iii) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; and (iv) to further limit the ability of banks to engage transactions with affiliates.

Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. We cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which we may be affected thereby.

On October 22, 2009, the FRB issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

Item 1A. Risk Factors

We have a limited operating history, which makes it difficult to predict future prospects and financial performance.

We have only been operating as a bank holding company since April of 2005. Due to this limited operating history, it may be difficult to evaluate our business prospects and future financial performance. There can be no assurance that we can maintain our profitability. Further, our future operating results depend upon a number of factors, including our ability to manage our growth, retain our customer base and to successfully identify and respond to emerging trends in our market areas.

Difficult market conditions and economic trends have adversely affected the banking industry and could adversely affect our business, financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in our markets. Financial institutions continue to be affected by declines in the real estate market that have negatively impacted the credit performance of mortgage, construction and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on our borrowers and/or their customers, which could adversely affect our business, financial condition and results of operations.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit portfolio is made more complex by these difficult market and economic conditions. We also expect to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. In addition, we may be required to pay even higher FDIC deposit insurance premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions and other factors have significantly depleted and may continue to deplete the Deposit Insurance Fund and reduce its ratio of reserves to insured deposits.

A prolonged national economic recession or further deterioration of these conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position; and

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power.

We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

The U.S Treasury and the FDIC have initiated programs to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows.

Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital, possible acquisitions and other general corporate purposes. An inability to raise funds through deposits, borrowings, securities sold under repurchase agreements, the sale of loans and other sources could have a substantial negative effect on our liquidity. We do not anticipate that our retail and commercial deposits will be sufficient to meet our funding needs in the foreseeable future. We therefore rely on deposits obtained through intermediaries, FHLB advances, securities sold under agreements to repurchase and other wholesale funding sources to obtain the funds necessary to implement our growth strategy.

Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, including a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned which could have a material adverse effect on our financial condition, results of operations and cash flows.

Sonabank’s reliance on brokered deposits could adversely affect its liquidity and results of operations.

Among other sources of funds, Sonabank relies on brokered deposits to provide funds with which to make loans and provide for its other liquidity needs. Like many community banks, Sonabank’s loan demand has exceeded the rate at which it has been able to increase its deposits, and, as a result, Sonabank has relied on brokered deposits as a source of funds. As of December 31, 2009, brokered deposits, which include brokered certificates of deposit and brokered money market deposits, amounted to $97.0 million, or approximately 21.3% of total deposits, a decrease of $48.3 million, or 33.2%, compared with brokered certificates of deposit and brokered money market deposits of $145.3 million at December 31, 2008. Generally, brokered deposits may not be as stable as other types of deposits, and, in the future, those depositors may not renew their deposits when they mature, or Sonabank may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or with funds from other sources. Additionally, if Sonabank ceases to be “well capitalized” for bank regulatory purposes, it will not be able to accept, renew or rollover brokered deposits without a waiver from the FDIC. As of December 31, 2009, Sonabank is categorized as well-capitalized with total risk-based capital, Tier 1 risk-based capital and leverage ratios of 17.66%, 16.63% and 16.68%, respectively. An inability to maintain or replace these brokered deposits as they mature could adversely affect Sonabank’s liquidity. Further, paying higher interest rates to maintain or replace these deposits could adversely affect Sonabank’s net interest margin and its results of operations.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

We maintain an investment portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities. The market value of investments in our portfolio has become increasingly volatile over the past two years. The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. We periodically, but not less than quarterly, evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. For the year ended December 31, 2008, we incurred other-than-temporary impairment charges of $1.5 million pre-tax on our holding of Freddie Mac perpetual preferred stock. During the year ended December 31, 2009, we incurred other-than-temporary impairment charge of $7.7 million pre-tax on seven of our trust preferred securities holdings and one collateralized mortgage obligation. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

Our pooled trust preferred securities are particularly vulnerable to the performance of the issuer of the subordinated debentures that are collateral for the trust preferred securities. Deterioration of these trust preferred securities can occur because of defaults by the issuer of the collateral or because of deferrals of dividend payments on the securities. Numerous financial institutions have failed and their parent bank holding companies have filed for bankruptcy, which has led to defaults in the subordinated debentures that collateralize the trust preferred securities. Further, increased regulatory pressure has been placed on financial institutions to maintain capital ratios above the required minimum to be well-capitalized, which often results in restrictions on dividends, and leads to deferrals of dividend payments on the trust preferred securities. More specifically, the Federal Reserve has stated that a bank holding company should eliminate, defer or significantly reduce dividends if (i) its net income available to shareholders for the past four quarters, net of dividends paid, is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs or (iii) it is in danger of not meeting its minimum regulatory capital adequacy ratios. Additional defaults in the underlying collateral or deferrals of dividend payments for these securities could lead to additional charges on these securities and/or other-than-temporary impairment charges on other trust preferred securities we own.

The failure of other financial institutions could adversely affect us.

In addition to the risk to our pooled trust preferred securities discussed above, our ability to engage in routine funding transactions could be adversely affected by the actions and potential failures of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry. As a result, defaults by, or even rumors or concerns about, one or more financial institutions with whom we do business, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure. Any such losses could materially and adversely affect our financial condition and results of operations.

If the goodwill that we recorded in connection with business acquisitions becomes impaired, it could have a negative impact on our profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another entity. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. Examples of those events or circumstances include the following:

•	significant adverse changes in business climate;

•	significant changes in credit quality;

•	significant unanticipated loss of customers;

•	significant loss of deposits or loans; or

•	significant reductions in profitability.

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2009, our goodwill totaled $8.7 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

A significant amount of our loans are secured by real estate and the continued economic slowdown and depressed residential real estate market in our primary markets could be detrimental to our financial condition and results of operations.

Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $384.4 million, or approximately 83.1% of our total loan portfolio, as of December 31, 2009. Total real estate loans covered under the FDIC loss sharing agreement amount to $107.8 million. The residential and commercial real estate sectors of the U.S. economy experienced an economic slowdown that has continued in 2009. Specifically, the values of residential and commercial real estate located in our market areas have declined, and these declines may continue in the future. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of operations.

Current market conditions include an over-supply of land, lots, and finished homes in many markets, including those where we do business. As of December 31, 2009, $158.5 million, or approximately 34.3% of our total loans, were secured by residential real estate. This includes $94.8 million in residential 1-4 family loans, $54.8 million in home equity lines of credit and $8.9 million in construction loans to residential builders. Total residential real estate loans covered under the FDIC loss sharing agreement amount to $81.5 million. If housing markets in our market areas continue to deteriorate, we may experience a further increase in nonperforming loans, provisions for loan losses and charge-offs. While it is difficult to predict how long these conditions will exist and which markets, products or other segments of our loan and securities portfolio might ultimately be affected, these factors could adversely affect our ability to grow our earning assets or affect our results of operations.

If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.

As of December 31, 2009, a significant portion of our loan portfolio was comprised of loans secured by either commercial real estate or single family homes which are under construction. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, which we have seen and continue to experience, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio should the real estate market in Virginia and our market area maintain its downward turn. A continued weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values decline further, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.

We are subject to risks related to our concentration of construction and land development and commercial real estate loans.

As of December 31, 2009, we had $53.8 million of construction loans, of which $5.8 million are covered loans under the FDIC loss sharing agreement. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

•	the viability of the contractor;

•	the value of the project being subject to successful completion;

•	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

•	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction loans which provides us with an additional source of repayment. As of December 31, 2009, we had no non-covered nonperforming construction and development loans and $2.8 million of non-covered assets that have been foreclosed. If one or more of our larger borrowers were to default on their construction and development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

As of December 31, 2009, we had $167.8 million of commercial real estate loans, of which $21.4 million is covered by the FDIC loss sharing agreement. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service. Federal bank regulatory authorities issued the Interagency Guidance on Concentrations in Commercial Real Estate Lending in December of 2006 to provide guidance regarding significant concentrations of commercial real estate loans within bank loan portfolios. The FDIC reiterated this guidance in a letter to financial institutions dated March 17, 2008 (FIL-22-2008) titled “Managing Commercial Real Estate Concentrations in a Challenging Environment” to remind banks that their risk management practices and capital levels should be commensurate with the level and nature of their commercial real estate concentration risk. Banks with higher levels of commercial real estate loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposures. Sonabank’s commercial real estate loans are below the thresholds identified as significant by the regulatory guidance. If there is deterioration in our commercial real estate portfolio or if regulatory authorities conclude that we have not implemented appropriate risk management policies and practices, it could adversely affect our business and result in a requirement of increased capital levels, and such capital may not be available at that time.

Changes to government guaranteed loan programs could affect our SBA business.

Sonabank relies on originating, purchasing, pooling and selling government guaranteed loans, in particular those guaranteed by the SBA. As of December 31, 2009, Sonabank had $39.7 million of SBA loans. Sonabank originated $17.7 million, $11.0 million and $19.8 million in SBA loans in the years ended December 31, 2009, 2008 and 2007, respectively. Sonabank sold the guaranteed portions of some of its SBA loans in the secondary market in 2008 and 2009 and intends to continue such sales, which are a source of non-interest income for Sonabank, when market conditions are favorable. We can provide no assurance that Sonabank will be able to continue originating these loans, that it will be able to sell the loans in the secondary market or that it will continue to realize premiums upon any sale of SBA loans.

SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on our business. Currently, the maximum limit on individual 7(a) loans which the SBA will permit is $2.0 million. Any reduction in this level could adversely affect the volume of our business. In addition, the fees associated with SBA loans are currently waived by the government and a decision to reinstate these fees would increase the cost of these loans to our customers. As of December 31, 2009, our SBA business constitutes 8.6% of our total loans. The periodic uncertainty of the SBA program relative to availability, amounts of funding and the waiver of associated fees creates greater risk for our business than do more stable aspects of our business.

The federal government presently guarantees 75% to 90% of the principal amount of each qualifying SBA loan under the 7(a) program. We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, it is possible that Sonabank could lose its preferred lender status which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA. It is also possible the federal government could reduce the amount of loans which it guarantees. In addition, we are dependent on the expertise of our personnel who make SBA loans in order to continue to originate and service SBA loans. If we are unable to retain qualified employees in the future, or if there are climbs in interest rates in the future, our income from the origination, sale and servicing of SBA loans could be substantially reduced.

Because we began operations in 2005, there is limited repayment history against which we can fully assess the adequacy of our allowance for loan losses. If our allowance for loan losses is not adequate to cover actual loan losses, our earnings will decrease.

There is limited repayment history against which we can fully assess the adequacy of our allowance for loan losses. As a lender, we are exposed to the risk that our loan clients may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses to cover any probable incurred loan losses in the loan portfolio. In determining the size of the allowance, we rely on a periodic analysis of our loan portfolio, our historical loss experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect or if we experience significant loan losses, our current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. A material addition to the allowance for loan losses could cause our earnings to decrease. Due to the relatively unseasoned nature of our loan portfolio, we cannot assure you that we will not experience an increase in delinquencies and losses as these loans continue to mature.

In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further charge-offs, based on judgments different than those of our management. Any significant increase in our allowance for loan losses or charge-offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Our business strategy includes strategic growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We completed the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009, the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge branch of First Community Bancorp, Inc. in December of 2005. We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies such as the continuing need for infrastructure and personnel, the time and costs inherent in integrating a series of different operations and the ongoing expense of acquiring and staffing new banks or branches. We may not be able to expand our presence in our existing markets or successfully enter new markets and any expansion could adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. There can be no assurance of success or the availability of branch or bank acquisitions in the future.

Future growth or operating results may require us to raise additional capital, but that capital may not be available or it may be dilutive.

We and Sonabank are each required by the Federal Reserve to maintain adequate levels of capital to support our operations. In the event that our future operating results erode capital, if Sonabank is required to maintain capital in excess of well-capitalized standards, or if we elect to expand through loan growth or acquisitions, we may be required to raise additional capital. Our ability to raise capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital on favorable terms when needed, or at all. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These outcomes could negatively impact our ability to operate or further expand our operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations. In addition, in order to raise additional capital, we may need to issue shares of our common stock that would dilute the book value of our common stock and reduce our current shareholders’ percentage ownership interest to the extent they do not participate in future offerings.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

The majority of our assets and liabilities are monetary in nature and subject us to significant risk from changes in interest rates. Fluctuations in interest rates are not predictable or controllable. Like most financial institutions, changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities, which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets.

Based on our analysis of the interest rate sensitivity of our assets, an increase in the general level of interest rates may negatively affect the market value of the portfolio equity, but will positively affect our net interest income since most of our assets have floating rates of interest that adjust fairly quickly to changes in market rates of interest. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan and mortgage-backed securities portfolios, and our overall results. Although our asset liability management strategy is designed to control our risk from changes in market interest rates, it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly depleted the FDIC’s Deposit Insurance Fund, resulting in a decline in the ratio of reserves to insured deposits to historical lows. The FDIC anticipates that additional insured depository institutions are likely to fail in the foreseeable future so the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000 through December 31, 2013. These developments will cause the premiums assessed on us by the FDIC to increase and materially increase our noninterest expense.

On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points per $100 of deposits. Beginning April 1, 2009, the rates increased to 12 to 16 basis points per $100 of deposits. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special emergency assessment as of June 30, 2009, payable September 30, 2009, based on $0.05 for each $100 of assets, less Tier 1 capital, as of June 30, 2009, but the amount of the assessment is capped at 10 basis points of domestic deposits. We paid a special assessment of $190,000.

On November 17, 2009, the FDIC adopted a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, at the same time that institutions paid their regular quarterly deposit insurance assessments for the third quarter of 2009. Under the final rule, the FDIC is to maintain assessment rates at their current levels through the end of 2010 and assessment rates will be increased by an annualized 3 basis points effective January 1, 2011. Each institution recorded the entire amount of its prepaid assessment as a prepaid expense (a non-earning asset) as of December 30, 2009, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as currently done. The institutions would record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter. These higher FDIC assessment rates and special assessments will have an adverse impact on our results of operations. Our FDIC insurance related costs were $755 thousand for the year ended December 31, 2009 compared with $211 thousand and $140 thousand for the years ended December 31, 2008 and 2007, respectively. We are unable to predict the impact in future periods; including whether and when additional special assessments will occur, in the event the economic crisis continues.

A loss of our executive officers could impair our relationship with our customers and adversely affect our business.

Many community banks attract customers based on the personal relationships that the banks’ officers and customers establish with each other and the confidence that the customers have in the officers. As a relatively new enterprise, we depend on the performance of Ms. Georgia S. Derrico, chairman and chief executive officer, and R. Roderick Porter, president, of our company and Sonabank. Ms. Derrico is a well-known banker in our market areas, having operated a successful financial institution there for more than 18 years prior to founding our company and Sonabank. We do not have an employment agreement with either individual. The loss of the services of either of these officers or their failure to perform management functions in the manner anticipated by our board of directors could have a material adverse effect on our business. Our success will be dependent upon the board’s ability to attract and retain quality personnel, including these officers. We have attempted to reduce our risk by entering into a change in control agreement that includes a non-competition covenant with Ms. Derrico and Mr. Porter.

Our profitability depends significantly on local economic conditions in the areas where our operations and loans are concentrated.

Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington D.C., Charlottesville and Clifton Forge (Alleghany County), Front Royal, New Market and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in our market areas. As of December 31, 2009, substantially all of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in this region slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability. Recently, economic conditions in our market area have declined and if this continues for a prolonged period of time, we would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital.

Additionally, political conditions could impact our earnings. Acts or threats of war, terrorism, an outbreak of hostilities or other international or domestic calamities, or other factors beyond our control could impact these local economic conditions and could negatively affect the financial results of our banking operations.

The properties that we own and our foreclosed real estate assets could subject us to environmental risks and associated costs.

There is a risk that hazardous substances or wastes, contaminants, pollutants or other environmentally restricted substances could be discovered on our properties or our foreclosed assets (particularly in the case of real estate loans). In this event, we might be required to remove the substances from the affected properties or to engage in abatement procedures at our sole cost and expense. Besides being liable under applicable federal and state statutes for our own conduct, we may also be held liable under certain circumstances for actions of borrowers or other third parties on property that collateralizes one or more of our loans or on property that we own. Potential environmental liability could include the cost of remediation and also damages for any injuries caused to third-parties. We cannot assure you that the cost of removal or abatement will not substantially exceed the value of the affected properties or the loans secured by those properties, that we would have adequate remedies against prior owners or other responsible parties or that we would be able to resell the affected properties either prior to or following completion of any such removal or abatement procedures. If material environmental problems are discovered prior to foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced and, as a result, we may suffer a loss upon collection of the loan.

The small to medium-sized businesses we lend to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to us that could materially harm our operating results.

We make loans to professional firms and privately owned businesses that are considered to be small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. A continued economic downturn and other events that negatively impact our target markets could cause us to incur substantial loan losses that could materially harm our operating results.

We are heavily regulated by federal and state agencies; changes in laws and regulations or failures to comply with such laws and regulations may adversely affect our operations and our financial results.

We and Sonabank are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us and Sonabank, and our respective operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations or the powers, authority and operations of Sonabank, which could have a material adverse effect on our financial condition and results of operations.

Further, bank regulatory authorities have the authority to bring enforcement actions against banks and their holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the agency. Possible enforcement actions against us could include the issuance of a cease-and-desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. The exercise of this regulatory discretion and power may have a negative impact on us.

As a regulated entity, Sonabank must maintain certain required levels of regulatory capital that may limit our operations and potential growth.

We and Sonabank are subject to various regulatory capital requirements administered by the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Sonabank’s and our company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Sonabank must meet specific capital guidelines that involve quantitative measures of Sonabank’s assets, liabilities and certain off-balance sheet commitments as calculated under these regulations.

Quantitative measures established by regulation to ensure capital adequacy require Sonabank to maintain minimum amounts and defined ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted total assets, also known as the leverage ratio. For Sonabank, Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on certain securities, less a portion of its mortgage servicing asset that is disallowed for capital. For Sonabank, total capital consists of Tier 1 capital plus the allowance for loan and lease loss less a deduction for low level recourse obligations.

As of December 31, 2009, Sonabank exceeded the amounts required to be well capitalized with respect to all three required capital ratios. To be well capitalized, a bank must generally maintain a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. However, the Federal Reserve could require Sonabank to increase its capital levels. For example, regulators have recently required certain banking companies to maintain a leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. As of December 31, 2009, Sonabank’s leverage, Tier 1 risk-based capital and total risk-based capital ratios were 16.68%, 16.63% and 17.66%, respectively.

Many factors affect the calculation of Sonabank’s risk-based assets and its ability to maintain the level of capital required to achieve acceptable capital ratios. For example, changes in risk weightings of assets relative to capital and other factors may combine to increase the amount of risk-weighted assets in the Tier 1 risk-based capital ratio and the total risk-based capital ratio. Any increases in its risk-weighted assets will require a corresponding increase in its capital to maintain the applicable ratios. In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments, impairment losses on securities and other factors will decrease Sonabank’s capital, thereby reducing the level of the applicable ratios.

Sonabank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FDIC rules, if Sonabank ceases to be a well capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2009, we had $97.0 million of brokered deposits, which represented 21.3% of our total deposits.

We may not be able to successfully compete with others for business.

The metropolitan statistical area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is a highly competitive banking market. We compete for loans, deposits and investment dollars with numerous regional and national banks, online divisions of out-of-market banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers and private lenders. Many competitors have substantially greater resources than us, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds and adversely affect our overall financial condition and earnings.

We are subject to transaction risk, which could adversely affect our business, financial condition and results of operation.

We, like all businesses, are subject to transaction risk, which is the risk of loss resulting from human error, fraud or unauthorized transactions due to inadequate or failed internal processes and systems, and external events that are wholly or partially beyond our control (including, for example, computer viruses or electrical or telecommunications outages). Transaction risk also encompasses compliance risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. Although we seek to mitigate transaction risk through a system of internal controls, there can be no assurance that we will not suffer losses from transaction risks in the future that may be material in amount. Any losses resulting from transaction risk could take the form of explicit charges, increased operational costs, litigation costs, harm to reputation or forgone opportunities, any and all of which could have a material adverse effect on business, financial condition and results of operations.

We must respond to rapid technological changes and these changes may be more difficult or expensive than anticipated.

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.

Item 1B.—Unresolved Staff Comments

SNBV does not have any unresolved staff comments to report for the year ended December 31, 2009.

Item 2.—Properties

The following table sets forth the date opened or acquired, ownership status and the total deposits, not including brokered deposits, for each of our banking locations, as of December 31, 2009:

Location	Date Opened or Acquired	Owned or Leased	Deposits (in thousands)
Home Office and Branch:
6830 Old Dominion Drive	December 2006	Leased	$41,953
McLean, Virginia 22101

Branch Offices:
511 Main Street	December 2005	Owned	$44,073
Clifton Forge, Virginia 24442

1770 Timberwood Boulevard	April 2005	Leased	$30,195
Charlottesville, Virginia 22911

11527 Sunrise Valley Drive	December 2006	Leased	$39,507
Reston, Virginia 20191

10855 Fairfax Boulevard	December 2006	Leased	$14,002
Fairfax, Virginia 22030

550 Broadview Avenue	April 2007	Leased	$17,740
Warrenton, Virginia 20186

1 East Market Street	April 2008	Leased	$14,714
Leesburg, Virginia 20176

11 Main Street	September 2009	Leased	$26,982
Warrenton, Virginia 20186

*11834 Rockville Pike	December 2009		$55,352
Rockville, Maryland 20852

*1 South Front Royal Avenue	December 2009		$34,864
Front Royal, Virginia 22630

*9484 Congress Street	December 2009		$34,095
New Market, Virginia 22844

*43086 Peacock Market Plaza	December 2009		$8,679
South Riding, Virginia 20152

Loan Production Offices:
230 Court Square	March 2005	Leased	NA
Charlottesville, Virginia 22902

2217 Princess Anne Street	April 2005	Leased	NA
Fredericksburg, Virginia 22401

550 Broadview Avenue	September 2005	Leased	NA
Warrenton, Virginia 20186

2805 McRae Road, Suite 5A	July 2007	Leased	NA
Richmond, Virginia 23235

Executive Offices:
1002 Wisconsin Avenue	April 2005	Leased	NA
Washington, D.C. 20007

*	These properties are Greater Atlantic Bank branch locations. As the acquisition was a FDIC-assisted transaction, final settlement for lease/purchase is pending.

Item 3.—Legal Proceedings

While SNBV and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business, there are no proceedings pending, or to management’s knowledge, threatened, against SNBV or Sonabank as of December  31, 2009.

Item 4.—Reserved

PART II

Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

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

SNBV completed a public offering of its common stock in an underwritten public offering. FIG Partners, LLC acted as the sole manager for the offering. SNBV closed on the offering on November 4, 2009, selling 4,791,665 shares of common stock, including 624,999 shares sold pursuant to an over-allotment option granted to the underwriter, at a price of $6.00 per share. The gross proceeds from the shares sold were $28.7 million. The net proceeds to SNBV from the offering were approximately $26.9 million after deducting $1.3 million in underwriting commission and an estimated $486 thousand in other expenses incurred in connection with the offering.

SNBV’s common stock is traded on the Nasdaq Global Market under the symbol “SONA”. Our common stock began trading on the Nasdaq Capital Market in November 2006, and the exchange listing was upgraded to the Nasdaq Global Market at the open of trading on December 18, 2007.

There were 11,590,212 shares of our common stock outstanding at the close of business on March 2, 2010, which were held by 182 shareholders of record.

The following table presents the high and low intra-day sales prices for quarterly periods during 2009 and 2008:

	Market Values
	2009		2008
	High	Low	High	Low
First Quarter	$7.50	$3.25	$10.97	$8.12
Second Quarter	8.90	5.50	9.30	6.35
Third Quarter	8.45	7.00	8.50	5.30
Fourth Quarter	7.97	6.00	8.25	5.30

Dividend Policy

Dividends are paid at the discretion of our board of directors. While we paid a nonrecurring 10% stock dividend to our holders of common stock in 2007, we have never paid a cash dividend on our common stock, and our board of directors does not intend to pay a cash or stock dividend for the foreseeable future. The amount and frequency of dividends, if any, will be determined by our board of directors after consideration of our earnings, capital requirements, our financial condition and our ability to service any equity or debt obligations senior to our common stock, and will depend on cash dividends paid to us by our subsidiary bank. As a result, our ability to pay future dividends will depend on the earnings of Sonabank, its financial condition and its need for funds.

There are a number of restrictions on our ability to pay cash dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of financial strength to its banking subsidiary. For a foreseeable period of time, our principal source of cash will be dividends paid by our subsidiary bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal and state banking laws, regulations and authorities.

Regulatory authorities could administratively impose limitations on the ability of our subsidiary bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements or in the interests of “safety and soundness.”

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, the Company had outstanding stock options granted under its Stock Option Plan, which is approved by the Company’s shareholders. The following table provides information as of December 31, 2009 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	281,675	$8.56	20,825
Equity compensation plans not approved by security holders	—	—	—

Total	281,675	$8.56	20,825

Issuer Purchases of Equity Securities

None

Performance Graph

The following chart compares the cumulative total shareholder return on SNBV common stock for the period from November 1, 2006, when the common stock was registered under Section 12 of the Securities Exchange Act of 1934 and first listed on the Nasdaq Capital Market, to December 31, 2009, with the cumulative total return of the Russell 2000 Index and the SNL Bank and Thrift Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on November 1, 2006 in SNBV common stock, the Russell 2000 Index and the SNL Bank and Thrift Index. The historical stock price performance for SNBV common stock shown on the graph below is not necessarily indicative of future stock performance.

Index	Period Ending
	11/01/06	12/31/06	12/31/07	12/31/08	12/31/09
Southern National Bancorp of Virginia, Inc.	100.00	108.14	64.50	42.57	51.60
Russell 2000	100.00	104.98	103.34	68.42	87.01
SNL Bank and Thrift Index	100.00	104.72	79.86	45.93	45.31

Item 6.—Selected Financial Data

The following table sets forth selected financial data for SNBV as of December 31, 2009, 2008, 2007, 2006 and 2005, and for the years ended December 31, 2009, 2008, 2007 and 2006, and the period from inception at April 14, 2005 through December 31, 2005:

	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$23,406	$24,401	$21,795	$10,814	$2,396
Interest expense	8,077	11,983	11,086	4,860	605

Net interest income	15,329	12,418	10,709	5,954	1,791
Provision for loan losses	6,538	1,657	1,290	546	1,020

Net interest income after provision for loan losses	8,791	10,761	9,419	5,408	771
Noninterest income (loss)	5,574	(129)	311	219	50
Noninterest expenses	11,062	9,109	7,886	4,618	3,077

Income (loss) before income taxes	3,303	1,523	1,844	1,009	(2,256)
Income tax expense	947	315	108	—	—

Net income (loss)	$2,356	$1,208	$1,736	$1,009	$(2,256)

Per Share Data (1):
Earnings (loss) per share—Basic	$0.31	$0.18	$0.26	$0.24	$(0.59)
Earnings (loss) per share—Diluted	$0.31	$0.18	$0.25	$0.23	$(0.59)
Book value per share	$8.38	$10.12	$10.19	$10.04	$8.39
Tangible book value per share	$7.30	$8.37	$8.34	$7.83	$7.61
Weighted average shares outstanding—Basic	7,559,962	6,798,547	6,798,547	4,244,957	3,850,000
Weighted average shares outstanding—Diluted	7,559,962	6,798,547	6,875,559	4,323,620	3,850,000
Shares outstanding at end of period	11,590,212	6,798,547	6,798,547	6,798,547	3,850,000

Selected Performance Ratios and Other Data:
Return on average assets	0.52%	0.29%	0.54%	0.65%	(5.35%)
Return on average equity	3.24%	1.75%	2.51%	2.74%	(9.89%)
Yield on earning assets	5.60%	6.45%	7.47%	7.31%	5.88%
Cost of funds	2.27%	3.70%	4.75%	4.44%	3.58%
Cost of funds including non-interest bearing deposits	2.12%	3.49%	4.42%	4.15%	3.17%
Net interest margin	3.66%	3.28%	3.67%	4.03%	4.40%
Efficiency ratio (2)	66.36%	67.05%	68.94%	74.81%	167.14%
Net charge-offs to average loans	1.65%	0.32%	0.24%	0.21%	0.00%
Allowance for loan losses to total non-covered loans	1.48%	1.40%	1.33%	1.33%	1.36%
Stockholders’ equity to total assets	15.88%	15.92%	18.36%	23.48%	26.29%

Financial Condition:
Total assets	$610,674	$431,924	$377,283	$290,574	$122,908
Total loans, net of unearned income	462,287	302,266	261,407	204,544	75,031
Total deposits	455,791	309,460	265,469	215,804	77,263
Stockholders’ equity	97,124	68,776	69,275	68,227	32,313

(1)	Reflects 10% stock dividend declared April 19, 2007.
(2)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income plus noninterest income, excluding any gains/losses on sales of securities, gains/write-downs on OREO, gains on acquisitions and gains on sale of loans.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements about future expectations, activities and events that constitute forward-looking statements within the meaning of, and subject to the protection of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this prospectus, factors that could contribute to those differences include, but are not limited to:

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

Based on management’s current judgments about credit quality of the loan portfolio considering all known relevant internal and external factors that affect loan collectability as of December 31, 2009, an allowance of $5.2 million, or 1.48% of total non-covered loans was an adequate estimate of losses within the loan portfolio as of December 31, 2009. This estimate resulted in provision for loan losses on the income statement of $6.5 million during 2009. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material. The risk of credit loss on the loans acquired in the Greater Atlantic transaction that are covered under the FDIC loss sharing agreement was considered at acquisition.

Goodwill and Intangible Assets

Management is required to assess goodwill and other intangible assets annually for impairment or more often if certain factors are identified which could imply potential impairment. This assessment involves preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the analysis results in an estimate of fair value materially less than the carrying value SNBV would be required to take a charge against earnings to write down the asset to the lower fair value. Based on its assessment completed with the help of an outside investment banking firm, SNBV believes its goodwill of $8.7 million and other identifiable intangibles of $3.9 million are not impaired and are properly recorded in the consolidated financial statements as of December 31, 2009.

Other Than Temporary Impairment (“OTTI”) of Investment Securities

Securities are monitored to determine whether a decline in their value is other than temporary. Management utilizes criteria outlined in ASC 320-10-65, ASC 820-10 and ASC 325-40, such as the probability of collecting amounts due per the contractual terms of the investment security agreement, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline in value is permanent. It indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to , or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Management has evaluated each of the trust preferred securities for potential impairment under ASC 325 and the most recently issued guidance described in Note 1, and has reviewed each of the issues’ collateral participants using various techniques including the ratings provided in the Bank Financial Quarterly published by IDC Financial Publishing, Inc. Management has also reviewed the interest and principal coverage of each of the tranches it owns. In performing a detailed cash flow analysis of each security, management works with independent third parties to identify its best estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following assumptions:

•

We assume that 2% of the remaining performing collateral will default or defer in the first quarter of 2010 and 2% in the second quarter of 2010. We assume 50 basis points per annum thereafter (the previous assumption was 37.5 basis points).

•	We assume recoveries ranging from 15% to 25% with a two year lag on new defaults and deferrals, and we assume 15% recoveries on existing defaults and deferrals.

•	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.

•	Our securities have been modeled using the above assumptions by Sandler O’Neill and Sterne Agee using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

These assumptions, combined with increased actual defaults and deferrals, resulted in OTTI of $7.6 million on the trust preferred securities during 2009.

We also own $2.0 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was downgraded from B to CCC by Standard and Poors in September 2009, and it was downgraded from BBB to CC by Fitch in August 2009. This security was originated in 2005. The average FICO score of the underlying loans at origination was 748. As of December 31, 2009, delinquencies of more than 60 days, foreclosures and REO totaled 32.1% compared to 30.3% at September 30, 2009. Credit support is 10.24 compared to 14 when originally issued, which provides coverage of 0.97 times projected losses in the collateral. The fair market value is $1.6 million. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support. The assumptions used in the analysis included a 5% prepayment speed, 10% default rate, a 50% loss severity and an accounting yield of 4.75%. Based on this analysis, an OTTI existed as of December 31, 2009 in the amount of $139 thousand.

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

SNBV adopted the guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. The effect of adopting this new guidance had no effect on our consolidated financial statements. .We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2009. SNBV and its subsidiary file a consolidated U. S. federal tax return and a Virginia state income tax return. These returns are subject to examination by taxing authorities for all years after 2005.

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state bank. Sonabank was originally chartered as a national bank under the laws of the United States of America on April 14, 2005. On January 1, 2009, Sonabank converted from a nationally chartered bank to a state chartered bank and moved its headquarters from Charlottesville to McLean, Virginia. Sonabank is now regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond. Sonabank conducts full-service banking operations in Charlottesville, Clifton Forge, Leesburg, Warrenton, New Market, Front Royal, South Riding and Fairfax County in Virginia and in Rockville, Maryland. We also have loan production offices in Charlottesville, Fredericksburg, Warrenton and Richmond in Virginia. We have administrative offices in Warrenton and an executive office in Georgetown, Washington, D.C where senior management is located.

On September 28, 2009, Southern National Bancorp of Virginia, Inc. completed the purchase of the Warrenton branch office, acquired at fair value selected loans in the amount of $23.8 million and assumed at fair value approximately $26.8 million of deposits from Millennium Bank, N.A. No premium was paid in this transaction.

SNBV completed a public offering of its common stock in an underwritten public offering. FIG Partners, LLC acted as the sole manager for the offering. SNBV closed on the offering on November 4, 2009, selling 4,791,665 shares of common stock, including 624,999 shares sold pursuant to an over-allotment option granted to the underwriter, at a price of $6.00 per share. The gross proceeds from the shares sold were $28.7 million. The net proceeds to SNBV from the offering were approximately $26.9 million after deducting $1.3 million in underwriting commission and an estimated $486 thousand in other expenses incurred in connection with the offering.

SNBV expects to use the net proceeds from the offering to provide capital to Sonabank to support its anticipated organic growth, to support potential future acquisitions of branches or whole banks, including the possible acquisitions of failed financial institutions in FDIC assisted transactions, and for other general corporate purposes.

Effective December 4, 2009, Sonabank assumed certain deposits and liabilities and acquired certain assets of Greater Atlantic from the FDIC as receiver for Greater Atlantic Bank, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on December 4, 2009 (the “Agreement”). On December 5, 2009, the former Greater Atlantic offices, located in Reston, New Market, Front Royal and South Riding, Virginia and Rockville, Maryland opened as Sonabank branches.

Under the terms of the Agreement, the Bank acquired substantially all of the assets of Greater Atlantic Bank, including all loans, and assumed substantially all of its liabilities, including the insured and uninsured deposits. Based on the closing with the FDIC as of December 4, 2009, the Bank (a) acquired at fair value $113.6 million in loans, $1.0 million in foreclosed assets, $28.1 million in securities available-for-sale and $73.0 million in cash and other assets, and (b) assumed at fair value $178.7 million in deposits, $25.4 million in borrowings and $407 thousand in other liabilities and recorded a deferred tax liability of $3.8 million. The Bank also recorded a core deposit intangible asset in the amount of $1.2 million and recorded a pre-tax gain on the transaction of $11.2 million. In connection with the Greater Atlantic acquisition, the FDIC made a cash payment to the Bank of approximately $27.0 million. The foregoing amounts are estimates and subject to adjustment based upon final settlement with the FDIC. The terms of the Agreement provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Greater Atlantic not assumed by the Bank and certain other types of claims listed in the Agreement.

The Bank paid no cash or other consideration to acquire Greater Atlantic Bank. As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement (the “loss sharing agreement”)

on approximately $143.4 million (cost basis) of Greater Atlantic Bank’s assets. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.” Pursuant to the terms of the loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses of up to $19 million with respect to the covered assets. The FDIC will reimburse the Bank for 95% of losses in excess of $19 million with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement, and for 95% of recoveries with respect to losses for which the FDIC paid the Bank 95% reimbursement under the loss sharing agreement.

RESULTS OF OPERATIONS

Net Income

Net income for the year ended December 31, 2009 was $2.4 million, up from $1.2 million for the year ended December 31, 2008. During 2009 we recognized the gain of $11.2 million on the Greater Atlantic acquisition as well as a gain on the Millennium Warrenton branch acquisition in the amount of $423 thousand. OTTI charges were $7.7 million in 2009 compared to $1.5 million in 2008.

Net income for the year ended December 31, 2008, was $1.2 million compared to $1.7 million in the year ended December 31, 2007. We recognized OTTI charges on FHLMC preferred stock in the amount of $1.5 million and $440 thousand in 2008 and 2007, respectively.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the year ended December 31, 2009 was $15.3 million compared to $12.4 million for the same period last year. Average interest-earning assets for the year ended December 31, 2009 increased $40.1 million over the same period in 2008. Approximately $51.9 million of this growth was an increase in average loans outstanding. Average investment securities decreased by $15.7 million in the year ended December 31, 2009, compared to the same period last year. The average yield on interest-earning assets decreased from 6.45% in 2008 to 5.60% in 2009. Average interest-bearing liabilities for the year ended December 31, 2009 increased $32.3 million compared to the same period in 2008. Average interest-bearing deposits increased by $27.6 million, while average borrowings increased by $4.7 million compared to 2008. The average cost of interest-bearing liabilities decreased from 3.70% in 2008 to 2.27% in 2009. The interest rate spread for the year ended December 31, 2009 increased from 2.75% to 3.33% compared to the same period last year. The net interest margin for the year ended December 31, 2009 increased to 3.66% from 3.28% compared to the same period last year. The net interest margin improved in each quarter of the year ended December 31, 2009 as a result of reduced funding costs.

Net interest income for the year ended December 31, 2008 was $12.4 million compared to $10.7 million for the same period last year. Average interest-earning assets for the year ended December 31, 2008 increased $86.4 million over the same period in 2007. Approximately $63.4 million of this growth was an increase in average loans outstanding. Average investment securities increased by $15.8 million in the year ended December 31, 2008, compared to the same period last year. The average yield on interest-earning assets decreased from 7.47% in 2007 to 6.45% in 2008 primarily because of the prime rate decreases of 400 basis points during the 2008 which accompanied the Federal Reserve Board’s reductions in its federal funds target rate. Average interest-bearing liabilities for the year ended December 31, 2008 increased $90.6 million compared to the same period in 2007. Average interest-bearing deposits increased by $62.4 million, while average borrowings increased by $28.3 million compared to 2007. The average cost of interest-bearing liabilities decreased from 4.75% in 2007 to

3.70% in 2008. The interest rate spread for the year ended December 31, 2008 increased from 2.72% to 2.75% compared to the same period last year. The net interest margin for the year ended December 31, 2008 decreased to 3.28% from 3.67% compared to the same period last year. The decline in the interest margin was a result of several factors. In addition to the prime rate decreases previously discussed, we have maintained much more cash in interest-earning accounts at the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Richmond during the second half of 2008 than we usually do. As of September 30, 2008, we had pre-funded our total brokered certificate of deposit (“CD”) maturities through November 2008. As of December 31, 2008, we had pre-funded our brokered CD maturities for January 2009. As a result, our cash and cash equivalents at December 31, 2008 were $14.8 million compared to $1.3 million at the end of last year. The negative carry on our interest-earning deposit accounts cost us 4 basis points. Also, the failure of our Freddie Mac preferred stock to pay dividends during the second half of 2008 cost us 2 basis points.

Our commercial loans (non-real estate), acquisition and development loans, construction loans and SBA loans are predominately priced to a spread over the prime rate, and these loans reprice virtually immediately. Commercial real estate loans are generally priced at a spread over the one, three or five year constant maturity treasury yield (CMT) or our marginal cost of funds and fixed for one, three or five years. On the liability side of the balance sheet we have a large segment of our funding which floats; but certificates of deposit (CDs) reprice only at maturity resulting in a lag which can adversely affect net interest income and the net interest margin when interest rates decline. We have seen substantial improvements during 2009. We had CDs mature during 2009 in an amount of $197.5 million with a weighted average rate of 3.41%. During the same period we issued $210.6 million in new CDs at an average rate of 1.35%.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

Average Balance Sheets and Net Interest

Analysis For the Years

Ended December 31, 2009, 2008 and 2007

	2009			2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$339,113	$20,540	6.06%	$287,249	$19,875	6.92%	$223,881	$17,938	8.01%
Investment securities	62,509	2,701	4.32%	78,227	4,194	5.36%	62,459	3,552	5.69%
Other earning assets	16,687	165	0.99%	12,698	332	2.61%	5,472	305	5.57%

Total earning assets	418,309	23,406	5.60%	378,174	24,401	6.45%	291,812	21,795	7.47%

Allowance for loan losses	(4,608)			(3,943)			(2,966)
Intangible assets	11,581			12,244			13,791
Other non-earning assets	31,314			29,143			19,257

Total assets	$456,596			$415,618			$321,894

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$8,048	16	0.19%	$6,356	14	0.22%	$6,569	17	0.26%
Money market accounts	58,462	970	1.66%	52,803	1,226	2.32%	40,855	1,712	4.19%
Savings accounts	2,505	14	0.55%	2,186	5	0.23%	2,658	12	0.45%
Time deposits	234,540	5,728	2.44%	214,624	9,271	4.32%	163,531	8,489	5.19%

Total interest-bearing deposits	303,555	6,728	2.22%	275,969	10,516	3.81%	213,613	10,230	4.79%
Borrowings	52,565	1,349	2.57%	47,865	1,467	3.06%	19,592	856	4.37%

Total interest-bearing liabilities	356,120	8,077	2.27%	323,834	11,983	3.70%	233,205	11,086	4.75%

Noninterest-bearing liabilities:
Demand deposits	24,001			19,992			17,698
Other liabilities	3,678			2,723			1,798

Total liabilities	383,799			346,549			252,701
Stockholders’ equity	72,797			69,069			69,193

Total liabilities and stockholders’ equity	$456,596			$415,618			$321,894

Net interest income		$15,329			$12,418			$10,709

Interest rate spread			3.33%			2.75%			2.72%
Net interest margin			3.66%			3.28%			3.67%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended December 31, 2009 vs. 2008			Year Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(in thousands)
Interest-earning assets:
Loans, net of unearned income	$2,146	$(1,481)	$665	$3,740	$(1,803)	$1,937
Investment securities	(760)	(733)	(1,493)	830	(188)	642
Other earning assets	171	(338)	(167)	45	(18)	27

Total interest-earning assets	1,557	(2,552)	(995)	4,615	(2,009)	2,606

Interest-bearing liabilities:
NOW accounts	4	(2)	2	(1)	(2)	(3)
Money market accounts	154	(410)	(256)	926	(1,412)	(486)
Savings accounts	1	8	9	(2)	(5)	(7)
Time deposits	961	(4,504)	(3,543)	1,690	(908)	782

Total interest-bearing deposits	1,120	(4,908)	(3,788)	2,613	(2,327)	286
Borrowings	180	(298)	(118)	770	(159)	611

Total interest-bearing liabilities	1,300	(5,206)	(3,906)	3,383	(2,486)	897

Change in net interest income	$257	$2,654	$2,911	$1,232	$477	$1,709

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

The provision for loan losses charged to operations for the years ended December 31, 2009, 2008 and 2007 was $6.5 million, $1.7 million, and $1.3 million, respectively. We had charge-offs totaling $5.7 million during 2009, $923 thousand during 2008, and charge-offs during 2007 were $540 thousand. There were recoveries totaling $157 thousand during 2009, $8 thousand during 2008 and there were no recoveries during 2007. The increase in the provision for loan losses during 2009 was due to overall growth in the loan portfolio, charge offs and adverse economic factors.

During the fourth quarter of 2009 we charged off one $1.8 million commercial and industrial loan which had paid principal and interest on time from inception in April 2007 through August 2009 (at the end of September 2009 it was 40 days past due) when it abruptly stopped making payments in the fourth quarter. The company is still operating but their attorney alleges that one of the members of the LLC exceeded his authority and submitted fraudulent documents to us at the time the loan was made. We continued to work with the Company’s management and their legal counsel to work out the loan issue throughout the fourth quarter. We are aggressively pursuing all of the legal remedies available to us, but given the uncertainties associated with the loan we have charged it off in its entirety.

We also charged off $1.3 million on two other loans during the fourth quarter of 2009. One of those loans is a commercial real estate loan placed on non-accrual last quarter and on which we have now begun foreclosure proceedings. The other is a commercial and industrial (C&I) loan which is current (but is now on non-accrual) due to an impairment in the value of our collateral.

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	Change
Account maintenance and deposit service fees	$676	$499	$177
Income from bank-owned life insurance	579	588	(9)
Net gain on acquisitions	11,584	—	11,584
Gain on sale of loans	206	107	99
Net gain (loss) on other assets	(214)	(136)	(78)
Net impairment losses recognized in earnings	(7,714)	(1,536)	(6,178)
Gain on sale of securities	371	269	102
Other	86	80	6

Total noninterest income (loss)	$5,574	$(129)	$5,703

	2008	2007	Change
Account maintenance and deposit service fees	$499	$338	$161
Income from bank-owned life insurance	588	347	241
Gain on sale of loans	107	—	107
Net gain (loss) on other assets	(136)	21	(157)
Net impairment losses recognized in earnings	(1,536)	(440)	(1,096)
Gain on sale of securities	269	—	269
Other	80	45	35

Total noninterest income (loss)	$(129)	$311	$(440)

Noninterest income was $5.6 million during 2009, compared to a loss of $129 thousand during 2008. During 2009 we recognized the gain of $11.2 million on the Greater Atlantic acquisition as well as a gain on the Millennium Warrenton branch acquisition in the amount of $423 thousand. OTTI charges were $7.7 million in 2009 compared to $1.5 million in 2008. We recognized pre-tax impairment charges of $7.6 million related to our holdings of trust preferred securities and a pre-tax impairment charge of $139 thousand related to a private label CMO. Income from account maintenance fees increased due to an increase in the number of accounts.

Noninterest loss was $129 thousand during 2008, compared to income of $311 thousand during 2007. The decline in noninterest income was largely attributable to the OTTI charge of $1.5 million on the Freddie Mac preferred stock in 2008. Noninterest income for 2008 included gains of $107 thousand from the sale of the guaranteed portion of SBA loans and gains of $269 thousand from the sale of $15.5 million of available-for-sale mortgage-backed securities. Also during 2008, we had a write-down on other real estate owned (OREO) in the amount of $200 thousand which was offset by gains of $64 thousand on the sales of OREO. Income from account maintenance fees increased due to an increase in the number of accounts. Bank-owned life insurance also increased compared to 2007, as we had a full year of earnings.

Noninterest Expense

The following table presents the major categories of noninterest expense for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	Change
Salaries and benefits	$4,461	$4,016	$445
Occupancy expenses	1,615	1,494	121
Furniture and equipment expenses	516	484	32
Amortization of core deposit intangible	731	727	4
Virginia franchise tax expense	562	549	13
FDIC assessment	755	211	544
Data processing expense	339	260	79
Telephone and communication expense	283	256	27
Acquisition expenses	499	—	499
Other operating expenses	1,301	1,112	189

Total noninterest expense	$11,062	$9,109	$1,953

	2008	2007	Change
Salaries and benefits	$4,016	$3,346	$670
Occupancy expenses	1,494	1,086	408
Furniture and equipment expenses	484	439	45
Amortization of core deposit intangible	727	727	—
Virginia franchise tax expense	549	550	(1)
FDIC assessment	211	140	71
Data processing expense	260	224	36
Telephone and communication expense	256	222	34
Other operating expenses	1,112	1,152	(40)

Total noninterest expense	$9,109	$7,886	$1,223

Despite the costs associated with the Greater Atlantic and Millennium acquisitions, the new branch and drive-through facility we opened in Leesburg last year, the increased FDIC assessments and costs to support other organic growth of Sonabank, noninterest expenses were well controlled and rose 21.4% from $9.1 million for the year ended December 31, 2008 to $11.1 million for 2009. Despite these additional costs, Southern National’s efficiency ratio improved from 67.1% for the year ended December 31, 2008 to 66.4% for the year ended December 31, 2009, excluding the impairment charges, gains on sales of securities, gains on acquisitions, gains on sales of loans and gains/write-downs on OREO. As of December 31, 2009 we had 103 full-time equivalent employees compared to 65 at the end of 2008. We had thirteen branches and the Leesburg drive-through facility at year end 2009 compared to seven branches and the Leesburg drive-through facility at the end of 2008. The increase in occupancy expense was due primarily to the new branches acquired, inflationary increases in rent expense and one additional month of rent expense for the Leesburg branch compared to 2008. The acquisition expenses of $499 thousand are related to the Greater Atlantic transaction. The increase in the FDIC assessment was due to the special assessment in the third quarter of 2009 in the amount of $190 thousand, increases in the assessment rates and an increase in the deposits that make up the assessment base.

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

FINANCIAL CONDITION

Total assets were $610.7 million as of December 31, 2009, up from $431.9 million as of December 31, 2008. Net loans, non-covered and covered, grew from $298.0 million at the end of 2008 to $457.1 million at the end of 2009. The increase was due to acquiring loans in the amount of $113.6 million and $23.6 million in the Greater Atlantic and the Millennium transaction, respectively, as well as organic growth. Total cash and cash equivalents decreased from $14.8 million as of December 31, 2008 to $8.1 million at the end of 2009. At the end of 2008, we had built up liquidity to fund maturities of brokered certificates of deposit.

Total deposits rose from $309.5 million at December 31, 2008, to $455.8 million as of December 31, 2009. The growth was attributable to the assumption of $178.7 million in deposits in the Greater Atlantic transaction and $26.8 million in the Millennium acquisition. Brokered certificates of deposit were $118.3 million at December 31, 2008, compared to $70.0 million at December 31, 2009.

Loan Portfolio

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (cost basis) of Greater Atlantic Bank’s assets. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.” Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.”

Non-covered Loans

Non-covered loans, net of unearned income, grew from $302.3 million at the end of 2008 to $350.3 million at the end of 2009. Commercial real estate loans grew 40% from $104.9 million at year end 2008 to $146.3 million at the end of 2009. Non-real estate commercial loans increased 16% from $60.8 million at the end of 2008 to $70.8 million at the end of 2009. Construction and land loans decreased 15% from $56.6 million at the end of 2008 to $48.0 million at year end 2009.

Our residential mortgage loan portfolio increased from $60.4 million at December 31, 2008, to $61.0 million at December 31, 2009. The residential mortgage portfolio includes $34.5 million remaining from the 1st Service acquisition. Sonabank is not in the retail residential mortgage origination business, but in the ordinary course of business does provide residential mortgage financing to its business clients.

Our commercial real estate lending program includes both loans closed under the Small Business Administration (“SBA”) 7(a) and 504 loan programs and loans closed outside of the SBA programs that serve both the investor and owner-occupied facility market. The 504 loan program is used to finance long-term fixed assets, primarily real estate and heavy equipment and gives borrowers access to up to 90% financing for a project. SBA 7(a) loans may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory and in some instances, working capital and debt refinancing. The SBA guarantees up to 85% of the loan balance in the 7(a) program, and start-up businesses are eligible to participate in the program. During 2009 we closed loans totaling $14.2 million through the SBA’s 7(a) program and $3.4 million under the SBA’s 504 program. During 2008 we closed loans totaling $6.6 million through the SBA’s 7(a) program and $4.4 million under the SBA’s 504 program.

Covered Loans

A summary of covered loans acquired in the Greater Atlantic Bank acquisition as of December 31, 2009 and the related discounts is as follows (in thousands):

	Credit Impaired Loans	Other Loans	Total Loans
Commercial loans	$1,876	$3,579	$5,455
Commercial real estate loans	3,050	31,715	34,765
Construction and land loans	5,649	318	5,967
Consumer loans	—	193	193
Home equity lines of credit	—	56,705	56,705
Residential real estate loans	—	36,926	36,926

Total loans (at contract)	$10,575	$129,436	$140,011
Total discount (resulting from acquisition date fair value adjustments)	(4,329)	(23,693)	(28,022)

Net loans (at fair value)	$6,246	$105,743	$111,989

We refer to the loans acquired in the Greater Atlantic acquisition as “covered loans” as we will be reimbursed by the FDIC for a substantial portion of any future losses on them under the terms of the loss sharing agreement. At the December 4, 2009 acquisition date, we estimated the fair value of the Greater Atlantic loan portfolio at $113.6 million, which represents the expected cash flows from the portfolio discounted at a market-based rate. In estimating such fair value, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) totals $12.1 million and is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference totals $15.9 million and represents an estimate of the credit risk in the Greater Atlantic loan portfolio at the acquisition date.

Credit-impaired covered loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, that SNBV will not collect all contractually required principal and interest payments. Generally, acquired loans that meet SNBV’s definition for nonaccrual status fall within the definition of credit-impaired covered loans.

The following table summarizes the composition of our loans, net of unearned income at the dates indicated:

			Total 2009		Non-covered
	2009				2008		2007		2006		2005
	Covered	Non-covered	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Mortgage loans on real estate:
Commercial	$21,414	$146,295	$167,709	36.2%	$104,866	34.7%	$87,150	33.3%	$70,553	34.4%	$41,668	55.3%
Construction and land loans	5,810	48,000	53,810	11.6%	56,588	18.7%	50,510	19.3%	34,607	16.9%	15,954	21.2%
Residential 1-4 family	33,815	61,024	94,839	20.5%	60,376	19.9%	51,862	19.8%	63,141	30.8%	7,814	10.4%
Multi- family residential	2,570	10,726	13,296	2.9%	5,581	1.8%	8,273	3.2%	3,720	1.8%	—	0.0%
Equity lines of credit	44,235	10,532	54,767	11.9%	11,509	3.8%	8,428	3.2%	10,509	5.1%	1,125	1.5%

Total real estate loans	107,844	276,577	384,421	83.1%	238,920	78.9%	206,223	78.8%	182,530	89.0%	66,561	88.4%
Commercial loans	3,952	70,757	74,709	16.1%	60,820	20.1%	53,208	20.3%	19,581	9.6%	6,720	8.9%
Consumer loans	193	3,528	3,721	0.8%	3,074	1.0%	2,476	0.9%	2,861	1.4%	2,011	2.7%

Gross loans	111,989	350,862	462,851	100.0%	302,814	100.0%	261,907	100.0%	204,972	100.0%	75,292	100.0%
Less unearned income on loans	—	(564)	(564)		(548)		(500)		(428)		(261)

Loans, net of unearned income	$111,989	$350,298	$462,287		$302,266		$261,407		$204,544		$75,031

As of December 31, 2009, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

At December 31, 2009 we had $167.7 million in commercial real estate loans, of which approximately 55% were loans secured by owner occupied/operated real estate and 45% were non-owner occupied commercial real estate loans.

The following table sets forth the contractual maturity ranges of the commercial business and construction loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2009 (in thousands):

		After 1 Year Through 5 Years		After 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Real estate construction	$37,834	$4,185	$10,181	$—	$1,610	$53,810
Commercial and industrial	26,693	15,931	8,985	2,321	20,779	74,709

Total	$64,527	$20,116	$19,166	$2,321	$22,389	$128,519

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

The following table presents a comparison of non-covered nonperforming assets as of December 31, (in thousands):

	2009	2008	2007	2006	2005
Nonaccrual loans	$4,190	$1,078	$371	$—	$—
Loans past due 90 days and accruing interest	—	135	—	—	—

Total nonperforming loans	4,190	1,213	371	—	—
Other real estate owned	2,797	3,434	3,648	—	—

Total nonperforming assets	$6,987	$4,647	$4,019	$—	$—

Allowance for loan losses to nonaccrual loans	123.44%	347.73%	936.93%	na	na
Allowance for loan losses to total non-covered loans	1.48%	1.40%	1.33%	1.33%	1.36%
Nonperforming assets to total non-covered assets	1.40%	1.08%	1.07%	na	na
Nonperforming assets to total non-covered loans	1.99%	1.54%	1.54%	na	na

Covered nonperforming assets are not included in the table above because the carrying value includes a component for credit losses (the nonaccretable yield).

The following table presents covered nonperforming assets as of December 31, 2009 (in thousands):

2009
Nonaccrual loans	$5,080
Loans past due 90 days and accruing interest	—

Total nonperforming loans	5,080
Other real estate owned	740

Total nonperforming assets	$5,820

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

Our loan review program is conducted by a third party consultant who reports directly to the Audit Committee of the Board of Directors. In 2009, loan review reviewed more than 60% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2008. In 2010 loan review will review at least 60% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2009. The purpose of loan review is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the bank’s credit policy and regulatory guidance. Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.

The following table presents an analysis of the allowance for loan losses for the periods indicated (in thousands):

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period From Inception at April 14, 2005 Through December 31, 2005
Balance, beginning of period	$4,218	$3,476	$2,726	$1,020	$—
Allowance from acquired bank	—	—	—	1,374	—
Provision charged to operations	6,538	1,657	1,290	546	1,020
Recoveries credited to allowance	157	8	—	—	—

Total	10,913	5,141	4,016	2,940	1,020
Loans charged off:
Real estate—commercial	790	65	50	—	—
Real estate—construction, land and other	—	—	400	200	—
Real estate—residential 1-4 family	1,086	738	75	—	—
Commercial	3,852	120	—	—	—
Consumer	13	—	15	14	—

Total loans charged off	5,741	923	540	214	—

Balance, end of period	$5,172	$4,218	$3,476	$2,726	$1,020

Net charge-offs to average loans, net of unearned income	1.65%	0.32%	0.24%	0.21%	—

The provision for loan losses charged to operations for the year ended December 31, 2009 increased significantly to $6.5 million from $1.7 million in 2008. We had charge-offs totaling $5.7 million during 2009 compared to $923 thousand in 2008. The increase in the provision for loan losses during 2009 was due to overall growth in the loan portfolio, charge offs and adverse economic factors.

During the fourth quarter of 2009 we charged off one $1.8 million commercial and industrial loan which had paid principal and interest on time from inception in April 2007 through August 2009 (at the end of

September 2009 it was 40 days past due) when it abruptly stopped making payments in the fourth quarter. The company is still operating but their attorney alleges that one of the members of the LLC exceeded his authority and submitted fraudulent documents to us at the time the loan was made. We continued to work with the Company’s management and their legal counsel to work out the loan issue throughout the fourth quarter. We are aggressively pursuing all of the legal remedies available to us, but given the uncertainties associated with the loan we have charged it off in its entirety.

We also charged off $1.3 million on two other loans during the fourth quarter of 2009. One of those loans is a commercial real estate loan placed on non-accrual last quarter and on which we have now begun foreclosure proceedings. The other is a commercial and industrial (C&I) loan which is current (but is now on non-accrual) due to an impairment in the value of our collateral.

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

	As of December 31, 2009		As of December 31, 2008		As of December 31, 2007		As of December 31, 2006		As of December 31, 2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
					(in thousands)
Commercial	$992	16.1%	$787	20.1%	$700	20.3%	$270	9.6%	$75	8.9%
Consumer	103	0.8%	90	1.0%	82	0.9%	98	1.4%	21	2.7%
Real estate—commercial	1,894	36.2%	1,337	34.7%	1,080	33.3%	907	33.8%	120	55.3%
Real estate—multifamily residential	122	2.9%	198	1.8%	104	3.2%	48	1.8%	—	—
Real estate—construction and land loans	1,177	11.6%	1,334	18.7%	1,080	19.3%	927	17.5%	234	21.2%
Real estate—residential 1-4 family	274	32.4%	347	23.7%	301	23.0%	394	35.9%	7	11.9%
Unallocated	610	—	125	—	129	—	82	—	563	—

Total	$5,172	100.0%	$4,218	100.0%	$3,476	100.0%	$2,726	100.0%	$1,020	100.0%

Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic and business conditions and credit quality trends, we have established an unallocated portion of the allowance for loan losses based on our evaluation of these risks. The unallocated portion was 3% of the total allowance for loan losses at December 31, 2008 and 11.8% at December 31, 2009.

At year end 2008 we estimated the impact of emerging external environmental factors on credit losses, and as a result, increased the allowance for loan losses by $863 thousand, and allocated these estimated credit losses to loan portfolio components. At year end 2009 these same factors were applied. Loan portfolio growth and changes in composition increased estimated allocated losses arising from these environmental factors to $947 thousand.

Changes in total non-farm employment in our market areas including mass layoffs is an important external environmental factor driving the financial strength of many of our small business customers. According to the U.S. Bureau of Labor Statistics total non-farm employment in the state of Virginia declined by 54,700 or approximately 1.5% in 2009. The decline in Virginia total non-farm employment in 2008 was similar. These were the largest declines in Virginia employment since the year 2001. At the end of 2008 the direction of employment trends in Virginia was clear, and management estimated the affect this and other environmental factors would have on credit losses within portfolio components. At the end of 2009 the directional trend in total Virginia non-farm employment was unclear and moderating. Total employment was flat in October and November and up slightly in December. During this same time frame, initial unemployment claims in Virginia increased from 12,738 in 2008 to 33,637 in 2009 and mass layoff events increased from 116 in 2008 to 330 in 2009. The impact that these external factors, which may be contra-indicative, will have on individual portfolio components is difficult to estimate. Management plans to allocate these estimated credit losses when the impact of changing environmental factors on the performance of loan portfolio components can be more reliably estimated.

We believe that the allowance for loan losses at December 31, 2009 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses.

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

Our securities portfolio is managed by our president and our treasurer, both of whom have significant experience in this area, with the concurrence of our Asset/Liability Committee. In addition to our president (who is chairman of the Asset/Liability Committee) and our treasurer, this committee is comprised of two outside directors. Investment management is performed in accordance with our investment policy, which is approved annually by the Asset/Liability Committee and the board of directors. Our investment policy addresses our investment strategies, approval process, approved securities dealers and authorized investments. Our investment policy authorizes us to invest in:

•	Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) mortgage-backed securities (MBS)

•	Collateralized mortgage obligations

•	Treasury securities

•	SBA guaranteed loan pools

•	Agency securities

•	Pooled trust preferred securities comprised of a minimum of 80% bank collateral with an investment grade rating or a minimum of 60% bank collateral with a AAA rating at purchase

•	Other corporate debt securities rated Aa3/AA- or better at purchase

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

We classify our securities as either: “held-to-maturity” or “available-for-sale.” Securities totaling $57.7 million were in the held-to-maturity portfolio at December 31, 2009, compared to $59.3 million at December 31, 2008. Securities totaling $18.5 million were in the available-for-sale portfolio at December 31, 2009, compared to $15.6 million at December 31, 2008.

We acquired $28.1 million of securities available-for-sale at estimated fair market value in the Greater Atlantic acquisition. Shortly after acquisition, we sold the residential government-sponsored mortgage-backed securities, residential government-sponsored collateralized mortgage obligations and other securities. The acquired fair value at December 4, 2009 is equal to the net proceeds from the subsequent sales.

The following table presents the composition of the securities available-for-sale portfolio acquired at December 4, 2009 (in thousands):

Fair Value
Residential government-sponsored mortgage-backed securities	$8,734
Residential government-sponsored collateralized mortgage obligations	2,357
SBA guaranteed loan pools	13,597
Other securities	3,363

Total securities available-for-sale	$28,051

As of December 31, 2009, we owned pooled trust preferred securities as follows (in thousands):

Security	Tranche Level	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Value	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Sandler O’Neill (a) Sterne Agee (b) Estimated Incremental Defaults Required to Break Yield (1)	Previously Recognized Cumulative Other Comprehensive Loss (2)
		Moody’s	Fitch	Moody’s	Fitch
Investment Grade:						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	AA	$8,734	$7,760	$7,177	$143,056	23%	$177,572 b	$328
MMCF II B	Senior Sub	A3	AA-	Baa2	BBB	577	529	503	34,000	26%	16,900 a	48
MMCF III B	Senior Sub	A3	A-	Baa3	B	702	685	414	24,000	20%	25,100 a	17

						10,013	8,974	8,094				$393

												Cumulative Other Comprehensive Loss (3)	OTTI Related to Credit Loss (3)
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	CC	1,500	478	478	104,100	30%	—	780	$242
TRAP 2007-XII C1	Mezzanine	A3	A	Ca	CC	2,021	124	124	133,250	27%	—	1,318	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,032	—	—	207,750	28%	—	—	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,028	83	83	90,500	27%	—	475	470
ALESCO V C1	Mezzanine	A2	A	Ca	CC	2,021	552	552	84,442	25%	—	956	513
ALESCO XV C1	Mezzanine	A3	A-	Ca	CC	3,043	28	28	206,800	31%	—	456	2,559
ALESCO XVI C	Mezzanine	A3	A-	Ca	CC	2,028	113	113	132,250	26%	—	735	1,180

						13,673	1,378	1,378				$4,720	$7,575

Total						$23,686	$10,352	$9,472

(1)	A break in yield for a given tranche means that defaults/deferrals have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment). In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche. This represents additional defaults beyond those currently existing.
(2)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity
(3)	Pre-tax

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

The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, management utilized guidance in ASC 820-10 to value these securities. The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own. We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio. When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used. We then use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI. The liquidity premiums were derived in consultation with FTN Financial. The liquidity premiums we used ranged from .25% to 5%, and the adjusted discount rates ranged from 6.73% to 17.05%. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility. We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Six of the trust preferred securities owned by Sonabank have not continued to pay principal and interest in accordance with the contractual terms of the securities. When this happens the cash flows to the lower classes are temporarily suspended and used to pay down the principal of the senior classes in order to restore the over-collateralization levels of the senior classes. The bonds will continue to accrue interest, but it will be capitalized rather than paid in cash, also known as payment in kind. Interest will be earned on the capitalized interest at the current coupon rate. Once the senior class coverage test is satisfied, the lower classes will begin to receive current interest as well as capitalized interest.

Management has evaluated each of these securities for potential impairment under ASC 325 and the most recently issued guidance described in Note 1 to our financial statements, and has reviewed each of the issues’ collateral participants using various techniques including the ratings provided in the Bank Financial Quarterly published by IDC Financial Publishing, Inc. Management has also reviewed the interest and principal coverage of each of the tranches it owns. In performing a detailed cash flow analysis of each security, management works with independent third parties to identify its best estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following assumptions:

•

We assume that 2% of the remaining performing collateral will default or defer in the first quarter of 2010 and 2% in the second quarter of 2010. We assume 50 basis points per annum thereafter (the previous assumption was 37.5 basis points).

•	We assume recoveries ranging from 15% to 25% with a two year lag on new defaults and deferrals, and we assume 15% recoveries on existing defaults and deferrals.

•	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.

•	Our securities have been modeled using the above assumptions by Sandler O’Neill and Sterne Agee using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

Based on our analysis, seven of the ten trust preferred securities we own were considered to be other than temporarily impaired. The total par value of these seven securities was $13.7 million and the fair value was $1.4 million at December 31, 2009. We recognized an OTTI charge of $7.6 million in net income and the remainder through other comprehensive income during 2009.

We also own $2.0 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was downgraded from B to CCC by Standard and Poors in September 2009, and it was downgraded from BBB to CC by Fitch in August 2009. This security was originated in 2005. The average FICO score of the underlying loans at origination was 748. As of December 31, 2009, delinquencies of more than 60 days, foreclosures and REO totaled 32.1% compared to 30.3% at September 30, 2009. Credit support is 10.24 compared to 14 when originally issued, which provides coverage of 0.97 times projected losses in the collateral. The fair market value is $1.6 million. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, determined that an OTTI does exist as of December 31, 2009 in the amount of $139 thousand.

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2009
Residential government-sponsored mortgage-backed securities	$4,967	$—	$(53)	$4,914
SBA guaranteed loan pools	13,412	151	(13)	13,550
FHLMC preferred stock	16	25	—	41

Total	$18,395	$176	$(66)	$18,505

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2008
Residential government-sponsored mortgage-backed securities	$15,431	$243	$(65)	$15,609
FHLMC preferred stock	24	—	—	24

Total	$15,455	$243	$(65)	$15,633

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
December 31, 2009
Residential government-sponsored mortgage-backed securities	$45,369	$1,173	$(169)	$46,373
Residential government-sponsored collateralized mortgage obligations	398	21	—	419
Other residential collateralized mortgage obligations	1,577	—	—	1,577
Trust preferred securities	10,352	—	(880)	9,472

	$57,696	$1,194	$(1,049)	$57,841

	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
December 31, 2008
Residential government-sponsored mortgage-backed securities	$34,924	$783	$(71)	$35,636
Residential government-sponsored collateralized mortgage obligations	2,772	15	—	2,787
Other residential collateralized mortgage obligations	2,510	—	(834)	1,676
Trust preferred securities	19,120	—	(10,435)	8,685

	$59,326	$798	$(11,340)	$48,784

The following table sets forth the amortized cost and estimated fair value of our investment securities by contractual maturity at December 31, 2009. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Securities Available for Sale
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Residential government-sponsored mortgage-backed securities Due after ten years	$4,967	$4,914	4.40%

SBA guaranteed loan pools
Due in one to five years	261	262	2.33%
Due in five to ten years	1,653	1,663	2.32%
Due after ten years	11,498	11,625	2.96%

Total SBA guaranteed loan pools	13,412	13,550	2.87%
FHLMC preferred stock	16	41	0.00%

	$18,395	$18,505	3.28%

	Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Residential government-sponsored mortgage-backed securities Due after ten years	$45,369	$46,373	4.51%

Residential government-sponsored collateralized mortgage obligations Due after five years through ten years	398	419	5.88%

Other residential collateralized mortgage obligations Due after ten years	1,577	1,577	3.62%

Total collateralized mortgage obligations	1,975	1,996	4.08%

Trust preferred securities Due after ten years	10,352	9,472	3.41%

	$57,696	$57,841	4.30%

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

Non-interest bearing deposits increased from $23.2 million at December 31, 2008, to $33.3 million at December 31, 2009.

Interest bearing deposits rose from $286.2 million at December 31, 2008, to $422.5 million as of December 31, 2009. The growth was attributable to the assumption of $178.7 million in deposits in the Greater Atlantic transaction and $26.8 million in the Millennium acquisition. Brokered certificates of deposit were $118.3 million at December 31, 2008, compared to $70.0 million at December 31, 2009.

We utilize brokered certificates of deposit and brokered money market deposits and will continue to utilize these sources for deposits when they can be cost-effective. At December 31, 2009 and 2008, these brokered deposits constituted approximately 21% and 47% of our total deposits, respectively. The brokered certificates of deposit we typically obtain have terms to maturity of three months to two years. These deposits generally have the effect of slightly increasing our cost of funds and slightly decreasing our net interest margin when compared to our local deposit base.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(in thousands)
Noninterest-bearing deposits	$24,001		$19,992		$17,698
Interest-bearing deposits:
Savings accounts	2,505	0.55%	2,186	0.23%	2,658	0.45%
Money market accounts	58,462	1.66%	52,803	2.32%	40,855	4.19%
NOW accounts	8,048	0.19%	6,356	0.22%	6,569	0.26%
Time deposits	234,540	2.44%	214,624	4.32%	163,531	5.19%

Total interest-bearing deposits	303,555	2.22%	275,969	3.81%	213,613	4.79%

Total deposits	$327,556		$295,961		$231,311

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2009 (in thousands):

Within 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
$26,614	$22,828	$25,313	$26,199	$100,954

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

We use borrowed funds, primarily on a short term basis, to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. One source of these borrowed funds is securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transactions, and may require additional collateral based on the fair value of the underlying securities pledged. We engage in these transactions with retail customers and with established third parties, primarily large securities brokerage firms. We also are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time to as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2009 and 2008, total FHLB borrowings were $30.0 million. At December 31, 2009 we had $50.7 million of unused and available FHLB lines of credit.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of December 31, 2009 and 2008:

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2009
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$91,216	$(4,877)	-5.08%	14.92%	93.92%
Up 200	93,099	(2,994)	-3.12%	15.23%	95.86%
Up 100	94,666	(1,427)	-1.49%	15.48%	97.47%
Base	96,093	—	0.00%	15.72%	98.94%
Down 100	94,855	(1,238)	-1.29%	15.51%	97.66%
Down 200	92,570	(3,523)	-3.67%	15.14%	95.31%
Down 300	89,569	(6,524)	-6.79%	14.65%	92.22%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2008
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$58,494	$(148)	-0.25%	13.54%	85.05%
Up 200	59,229	$587	1.00%	13.71%	86.12%
Up 100	59,369	$727	1.24%	13.75%	86.32%
Base	58,642	$—	0.00%	13.58%	85.27%
Down 100	55,649	$(2,993)	-5.10%	12.88%	80.91%
Down 200	53,797	$(4,845)	-8.26%	12.46%	78.22%
Down 300	53,535	$(5,107)	-8.71%	12.39%	77.84%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2009 and December 31, 2008 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

	Sensitivity of Net Interest Income As of December 31, 2009
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$26,288	$2,814	4.45%	0.47%
Up 200	25,358	1,884	4.30%	0.32%
Up 100	24,392	918	4.14%	0.16%
Base	23,474	—	3.98%	0.00%
Down 100	24,214	740	4.11%	0.13%
Down 200	24,240	766	4.11%	0.13%
Down 300	24,208	734	4.11%	0.13%

	Sensitivity of Net Interest Income As of December 31, 2008
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$13,134	$1,682	3.31%	0.42%
Up 200	12,609	$1,157	3.18%	0.29%
Up 100	12,058	$606	3.05%	0.16%
Base	11,452	$—	2.89%	0.00%
Down 100	12,205	$753	3.08%	0.19%
Down 200	12,892	$1,440	3.25%	0.36%
Down 300	12,891	$1,439	3.25%	0.36%

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

During the year ended December 31, 2009, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2009, we had $121.7 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $850 thousand at December 31, 2009. The amount of certificate of deposit accounts maturing in 2010 is $214.8 million as of December 31, 2009. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

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

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes	To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31,

			2009	2008
SNBV
Tier 1 risk-based capital ratio	4.00%	N/A	17.32%	17.46%
Total risk-based capital ratio	8.00%	N/A	18.34%	18.71%
Leverage ratio	4.00%	N/A	17.37%	13.71%
Sonabank
Tier 1 risk-based capital ratio	4.00%	6.00%	16.63%	16.73%
Total risk-based capital ratio	8.00%	10.00%	17.66%	17.98%
Leverage ratio	4.00%	5.00%	16.68%	13.14%

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

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2009. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Contractual Obligations
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	( in thousands)
Certificates of deposit (1)	$214,839	$48,452	$7,133	$—	$270,424
Securities sold under agreements to repurchase	22,020	—	—	—	22,020
FHLB long-term advances	5,000	25,000	—	—	30,000
Operating leases	1,108	2,068	1,461	648	5,285

Total	$242,967	$75,520	$8,594	$648	$327,729

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit written are conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $3.8 million and $1.6 million as of December 31, 2009 and 2008, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. At December 31, 2009 and 2008, we had unfunded loan commitments approximating $122.6 million and $41.1 million, respectively.

Item 7A.—Quantitative and Qualitative Disclosures about Market Risk

This information is incorporated herein by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 37 through 65 of this Form 10-K.

Item 8.—Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Southern National Bancorp of Virginia, Inc.

McLean, Virginia

We have audited the accompanying balance sheets of Southern National Bancorp of Virginia, Inc. as of December 31, 2009 and 2008 and the related statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Louisville, Kentucky

March 5, 2010

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,858	$1,506
Interest-bearing deposits in other financial institutions	5,212	13,256

Total cash and cash equivalents	8,070	14,762

Securities available for sale, at fair value	18,505	15,633

Securities held to maturity, at amortized cost (fair value of $57,841 and $48,784, respectively)	57,696	59,326

Covered loans, net of unearned income	111,989	—
Non-covered loans, net of unearned income	350,298	302,266

Total loans, net of unearned income	462,287	302,266
Less allowance for loan losses	(5,172)	(4,218)

Net loans	457,115	298,048

Stock in Federal Reserve Bank and Federal Home Loan Bank	5,940	4,041
Bank premises and equipment, net	3,225	3,598
Goodwill	8,713	8,713
Core deposit intangibles, net	3,858	3,141
FDIC indemnification asset	19,408	—
Bank-owned life insurance	14,014	13,435
Other real estate owned	3,537	3,434
Deferred tax assets, net	4,559	4,813
Other assets	6,034	2,980

Total assets	$610,674	$431,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$33,339	$23,219
Interest-bearing deposits:
NOW accounts	17,499	8,472
Money market accounts	130,131	51,040
Savings accounts	4,398	1,912
Time deposits	270,424	224,817

Total interest-bearing deposits	422,452	286,241

Total deposits	455,791	309,460

Securities sold under agreements to repurchase and other short-term borrowings	22,020	20,890
Federal Home Loan Bank (FHLB) advances	30,000	30,000
Other liabilities	5,739	2,798

Total liabilities	513,550	363,148

Commitments and contingencies (see note 16)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 and 6,798,547 shares at December 31, 2009 and 2008, respectively	116	68
Additional paid in capital	96,444	69,516
Retained earnings	4,053	1,697
Accumulated other comprehensive loss	(3,489)	(2,505)

Total stockholders’ equity	97,124	68,776

Total liabilities and stockholders’ equity	$610,674	$431,924

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Interest and dividend income :
Interest and fees on loans	$20,540	$19,875	$17,938
Interest and dividends on taxable securities	2,701	4,194	3,552
Interest and dividends on other earning assets	165	332	305

Total interest and dividend income	23,406	24,401	21,795

Interest expense:
Interest on deposits	6,728	10,516	10,230
Interest on borrowings	1,349	1,467	856

Total interest expense	8,077	11,983	11,086

Net interest income	15,329	12,418	10,709

Provision for loan losses	6,538	1,657	1,290

Net interest income after provision for loan losses	8,791	10,761	9,419

Noninterest income:
Account maintenance and deposit service fees	676	499	338
Income from bank-owned life insurance	579	588	347
Gain on sale of SBA loans	206	107	—
Net gain on acquisitions	11,584	—	—
Net gain (loss) on other assets	(214)	(136)	21
Total other-than-temporary impairment losses	(12,698)	(1,536)	(440)
Portion of loss recognized in other comprehensive income (before taxes)	4,984	—	—

Net credit impairment losses recognized in earnings	(7,714)	(1,536)	(440)
Gain on sales of securities	371	269	—
Other	86	80	45

Total noninterest income (loss)	5,574	(129)	311

Noninterest expenses:
Salaries and benefits	4,461	4,016	3,346
Occupancy expenses	1,615	1,494	1,086
Furniture and equipment expenses	516	484	439
Amortization of core deposit intangible	731	727	727
Virginia franchise tax expense	562	549	550
FDIC assessment	755	211	140
Data processing expense	339	260	224
Telephone and communication expense	283	256	222
Acquisition expenses	499	—	—
Other operating expenses	1,301	1,112	1,152

Total noninterest expenses	11,062	9,109	7,886

Income before income taxes	3,303	1,523	1,844
Income tax expense	947	315	108

Net income	$2,356	$1,208	$1,736

Earnings per share, basic	$0.31	$0.18	$0.26

Earnings per share, diluted	$0.31	$0.18	$0.25

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total
Balance—January 1, 2007	$62	$69,436	$(1,247)	$(24)		$68,227
Comprehensive income:
Net income			1,736		$1,736	1,736
Change in unrealized loss on securities available for sale (net of tax, $358)				(694)	(694)	(694)

Total comprehensive income					$1,042

Stock-based compensation expense		6				6
Issuance of common stock for stock dividend	6	(6)				—

Balance—December 31, 2007	68	69,436	489	(718)		69,275
Comprehensive income:
Net income			1,208		$1,208	1,208
Change in unrealized loss on securities available for sale (net of tax, $921)				(1,787)	(1,787)	(1,787)

Total comprehensive loss					$(579)

Stock-based compensation expense		29				29
Issuance of warrants		51				51

Balance—December 31, 2008	68	69,516	1,697	(2,505)		68,776
Comprehensive income:
Net income			2,356		$2,356	2,356
Change in unrealized loss on securities available for sale (net of tax, $23)				(45)	(45)	(45)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $484 and accretion, $28 and amounts recorded into other comprehensive income at transfer)				(939)	(939)	(939)

Total comprehensive income					$1,372

Stock-based compensation expense		57				57
Issuance of common stock (4,791,665 shares), net	48	26,871				26,919

Balance—December 31, 2009	$116	$96,444	$4,053	$(3,489)		$97,124

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$2,356	$1,208	$1,736
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	520	529	456
Amortization , net	773	574	559
Provision for loan losses	6,538	1,657	1,290
Earnings on bank-owned life insurance	(579)	(588)	(347)
Stock based compensation expense	57	29	6
Gain on sale of loans	(206)	(107)	—
Impairment on securities	7,714	1,536	440
Gain on sales of securities	(371)	(269)	—
Gain on branch acquisition	(423)	—	—
Gain on Greater Atlantic acquisition	(11,161)	—	—
Net (gain) loss on other real estate owned	274	136	(21)
Net increase in other assets	(1,874)	(477)	(1,374)
Net increase in other liabilities	2,490	310	725

Net cash and cash equivalents provided by operating activities	6,108	4,538	3,470

Investing activities:
Purchases of securities available-for-sale	(10,333)	(19,824)	(26,135)
Proceeds from sales of securities available for sale	34,012	15,525	—
Proceeds from paydowns, maturities and calls of securities available for sale	1,816	6,421	4,951
Purchases of securities held to maturity	(19,897)	(20,405)	(9,471)
Proceeds from paydowns, maturities and calls of securities held to maturity	12,637	14,658	10,982
Loan originations and payments, net	(31,877)	(43,879)	(61,653)
Proceeds from sale of SBA loans	2,835	1,895	—
Purchase of bank-owned life insurance	—	—	(12,500)
Net cash received in branch acquisition	3,119	—	—
Net cash received in Greater Atlantic acquisition	50,213	—	—
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(386)	(133)	(1,462)
Proceeds from sale of other real estate owned	1,655	408	320
Purchases of bank premises and equipment	(100)	(130)	(453)

Net cash and cash equivalents provided by (used in) investing activities	43,694	(45,464)	(95,421)

Financing activities:
Net increase in deposits	(59,186)	43,991	49,665
Proceeds from Federal Home Loan Bank advances	—	5,000	30,500
Repayment of Federal Home Loan Bank advances	(25,357)	—	—
Net increase in securities sold under agreement to repurchase and other short-term borrowings	1,130	5,389	4,968
Issuance of common stock, net of issuance costs	26,919	—	—

Net cash and cash equivalents provided by (used in) financing activities	(56,494)	54,380	85,133

Increase in cash and cash equivalents	(6,692)	13,454	(6,818)
Cash and cash equivalents at beginning of period	14,762	1,308	8,126

Cash and cash equivalents at end of period	$8,070	$14,762	$1,308

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$8,746	$11,814	$10,485
Income taxes	380	1,120	1,154
Supplemental schedule of noncash investing and financing activities
Transfer from securities available-for-sale to securities held-to-maturity	$—	19,125	$—
Transfer from loans to other real estate owned	1,043	317	4,251
Acquisition of fixed assets related to Leesburg Branch	—	501	—
Transfer from deferred tax valuation allowance to goodwill	—	—	1,945

See accompanying notes to consolidated financial statements.

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Effective December 4, 2009, Sonabank assumed certain deposits and liabilities and acquired certain assets of Greater Atlantic from the FDIC as receiver for Greater Atlantic Bank, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on December 4, 2009 (the “Agreement”). On December 5, 2009, the former Greater Atlantic offices, located in Reston, New Market, Front Royal and South Riding, Virginia and Rockville, Maryland opened as Sonabank branches.

Under the terms of the Agreement, the Bank acquired substantially all of the assets of Greater Atlantic Bank, including all loans, and assumed substantially all of its liabilities, including the insured and uninsured deposits. Based on the closing with the FDIC as of December 4, 2009, the Bank (a) acquired at fair value $113.6 million in loans, $1.0 million in foreclosed assets, $28.1 million in securities available-for-sale, $19.4 million in the FDIC indemnification asset and $73.0 million in cash and other assets, and (b) assumed at fair value $178.7 million in deposits, $25.4 million in borrowings and $407 thousand in other liabilities and recorded a deferred tax liability of $3.8 million. The Bank also recorded a core deposit intangible asset in the amount of $1.2 million and recorded a pre-tax gain on the transaction of $11.2 million. In connection with the Greater Atlantic acquisition, the FDIC made a cash payment to the Bank of approximately $27.0 million. The foregoing amounts are estimates and subject to adjustment based upon final settlement with the FDIC. The terms of the Agreement provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Greater Atlantic not assumed by the Bank and certain other types of claims listed in the Agreement.

The Bank paid no cash or other consideration to acquire Greater Atlantic Bank. As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement (the “loss sharing agreement”) on approximately $143.4 million (cost basis) of Greater Atlantic Bank’s assets. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.” Pursuant to the terms of the loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses of up to $19 million with respect to the covered assets. The FDIC will reimburse the Bank for 95% of losses in excess of $19 million with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement, and for 95% of recoveries with respect to losses for which the FDIC paid the Bank 95% reimbursement under the loss sharing agreement.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

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

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (cost basis) of Greater Atlantic Bank’s assets. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.” Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.”

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

Most of SNBV’s business activity is with customers located within Virginia and Maryland. Therefore, our exposure to credit risk is significantly affected by changes in the economy in those areas. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

SNBV purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. SNBV estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loans’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

During 2008 and 2009 we have sold approximately $4.7 million of the guaranteed portion of some SBA loans and recognized servicing assets, and these assets are being amortized over the remaining lives of the loans.

The total servicing assets were $338 thousand and $324 thousand as of December 31, 2009 and December 31, 2008, respectively, and included $20 thousand of servicing obtained in the Greater Atlantic acquisition.

Servicing fee income which is reported on the income statement as other noninterest income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Net servicing fee income totaled $63 thousand, $38 thousand and $26 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Goodwill and Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed annually for impairment as of August 31 each year and more frequently if circumstances indicate potential impairment. Any such impairment will be recognized in the period identified. Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 7 to 15 years.

Stock Based Compensation

Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Bank-owned Life Insurance

SNBV has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. As part of the Greater Atlantic transaction we acquired at fair value $1.0 million in foreclosed assets which are covered assets under the FDIC loss sharing agreement.

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

Long-term Assets

Premises and equipment, core deposit intangible assets, the FDIC indemnification asset and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

FDIC Indemnification Asset

The FDIC indemnification asset is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The fair value of the indemnification asset in the amount of $19.4 million represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages. The estimated gross cash flows associated with this receivable are $23.6 million. These cash flows were then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The difference between the gross cash flows and the fair value of the indemnification assets, $4.2 million, will be amortized on an accelerated basis over the estimated life of approximately 24 years.

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

SNBV adopted the guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. The effect of adopting this new guidance had no effect on our consolidated financial statements.

SNBV recognizes interest and/or penalties related to income tax matters in income tax expense.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements in the amount of $794 thousand and $620 thousand at December 31, 2009 and 2008, respectively. These balances do not earn interest.

Consolidated Statements of Cash Flows

For purposes of reporting cash flows, SNBV defines cash and cash equivalents as cash due from banks and interest-bearing deposits in other banks with maturities less than 90 days. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings.

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by SNBV relate solely to outstanding stock options and warrants and are determined using the treasury stock method.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and the non-credit component of other than temporary impairment of securities held-to-maturity which are also recognized as a separate component of equity.

Off Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, SNBV has entered into commitments to extend credit and standby letters of credit. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,. This Accounting Standard provides additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This Accounting Standard is effective for interim and annual reporting periods ending after June 15, 2009. We have adopted ASC 820-10 for the interim reporting period ended June 30, 2009, and we followed this guidance to estimate the fair value of trust preferred securities. See Note 2 and Note 5.

In April 2009, the FASB issued ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments. This Accounting Standard amends the other-than-temporary impairment guidance in U. S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. One change to current practice relates to management’s assertion regarding recovery of fair value declines. Previously, when determining whether impairment is other-than-temporary, an entity must assess whether it has the intent and ability to hold a security until recovery of its cost basis. Under this Accounting Standard, an entity must assess whether it intends to sell the security or if it is more likely than not that it will be required to sell the security prior to recovery. If the entity does not intend to sell the security or if it is more likely than not that it will not be required to sell the security before its anticipated recovery, then all available evidence should be considered to estimate the anticipated period over which the cost basis of the security is expected to recover. If the entity does not anticipate recovery of its cost basis, an other-than-temporary impairment should be considered to have occurred and the credit loss component should be recognized in earnings and the other components should be recognized in other comprehensive income. Both the credit and noncredit components will be presented in the income statement. The total other-than-temporary impairment charge will be reduced by the amount recognized in other comprehensive income. This Accounting Standard shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this Accounting Standard as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. This Accounting Standard is effective for interim and annual reporting periods ending after June 15, 2009. We have adopted ASC 320-10-65 effective April 1, 2009. No adjustment to retained earnings was required since the prior other than temporary impairment charge was for an equity security.

Also in April 2009, FASB issued ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. ASC 825-10 amends ASC 825, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825.10 also amends ASC 270, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. We have adopted ASC 825-10 for the interim reporting period ended June 30, 2009, and it did not have a material impact on our results of operations or financial position as it only required additional disclosures which are included in Note 5.

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

Effect of Newly Issued but Not Yet Effective Accounting Standards:

In June 2009, the FASB issued ASC 860-10, “Accounting for Transfers of Financial Assets—an amendment of ASC 860.” This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying ASC 810 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating this standard but does not expect the impact of adoption to be material to our results of operations or financial position.

On June 12, 2009, the FASB issued ASC 810-10, Amendments to FASB Interpretation No. 46(R). this guidance amends ASC 810 to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Unlike ASC 810, this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE. It is expected that the amendments will result in more entities consolidating VIEs that previously were not consolidated The Statement will also require additional disclosures about an enterprise’s involvement in variable interest entities. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating this standard but does not expect the impact of adoption to be material to our results of operations or financial position.

2.	SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2009
Residential government-sponsored mortgage-backed securities	$4,967	$—	$(53)	$4,914
SBA guaranteed loan pools	13,412	151	(13)	13,550
FHLMC preferred stock	16	25	—	41

Total	$18,395	$176	$(66)	$18,505

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2008
Residential government-sponsored mortgage-backed securities	$15,431	$243	$(65)	$15,609
FHLMC preferred stock	24	—	—	24

Total	$15,455	$243	$(65)	$15,633

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
December 31, 2009
Residential government-sponsored mortgage-backed securities	$45,369	$1,173	$(169)	$46,373
Residential government-sponsored collateralized mortgage obligations	398	21	—	419
Other residential collateralized mortgage obligations	1,577	—	—	1,577
Trust preferred securities	10,352	—	(880)	9,472

	$57,696	$1,194	$(1,049)	$57,841

	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
December 31, 2008
Residential government-sponsored mortgage-backed securities	$34,924	$783	$(71)	$35,636
Residential government-sponsored collateralized mortgage obligations	2,772	15	—	2,787
Other residential collateralized mortgage obligations	2,510	—	(834)	1,676
Trust preferred securities	19,120	—	(10,435)	8,685

	$59,326	$798	$(11,340)	$48,784

During the year ended December 31, 2009, we sold $34.0 million of available-for-sale mortgage-backed securities resulting in gross gains of $371 thousand. During the year ended December 31, 2008, we sold $15.5 million of available-for-sale mortgage-backed securities resulting in gross gains of $269 thousand. There were no sales of available-for-sale securities during 2007. The tax provision related to these realized gains was $126 thousand and $91 thousand for 2009 and 2008, respectively.

We acquired $28.1 million of securities available-for-sale at estimated fair market value in the Greater Atlantic acquisition.

The following table presents the composition of the securities available-for-sale portfolio acquired at December 4, 2009 (in thousands):

Fair Value
Residential government-sponsored mortgage-backed securities	$8,734
Residential government-sponsored collateralized mortgage obligations	2,357
SBA guaranteed loan pools	13,597
Other securities	3,363

Total securities available-for-sale	$28,051

Shortly after acquisition, we sold the residential government-sponsored mortgage-backed securities, residential government-sponsored collateralized mortgage obligations and other securities. The December 4, 2009 acquired fair value is equal to the net proceeds from the subsequent sales.

The fair value and carrying amount, if different, of debt securities as of December 31, 2009 by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Carrying Amount	Fair Value	Fair Value	Amortized Cost
Due in one to five years	$—	$—	$262	$261
Due in five to ten years	—	—	1,663	1,653
Due after ten years	10,352	9,472	11,625	11,498
Residential government-sponsored mortgage-backed securities	45,369	46,373	4,914	4,967
Residential government-sponsored collateralized mortgage obligations	398	419	—	—
Other residential collateralized mortgage obligations	1,577	1,577	—	—

Total	$57,696	$57,841	$18,464	$18,379

Securities with a carrying amount of approximately $40.1 million and $55.8 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. At December 31, 2009 and 2008, some securities’ fair values were below cost. As outlined in the table below, there were securities with stated maturities totaling approximately $27.9 million in the portfolio that are considered temporarily impaired at December 31, 2009. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of December 31, 2009. All of these securities continue to perform according to the contractual terms and are investment grade. The following tables present information regarding securities in a continuous unrealized loss position as of December 31, 2009 and December 31, 2008 (in thousands) by duration of time in a loss position:

December 31, 2009

	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$4,914	$(53)	$—	$—	$4,914	$(53)
SBA guaranteed loan pools	819	(13)	—	—	819	(13)

	$5,733	$(66)	$—	$—	$5,733	$(66)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$14,039	$(169)	$—	$—	$14,039	$(169)
Trust preferred securities	—	—	8,094	(880)	8,094	(880)

	$14,039	$(169)	$8,094	$(880)	$22,133	$(1,049)

December 31, 2008

	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$5,600	$(65)	$—	$—	$5,600	$(65)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$3,772	$(71)	$—	$—	$3,772	$(71)
Other residential collateralized mortgage obligations	1,676	(834)	—	—	1,676	(834)
Trust preferred securities	4,028	(3,860)	4,657	(6,575)	8,685	(10,435)

	$9,476	$(4,765)	$4,657	$(6,575)	$14,133	$(11,340)

As of December 31, 2009, we owned pooled trust preferred securities as follows (in thousands):

Security	Tranche Level	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Value	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Sandler O’Neill (a) Sterne Agee (b) Estimated Incremental Defaults Required to Break Yield (1)	Previously Recognized Cumulative Other Comprehensive Loss (2)
		Moody’s	Fitch	Moody’s	Fitch
	(in thousands)
Investment Grade:
ALESCO VII A1B	Senior	Aaa	AAA	A3	AA	$8,734	$7,760	$7,177	$143,056	23%	$177,572 b	$328
MMCF II B	Senior Sub	A3	AA-	Baa2	BBB	577	529	503	34,000	26%	16,900 a	48
MMCF III B	Senior Sub	A3	A-	Baa3	B	702	685	414	24,000	20%	25,100 a	17

						10,013	8,974	8,094				$393

												Cumulative Other Comprehensive Loss (3)	OTTI Related to Credit Loss (3)
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	CC	1,500	478	478	104,100	30%	—	780	$242
TRAP 2007-XII C1	Mezzanine	A3	A	Ca	CC	2,021	124	124	133,250	27%	—	1,318	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,032	—	—	207,750	28%	—	—	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,028	83	83	90,500	27%	—	475	470
ALESCO V C1	Mezzanine	A2	A	Ca	CC	2,021	552	552	84,442	25%	—	956	513
ALESCO XV C1	Mezzanine	A3	A-	Ca	CC	3,043	28	28	206,800	31%	—	456	2,559
ALESCO XVI C	Mezzanine	A3	A-	Ca	CC	2,028	113	113	132,250	26%	—	735	1,180

						13,673	1,378	1,378				$4,720	$7,575

Total						$23,686	$10,352	$9,472

(1)	A break in yield for a given tranche means that defaults/deferrals have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment). In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche. This represents additional defaults beyond those currently existing.
(2)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity
(3)	Pre-tax

Six of the trust preferred securities owned by Sonabank have not continued to pay principal and interest in accordance with the contractual terms of the securities. When this happens the cash flows to the lower classes are temporarily suspended and used to pay down the principal of the senior classes in order to restore the over-collateralization levels of the senior classes. The bonds will continue to accrue interest, but it will be capitalized rather than paid in cash, also known as payment in kind. Interest will be earned on the capitalized interest at the current coupon rate. Once the senior class coverage test is satisfied, the lower classes will begin to receive current interest as well as capitalized interest.

Management has evaluated each of these securities for potential impairment under ASC 325 and the most recently issued guidance described in Note 1, and has reviewed each of the issues’ collateral participants using various techniques including the ratings provided in the Bank Financial Quarterly published by IDC Financial Publishing, Inc. Management has also reviewed the interest and principal coverage of each of the tranches it owns. In performing a detailed cash flow analysis of each security, management works with independent third parties to identify its best estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following assumptions:

•

We assume that 2% of the remaining performing collateral will default or defer in the first quarter of 2010 and 2% in the second quarter of 2010. We assume 50 basis points per annum thereafter (the previous assumption was 37.5 basis points).

•	We assume recoveries ranging from 15% to 25% with a two year lag on new defaults and deferrals, and we assume 15% recoveries on existing defaults and deferrals.

•	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.

•	Our securities have been modeled using the above assumptions by Sandler O’Neill and Sterne Agee using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

These assumptions, combined with increased actual defaults and deferrals, resulted in OTTI of $7.6 million on the trust preferred securities during 2009.

We also own $2.0 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was downgraded from B to CCC by Standard and Poors in September 2009, and it was downgraded from BBB to CC by Fitch in August 2009. This security was originated in 2005. The average FICO score of the underlying loans at origination was 748. As of December 31, 2009, delinquencies of more than 60 days, foreclosures and REO totaled 32.1% compared to 30.3% at September 30, 2009. Credit support is 10.24 compared to 14 when originally issued, which provides coverage of 0.97 times projected losses in the collateral. The fair market value is $1.6 million. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support. The assumptions used in the analysis included a 5% prepayment speed, 10% default rate, a 50% loss severity and an accounting yield of 4.75%. Based on this analysis, an OTTI existed as of December 31, 2009 in the amount of $139 thousand.

The following table presents a roll forward of the credit losses recognized in earnings for the period ended December 31, 2009 (in thousands):

Amount of other-than-temporary impairment related to credit loss at January 1, 2009	$—
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	7,714

Amount of other-than-temporary impairment related to credit loss at December 31, 2009	$7,714

3.	LOANS

Loans, net of unearned income, consist of the following at year end (in thousands):

	December 31, 2009
	Covered Loans	Noncovered Loans	Total Loans	December 31, 2008
Mortgage loans on real estate:
Commercial	$21,414	$146,295	$167,709	$104,866
Construction loans to residential builders	3,433	5,436	8,869	4,752
Other construction and land loans	2,377	42,564	44,941	51,836
Residential 1-4 family	33,815	61,024	94,839	60,376
Multi- family residential	2,570	10,726	13,296	5,581
Home equity lines of credit	44,235	10,532	54,767	11,509

Total real estate loans	107,844	276,577	384,421	238,920
Commercial loans	3,952	70,757	74,709	60,820
Consumer loans	193	3,528	3,721	3,074

Gross loans	111,989	350,862	462,851	302,814
Less unearned income on loans	—	(564)	(564)	(548)

Loans, net of unearned income	$111,989	$350,298	$462,287	$302,266

The composition of loans covered by the loss sharing agreement at December 31, 2009 follows (in thousands):

	Credit Impaired Loans	Other Loans	Total Loans
Commercial real estate loans	$3,050	$31,715	$34,765
Construction and land loans	5,649	318	5,967
Residential real estate loans	—	36,926	36,926
Home equity lines of credit	—	56,705	56,705
Commercial loans	1,876	3,579	5,455
Consumer loans	—	193	193

Total loans (at contract)	$10,575	$129,436	$140,011
Total discount (resulting from acquisition date fair value adjustments)	(4,329)	(23,693)	(28,022)

Net loans (at fair value)	$6,246	$105,743	$111,989

The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) totals $12.1 million and is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference totals $15.9 million and represents an estimate of the credit risk in the Greater Atlantic loan portfolio at the acquisition date.

Covered loans under loss sharing agreements with the FDIC are reported in loans exclusive of the estimated FDIC indemnification asset. The covered loans acquired in the Greater Atlantic transaction are and will continue to be subject to our internal and external credit review. As a result, if and when credit deterioration is noted subsequent to the acquisition date, such deterioration will be measured through our loss reserving methodology and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflecting the increase to the FDIC indemnification asset. There has been no provision recorded on covered loans since acquisition.

Credit-impaired covered loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, that SNBV will not collect all contractually required principal and interest payments. Generally, acquired loans that meet SNBV’s definition for nonaccrual status fall within the definition of credit-impaired covered loans.

Impaired loans were as follows (in thousands):

	2009			2008
	Covered Loans	Non-covered Loans	Total

Year end impaired loans with allocated allowance for loan losses	$—	$4,190	$4,190	$974
Year end impaired loans without allocated allowance for loan losses	$4,933	—	4,933	—

Total	$4,933	$4,190	$9,123	$974

Amount of the allowance for loan losses allocated	$—	$554	$554	$378

	2009			2008	2007
	Covered Loans	Non-covered Loans	Total

Average of impaired loans during the year	$365	$2,153	$2,518	$1,031	$4,755
Interest income recognized during impairment	—	4	4	17	292
Cash-basis interest income recognized	—	4	4	17	282

Nonaccrual loans and loans past due 90 days and still on accrual were as follows (in thousands):

	2009			2008
	Covered Loans	Non-covered Loans	Total

Loans past due over 90 days still on accrual	$—	$—	$—	$135
Nonaccrual loans	5,080	4,190	9,270	1,078

Nonaccrual loans and loans past due 90 days and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

4.	ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the years ended December 31, 2009, 2008 and 2007 is summarized below (in thousands):

	2009	2008	2007
Balance, beginning of period	$4,218	$3,476	$2,726
Provision charged to operations	6,538	1,657	1,290
Recoveries credited to allowance	157	8	—

Total	10,913	5,141	4,016
Loans charged off	5,741	923	540

Balance, end of period	$5,172	$4,218	$3,476

5.	FAIR VALUE

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

Assets measured at fair value on a recurring basis are summarized below:

(dollars in thousands)	Total at December 31, 2009	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
Residential government-sponsored mortgage-backed securities	$4,914	$—	$4,914	$—
SBA guaranteed loan pools	13,550	—	13,550	—
FHLMC preferred stock	41	—	41	—

Total available-for-sale securities	$18,505	$—	$18,505	$—

(dollars in thousands)	Total at December 31, 2008	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
Residential government-sponsored mortgage-backed securities	$15,609	$—	$15,609	$—
FHLMC preferred stock	24	—	24	—

Total available-for-sale securities	$15,633	$—	$15,633	$—

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities Available for Sale

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

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

Management utilized guidance in ASC 820-10 to value these securities. The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own. We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio. When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used. We then use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI. The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from .25% to 5%, and the adjusted discount rates ranged from 6.73% to 17.05%. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility. We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Based on our analysis in the fourth quarter of 2009, seven of the ten trust preferred securities we own were considered to be other than temporarily impaired. The total par value of these seven securities was $13.7 million and the fair value was $1.4 million at December 31, 2009. We recognized an OTTI charge of $7.6 million in net income and the remainder through other comprehensive income during 2009. There were no OTTI charges on trust preferred securities during 2008.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support. The assumptions used in the analysis included a 5% prepayment speed, 10% default rate, a 50% loss severity and an accounting yield of 4.75%. Based on this analysis, an OTTI existed as of December 31, 2009 in the amount of $139 thousand. There was no OTTI on this security during 2008.

Impaired Loans

ASC 820-10 applies to loans measured for impairment using the practical expedients permitted by ASC 310 at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired in accordance with ASC 310 totaled $4.2 million as of December 31, 2009 with an allocated allowance for loan losses totaling $554 thousand compared to a carrying amount of $974 thousand with an allocated allowance for loan losses totaling $378 thousand at December 31, 2008. Charge-offs related to the impaired loans at December 31, 2009 totaled $1.1 million during the year ended December 31, 2009. Charge-offs related to the impaired loans at December 31, 2008 totaled $290 thousand during the year ended December 31, 2008. Covered loans identified as impaired at December 31, 2009, totaled $4.9 million. There were no charge-offs related to covered impaired loans during 2009.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. OREO is further evaluated quarterly for any additional impairment. Fair value is classified as Level 3 in the fair value hierarchy. The total amount of OREO was $3.5 million at December 31, 2009. At December 31, 2009, the amount of noncovered OREO was $2.8 million and covered OREO was $740 thousand. There were write-downs of OREO totaling $400 thousand during 2009.

Assets measured at fair value on a non-recurring basis are summarized below:

(dollars in thousands)	Total at December 31, 2009	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trust preferred securities, held to maturity	$1,378	$—	$—	$1,378
Other residential collateralized mortgage obligations	1,577	—	1,577	—
Impaired non-covered loans	4,190	—	—	4,190
Impaired covered loans	4,933	—	—	4,933
Non-covered other real estate owned	2,797	—	—	2,797
Covered other real estate owned	740	—	—	740

(dollars in thousands)	Total at December 31, 2008	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired non-covered loans	$974	$—	$—	$974

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows at year end (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$8,070	$8,070	$14,762	$14,762
Securities available for sale	18,505	18,505	15,633	15,633
Securities held to maturity	57,696	57,841	59,326	48,784
Stock in Federal Reserve Bank and Federal
Home Loan Bank	5,940	n/a	4,041	n/a
Net uncovered loans	345,126	348,978	298,048	298,304
Net covered loans	111,989	111,989	—	—
Accrued interest receivable	2,167	2,167	1,395	1,395

Financial liabilities:
Deposits:
Demand deposits	50,838	50,838	31,691	31,691
Money market and savings accounts	134,529	134,529	52,952	52,952
Certificates of deposit	270,424	272,073	224,817	227,743
Securities sold under agreements to repurchase and other short-term borrowings	22,020	22,020	20,890	20,890
FHLB advances	30,000	30,441	30,000	33,436
Accrued interest payable	753	753	1,422	1,422

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, money market accounts, savings accounts, short-term debt, and variable rate loans that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. It was not practicable to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of long-term debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.

6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Land	$38	$38
Building and improvements	1,555	1,546
Leasehold improvements	1,618	1,604
Furniture and equipment	1,938	1,814

	5,149	5,002
Less accumulated depreciation and amortization	1,924	1,404

Bank premises and equipment, net	$3,225	$3,598

Depreciation and amortization expense for 2009, 2008 and 2007 was $520 thousand, $529 thousand and $456 thousand, respectively. Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2009 are as follows (in thousands):

2010	$1,108
2011	1,143
2012	925
2013	733
2014	728
Thereafter	648

$5,285

The leases contain options to extend for periods of 2 to 6 years. Rental expense for 2009, 2008 and 2007 was $1.1 million, $1.0 million and $707 thousand, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in the balance for goodwill during the year follows (in thousands):

	2009	2008	2007
Beginning of year	$8,713	$8,713	$10,423
Adjustment related to deferred tax assets obtained in 1st Service Bank acquisition	—	—	(1,945)
Other adjustments related to 1st Service Bank acquisition	—	—	235

End of year	$8,713	$8,713	$8,713

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

Acquired Intangible Assets

Acquired intangible assets were as follows at year end (in thousands):

	December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$6,537	$(2,679)	$3,858

	December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$5,089	$(1,948)	$3,141

Amortization expense of intangibles for the years ended December 31, 2009, 2008 and 2007 was $731 thousand, $727 thousand and $727 thousand, respectively. Estimated amortization expense of intangibles for the years ended December 31 follows (in thousands):

2010	$944
2011	919
2012	862
2013	423
2014	136

FDIC Indemnification Asset

The FDIC indemnification asset is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. For example, the indemnification asset related to estimated future loan losses is not transferable should we sell a loan prior to foreclosure or maturity. The fair value of the indemnification asset in the amount of $19.4 million represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages. The estimated gross cash flows associated with this receivable are $23.6 million. These cash flows were then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The discount rate ranged from 5.02% to 5.49%. The defaults were derived by a combination of the traditional defaults embedded in the interest rates/discount rates (2.09%) and unsystematic credit risk not embedded in the interest rates. Gross credit losses were estimated at $27.8 million for the acquired portfolio. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC.

The difference between the gross cash flows and the fair value of the indemnification assets, $4.2 million, will be amortized on an accelerated basis over the estimated life of approximately 24 years. The estimated amortization expense follows (in thousands):

Estimated Amortization Expense
2010	$824
2011	580
2012	489
2013	424
2014	369
Thereafter	1,550

$4,236

8.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 was $101.0 million and $65.8 million, respectively. At December 31, 2009, the scheduled maturities of time deposits are as follows (in thousands):

2010	$214,839
2011	35,297
2012	13,155
2013	2,272
2014	4,861

$270,424

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (FHLB) overnight advances, federal funds purchased and securities sold under agreements to repurchase that mature within one year, which are secured transactions with customers or broker/dealers. Other short-term borrowings consist of the following (in thousands):

	2009	2008	2007
FHLB overnight advances	$—	$—	$5,500
Securities sold under agreements to repurchase	22,020	20,890	10,001

Total	$22,020	$20,890	$15,501

Weighted average interest rate at year end	0.85%	0.54%	3.91%

For the periods ended December 31, 2009, 2008 and 2007:
Average outstanding balance	$22,428	$18,179	$11,729
Average interest rate during the year	0.74%	1.82%	4.53%

Maximum month-end outstanding balance	$26,520	$23,007	$26,607

10.	FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the Federal Home Loan Bank were as follows (in thousands):

	2009	2008
FHLB fixed rate advance maturing January 2010 with a rate of 2.82%	$5,000	$5,000
FHLB convertible advances maturing from August 2012 through October 2012 with fixed rates from 3.86% to 4.20%, and a weighted average interest rate of 4.05% (1)	25,000	25,000

Total FHLB advances	$30,000	$30,000

(1)	These advances have a five year maturity and are convertible to adjustable rate advances at the option of the FHLB of Atlanta after the first year and quarterly thereafter. If converted, the adjustable rate advances will be priced at a spread to 3-month LIBOR.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. Residential 1-4 family mortgage loans in the amount of approximately $59.5 and $60.1 million were pledged as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) advances as of December 31, 2009 and 2008, respectively. Commercial mortgage loans in the amount of approximately $70.7 million and $72.7 million were pledged as collateral for FHLB advances as of December 31, 2009 and 2008, respectively.

At December 31, 2009, Sonabank had available collateral to borrow an additional $50.7 million from the FHLB.

The FHLB advances acquired at December 4, 2009, were convertible callable advances with a fair value of $25.4 million. The advances had maturities ranging from January 2010 through May 2010 and a weighted average interest rate of 5.92%. We repaid the advances with a prepayment penalty on December 9, 2009, which was included in the fair value of the FHLB advances at acquisition.

11.	INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Deferred tax assets:
Allowance for loan losses	$894	$1,195
Organization costs	259	291
Unearned loan fees and other	192	187
Net operating loss carryover	901	1,103
Purchase accounting	432	365
Other real estate owned write-downs	204	—
Other than temporary impairment charge	3,085	672
Net unrealized loss on securities available for sale	1,790	1,291
Other	329	81

Total deferred tax assets	8,086	5,185

Deferred tax liabilities:
Deferred gain on acquisition	3,299	—
Core deposit intangible amortization	156	252
Depreciation	72	120

Total deferred tax liabilities	3,527	372

	4,559	4,813
Valuation allowance	—	—

Net deferred tax assets	$4,559	$4,813

Until the second quarter of 2007, SNBV maintained a valuation allowance against its deferred tax assets. During the second quarter of 2007, the valuation allowance on the net deferred tax assets was no longer necessary given the sustained income and growth over the past six calendar quarters. The tax valuation allowance reversal was $2.5 million, of which $1.9 million was related to the net deferred tax assets obtained in the 1st Service Bank acquisition. No valuation allowance was deemed necessary on deferred tax assets in 2009 or 2008. Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that SNBV will generate the necessary taxable income in future periods.

For federal income tax purposes SNBV has available as of December 31, 2009, unused AMT tax credits approximating $186 thousand that do not expire.

At December 31, 2009, SNBV had net operating loss carryforwards of approximately $2.6 million which expire in 2026. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2009, 2008or 2007. SNBV and its subsidiary file a consolidated U. S. federal tax return, and SNBV files a Virginia state income tax return. These returns are subject to examination by taxing authorities for all years after 2005.

The provision for income taxes consists of the following for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Current tax expense	$193	$731	$877
Deferred tax expense (benefit)	754	(416)	(385)
Change in valuation allowance	—	—	(384)

Income tax expense	$947	$315	$108

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 34% to pretax income for the years ended December 31, 2009, 2008 and 2007 due to the following (in thousands):

	2009	2008	2007
Computed expected tax expense	$1,123	$518	$627
Reduction in tax expense resulting from:
Change in valuation allowance	—	—	(384)
Income from bank-owned life insurance	(197)	(200)	(118)
Other, net	21	(3)	(17)

Income tax expense	$947	$315	$108

12.	EMPLOYEE BENEFITS

SNBV has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by SNBV. Expense for 2009, 2008 and 2007 was $95 thousand, $60 thousand and $52 thousand, respectively.

A deferred compensation plan that covers two executive officers was established in 2007. Under the plan, the Bank pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest over 10 years, beginning with the individual’s retirement. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation in 2009, 2008 and 2007 was $168 thousand, $160 thousand and $65 thousand, respectively. The deferred compensation liability was $394 thousand and $226 thousand as of December 31, 2009 and 2008, respectively.

13.	STOCK-BASED COMPENSATION

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted:

	2009	2008	2007
Dividend yield	0.00%	0.00%	0.00%
Expected life	10 years	10 years	10 years
Expected volatility	25.17%	19.17%	18.23%
Risk-free interest rate	3.09%	3.51%	4.81%
Weighted average fair value per option granted	$2.75	$3.51	$6.32

•	We have paid no dividends.

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

A summary of the activity in the stock option plan for 2009 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	212,925	$9.23
Granted	68,750	6.50
Forfeited	—	—
Exercised	—	—

Options outstanding, end of period	281,675	$8.56	6.8	$71

Vested or expected to vest	281,675	$8.56	6.8	$71

Exercisable at end of period	177,885	$9.15	5.6	$—

As of December 31, 2009, unrecognized compensation expense associated with stock options was $251 thousand which is expected to be recognized over a weighted average period of 3.8 years.

14.	WARRANTS

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

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $3.8 million and $1.6 million as of December 31, 2009 and 2008, respectively.

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

At December 31, 2009 and 2008, we had unfunded lines of credit and undisbursed construction loan funds totaling $121.7 million and $39.0 million, respectively. The increase over 2008 is primarily because of $80.1 million of unfunded home equity lines of credit acquired in the Greater Atlantic acquisition. Our approved loan commitments were $850 thousand and $2.1 million at December 31, 2009 and 2008, respectively. Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

16.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2009, 2008 and 2007 (in thousands, except per share data):

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the year ended December 31, 2009
Basic EPS	$2,356	7,560	$0.31
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$2,356	7,560	$0.31

For the year ended December 31, 2008
Basic EPS	$1,208	6,799	$0.18
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$1,208	6,799	$0.18

For the year ended December 31, 2007
Basic EPS	$1,736	6,799	$0.26
Effect of dilutive stock options and warrants	—	77	—

Diluted EPS	$1,736	6,876	$0.25

There were 425,175 anti-dilutive options and warrants during 2009. There were 356,425 anti-dilutive options and warrants during 2008, and there were 5,500 anti-dilutive options and warrants during 2007.

17.	REGULATORY MATTERS

SNBV and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on SNBV’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), SNBV must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. At December 31, 2009 and 2008, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for prompt corrective action.

Quantitative measures established by regulation to ensure capital adequacy require SNBV to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2009, that SNBV meets all capital adequacy requirements to which it is subject.

The capital amounts and ratios for SNBV and Sonabank at year end are presented in the following table (in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
SNBV
Tier 1 risk-based capital ratio	$87,208	17.32%	$20,146	4.00%	N/A	N/A
Total risk-based capital ratio	92,380	18.34%	40,292	8.00%	N/A	N/A
Leverage ratio	87,208	17.37%	20,084	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$83,764	16.63%	$20,143	4.00%	$30,214	6.00%
Total risk-based capital ratio	88,936	17.66%	40,286	8.00%	50,357	10.00%
Leverage ratio	83,764	16.68%	20,084	4.00%	25,105	5.00%
2008
SNBV
Tier 1 risk-based capital ratio	$58,495	17.46%	$13,404	4.00%	N/A	N/A
Total risk-based capital ratio	62,684	18.71%	26,808	8.00%	N/A	N/A
Leverage ratio	58,495	13.71%	17,063	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$56,055	16.73%	$13,402	4.00%	$20,103	6.00%
Total risk-based capital ratio	60,243	17.98%	26,804	8.00%	33,505	10.00%
Leverage ratio	56,055	13.14%	17,063	4.00%	21,329	5.00%

SNBV’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2010, the Bank could, without prior approval, declare dividends of approximately $4.1 million plus any 2010 net profits retained to the date of the dividend declaration.

18.	FDIC-ASSISTED ACQUISITION

On December 4, 2009, the Bank acquired certain assets and assumed certain liabilities of Greater Atlantic Bank pursuant to the Agreement at a discount bid(negative) in the amount of $20.8 million A significant element of the Greater Atlantic acquisition is the loss sharing agreement between the Bank and the FDIC. Under the loss sharing agreement with the FDIC, the FDIC will reimburse the Bank for a substantial portion of any future losses on loans and other real estate owned. We refer to the acquired assets subject to the loss sharing agreement collectively as “covered assets.” Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $19 million of losses on the covered assets and absorb 95% of losses and share in 95% of loss recoveries with respect to losses exceeding $19 million. The loss sharing arrangement for non-residential and residential loans is in effect for 5 years and 10 years, respectively, from the December 4, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

This was not simply a financial transaction but an opportunity to broaden and deepen our deposit franchise. Greater Atlantic’s branches in Rockville, Front Royal, New Market and South Riding have been integrated into the Sonabank branch system. The Greater Atlantic branch in Reston has been combined into Sonabank’s existing Reston branch which is less than two miles away.

The Greater Atlantic acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the December 4, 2009 acquisition date. The operations of Greater Atlantic Bank are included in our operating results from December 4, 2009. Such fair values are preliminary estimates and are subject to adjustment for up to one-year after the acquisition date. The application of the acquisition method of accounting resulted in a gain of $11.2 million, or $7.4 million after tax. Such gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed. Acquisition related costs amounted to $499 thousand. A summary of the net assets acquired and liabilities assumed follows:

December 4, 2009
Assets
Cash and cash equivalents	$23,222
Cash received from FDIC	26,991
Securities available-for-sale	28,051
Covered loans	113,564
Federal Home Loan Bank stock	1,513
Covered other real estate owned	989
Core deposit intangible	1,205
FDIC indemnification asset	19,408
Other assets	657

Total assets acquired	$215,600

Liabilities
Noninterest-bearing deposits	$9,168
Interest-bearing deposits	169,508

Total deposits	178,676
FHLB advances	25,357
Other liabilities	407

Total liabilities	$204,440

Net assets acquired	$11,160
Deferred tax impact	3,794

Net assets acquired, including deferred tax	$7,366

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2009 and 2008. The pro forma information includes adjustments for interest income on acquired loans and securities, amortization of intangibles arising from the transaction, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates

	2009	2008	2007
(in thousands, except per share data)
Net interest income	$16,918	$16,141	$18,067
Net income (loss)	$(5,433)	$(10,329)	$3,410
Basic earnings (loss) per share	$(0.72)	$(1.52)	$0.50

19.	BRANCH ACQUISITION

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

20.	PUBLIC OFFERING

SNBV completed a public offering of its common stock in an underwritten public offering. SNBV closed on the offering on November 4, 2009, selling 4,791,665 shares of common stock, including 624,999 shares sold pursuant to an over-allotment option granted to the underwriter, at a price of $6.00 per share. The gross proceeds from the shares sold were $28.7 million. The net proceeds to SNBV from the offering were approximately $26.9 million after deducting $1.3 million in underwriting commission and an estimated $486 thousand in other expenses incurred in connection with the offering.

SNBV expects to use the net proceeds from the offering to provide capital to Sonabank to support its anticipated organic growth, to support potential future acquisitions of branches or whole banks, including the possible acquisitions of failed financial institutions in FDIC assisted transactions, and for other general corporate purposes.

21.	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Southern National Bancorp of Virginia, Inc. follows (in thousands):

CONDENSED BALANCE SHEETS

DECEMBER 31,

	2009	2008
ASSETS
Cash	$3,359	$2,384
Investment in subsidiary	93,679	66,336
Other assets	86	56

Total assets	$97,124	$68,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock	$116	$68
Additional paid in capital	96,444	69,516
Retained earnings	4,053	1,697
Accumulated other comprehensive loss	(3,489)	(2,505)

Total stockholders’ equity	97,124	68,776

Total liabilities and stockholders’ equity	$97,124	$68,776

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands)

	2009	2008	2007
Equity in undistributed net income of subsidiary	$2,408	$1,273	$1,785
Other operating expenses	79	99	74

Income before income taxes	2,329	1,174	1,711
Income tax benefit	(27)	(34)	(25)

Net income	$2,356	$1,208	$1,736

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands)

	2009	2008	2007
Operating activities:
Net income	$2,356	$1,208	$1,736
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiary	(2,408)	(1,273)	(1,785)
Other, net	27	74	(44)

Net cash and cash equivalents provided (used) by operating activities	(25)	9	(93)

Investing activities:
Investment in subsidiary	(25,919)	—	—

Net cash and cash equivalents used in investing activities	(25,919)	—	—

Financing activities:
Issuance of common stock	26,919	—	—

Net cash and cash equivalents provided by financing activities	26,919	—	—

Increase (decrease) in cash and cash equivalents	975	9	(93)
Cash and cash equivalents at beginning of period	2,384	2,375	2,468

Cash and cash equivalents at end of period	$3,359	$2,384	$2,375

22.	OTHER COMPREHENSIVE LOSS

Other comprehensive loss components and related tax effects were as follows (in thousands):

	Twelve Months Ended December 31,
	2009	2008	2007
Other comprehensive loss:
Change in unrealized gain (loss) on available for sale securities	$303	$(1)	$(1,492)
Reclassification of realized amount on available-for-sale securities	(371)	1,267	440
Unrealized loss on securities transferred from available for sale to held to maturity, net of recovery	—	(3,974)	—
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized, net of amounts already in other comprehensive income from transfer of securities available for sale to held to maturity	(1,423)	—	—

Net unrealized loss recognized in comprehensive loss	(1,491)	(2,708)	(1,052)
Tax effect	(507)	(921)	(358)

Total other comprehensive loss	$(984)	$(1,787)	$(694)

The following is a summary of the accumulated other comprehensive loss balances, net of tax (in thousands):

	Balance at December 31, 2008	Current Period Change	Balance at December 31, 2009
Unrealized gains (losses) on securities available for sale	$118	$(45)	$73
Unrecognized loss on securities held to maturity for which other than temporary impairment charges have been taken	—	(3,289)	(3,289)
Unrealized loss on securities available for sale transferred to held to maturity	(2,623)	2,350	(273)

Total	$(2,505)	$(984)	$(3,489)

23.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Income (Loss) Before Taxes	Net Income (Loss)	Earnings (Loss) Per Share
					Basic	Diluted
	(dollars in thousands)
2009
First quarter	$5,426	$3,046	$727	$526	$0.08	$0.08
Second quarter (1)	5,571	3,490	(31)	23	—	—
Third quarter (1)	5,778	3,951	67	88	0.01	0.01
Fourth quarter (2) (4)	6,631	4,842	2,540	1,719	0.18	0.18
2008
First quarter	$6,413	$3,220	$677	$501	$0.07	$0.07
Second quarter	5,863	2,930	601	450	0.07	0.07
Third quarter (3)	6,039	3,050	(526)	(757)	(0.11)	(0.11)
Fourth quarter	6,087	3,218	771	1,014	0.15	0.15

(1)	In the second and third quarters of 2009 management recognized other than temporary impairment charges on trust preferred securities. See Footnote 2 in the Financial Statements.
(2)	In the fourth quarter of 2009 management recognized other than temporary impairment charges on trust preferred securities and a collateralized mortgage obligation. See Footnote 2 in the Financial Statements. Management also recognized a gain on the Greater Atlantic acquisition. See Footnotes 1 and 19 in the Financial Statements.
(3)	In the third quarter of 2008 management recognized an other than temporary impairment charge on FHLMC preferred stock.
(4)	On November 4, 2009, SNBV completed a public offering of its common stock, selling 4,791, 665 shares of common stock. This caused dilution in earnings per share compared to prior quarters.

Item 9.—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management assessed the effectiveness of SNBV’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2009. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. – Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Committees of the Board—Audit Committee, “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 pursuant to Regulation 14A under the Exchange Act (the “2010 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2010 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders” in the 2010 Proxy Statement is incorporated herein by reference in response to this item.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Party Transactions” in the 2010 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2010 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.—Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm are in Part II, Item 8 on pages 66 through 101

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2009 and 2008

Consolidated Statements of Income—Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The following are filed or furnished, as noted below, as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.2	Certificate of Amendment to the Articles of Incorporation dated January 31, 2005 (incorporated herein by reference to Exhibit 3.2 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.3	Certificate of Amendment to the Articles of Incorporation dated April 13, 2006 (incorporated herein by reference to Exhibit 3.3 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to SNBV’s Annual Report on Form 10-K for the year ended December 31, 2006)

3.5	Amendment No. 1 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to SNBV’s Current Report on Form 8-K filed on October 14, 2009)

4.1	Specimen Stock Certificate of SNBV (incorporated herein by reference to Exhibit 4.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

4.2	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.2 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

4.3	Form of Amendment to Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

10.1+	Southern National Bancorp of Virginia, Inc. 2004 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

10.2+	Form of Change in Control Agreement with Georgia S. Derrico and R. Roderick Porter (incorporated herein by reference to Exhibit 10.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333- 136285))

10.3+	Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-162467))

10.4+	Supplemental Executive Retirement Plan for Georgia Derrico (incorporated herein by reference to Exhibit 10.4 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-162467))

10.5+	Supplemental Executive Retirement Plan for Rod Porter (incorporated herein by reference to Exhibit 10.5 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-162467))

11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 13 of the notes to consolidated financial statements included in this Annual Report on Form 10-K

21.0*	Subsidiaries of the Registrant

23.1*	Consent of Crowe Horwath LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.

By:	/s/ GEORGIA S. DERRICO	Date: March 8, 2010
Georgia S. Derrico
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2010.

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