Form 10-Q
period 2010-03-31
Southern National Bancorp of Virginia Inc
filed 2010-05-14
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 10, 2010, there were 11,590,212 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

March 31, 2010

ITEM I – FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands) (Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,892	$2,858
Interest-bearing deposits in other financial institutions	18,054	5,212

Total cash and cash equivalents	20,946	8,070

Securities available for sale, at fair value	18,027	18,505

Securities held to maturity, at amortized cost (fair value of $56,136 and $57,841, respectively)	55,188	57,696

Covered loans, net of unearned income	104,204	111,989
Non-covered loans, net of unearned income	347,406	350,298

Total loans, net of unearned income	451,610	462,287
Less allowance for loan losses	(5,421)	(5,172)

Net loans	446,189	457,115

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,775	5,940
Bank premises and equipment, net	4,761	3,225
Goodwill	8,713	8,713
Core deposit intangibles, net	3,623	3,858
FDIC indemnification asset	19,164	19,408
Bank-owned life insurance	14,153	14,014
Other real estate owned	3,263	3,537
Deferred tax assets, net	4,523	4,559
Other assets	6,354	6,034

Total assets	$611,679	$610,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$33,509	$33,339
Interest-bearing deposits:
NOW accounts	15,424	17,499
Money market accounts	162,127	130,131
Savings accounts	4,906	4,398
Time deposits	233,256	270,424

Total interest-bearing deposits	415,713	422,452

Total deposits	449,222	455,791

Securities sold under agreements to repurchase and other short-term borrowings	21,248	22,020
Federal Home Loan Bank (FHLB) advances	35,000	30,000
Other liabilities	7,956	5,739

Total liabilities	513,426	513,550

Commitments and contingencies (See Note 5)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares;	—	—
no shares issued and outstanding
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at March 31, 2010 and December 31, 2009	116	116
Additional paid in capital	96,461	96,444
Retained earnings	5,094	4,053
Accumulated other comprehensive loss	(3,418)	(3,489)

Total stockholders’ equity	98,253	97,124

Total liabilities and stockholders’ equity	$611,679	$610,674

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Interest and dividend income:
Interest and fees on loans	$7,614	$4,604
Interest and dividends on taxable securities	734	782
Interest and dividends on other earning assets	43	40

Total interest and dividend income	8,391	5,426

Interest expense:
Interest on deposits	1,804	2,067
Interest on borrowings	327	313

Total interest expense	2,131	2,380

Net interest income	6,260	3,046

Provision for loan losses	1,300	480

Net interest income after provision for loan losses	4,960	2,566

Noninterest income:
Account maintenance and deposit service fees	241	132
Income from bank-owned life insurance	139	148
Net gain (loss) on other real estate owned	20	87
Gain on sales of securities available for sale	—	223
Total other-than-temporary impairment losses	(7)	—
Portion of loss recognized in other comprehensive income (before taxes)	—	—

Net credit impairment losses recognized in earnings	(7)	—
Other	147	4

Total noninterest income	540	594

Noninterest expenses:
Salaries and benefits	1,641	1,063
Occupancy expenses	542	387
Furniture and equipment expenses	154	121
Amortization of core deposit intangible	236	182
Virginia franchise tax expense	184	141
FDIC assessment	189	174
Data processing expense	155	80
Telephone and communication expense	119	65
Amortization of FDIC indemnification asset	244	—
Other operating expenses	514	220

Total noninterest expenses	3,978	2,433

Income before income taxes	1,522	727
Income tax expense	481	201

Net income	$1,041	$526

Other comprehensive income (loss):
Unrealized gain on available for sale securities	$61	$125
Realized amount on securities sold, net	—	(223)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	76	—
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(30)	32

Net unrealized gain (loss)	107	(66)
Tax effect	(36)	22

Other comprehensive income (loss)	71	(44)

Comprehensive income	$1,112	$482

Earnings per share, basic and diluted	$0.09	$0.08

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(dollars in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance - January 1, 2010	$116	$96,444	$4,053	$(3,489)		$97,124
Comprehensive income:
Net income			1,041		$1,041	1,041
Stock-based compensation expense		17				17
Change in unrealized gain on available for sale securities (net of tax, $20)				41	41	41
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $16 and accretion, $30 and amounts recorded into other comprehensive income at transfer)				30	30	30
Total comprehensive income					$1,112

Balance - March 31, 2010	$116	$96,461	$5,094	$(3,418)		$98,253

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(dollars in thousands) (Unaudited)

	2010	2009
Operating activities:
Net income	$1,041	$526
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	136	129
Amortization of core deposit intangible	236	182
Amortization of FDIC indemnification asset	244	—
Other amortization , net	50	(5)
Provision for loan losses	1,300	480
Earnings on bank-owned life insurance	(139)	(148)
Stock based compensation expense	17	12
Gain on securities	—	(223)
Impairment on securities	7	—
Net (gain) loss on other real estate owned	(20)	(87)
Net (increase) decrease in other assets	(404)	98
Net increase (decrease) in other liabilities	2,218	(279)

Net cash and cash equivalents provided by operating activities	4,686	685

Investing activities:
Proceeds from sales of securities available for sale	—	9,852
Proceeds from paydowns, maturities and calls of securities available for sale	521	461
Purchases of securities held to maturity	—	(4,210)
Proceeds from paydowns, maturities and calls of securities held to maturity	2,598	3,429
Loan originations and payments, net	9,625	(16,545)
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(835)	(147)
Proceeds from sale of other real estate owned	294	324
Purchases of bank premises and equipment	(1,672)	(34)

Net cash and cash equivalents provided (used) in investing activities	10,531	(6,870)

Financing activities:
Net decrease in deposits	(6,569)	(6,615)
Proceeds from Federal Home Loan Bank advances	5,000	—
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	(772)	2,489

Net cash and cash equivalents used in financing activities	(2,341)	(4,126)

Increase (decrease) in cash and cash equivalents	12,876	(10,311)
Cash and cash equivalents at beginning of period	8,070	14,762

Cash and cash equivalents at end of period	$20,946	$4,451

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$2,141	$2,855
Income taxes	—	—
Supplemental schedule of noncash investing and financing activities
Transfer from loans to other real estate owned	—	280

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

1.	ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank, N. A. (“Sonabank”) a national bank chartered on April 14, 2005, under the laws of the United States of America. On January 1, 2009, Sonabank changed from a nationally chartered bank to a state chartered bank and moved its headquarters from Charlottesville to McLean, Virginia. The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations. Sonabank operates 12 branches in Virginia located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Leesburg (2), South Riding, Front Royal, New Market and Clifton Forge, and we also have a branch in Rockville, Maryland.

The consolidated financial statements include the accounts of Southern National Bancorp of Virginia, Inc. and its subsidiary. Significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“U. S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in SNBV’s Form 10-K for the year ended December 31, 2009.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the carrying value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, the FDIC indemnification asset, mortgage servicing rights, other real estate owned and deferred tax assets.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 860-10, “Accounting for Transfers of Financial Assets—an amendment of ASC 860.” This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying ASC 810 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The participating interest definition in this statement applies to transfers of government-guaranteed portions of loans, such as those guaranteed by the Small Business Administration (“SBA”). In this regard, if a seller transfers the guaranteed portion on an SBA loan at a premium, the seller is obligated by the SBA to refund the premium to the purchaser if the loan is repaid within 90 days of the transfer. Under this statement, this premium refund obligation is a form of recourse, which means that the transferred guaranteed portion the loan does not meet the definition of a participating interest for the 90-day period that the premium refund obligation exists. As a result, the transfer must be accounted for as a secured borrowing during this period. After the 90 day period, assuming the transferred guaranteed portion and the retained unguaranteed portion of the SBA loan now meet the definition of a participating interest, the transfer of the guaranteed portion can accounted for as a sale if all of the conditions for sale accounting in the statement are met. Adoption of this statement will result in a 90 day delay in recognizing the sale and gain on sale of the guaranteed portions of any SBA loans.

On June 12, 2009, the FASB issued ASC 810-10, Amendments to FASB Interpretation No. 46(R). this guidance amends ASC 810 to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Unlike ASC 810, this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE. It is expected that the amendments will result in more entities consolidating VIEs that previously were not consolidated The Statement will also require additional disclosures about an enterprise’s involvement in variable interest entities. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The impact of adoption was not material to our results of operations or financial position.

Recently Issued But Not Yet Effective Accounting Standards

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”. The Financial Accounting Standards Board issued new accounting guidance under Accounting Standards Update (ASU) No. 2010-06 that requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The objective of the new guidance is to improve these disclosures and increase transparency in financial reporting. Specifically, the new guidance requires:

A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements.

In addition, the guidance clarifies the requirements of the following existing disclosures:

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

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

SNBV granted 4,000 options during the first quarter of 2010. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the three months ended March 31, 2010:

Dividend yield	0.00%
Expected life	10 years
Expected volatility	42.47%
Risk-free interest rate	3.74%
Weighted average fair value per option granted	$4.48

•	We have paid no dividends.

•

Due to SNBV’s short existence, the volatility was estimated using historical volatility of comparative publicly traded financial institutions in the Virginia market combined with that of SNBV for periods approximating the expected option life.

•

The risk-free interest rate was developed using the U. S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense on future option grants.

For the three months ended March 31, 2010, stock-based compensation expense was $17 thousand compared to $12 thousand for the same period last year. As of March 31, 2010, unrecognized compensation expense associated with the stock options was $251 thousand which is expected to be recognized over a weighted average period of 4 years.

A summary of the activity in the stock option plan during the three months ended March 31, 2010 follows (dollars in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	281,675	$8.56
Granted	4,000	7.61
Forfeited	(11,600)	8.46
Exercised	—	—

Options outstanding, end of period	274,075	$8.55	6.6	$92

Vested or expected to vest	274,075	$8.55	6.6	$92

Exercisable at end of period	187,665	$9.03	5.6	$18

3.	SECURITIES

The amortized cost and fair value of securities available-for-sale were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
March 31, 2010	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$4,850		$(30)	$4,820
SBA guaranteed loan pools	12,989	168	(1)	13,156
FHLMC preferred stock	16	35	—	51

Total	$17,855	$203	$(31)	$18,027

	Amortized	Gross Unrealized		Fair
December 31, 2009	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$4,967	$—	$(53)	$4,914
SBA guaranteed loan pools	13,412	151	(13)	13,550
FHLMC preferred stock	16	25	—	41

Total	$18,395	$176	$(66)	$18,505

The carrying amount and fair value of securities held-to-maturity were as follows (in thousands):

	Carrying	Gross Unrecognized		Fair
March 31, 2010	Amount	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$43,043	$1,215	$(145)	$44,113
Residential government-sponsored collateralized mortgage obligations	302	16	—	318
Other residential collateralized mortgage obligations	1,530	—	—	1,530
Trust preferred securities	10,313	810	(948)	10,175

	$55,188	$2,041	$(1,093)	$56,136

	Carrying	Gross Unrecognized		Fair
December 31, 2009	Amount	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$45,369	$1,173	$(169)	$46,373
Residential government-sponsored collateralized mortgage obligations	398	21	—	419
Other residential collateralized mortgage obligations	1,577	—	—	1,577
Trust preferred securities	10,352	—	(880)	9,472

	$57,696	$1,194	$(1,049)	$57,841

The fair value and carrying amount, if different, of debt securities as of March 31, 2010, by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Carrying Amount	Fair Value	Fair Value	Amortized Cost
Due in one to five years	$—	$—	$249	$249
Due in five to ten years	—	—	1,591	1,579
Due after ten years	10,313	10,175	11,316	11,161
Residential government-sponsored mortgage-backed securities	43,043	44,113	4,820	4,850
Residential government-sponsored collateralized mortgage obligations	302	318	—	—
Other residential collateralized mortgage obligations	1,530	1,530	—	—

Total	$55,188	$56,136	$17,976	$17,839

During the three months ended March 31, 2010, there were no sales of securities. During the first quarter of 2009, we sold $9.9 million of available-for-sale mortgage-backed securities resulting in a gross gain of $223 thousand, and the tax provision related to the gain was $76 thousand.

Securities with a carrying amount of approximately $61.3 million and $40.1 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. At March 31, 2010 and December 31, 2009, some securities’ fair values were below cost. As outlined in the table below, there were securities with stated maturities totaling approximately $28.6 million in the portfolio that are considered temporarily impaired at March 31, 2010. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of March 31, 2010. All of these securities continue to perform according to the contractual terms and are investment grade. The following tables present information regarding securities in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009 (in thousands) by duration of time in a loss position:

March 31, 2010
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$4,820	$(30)	$—	$—	$4,820	$(30)
SBA guaranteed loan pools	463	(1)	—	—	463	(1)

	$5,283	$(31)	$—	$—	$5,283	$(31)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$15,300	$(145)	$—	$—	$15,300	$(145)
Trust preferred securities	—	—	7,983	(948)	7,983	(948)

	$15,300	$(145)	$7,983	$(948)	$23,283	$(1,093)

December 31, 2009
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$4,914	$(53)	$—	$—	$4,914	$(53)
SBA guaranteed loan pools	819	(13)	—	—	819	(13)

	$5,733	$(66)	$—	$—	$5,733	$(66)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$14,039	$(169)	$—	$—	$14,039	$(169)
Trust preferred securities	—	—	8,094	(880)	8,094	(880)

	$14,039	$(169)	$8,094	$(880)	$22,133	$(1,049)

As of March 31, 2010, we owned pooled trust preferred securities as follows:

	Tranche	Ratings When Purchased		Current Ratings				Estimated Fair	Current Defaults and	% of Current Defaults and Deferrals to Current	Sandler O’Neill (a) Sterne Agee (b) Estimated Incremental Defaults Required to		Previously Recognized Cumulative Other Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Collateral	Break Yield (1)		Loss (2)
						(in thousands)
Investment Grade:
ALESCO VII A1B	Senior	Aaa	AAA	A3	A	$8,674	$7,716	$7,044	$176,056	28%	$213,967	b	$328
MMCF II B	Senior Sub	A3	AA-	Baa2	BB	578	530	503	34,000	27%	16,900	a	48
MMCF III B	Senior Sub	A3	A-	Baa3	B	702	685	436	27,000	23%	22,100	a	17

						9,954	8,931	7,983					$393

													Cumulative Other Comprehensive Loss (3)	Cumulative OTTI Related to Credit Loss (3)
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	478	562	115,100	33%	—		780	$242
TRAP 2007-XII C1	Mezzanine	A3	A	Ca	C	2,028	125	329	132,705	27%	—		1,324	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	NR	2,032	—	—	260,250	35%	—		—	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,031	83	128	94,682	29%	—		478	470
ALESCO V C1	Mezzanine	A2	A	Ca	C	2,031	555	625	91,442	27%	—		963	513
ALESCO XV C1	Mezzanine	A3	A-	Ca	C	3,053	28	234	225,100	34%	—		466	2,559
ALESCO XVI C	Mezzanine	A3	A-	Ca	C	2,035	113	314	147,250	29%	—		742	1,180

						13,710	1,382	2,192					$4,753	$7,575

Total						$23,664	$10,313	$10,175

(1)	A break in yield for a given tranche means that defaults/deferrals have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment). In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche. This represents additional defaults beyond those currently existing.
(2)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity
(3)	Pre-tax

We have evaluated each of these securities for potential impairment under ASC 325, and have reviewed each of the issues’ collateral participants using various techniques including the ratings provided in the Bank Financial Quarterly published by IDC Financial Publishing, Inc. We have also reviewed the interest and principal coverage of each of the tranches we own. In performing a detailed cash flow analysis of each security, we work with independent third parties to identify our best estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an other than temporary impairment (“OTTI”) is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following assumptions:

•	We assume that 2% of the remaining performing collateral will default or defer in the second quarter of 2010 and 50 basis points per annum thereafter.

•	We assume recoveries of 25% with a two year lag on all defaults and deferrals.

•	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.

•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

These assumptions resulted in no OTTI recognition on the trust preferred securities during the first quarter of 2010.

We also own $1.9 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was downgraded from B to CCC by Standard and Poors in September 2009, and it was downgraded from BBB to CC by Fitch in August 2009. The fair market value is $1.5 million. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, determined that an OTTI does exist as of March 31, 2010 in the amount of $7 thousand. The assumptions used in the analysis included a 5% prepayment speed, 10% default rate, a 50% loss severity and an accounting yield of 4.75%.

The following table presents a roll forward of the credit losses for the trust preferred securities and the residential collateralized mortgage obligation recognized in earnings for the period ended March 31, 2010 (in thousands):

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1, 2010	$7,714
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	7

Amount of cumulative other-than-temporary impairment related to credit loss as of March 31, 2010	$7,721

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2010 and December 31, 2009:

	Covered Loans	Non-covered Loans	Total Loans	Covered Loans	Non-covered Loans	Total Loans
	March 31, 2010			December 31, 2009
Mortgage loans on real estate:
Commercial	$21,204	$143,285	$164,489	$24,494	$146,295	$170,789
Construction loans to residential builders	—	2,486	2,486	—	5,436	5,436
Other construction and land loans	2,202	42,352	44,554	3,498	42,564	46,062
Residential 1-4 family	32,662	64,382	97,044	33,815	61,024	94,839
Multi- family residential	2,550	10,647	13,197	2,570	10,726	13,296
Home equity lines of credit	42,890	10,779	53,669	44,235	10,532	54,767

Total real estate loans	101,508	273,931	375,439	108,612	276,577	385,189

Commercial loans	2,524	71,162	73,686	3,184	70,757	73,941
Consumer loans	172	2,809	2,981	193	3,528	3,721

Gross loans	104,204	347,902	452,106	111,989	350,862	462,851

Less unearned income on loans	—	(496)	(496)	—	(564)	(564)

Loans, net of unearned income	$104,204	$347,406	$451,610	$111,989	$350,298	$462,287

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

The following summarizes activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009
Balance, beginning of period	$5,172	$4,218
Provision charged to operations	1,300	480
Recoveries credited to allowance	59	2

Total	6,531	4,700
Loans charged off	(1,110)	(240)

Balance, end of period	$5,421	$4,460

Non-covered loans identified as impaired in accordance with ASC 310 totaled $7.0 million with allocated allowance for loan losses in the amount of $609 thousand as of March 31, 2010. This compares to $4.2 million of impaired loans with allocated allowance for loan losses in the amount of $554 thousand at December 31, 2009. Nonaccrual loans were $3.8 million and $4.2 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, there were no loans past due 90 days or more and accruing interest.

Covered loans identified as impaired in accordance with ASC 310 totaled $4.9 million as of March 31, 2010 and December 31, 2009. Nonaccrual loans were $3.3 million and $5.1 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, there were two loans totaling $105 thousand that were past due 90 days or more and accruing interest, and at December 31, 2009, there were no loans past due 90 days or more and accruing interest.

5.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $6.5 million and $3.8 million as of March 31, 2010 and December 31, 2009, respectively.

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

At March 31, 2010 and December 31, 2009, we had unfunded lines of credit and undisbursed construction loan funds totaling $126.8 million and $121.7 million, respectively. Our approved loan commitments were $6.8 million and $850 thousand at March 31, 2010 and December 31, 2009, respectively.

6.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended March 31, 2010
Basic EPS	$1,041	11,590	$0.09
Effect of dilutive stock options and warrants	—	3	—

Diluted EPS	$1,041	11,593	$0.09

For the three months ended March 31, 2009
Basic EPS	$526	6,799	$0.08
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$526	6,799	$0.08

There were 414,766 anti-dilutive options and warrants during the three months ended March 31, 2010, and there were 397,925 anti-dilutive options and warrants during the three months ended March 31, 2009.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
Residential government-sponsored mortgage-backed securities	$4,820	$—	$4,820	$—
SBA guaranteed loan pools	13,156	—	13,156	—
FHLMC preferred stock	51	—	51	—

Total available-for-sale securities	$18,027	$—	$18,027	$—

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
Residential government-sponsored mortgage-backed securities	$4,914	$—	$4,914	$—
SBA guaranteed loan pools	13,550	—	13,550	—
FHLMC preferred stock	41	—	41	—

Total available-for-sale securities	$18,505	$—	$18,505	$—

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

Management utilized guidance in ASC 820-10 to value these securities. The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own. We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio. When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used. Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI. The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from .25% to 5%, and the adjusted discount rates ranged from 6.92% to 16.04%. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility. We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Based on our analysis in the first quarter of 2010, there were no OTTI charges on trust preferred securities. There were OTTI charges on trust preferred securities totaling $7.6 million during 2009.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support. The assumptions used in the analysis included a 5% prepayment speed, 10% default rate, a 50% loss severity and an accounting yield of 4.75%. Based on this analysis, an OTTI existed as of March 31, 2010 in the amount of $7 thousand. There was an OTTI on this security in the amount $139 thousand as of December 31, 2009.

Other Securities Classified as Held-to-Maturity

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U. S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of SNBV’s other securities classified as held-to-maturity are considered to be level 2 securities.

Impaired Loans

ASC 820-10 applies to loans measured for impairment using the practical expedients permitted by ASC 310 at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired in accordance with ASC 310 totaled $7.0 million as of March 31, 2010 with an allocated allowance for loan losses totaling $609 thousand compared to a carrying amount of $4.2 million with an allocated allowance for loan losses totaling $554 thousand at December 31, 2009. Charge-offs related to the impaired loans at March 31, 2010 totaled $730 thousand during the first quarter of 2010. Charge-offs related to impaired loans totaled $40 thousand during the three months ended March 31, 2009. Covered loans identified as impaired at March 31, 2010, totaled $4.9 million.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. OREO is further evaluated quarterly for any additional impairment. Fair value is classified as Level 3 in the fair value hierarchy. The total amount of OREO was $3.3 million at March 31, 2010. At March 31, 2010, the amount of non-covered OREO was $2.8 million and covered OREO was $467 thousand.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trust preferred securities, held to maturity	$10,175	$—	$—	$10,175
Other residential collateralized mortgage obligations	1,530	—	1,530	—
Impaired non-covered loans	6,343	—	—	6,343
Impaired covered loans	4,933	—	—	4,933
Non-covered other real estate owned	2,796	—	—	2,796
Covered other real estate owned	467	—	—	467

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trust preferred securities, held to maturity	$9,472	$—	$—	$9,472
Other residential collateralized mortgage obligations	1,577	—	1,577	—
Impaired non-covered loans	3,636	—	—	3,636
Impaired covered loans	4,933	—	—	4,933
Non-covered other real estate owned	2,797	—	—	2,797
Covered other real estate owned	740	—	—	740

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$20,946	$20,946	$8,070	$8,070
Securities available for sale	18,027	18,027	18,505	18,505
Securities held to maturity	55,188	56,136	57,696	57,841
Stock in Federal Reserve Bank and Federal
Home Loan Bank	6,775	n/a	5,940	n/a
Net uncovered loans	341,985	342,040	345,126	348,978
Net covered loans	104,204	104,224	111,989	111,989
Accrued interest receivable	2,158	2,158	2,167	2,167
FDIC indemnification asset	19,164	19,164	19,408	19,408
Financial liabilities:
Deposits:
Demand deposits	48,933	48,933	50,838	50,838
Money market and savings accounts	167,033	167,033	134,529	134,529
Certificates of deposit	233,256	234,912	270,424	272,073
Securities sold under agreements to repurchase and other short-term borrowings	21,248	21,248	22,020	22,020
FHLB advances	35,000	35,160	30,000	30,441
Accrued interest payable	743	743	753	753

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. It was not practicable to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of long-term debt is based on current rates for similar financing. The FDIC indemnification asset was measured at estimated fair value on the date of acquisition. The fair value was determined by discounting estimated future cash flows using the long-term risk free rate plus a premium. Subsequent additions to the asset are valued at par as it is anticipated that these amounts will be shortly received. The fair value of off-balance-sheet items is not considered material.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2009. Results of operations for the three month period ended March 31, 2010 are not necessarily indicative of results that may be attained for any other period.

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, factors that could contribute to those differences include, but are not limited to:

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

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this prospectus. These statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to update publicly these statements in light of new information or future events.

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

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended March 31, 2010 was $1.0 million compared to $526 thousand during the first quarter of 2009.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the three months ended March 31, 2010 was $6.3 million compared to $3.0 million for the same period last year. Average interest-earning assets for the three months ended March 31, 2010 increased $153.7 million over the same period in 2009. Average loans outstanding increased by $150.1 million in the first quarter of 2010 compared to the first quarter of 2009. Average investment securities increased by $7.3 million in the quarter ended March 31, 2010, compared to the same period last year. The average balance of other earning assets, primarily interest-earning accounts at the Federal Reserve Bank of Richmond (FRB) and the Federal Home Loan Bank of Atlanta (FHLB), decreased from $18.5 million during the first quarter of 2009 to $14.8 million during the first quarter of 2010. The average yield on interest-earning assets increased from 5.57% in 2009 to 6.20% in 2010. Average interest-bearing liabilities for the three months ended March 31, 2010 increased $139.0 million compared to the same period in 2009. Average interest-bearing deposits increased by $135.5 million, while average borrowings increased by $3.5 million compared to the first quarter of 2009. The average cost of interest-bearing liabilities decreased from 2.85% in 2009 to 1.81% in 2010. The interest rate spread for the three months ended March 31, 2010 increased from 2.72% to 4.39% compared to the same period last year. The net interest margin for the three months ended March 31, 2010 increased to 4.62% from 3.12% compared to the same period last year.

The significant improvement in the net interest income was attributable to:

•	The impact of the Greater Atlantic and Millennium transactions. The accretion of the discount on the Greater Atlantic Bank loans contributed $667 thousand to first quarter net interest income.

•

The bottoming of the decline in interest rates in the first quarter of 2009. The prime rate was 3.25% at the end of the first quarter of 2009 and it remained at that level at the end of the first quarter of 2010.

•	Our practice of establishing floor rates on loans as they mature or roll over notwithstanding the index rates. On non-SBA loans we have been establishing floors ranging from 6% to 7 1/2%.

•

Most of the CDs which were outstanding at the end of the first quarter of 2009 have matured and have been replaced with new CDs at lower rates. The average rate on our CDs at the end of the first quarter of 2009 was 3.05% compared to 1.80% at the end of the first quarter of 2010.

•

We have reduced rates on deposit accounts as much as we can without harming relationships. Moreover, we are concerned with the probability that rates will rise and to the extent possible have positioned ourselves for this eventuality.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis For the Three Months Ended
	3/31/2010			3/31/2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$459,267	$7,614	6.72%	$309,188	$4,604	6.04%
Investment securities	74,872	734	3.92%	67,528	782	4.63%
Other earning assets	14,785	43	1.18%	18,547	40	0.87%

Total earning assets	548,924	8,391	6.20%	395,263	5,426	5.57%

Allowance for loan losses	(5,293)			(4,258)
Total non-earning assets	72,054			42,112

Total assets	$615,685			$433,117

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$15,227	12	0.31%	$7,778	2	0.10%
Money market accounts	146,425	633	1.75%	50,665	200	1.60%
Savings accounts	4,669	7	0.64%	2,019	1	0.10%
Time deposits	256,521	1,152	1.82%	226,831	1,864	3.33%

Total interest-bearing deposits	422,842	1,804	1.73%	287,293	2,067	2.92%
Borrowings	55,463	327	2.39%	52,008	313	2.44%

Total interest-bearing liabilities	478,305	2,131	1.81%	339,301	2,380	2.85%

Noninterest-bearing liabilities:
Demand deposits	33,540			22,845
Other liabilities	6,741			1,743

Total liabilities	518,586			363,889
Stockholders’ equity	97,099			69,228

Total liabilities and stockholders’ equity	$615,685			$433,117

Net interest income		$6,260			$3,046

Interest rate spread			4.39%			2.72%
Net interest margin			4.62%			3.12%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The provision for loan losses charged to operations for the three months ended March 31, 2010 and 2009 were $1.3 million and $480 thousand, respectively. Net charge offs during the quarter ended March 31, 2010 were $1.1 million compared to $238 thousand during the same quarter last year. The charge-offs were related to various credits including one non-real estate related SBA loan, one real estate related SBA loan, one residential mortgage, two commercial and industrial loans, one consumer loan and one commercial real estate mortgage. Two of the largest charge offs involved a $400 thousand charge off on a loan to a commercial and industrial borrower and a $330 thousand charge off on a loan to a commercial real estate borrower. The charge off on our loan to the commercial and industrial borrower is based on an updated first quarter evaluation of collateral securing the loan. The charge off on our loan to the commercial real estate borrower results from a revaluation of the collateral securing this loan based on a bona fide offer to acquire the collateral from a third party.

Noninterest Income

The following table presents the major categories on noninterest income for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$241	$132	$109
Income from bank-owned life insurance	139	148	(9)
Net gain (loss) on other real estate owned	20	87	(67)
Net impairment losses recognized in earnings	(7)	—	(7)
Gain on securities	—	223	(223)
Other	147	4	143

Total noninterest income	$540	$594	$(54)

Noninterest income was $540 thousand during the first quarter of 2010, compared to $594 thousand during the same quarter of 2009. Noninterest income for the first quarter of 2009 benefitted from a gain on securities of $223 thousand and gain on other real estate owned (“OREO”) of $87 thousand. Account maintenance and deposit service fees have increased from $132 thousand in the quarter ended March 31, 2009 to $241 thousand for the first quarter of 2010 primarily because of the increase in deposit accounts resulting from the Greater Atlantic and Millennium acquisitions. The increase in other noninterest income is primarily due to fees earned on short-term letters of credit.

Noninterest Expense

The following table presents the major categories on noninterest expense for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009	Change
	(dollars in thousands)
Salaries and benefits	$1,641	$1,063	$578
Occupancy expenses	542	387	155
Furniture and equipment expenses	154	121	33
Amortization of core deposit intangible	236	182	54
Virginia franchise tax expense	184	141	43
FDIC assessment	189	174	15
Data processing expense	155	80	75
Telephone and communication expense	119	65	54
Amortization of FDIC indemnification asset	244	—	244
Other operating expenses	514	220	294

Total noninterest expense	$3,978	$2,433	$1,545

Noninterest expense was $4.0 million for the first quarter of 2010 compared to $2.4 million for the first quarter of 2009. The amortization of the FDIC indemnification asset added $244 thousand to 2010 first quarter noninterest expenses and the amortization of the Greater Atlantic Bank core deposit intangible added $50 thousand. Also, as a result of the Greater Atlantic and Millennium transactions, compensation expense has increased $578 thousand in the first quarter of 2010 compared to the same period last year. Full-time equivalent employees increased from 66 at March 31, 2009 to 103 at March 31, 2010. Occupancy and equipment expenses have also increased $188 thousand, and data processing, online banking and ATM-related expenses are $140 thousand more than in the first quarter of 2009. Virginia franchise tax expense has increased $43 thousand in the quarter ended March 31, 2010 compared to the same period last year because of the increase in deposits during 2009. Consulting fees have increased to $50 thousand in the first quarter of 2010 from $5 thousand in the first quarter of 2009 primarily due to the Greater Atlantic acquisition.

Despite the costs associated with the Greater Atlantic acquisition and the Millennium branch acquisition, noninterest expenses were well controlled and our efficiency ratio improved from 73.1% to 58.6% in the first quarter of 2010 compared to the same period last year.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets of Southern National Bancorp of Virginia were $611.7 million as of March 31, 2010 up from $610.7 million as of December 31, 2009. Net loans receivable decreased from $457.1 million at the end of 2009 to $446.2 million at March 31, 2010. Two large loans in the Sonabank portfolio totaling approximately $6.4 million were paid off, one on a project completed and refinanced and the other as a result of our borrower being acquired by a larger company. There were also principal repayments in the covered portfolio acquired in the Greater Atlantic transaction, including large repayments on three loans totaling approximately $3.2 million. The increase in bank premises and equipment was due to the purchase of certain fixed assets of Greater Atlantic from the FDIC in the amount of $1.6 million.

Total deposits were $449.2 million at March 31, 2010 compared to $455.8 million at December 31, 2009. The decline was almost entirely in brokered deposits which fell from $70.0 million as of December 31, 2009 to $65.0 million at March 31, 2010. Noninterest-bearing deposits were $33.5 million at March 31, 2010 and $33.3 million at December 31, 2009.

Loan Portfolio

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.” Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.”

The following table summarizes the composition of our loan portfolio as of March 31, 2010 and December 31, 2009:

	Covered Loans	Non-covered Loans	Total Loans	Covered Loans	Non-covered Loans	Total Loans
	March 31, 2010			December 31, 2009
Mortgage loans on real estate:
Commercial	$21,204	$143,285	$164,489	$24,494	$146,295	$170,789
Construction loans to residential builders	—	2,486	2,486	—	5,436	5,436
Other construction and land loans	2,202	42,352	44,554	3,498	42,564	46,062
Residential 1-4 family	32,662	64,382	97,044	33,815	61,024	94,839
Multi- family residential	2,550	10,647	13,197	2,570	10,726	13,296
Home equity lines of credit	42,890	10,779	53,669	44,235	10,532	54,767

Total real estate loans	101,508	273,931	375,439	108,612	276,577	385,189

Commercial loans	2,524	71,162	73,686	3,184	70,757	73,941
Consumer loans	172	2,809	2,981	193	3,528	3,721

Gross loans	104,204	347,902	452,106	111,989	350,862	462,851

Less unearned income on loans	—	(496)	(496)	—	(564)	(564)

Loans, net of unearned income	$104,204	$347,406	$451,610	$111,989	$350,298	$462,287

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

Non-covered Loans and Assets

Non-covered loans identified as impaired in accordance with ASC 310 totaled $7.0 million with allocated allowance for loan losses in the amount of $609 thousand as of March 31, 2010. This compares to $4.2 million of impaired loans with allocated allowance for loan losses in the amount of $554 thousand at December 31, 2009. Non-covered nonaccrual loans were $3.8 million and $4.2 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, there were no loans past due 90 days or more and accruing interest.

Non-covered nonperforming assets decreased from $7.0 million at December 31, 2009 to $6.6 million at March 31, 2010.

The bulk of our other real estate owned balance continues to be comprised of one property, which contains 33 finished 2 to 4 acre lots in Culpeper. We took a deed in lieu of foreclosure in September 2007. There are no new developments on that property. We continue to monitor the fair value of this property to ensure our carrying value is realizable.

We have an internal loan review process and a loan committee which provide on-going monitoring to identify and address issues with problem loans. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at March 31, 2010.

The following table sets forth selected asset quality ratios as of the dates indicated:

	As of
	March 31, 2010	December 31, 2009
Allowance for loan losses to total non-covered loans	1.56%	1.48%
Nonperforming assets to total non-covered assets	1.30%	1.40%
Nonperforming assets total non-covered loans	1.89%	1.99%

Covered Loans and Assets

Covered loans identified as impaired in accordance with ASC 310 totaled $4.9 million as of March 31, 2010 and December 31, 2009. Nonaccrual loans were $3.3 million and $5.1 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, there were two loans totaling $105 thousand that were past due 90 days or more and accruing interest, and at December 31, 2009, there were no loans past due 90 days or more and accruing interest.

In the Greater Atlantic covered portfolio we have a property with several apartment units in Georgia with a current carrying value of $310 thousand and two single family residential properties totaling $157 thousand.

Securities

Investment securities, available for sale and held to maturity, were $73.2 million at March 31, 2010 and $76.2 million at December 31, 2009.

As of March 31, 2010 we owned pooled trust preferred securities as follows:

	Tranche	Ratings When Purchased		Current Ratings				Estimated Fair	Current Defaults and	% of Current Defaults and Deferrals to Current	Sandler O’Neill (a) Sterne Agee (b) Estimated Incremental Defaults Required to		Previously Recognized Cumulative Other Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Collateral	Break Yield (1)		Loss (2)
						(in thousands)
Investment Grade:
ALESCO VII A1B	Senior	Aaa	AAA	A3	A	$8,674	$7,716	$7,044	$176,056	28%	$213,967	b	$328
MMCF II B	Senior Sub	A3	AA-	Baa2	BB	578	530	503	34,000	27%	16,900	a	48
MMCF III B	Senior Sub	A3	A-	Baa3	B	702	685	436	27,000	23%	22,100	a	17

						9,954	8,931	7,983					$393

													Cumulative Other Comprehensive Loss (3)	Cumulative OTTI Related to Credit Loss (3)
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	478	562	115,100	33%	—		780	$242
TRAP 2007-XII C1	Mezzanine	A3	A	Ca	C	2,028	125	329	132,705	27%	—		1,324	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	NR	2,032	—	—	260,250	35%	—		—	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,031	83	128	94,682	29%	—		478	470
ALESCO V C1	Mezzanine	A2	A	Ca	C	2,031	555	625	91,442	27%	—		963	513
ALESCO XV C1	Mezzanine	A3	A-	Ca	C	3,053	28	234	225,100	34%	—		466	2,559
ALESCO XVI C	Mezzanine	A3	A-	Ca	C	2,035	113	314	147,250	29%	—		742	1,180

						13,710	1,382	2,192					$4,753	$7,575

Total						$23,664	$10,313	$10,175

(1)	A break in yield for a given tranche means that defaults/deferrals have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment). In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche. This represents additional defaults beyond those currently existing.
(2)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity
(3)	Pre-tax

We have evaluated each of these securities for potential impairment under ASC 325, and have reviewed each of the issues’ collateral participants using various techniques including the ratings provided in the Bank Financial Quarterly published by IDC Financial Publishing, Inc. We have also reviewed the interest and principal coverage of each of the tranches we own. In performing a detailed cash flow analysis of each security, we work with independent third parties to identify our best estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an other than temporary impairment (“OTTI”) is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following assumptions:

•	We assume that 2% of the remaining performing collateral will default or defer in the second quarter of 2010 and 50 basis points per annum thereafter.

•	We assume recoveries of 25% with a two year lag on all defaults and deferrals.

•	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.

•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

These assumptions resulted in no OTTI recognition on the trust preferred securities during the first quarter of 2010.

We also own $1.9 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was downgraded from B to CCC by Standard and Poors in September 2009, and it was downgraded from BBB to CC by Fitch in August 2009. The fair market value is $1.5 million. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, determined that an OTTI does exist as of March 31, 2010 in the amount of $7 thousand. The assumptions used in the analysis included a 5% prepayment speed, 10% default rate, a 50% loss severity and an accounting yield of 4.75%.

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

During the three months ended March 31, 2010, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 2010, we had $126.8 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $6.8 million at March 31, 2010. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
SNBV
Tier 1 risk-based capital ratio	$88,608	21.08%	$16,817	4.00%	N/A	N/A
Total risk-based capital ratio	93,844	22.32%	33,634	8.00%	N/A	N/A
Leverage ratio	88,608	14.71%	24,100	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$85,164	20.26%	$16,813	4.00%	$25,219	6.00%
Total risk-based capital ratio	90,400	21.51%	33,625	8.00%	42,032	10.00%
Leverage ratio	85,164	14.13%	24,100	4.00%	30,126	5.00%

December 31, 2009
SNBV
Tier 1 risk-based capital ratio	$87,208	17.32%	$20,146	4.00%	N/A	N/A
Total risk-based capital ratio	92,380	18.34%	40,292	8.00%	N/A	N/A
Leverage ratio	87,208	17.37%	20,084	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$83,764	16.63%	$20,143	4.00%	$30,214	6.00%
Total risk-based capital ratio	88,936	17.66%	40,286	8.00%	50,357	10.00%
Leverage ratio	83,764	16.68%	20,084	4.00%	25,105	5.00%

The increase in the risk-based capital ratios as of March 31, 2010 compared to December 31, 2009, is primarily the result of assigning a 20% risk weight to the assets covered under the FDIC loss-sharing agreement. A Financial Institution Letter was issued in the first quarter of 2010 which clarified that exposures that are covered under an FDIC loss-sharing agreement may be assigned a 20% risk weight.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of March 31, 2010 and December 31, 2009:

	Sensitivity of Market Value of Portfolio Equity As of March 31, 2010
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)

Up 300	$96,610	$(4,432)	-4.39%	15.79%	98.33%
Up 200	98,461	(2,581)	-2.55%	16.10%	100.21%
Up 100	99,937	(1,105)	-1.09%	16.34%	101.71%
Base	101,042	—	0.00%	16.52%	102.84%
Down 100	99,056	(1,986)	-1.97%	16.19%	100.82%
Down 200	95,893	(5,149)	-5.10%	15.68%	97.60%
Down 300	92,816	(8,226)	-8.14%	15.17%	94.47%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2009
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)

Up 300	$91,216	$(4,877)	-5.08%	14.92%	93.92%
Up 200	93,099	(2,994)	-3.12%	15.23%	95.86%
Up 100	94,666	(1,427)	-1.49%	15.48%	97.47%
Base	96,093	—	0.00%	15.72%	98.94%
Down 100	94,855	(1,238)	-1.29%	15.51%	97.66%
Down 200	92,570	(3,523)	-3.67%	15.14%	95.31%
Down 300	89,569	(6,524)	-6.79%	14.65%	92.22%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2010 and December 31, 2009 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

	Sensitivity of Net Interest Income As of March 31, 2010
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Ratesin Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)

Up 300	$25,321	$2,846	4.53%	0.49%
Up 200	24,425	1,950	4.38%	0.34%
Up 100	23,507	1,032	4.22%	0.18%
Base	22,475	—	4.04%	0.00%
Down 100	23,235	760	4.17%	0.13%
Down 200	23,334	859	4.19%	0.15%
Down 300	23,313	838	4.18%	0.14%

	Sensitivity of Net Interest Income As of December 31, 2009
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Ratesin Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)

Up 300	$26,288	$2,814	4.45%	0.47%
Up 200	25,358	1,884	4.30%	0.32%
Up 100	24,392	918	4.14%	0.16%
Base	23,474	—	3.98%	0.00%
Down 100	24,214	740	4.11%	0.13%
Down 200	24,240	766	4.11%	0.13%
Down 300	24,208	734	4.11%	0.13%

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

ITEM 1A – RISK FACTORS

As of March 31, 2010 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. – (REMOVED AND RESERVED)

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

May 14, 2010	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

May 14, 2010	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer