Form 10-Q
period 2010-06-30
Southern National Bancorp of Virginia Inc
filed 2010-08-12
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 2, 2010, there were 11,590,212 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

June 30, 2010

ITEM I - FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts) (Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,348	$2,858
Interest-bearing deposits in other financial institutions	8,701	5,212

Total cash and cash equivalents	11,049	8,070

Securities available for sale, at fair value	17,558	18,505

Securities held to maturity, at amortized cost (fair value of $53,746 and $57,841, respectively)	52,530	57,696

Covered loans, net of unearned income	101,492	111,989
Non-covered loans, net of unearned income	361,904	350,298

Total loans, net of unearned income	463,396	462,287
Less allowance for loan losses	(5,443)	(5,172)

Net loans	457,953	457,115

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,775	5,940
Bank premises and equipment, net	4,775	3,225
Goodwill	8,713	8,713
Core deposit intangibles, net	3,387	3,858
FDIC indemnification asset	18,758	19,408
Bank-owned life insurance	14,290	14,014
Other real estate owned	5,252	3,537
Deferred tax assets, net	4,514	4,559
Other assets	7,616	6,034

Total assets	$613,170	$610,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$33,440	$33,339
Interest-bearing deposits:
NOW accounts	14,431	17,499
Money market accounts	164,722	130,131
Savings accounts	5,096	4,398
Time deposits	238,026	270,424

Total interest-bearing deposits	422,275	422,452

Total deposits	455,715	455,791

Securities sold under agreements to repurchase and other short-term borrowings	20,374	22,020
Federal Home Loan Bank (FHLB) advances	35,000	30,000
Other liabilities	2,725	5,739

Total liabilities	513,814	513,550

Commitments and contingencies (See Note 5)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at June 30, 2010 and December 31, 2009	116	116
Additional paid in capital	96,431	96,444
Retained earnings	6,119	4,053
Accumulated other comprehensive loss	(3,310)	(3,489)

Total stockholders’ equity	99,356	97,124

Total liabilities and stockholders’ equity	$613,170	$610,674

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income :
Interest and fees on loans	$7,829	$4,860	$15,443	$9,464
Interest and dividends on taxable securities	684	675	1,418	1,456
Interest and dividends on other earning assets	48	36	91	77

Total interest and dividend income	8,561	5,571	16,952	10,997

Interest expense:
Interest on deposits	1,790	1,764	3,593	3,831
Interest on borrowings	330	317	657	630

Total interest expense	2,120	2,081	4,250	4,461

Net interest income	6,441	3,490	12,702	6,536

Provision for loan losses	1,450	545	2,750	1,025

Net interest income after provision for loan losses	4,991	2,945	9,952	5,511

Noninterest income:
Account maintenance and deposit service fees	235	138	476	270
Income from bank-owned life insurance	137	140	276	288
Net gain on other real estate owned	19	30	39	117
Gain on sales of securities available for sale	—	—	—	223
Total other-than-temporary impairment losses	(4)	(5,367)	(10)	(5,367)
Portion of loss recognized in other comprehensive income (before taxes)	—	4,504	—	4,504

Net credit impairment losses recognized in earnings	(4)	(863)	(10)	(863)
Other	148	53	293	57

Total noninterest income (loss)	535	(502)	1,074	92

Noninterest expenses:
Salaries and benefits	1,523	936	3,164	1,999
Occupancy expenses	527	387	1,069	774
Furniture and equipment expenses	151	125	305	246
Amortization of core deposit intangible	236	182	472	363
Virginia franchise tax expense	184	140	368	282
FDIC assessment	212	313	401	487
Data processing expense	159	79	314	159
Telephone and communication expense	101	63	220	128
Decrease in FDIC indemnification asset	406	—	650	—
Other operating expenses	528	249	1,042	469

Total noninterest expenses	4,027	2,474	8,005	4,907

Income (loss) before income taxes	1,499	(31)	3,021	696
Income tax expense (benefit)	474	(54)	955	147

Net income	$1,025	$23	$2,066	$549

Other comprehensive income (loss):
Unrealized gain on available for sale securities	$161	$8	$222	$133
Realized amount on securities sold, net	—	—	—	(223)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	33	(4,504)	109	(4,504)
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(31)	1,833	(61)	1,865

Net unrealized gain (loss)	163	(2,663)	270	(2,729)
Tax effect	55	(905)	91	(927)

Other comprehensive income (loss)	108	(1,758)	179	(1,802)

Comprehensive income (loss)	$1,133	$(1,735)	$2,245	$(1,253)

Earnings per share, basic and diluted	$0.09	$0.00	$0.18	$0.08

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(dollars in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance—January 1, 2010	$116	$96,444	$4,053	$(3,489)		$97,124
Stock-based compensation expense		35				35
Additional cost of 2009 common stock issuance		(48)				(48)
Comprehensive income:
Net income			2,066		$2,066	2,066
Change in unrealized gain on available-for-sale securities (net of tax, $75)				147	147	147
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $16 and accretion, $61 and amounts recorded into other comprehensive income at transfer)				32	32	32

Total comprehensive income					$2,245

Balance—June 30, 2010	$116	$96,431	$6,119	$(3,310)		$99,356

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(dollars in thousands) (Unaudited)

	2010	2009
Operating activities:
Net income	$2,066	$549
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	276	258
Amortization of core deposit intangible	472	363
Decrease in FDIC indemnification asset	650	—
Other amortization , net	88	(16)
Provision for loan losses	2,750	1,025
Earnings on bank-owned life insurance	(276)	(288)
Stock based compensation expense	35	25
Gain on sales of securities	—	(223)
Impairment on securities	10	863
Net gain on other real estate owned	(39)	(117)
Net increase in other assets	(1,685)	(738)
Net decrease in other liabilities	(3,014)	(671)

Net cash and cash equivalents provided by operating activities	1,333	1,030

Investing activities:
Proceeds from sales of securities available for sale	—	9,852
Proceeds from paydowns, maturities and calls of securities available for sale	1,126	1,161
Purchases of securities held to maturity	—	(4,210)
Proceeds from paydowns, maturities and calls of securities held to maturity	5,308	7,092
Loan originations and payments, net	(5,940)	(25,123)
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(835)	(423)
Proceeds from sale of other real estate owned	583	634
Purchases of bank premises and equipment	(1,826)	(39)

Net cash and cash equivalents used in investing activities	(1,584)	(11,056)

Financing activities:
Net increase (decrease) in deposits	(76)	5,364
Proceeds from Federal Home Loan Bank advances	5,000	—
Net decrease in securities sold under agreement to repurchase and other short-term borrowings	(1,646)	(2,670)
Additional cost of 2009 common stock issuance	(48)	—

Net cash and cash equivalents provided by financing activities	3,230	2,694

Increase (decrease) in cash and cash equivalents	2,979	(7,332)
Cash and cash equivalents at beginning of period	8,070	14,762

Cash and cash equivalents at end of period	$11,049	$7,430

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$4,566	$4,891
Income taxes	880	380
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	2,352	498

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

1. ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005. The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations. Sonabank operates 12 branches in Virginia located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Leesburg (2), South Riding, Front Royal, New Market and Clifton Forge, and we also have a branch in Rockville, Maryland.

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

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation, and the reclassifications had no impact on prior period net income or shareholders’ equity.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—Continued

June 30, 2010

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

2. STOCK- BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees. As of December 31, 2009, options to purchase an aggregate of 281,675 shares of common stock were outstanding and 20,825 shares remained available for issuance . The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options. The purpose of the plan is to afford key employees an incentive to remain in the employ of SNBV and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in SNBV’s future success. Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date. The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

SNBV granted 4,000 options during the first six months of 2010. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the six months ended June 30, 2010:

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

For the three and six months ended June 30, 2010, stock-based compensation expense was $18 thousand and $35 thousand, respectively, compared to $13 thousand and $25 thousand for the same periods last year. As of June 30, 2010, unrecognized compensation expense associated with the stock options was $233 thousand which is expected to be recognized over a weighted average period of 3.4 years.

A summary of the activity in the stock option plan during the three months ended June 30, 2010 follows (dollars in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	281,675	$8.56
Granted	4,000	7.61
Forfeited	(13,250)	8.53
Exercised	—	—

Options outstanding, end of period	272,425	$8.55	6.3	$72

Vested or expected to vest	272,425	$8.55	6.3	$72
Exercisable at end of period	186,015	$9.03	5.3	$14

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—Continued

June 30, 2010

3. SECURITIES

The amortized cost and fair value of securities available-for-sale were as follows (in thousands):

June 30, 2010	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Residential government-sponsored mortgage-backed securities	$4,777	$131	$—	$4,908
SBA guaranteed loan pools	12,432	196	—	12,628
FHLMC preferred stock	16	6	—	22

Total	$17,225	$333	$—	$17,558

December 31, 2009	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Residential government-sponsored mortgage-backed securities	$4,967	$—	$(53)	$4,914
SBA guaranteed loan pools	13,412	151	(13)	13,550
FHLMC preferred stock	16	25	—	41

Total	$18,395	$176	$(66)	$18,505

The carrying amount and fair value of securities held-to-maturity were as follows (in thousands):

June 30, 2010	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
Residential government-sponsored mortgage-backed securities	$40,558	$1,903	$—	$42,461
Residential government-sponsored collateralized mortgage obligations	263	13	—	276
Other residential collateralized mortgage obligations	1,424	—	—	1,424
Trust preferred securities	10,285	763	(1,463)	9,585

	$52,530	$2,679	$(1,463)	$53,746

December 31, 2009	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
Residential government-sponsored mortgage-backed securities	$45,369	$1,173	$(169)	$46,373
Residential government-sponsored collateralized mortgage obligations	398	21	—	419
Other residential collateralized mortgage obligations	1,577	—	—	1,577
Trust preferred securities	10,352	—	(880)	9,472

	$57,696	$1,194	$(1,049)	$57,841

The fair value and carrying amount, if different, of debt securities as of June 30, 2010, by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Carrying Amount	Fair Value	Fair Value	Amortized Cost
Due in one to five years	$—	$—	$237	$236
Due in five to ten years	—	—	1,507	1,492
Due after ten years	10,285	9,585	10,884	10,704
Residential government-sponsored mortgage-backed securities	40,558	42,461	4,908	4,777
Residential government-sponsored collateralized mortgage obligations	263	276	—	—
Other residential collateralized mortgage obligations	1,424	1,424	—	—

Total	$52,530	$53,746	$17,536	$17,209

During the three and six months ended June 30, 2010, there were no sales of securities. During the first six months of 2009, we sold $9.9 million of available-for-sale mortgage-backed securities resulting in a gross gain of $223 thousand, and the tax provision related to the gain was $76 thousand.

Securities with a carrying amount of approximately $58.4 million and $40.1 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. At June 30, 2010 and December 31, 2009, some

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—Continued

June 30, 2010

securities’ fair values were below cost. As outlined in the table below, there were securities with stated maturities totaling approximately $8.0 million in the portfolio that are considered temporarily impaired at June 30, 2010. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of June 30, 2010. The following tables present information regarding securities in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009 (in thousands) by duration of time in a loss position:

June 30, 2010
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$—	$—	$—	$—
SBA guaranteed loan pools	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$—	$—	$—	$—
Trust preferred securities	—	—	7,993	(1,463)	7,993	(1,463)

	$—	$—	$7,993	$(1,463)	$7,993	$(1,463)

December 31, 2009

	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$4,914	$(53)	$—	$—	$4,914	$(53)
SBA guaranteed loan pools	819	(13)	—	—	819	(13)

	$5,733	$(66)	$—	$—	$5,733	$(66)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$14,039	$(169)	$—	$—	$14,039	$(169)
Trust preferred securities	—	—	8,094	(880)	8,094	(880)

	$14,039	$(169)	$8,094	$(880)	$22,133	$(1,049)

As of June 30, 2010, we owned pooled trust preferred securities as follows:

Security	Tranche Level	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Current	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Previously Recognized Cumulative Other Comprehensive Loss (1)
		Moody’s	Fitch	Moody’s	Fitch
	(in thousands)
Investment Grade:
ALESCO VII A1B	Senior	Aaa	AAA	A3	A	$8,639	$7,694	$6,534	$189,056	30%	$322
MMCF II B	Senior Sub	A3	AA-	Baa2	BB	573	526	522	34,000	27%	47
MMCF III B	Senior Sub	A3	A-	Baa3	B	695	679	431	27,000	23%	16

						9,907	8,899	7,487			$385

											Cumulative Other Comprehensive Loss (2)	Cumulative OTTI Related to Credit Loss (2)
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	478	583	115,100	33%	780	$242
TRAP 2007-XII C1	Mezzanine	A3	A	Ca	C	2,035	125	321	137,705	28%	1,331	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	NR	2,032	—	38	260,250	35%	—	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,035	84	121	99,682	31%	481	470
ALESCO V C1	Mezzanine	A2	A	Ca	C	2,041	557	506	99,442	29%	971	513
ALESCO XV C1	Mezzanine	A3	A-	Ca	C	3,064	29	200	240,100	36%	476	2,559
ALESCO XVI C	Mezzanine	A3	A-	Ca	C	2,042	113	329	147,250	29%	749	1,180

						13,749	1,386	2,098			$4,788	$7,575

Total						$23,656	$10,285	$9,585

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

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

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—Continued

June 30, 2010

value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an other than temporary impairment (“OTTI”) is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following assumptions:

•	We assume that 1% of the remaining performing collateral will default or defer in the third quarter of 2010 and 50 basis points per annum thereafter.

•	We assume recoveries of 25% with a two year lag on all defaults and deferrals.

•	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.

•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

These assumptions resulted in no OTTI recognition on the trust preferred securities during the second quarter of 2010.

We also own $1.7 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was downgraded from B to CCC by Standard and Poors in September 2009, and it was downgraded from BBB to CC by Fitch in August 2009. The fair market value is $1.4 million. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, determined that an OTTI does exist as of June 30, 2010 in the amount of $3.5 thousand. The assumptions used in the analysis included a 5% prepayment speed, 10% default rate, a 40% loss severity (which is roughly equivalent to the cumulative severity of the past 12 months) and an accounting yield of 4.75%.

The following table presents a roll forward of the credit losses for the trust preferred securities and the residential collateralized mortgage obligation recognized in earnings for the period ended June 30, 2010 (in thousands):

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1, 2010	$7,714
Amounts related to credit loss for which another-than-temporary impairment was not previously recognized	10

Amount of cumulative other-than-temporary impairment related to credit loss as of June 30, 2010	$7,724

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2010 and December 31, 2009:

	Covered Loans	Non-covered Loans	Total Loans	Covered Loans	Non-covered Loans	Total Loans
	June 30, 2010			December 31, 2009
Mortgage loans on real estate:
Commercial	$20,025	$152,918	$172,943	$24,494	$146,295	$170,789
Construction loans to residential builders	—	1,614	1,614	—	5,436	5,436
Other construction and land loans	1,342	42,892	44,234	3,498	42,564	46,062
Residential 1-4 family	32,189	62,751	94,940	33,815	61,024	94,839
Multi- family residential	2,532	13,723	16,255	2,570	10,726	13,296
Home equity lines of credit	42,928	11,421	54,349	44,235	10,532	54,767

Total real estate loans	99,016	285,319	384,335	108,612	276,577	385,189
Commercial loans	2,316	74,603	76,919	3,184	70,757	73,941
Consumer loans	160	2,504	2,664	193	3,528	3,721

Gross loans	101,492	362,426	463,918	111,989	350,862	462,851
Less unearned income on loans	—	(522)	(522)	—	(564)	(564)

Loans, net of unearned income	$101,492	$361,904	$463,396	$111,989	$350,298	$462,287

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—Continued

June 30, 2010

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

The following summarizes activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009
Balance, beginning of period	$5,172	$4,218
Provision charged to operations	2,750	1,025
Recoveries credited to allowance	98	84

Total	8,020	5,327
Loans charged off	(2,577)	(756)

Balance, end of period	$5,443	$4,571

Non-covered loans identified as impaired in accordance with ASC 310 totaled $1.9 million with allocated allowance for loan losses in the amount of $507 thousand as of June 30, 2010. This compares to $4.2 million of impaired loans with allocated allowance for loan losses in the amount of $554 thousand at December 31, 2009. Nonaccrual loans were $1.9 million and $4.2 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, there were no loans past due 90 days or more and accruing interest.

Covered loans identified as impaired in accordance with ASC 310 totaled $5.5 million as of June 30, 2010 and $4.9 million at December 31, 2009. Nonaccrual loans were $3.0 million and $5.1 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, there were no loans past due 90 days or more and accruing interest.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—Continued

June 30, 2010

5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $3.9 million and $3.8 million as of June 30, 2010 and December 31, 2009, respectively.

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

At June 30, 2010 and December 31, 2009, we had unfunded lines of credit and undisbursed construction loan funds totaling $115.0 million and $121.7 million, respectively. Our approved loan commitments were $7.2 million and $850 thousand at June 30, 2010 and December 31, 2009, respectively.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—Continued

June 30, 2010

6. EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended June 30, 2010
Basic EPS	$1,025	11,590	$0.09
Effect of dilutive stock options and warrants	—	4	—

Diluted EPS	$1,025	11,594	$0.09

For the three months ended June 30, 2009
Basic EPS	$23	6,799	$0.00
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$23	6,799	$0.00

For the six months ended June 30, 2010
Basic EPS	$2,066	11,590	$0.18
Effect of dilutive stock options and warrants	—	4	—

Diluted EPS	$2,066	11,594	$0.18

For the six months ended June 30, 2009
Basic EPS	$549	6,799	$0.08
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$549	6,799	$0.08

There were 411,719 and 412,432 anti-dilutive options and warrants during the three and six months ended June 30, 2010, respectively, and there were 397,925 anti-dilutive options and warrants during the three and six months ended June 30, 2009.

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

Securities Available for Sale

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—Continued

June 30, 2010

characteristics, or discounted cash flow. Level 2 securities would include U. S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of SNBV’s available-for-sale debt securities are considered to be level 2 securities.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
Residential government-sponsored mortgage-backed securities	$4,908	$—	$4,908	$—
SBA guaranteed loan pools	12,628	—	12,628	—
FHLMC preferred stock	22	22	—	—

Total available-for-sale securities	$17,558	$22	$17,536	$—

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
Residential government-sponsored mortgage-backed securities	$4,914	$—	$4,914	$—
SBA guaranteed loan pools	13,550	—	13,550	—
FHLMC preferred stock	41	41	—	—

Total available-for-sale securities	$18,505	$41	$18,464	$—

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

Management utilized guidance in ASC 820-10 to value these securities. The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own. We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio. When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used. Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI. The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from .25% to 5%, and the adjusted discount rates ranged from 6.40% to 16.41%. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility. We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Based on our analysis in the first six months of 2010, there were no OTTI charges on trust preferred securities. There were OTTI charges on trust preferred securities totaling $863 thousand during the first six months of 2009.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—Continued

June 30, 2010

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support. The assumptions used in the analysis included a 5% prepayment speed, 10% default rate, a 40% loss severity and an accounting yield of 4.75%. Based on this analysis, an OTTI existed as of June 30, 2010 in the amount of $3.5 thousand. There was an OTTI on this security in the amount of $10 thousand for the six months ended June 30, 2010, and there was no OTTI for the same period last year.

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

Impaired Loans

ASC 820-10 applies to loans measured for impairment using the practical expedients permitted by ASC 310 at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired in accordance with ASC 310 totaled $1.9 million as of June 30, 2010 with an allocated allowance for loan losses totaling $507 thousand compared to a carrying amount of $4.2 million with an allocated allowance for loan losses totaling $554 thousand at December 31, 2009. Provision expense related to the impaired loans at June 30, 2010 totaled $30 thousand and $430 thousand during the three and six months ended June 30, 2010. Provision expense related to impaired loans totaled $140 thousand during the three and six months ended June 30, 2009.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. OREO is further evaluated quarterly for any additional impairment. Fair value is classified as Level 3 in the fair value hierarchy.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—Continued

June 30, 2010

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other residential collateralized mortgage obligations	$1,424	$—	$1,424	$—
Impaired non-covered loans	1,362	—	—	1,362

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trust preferred securities, held to maturity	$1,378	$—	$—	$1,378
Other residential collateralized mortgage obligations	1,577	—	1,577	—
Impaired non-covered loans	3,636	—	—	3,636
Impaired covered loans	4,933	—	—	4,933
Non-covered other real estate owned	2,797	—	—	2,797
Covered other real estate owned	740	—	—	740

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$11,049	$11,049	$8,070	$8,070
Securities available for sale	17,558	17,558	18,505	18,505
Securities held to maturity	52,530	53,746	57,696	57,841
Stock in Federal Reserve Bank and Federal Home Loan Bank	6,775	n/a	5,940	n/a
Net uncovered loans	356,461	358,312	345,126	348,978
Net covered loans	101,492	102,138	111,989	111,989
Accrued interest receivable	2,299	2,299	2,167	2,167
FDIC indemnification asset	18,758	18,758	19,408	19,408
Financial liabilities:
Deposits:
Demand deposits	47,871	47,871	50,838	50,838
Money market and savings accounts	169,818	169,818	134,529	134,529
Certificates of deposit	238,026	240,221	270,424	272,073
Securities sold under agreements to repurchase and other short-term borrowings	20,374	20,374	22,020	22,020
FHLB advances	35,000	35,629	30,000	30,441
Accrued interest payable	438	438	753	753

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—Continued

June 30, 2010

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2009. Results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of results that may be attained for any other period.

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

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended June 30, 2010 was $1.0 million and $2.1 million for the six months ended June 30, 2010, compared to $23 thousand and $549 thousand during the second quarter and the first six months of 2009. Earnings in the three and six months ended June 30, 2010 were positively affected by the Greater Atlantic Bank and Millennium loan purchase transactions. Earnings in the second quarter and first half of 2009 were adversely impacted by OTTI charges of $863 thousand before tax on several of Sonabank’s trust preferred securities. There were no OTTI charges on the trust preferred securities during the first six months of 2010.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the three months ended June 30, 2010 was $6.4 million compared to $3.5 million for the same period last year. Average interest-earning assets for the three months ended June 30, 2010 increased $150.4 million over the same period in 2009. Average loans outstanding increased by $140.9 million in the second quarter of 2010 compared to the second quarter of 2009. Average investment securities increased by $8.2 million in the quarter ended June 30, 2010, compared to the same period last year. The average yield on interest-earning assets increased from 5.60% in 2009 to 6.25% in 2010. Average interest-bearing liabilities for the three months ended June 30, 2010 increased $132.4 million compared to the same period in 2009. Average interest-bearing deposits increased by $126.9 million, while average borrowings increased by $5.5 million compared to the second quarter of 2009. The average cost of interest-bearing liabilities decreased from 2.44% in 2009 to 1.79% in 2010. The interest rate spread for the three months ended June 30, 2010 increased from 3.16% to 4.46% compared to the same period last year. The net interest margin for the three months ended June 30, 2010 increased to 4.70% from 3.51% compared to the same period last year.

Net interest income for the six months ended June 30, 2010 was $12.7 million compared to $6.5 million for the same period last year. Average interest-earning assets for the six months ended June 30, 2010 increased $152.0 million over the same period in 2009. Average loans outstanding increased by $145.4 million in the first half of 2010 compared to the first six months of 2009. Average investment securities increased by $7.8 million in the six months ended June 30, 2010, compared to the same period last year. The average yield on interest-earning assets increased from 5.58% in 2009 to 6.22% in 2010. Average interest-bearing liabilities for the six months ended June 30, 2010 increased $135.7 million compared to the same period in 2009. Average interest-bearing deposits increased by $131.2 million, while average borrowings increased by $4.5 million compared to the first six months of 2009. The average cost of interest-bearing liabilities decreased from 2.64% in 2009 to 1.80% in 2010. The interest rate spread for the six months ended June 30, 2010 increased from 2.94% to 4.42% compared to the same period last year. The net interest margin for the six months ended June 30, 2010 increased to 4.66% from 3.32% compared to the same period last year.

The significant improvement in the net interest income was attributable to:

•

The impact of the Greater Atlantic Bank and Millennium loan purchase transactions. The accretion of the discount on the Greater Atlantic Bank loans contributed $635 thousand to second quarter net interest income and $1.3 million to net interest income for the six months ended June 30, 2010.

•

The bottoming of the decline in interest rates in the first quarter of 2009. The prime rate was 3.25% at the end of the first quarter of 2009 and it remained at that level at the end of the second quarter of 2010.

•	Our practice of establishing floor rates on loans as they mature or roll over notwithstanding the index rates. On non-SBA loans we have been establishing floors ranging from 6% to 7 1/2%.

•

The cost of funds decreased from 1.81% in the first quarter of 2010 to 1.79% in the second quarter despite the implementation of a strategy of encouraging customers to purchase certificates of deposit (cds) with longer maturities to protect against possible future rises in interest rates. In addition, there has been a change in the deposit mix from cds into money market accounts which have a lower cost of funds.

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

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis For the Quarters Ended
	6/30/2010			6/30/2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$461,725	$7,829	6.80%	$320,873	$4,860	6.08%
Investment securities	71,890	684	3.81%	63,729	675	4.24%
Other earning assets	15,892	48	1.21%	14,478	36	1.00%

Total earning assets	549,507	8,561	6.25%	399,080	5,571	5.60%

Allowance for loan losses	(5,812)			(4,492)
Total non-earning assets	68,490			41,683

Total assets	$612,185			$436,271

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$15,513	11	0.29%	$6,959	2	0.10%
Money market accounts	171,355	707	1.65%	48,225	191	1.59%
Savings accounts	5,033	9	0.68%	2,248	3	0.55%
Time deposits	227,439	1,063	1.87%	234,991	1,568	2.68%

Total interest-bearing deposits	419,340	1,790	1.71%	292,423	1,764	2.42%
Borrowings	55,118	330	2.40%	49,624	317	2.56%

Total interest-bearing liabilities	474,458	2,120	1.79%	342,047	2,081	2.44%

Noninterest-bearing liabilities:
Demand deposits	33,150			22,341
Other liabilities	6,568			2,221

Total liabilities	514,176			366,609
Stockholders’ equity	98,009			69,662

Total liabilities and stockholders’ equity	$612,185			$436,271

Net interest income		6,441			3,490

Interest rate spread			4.46%			3.16%
Net interest margin			4.70%			3.51%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest Analysis For the Six Months Ended
	6/30/2010			6/30/2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$460,503	$15,443	6.76%	$315,063	$9,464	6.06%
Investment securities	73,372	1,418	3.87%	65,618	1,456	4.44%
Other earning assets	15,341	91	1.20%	16,500	77	0.94%

Total earning assets	549,216	16,952	6.22%	397,181	10,997	5.58%

Allowance for loan losses	(5,554)			(4,376)
Total non-earning assets	70,263			41,898

Total assets	$613,925			$434,703

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$15,371	23	0.30%	$7,366	4	0.10%
Money market accounts	158,959	1,340	1.70%	49,438	391	1.59%
Savings accounts	4,852	16	0.66%	2,135	4	0.39%
Time deposits	241,900	2,214	1.85%	230,933	3,432	3.00%

Total interest-bearing deposits	421,082	3,593	1.72%	289,872	3,831	2.67%
Borrowings	55,289	657	2.40%	50,809	630	2.50%

Total interest-bearing liabilities	476,371	4,250	1.80%	340,681	4,461	2.64%

Noninterest-bearing liabilities:
Demand deposits	33,344			22,592
Other liabilities	6,653			1,984

Total liabilities	516,368			365,257
Stockholders’ equity	97,557			69,446

Total liabilities and stockholders’ equity	$613,925			$434,703

Net interest income		$12,702			$6,536

Interest rate spread			4.42%			2.94%
Net interest margin			4.66%			3.32%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses is a current charge to earnings made in order to increase the allowance for loan losses to a level deemed appropriate by management based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan loss experience and other known internal and external factors affecting loan collectability. Our loan loss allowance is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment. The risk factors are determined by considering peer data, internal and external factors affecting loan collectability, as well as applying management’s judgment.

The provision for loan losses was $1.5 million for the quarter ended June 30, 2010 compared to $545 thousand for the second quarter of 2009. For the six months ended June 30, 2010, the provision for loan losses was $2.8 million compared to $1.0 million for the same period last year.

Net charge-offs during the second quarter were $1.4 million and $2.5 million for the first half of 2010 compared to $435 thousand and $672 thousand during the same periods in 2009 as credit quality continued to be a challenge for our loan portfolio. $1.0 million of the second quarter charge-offs related to a commercial property that was charged down to the appraised value contained in a new appraisal report dated May 25, 2010.

Noninterest Income

The following table presents the major categories on noninterest income for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,
	2010	2009	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$235	$138	$97
Income from bank-owned life insurance	137	140	(3)
Net gain on other real estate owned	19	30	(11)
Net impairment losses recognized in earnings	(4)	(863)	859
Other	148	53	95

Total noninterest income (loss)	$535	$(502)	$1,037

	For the Six Months Ended June 30,
	2010	2009	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$476	$270	$206
Income from bank-owned life insurance	276	288	(12)
Net gain on other real estate owned	39	117	(78)
Net impairment losses recognized in earnings	(10)	(863)	853
Gain on securities	—	223	(223)
Other	293	57	236

Total noninterest income	$1,074	$92	$982

During the second quarter of 2010 Sonabank had noninterest income of $535 thousand compared to noninterest loss of $502 thousand during the second quarter of 2009. Noninterest income for the second quarter of 2010 included account maintenance and deposit service fees of $235 thousand compared to $138 thousand for the same period last year resulting from the increased number of deposit accounts acquired from the Greater Atlantic Bank and Millennium Branch acquisitions. Other noninterest income included fees in the amount of $105 thousand earned on short-term letters of credit which expired in June 2010 for the three months ended June 30, 2010, compared to $0 for the same period last year. The second quarter of 2009 included OTTI charges of $863 thousand.

Noninterest income increased to $1.1 million in the first six months of 2010 from $92 thousand in the first six months of 2009. Noninterest income for the first six months of 2010 included account maintenance and deposit service fees of $476 thousand compared to $270 thousand for the same period last year resulting from the increased number of deposit accounts acquired from the Greater Atlantic Bank and Millennium Branch acquisitions. Other noninterest income included fees in the amount of $227 thousand earned on short-term letters of credit which expired in June 2010 for the six months ended June 30, 2010, compared to $1 thousand for the same period last year. During the six months ended June 30, 2009, we recognized OTTI charges in the amount of $863 thousand, partially offset by a gain on the sale of available-for-sale securities in the amount of $223 thousand.

Noninterest Expense

The following table presents the major categories on noninterest expense for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,
	2010	2009	Change
	(dollars in thousands)
Salaries and benefits	$1,523	$936	$587
Occupancy expenses	527	387	140
Furniture and equipment expenses	151	125	26
Amortization of core deposit intangible	236	182	54
Virginia franchise tax expense	184	140	44
FDIC assessment	212	313	(101)
Data processing expense	159	79	80
Telephone and communication expense	101	63	38
Decrease in FDIC indemnification asset	406	—	406
Other operating expenses	528	249	279

Total noninterest expense	$4,027	$2,474	$1,553

	For the Six Months Ended June 30,
	2010	2009	Change
	(dollars in thousands)
Salaries and benefits	$3,164	$1,999	$1,165
Occupancy expenses	1,069	774	295
Furniture and equipment expenses	305	246	59
Amortization of core deposit intangible	472	363	109
Virginia franchise tax expense	368	282	86
FDIC assessment	401	487	(86)
Data processing expense	314	159	155
Telephone and communication expense	220	128	92
Decrease in FDIC indemnification asset	650	—	650
Other operating expenses	1,042	469	573

Total noninterest expense	$8,005	$4,907	$3,098

Noninterest expenses were $4.0 million and $8.0 million during the second quarter and the first half of 2010, respectively, compared to $2.5 million and $4.9 million during the same periods in 2009. The decrease in the FDIC indemnification asset resulting from loans identified with evidence of credit deterioration at acquisition that paid off in 2010 added $406 thousand during the second quarter and $650 thousand during the first half of 2010 to noninterest expense. The amortization of the Greater Atlantic Bank core deposit intangible added $50 thousand during the second quarter and $100 thousand during the first half of 2010. The remaining increases were primarily attributable to the costs of operating a thirteen branch system rather than an eight branch system. At June 30, 2010, we had 107 full-time equivalent employees compared to 64 at June 30, 2009. FDIC assessment expense decreased by $101 thousand during the second quarter of 2010 compared to the same period last year, and it decreased by $86 thousand for the six months ended June 30, 2010 compared to last year. The FDIC assessment expense for 2009 included a special assessment in the amount of $190 thousand in the second quarter. The lack of a special assessment in 2010 was offset by the growth in deposits primarily from the Greater Atlantic Bank and Millennium branch acquisitions. Data processing, on-line banking and ATM-related expenses increased by $112 thousand for the second quarter and $252 thousand for the six months ended June 30, 2010, compared to the same periods last year. Virginia franchise tax expense increased by $44 thousand and $86 thousand for the quarter and the first six months of 2010, respectively, compared to last year. Consulting and legal expense also increased by $50 thousand and $107 thousand for the three and six months ended June 30, 2010, respectively, compared to the same periods last year.

Despite the costs associated with the acquisitions of Greater Atlantic Bank and the Millennium Branch, noninterest expenses were well controlled, and our efficiency ratio improved to 53.5% in the first half of 2010 compared to 68.6% in the same period last year.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets of Southern National Bancorp of Virginia were $613.2 million as of June 30, 2010 up from $610.7 million as of December 31, 2009. Net loans receivable increased from $457.1 million at the end of 2009 to $458.0 million at June 30, 2010. Two large loans in the non-covered portfolio totaling approximately $6.4 million were paid off, one on a project completed and refinanced and the other as a result of our borrower being acquired by a larger company. Loans in the amount of $2.4 million were transferred from the non-covered loan portfolio to OREO. There were also principal repayments in the covered portfolio acquired in the Greater Atlantic transaction, including large repayments on three loans totaling approximately $3.2 million.

The increase in bank premises and equipment was due to the purchase of certain fixed assets of Greater Atlantic from the FDIC in the amount of $1.6 million.

Total deposits were $455.7 million at June 30, 2010 compared to $455.8 million at December 31, 2009. Brokered certificates of deposit decreased from $70.0 million as of December 31, 2009 to $50.0 million at June 30, 2010, while other certificates of deposit decreased by $12.4 million. Money market accounts increased by $34.6 million during the six months ended June 30, 2010. Noninterest-bearing deposits were $33.4 million at June 30, 2010 and $33.3 million at December 31, 2009.

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

The following table summarizes the composition of our loan portfolio as of June 30, 2010 and December 31, 2009:

	Covered Loans	Non-covered Loans	Total Loans	Covered Loans	Non-covered Loans	Total Loans
	June 30, 2010			December 31, 2009
Mortgage loans on real estate:
Commercial	$20,025	$152,918	$172,943	$24,494	$146,295	$170,789
Construction loans to residential builders	—	1,614	1,614	—	5,436	5,436
Other construction and land loans	1,342	42,892	44,234	3,498	42,564	46,062
Residential 1-4 family	32,189	62,751	94,940	33,815	61,024	94,839
Multi- family residential	2,532	13,723	16,255	2,570	10,726	13,296
Home equity lines of credit	42,928	11,421	54,349	44,235	10,532	54,767

Total real estate loans	99,016	285,319	384,335	108,612	276,577	385,189

Commercial loans	2,316	74,603	76,919	3,184	70,757	73,941
Consumer loans	160	2,504	2,664	193	3,528	3,721

Gross loans	101,492	362,426	463,918	111,989	350,862	462,851

Less unearned income on loans	—	(522)	(522)	—	(564)	(564)

Loans, net of unearned income	$101,492	$361,904	$463,396	$111,989	$350,298	$462,287

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

In accordance with regulatory guidance we obtain appraisals, prior to closing, on all real estate loans. In the event that a real estate loan becomes non-performing or a problem loan, collateral fair market value is reassessed either by obtaining a new appraisal or an internal evaluation, and our exposure is reduced, if necessary, to fair market value, less cost to sell, either through a charge off or by establishing a specific reserve. In accordance with regulatory guidance a new appraisal is obtained in the event of foreclosure and we record other real estate owned at the lower of our recorded investment in the loan or fair value less our estimated costs to sell.

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

Non-covered Loans and Assets

Non-covered loans identified as impaired in accordance with ASC 310 totaled $1.9 million with allocated allowance for loan losses in the amount of $507 thousand as of June 30, 2010. This compares to $4.2 million of impaired loans with allocated allowance for loan losses in the amount of $554 thousand at December 31, 2009. Nonaccrual loans were $1.9 million and $4.2 million at June 30, 2010 and December 31, 2009, respectively. The decrease in impaired and nonaccrual loans is due to the transfer of a commercial real estate loan in the amount of $1.9 million from loans to OREO and additional charge offs totaling $400 thousand on commercial loans that were impaired at December 31, 2009. At June 30, 2010 and December 31, 2009, there were no loans past due 90 days or more and accruing interest.

Non-covered nonperforming assets decreased slightly from $7.0 million at December 31, 2009 to $6.9 million at June 30, 2010.

There was a migration from non-accrual loans to OREO during the quarter as Sonabank foreclosed on one commercial property and two residential properties in the non-covered portfolio. The rest of our non-covered OREO balance continues to be comprised of one property, which contains 33 finished 2 to 4 acre lots in Culpeper, Virginia. There are no new developments on that property. We continue to monitor the fair value of this property to ensure our carrying value is realizable.

Sonabank has an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at June 30, 2010.

The following table sets forth selected asset quality ratios as of the dates indicated:

	As of
	June 30, 2010	December 31, 2009
Allowance for loan losses to total non-covered loans	1.50%	1.48%
Non-covered nonperforming assets to total non-covered assets	1.35%	1.40%
Non-covered nonperforming assets total non-covered loans	1.91%	1.99%

Covered Loans and Assets

Covered loans identified as impaired in accordance with ASC 310 totaled $5.5 million as of June 30, 2010 and $4.9 million at December 31, 2009. Nonaccrual loans were $3.0 million and $5.1 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, there were no loans past due 90 days or more and accruing interest.

In the Greater Atlantic covered OREO portfolio we have a property with several apartment units in Georgia with a current carrying value of $197 thousand. Two single family residential properties in the amount of $271 thousand in the covered portfolio have been sold at an immaterial gain.

Securities

Investment securities, available for sale and held to maturity, were $70.1 million at June 30, 2010 and $76.2 million at December 31, 2009.

As of June 30, 2010 we owned pooled trust preferred securities as follows:

Security	Tranche Level	Ratings							Current	% of Current Defaults and Deferrals	Previously Recognized Cumulative
		When		Current				Estimated	Defaults	to	Other
		Purchased		Ratings		Par	Book	Fair	and	Current	Comprehensive
		Moody’s	Fitch	Moody’s	Fitch	Value	Value	Value	Deferrals	Collateral	Loss (1)
		(in thousands)
Investment Grade:
ALESCO VII A1B	Senior	Aaa	AAA	A3	A	$8,639	$7,694	$6,534	$189,056	30%	$322
MMCF II B	Senior Sub	A3	AA-	Baa2	BB	573	526	522	34,000	27%	47
MMCF III B	Senior Sub	A3	A-	Baa3	B	695	679	431	27,000	23%	16

						9,907	8,899	7,487			$385

											Cumulative Other Comprehensive Loss (2)	Cumulative OTTI Related to Credit Loss (2)
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	478	583	115,100	33%	780	$242
TRAP 2007-XII C1	Mezzanine	A3	A	Ca	C	2,035	125	321	137,705	28%	1,331	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	NR	2,032	—	38	260,250	35%	—	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,035	84	121	99,682	31%	481	470
ALESCO V C1	Mezzanine	A2	A	Ca	C	2,041	557	506	99,442	29%	971	513
ALESCO XV C1	Mezzanine	A3	A-	Ca	C	3,064	29	200	240,100	36%	476	2,559
ALESCO XVI C	Mezzanine	A3	A-	Ca	C	2,042	113	329	147,250	29%	749	1,180

						13,749	1,386	2,098			$4,788	$7,575

Total						$23,656	$10,285	$9,585

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

We have evaluated each of these securities for potential impairment under ASC 325, and have reviewed each of the issues’ collateral participants using various techniques including the ratings provided in the Bank Financial Quarterly published by IDC Financial Publishing, Inc. We have also reviewed the interest and principal coverage of each of the tranches we own. In performing a detailed cash flow analysis of each security, we work with independent third parties to identify our best estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an other than temporary impairment (“OTTI”) is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following assumptions:

•	We assume that 1% of the remaining performing collateral will default or defer in the third quarter of 2010 and 50 basis points per annum thereafter.

•	We assume recoveries of 25% with a two year lag on all defaults and deferrals.

•	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.

•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

These assumptions resulted in no OTTI recognition on the trust preferred securities during the second quarter of 2010.

We also own $1.7 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was downgraded from B to CCC by Standard and Poors in September 2009, and it was downgraded from BBB to CC by Fitch in August 2009. The fair market value is $1.4 million. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, determined that an OTTI does exist as of June 30, 2010 in the amount of $3.5 thousand. The assumptions used in the analysis included a 5% prepayment speed, 10% default rate, a 40% loss severity (which is roughly equivalent to the cumulative severity of the past 12 months) and an accounting yield of 4.75%.

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

During the three and six month periods ended June 30, 2010, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At June 30, 2010, we had $115.0 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $7.2 million at June 30, 2010. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
SNBV
Tier 1 risk-based capital ratio	$89,891	20.76%	$17,323	4.00%	N/A	N/A
Total risk-based capital ratio	95,284	22.00%	34,646	8.00%	N/A	N/A
Leverage ratio	89,891	15.00%	23,969	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$86,446	19.97%	$17,317	4.00%	$25,976	6.00%
Total risk-based capital ratio	91,838	21.21%	34,634	8.00%	43,293	10.00%
Leverage ratio	86,446	14.43%	23,969	4.00%	29,962	5.00%
December 31, 2009
SNBV
Tier 1 risk-based capital ratio	$87,208	17.32%	$20,146	4.00%	N/A	N/A
Total risk-based capital ratio	92,380	18.34%	40,292	8.00%	N/A	N/A
Leverage ratio	87,208	17.37%	20,084	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$83,764	16.63%	$20,143	4.00%	$30,214	6.00%
Total risk-based capital ratio	88,936	17.66%	40,286	8.00%	50,357	10.00%
Leverage ratio	83,764	16.68%	20,084	4.00%	25,105	5.00%

The increase in the risk-based capital ratios as of June 30, 2010 compared to December 31, 2009, is primarily the result of assigning a 20% risk weight to the assets covered under the FDIC loss-sharing agreement. A Financial Institution Letter was issued in the first quarter of 2010 which clarified that exposures that are covered under an FDIC loss-sharing agreement may be assigned a 20% risk weight.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of June 30, 2010 and December 31, 2009, and all changes are within our ALM Policy guidelines:

Change in Interest Rates in Basis Points (Rate Shock)	Sensitivity of Market Value of Portfolio Equity As of June 30, 2010
	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$101,594	$610	0.60%	16.57%	102.25%
Up 200	102,626	1,642	1.63%	16.74%	103.29%
Up 100	102,671	1,687	1.67%	16.74%	103.34%
Base	100,984	—	0.00%	16.47%	101.64%
Down 100	96,381	(4,603)	-4.56%	15.72%	97.01%
Down 200	92,467	(8,517)	-8.43%	15.08%	93.07%
Down 300	90,060	(10,924)	-10.82%	14.69%	90.64%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2009
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$91,216	$(4,877)	-5.08%	14.92%	93.92%
Up 200	93,099	(2,994)	-3.12%	15.23%	95.86%
Up 100	94,666	(1,427)	-1.49%	15.48%	97.47%
Base	96,093	—	0.00%	15.72%	98.94%
Down 100	94,855	(1,238)	-1.29%	15.51%	97.66%
Down 200	92,570	(3,523)	-3.67%	15.14%	95.31%
Down 300	89,569	(6,524)	-6.79%	14.65%	92.22%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2010 and December 31, 2009 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

Change in Interest Rates in Basis Points (Rate Shock)	Sensitivity of Net Interest Income As of June 30, 2010
	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$26,979	$3,755	4.90%	0.67%
Up 200	25,877	2,653	4.71%	0.48%
Up 100	24,624	1,400	4.48%	0.25%
Base	23,224	—	4.23%	0.00%
Down 100	23,663	439	4.31%	0.08%
Down 200	23,859	635	4.35%	0.12%
Down 300	23,871	647	4.35%	0.12%

Change in Interest Rates in Basis Points (Rate Shock)	Sensitivity of Net Interest Income As of December 31, 2009
	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$26,288	$2,814	4.45%	0.47%
Up 200	25,358	1,884	4.30%	0.32%
Up 100	24,392	918	4.14%	0.16%
Base	23,474	—	3.98%	0.00%
Down 100	24,214	740	4.11%	0.13%
Down 200	24,240	766	4.11%	0.13%
Down 300	24,208	734	4.11%	0.13%

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

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(c) under the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter covered by this report that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 should be considered.

The impact of financial reform legislation is uncertain.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act institutes a wide range of reforms that will have an impact on all financial institutions. The Act includes, among other things, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and new requirements designed to protect consumers in financial transactions. Many of these provisions are subject to rule making procedures and studies that will be conducted in the future and the full effects of the legislation on SNBV cannot yet be determined. However, these provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose SNBV to additional costs, including increased compliance costs. These changes also may require SNBV to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

August 12, 2010	/S/ GEORGIA S. DERRICO
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

August 12, 2010	/S/ WILLIAM H. LAGOS
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer