Form 10-Q
period 2010-09-30
Southern National Bancorp of Virginia Inc
filed 2010-11-08
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 5, 2010, there were 11,590,212 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

September 30, 2010

ITEM  I – FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts) (Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$3,259	$2,858
Interest-bearing deposits in other financial institutions	25,793	5,212

Total cash and cash equivalents	29,052	8,070

Securities available for sale, at fair value	11,303	18,505

Securities held to maturity, at amortized cost (fair value of $48,035 and $57,841, respectively)	49,224	57,696

Covered loans, net of unearned income	99,009	111,989
Non-covered loans, net of unearned income	364,027	350,298

Total loans, net of unearned income	463,036	462,287
Less allowance for loan losses	(5,525)	(5,172)

Net loans	457,511	457,115

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,489	5,940
Bank premises and equipment, net	4,731	3,225
Goodwill	8,713	8,713
Core deposit intangibles, net	3,150	3,858
FDIC indemnification asset	18,951	19,408
Bank-owned life insurance	14,430	14,014
Other real estate owned	4,017	3,537
Deferred tax assets, net	4,577	4,559
Other assets	6,593	6,034

Total assets	$618,741	$610,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$30,330	$33,339
Interest-bearing deposits:
NOW accounts	15,425	17,499
Money market accounts	172,871	130,131
Savings accounts	5,130	4,398
Time deposits	231,513	270,424

Total interest-bearing deposits	424,939	422,452

Total deposits	455,269	455,791

Securities sold under agreements to repurchase and other short-term borrowings	25,475	22,020
Federal Home Loan Bank (FHLB) advances	35,000	30,000
Other liabilities	2,589	5,739

Total liabilities	518,333	513,550

Commitments and contingencies (See Note 5)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at September 30, 2010 and December 31, 2009	116	116
Additional paid in capital	96,455	96,444
Retained earnings	7,225	4,053
Accumulated other comprehensive loss	(3,388)	(3,489)

Total stockholders’ equity	100,408	97,124

Total liabilities and stockholders’ equity	$618,741	$610,674

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income :
Interest and fees on loans	$7,578	$5,138	$23,021	$14,602
Interest and dividends on taxable securities	630	595	2,048	2,052
Interest and dividends on other earning assets	47	45	138	121

Total interest and dividend income	8,255	5,778	25,207	16,775

Interest expense:
Interest on deposits	1,825	1,479	5,418	5,310
Interest on borrowings	343	348	1,001	978

Total interest expense	2,168	1,827	6,419	6,288

Net interest income	6,087	3,951	18,788	10,487

Provision for loan losses	1,025	1,178	3,775	2,203

Net interest income after provision for loan losses	5,062	2,773	15,013	8,284

Noninterest income:
Account maintenance and deposit service fees	210	171	686	441
Income from bank-owned life insurance	140	144	416	432
Gain on sale of loans	—	155	—	155
Net gain on branch acquisition	—	423	—	423
Net gain (loss) on other assets	(435)	56	(396)	173
Gain on sales of securities available for sale	142	148	142	371
Total other-than-temporary impairment losses	(127)	(4,300)	(137)	(9,667)
Portion of loss recognized in other comprehensive income (before taxes)	—	3,087	—	7,591

Net credit impairment losses recognized in earnings	(127)	(1,213)	(137)	(2,076)
Other	20	24	314	81

Total noninterest income (loss)	(50)	(92)	1,025	—

Noninterest expenses:
Salaries and benefits	1,634	1,098	4,798	3,097
Occupancy expenses	520	387	1,589	1,161
Furniture and equipment expenses	142	128	447	374
Amortization of core deposit intangible	236	182	708	545
Virginia franchise tax expense	184	140	551	422
FDIC assessment	139	151	540	638
Data processing expense	139	77	453	236
Telephone and communication expense	100	64	320	192
Decrease (increase) in FDIC indemnification asset	(193)	—	457	—
Other operating expenses	489	387	1,531	856

Total noninterest expenses	3,390	2,614	11,394	7,521

Income before income taxes	1,622	67	4,644	763
Income tax expense (benefit)	517	(21)	1,472	126

Net income	$1,105	$88	$3,172	$637

Other comprehensive income (loss):
Unrealized gain on available for sale securities	$42	$134	$264	$267
Realized amount on securities sold, net	(142)	(148)	(142)	(371)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	20	(3,087)	129	(7,591)
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(36)	1,100	(97)	2,965

Net unrealized gain (loss)	(116)	(2,001)	154	(4,730)
Tax effect	(38)	(682)	53	(1,609)

Other comprehensive income (loss)	(78)	(1,319)	101	(3,121)

Comprehensive income (loss)	$1,027	$(1,231)	$3,273	$(2,484)

Earnings per share, basic and diluted	$0.10	$0.01	$0.27	$0.09

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(dollars in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance - January 1, 2010	$116	$96,444	$4,053	$(3,489)		$97,124
Stock-based compensation expense		59				59
Additional cost of 2009 common stock issuance		(48)				(48)
Comprehensive income:
Net income			3,172		$3,172	3,172
Change in unrealized gain on available-for-sale securities (net of tax, $41)				81	81	81
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $12 and accretion, $97 and amounts recorded into other comprehensive income at transfer)				20	20	20

Total comprehensive income					$3,273

Balance - September 30, 2010	$116	$96,455	$7,225	$(3,388)		$100,408

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(dollars in thousands) (Unaudited)

	2010	2009
Operating activities:
Net income	$3,172	$637
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	407	388
Amortization of core deposit intangible	708	545
Other amortization , net	132	(11)
Decrease in FDIC indemnification asset	457	—
Provision for loan losses	3,775	2,203
Earnings on bank-owned life insurance	(416)	(432)
Stock based compensation expense	59	39
Gain on sale of loans	—	(155)
Gain on sales of securities	(142)	(371)
Gain on branch acquisition	—	(423)
Net loss (gain) on other real estate owned	396	(126)
Impairment on securities	137	2,076
Net increase in other assets	(912)	(545)
Net decrease in other liabilities	(3,150)	(856)

Net cash and cash equivalents provided by operating activities	4,623	2,969

Investing activities:
Purchases of securities available for sale	—	(10,333)
Proceeds from sales of securities available for sale	4,728	19,558
Proceeds from paydowns, maturities and calls of securities available for sale	2,635	1,565
Purchases of securities held to maturity	—	(9,343)
Proceeds from paydowns, maturities and calls of securities held to maturity	8,544	10,485
Loan originations and payments, net	(7,531)	(24,807)
Proceeds from sale of SBA loans	—	2,181
Net cash received in branch acquisition	—	3,119
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(549)	(386)
Proceeds from sale of other real estate owned	2,560	859
Purchases of bank premises and equipment	(1,913)	(71)

Net cash and cash equivalents provided (used) in investing activities	8,474	(7,173)

Financing activities:
Net increase (decrease) in deposits	(522)	4,387
Proceeds from Federal Home Loan Bank advances	5,000	—
Net increase in securities sold under agreement to repurchase and other short-term borrowings	3,455	2,111
Additional cost of 2009 common stock issuance	(48)	—

Net cash and cash equivalents provided by financing activities	7,885	6,498

Increase in cash and cash equivalents	20,982	2,294
Cash and cash equivalents at beginning of period	8,070	14,762

Cash and cash equivalents at end of period	$29,052	$17,056

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$6,754	$6,881
Income taxes	1,485	380
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	2,684	1,101
Transfer from covered loans to other real estate owned	676	—

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

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

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 860-10, “Accounting for Transfers of Financial Assets—an amendment of ASC 860.” This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying ASC 810 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The participating interest definition in this statement applies to transfers of government-guaranteed portions of loans, such as those guaranteed by the Small Business Administration (“SBA”). In this regard, if a seller transfers the guaranteed portion on an SBA loan at a premium, the seller is obligated by the SBA to refund the premium to the purchaser if the loan is repaid within 90 days of the transfer. Under this statement, this premium refund obligation is a form of recourse, which means that the transferred guaranteed portion the loan does not meet the definition of a participating interest for the 90-day period that the premium refund obligation exists. As a result, the transfer must be accounted for as a secured borrowing during this period. After the 90 day period, assuming the transferred guaranteed portion and the retained unguaranteed portion of the SBA loan now meet the definition of a participating interest, the transfer of the guaranteed portion can be accounted for as a sale if all of the conditions for sale accounting in the statement are met. Adoption of this statement will result in a 90 day delay in recognizing the sale and gain on sale of the guaranteed portions of any SBA loans.

On June 12, 2009, the FASB issued ASC 810-10, Amendments to FASB Interpretation No. 46(R). this guidance amends ASC 810 to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Unlike ASC 810, this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE. It is expected that the amendments will result in more entities consolidating VIEs that previously were not consolidated. The Statement will also require additional disclosures about an enterprise’s involvement in variable interest entities. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The impact of adoption was not material to our results of operations or financial position.

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

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

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

SNBV granted 48,250 options during the first nine months of 2010. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the nine months ended September 30, 2010:

Dividend yield	0.00%
Expected life	10 years
Expected volatility	42.47%
Risk-free interest rate	3.13%
Weighted average fair value per option granted	$4.08

•	We have paid no dividends.

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

For the three and nine months ended September 30, 2010, stock-based compensation expense was $24 thousand and $59 thousand, respectively, compared to $16 thousand and $39 thousand for the same periods last year. As of September 30, 2010, unrecognized compensation expense associated with the stock options was $380 thousand, which is expected to be recognized over a weighted average period of 3.9 years.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

A summary of the activity in the stock option plan during the nine months ended September 30, 2010 follows (dollars in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	281,675	$8.56
Granted	48,250	7.09
Forfeited	(13,250)	8.53
Exercised	—	—

Options outstanding, end of period	316,675	$8.34	6.6	$74

Vested or expected to vest	316,675	$8.34	6.6	$74
Exercisable at end of period	186,015	$9.03	5.1	$14

3. SECURITIES

The amortized cost and fair value of securities available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
September 30, 2010
SBA guaranteed loan pools	$11,055	$226	$—	11,281
FHLMC preferred stock	16	6	—	22

Total	$11,071	$232	$—	$11,303

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2009
Residential government-sponsored mortgage-backed securities	$4,967	$—	$(53)	$4,914
SBA guaranteed loan pools	13,412	151	(13)	13,550
FHLMC preferred stock	16	25	—	41

Total	$18,395	$176	$(66)	$18,505

The carrying amount and fair value of securities held-to-maturity were as follows (in thousands):

	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
September 30, 2010
Residential government-sponsored mortgage-backed securities	$37,677	$1,783	$—	$39,460
Residential government-sponsored collateralized mortgage obligations	227	8	—	235
Other residential collateralized mortgage obligations	1,245	—	—	1,245
Trust preferred securities	10,075	689	(3,669)	7,095

	$49,224	$2,480	$(3,669)	$48,035

	Carrying Amount	Gross Unrecognized		Fair Value
		Gains	Losses
December 31, 2009
Residential government-sponsored mortgage-backed securities	$45,369	$1,173	$(169)	$46,373
Residential government-sponsored collateralized mortgage obligations	398	21	—	419
Other residential collateralized mortgage obligations	1,577	—	—	1,577
Trust preferred securities	10,352	—	(880)	9,472

	$57,696	$1,194	$(1,049)	$57,841

The fair value and carrying amount, if different, of debt securities as of September 30, 2010, by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

	Held to Maturity		Available for Sale
	Carrying Amount	Fair Value	Fair Value	Amortized Cost
Due in one to five years	$—	$—	$215	$213
Due in five to ten years	—	—	1,453	1,425
Due after ten years	10,075	7,095	9,613	9,417
Residential government-sponsored mortgage-backed securities	37,677	39,460	—	—
Residential government-sponsored collateralized mortgage obligations	227	235	—	—
Other residential collateralized mortgage obligations	1,245	1,245	—	—

Total	$49,224	$48,035	$11,281	$11,055

During the three and nine months ended September 30, 2010, we sold $4.7 million of available-for-sale mortgage-backed securities resulting in a gross gain of $142 thousand with a tax provision of $48 thousand. During the three months ended September 30, 2009, we sold $9.7 million of available-for-sale mortgage-backed securities and 25,000 shares of FHLMC preferred stock resulting in a gross gain of $148 thousand with a tax provision of $50 thousand. During the nine months ended September 30, 2009, we sold $19.5 million of available-for-sale mortgage-backed securities and 25,000 shares of FHLMC preferred stock resulting in a gross gain of $371 thousand with a tax provision of $126 thousand.

Securities with a carrying amount of approximately $49.2 million and $40.1 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. At September 30, 2010 and December 31, 2009, some securities’ fair values were below cost. As outlined in the table below, there were securities with stated maturities totaling approximately $7.1 million in the portfolio that are considered temporarily impaired at September 30, 2010. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of September 30, 2010. The following tables present information regarding securities in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009 (in thousands) by duration of time in a loss position:

September 30, 2010

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Trust preferred securities	$—	$—	$5,659	$(3,669)	$5,659	$(3,669)

December 31, 2009

	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$4,914	$(53)	$—	$—	$4,914	$(53)
SBA guaranteed loan pools	819	(13)	—	—	819	(13)

	$5,733	$(66)	$—	$—	$5,733	$(66)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$14,039	$(169)	$—	$—	$14,039	$(169)
Trust preferred securities	—	—	8,094	(880)	8,094	(880)

	$14,039	$(169)	$8,094	$(880)	$22,133	$(1,049)

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

As of September 30, 2010, we owned pooled trust preferred securities as follows:

								Estimated Fair Value	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Previously Recognized Cumulative Other Comprehensive Loss (1)
	Tranche Level	Ratings When Purchased		Current Ratings
Security		Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value
	(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$8,387	$7,479	$4,221	$179,056	29%	$319
MMCF II B	Senior Sub	A3	AA-	Baa2	BB	573	526	525	34,000	29%	47
MMCF III B	Senior Sub	A3	A-	Ba1	CC	695	679	363	27,000	23%	16

						9,655	8,684	5,109			$382

											Cumulative Other Comprehensive Loss (2)	Cumulative OTTI Related to Credit Loss (2)

Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	478	486	119,100	34%	780	$242
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,043	126	308	137,705	28%	1,338	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,032	—	10	237,750	32%	—	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,039	84	81	111,682	34%	485	470
ALESCO V C1	Mezzanine	A2	A	Ca	C	2,052	560	469	99,442	31%	979	513
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,078	29	304	246,100	37%	490	2,559
ALESCO XVI C	Mezzanine	A3	A-	Ca	C	2,050	114	328	149,900	30%	756	1,180

						13,794	1,391	1,986			$4,828	$7,575

Total						$23,449	$10,075	$7,095

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

Each of these securities has been evaluated for potential impairment under ASC 325. In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to identify the best estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. Deferrals in the collateral pools we own peaked in the first quarter of 2010 and then declined in the second and third quarters. Going forward the cash flow analyses performed included the following assumptions:

•	We assume that .5% of the remaining performing collateral will default or defer in the fourth quarter of 2010 and 50 basis points per annum thereafter.

•	We assume recoveries of 25% with a two year lag on all defaults and deferrals.

•	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.

•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

These assumptions resulted in no OTTI recognition on the trust preferred securities during the third quarter of 2010.

We also own $1.7 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was downgraded from B to CCC by Standard and Poors in September 2009, and it was downgraded from CC to C by Fitch in July 2010. The fair market value is $1.2 million. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, determined that an OTTI does exist as of September 30, 2010 in the amount of $127 thousand. The assumptions used in the analysis included a 6.5% prepayment speed, 15% default rate, a 55% loss severity (which is roughly equivalent to the cumulative severity of the past 12 months) and an accounting yield of 4.75%.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

The following table presents a roll forward of the credit losses for the trust preferred securities and the residential collateralized mortgage obligation recognized in earnings for the nine months ended September 30, 2010 (in thousands):

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1, 2010	$7,714
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	137

Amount of cumulative other-than-temporary impairment related to credit loss as of September 30, 2010	$7,851

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2010 and December 31, 2009:

	Covered Loans	Non-covered Loans	Total Loans	Covered Loans	Non-covered Loans	Total Loans
	September 30, 2010			December 31, 2009
Mortgage loans on real estate:
Commercial	$19,084	$153,099	$172,183	$24,494	$146,295	$170,789
Construction loans to residential builders	—	1,613	1,613	—	5,436	5,436
Other construction and land loans	1,100	42,339	43,439	3,498	42,564	46,062
Residential 1-4 family	31,544	61,919	93,463	33,815	61,024	94,839
Multi- family residential	2,517	13,677	16,194	2,570	10,726	13,296
Home equity lines of credit	42,562	10,830	53,392	44,235	10,532	54,767

Total real estate loans	96,807	283,477	380,284	108,612	276,577	385,189
Commercial loans	2,040	78,594	80,634	3,184	70,757	73,941
Consumer loans	162	2,439	2,601	193	3,528	3,721

Gross loans	99,009	364,510	463,519	111,989	350,862	462,851
Less unearned income on loans	—	(483)	(483)	—	(564)	(564)

Loans, net of unearned income	$99,009	$364,027	$463,036	$111,989	$350,298	$462,287

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

The covered loans acquired in the Greater Atlantic transaction are and will continue to be subject to our internal and external credit review. As a result, if and when credit deterioration is noted subsequent to the acquisition date, such deterioration will be measured through our allowance for loan loss calculation methodology and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflecting the increase to the FDIC indemnification asset. There has been no provision recorded on covered loans since acquisition.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 (in thousands):

	2010	2009
Balance, beginning of period	$5,172	$4,218
Provision charged to operations	3,775	2,203
Recoveries credited to allowance	130	156

Total	9,077	6,577
Loans charged off	(3,552)	(1,706)

Balance, end of period	$5,525	$4,871

Non-covered loans identified as impaired in accordance with ASC 310 totaled $11.3 million with allocated allowance for loan losses in the amount of $371 thousand as of September 30, 2010, including $4.7 million of nonaccrual loans and $6.6 million of restructured loans. The restructured loans are well secured, but the borrowers were experiencing financial difficulties. As a consequence, we agreed to defer some interest payments, and payments are being made in accordance with the restructured terms. This compares to $4.2 million of impaired loans, which were nonaccrual loans, with allocated allowance for loan losses in the amount of $554 thousand at December 31, 2009. Nonaccrual loans were $4.7 million and $4.2 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, there were no loans past due 90 days or more and accruing interest.

At September 30, 2010 we had three restructured loans included in impaired loans totaling $6.6 million with borrowers who experienced deterioration in financial condition. These loans are secured by single-family residential properties or commercial real estate properties. There were no restructured loans as of December 31, 2009. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms. These restructured loans were on accrual status as payments were being made according to the restructured loan terms.

Covered loans identified as impaired in accordance with ASC 310 totaled $4.2 million as of September 30, 2010 and $4.9 million at December 31, 2009. Nonaccrual loans were $2.1 million and $5.1 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, there were no loans past due 90 days or more and accruing interest.

5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $2.6 million and $3.8 million as of September 30, 2010 and December 31, 2009, respectively.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit is based on the contractual amount of these instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

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

At September 30, 2010 and December 31, 2009, we had unfunded lines of credit and undisbursed construction loan funds totaling $106.9 million and $121.7 million, respectively. Our approved loan commitments were $2.1 million and $850 thousand at September 30, 2010 and December 31, 2009, respectively.

6. EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended September 30, 2010
Basic EPS	$1,105	11,590	$0.10
Effect of dilutive stock options and warrants		1	—

Diluted EPS	$1,105	11,591	$0.10

For the three months ended September 30, 2009
Basic EPS	$88	6,799	$0.01
Effect of dilutive stock options and warrants	—	1	—

Diluted EPS	$88	6,800	$0.01

For the nine months ended September 30, 2010
Basic EPS	$3,172	11,590	$0.27
Effect of dilutive stock options and warrants		3	—

Diluted EPS	$3,172	11,593	$0.27

For the nine months ended September 30, 2009
Basic EPS	$637	6,799	$0.09
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$637	6,799	$0.09

There were 459,674 and 457,625 anti-dilutive options and warrants during the three and nine months ended September 30, 2010, respectively, and there were 383,675 and 425,175 anti-dilutive options and warrants during the three and nine months ended September 30, 2009, respectively.

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

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$11,281	$—	$11,281	$—
FHLMC preferred stock	22	22	—	—

Total available-for-sale securities	$11,303	$22	$11,281	$—

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
Residential government-sponsored mortgage-backed securities	$4,914	$—	$4,914	$—
SBA guaranteed loan pools	13,550	—	13,550	—
FHLMC preferred stock	41	41	—	—

Total available-for-sale securities	$18,505	$41	$18,464	$—

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

Management utilized guidance in ASC 820-10 to value these securities. The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own. We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio. When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used. Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI. The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 10.14% to 15.83%. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility. We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Based on our analysis in the first nine months of 2010, there were no OTTI charges on trust preferred securities. There were OTTI charges on trust preferred securities totaling $2.1 million during the first nine months of 2009.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support. The assumptions used in the analysis included a 6.5% prepayment speed, 15% default rate, a 55% loss severity and an accounting yield of 4.75%. Based on this analysis, an OTTI existed as of September 30, 2010 in the amount of $127 thousand. There was an OTTI on this security in the amount of $137 thousand for the nine months ended September 30, 2010, and there was no OTTI for the same period last year.

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

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

Impaired Loans

ASC 820-10 applies to loans measured for impairment using the practical expedients permitted by ASC 310 at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired in accordance with ASC 310 totaled $11.3 million as of September 30, 2010 with an allocated allowance for loan losses totaling $371 thousand compared to a carrying amount of $4.2 million with an allocated allowance for loan losses totaling $554 thousand at December 31, 2009. Provision expense related to the impaired loans at September 30, 2010 totaled $675 thousand and $1.1 million during the three and nine months ended September 30, 2010. Provision expense related to impaired loans totaled $20 thousand and $35 thousand during the three and nine months ended September 30, 2009, respectively.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. OREO is further evaluated quarterly for any additional impairment. Fair value is classified as Level 3 in the fair value hierarchy.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other residential collateralized mortgage obligations	$1,245	$—	$1,245	$—
Impaired non-covered loans	10,943	—	—	10,943

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trust preferred securities, held to maturity	$1,378	$—	$—	$1,378
Other residential collateralized mortgage obligations	1,577	—	1,577	—
Impaired non-covered loans	3,636	—	—	3,636
Impaired covered loans	4,933	—	—	4,933
Non-covered other real estate owned	2,797	—	—	2,797
Covered other real estate owned	740	—	—	740

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$29,052	$29,052	$8,070	$8,070
Securities available for sale	11,303	11,303	18,505	18,505
Securities held to maturity	49,224	48,035	57,696	57,841
Stock in Federal Reserve Bank and Federal
Home Loan Bank	6,489	n/a	5,940	n/a
Net uncovered loans	358,502	360,397	345,126	348,978
Net covered loans	99,009	99,648	111,989	111,989
Accrued interest receivable	2,348	2,348	2,167	2,167
FDIC indemnification asset	18,951	18,951	19,408	19,408
Financial liabilities:
Deposits:
Demand deposits	45,755	45,755	50,838	50,838
Money market and savings accounts	178,001	178,001	134,529	134,529
Certificates of deposit	231,513	234,592	270,424	272,073
Securities sold under agreements to repurchase and other short-term borrowings	25,475	25,475	22,020	22,020
FHLB advances	35,000	35,856	30,000	30,441
Accrued interest payable	418	418	753	753

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2009. Results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of results that may be attained for any other period.

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

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. These statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to update publicly these statements in light of new information or future events.

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

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended September 30, 2010 was $1.1 million and $3.2 million for the nine months ended September 30, 2010, compared to $88 thousand and $637 thousand during the third quarter and the first nine months of 2009. Earnings in the three and nine months ended September 30, 2010 were positively affected by the acquisition of Greater Atlantic Bank and the branch acquisition from Millennium. Earnings in the third quarter and the first nine months of 2009 were adversely impacted by OTTI charges of $1.2 million and $2.1 million, respectively, on several of Sonabank’s trust preferred securities. There were no OTTI charges on the trust preferred securities during the first nine months of 2010. There were OTTI charges on a collateralized mortgage obligation of $127 thousand and $137 thousand during the three and nine months ended September 30, 2010, respectively.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income for the three months ended September 30, 2010 was $6.1 million compared to $4.0 million for the same period last year. Average interest-earning assets for the three months ended September 30, 2010 increased $148.2 million over the same period in 2009. Average loans outstanding increased by $132.1 million in the third quarter of 2010 compared to the third quarter of 2009. Average investment securities increased by $11.0 million in the quarter ended September 30, 2010, compared to the same period last year. The average yield on interest-earning assets increased from 5.69% in 2009 to 5.94% in 2010. Average interest-bearing liabilities for the three months ended September 30, 2010 increased $134.3 million compared to the same period in 2009. Average interest-bearing deposits increased by $129.2 million, while average borrowings increased by $5.2 million compared to the third quarter of 2009. The average cost of interest-bearing liabilities decreased from 2.08% in 2009 to 1.78% in 2010. The interest rate spread for the three months ended September 30, 2010 increased from 3.61% to 4.16% compared to the same period last year. The net interest margin for the three months ended September 30, 2010 increased to 4.38% from 3.89% compared to the same period last year.

Net interest income for the nine months ended September 30, 2010 was $18.8 million compared to $10.5 million for the same period last year. Average interest-earning assets for the nine months ended September 30, 2010 increased $150.7 million over the same period in 2009. Average loans outstanding increased by $141.0 million in the first nine months of 2010 compared to the first nine months of 2009. Average investment securities increased by $8.9 million in the nine months ended September 30, 2010, compared to the same period last year. The average yield on interest-earning assets increased from 5.62% in 2009 to 6.13% in 2010. Average interest-bearing liabilities for the nine months ended September 30, 2010 increased $135.2 million compared to the same period in 2009. Average interest-bearing deposits increased by $130.5 million, while average borrowings increased by $4.7 million compared to the first nine months of 2009. The average cost of interest-bearing liabilities decreased from 2.45% in 2009 to 1.79% in 2010. The interest rate spread for the nine months ended September 30, 2010 increased from 3.17% to 4.34% compared to the same period last year. The net interest margin for the nine months ended September 30, 2010 increased to 4.57% from 3.51% compared to the same period last year.

The significant improvement in the net interest income was attributable to:

•

The impact of the Greater Atlantic Bank and Millennium loan purchase transactions. The accretion of the discount on the Greater Atlantic Bank loans contributed $604 thousand to third quarter net interest income and $2.1 million to net interest income for the nine months ended September 30, 2010.

•

The bottoming of the decline in interest rates in the first quarter of 2009. The prime rate was 3.25% at the end of the first quarter of 2009 and it remained at that level at the end of the third quarter of 2010.

•

Our practice of establishing floor rates on loans, where possible, as they mature or roll over notwithstanding the index rates. On non-SBA loans we have been establishing floors ranging from 6% to 7 1/2%.

The net interest margin was 4.38% in the third quarter of 2010, down from 4.70% in the second quarter of 2010. This decline is attributable to repricing of loans that had fixed rates which expired and converted to floating rates during the third quarter of 2010.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis For the Quarters Ended
	9/30/2010			9/30/2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$466,284	$7,578	6.45%	$334,160	$5,138	6.10%
Investment securities	67,396	630	3.74%	56,367	595	4.22%
Other earning assets	17,716	47	1.05%	12,665	45	1.41%

Total earning assets	551,396	8,255	5.94%	403,192	5,778	5.69%

Allowance for loan losses	(5,889)			(4,715)
Total non-earning assets	69,890			42,217

Total assets	$615,397			$440,694

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$15,482	10	0.27%	$6,473	2	0.11%
Money market accounts	169,019	730	1.71%	55,759	238	1.69%
Savings accounts	5,087	9	0.67%	2,393	4	0.66%
Time deposits	234,368	1,076	1.82%	230,171	1,235	2.13%

Total interest-bearing deposits	423,956	1,825	1.71%	294,796	1,479	1.99%
Borrowings	58,280	343	2.33%	53,128	348	2.60%

Total interest-bearing liabilities	482,236	2,168	1.78%	347,924	1,827	2.08%

Noninterest-bearing liabilities:
Demand deposits	30,178			22,520
Other liabilities	2,755			2,149

Total liabilities	515,169			372,593
Stockholders’ equity	100,228			68,101

Total liabilities and stockholders’ equity	$615,397			$440,694

Net interest income		6,087			3,951

Interest rate spread			4.16%			3.61%
Net interest margin			4.38%			3.89%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest Analysis For the Nine Months Ended
	9/30/2010			9/30/2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$462,451	$23,021	6.66%	$321,499	$14,602	6.07%
Investment securities	71,358	2,048	3.83%	62,500	2,052	4.38%
Other earning assets	16,141	138	1.14%	15,208	121	1.06%

Total earning assets	549,950	25,207	6.13%	399,207	16,775	5.62%

Allowance for loan losses	(5,667)			(4,490)
Total non-earning assets	70,138			42,005

Total assets	$614,421			$436,722

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$15,408	33	0.29%	$7,065	6	0.11%
Money market accounts	162,349	2,069	1.70%	51,568	629	1.63%
Savings accounts	4,931	25	0.68%	2,222	8	0.48%
Time deposits	239,362	3,291	1.84%	230,676	4,667	2.70%

Total interest-bearing deposits	422,050	5,418	1.72%	291,531	5,310	2.44%
Borrowings	56,297	1,001	2.38%	51,591	978	2.53%

Total interest-bearing liabilities	478,347	6,419	1.79%	343,122	6,288	2.45%

Noninterest-bearing liabilities:
Demand deposits	31,631			22,568
Other liabilities	5,340			2,039

Total liabilities	515,318			367,729
Stockholders’ equity	99,103			68,993

Total liabilities and stockholders’ equity	$614,421			$436,722

Net interest income		$18,788			$10,487

Interest rate spread			4.34%			3.17%
Net interest margin			4.57%			3.51%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses is a current charge to earnings made in order to increase the allowance for loan losses to a level deemed appropriate by management based on an evaluation of the loan portfolio. This process involves segmenting the portfolio by loan type and estimating loss experience for each loan type based on historical loss experience, changes in the nature and volume of lending, the external economic and market environment and all other known internal and external factors affecting loan collectability.

The provision for loan losses was $1.0 million for the quarter ended September 30, 2010 compared to $1.2 million for the third quarter of 2009. For the nine months ended September 30, 2010, the provision for loan losses was $3.8 million compared to $2.2 million for the same period last year.

Net charge-offs during the third quarter were $943 thousand and $3.4 million for the first nine months of 2010 compared to $878 thousand and $1.5 million during the same periods in 2009 as credit quality continued to be a challenge for our loan portfolio.

Noninterest Income

The following table presents the major categories on noninterest income for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,
	2010	2009	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$210	$171	$39
Income from bank-owned life insurance	140	144	(4)
Gain on sale of loans	—	155	(155)
Net gain on branch acquisition	—	423	(423)
Net gain (loss) on other assets	(435)	56	(491)
Gain on sales of securities available for sale	142	148	(6)
Net credit impairment losses recognized in earnings	(127)	(1,213)	1,086
Other	20	24	(4)

Total noninterest income (loss)	$(50)	$(92)	$42

	For the Nine Months Ended September 30,
	2010	2009	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$686	$441	$245
Income from bank-owned life insurance	416	432	(16)
Gain on sale of loans	—	155	(155)
Net gain on branch acquisition	—	423	(423)
Net gain (loss) on other assets	(396)	173	(569)
Gain on sales of securities available for sale	142	371	(229)
Net credit impairment losses recognized in earnings	(137)	(2,076)	1,939
Other	314	81	233

Total noninterest income	$1,025	$—	$1,025

During the third quarter of 2010 Sonabank had a noninterest loss of $50 thousand compared to a noninterest loss of $92 thousand during the third quarter of 2009. The third quarter of 2010 loss was primarily attributable to a loss of $460 thousand on the expedited sale of the commercial real estate property we foreclosed on last quarter. In addition, during the third quarter of 2010 there was an other than temporary impairment (“OTTI”) charge of $127 thousand on a collateralized mortgage obligation offset by a gain on the sale of available-for-sale mortgage-backed securities in the amount of $142 thousand. The third quarter of 2009 loss included OTTI charges of $1.2 million partially offset by a gain of $423 thousand related to the Warrenton branch acquisition, a gain on sale of securities of $148 thousand and a gain on sale of loans of $155 thousand.

Noninterest income increased to $1.0 million in the first nine months of 2010 from zero in the first nine months of 2009. During the nine months ended September 30, 2009, there were OTTI charges of $2.1 million compared to $137 thousand for the same period in 2010. Noninterest income for the first nine months of 2010 included account maintenance and deposit service fees of $686 thousand compared to $441 thousand for the same period last year with the increases resulting from the Greater Atlantic Bank and Millennium Branch acquisitions. Other noninterest income for the nine months ended September 30, 2010 included fees in the amount of $227 thousand earned on short-term letters of credit which expired in June 2010.

Noninterest Expense

The following table presents the major categories on noninterest expense for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,
	2010	2009	Change
	(dollars in thousands)
Salaries and benefits	$1,634	$1,098	$536
Occupancy expenses	520	387	133
Furniture and equipment expenses	142	128	14
Amortization of core deposit intangible	236	182	54
Virginia franchise tax expense	184	140	44
FDIC assessment	139	151	(12)
Data processing expense	139	77	62
Telephone and communication expense	100	64	36
Increase in FDIC indemnification asset	(193)	—	(193)
Other operating expenses	489	387	102

Total noninterest expense	$3,390	$2,614	$776

	For the Nine Months Ended September 30,
	2010	2009	Change
	(dollars in thousands)
Salaries and benefits	$4,798	$3,097	$1,701
Occupancy expenses	1,589	1,161	428
Furniture and equipment expenses	447	374	73
Amortization of core deposit intangible	708	545	163
Virginia franchise tax expense	551	422	129
FDIC assessment	540	638	(98)
Data processing expense	453	236	217
Telephone and communication expense	320	192	128
Decrease in FDIC indemnification asset	457	—	457
Other operating expenses	1,531	856	675

Total noninterest expense	$11,394	$7,521	$3,873

Noninterest expenses were $3.4 million and $11.4 million during the third quarter and the first nine months of 2010, respectively, compared to $2.6 million and $7.5 million during the same periods in 2009. Accretion of the FDIC indemnification asset net of decreases resulting from loans identified with evidence of credit deterioration at acquisition that paid off in 2010 reduced noninterest expense by $193 thousand during the third quarter of 2010, and increased noninterest expense by $457 thousand for the nine months ended September 30, 2010. The amortization of the Greater Atlantic Bank core deposit intangible added $50 thousand during the third quarter and $150 thousand during the first nine months of 2010. The remaining increases were primarily attributable to the costs of operating a thirteen branch system rather than an eight branch system. At September 30, 2010, we had 106 full-time equivalent employees compared to 67 at September 30, 2009, which increased our salaries and benefits. Data processing, on-line banking and ATM-related expenses increased by $93 thousand for the third quarter and $345 thousand for the nine months ended September 30, 2010, compared to the same periods last year. Consulting and legal expenses increased from $106 thousand during the first nine months of 2009 to $164 thousand during the nine months ended September 30, 2010, primarily affecting consulting expenses due to the increasingly complex accounting and auditing environment.

Despite the costs associated with the acquisitions of Greater Atlantic Bank and the Millennium Branch, our efficiency ratio improved to 56.4% in the first nine months of 2010 compared to 65.7% in the same period last year.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets of Southern National Bancorp of Virginia were $618.7 million as of September 30, 2010 up from $610.7 million as of December 31, 2009. Net loans receivable increased from $457.1 million at the end of 2009 to $457.5 million at September 30, 2010. Two large loans in the non-covered portfolio totaling approximately $6.4 million were paid off, one on a project completed and refinanced and the other as a result of our borrower being acquired by a larger company. Loans in the amount of $2.7 million were transferred from the non-covered loan portfolio to OREO, and covered loans totaling $676 thousand were transferred to OREO. There were also principal repayments in the covered portfolio acquired in the Greater Atlantic transaction, including large repayments on three loans totaling approximately $3.2 million.

The increase in bank premises and equipment was due to the purchase of certain fixed assets of Greater Atlantic from the FDIC in the amount of $1.6 million.

Total deposits were $455.3 million at September 30, 2010 compared to $455.8 million at December 31, 2009. Brokered certificates of deposit decreased from $70.0 million as of December 31, 2009 to $47.0 million at September 30, 2010, while other certificates of deposit decreased by $15.9 million. Money market accounts increased by $42.7 million during the nine months ended September 30, 2010. Noninterest-bearing deposits were $30.3 million at September 30, 2010 and $33.3 million at December 31, 2009.

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

The following table summarizes the composition of our loan portfolio as of September 30, 2010 and December 31, 2009:

	Covered Loans	Non-covered Loans	Total Loans	Covered Loans	Non-covered Loans	Total Loans
	September 30, 2010			December 31, 2009
Mortgage loans on real estate:
Commercial	$19,084	$153,099	$172,183	$24,494	$146,295	$170,789
Construction loans to residential builders	—	1,613	1,613	—	5,436	5,436
Other construction and land loans	1,100	42,339	43,439	3,498	42,564	46,062
Residential 1-4 family	31,544	61,919	93,463	33,815	61,024	94,839
Multi- family residential	2,517	13,677	16,194	2,570	10,726	13,296
Home equity lines of credit	42,562	10,830	53,392	44,235	10,532	54,767

Total real estate loans	96,807	283,477	380,284	108,612	276,577	385,189
Commercial loans	2,040	78,594	80,634	3,184	70,757	73,941
Consumer loans	162	2,439	2,601	193	3,528	3,721

Gross loans	99,009	364,510	463,519	111,989	350,862	462,851
Less unearned income on loans	—	(483)	(483)	—	(564)	(564)

Loans, net of unearned income	$99,009	$364,027	$463,036	$111,989	$350,298	$462,287

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

Our loss and delinquency experience on our loan portfolio has been limited by a number of factors, including our underwriting standards and the relatively short period of time since the loans were originated. Future loss and delinquency experience will, to a large extend, be a function of external market factors affecting the value of loan collateral, particularly real estate, and the financial well being of our borrowers.

Non-covered Loans and Assets

Non-covered loans identified as impaired in accordance with ASC 310 totaled $11.3 million with allocated allowance for loan losses in the amount of $371 thousand as of September 30, 2010, including $4.7 million of nonaccrual loans and $6.6 million of restructured loans. The restructured loans are well secured, but the borrowers were experiencing financial difficulties. As a consequence, we agreed to defer some interest payments, and payments are being made in accordance with the restructured terms. This compares to $4.2 million of impaired loans which were nonaccrual loans with allocated allowance for loan losses in the amount of $554 thousand at December 31, 2009. Nonaccrual loans were $4.7 million and $4.2 million at September 30, 2010 and December 31, 2009, respectively. The increase in impaired loans is primarily due to the addition of three restructured loans totaling $6.6 million. At September 30, 2010 and December 31, 2009, there were no loans past due 90 days or more and accruing interest.

Non-covered nonperforming assets increased from $7.0 million at December 31, 2009 to $8.1 million at September 30, 2010.

During the nine months ended September 30, 2010, there were transfers from non-covered loans to OREO in the amount of $2.7 million, and there were sales of non-covered OREO totaling $2.1 million. The non-covered OREO balance includes 3 single-family residential properties totaling $545 thousand. The rest of our non-covered OREO balance continues to be comprised of one property in the amount of $2.8 million, which contains 33 finished 2 to 4 acre lots in Culpeper, Virginia. There are no new developments on that property. We continue to monitor the fair value of this property to ensure our carrying value is realizable.

Sonabank has an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at September 30, 2010.

The following table sets forth selected asset quality ratios as of the dates indicated:

	As of
	September 30, 2010	December 31, 2009
Allowance for loan losses to total non-covered loans	1.52%	1.48%
Non-covered nonperforming assets to total non-covered assets	1.56%	1.41%
Non-covered nonperforming assets to total non-covered loans and OREO	2.19%	1.98%

We do not have a formal loan modification program. Rather, we work with individual customers on a case-by-case basis to facilitate the orderly collection of our principal and interest before a loan becomes a non-performing loan. If a customer is unable to make contractual payments, we review the circumstances of the customer’s situation and negotiate a revised payment stream. In other words, we identify performing customers experiencing financial difficulties and through negotiations, we lower their interest rate or defer the receipt of interest payments for a period of up to a year. Our goal when restructuring a credit is to afford the customer a reasonable period of time to remedy the issue causing cash flow constraints within their business so that they can return to performing status over time.

Our loan modifications have taken the form of deferral of interest payments and/or curtailment of scheduled principal payments. Our restructured loans are all collateral secured loans. If a customer fails to perform under the modified terms, we place the loan on non-accrual status and begin the process of working with the customer to liquidate the underlying collateral to satisfy the debt.

At September 30, 2010, we had three restructured loans totaling $6.6 million with borrowers who experienced deterioration in financial condition. These loans were included in impaired loans. All of these loans were granted interest rate deferrals to provide cash flow relief to customers experiencing cash flow difficulties. There were no concessions made to forgive principal or interest relative to these loans. These loans are secured by first liens on single-family residential or commercial real estate properties. We do not hold a second or junior lien position on these restructured loans. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms. As such, these restructured loans were on accrual status at the balance sheet date as payments were being made according to the restructured loan terms. These loans have not had a partial charge-off. In accordance with ASC 310-50-2, we continue to report restructured loans as restructured until such time as the loan has developed a reasonable repayment history, the borrower displays the financial capacity to repay, and the loan terms return to the terms in place prior to the restructure. If the customer fails to perform, we place the loan on non-accrual status and seek to liquidate the underlying collateral for these loans. Changes in value for impairment, including the amount attributed to the passage of time, are recorded entirely within the provision for loans losses.

We consider any loan that is restructured for a borrower experiencing financial difficulties due to a borrower’s potential inability to pay in accordance with contractual terms of the loan a troubled debt restructure (“TDR”). Specifically, we consider a concession involving a modification of the loan terms, such as (i) a reduction of the stated interest rate, (ii) reduction or deferral of principal, (iii) reduction or deferral of accrued interest at a stated interest rate lower than the current market rate for new debt with similar risk all to be TDRs. When a modification of terms is made for a competitive reason, we do not consider that to be a TDR. The primary example of a competitive modification would be an interest rate reduction for a performing credit worthy customer to a market rate as the result of a market decline in rates.

Covered Loans and Assets

Covered loans identified as impaired in accordance with ASC 310 totaled $4.2 million as of September 30, 2010 and $4.9 million at December 31, 2009. Nonaccrual loans were $2.1 million and $5.1 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, there were no loans past due 90 days or more and accruing interest.

We sold the property with several apartment units in Georgia from the Greater Atlantic covered OREO portfolio. The covered OREO portfolio consists of 2 commercial properties totaling $676 thousand at September 30, 2010.

Securities

Investment securities, available for sale and held to maturity, were $60.5 million at September 30, 2010 and $76.2 million at December 31, 2009.

As of September 30, 2010 we owned pooled trust preferred securities as follows:

Security	Tranche Level	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Value	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Previously Recognized Cumulative Other Comprehensive Loss (1)

		Moody’s	Fitch	Moody’s	Fitch
	(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$8,387	$7,479	$4,221	$179,056	29%	$319
MMCF II B	Senior Sub	A3	AA-	Baa2	BB	573	526	525	34,000	29%	47
MMCF III B	Senior Sub	A3	A-	Ba1	CC	695	679	363	27,000	23%	16

						9,655	8,684	5,109			$382

											Cumulative Other Comprehensive Loss (2)	Cumulative OTTI Related to Credit Loss (2)
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	478	486	119,100	34%	780	$242
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,043	126	308	137,705	28%	1,338	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,032	—	10	237,750	32%	—	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,039	84	81	111,682	34%	485	470
ALESCO V C1	Mezzanine	A2	A	Ca	C	2,052	560	469	99,442	31%	979	513
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,078	29	304	246,100	37%	490	2,559
ALESCO XVI C	Mezzanine	A3	A-	Ca	C	2,050	114	328	149,900	30%	756	1,180

						13,794	1,391	1,986			$4,828	$7,575

Total						$23,449	$10,075	$7,095

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

Each of these securities has been evaluated for potential impairment under ASC 325. In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to identify the best estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. Deferrals in the collateral pools we own peaked in the first quarter of 2010 and then declined in the second and third quarters. Going forward the cash flow analyses performed included the following assumptions:

•	We assume that .5% of the remaining performing collateral will default or defer in the fourth quarter of 2010 and 50 basis points per annum thereafter.

•	We assume recoveries of 25% with a two year lag on all defaults and deferrals.

•	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.

•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

These assumptions resulted in no OTTI recognition on the trust preferred securities during the third quarter of 2010.

We also own $1.7 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was downgraded from B to CCC by Standard and Poors in September 2009, and it was downgraded from CC to C by Fitch in July 2010. The fair market value is $1.2 million. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, determined that an OTTI does exist as of September 30, 2010 in the amount of $127 thousand. The assumptions used in the analysis included a 6.5% prepayment speed, 15% default rate, a 55% loss severity (which is roughly equivalent to the cumulative severity of the past 12 months) and an accounting yield of 4.75%.

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

During the three and nine month periods ended September 30, 2010, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 2010, we had $106.9 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $2.1 million at September 30, 2010. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
SNBV
Tier 1 risk-based capital ratio	$91,325	20.84%	$17,531	4.00%	N/A	N/A
Total risk-based capital ratio	96,783	22.08%	35,062	8.00%	N/A	N/A
Leverage ratio	91,325	15.16%	24,104	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$87,874	20.06%	$17,526	4.00%	$26,289	6.00%
Total risk-based capital ratio	93,331	21.30%	35,052	8.00%	43,815	10.00%
Leverage ratio	87,874	14.58%	24,104	4.00%	30,130	5.00%

December 31, 2009
SNBV
Tier 1 risk-based capital ratio	$87,208	17.32%	$20,146	4.00%	N/A	N/A
Total risk-based capital ratio	92,380	18.34%	40,292	8.00%	N/A	N/A
Leverage ratio	87,208	17.37%	20,084	4.00%	N/A	N/A
Sonabank
Tier 1 risk-based capital ratio	$83,764	16.63%	$20,143	4.00%	$30,214	6.00%
Total risk-based capital ratio	88,936	17.66%	40,286	8.00%	50,357	10.00%
Leverage ratio	83,764	16.68%	20,084	4.00%	25,105	5.00%

The increase in the risk-based capital ratios as of September 30, 2010 compared to December 31, 2009, is primarily the result of assigning a 20% risk weight to the assets covered under the FDIC loss-sharing agreement. A Financial Institution Letter was issued in the first quarter of 2010 which clarified that exposures that are covered under an FDIC loss-sharing agreement may be assigned a 20% risk weight.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of September 30, 2010 and December 31, 2009, and all changes are within our ALM Policy guidelines:

	Sensitivity of Market Value of Portfolio Equity As of September 30, 2010
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$101,452	$2,139	2.15%	16.40%	101.04%
Up 200	101,629	2,316	2.33%	16.43%	101.22%
Up 100	100,996	1,683	1.69%	16.32%	100.59%
Base	99,313	—	0.00%	16.05%	98.91%
Down 100	94,063	(5,250)	-5.29%	15.20%	93.68%
Down 200	90,741	(8,572)	-8.63%	14.67%	90.37%
Down 300	88,985	(10,328)	-10.40%	14.38%	88.62%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2009
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$91,216	$(4,877)	-5.08%	14.92%	93.92%
Up 200	93,099	(2,994)	-3.12%	15.23%	95.86%
Up 100	94,666	(1,427)	-1.49%	15.48%	97.47%
Base	96,093	—	0.00%	15.72%	98.94%
Down 100	94,855	(1,238)	-1.29%	15.51%	97.66%
Down 200	92,570	(3,523)	-3.67%	15.14%	95.31%
Down 300	89,569	(6,524)	-6.79%	14.65%	92.22%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2010 and December 31, 2009 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income As of September 30, 2010
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$26,639	$4,104	4.72%	0.71%
Up 200	25,220	2,685	4.48%	0.47%
Up 100	23,773	1,238	4.22%	0.21%
Base	22,535	—	4.01%	0.00%
Down 100	22,725	190	4.04%	0.03%
Down 200	22,941	406	4.08%	0.07%
Down 300	22,966	431	4.08%	0.07%

	Sensitivity of Net Interest Income As of December 31, 2009
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$26,288	$2,814	4.45%	0.47%
Up 200	25,358	1,884	4.30%	0.32%
Up 100	24,392	918	4.14%	0.16%
Base	23,474	—	3.98%	0.00%
Down 100	24,214	740	4.11%	0.13%
Down 200	24,240	766	4.11%	0.13%
Down 300	24,208	734	4.11%	0.13%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

SNBV and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. Sonabank is a party to a lawsuit relating to an action taken by 1st Service Bank, which Sonabank acquired in December 2006. The action taken by 1st Service Bank occurred in October 2005. Sonabank is vigorously contesting the lawsuit which has a maximum liability of $85 thousand. There are no other proceedings pending, or to management’s knowledge, threatened, against SNBV or Sonabank at this time.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

November 8, 2010	/s/ GEORGIA S. DERRICO
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

November 8, 2010	/s/ WILLIAM H. LAGOS
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer