Form 10-K
period 2010-12-31
Southern National Bancorp of Virginia Inc
filed 2011-03-15
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $79,300,591 based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of March 2, 2011 was 11,590,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2011 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Form 10-K.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-K

i

PART I

Item 1.—Business

Overview

Southern National Bancorp of Virginia, Inc. (“SNBV”, “we” or “our”) is the bank holding company for Sonabank (“Sonabank” or the “Bank”), a Virginia state chartered bank which commenced operations on April 14, 2005. Sonabank conducts full-service community banking operations from locations in Fairfax County (Reston, McLean and Fairfax), Charlottesville, Warrenton, Leesburg, New Market, Front Royal, South Riding and Clifton Forge, Virginia and in Rockville, Maryland and maintains loan production offices in Richmond, Charlottesville, Warrenton and Fredericksburg. As of December 31, 2010, we reported, on a consolidated basis, total assets of $590.8 million, total loans, net of unearned income, of $459.4 million, total deposits of $431.0 million and shareholders’ equity of $99.1 million.

While we offer a wide range of commercial banking services, we focus on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes. We are the leading Small Business Administration (SBA) lender among Virginia community banks. We also invest in real estate-related securities, including collateralized mortgage obligations and agency mortgage backed securities. Our principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. We offer a broad range of deposit products, including checking (NOW), savings, money market accounts and certificates of deposit. We actively pursue business relationships by utilizing the business contacts of our directors, senior management and other bank officers, thereby capitalizing on our knowledge of our local market areas.

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

•

Continue to Pursue Selective Acquisition Opportunities. Historically, acquisitions have been a key part of our growth. Since our formation, we have completed the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009, the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge branch of First Community Bancorp, Inc. in December of 2005. We intend to continue to review branch and whole bank acquisition opportunities, including possible acquisitions of failed financial institutions in FDIC assisted transactions, and will pursue these opportunities if they represent the most efficient use of our capital under the circumstances. We believe that we have demonstrated that we have the skill set and experience to acquire and integrate successfully both bank and branch acquisitions, and that with the strong capital position we have, we are well-positioned to take advantage of acquisition opportunities as they may arise. We intend to focus on targets in our market areas or other attractive areas with significant core deposits and/or a potential customer base compatible with our growth strategy.

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

•

Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures in an effort to ensure that, despite the growth in our loan portfolio, we strive to maintain strong asset quality.

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

General

Our principal business is the acquisition of deposits from the general public through our branch offices and deposit intermediaries and the use of these deposits to fund our loan and investment portfolios. We seek to be a full service community bank that provides a wide variety of financial services to our middle market corporate clients as well as to our retail clients. We are an active commercial lender, have been designated as a “Preferred SBA Lender” and participate in the Virginia Small Business Financing Authority lending program. In addition, we are an active commercial real estate lender. We also invest funds in mortgage-backed securities, collateralized mortgage obligations, securities issued by agencies of the federal government and pooled trust preferred securities.

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

The following is a discussion of each of the major types of lending:

Commercial Real Estate Lending

Permanent. Commercial real estate lending includes loans for permanent financing. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is strong. At December 31, 2010, our commercial real estate loans for permanent financing including multi-family residential loans and loans secured by farmland totaled $200.0 million, of which $19.7 million was acquired in the Greater Atlantic transaction.

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

Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2010, we had $40.6 million of construction, land and development loans, of which $1.1 million was acquired in the Greater Atlantic transaction.

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

Commercial Business Lending

These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2010, our commercial business loans totaled $77.6 million, of which $1.0 million was acquired in the Greater Atlantic transaction.

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

Residential Mortgage Lending

Permanent. Our business model generally does not include making permanent residential mortgage loans. We do it only on a case-by-case basis. In the case of conventional loans, we typically lend up to 80% of the appraised value of single-family residences and require mortgage insurance for loans exceeding that amount. We have no sub-prime loans. At December 31, 2010, we had $88.8 million of permanent residential mortgage loans. Of that amount, $27.2 million remain from the purchase of 1st Service Bank, and $29.9 million was acquired in the Greater Atlantic transaction.

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

Home Equity Lines of Credit. Sonabank rarely originates home equity lines of credit. At December 31, 2010, we had outstanding balances totaling $50.8 million, of which $40.3 million was acquired in the Greater Atlantic transaction. We had previously acquired outstanding balances of home equity lines of credit in the amount of $8.0 million in the acquisition of 1st Service Bank in 2006.

Consumer Lending

To a limited extent, we offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of his gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2010, we had $2.2 million of consumer loans.

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

We have a standing Credit Committee comprised of certain officers, each of whom has a defined lending authority in combination with other officers. These individual lending authorities are determined by our Chief Executive Officer and certain directors and are based on the individual’s technical ability and experience. These authorities must be approved by our board of directors and our Credit Committee. Our Credit Committee is comprised of four levels of members: junior, regular, senior, and executive, based on experience. Our executive members are Ms. Derrico and Messrs. Porter and Baker. Mr. Stevens, Chief Risk Officer, must approve risk ratings for loans over $1.5 million. Loans over a certain size must be approved by the full Board of Directors or two outside directors. (See “Management.”) Under our loan approval process, the sponsoring loan officer’s approval is required on all credit submissions. This approval must be included in or added to the individual and joining authorities outlined below. The sponsoring loan officer is primarily responsible for the customer’s relationship with us, including, among other things, obtaining and maintaining adequate credit file information. We require each loan officer to maintain loan files in an order and detail that would enable a disinterested third party to review the file and determine the current status and quality of the credit.

In addition to approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one senior or one executive member must approve all loans in the amount of $100,000 or more. All three of the executive members of the committee must approve all loans of $1 million or more. Regardless of the number of approvals needed, we encourage each member not to rely on another member’s approval as a basis for approval and to treat his approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is limited to 15% of our unimpaired capital and surplus. We have an internal guidance line of 75% to 80% of the legal lending limit. As of December 31, 2010, our legal lending limit was approximately $13.9 million, although we have no loans to one borrower that approach our legal lending limit to date. Our largest group credit as of December 31, 2010, was approximately $9.0 million.

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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned account until it is sold. These assets are carried at fair value net of estimated selling costs. To the extent there is a decline in value, that amount is charged to operating expense. At December 31, 2010, we had other real estate owned totaling $4.6 million, of which $676 thousand, net of discount, resulted from foreclosures on loans that were acquired in the Greater Atlantic transaction.

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

•	Other Consumer/Retail Products and Services. Other products and services that are offered by the Bank are primarily directed toward the individual customer and include the following:

•	Debit cards

•	ATM services

•	Travelers Checks

•	Savings bonds

•	Notary service in some branches

•	Wire transfers

•	Telephone banking

•	Online banking with bill payment services

•	Credit Cards

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

Employees

At December 31, 2010, we had 107 full-time equivalent employees, four of whom were executive officers. Management considers its relations with its employees to be good. Neither we nor Sonabank are a party to any collective bargaining agreement.

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

Some of the activities that the FRB has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser. In approving acquisitions or the addition of activities, the FRB considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. SNBV does not currently plan to perform any of these activities, but may do so in the future.

With some limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the FRB before: (i) acquiring substantially all the assets of any bank; (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or (iii) merging or consolidating with another bank holding company. In approving bank acquisitions by bank holding companies, the FRB is required to consider, among other things, the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

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

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized under the prompt-corrective-action provisions of the Federal Deposit Insurance Corporation Act of 1991 and well-managed under applicable FRB regulations and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the FRB determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the FRB, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although SNBV has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, SNBV may elect to do so in the future.

Insurance of Deposits. Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and the Bank must pay deposit insurance assessments to the FDIC for such deposit insurance protection. The FDIC maintains the DIF by designating a required reserve ratio. If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the DIF will return to an acceptable level generally within 5 years. The designated reserve ratio is currently set at 2.00%. The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors. Under its current regulations, the FDIC imposes assessments for deposit insurance according to a depository institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a combination of weighted average CAMELS component ratings, financial ratios and, for institutions that have long-term debt ratings, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and the initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

In November 2009, the FDIC adopted a rule that required all insured institutions with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The assessment, which totaled $1.9 million for SNBV, was calculated by taking the institution’s actual September 30, 2009 assessment base and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012. Each institution recorded the entire amount of its prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, each institution records an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted. As of December 31, 2010, $1.2 million in prepaid assessments is included in other assets in the accompanying consolidated balance sheet.

On February 7, 2011, the FDIC approved a final rule that amends its existing DIF restoration plan and implements certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Effective April 1, 2011, the assessment base will be determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits. Since the change will result in a much larger assessment base, the final rule also lowers the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts currently being collected. The new assessment rates, calculated on the revised assessment base, will generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. The new assessment rates will be calculated for the quarter beginning April 1, 2011 and reflected in invoices for assessments due September 30, 2011.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the DIF in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. The FRB’s Regulation Y, for example, generally requires a holding company to give the FRB prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to

10% or more of the holding company’s consolidated net worth. The FRB may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the FRB could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

Capital Requirements. Each of the FRB and the FDIC has issued risk-based and leverage capital guidelines under a two-tier capital framework applicable to banking organizations that it supervises. Under the risk-based capital requirements, SNBV and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which generally consists of common shareholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance and unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

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

In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

As an institution’s capital decreases, the FDIC’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Proposed Revisions to Capital Adequacy Requirements. The Dodd-Frank Wall Street Reform and Consumer Protection Act requires the FRB, the Office of the Comptroller of the Currency (“OCC”) and the FDIC to adopt regulations imposing a continuing “floor” of the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”) capital requirements in cases where the 2004 Basel Committee capital accord (“Basel II”) capital requirements and any changes in capital regulations resulting from Basel III (defined below) otherwise would permit lower requirements. In December 2010, the FRB, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally and systemically important financial institutions. In addition to Basel III, the Dodd-Frank Wall Street Reform and Consumer Protection Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). Basel III also provides for a “countercyclical capital buffer,” that would be added to the capital conservation buffer generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk.

Proposed Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework will require banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms could change before implementation.

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

It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Under FRB policy, a bank holding company has historically been required to act as a source of financial strength to each of its banking subsidiaries. The Dodd-Frank Wall Street Reform and Consumer Protection Act codifies this policy as a statutory requirement. Under this requirement, SNBV is expected to commit resources to support Sonabank, including at times when SNBV may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

Capital adequacy requirements serve to limit the amount of dividends that may be paid by Sonabank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” The bank regulatory agencies may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

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

Privacy. Under the GLBA, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the GLBA. Sonabank has established policies and procedures to assure our compliance with all privacy provisions of the GLBA.

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

Anti-Terrorism and Anti-Money Laundering Legislation. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Reserve Requirements. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2011, the first $10.7 million will be exempt from reserve requirements. A 3.0% reserve ratio will be assessed on net transaction accounts over $10.7 million to and including $58.8 million. A 10.0% reserve ratio will be applied to net transaction accounts in excess of $58.8 million. These percentages are subject to adjustment by the FRB.

Restrictions on Transactions with Affiliates and Insiders. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. In general, Section 23A imposes limits on the amount of such transactions to 10% of Sonabank’s capital stock and surplus and requires that such transactions be secured by designated amounts of specified collateral. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of SNBV or its subsidiaries. Commencing in July 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act will require that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between Sonabank and its affiliates be on terms substantially the same, or at least as favorable to Sonabank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The FRB has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Community Reinvestment Act. Under the Community Reinvestment Act and related regulations, depository institutions have a continuing and affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The GLBA and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination. The Bank received a “satisfactory” rating in the most recent examination for Community Reinvestment Act compliance in October 2010.

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

Legislative Initiatives. In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and State Legislatures. Such initiatives may change banking statutes and the operating environment for us and Sonabank in substantial and unpredictable ways. We cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of our operations or the operations of Sonabank. A change in statutes, regulations or regulatory policies applicable to us or Sonabank could have a material effect on the financial condition, results of operations or business of our company and Sonabank.

Dodd-Frank Wall Street Reform and Consumer Protection Act. In July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act regulatory reform legislation, which the President signed into law on July 21, 2010. Many aspects of the Dodd-Frank Wall Street Reform and Consumer Protection Act are subject to further rulemaking and will take effect over several years, making it difficult for us to anticipate the overall financial impact to us or across the industry. This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, will:

•	Create a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•

Apply the same leverage and risk–based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require us to deduct all trust preferred securities issued on or after May 19, 2010 from our Tier 1 capital (existing trust preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009 are exempt from this requirement);

•	Broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period;

•

Permanently increase FDIC deposit insurance to $250,000 and provide unlimited FDIC deposit insurance beginning December 31, 2010 until January 1, 2013 for noninterest bearing demand transaction accounts at all insured depository institutions;

•

Permit banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

Require financial holding companies to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state;

•	Eliminate the ceiling on the size of the DIF and increase the floor of the size of the DIF;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•

Amend the Electronic Fund Transfer Act to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	Increase the authority of the FRB to examine us and our non-bank subsidiaries.

Management is actively reviewing the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act and assessing its probable impact on our business, financial condition and results of operations. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of newly issued trust preferred securities could require us to seek other sources of capital in the future. Many aspects of the Dodd-Frank Wall Street Reform and Consumer Protection Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Incentive Compensation. In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, on February 7, 2011, the FDIC proposed an interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the proposed rule, financial institutions must prohibit incentive-based compensation arrangements that encourage inappropriate risk taking that are deemed excessive or that may lead to material losses.

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

Enforcement Powers of Federal and State Banking Agencies. The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject SNBV or the Bank and their subsidiaries, as well as officers, directors, and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above, the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The Virginia Bureau of Financial Institutions also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors and impose fines.

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

Item 1A. Risk Factors

An investment in our common stock involves risks. The following is a description of the material risks and uncertainties that SNBV believes affect its business and an investment in the common stock. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of the risks described in this Annual Report on Form 10-K were to occur, SNBV’s financial condition, results of operations and cash flows could be materially and adversely affected. If this were to happen, the value of the common stock could decline significantly and you could lose all or part of your investment.

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

While economic conditions in the Commonwealth of Virginia and the U.S. are showing signs of recovery, there can be no assurance that these difficult conditions will continue to improve. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on our borrowers and/or their customers, which could adversely affect our business, financial condition and results of operations.

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

Among other sources of funds, Sonabank relies on brokered deposits to provide funds with which to make loans and provide for its other liquidity needs. Like many community banks, Sonabank’s loan demand has exceeded the rate at which it has been able to increase its deposits, and, as a result, Sonabank has relied on brokered deposits as a source of funds, though less so during 2010. As of December 31, 2010, brokered deposits, which include brokered certificates of deposit and brokered money market deposits, amounted to $37.2 million with an average cost of 1.02%, or approximately 8.6% of total deposits, a decrease of $59.8 million, or 61.6%, compared with brokered certificates of deposit and brokered money market deposits of $97.0 million with an average cost of 1.85% at December 31, 2009. Generally, brokered deposits may not be as stable as other types of deposits, and, in the future, those depositors may not renew their deposits when they mature, or Sonabank may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or with funds from other sources. Additionally, if Sonabank ceases to be “well capitalized” for bank regulatory purposes, it will not be able to accept, renew or rollover brokered deposits without a waiver from the FDIC. As of December 31, 2010, Sonabank is categorized as well-capitalized with total risk-based capital, Tier 1 risk-based capital and leverage ratios of 20.99%, 19.74% and 14.64%, respectively. An inability to maintain or replace these brokered deposits as they mature could adversely affect Sonabank’s liquidity. Further, paying higher interest rates to maintain or replace these deposits could adversely affect Sonabank’s net interest margin and its results of operations.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

We maintain an investment portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities. The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. We periodically, but not less than quarterly, evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. During the year ended December 31, 2010, we incurred other-than-temporary impairment charges of $288 thousand pre-tax on two of our trust preferred securities holdings and one collateralized mortgage obligation. During the year ended December 31, 2009, we incurred other-than-temporary impairment charges of $7.7 million pre-tax on seven of our trust preferred securities holdings and one collateralized mortgage obligation. For the year ended December 31, 2008, we incurred other-than-temporary impairment charges of $1.5 million pre-tax on our holding of Freddie Mac perpetual preferred stock. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2010, our goodwill totaled $8.7 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

If our nonperforming assets increase, our earnings will suffer.

SNBV experienced a significant increase in nonperforming assets from December 31, 2008 to December 31, 2010, resulting in increases to our provision for loan losses. At December 31, 2010, our nonperforming assets (which consist of nonaccrual loans, loans past due 90 days and accruing and other real estate owned (“OREO”)) totaled $13.5 million, or 3.63% of total non-covered loans and OREO, which is an increase of $5.0 million or 58.1% compared with nonperforming assets at December 31, 2009. At December 31, 2008, our non-performing assets were $4.8 million, or 1.59% of total loans and OREO.

Until economic and market conditions improve, we may continue to incur losses relating to an increase in nonperforming assets. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral, which may ultimately result in a loss. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, an increase in the level of nonperforming assets increases our regulatory risk profile. There can be no assurance that we will not experience future increases in nonperforming assets.

A significant amount of our loans are secured by real estate and the continued economic slowdown and depressed residential real estate market in our primary markets could be detrimental to our financial condition and results of operations.

Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $380.2 million, or approximately 82.8% of our total loan portfolio, as of December 31, 2010. Total real estate loans covered under the FDIC loss sharing agreement amount to $91.0 million. The residential and commercial real estate sectors of the U.S. economy experienced an economic slowdown that has continued into 2010. Specifically, the values of residential and commercial real estate located in our market areas have declined, and these declines may continue in the future. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of operations.

Current market conditions include an over-supply of land, lots, and finished homes in many markets, including those where we do business. As of December 31, 2010, $139.6 million, or approximately 30.3% of our total loans, were secured by single-family residential real estate. This includes $88.8 million in residential 1-4 family loans and $50.8 million in home equity lines of credit. Total single-family residential real estate loans covered under the FDIC loss sharing agreement amount to $70.2 million. If housing markets in our market areas continue to deteriorate, we may experience a further increase in nonperforming loans, provisions for loan losses and charge-offs. While it is difficult to predict how long these conditions will exist and which markets, products or other segments of our loan and securities portfolio might ultimately be affected, these factors could adversely affect our ability to grow our earning assets or affect our results of operations.

If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.

As of December 31, 2010, a significant portion of our loan portfolio was comprised of loans secured by commercial real estate. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, which we have seen and continue to experience, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio should the real estate market in Virginia and our market area maintain its depressed levels. A continued weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values decline further, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.

We are subject to risks related to our concentration of construction and land development and commercial real estate loans.

As of December 31, 2010, we had $40.6 million of construction loans, of which $1.1 million are covered loans under the FDIC loss sharing agreement. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

•	the viability of the contractor;

•	the value of the project being subject to successful completion;

•	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

•	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction loans which provides us with an additional source of repayment. As of December 31, 2010, we had non-covered nonperforming construction and development loans in the amount of $2.3 million and $2.8 million of non-covered assets that have been foreclosed. If one or more of our larger borrowers were to default on their construction and development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

As of December 31, 2010, we had $200.0 million of commercial real estate loans including multi-family residential loans and loans secured by farmland, of which $19.7 million is covered by the FDIC loss sharing agreement. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service. Federal bank regulatory authorities issued the Interagency Guidance on Concentrations in Commercial Real Estate Lending in December of 2006 to provide guidance regarding significant concentrations of commercial real estate loans within bank loan portfolios. The FDIC reiterated this guidance in a letter to financial institutions dated March 17, 2008 (FIL-22-2008) titled “Managing Commercial Real Estate Concentrations in a Challenging Environment” to remind banks that their risk management practices and capital levels should be commensurate with the level and nature of their commercial real estate concentration risk. Banks with higher levels of commercial real estate loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposures. Sonabank’s commercial real estate loans are below the thresholds identified as significant by the regulatory guidance. If there is deterioration in our commercial real estate portfolio or if regulatory authorities conclude that we have not implemented appropriate risk management policies and practices, it could adversely affect our business and result in a requirement of increased capital levels, and such capital may not be available at that time.

The benefits of our FDIC loss-sharing agreements may be reduced or eliminated.

In connection with Sonabank’s assumption of the banking operations of Greater Atlantic Bank, the Bank entered into the Agreement, which contains loss-sharing provisions. Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets (referred to herein as the “covered assets”), could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the Greater Atlantic Bank acquisition, we recorded a loss-sharing asset that reflects our estimate of the timing and amount of future losses that are anticipated to occur in and used to value the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyzed the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

If our assumptions related to the timing or amount of expected losses are incorrect, there could be a negative impact on our operating results. Increases in the amount of future losses in response to different economic conditions or adverse developments in the acquired loan portfolio may result in increased credit loss provisions. Changes in our estimate of the timing of those losses, specifically if those losses are to occur beyond the applicable loss-sharing periods, may result in impairments of the FDIC indemnification asset.

Our ability to obtain reimbursement under the loss-sharing agreements on covered assets depends on our compliance with the terms of the loss-sharing agreements.

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss-sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The agreements contain specific, detailed and cumbersome compliance, servicing, notification and reporting requirements, and failure to comply with any of the requirements and guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2010, $92.8 million, or 16%, of SNBV’s assets were covered by the FDIC loss-sharing agreements.

Under the terms of the FDIC loss-sharing agreements, the assignment or transfer of a loss-sharing agreement to another entity generally requires the written consent of the FDIC. In addition, the Bank may not assign or otherwise transfer a loss-sharing agreement during its term without the prior written consent of the FDIC. Our failure to comply with the terms of the loss-sharing agreements or to manage the covered assets in such a way as to maintain loss-share coverage on all such assets may cause individual loans or large pools of loans to lose eligibility for loss share payments from the FDIC. This could result in material losses that are currently not anticipated.

Changes to government guaranteed loan programs could affect our SBA business.

Sonabank relies on originating government guaranteed loans, in particular those guaranteed by the SBA. As of December 31, 2010, Sonabank had $29.3 million of SBA loans. Sonabank originated $12.6 million,

$17.7 million and $11.0 million in SBA loans in the years ended December 31, 2010, 2009 and 2008, respectively. Sonabank sold the guaranteed portions of some of its SBA loans in the secondary market in 2008 and 2009 and intends to continue such sales, which are a source of non-interest income for Sonabank, when market conditions are favorable. We can provide no assurance that Sonabank will be able to continue originating these loans, that it will be able to sell the loans in the secondary market or that it will continue to realize premiums upon any sale of SBA loans.

SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on our business. Currently, the maximum limit on individual 7(a) loans which the SBA will permit is $2.0 million. Any reduction in this level could adversely affect the volume of our business. As of December 31, 2010, our SBA business constitutes 6.4% of our total loans. The periodic uncertainty of the SBA program relative to availability, amounts of funding and the waiver of associated fees creates greater risk for our business than do more stable aspects of our business.

The federal government presently guarantees 75% to 90% of the principal amount of each qualifying SBA loan under the 7(a) program. We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, it is possible that Sonabank could lose its preferred lender status which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA. It is also possible the federal government could reduce the amount of loans which it guarantees. In addition, we are dependent on the expertise of our personnel who make SBA loans in order to continue to originate and service SBA loans. If we are unable to retain qualified employees in the future, our income from the origination of SBA loans could be substantially reduced.

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

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly depleted the FDIC’s DIF, resulting in a decline in the ratio of reserves to insured deposits to historical lows. The FDIC anticipates that additional insured depository institutions are likely to fail in the foreseeable future so the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000. These developments have caused the premiums assessed on us by the FDIC to increase and materially increase our noninterest expense.

On February 7, 2011, the FDIC approved a final rule that amends its existing DIF restoration plan and implements certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Effective April 1, 2011, the assessment base will be determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits. Since the change will result in a much larger assessment base, the final rule also lowers the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts currently being collected. The new assessment rates, calculated on the revised assessment base, will generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. The new assessment rates will be calculated for the quarter beginning April 1, 2011 and reflected in invoices for assessments due September 30, 2011.

It is possible that our FDIC assessments could increase under these final regulations and could have an adverse impact on our results of operations. For the year ended December 31, 2010, our FDIC insurance related costs were $705 thousand compared with $755 thousand and $211 thousand for the years ended December 31, 2009 and 2008. We are unable to predict the impact in future periods; including whether and when additional special assessments will occur, in the event the economic crisis continues.

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

Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington D.C., Charlottesville and Clifton Forge (Alleghany County), Front Royal, New Market and

the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in our market areas. As of December 31, 2010, substantially all of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in this region slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability. In the last several years, economic conditions in our market area have declined and if this continues for a prolonged period of time, we would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital.

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

Quantitative measures established by regulation to ensure capital adequacy require Sonabank to maintain minimum amounts and defined ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted total assets, also known as the leverage ratio. For Sonabank, Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on certain securities, less a portion of its mortgage servicing asset and deferred tax asset that is disallowed for capital. For Sonabank, total capital consists of Tier 1 capital plus the allowance for loan and lease loss less a deduction for low level recourse obligations.

As of December 31, 2010, Sonabank exceeded the amounts required to be well capitalized with respect to all three required capital ratios. To be well capitalized, a bank must generally maintain a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. However, the Federal Reserve could require Sonabank to increase its capital levels. For example, regulators have recently required certain banking companies to maintain a leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. As of December 31, 2010, Sonabank’s leverage, Tier 1 risk-based capital and total risk-based capital ratios were 14.64%, 19.74% and 20.99%, respectively.

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

Under FDIC rules, if Sonabank ceases to be a well capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2010, we had $37.2 million of brokered deposits, which represented 8.6% of our total deposits.

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

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

We currently do not intend to pay dividends on our common stock. In addition, our future ability to pay dividends is subject to restrictions.

We have not paid any dividends to our holders of common stock in the past and we currently do not intend to pay any dividends on our common stock in the foreseeable future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to pay dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Our principal source of funds to pay dividends on our common stock will be cash dividends that we receive from Sonabank. The payment of dividends by Sonabank to us is subject to certain restrictions imposed by federal banking laws, regulations and authorities. The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be “under capitalized” as defined by statute. In addition, the relevant federal regulatory agencies have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of Sonabank. Regulatory authorities could impose administratively stricter limitations on the ability of Sonabank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

Item 1B.—Unresolved Staff Comments

SNBV does not have any unresolved staff comments to report for the year ended December 31, 2010.

Item 2.—Properties

The following table sets forth the date opened or acquired, ownership status and the total deposits, not including brokered deposits, for each of our banking locations, as of December 31, 2010:

Location	Date Opened or Acquired	Owned or Leased	Deposits (in thousands)
Home Office and Branch:
6830 Old Dominion Drive	December 2006	Leased	$49,074
McLean, Virginia 22101

Branch Offices:
511 Main Street	December 2005	Owned	$39,554
Clifton Forge, Virginia 24442

1770 Timberwood Boulevard	April 2005	Leased	$27,416
Charlottesville, Virginia 22911

11527 Sunrise Valley Drive	December 2006	Leased	$30,219
Reston, Virginia 20191

10855 Fairfax Boulevard	December 2006	Leased	$12,872
Fairfax, Virginia 22030

550 Broadview Avenue	April 2007	Leased	$17,801
Warrenton, Virginia 20186

1 East Market Street	April 2008	Leased	$18,839
Leesburg, Virginia 20176

11 Main Street	September 2009	Leased	$26,346
Warrenton, Virginia 20186

11834 Rockville Pike	December 2009	Leased	$76,976
Rockville, Maryland 20852

1 South Front Royal Avenue	December 2009	Owned	$44,893
Front Royal, Virginia 22630

9484 Congress Street	December 2009	Owned	$37,869
New Market, Virginia 22844

43086 Peacock Market Plaza	December 2009	Leased	$11,958
South Riding, Virginia 20152

Loan Production Offices:
230 Court Square	March 2005	Leased	NA
Charlottesville, Virginia 22902

2217 Princess Anne Street	April 2005	Leased	NA
Fredericksburg, Virginia 22401

550 Broadview Avenue	September 2005	Leased	NA
Warrenton, Virginia 20186

2805 McRae Road, Suite 5A	July 2007	Leased	NA
Richmond, Virginia 23235

Executive Offices:
1002 Wisconsin Avenue	April 2005	Leased	NA
Washington, D.C. 20007

Item 3.—Legal Proceedings

SNBV and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. Sonabank is a party to two small lawsuits considered to be in the ordinary course business. There are no other proceedings pending, or to management’s knowledge, threatened, against SNBV or Sonabank as of December 31, 2010.

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

There were 11,590,212 shares of our common stock outstanding at the close of business on March 2, 2011, which were held by 169 shareholders of record.

The following table presents the high and low intra-day sales prices for quarterly periods during 2010 and 2009:

	Market Values
	2010		2009
	High	Low	High	Low
First Quarter	$8.62	$7.18	$7.50	$3.25
Second Quarter	8.50	7.15	8.90	5.50
Third Quarter	7.79	6.81	8.45	7.00
Fourth Quarter	8.05	7.04	7.97	6.00

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

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, the Company had outstanding stock options granted under its Stock Option Plan, which is approved by the Company’s shareholders. The following table provides information as of December 31, 2010 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	312,675	$8.35	689,825
Equity compensation plans not approved by security holders	—	—	—

Total	312,675	$8.35	689,825

Issuer Purchases of Equity Securities

None

Performance Graph

The following chart compares the cumulative total shareholder return on SNBV common stock for the period from November 1, 2006, when the common stock was registered under Section 12 of the Securities Exchange Act of 1934 and first listed on the Nasdaq Capital Market, to December 31, 2010, with the cumulative total return of the Russell 2000 Index and the SNL Bank and Thrift Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on November 1, 2006 in SNBV common stock, the Russell 2000 Index and the SNL Bank and Thrift Index. The historical stock price performance for SNBV common stock shown on the graph below is not necessarily indicative of future stock performance.

Index	Period Ending
	11/01/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Southern National Bancorp of Virginia, Inc.	100.00	108.14	64.50	42.57	51.60	54.46
Russell 2000	100.00	104.98	103.34	68.42	87.01	110.38
SNL Bank and Thrift Index	100.00	104.72	79.86	45.93	45.31	50.58

Item 6.—Selected Financial Data

The following table sets forth selected financial data for SNBV as of December 31, 2010, 2009, 2008, 2007 and 2006, and for the years ended December 31, 2010, 2009, 2008 and 2007, and 2006:

	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$33,173	$23,406	$24,401	$21,795	$10,814
Interest expense	8,513	8,077	11,983	11,086	4,860

Net interest income	24,660	15,329	12,418	10,709	5,954
Provision for loan losses	9,025	6,538	1,657	1,290	546

Net interest income after provision for loan losses	15,635	8,791	10,761	9,419	5,408
Noninterest income (loss)	1,375	5,574	(129)	311	219
Noninterest expenses	14,511	11,062	9,109	7,886	4,618

Income before income taxes	2,499	3,303	1,523	1,844	1,009
Income tax expense	698	947	315	108	—

Net income	$1,801	$2,356	$1,208	$1,736	$1,009

Per Share Data (1):
Earnings per share—Basic	$0.16	$0.31	$0.18	$0.26	$0.24
Earnings per share—Diluted	$0.16	$0.31	$0.18	$0.25	$0.23
Book value per share	$8.55	$8.38	$10.12	$10.19	$10.04
Tangible book value per share	$7.55	$7.30	$8.37	$8.34	$7.83
Weighted average shares outstanding—Basic	11,590,212	7,559,962	6,798,547	6,798,547	4,244,957
Weighted average shares outstanding—Diluted	11,592,865	7,559,962	6,798,547	6,875,559	4,323,620
Shares outstanding at end of period	11,590,212	11,590,212	6,798,547	6,798,547	6,798,547

Selected Performance Ratios and Other Data:
Return on average assets	0.29%	0.52%	0.29%	0.54%	0.65%
Return on average equity	1.81%	3.24%	1.75%	2.51%	2.74%
Yield on earning assets	6.03%	5.60%	6.45%	7.47%	7.31%
Cost of funds	1.79%	2.27%	3.70%	4.75%	4.44%
Cost of funds including non-interest bearing deposits	1.68%	2.12%	3.49%	4.42%	4.15%
Net interest margin	4.48%	3.66%	3.28%	3.67%	4.03%
Efficiency ratio (2)	54.85%	66.36%	67.05%	68.94%	74.81%
Net charge-offs to average loans	1.87%	1.65%	0.32%	0.24%	0.21%
Allowance for loan losses to total non-covered loans	1.52%	1.48%	1.40%	1.33%	1.33%
Stockholders’ equity to total assets	16.78%	15.88%	15.92%	18.36%	23.48%

Financial Condition:
Total assets	$590,824	$610,674	$431,924	$377,283	$290,574
Total loans, net of unearned income	459,437	462,287	302,266	261,407	204,544
Total deposits	430,974	455,791	309,460	265,469	215,804
Stockholders’ equity	99,114	97,124	68,776	69,275	68,227

(1)	Reflects 10% stock dividend declared April 19, 2007.
(2)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income plus noninterest income, excluding any gains/losses on sales of securities, gains/write-downs on OREO, gains on acquisitions and gains on sale of loans.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements about future expectations, activities and events that constitute forward-looking statements within the meaning of, and subject to the protection of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. The words “believe,” “may,” “forecast,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K, factors that could contribute to those differences include, but are not limited to:

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

•	changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the continued service of key management personnel;

•	the potential payment of interest on demand deposit accounts to effectively compete for customers;

•	potential environmental liability risk associated with lending activities;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	our ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes; and

•	fiscal and governmental policies of the United States federal government.

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. These statements speak only as of the date of this Annual Report on Form 10-K (or an earlier date to the extent applicable). Except as required by applicable law, we undertake no obligation to update publicly these statements in light of new information or future events.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collection of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on a three year historical average net loss experience for each portfolio segment adjusted for current industry and economic conditions and estimates of their affect on loan collectability. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component provides for estimated losses in unimpaired loans and is based on historical loss experience adjusted for current factors.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual net loss history experienced by SNBV over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Owner Occupied Commercial Real Estate, Non-owner Occupied Commercial Real Estate, Construction and Land Development, Commercial Loans, Closed End Residential 1-4, and Other Consumer. While underwriting practices in this environment are more stringent, the bank estimates the effect of internal factors on future net loss experience to be negligible. Management’s estimate of the effect of current external economic environmental conditions on future net loss experience is significant in all loan segments and particularly on loans secured by real estate including single family 1-4, non-owner occupied commercial real estate and construction and land development loans. These factors include excess inventory, generally less demand driven in part by fewer qualified borrowers and buyers. These considerations have played a significant role in management’s estimate of the adequacy of the allowance for loan and lease losses.

FDIC Indemnification Asset

The acquisition of Greater Atlantic Bank on December 4, 2009 was accounted for under the acquisition method of accounting, and the assets and liabilities were recorded at their estimated fair values. Such fair values were preliminary estimates and subject to adjustment for up to one year after the acquisition date. The FDIC indemnification asset is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. We have completed the analysis of the acquisition accounting estimates as of the acquisition date, and we have revised the FDIC indemnification asset accordingly. The revised fair value of the indemnification asset in the amount of $18.9 million represented the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages at the acquisition date. The revised estimated gross cash flows associated with this receivable were $23.4 million. These cash flows were then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The difference between the gross cash flows and the fair value of the indemnification assets, $4.5 million, will be accreted on an accelerated basis over the estimated loss period of the loans.

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

Management has evaluated each of the trust preferred securities for potential impairment under ASC 325. In performing a detailed cash flow analysis of each security, management works with independent third parties to identify the most reflective estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following assumptions:

•	We assume that .5% of the remaining performing collateral will default or defer per annum.

•	We assume recoveries of 25% with a two year lag on all defaults and deferrals.

•	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.

•

Additionally banks with assets over $15 billion will no longer be allowed to count down streamed trust preferred proceeds as Tier 1 capital (although it will still be counted as Tier 2 capital). That will incent the large banks to prepay their trust preferred securities if they can or if it is economically desirable. As a consequence we have projected in all of our pools that 25% of the collateral issued by banks with assets over $15 billion will prepay in 2013.

•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

These assumptions resulted in OTTI charges related to credit on two of the trust preferred securities in the amount of $151 thousand during the year ended December 31, 2010, compared to OTTI charges related to credit on the trust preferred securities totaling $7.6 million for the year ended December 31, 2009.

We also own a residential collateralized mortgage obligation. After a series of downgrades this security has been evaluated for potential impairment. Based on the review of the trustee report, shock analysis, and current information regarding delinquencies, nonperforming loans, and credit support, it has been determined that an OTTI charge for credit exists for the year ended December 31, 2010. The assumptions used in the analysis included a 7% prepayment speed, 15% default rate, a 55% loss severity (which is roughly equivalent to the cumulative severity of the past 12 months) and an accounting yield of 3.60%. We recorded OTTI charges for credit on this security of $137 thousand in 2010 and $139 thousand during 2009.

Goodwill and Intangible Assets

Management is required to assess goodwill and other intangible assets annually for impairment or more often if certain factors are identified which could imply potential impairment. This assessment involves preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the analysis results in an estimate of fair value materially less than the carrying value SNBV would be required to take a charge against earnings to write down the asset to the lower fair value. Based on its assessment completed with the help of an outside investment banking firm, SNBV believes its goodwill of $8.7 million and other identifiable intangibles of $2.9 million are not impaired and are properly recorded in the consolidated financial statements as of December 31, 2010.

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

SNBV adopted the guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. The effect of adopting this new guidance had no effect on our consolidated financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2010. SNBV and its subsidiary file a consolidated U. S. federal tax return and a Virginia state income tax return. These returns are subject to examination by taxing authorities for all years after 2006.

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

RESULTS OF OPERATIONS

Subsequent to the release of our financial results for the fourth quarter and year ended December 31, 2010, we foreclosed on the Kluge related development property discussed in the press release and received additional information which caused us to adjust the valuation of that loan downward by $500 thousand. As a result, for the fourth quarter of 2010, we recorded an additional charge-off of $500 thousand, for total charge-offs of $5.2 million during the quarter and $8.8 million for the year ended December 31, 2010. The provision for loan losses was increased by $500 thousand to cover the charge-off. After the additional charge-off, net income for the year ended December 31, 2010 was $1.8 million compared with the net income $2.1 million previously reported. The charge-off also reduced shareholders’ equity and total assets as of December 31, 2010 by the $330 thousand after-tax decrease in net income.

Net Income

Net income for the year ended December 31, 2010 was $1.8 million, down from $2.4 million for the year ended December 31, 2009. During 2009 we recognized a gain of $11.2 million on the Greater Atlantic acquisition as well as a gain on the Millennium Warrenton branch acquisition in the amount of $423 thousand. Other than temporary impairment (OTTI) charges on investment securities related to credit were $7.7 million in 2009. OTTI charges on investment securities related to credit were $288 thousand in 2010. Net interest income for 2010 was $24.7 million compared to $15.3 million in 2009, attributable primarily to the acquisition of Greater Atlantic Bank late in the fourth quarter of 2009.

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

Net interest income was $24.7 million during the year ended December 31, 2010, compared to $15.3 million during the prior year. Average interest-earning assets for the year ended December 31, 2010 increased $131.5 million over the same period in 2009. Average loans during 2010 were $460.6 million compared to $339.1 million last year. Average investment securities increased by $5.7 million in the year ended December 31, 2010, compared to the same period in 2009. The average yield on average earning assets increased from 5.60% in 2009 to 6.03% in 2010. The Greater Atlantic Bank loan discount accretion contributed $2.8 million during 2010, of which $2.3 million was related to HELOCs. The yield on securities is expected to remain flat as we proceed through 2011. The yield on portfolio loans which declined in late 2010 as a result of fixed rate loans rolling into floating rates that are customarily subject to floors in today’s market, but were not four or five years ago, should continue to decline slightly in 2011. On the other hand, we had paid rates in excess of market on large money market accounts for former Greater Atlantic Bank customers to retain them, and, as of the beginning of January, we have adjusted those rates to current market rates. Average interest-bearing liabilities for the year ended December 31, 2010 increased $120.3 million compared to the same period in 2009. Average interest-bearing deposits increased by $116.0 million, while average borrowings increased by $4.4 million compared to 2009. The average cost of interest-bearing liabilities decreased from 2.27% in 2009 to 1.79% in 2010. The average cost of interest-bearing deposits decreased from 2.22% in 2009, to 1.71% in 2010, primarily because of the reduction in the average cost of time deposits from 2.44% to 1.83%. The interest rate spread for the year ended December 31, 2010 increased from 3.33% to 4.24% compared to the same period last year. The net interest margin was 4.48% for the year ended December 31, 2010 compared to 3.66% for the year ended December 31, 2009.

Net interest income for the year ended December 31, 2009 was $15.3 million compared to $12.4 million for the same period in the prior year. Average interest-earning assets for the year ended December 31, 2009 increased $40.1 million over the same period in 2008. Approximately $51.9 million of this growth was an increase in average loans outstanding. Average investment securities decreased by $15.7 million in the year ended December 31, 2009, compared to the same period in 2008. The average yield on interest-earning assets decreased from 6.45% in 2008 to 5.60% in 2009. Average interest-bearing liabilities for the year ended December 31, 2009 increased $32.3 million compared to the same period in 2008. Average interest-bearing deposits increased by $27.6 million, while average borrowings increased by $4.7 million compared to 2008. The average cost of interest-bearing liabilities decreased from 3.70% in 2008 to 2.27% in 2009. The interest rate spread for the year ended December 31, 2009 increased from 2.75% to 3.33% compared to the same period in the prior year. The net interest margin for the year ended December 31, 2009 increased to 3.66% from 3.28% compared to the same period in 2008. The net interest margin improved in each quarter of the year ended December 31, 2009 as a result of reduced funding costs.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

Average Balance Sheets and Net Interest

Analysis For the Years

Ended December 31, 2010, 2009 and 2008

	2010			2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$460,558	$30,333	6.59%	$339,113	$20,540	6.06%	$287,249	$19,875	6.92%
Investment securities	68,236	2,635	3.86%	62,509	2,701	4.32%	78,227	4,194	5.36%
Other earning assets	21,048	205	0.97%	16,687	165	0.99%	12,698	332	2.61%

Total earning assets	549,842	33,173	6.03%	418,309	23,406	5.60%	378,174	24,401	6.45%

Allowance for loan losses	(5,757)			(4,608)			(3,943)
Intangible assets	12,132			11,581			12,244
Other non-earning assets	55,828			31,314			29,143

Total assets	$612,045			$456,596			$415,618

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$15,447	44	0.28%	$8,048	16	0.19%	$6,356	14	0.22%
Money market accounts	165,211	2,820	1.71%	58,462	970	1.66%	52,803	1,226	2.32%
Savings accounts	5,056	33	0.65%	2,505	14	0.55%	2,186	5	0.23%
Time deposits	233,831	4,275	1.83%	234,540	5,728	2.44%	214,624	9,271	4.32%

Total interest-bearing deposits	419,545	7,172	1.71%	303,555	6,728	2.22%	275,969	10,516	3.81%
Borrowings	56,920	1,341	2.36%	52,565	1,349	2.57%	47,865	1,467	3.06%

Total interest-bearing liabilities	476,465	8,513	1.79%	356,120	8,077	2.27%	323,834	11,983	3.70%

Noninterest-bearing liabilities:
Demand deposits	31,415			24,001			19,992
Other liabilities	4,612			3,678			2,723

Total liabilities	512,492			383,799			346,549
Stockholders’ equity	99,553			72,797			69,069

Total liabilities and stockholders’ equity	$612,045			$456,596			$415,618

Net interest income		$24,660			$15,329			$12,418

Interest rate spread			4.24%			3.33%			2.75%
Net interest margin			4.48%			3.66%			3.28%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended December 31, 2010 vs. 2009			Year Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(in thousands)
Interest-earning assets:
Loans, net of unearned income	$7,873	$1,920	$9,793	$2,146	$(1,481)	$665
Investment securities	411	(477)	(66)	(760)	(733)	(1,493)
Other earning assets	42	(2)	40	171	(338)	(167)

Total interest-earning assets	8,326	1,441	9,767	1,557	(2,552)	(995)

Interest-bearing liabilities:
NOW accounts	19	9	28	4	(2)	2
Money market accounts	1,821	29	1,850	154	(410)	(256)
Savings accounts	16	3	19	1	8	9
Time deposits	(17)	(1,436)	(1,453)	961	(4,504)	(3,543)

Total interest-bearing deposits	1,839	(1,395)	444	1,120	(4,908)	(3,788)
Borrowings	(769)	761	(8)	180	(298)	(118)

Total interest-bearing liabilities	1,070	(634)	436	1,300	(5,206)	(3,906)

Change in net interest income	$7,256	$2,075	$9,331	$257	$2,654	$2,911

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

The provision for loan losses charged to operations for the years ended December 31, 2010, 2009 and 2008 was $9.0 million, $6.5 million, and $1.7 million, respectively. We had charge-offs totaling $8.8 million during 2010, $5.7 million during 2009, and charge-offs during 2008 were $923 thousand. There were recoveries totaling $167 thousand during 2010, $157 thousand during 2009 and $8 thousand during 2008. The increase in the provision for loan losses during 2010 was due to charge offs and adverse economic factors.

Our provision for loan losses for the fourth quarter of 2010 was $5.3 million and was primarily related to charge-offs of a similar amount on two related loans, one a development loan and one a residential mortgage on a house in the development. The development loan was made to an LLC, which was part of a large complex which included the Kluge Winery. Another creditor foreclosed on the Kluge Winery on December 8, 2010. As a consequence we charged down the development loan to net realizable value as indicated by a December 2010 appraisal. We also charged down the residential loan (which was less than 90 days past due at the end of the year) based on our most reflective estimate using the most recent appraisal in file since our most recent appraisal is approximately a year old. Both loans have been placed on non-accrual. We are proceeding toward foreclosure on the development property and are actively pursuing all avenues to potential recovery.

During the fourth quarter of 2009 our provision for loan losses was $4.3 million with charge-offs of $4.0 million. One of the charge offs was related to a $1.8 million commercial and industrial loan caused by a fraud perpetrated on the Bank. The borrower was apprehended, convicted and is now in prison. We have pursued all available avenues for recovery thus far to no avail. We believe our losses follow a fact pattern that would make the loss collectible under our insurance policy. We continue to evaluate opportunities for recovery of this loan through our insurance carrier.

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	Change
Account maintenance and deposit service fees	$900	$676	$224
Income from bank-owned life insurance	554	579	(25)
Bargain purchase gain on acquisitions	—	11,584	(11,584)
Gain on sale of SBA loans	—	206	(206)
Net gain (loss) on other assets	(274)	(214)	(60)
Net credit impairment losses recognized in earnings	(288)	(7,714)	7,426
Gain on sale of securities available for sale	142	371	(229)
Other	341	86	255

Total noninterest income	$1,375	$5,574	$(4,199)

	2009	2008	Change
Account maintenance and deposit service fees	$676	$499	$177
Income from bank-owned life insurance	579	588	(9)
Bargain purchase gain on acquisitions	11,584	—	11,584
Gain on sale of SBA loans	206	107	99
Net gain (loss) on other assets	(214)	(136)	(78)
Net credit impairment losses recognized in earnings	(7,714)	(1,536)	(6,178)
Gain on sale of securities available for sale	371	269	102
Other	86	80	6

Total noninterest income (loss)	$5,574	$(129)	$5,703

Noninterest income decreased to $1.4 million during 2010 from $5.6 million in 2009. During the year ended December 31, 2009, there were OTTI charges related to credit of $7.7 million compared to $288 thousand for 2010. In addition to the gain on the Greater Atlantic acquisition of $11.2 million, we recorded a gain of $423 thousand on the Millennium Warrenton Branch acquisition in the third quarter of 2009. Noninterest income for 2010 included account maintenance and deposit service fees of $900 thousand compared to $676 thousand for 2009 with the increases resulting from the Greater Atlantic Bank and Millennium Branch acquisitions.

Noninterest income was $5.6 million during 2009, compared to a loss of $129 thousand during 2008. During 2009 we recognized the gain of $11.2 million on the Greater Atlantic acquisition as well as a gain on the Millennium Warrenton branch acquisition in the amount of $423 thousand. OTTI charges related to credit were $7.7 million in 2009 compared to $1.5 million in 2008. We recognized impairment charges of $7.6 million related to our holdings of trust preferred securities and an impairment charge of $139 thousand related to a private label CMO during 2009, and we recognized impairment charges of $1.5 million related to FHLMC preferred stock in 2008. Income from account maintenance fees increased in 2009 due to an increase in the number of accounts.

Noninterest Expense

The following table presents the major categories of noninterest expense for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	Change
Salaries and benefits	$6,186	$4,461	$1,725
Occupancy expenses	2,101	1,615	486
Furniture and equipment expenses	591	516	75
Amortization of core deposit intangible	943	731	212
Virginia franchise tax expense	735	562	173
FDIC assessment	705	755	(50)
Data processing expense	587	339	248
Telephone and communication expense	403	283	120
Decrease in FDIC indemnification asset	281	—	281
Acquisition expenses	—	499	(499)
Other operating expenses	1,979	1,301	678

Total noninterest expense	$14,511	$11,062	$3,449

	2009	2008	Change
Salaries and benefits	$4,461	$4,016	$445
Occupancy expenses	1,615	1,494	121
Furniture and equipment expenses	516	484	32
Amortization of core deposit intangible	731	727	4
Virginia franchise tax expense	562	549	13
FDIC assessment	755	211	544
Data processing expense	339	260	79
Telephone and communication expense	283	256	27
Acquisition expenses	499	—	499
Other operating expenses	1,301	1,112	189

Total noninterest expense	$11,062	$9,109	$1,953

Noninterest expenses were $14.5 million during the year ended December 31, 2010, compared to $11.1 million during 2009. A net change in the FDIC indemnification asset resulting from the netting of accretion of the FDIC indemnification asset and decreases resulting from loans identified with evidence of credit deterioration at acquisition that paid off in 2010 increased noninterest expense by $281 thousand for the year ended December 31, 2010. The amortization of the Greater Atlantic Bank core deposit intangible added $200 thousand during the year ending December 31, 2010. The remaining increases were primarily attributable to the costs of operating a thirteen branch system rather than an eight branch system, partially offset by the reversal of bonus accruals totaling $111 thousand for the year. As of December 31, 2010 we had 107 full-time equivalent employees compared to 103 at the end of 2009.

Despite the costs associated with the Greater Atlantic and Millennium acquisitions, the new branch and drive-through facility we opened in Leesburg in 2008, the increased FDIC assessments and costs to support other organic growth of Sonabank, noninterest expenses were well controlled and rose 21.4% from $9.1 million for the year ended December 31, 2008 to $11.1 million for 2009. Southern National’s efficiency ratio improved from 67.1% for the year ended December 31, 2008 to 66.4% for the year ended December 31, 2009, excluding the impairment charges, gains on sales of securities, gains on acquisitions, gains on sales of loans and gains/write-downs on OREO. As of December 31, 2009 we had 103 full-time equivalent employees compared to 65 at the end of 2008. We had thirteen branches and the Leesburg drive-through facility at year end 2009 compared to seven branches and the Leesburg drive-through facility at the end of 2008. The increase in occupancy expense was due primarily to the new branches acquired, inflationary increases in rent expense and one additional month of rent expense for the Leesburg branch compared to 2008. The acquisition expenses of $499 thousand are related to the Greater Atlantic transaction. The increase in the FDIC assessment was due to the special assessment in the third quarter of 2009 in the amount of $190 thousand, increases in the assessment rates and an increase in the deposits that make up the assessment base.

FINANCIAL CONDITION

Total assets were $590.8 million as of December 31, 2010, down from $610.7 million as of December 31, 2009. Total loans declined slightly from $462.3 million at the end of December 2009 to $459.4 million at December 31, 2010. An increase in the non-covered portfolio by $17.0 million to $367.3 million was offset by a $19.8 million decrease in the covered portfolio. Loan demand was reasonably firm but there were significant payoffs in both the covered and non-covered portfolios.

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

Non-covered Loans

Non-covered loans, net of unearned income, grew from $350.3 million at the end of 2009 to $367.3 million at the end of 2010. Owner-occupied commercial real estate loans grew 6% from $76.8 million at year end 2009 to $81.5 million at the end of 2010. Non owner-occupied commercial real estate loans grew 21% from $63.1 million at year end 2009 to $76.1 million at the end of 2010. Non-real estate commercial loans increased 8% from $70.8 million at the end of 2009 to $76.6 million at the end of 2010. Construction and land loans decreased 18% from $48.0 million at the end of 2009 to $39.5 million at year end 2010.

Our residential mortgage loan portfolio decreased from $61.0 million at December 31, 2009, to $58.9 million at December 31, 2010. Sonabank is not in the retail residential mortgage origination business, but in the ordinary course of business does provide residential mortgage financing to its business clients.

Our commercial real estate lending program includes both loans closed under the Small Business Administration (“SBA”) 7(a) and 504 loan programs and loans closed outside of the SBA programs that serve both the investor and owner-occupied facility market. The 504 loan program is used to finance long-term fixed assets, primarily real estate and heavy equipment and gives borrowers access to up to 90% financing for a project. SBA 7(a) loans may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory and in some instances, working capital and debt refinancing. The SBA guarantees up to 85% of the loan balance in the 7(a) program, and start-up businesses are eligible to participate in the program. During 2010 we closed loans totaling $9.8 million through the SBA’s 7(a) program and $2.9 million under the SBA’s 504 program. During 2009 we closed loans totaling $14.2 million through the SBA’s 7(a) program and $3.4 million under the SBA’s 504 program.

Covered Loans

We refer to the loans acquired in the Greater Atlantic acquisition as “covered loans” as we will be reimbursed by the FDIC for a substantial portion of any future losses on them under the terms of the loss sharing agreement. At the December 4, 2009 acquisition date, we estimated the fair value of the Greater Atlantic loan portfolio at $113.6 million, which represents the expected cash flows from the portfolio discounted at a market-based rate. In estimating such fair value, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceeded the estimated fair value (the “accretable yield”) totaled $12.1 million and will be accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference totaled $15.9 million and represents an estimate of the credit risk in the Greater Atlantic loan portfolio at the acquisition date.

Covered loans decreased by $19.8 million from $112.0 million at December 31, 2009, to $92.2 million at December 31, 2010 because there were significant payoffs.

The following table summarizes the composition of our loans, net of unearned income at the dates indicated:

			Total 2010				Total 2009		Non-covered
	2010				2009				2008		2007		2006 (1)
	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Mortgage loans on real estate:
Commercial real estate—owner-occupied	$5,246	$81,487	$86,733	18.9%	$6,613	$76,765	$83,378	18.0%	$54,412	18.0%	$34,340	13.1%	$69,338	33.8%
Commercial real estate—non-owner-occupied	13,898	76,068	89,966	19.6%	17,881	63,059	80,940	17.5%	44,425	14.7%	49,772	19.0%	—	0.0%
Secured by farmland	—	3,522	3,522	0.8%	—	6,471	6,471	1.4%	6,029	2.0%	3,038	1.2%	1,215	0.6%
Construction and land development	1,098	39,480	40,578	8.7%	3,498	48,000	51,498	11.1%	56,588	18.7%	50,510	19.3%	34,607	16.9%
Residential 1-4 family	29,935	58,900	88,835	19.3%	33,815	61,024	94,839	20.5%	60,376	19.9%	51,862	19.8%	63,141	30.8%
Multi- family residential	563	19,177	19,740	4.3%	2,570	10,726	13,296	2.9%	5,581	1.8%	8,273	3.2%	3,720	1.8%
Home equity lines of credit	40,287	10,532	50,819	11.0%	44,235	10,532	54,767	11.9%	11,509	3.8%	8,428	3.2%	10,509	5.1%

Total real estate loans	91,027	289,166	380,193	82.6%	108,612	276,577	385,189	83.2%	238,920	78.9%	206,223	78.8%	182,530	89.0%
Commercial loans	998	76,644	77,642	16.9%	3,184	70,757	73,941	16.0%	60,820	20.1%	53,208	20.3%	19,581	9.6%
Consumer loans	146	2,010	2,156	0.5%	193	3,528	3,721	0.8%	3,074	1.0%	2,476	0.9%	2,861	1.4%

Gross loans	92,171	367,820	459,991	100.0%	111,989	350,862	462,851	100.0%	302,814	100.0%	261,907	100.0%	204,972	100.0%
Less unearned income on loans	—	(554)	(554)		—	(564)	(564)		(548)		(500)		(428)

Loans, net of unearned income	$92,171	$367,266	$459,437		$111,989	$350,298	$462,287		$302,266		$261,407		$204,544

(1)	The commercial real estate loans were not categorized as owner-occupied and non-owner-occuped in 2006.

As of December 31, 2010, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

At December 31, 2010 we had $86.7 million in covered and non-covered owner-occupied commercial real estate loans, and we had $113.2 million in covered and non-covered non-owner occupied commercial real estate loans including multi-family residential loans and loans secured by farmland.

New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”). The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. For more detailed information about our loan portfolio refer to Item 8—Financial Statements and Supplementary Data, Footnote 3.

The following table sets forth the contractual maturity ranges of the covered and non-covered commercial business and construction loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2010 (in thousands):

		After 1 Year Through 5 Years		After 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Real estate construction	$28,511	$11,624	$—	$—	$443	$40,578
Commercial and industrial	30,106	18,993	3,365	409	24,769	77,642

Total	$58,617	$30,617	$3,365	$409	$25,212	$118,220

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

The following table presents a comparison of non-covered nonperforming assets as of December 31, (in thousands):

	2010	2009	2008	2007	2006
Nonaccrual loans	$9,585	$5,734	$1,233	$371	$—
Loans past due 90 days and accruing interest	—	—	135	—	—

Total nonperforming loans	9,585	5,734	1,368	371	—
Other real estate owned	3,901	2,796	3,434	3,648	—

Total nonperforming assets	$13,486	$8,530	$4,802	$4,019	$—

SBA guaranteed amounts included in nonaccrual loans	$1,410	$1,544	$100	$—	$—
Allowance for loan losses to nonaccrual loans	58.41%	90.20%	308.33%	936.93%	na
Allowance for loan losses to total non-covered loans	1.52%	1.48%	1.40%	1.33%	1.33%
Nonperforming assets to total non-covered assets	2.71%	1.72%	1.11%	1.07%	na
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	2.43%	1.41%	1.09%	1.07%	na
Nonperforming assets to total non-covered loans and OREO	3.63%	2.42%	1.59%	1.54%	na
Nonperforming assets excluding SBA guaranteed loans to total non-covered loans and OREO	3.25%	1.98%	1.56%	1.54	na

Covered nonperforming assets are not included in the table above because the carrying value includes a component for credit losses (the nonaccretable yield).

At December 31, 2010 we had three restructured loans included in impaired loans totaling $6.6 million with borrowers who experienced deterioration in financial condition. These loans are secured by single-family residential properties or commercial real estate properties. There were no restructured loans as of December 31, 2009. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms. These restructured loans were on accrual status as payments were being made according to the restructured loan terms.

SNBV allocated $70 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010, and no commitments have been made to lend additional funds to these customers.

It is Sonabank’s practice to charge off collateral dependent loans to recoverable value rather than establish a specific reserve. Charge offs on loans individually evaluated for impairment totaled approximately $8.3 million during 2010.

The following table presents covered nonperforming assets as of December 31, (in thousands):

	2010	2009
Nonaccrual loans	$2,048	$5,080
Loans past due 90 days and accruing interest	234	—

Total nonperforming loans	2,282	5,080
Other real estate owned	676	740

Total nonperforming assets	$2,958	$5,820

Allowance for Loan Losses

We are very focused on the asset quality of our loan portfolio, both before and after the loan is made. We have established underwriting standards that have proven to be effective in maintaining high credit quality in our loan portfolio. We have experienced loan officers who take personal responsibility for the loans they underwrite, a standing credit committee that reviews each loan application carefully, and a requirement that loans that are 60% or more of our legal lending limit must be approved by three executive members of our standing credit committee and the full Board of Directors or two outside directors. We have implemented standardized underwriting and credit analysis.

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

The allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable incurred losses in the loan portfolio in the normal course of business. This estimate is based on average historical losses within the various loan types that compose our portfolio as well as an estimate of the effect that other known factors such as the economic environment within our market area will have on net losses. We have established an unallocated portion of the allowance based on our evaluation of these factors, which management believes is prudent and consistent with regulatory requirements. Due the uncertainty of risks in the loan portfolio, management’s judgment of the amount necessary to absorb loan losses is approximate. The allowance is also subject to regulatory examinations and determination by the regulatory agencies as to the appropriate level of the allowance.

Our loan review program is conducted by the Chief Risk Officer and a third party consultant who reports directly to the Audit Committee of the Board of Directors. In 2010, more than 50% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2009 was reviewed. In 2011 we plan to review at least 60% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2010. The purpose of loan review is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the bank’s credit policy and regulatory guidance. Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.

The following table presents an analysis of the allowance for loan losses for the periods indicated (in thousands):

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Balance, beginning of period	$5,172	$4,218	$3,476	$2,726	$1,020
Allowance from acquired bank	—	—	—	—	1,374
Provision charged to operations	9,025	6,538	1,657	1,290	546
Recoveries credited to allowance	167	157	8	—	—

Total	14,364	10,913	5,141	4,016	2,940
Loans charged off:
Real estate—commercial	1,650	790	65	50	—
Real estate—construction, land and other	3,718	—	—	400	200
Real estate—residential 1-4 family	2,038	1,086	738	75	—
Commercial	1,278	3,852	120	—	—
Consumer	81	13	—	15	14

Total loans charged off	8,765	5,741	923	540	214

Balance, end of period	$5,599	$5,172	$4,218	$3,476	$2,726

Net charge-offs to average loans, net of unearned income	1.87%	1.65%	0.32%	0.24%	0.21%

The provision for loan losses charged to operations for the year ended December 31, 2010 increased significantly to $9.0 million from $6.5 million in 2009. We had charge-offs totaling $8.8 million during 2010 compared to $5.7 million in 2009. The increase in the provision for loan losses during 2009 was due to overall growth in the loan portfolio, charge offs and adverse economic factors.

Our provision for loan losses for the fourth quarter of 2010 was $5.3 million and was primarily related to charge-offs of a similar amount on two related loans, one a development loan and one a residential mortgage on a house in the development. The development loan was made to an LLC, which was part of a large complex which included the Kluge Winery. Another creditor foreclosed on the Kluge Winery on December 8, 2010. As a consequence we charged down the development loan to net realizable value as indicated by a December 2010 appraisal. We also charged down the residential loan (which was less than 90 days past due at the end of the year) based on our most reflective estimate using the most recent appraisal in file since our most recent appraisal is approximately a year old. Both loans have been placed on non-accrual. We are proceeding toward foreclosure on the development property and are actively pursuing all avenues to potential recovery.

Please refer to Item 8. Financial Statements and Supplementary Data, Note 3, for information regarding the allocation of the allowance for loan losses among various categories of loans.

We believe that the allowance for loan losses at December 31, 2010 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses.

Investment Securities

Our securities portfolio provides us with required liquidity and securities to pledge as required collateral for certain governmental deposits and borrowed funds.

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

We classify our securities as either: “held-to-maturity” or “available-for-sale.” Debt securities that SNBV has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Securities classified as available for sale are those debt and equity securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Securities totaling $44.9 million were in the held-to-maturity portfolio at December 31, 2010, compared to $57.7 million at December 31, 2009. Securities totaling $11.1 million were in the available-for-sale portfolio at December 31, 2010, compared to $18.5 million at December 31, 2009.

After the Greater Atlantic transaction on December 4, 2009, we sold all of their securities except for their SBA guaranteed loan pools which have a fair value of $11.0 million at December 31, 2010. We believe that these pools provide good coverage in a rising interest rate environment and sit well within our asset liability management strategy.

As of December 31, 2010, we owned pooled trust preferred securities as follows (in thousands):

Security	Tranche Level	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Value	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Previously Recognized Cumulative Other Comprehensive Loss (1)
		Moody’s	Fitch	Moody’s	Fitch
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$7,873	$7,029	$4,395	$184,056	31%	$316
MMCF II B	Senior Sub	A3	AA-	Baa2	BB	496	456	465	34,000	29%	40
MMCF III B	Senior Sub	A3	A-	Ba1	CC	656	641	410	37,000	32%	15

						9,025	8,126	5,270			$371

											Cumulative Other Comprehensive Loss (2)	Cumulative OTTI Related to Credit Loss (2)
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	517	517	125,100	36%	738	$245
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,051	126	399	137,705	28%	1,345	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,032	—	27	220,250	29%	—	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,043	85	113	111,682	34%	488	470
ALESCO V C1	Mezzanine	A2	A	Ca	C	2,062	456	456	115,942	36%	945	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,089	29	102	266,100	40%	501	2,559
ALESCO XVI C	Mezzanine	A3	A-	Ca	C	2,058	114	379	149,900	30%	764	1,180

						13,835	1,327	1,993			$4,781	$7,726

Total						$22,860	$9,453	$7,263

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

Each of these securities has been evaluated for potential impairment under ASC 325. In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to identify the most reflective estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary.

The analyses resulted in OTTI charges related to credit on two of the trust preferred securities in the amount of $151 thousand during the year ended December 31, 2010, compared to OTTI charges related to credit on the trust preferred securities totaling $7.6 million for the year ended December 31, 2009.

We also own a residential collateralized mortgage obligation which has been evaluated for potential impairment. We recorded OTTI charges for credit on this security of $137 thousand in 2010 and $139 thousand during 2009.

For additional information regarding investment securities refer to Item 8—Financial Statements and Supplementary Data, Footnote 2.

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2010
SBA guaranteed loan pools	$10,822	$216	$—	11,038
FHLMC preferred stock	16	14	—	30

Total	$10,838	$230	$—	$11,068

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2009
Residential government-sponsored mortgage-backed securities	$4,967	$—	$(53)	$4,914
SBA guaranteed loan pools	13,412	151	(13)	13,550
FHLMC preferred stock	16	25	—	41

Total	$18,395	$176	$(66)	$18,505

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized Cost	Gross Unrecognized		Fair Value
		Gains	Losses
December 31, 2010
Residential government-sponsored mortgage-backed securities	$34,088	$1,247	$—	$35,335
Residential government-sponsored collateralized mortgage obligations	188	8	—	196
Other residential collateralized mortgage obligations	1,166	5	—	1,171
Trust preferred securities	9,453	675	(2,865)	7,263

	$44,895	$1,935	$(2,865)	$43,965

	Amortized Cost	Gross Unrecognized		Fair Value
		Gains	Losses
December 31, 2009
Residential government-sponsored mortgage-backed securities	$45,369	$1,173	$(169)	$46,373
Residential government-sponsored collateralized mortgage obligations	398	21	—	419
Other residential collateralized mortgage obligations	1,577	—	—	1,577
Trust preferred securities	10,352	—	(880)	9,472

	$57,696	$1,194	$(1,049)	$57,841

The following table sets forth the amortized cost and estimated fair value of our investment securities by contractual maturity at December 31, 2010. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Securities Available for Sale
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
SBA guaranteed loan pools
Due in one to five years	200	201	2.65%
Due in five to ten years	1,378	1,405	2.27%
Due after ten years	9,244	9,432	2.44%

Total SBA guaranteed loan pools	10,822	11,038	2.42%
FHLMC preferred stock	16	30	0.00%

	$10,838	$11,068	2.42%

	Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Residential government-sponsored mortgage-backed securities
Due after ten years	$34,088	$35,335	4.00%

Residential government-sponsored collateralized mortgage obligations
Due after five years through ten years	188	196	5.96%
Other residential collateralized mortgage obligations
Due after ten years	1,166	1,171	2.60%

Total collateralized mortgage obligations	1,354	1,367	3.07%

Trust preferred securities
Due after ten years	9,453	7,263	3.44%

	$44,895	$43,965	3.85%

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

Non-interest bearing deposits increased from $33.3 million at December 31, 2009, to $34.5 million at December 31, 2010.

Interest bearing deposits decreased from $422.5 million at December 31, 2009, to $396.4 million as of December 31, 2010. Brokered certificates of deposit declined from $70.0 million at the end of 2009 to $27 million as of December 31, 2010, while other certificates of deposit decreased by $22.3 million. Money market accounts increased $39.7 million during 2010, partially as a result of former Greater Atlantic Bank customers shifting from certificates of deposit into money market accounts.

We utilize brokered certificates of deposit and brokered money market deposits and will continue to utilize these sources for deposits when they can be cost-effective. At December 31, 2010 and 2009, these brokered deposits constituted approximately 9% and 21% of our total deposits, respectively. The brokered certificates of deposit we typically obtain have terms to maturity of three months to two years. These deposits generally have the effect of slightly increasing our cost of funds and slightly decreasing our net interest margin when compared to our local deposit base. During 2010, we only issued three brokered certificates of deposit totaling $22.0 million with an average cost of 0.77%. We issued these brokered certificates of deposit because the rates and terms were significantly more attractive than those available in the retail market. We also had maturities of brokered certificates of deposit totaling $65.0 million with an average cost of 1.70% during 2010. As of December 31, 2010, brokered deposits, which include brokered certificates of deposit and brokered money market deposits, amounted to $37.2 million with an average cost of 1.02%, a decrease of $59.8 million, or 61.6%, compared with brokered certificates of deposit and brokered money market deposits of $97.0 million with an average cost of 1.85% at December 31, 2009. The changes in brokered deposits along with other certificates of deposit maturing and rolling over at lower rates contributed to reducing our cost of deposits from 2.22% during 2009 to 1.71% during 2010.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(in thousands)
Noninterest-bearing deposits	$31,415		$24,001		$19,992
Interest-bearing deposits:
Savings accounts	5,056	0.65%	2,505	0.55%	2,186	0.23%
Money market accounts	165,211	1.71%	58,462	1.66%	52,803	2.32%
NOW accounts	15,447	0.28%	8,048	0.19%	6,356	0.22%
Time deposits	233,831	1.83%	234,540	2.44%	214,624	4.32%

Total interest-bearing deposits	419,545	1.71%	303,555	2.22%	275,969	3.81%

Total deposits	$450,960		$327,556		$295,961

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2010 (in thousands):

Within 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
$7,571	$24,948	$17,447	$59,905	$109,871

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

We use borrowed funds, primarily on a short term basis, to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. One source of these borrowed funds is securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transactions, and may require additional collateral based on the fair value of the underlying securities pledged. We engage in these transactions with retail customers and with established third parties, primarily large securities brokerage firms. We also are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time to as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2010 and 2009, total FHLB borrowings were $35 million and $30.0 million, respectively. At December 31, 2010 we had $99.1 million of unused and available FHLB lines of credit. For additional detail regarding borrowed funds, refer to Item 8—Financial Statements and Supplementary Data, Footnotes 9 and 10.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of December 31, 2010 and 2009, and all changes are within our ALM Policy guidelines:

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2010
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$99,642	$(1,643)	-1.62%	16.86%	100.20%
Up 200	100,576	(709)	-0.70%	17.01%	101.14%
Up 100	100,578	(707)	-0.70%	17.01%	101.14%
Base	101,285	—	0.00%	17.13%	101.85%
Down 100	97,672	(3,613)	-3.57%	16.52%	98.22%
Down 200	93,048	(8,237)	-8.13%	15.74%	93.57%
Down 300	90,390	(10,895)	-10.76%	15.29%	90.90%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2009
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$91,216	$(4,877)	-5.08%	14.92%	93.92%
Up 200	93,099	(2,994)	-3.12%	15.23%	95.86%
Up 100	94,666	(1,427)	-1.49%	15.48%	97.47%
Base	96,093	—	0.00%	15.72%	98.94%
Down 100	94,855	(1,238)	-1.29%	15.51%	97.66%
Down 200	92,570	(3,523)	-3.67%	15.14%	95.31%
Down 300	89,569	(6,524)	-6.79%	14.65%	92.22%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2010 and December 31, 2009 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income As of December 31, 2010
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$27,668	$3,361	5.09%	0.61%
Up 200	26,466	2,159	4.87%	0.39%
Up 100	25,193	886	4.64%	0.16%
Base	24,307	—	4.48%	0.00%
Down 100	24,670	363	4.55%	0.07%
Down 200	24,676	369	4.55%	0.07%
Down 300	24,747	440	4.56%	0.08%

	Sensitivity of Net Interest Income As of December 31, 2009
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$26,288	$2,814	4.45%	0.47%
Up 200	25,358	$1,884	4.30%	0.32%
Up 100	24,392	$918	4.14%	0.16%
Base	23,474	$—	3.98%	0.00%
Down 100	24,214	$740	4.11%	0.13%
Down 200	24,240	$766	4.11%	0.13%
Down 300	24,208	$734	4.11%	0.13%

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

Liquidity and Funds Management

The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and available-for-sale investment securities. In addition, we maintain lines of credit from the Federal Home Loan Bank of Atlanta and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers. For additional information about borrowings and anticipated principal repayments refer to the discussion about Contractual Obligations below and Item 8—Financial Statements and Supplementary Data, Footnotes 9 and 10.

We prepare a monthly cash flow report which forecasts weekly cash needs and availability for the coming three months, based on forecasts of loan closings from our pipeline report and other factors.

During the year ended December 31, 2010, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2010, we had $104.9 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $35.0 million at December 31, 2010. The amount of certificate of deposit accounts maturing in 2011 is $110.8 million as of December 31, 2010. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

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

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of SNBV and the Bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes	To Be Categorized as Well Capitalized	Actual Ratio at December 31,
			2010	2009
SNBV
Tier 1 risk-based capital ratio	4.00%	6.00%	20.52%	17.32%
Total risk-based capital ratio	8.00%	10.00%	21.77%	18.34%
Leverage ratio	4.00%	5.00%	15.23%	17.37%
Sonabank
Tier 1 risk-based capital ratio	4.00%	6.00%	19.74%	16.63%
Total risk-based capital ratio	8.00%	10.00%	20.99%	17.66%
Leverage ratio	4.00%	5.00%	14.64%	16.68%

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this Annual Report on Form 10-K concerning SNBV have been prepared in accordance with U. S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

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

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2010. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

	Contractual Obligations
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(in thousands)
Certificates of deposit (1)	$110,812	$71,450	$22,871	$—	$205,133
Securities sold under agreements to repurchase	23,908	—	—	—	23,908
FHLB long-term advances	5,000	30,000	—	—	35,000
Operating leases	1,405	2,186	1,414	—	5,005

Total	$141,125	$103,636	$24,285	$—	$269,046

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit written are conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $2.4 million and $3.8 million as of December 31, 2010 and 2009, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. At December 31, 2010 and 2009, we had unfunded loan commitments approximating $139.9 million and $122.6 million, respectively.

Item 7A.—Quantitative and Qualitative Disclosures about Market Risk

This information is incorporated herein by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 42 through 68 of this Form 10-K.

Item 8.—Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Southern National Bancorp of Virginia, Inc. (“the Company”) as of December 31, 2010 and 2009, and the related statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting presented under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s report. The Company did not maintain effective internal controls over financial reporting as it relates to the evaluation of Subsequent Events. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements. This matter does not affect our opinion on these 2010 consolidated financial statements.

In our opinion, because of the effects of the material weakness described above, Southern National Bancorp of Virginia, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia

March 15, 2011

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,180	$2,858
Interest-bearing deposits in other financial institutions	7,565	5,212

Total cash and cash equivalents	9,745	8,070

Securities available for sale, at fair value	11,068	18,505

Securities held to maturity, at amortized cost (fair value of $43,965 and $57,841, respectively)	44,895	57,696

Covered loans	92,171	111,989
Non-covered loans	367,266	350,298

Total loans	459,437	462,287
Less allowance for loan losses	(5,599)	(5,172)

Net loans	453,838	457,115

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,350	5,940
Bank premises and equipment, net	4,659	3,225
Goodwill	8,713	8,713
Core deposit intangibles, net	2,915	3,858
FDIC indemnification asset	18,536	19,408
Bank-owned life insurance	14,568	14,014
Other real estate owned	4,577	3,537
Deferred tax assets, net	3,782	4,559
Other assets	7,178	6,034

Total assets	$590,824	$610,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$34,529	$33,339
Interest-bearing deposits:
NOW accounts	15,961	17,499
Money market accounts	169,861	130,131
Savings accounts	5,490	4,398
Time deposits	205,133	270,424

Total interest-bearing deposits	396,445	422,452

Total deposits	430,974	455,791

Securities sold under agreements to repurchase and other short-term borrowings	23,908	22,020
Federal Home Loan Bank (FHLB) advances	35,000	30,000
Other liabilities	1,828	5,739

Total liabilities	491,710	513,550

Commitments and contingencies (see note 15)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at December 31, 2010 and 2009	116	116
Additional paid in capital	96,478	96,444
Retained earnings	5,854	4,053
Accumulated other comprehensive loss	(3,334)	(3,489)

Total stockholders’ equity	99,114	97,124

Total liabilities and stockholders’ equity	$590,824	$610,674

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
Interest and dividend income:
Interest and fees on loans	$30,333	$20,540	$19,875
Interest and dividends on taxable securities	2,635	2,701	4,194
Interest and dividends on other earning assets	205	165	332

Total interest and dividend income	33,173	23,406	24,401

Interest expense:
Interest on deposits	7,172	6,728	10,516
Interest on borrowings	1,341	1,349	1,467

Total interest expense	8,513	8,077	11,983

Net interest income	24,660	15,329	12,418

Provision for loan losses	9,025	6,538	1,657

Net interest income after provision for loan losses	15,635	8,791	10,761

Noninterest income:
Account maintenance and deposit service fees	900	676	499
Income from bank-owned life insurance	554	579	588
Gain on sale of SBA loans	—	206	107
Bargain purchase gain on acquisitions	—	11,584	—
Net loss on other assets	(274)	(214)	(136)
Total other-than-temporary impairment losses	(288)	(12,698)	(1,536)
Portion of loss recognized in other comprehensive income	—	4,984	—

Net credit impairment losses recognized in earnings	(288)	(7,714)	(1,536)
Gain on sales of securities available for sale	142	371	269
Other	341	86	80

Total noninterest income (loss)	1,375	5,574	(129)

Noninterest expenses:
Salaries and benefits	6,186	4,461	4,016
Occupancy expenses	2,101	1,615	1,494
Furniture and equipment expenses	591	516	484
Amortization of core deposit intangible	943	731	727
Virginia franchise tax expense	735	562	549
FDIC assessment	705	755	211
Data processing expense	587	339	260
Telephone and communication expense	403	283	256
Decrease in FDIC indemnification asset	281	—	—
Acquisition expenses	—	499	—
Other operating expenses	1,979	1,301	1,112

Total noninterest expenses	14,511	11,062	9,109

Income before income taxes	2,499	3,303	1,523
Income tax expense	698	947	315

Net income	$1,801	$2,356	$1,208

Other comprehensive income (loss):
Unrealized gain on available for sale securities	$261	$303	$(1)
Realized amount on securities sold, net	(142)	(371)	1,267
Unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of recovery	—	—	(3,974)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	238	(4,984)	—
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for sale	(123)	3,561	—

Net unrealized gain (loss)	234	(1,491)	(2,708)
Tax effect	79	(507)	(921)

Other comprehensive income (loss)	155	(984)	(1,787)

Comprehensive income (loss)	$1,956	$1,372	$(579)

Earnings per share, basic	$0.16	$0.31	$0.18

Earnings per share, diluted	$0.16	$0.31	$0.18

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands, except per share amounts)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total
Balance—January 1, 2008	$68	$69,436	$489	$(718)		$69,275
Comprehensive loss:
Net income			1,208		$1,208	1,208
Change in unrealized loss on securities available for sale (net of tax, $921)				(1,787)	(1,787)	(1,787)

Total comprehensive loss					$(579)

Stock-based compensation expense		29				29
Issuance of warrants		51				51

Balance—December 31, 2008	68	69,516	1,697	(2,505)		68,776
Comprehensive income:
Net income			2,356		$2,356	2,356
Change in unrealized loss on securities available for sale (net of tax, $23)				(45)	(45)	(45)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $484 and accretion, $28 and amounts recorded into other comprehensive income at transfer)				(939)	(939)	(939)

Total comprehensive income					$1,372

Stock-based compensation expense		57				57
Issuance of common stock (4,791,665 shares), net	48	26,871				26,919

Balance—December 31, 2009	116	96,444	4,053	(3,489)		97,124
Comprehensive income:
Net income			1,801		$1,801	1,801
Change in unrealized loss on securities available for sale (net of tax, $40)				79	79	79
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $39 and accretion, $123 and amounts recorded into other comprehensive income at transfer)				76	76	76

Total comprehensive income					$1,956

Stock-based compensation expense		82				82
Additional cost of 2009 common stock issuance		(48)				(48)

Balance—December 31, 2010	$116	$96,478	$5,854	$(3,334)		$99,114

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$1,801	$2,356	$1,208
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	537	520	529
Amortization of core deposit intangible	943	731	727
Other amortization, net	109	42	(153)
Decrease in FDIC indemnification asset	281	—	—
Provision for loan losses	9,025	6,538	1,657
Earnings on bank-owned life insurance	(554)	(579)	(588)
Stock based compensation expense	82	57	29
Gain on sale of loans	—	(206)	(107)
Impairment on securities	288	7,714	1,536
Gain on sales of securities	(142)	(371)	(269)
Gain on branch acquisition	—	(423)	—
Gain on Greater Atlantic acquisition	—	(11,161)	—
Net loss on other real estate owned	274	274	136
Net (increase) decrease in other assets	(113)	(1,874)	(477)
Net increase (decrease) in other liabilities	(3,912)	2,490	310

Net cash and cash equivalents provided by operating activities	8,619	6,108	4,538

Investing activities:
Purchases of securities available-for-sale	—	(10,333)	(19,824)
Proceeds from sales of securities available for sale	4,728	34,012	15,525
Proceeds from paydowns, maturities and calls of securities available for sale	2,857	1,816	6,421
Purchases of securities held to maturity	—	(19,897)	(20,405)
Proceeds from paydowns, maturities and calls of securities held to maturity	12,892	12,637	14,658
Loan originations and payments, net	(9,633)	(31,877)	(43,879)
Proceeds from sale of SBA loans	—	2,835	1,895
Net cash received in branch acquisition	—	3,119	—
Net cash received in Greater Atlantic acquisition	—	50,213	—
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(410)	(386)	(133)
Proceeds from sale of other real estate owned	2,570	1,655	408
Purchases of bank premises and equipment	(1,971)	(100)	(130)

Net cash and cash equivalents provided by (used in) investing activities	11,033	43,694	(45,464)

Financing activities:
Net increase (decrease) in deposits	(24,817)	(59,186)	43,991
Proceeds from Federal Home Loan Bank advances	5,000	—	5,000
Repayment of Federal Home Loan Bank advances	—	(25,357)	—
Net increase in securities sold under agreement to repurchase and other short-term borrowings	1,888	1,130	5,389
Issuance of common stock, net of issuance costs	—	26,919	—
Additional cost of 2009 common stock issuance	(48)	—	—

Net cash and cash equivalents provided by (used in) financing activities	(17,977)	(56,494)	54,380

Increase (decrease) in cash and cash equivalents	1,675	(6,692)	13,454
Cash and cash equivalents at beginning of period	8,070	14,762	1,308

Cash and cash equivalents at end of period	$9,745	$8,070	$14,762

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$8,851	$8,746	$11,814
Income taxes	1,557	380	1,120
Supplemental schedule of noncash investing and financing activities
Transfer from securities available-for-sale to securities held-to-maturity	—	—	19,125
Transfer from non-covered loans to other real estate owned	3,209	1,043	317
Transfer from covered loans to other real estate owned	676	—	—
Acquisition of fixed assets related to Leesburg Branch	—	—	501

See accompanying notes to consolidated financial statements.

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank” or “the Bank”) a Virginia state chartered bank which commenced operations on April 14, 2005. The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations. Sonabank operates 12 branches in Virginia located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Leesburg (2), South Riding, Front Royal, New Market and Clifton Forge, and we also have a branch in Rockville, Maryland.

On September 28, 2009, Sonabank assumed approximately $26.6 million in deposits of the Old Town Warrenton branch of Millennium Bank, N.A. and purchased $23.6 million of selected loans from Millennium Bank, N.A. Refer to Footnote 19 for additional information.

Effective December 4, 2009, Sonabank assumed certain deposits and liabilities and acquired certain assets of Greater Atlantic from the FDIC as receiver for Greater Atlantic Bank, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on December 4, 2009 (the “Agreement”). On December 5, 2009, the former Greater Atlantic offices, located in Reston, New Market, Front Royal and South Riding, Virginia and Rockville, Maryland opened as Sonabank branches. Refer to Footnotes 1, 3, 7 and 18 for additional information.

The accounting policies and practices of SNBV and subsidiary conform to U. S. generally accepted accounting principles and to general practice within the banking industry. Major policies and practices are described below:

Principles of Consolidation

The consolidated financial statements include the accounts of SNBV and its wholly owned subsidiary. SNBV is a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Sonabank. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, the FDIC indemnification asset, mortgage servicing rights, other real estate owned and deferred tax assets.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Loans

SNBV provides mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by non-residential mortgage loans throughout its market area. The ability of SNBV’s debtors to honor their contracts is in varying degrees dependent upon the real estate market conditions and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, purchase premiums and discounts and any deferred loan fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method without anticipating prepayments.

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

SNBV has purchased, primarily through acquisitions, individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. SNBV estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loans’ or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Allowance for Loan and Lease Losses (ALLL)

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collection of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on a three year historical average net loss experience for each portfolio segment adjusted for current industry and economic conditions and estimates of their affect on loan collectability. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component provides for estimated losses in unimpaired loans and is based on historical loss experience adjusted for current factors.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual net loss history experienced by SNBV over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: owner occupied commercial real estate, non-owner occupied commercial real estate, construction and land development, commercial loans, closed end residential 1-4 family, and other consumer. While underwriting practices in this environment are more stringent, the bank estimates the effect of internal factors on future net loss experience to be negligible. Management’s estimate of the effect of current external economic environmental conditions on future net loss experience is significant in all loan segments and particularly on loans secured by real estate including single family 1-4, non-owner occupied commercial real estate and construction and land development loans. These factors include excess inventory, generally less demand driven in part by fewer qualified borrowers and buyers. These considerations have played a significant role in management’s estimate of the adequacy of the allowance for loan and lease losses.

Commercial real estate consists of borrowings secured by owner-occupied and non-owner-occupied commercial real estate. Repayment of these loans is dependent upon rental income or the subsequent sale of the property for loans secured by non-owner-occupied commercial real estate and by cash flows from business operations for owner-occupied commercial real estate. Loans for which the source of repayment is rental income are primarily impacted by local economic conditions which dictate occupancy rates and the amount of rent charged. Commercial real estate loans that are dependent on cash flows from operations can also be adversely affected by current market conditions for their product or service.

Construction and land development primarily consist of borrowings to purchase and develop raw land into residential and non-residential properties. Construction loans are extended to individuals as well as corporations for the construction of an individual or multiple properties and are secured by raw land and the subsequent improvements. Repayment of the loans to real estate developers is dependent upon the sale or lease of properties to third parties in a timely fashion upon completion. Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value which may be absorbed by SNBV. In 2010, a significant portion of SNBV’s loan charge-offs were on 1-4 family development properties. Consequently, SNBV has allocated the highest percentage of allowance for loan losses as a percentage of loans compared to the other identified loan portfolio segments.

Commercial loans consist of borrowings for commercial purposes to individuals, corporations, partnerships, sole proprietorships, and other business enterprises. Commercial loans are generally secured by business assets such as equipment, accounts receivable, inventory, or any other asset excluding real estate and generally made to finance capital expenditures or operations. SNBV’s risk exposure is related to deterioration in the value of collateral securing the loan should foreclosure become necessary. Generally, business assets used or produced in operations do not maintain their value upon foreclosure which may require SNBV to write-down the value significantly to sell.

Closed end residential real estate loans consist of loans to individuals for the purchase of primary residences with repayment primarily through wage or other income sources of the individual borrower. SNBV’s loss exposure to these loans is dependent on local market conditions for residential properties as loan amounts are determined, in part, by the fair value of the property at origination.

Other consumer loans are comprised of loans to individuals both unsecured and secured and open-end home equity loans secured by real estate, with repayment dependent on individual wages and other income. The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary. Losses in this portfolio are generally relatively low, however, due to the small individual loan size and the balance outstanding as a percentage of SNBV’s entire portfolio.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from SNBV, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and SNBV does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives of 30 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Goodwill and Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. SNBV has selected August 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions and are amortized over their estimated useful lives, which range from 7 to 15 years.

Stock Based Compensation

Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Bank-owned Life Insurance

SNBV has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Foreclosed Assets

Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

FDIC Indemnification Asset

The acquisition of Greater Atlantic Bank on December 4, 2009 was accounted for under the acquisition method of accounting, and the assets and liabilities were recorded at their estimated fair values. Such fair values were preliminary estimates and subject to adjustment for up to one year after the acquisition date. The FDIC indemnification asset is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. Management has completed the analysis of the acquisition accounting estimates as of the acquisition date, and has revised the FDIC indemnification asset accordingly. The revised fair value of the indemnification asset in the amount of $18.9 million represented the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages at the acquisition date. The revised estimated gross cash flows associated with this receivable were $23.4 million. These cash flows were then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The difference between the gross cash flows and the fair value of the indemnification assets, $4.5 million, will be accreted on an accelerated basis over the estimated loss period of the loans. Net cash flows related to the FDIC indemnification asset are presented in the net change in other assets in operating activities in the Consolidated Statements of Cash Flows.

Retirement Plans

Employee 401(k) plan expense is the amount of matching contributions. Supplemental retirement plan expense allocates the benefits over years of service.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

SNBV recognizes interest and/or penalties related to income tax matters in income tax expense.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements in the amount of $1.2 million and $794 thousand at December 31, 2010 and 2009, respectively. These balances do not earn interest.

Consolidated Statements of Cash Flows

For purposes of reporting cash flows, SNBV defines cash and cash equivalents as cash due from banks and interest-bearing deposits in other banks with maturities less than 90 days. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings.

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by SNBV relate solely to outstanding stock options and warrants and are determined using the treasury stock method.

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

Recent Accounting Pronouncements

ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SNBV adopted the provisions of the new authoritative accounting guidance under ASC Topic 860 on January 1, 2010. Adoption of the new guidance did not have a significant impact on SNBV’s financial statements.

ASC Topic 310 “Receivables.” New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (“ALLL”). The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance. SNBV adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010. Adoption of the new guidance did not have an impact on SNBV’s statements of income and financial condition. The disclosures about activity that occurs will be effective for reporting periods after January 1, 2011, and will have no impact on SNBV’s statements of income and financial condition.

FASB ASC 310 Receivables, Sub-Topic 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”) was amended to clarify that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310 Subtopic 310-40 Troubled Debt Restructurings by Creditors. The new authoritative accounting guidance under Subtopic 310-30 became effective in the third quarter of 2010 and did not have an impact on SNBV’s financial statements.

2.	SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2010
SBA guaranteed loan pools	$10,822	$216	$—	$11,038
FHLMC preferred stock	16	14	—	30

Total	$10,838	$230	$—	$11,068

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
December 31, 2009
Residential government-sponsored mortgage-backed securities	$4,967	$—	$(53)	$4,914
SBA guaranteed loan pools	13,412	151	(13)	13,550
FHLMC preferred stock	16	25	—	41

Total	$18,395	$176	$(66)	$18,505

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized Cost	Gross Unrecognized		Fair Value
		Gains	Losses
December 31, 2010
Residential government-sponsored mortgage-backed securities	$34,088	$1,247	$—	$35,335
Residential government-sponsored collateralized mortgage obligations	188	8	—	196
Other residential collateralized mortgage obligations	1,166	5	—	1,171
Trust preferred securities	9,453	675	(2,865)	7,263

	$44,895	$1,935	$(2,865)	$43,965

	Amortized Cost	Gross Unrecognized		Fair Value
		Gains	Losses
December 31, 2009
Residential government-sponsored mortgage-backed securities	$45,369	$1,173	$(169)	$46,373
Residential government-sponsored collateralized mortgage obligations	398	21	—	419
Other residential collateralized mortgage obligations	1,577	—	—	1,577
Trust preferred securities	10,352	—	(880)	9,472

	$57,696	$1,194	$(1,049)	$57,841

During 2010, we sold $4.7 million of available-for-sale mortgage-backed securities resulting in gross gains of $142 thousand. During the year ended December 31, 2009, we sold $34.0 million of available-for-sale mortgage-backed securities and 25,000 shares of FHLMC preferred stock resulting in gross gains of $371 thousand. During the year ended December 31, 2008, we sold $15.5 million of available-for-sale mortgage-backed securities resulting in gross gains of $269 thousand. The tax provision related to these realized gains was $48 thousand, $126 thousand and $91 thousand for 2010, 2009 and 2008, respectively.

The fair value and amortized cost, if different, of debt securities as of December 31, 2010 by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one to five years	$—	$—	$200	$201
Due in five to ten years	—	—	1,378	1,405
Due after ten years	9,453	7,263	9,244	9,432
Residential government-sponsored mortgage-backed securities	34,088	35,335	—	—
Residential government-sponsored collateralized mortgage obligations	188	196	—	—
Other residential collateralized mortgage obligations	1,166	1,171	—	—

Total	$44,895	$43,965	$10,822	$11,038

Securities with a carrying amount of approximately $45.3 million and $40.1 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio which is subject to liquidity needs, market rate changes and credit risk changes to see if adjustments are needed. At December 31, 2010 and 2009, some securities’ fair values were below cost. As outlined in the table below, there were securities with stated maturities totaling approximately $4.8 million in the portfolio that are considered temporarily impaired at December 31, 2010. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of December 31, 2010. The following tables present information regarding securities in a continuous unrealized loss position as of December 31, 2010 and December 31, 2009 (in thousands) by duration of time in a loss position:

December 31, 2010

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Trust preferred securities	$—	$—	$4,805	$(2,865)	$4,805	$(2,865)

December 31, 2009

	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$4,914	$(53)	$—	$—	$4,914	$(53)
SBA guaranteed loan pools	819	(13)	—	—	819	(13)

	$5,733	$(66)	$—	$—	$5,733	$(66)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$14,039	$(169)	$—	$—	$14,039	$(169)
Trust preferred securities	—	—	8,094	(880)	8,094	(880)

	$14,039	$(169)	$8,094	$(880)	$22,133	$(1,049)

As of December 31, 2010, we owned pooled trust preferred securities as follows (in thousands):

	Tranche Level	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Value	Current Defaults and Deferrals	% of Current Defaults and Deferrals to Current Collateral	Previously Recognized Cumulative Other Comprehensive Loss (1)
Security		Moody’s	Fitch	Moody’s	Fitch
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$7,873	$7,029	$4,395	$184,056	31%	$316
MMCF II B	Senior Sub	A3	AA-	Baa2	BB	496	456	465	34,000	29%	40
MMCF III B	Senior Sub	A3	A-	Ba1	CC	656	641	410	37,000	32%	15

						9,025	8,126	5,270			$371

											Cumulative Other Comprehensive Loss (2)	Cumulative OTTI Related to Credit Loss (2)
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	517	517	125,100	36%	738	$245
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,051	126	399	137,705	28%	1,345	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,032	—	27	220,250	29%	—	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,043	85	113	111,682	34%	488	470
ALESCO V C1	Mezzanine	A2	A	Ca	C	2,062	456	456	115,942	36%	945	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,089	29	102	266,100	40%	501	2,559
ALESCO XVI C	Mezzanine	A3	A-	Ca	C	2,058	114	379	149,900	30%	764	1,180

						13,835	1,327	1,993			$4,781	$7,726

Total						$22,860	$9,453	$7,263

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

Each of these securities has been evaluated for potential impairment under ASC 325. In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to identify the most reflective estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analyses performed included the following assumptions:

•	We assume that .5% of the remaining performing collateral will default or defer per annum.

•	We assume recoveries of 25% with a two year lag on all defaults and deferrals.

•	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.

•

Additionally banks with assets over $15 billion will no longer be allowed to count down streamed trust preferred proceeds as Tier 1 capital (although it will still be counted as Tier 2 capital). That will incent the large banks to prepay their trust preferred securities if they can or if it is economically desirable. As a consequence we have projected in all of our pools that 25% of the collateral issued by banks with assets over $15 billion will prepay in 2013.

•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

These assumptions resulted in OTTI charges related to credit on two of the trust preferred securities in the amount of $151 thousand during the year ended December 31, 2010, compared to OTTI charges related to credit on the trust preferred securities totaling $7.6 million for the year ended December 31, 2009.

We also own $1.2 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was originally rated AAA by Standard and Poors. After a series of downgrades this security has been evaluated for potential impairment. Based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support it has been determined that an OTTI charge for credit exists for the year ended December 31, 2010. The assumptions used in the analysis included a 7% prepayment speed, 15% default rate, a 55% loss severity and an accounting yield of 3.60%. We recorded OTTI charges for credit on this security of $137 thousand in 2010 and $139 thousand during 2009. There were no OTTI charges for credit on this security in 2008.

The following table presents a roll forward of the credit losses recognized in earnings for the periods ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$7,714	$—
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	7,714
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	288	—

Amount of cumulative other-than-temporary impairment related to credit loss as of December 31, 2010	$8,002	$7,714

3.	LOANS

Loans, net of unearned income, consist of the following at year end (in thousands):

	December 31, 2010			December 31, 2009
	Covered Loans	Non-covered Loans	Total Loans	Covered Loans	Non-covered Loans	Total Loans
Mortgage loans on real estate:
Commercial real estate—owner-occupied	$5,246	$81,487	$86,733	$6,613	$76,765	$83,378
Commercial real estate—non-owner-occupied	13,898	76,068	89,966	17,881	63,059	80,940
Secured by farmland	—	3,522	3,522	—	6,471	6,471
Construction loans to residential builders	—	—	—	—	5,436	5,436
Other construction and land loans	1,098	39,480	40,578	3,498	42,564	46,062
Residential 1-4 family	29,935	58,900	88,835	33,815	61,024	94,839
Multi- family residential	563	19,177	19,740	2,570	10,726	13,296
Home equity lines of credit	40,287	10,532	50,819	44,235	10,532	54,767

Total real estate loans	91,027	289,166	380,193	108,612	276,577	385,189
Commercial loans	998	76,644	77,642	3,184	70,757	73,941
Consumer loans	146	2,010	2,156	193	3,528	3,721

Gross loans	92,171	367,820	459,991	111,989	350,862	462,851
Less unearned income on loans	—	(554)	(554)	—	(564)	(564)

Loans, net of unearned income	$92,171	$367,266	$459,437	$111,989	$350,298	$462,287

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.” Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.” The covered loans acquired in the Greater Atlantic transaction are and will continue to be subject to our internal and external credit review. As a result, if and when credit deterioration is noted subsequent to the acquisition date, such deterioration will be measured through our allowance for loan loss calculation methodology and a provision for credit losses will be charged to earnings with a partially offsetting noninterest expense item reflecting the change to the FDIC indemnification asset. There has been no provision recorded on covered loans since acquisition.

Credit-impaired covered loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, that SNBV will not collect all contractually required principal and interest payments. Generally, acquired loans that meet SNBV’s definition for nonaccrual status fall within the definition of credit-impaired covered loans.

Impaired loans were as follows (in thousands):

	2010			2009
	Covered Loans	Non-covered Loans	Total	Covered Loans	Non-covered Loans	Total
Year end impaired loans with allocated allowance for loan losses	$—	$6,575	$6,575	$—	$4,190	$4,190
Year end impaired loans without allocated allowance for loan losses	$3,473	15,237	18,710	4,933	—	4,933

Total	$3,473	$21,812	$25,285	$4,933	$4,190	$9,123

Amount of the allowance for loan losses allocated	$—	$446	$446	$—	$554	$554

	2010			2009			2008
	Covered Loans	Non-covered Loans	Total	Covered Loans	Non-covered Loans	Total	Non-covered Loans
Average of impaired loans during the year	$4,943	$6,082	$11,025	$365	$2,153	$2,518	$1,031
Interest income recognized during impairment	160	165	325	—	4	4	17
Cash-basis interest income recognized	157	118	275	—	4	4	17

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (in thousands):

	Covered Loans		Non-covered Loans		Total Loans
	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment (1)	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded
Commercial real estate—owner occupied	$141	$—	$358	$—	$499	$—
Commercial real estate—non-owner occupied (2)	1,807	—	5,508	—	7,315	—
Construction and land development	1,055	—	4,844	—	5,899	—
Commercial loans	285	—	1,558	—	1,843	—
Residential 1-4 family	108	—	2,969	—	3,077	—
Other consumer loans	77	—	—	—	77	—

Total	$3,473	$—	$15,237	$—	$18,710	$—

With an allowance recorded
Commercial real estate—owner occupied	$—	$—	$—	$—	$—	$—
Commercial real estate—non-owner occupied (2)	—	—	1,076	50	1,076	50
Construction and land development	—	—	—	—	—	—
Commercial loans	—	—	935	376	935	376
Residential 1-4 family	—	—	4,564	20	4,564	20
Other consumer loans	—	—	—	—	—	—

Total	$—	$—	$6,575	$446	$6,575	$446

(1)	Recorded investment is after charge offs of $7.8 million and includes SBA guarantees of $1.7 million.
(2)	Includes loans secured by farmland and multi-family residential loans.

Nonaccrual loans and loans past due 90 days and still on accrual were as follows (in thousands):

	2010			2009
	Covered Loans	Non-covered Loans	Total	Covered Loans	Non-covered Loans	Total
Loans past due 90 days or more and still on accrual	$234	$—	$234	$—	$—	$—
Nonaccrual loans	2,048	9,585	11,633	5,080	5,734	10,814
SBA guaranteed amounts included in nonaccrual loans	$—	$1,410	$1,410	$—	$1,544	$1,544

Nonaccrual loans and loans past due 90 days and still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still accruing by class of loans as of December 31, 2010 (in thousands):

	Covered Loans		Non-covered Loans		Total Loans
	Nonaccrual Loans	Loans Past Due 90 Days or More Still on Accrual	Nonaccrual Loans	Loans Past Due 90 Days or More Still on Accrual	Nonaccrual Loans	Loans Past Due 90 Days or More Still on Accrual
Commercial real estate—owner occupied	$—	$—	$358	$—	$358	$—
Commercial real estate—non-owner occupied (1)	1,796	—	2,600	—	4,396	—
Construction and land development	—	—	2,304	—	2,304	—
Commercial loans	67	—	1,516	—	1,583	—
Residential 1-4 family	108	—	2,807	—	2,915	—
Other consumer loans	77	234	—	—	77	234

Total	$2,048	$234	$9,585	$—	$11,633	$234

(1)	Includes loans secured by farmland and multi-family residential loans.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2010 (in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More	Total Past Due	Nonaccrual Loans	Loans Not Past Due	Total Loans
Covered loans:
Commercial real estate—owner occupied	$316	$412	$—	$728	$—	$4,518	$5,246
Commercial real estate—non-owner occupied (1)	436	—	—	436	1,796	12,229	14,461
Construction and land development	—	—	—	—	—	1,098	1,098
Commercial loans	—	—	—	—	67	931	998
Residential 1-4 family	—	134	—	134	108	29,693	29,935
Other consumer loans	—	39	234	273	77	40,083	40,433

Total	$752	$585	$234	$1,571	$2,048	$88,552	$92,171

Non-covered loans:
Commercial real estate—owner occupied	$551	$719	$—	$1,270	$358	$79,859	$81,487
Commercial real estate—non-owner occupied (1)	868	—	—	868	2,600	95,299	98,767
Construction and land development	30	—	—	30	2,304	37,146	39,480
Commercial loans	1,646	30	—	1,676	1,516	73,452	76,644
Residential 1-4 family	3,739	32	—	3,771	2,807	52,322	58,900
Other consumer loans	10	134	—	144	—	12,398	12,542

Total	$6,844	$915	$—	$7,759	$9,585	$350,476	$367,820

Total loans:
Commercial real estate—owner occupied	$867	$1,131	$—	$1,998	$358	$84,377	$86,733
Commercial real estate—non-owner occupied (1)	1,304	—	—	1,304	4,396	107,528	113,228
Construction and land development	30	—	—	30	2,304	38,244	40,578
Commercial loans	1,646	30	—	1,676	1,583	74,383	77,642
Residential 1-4 family	3,739	166	—	3,905	2,915	82,015	88,835
Other consumer loans	10	173	234	417	77	52,481	52,975

Total	$7,596	$1,500	$234	$9,330	$11,633	$439,028	$459,991

(1)	Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for loan and lease losses for the years ended December 31, 2010, 2009 and 2008 is summarized below (in thousands):

	2010	2009	2008
Balance, beginning of period	$5,172	$4,218	$3,476
Provision charged to operations	9,025	6,538	1,657
Recoveries credited to allowance	167	157	8

Total	14,364	10,913	5,141
Loans charged off	8,765	5,741	923

Balance, end of period	$5,599	$5,172	$4,218

The following table presents the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of December 31, 2010 (in thousands):

	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied (1)	Construction and Land Development	Commercial Loans	1-4 Family Residential	Other Consumer Loans	Unallocated	Total
Allowance for loan losses:	$562	$1,265	$326	$2,425	$905	$103	$13	$5,599
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$50	$—	$376	$20	$—	$—	$446
Collectively evaluated for impairment	562	1,215	326	2,049	885	103	13	5,153

Total ending allowance	$562	$1,265	$326	$2,425	$905	$103	$13	$5,599

Loans:
Individually evaluated for impairment	$358	$6,584	$4,844	$2,493	$7,533	$—	$—	$21,812
Collectively evaluated for impairment	81,129	92,183	34,636	74,151	51,367	12,542	—	346,008

Total ending loan balances	$81,487	$98,767	$39,480	$76,644	$58,900	$12,542	$—	$367,820

(1)	Includes loans secured by farmland and multi-family residential loans.

It is Sonabank’s practice to charge off collateral dependent loans to recoverable value rather than establish a specific reserve. Charge offs on loans individually evaluated for impairment totaled approximately $8.3 million during 2010.

Troubled Debt Restructurings

At December 31, 2010 we had three restructured loans included in impaired loans totaling $6.6 million with borrowers who experienced deterioration in financial condition. These loans are secured by single-family residential properties or commercial real estate properties. There were no restructured loans as of December 31, 2009. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms. These restructured loans were on accrual status as payments were being made according to the restructured loan terms.

SNBV allocated $70 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010, and no commitments have been made to lend additional funds to these customers.

Credit Quality Indicators

Through its system of internal controls SNBV evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. SNBV has no loans classified Doubtful.

Special Mention loans are loans that have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position.

Substandard loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Covered Loans			Non-covered Loans			Total Loans
	Classified/ Criticized	Pass	Total	Classified/ Criticized	Pass	Total	Classified/ Criticized	Pass	Total
Commercial real estate—owner occupied	$141	$5,105	$5,246	$915	$80,572	$81,487	$1,056	$85,677	$86,733
Commercial real estate—non-owner occupied (1)	1,807	12,654	14,461	7,452	91,315	98,767	9,259	103,969	113,228
Construction and land development	1,055	43	1,098	4,844	34,636	39,480	5,899	34,679	40,578
Commercial loans	285	713	998	2,725	73,919	76,644	3,010	74,632	77,642
Residential 1-4 family	108	29,827	29,935	7,533	51,367	58,900	7,641	81,194	88,835
Other consumer loans	77	40,356	40,433	40	12,502	12,542	117	52,858	52,975

Total	$3,473	$88,698	$92,171	$23,509	$344,311	$367,820	$26,982	$433,009	$459,991

(1)	Includes loans secured by farmland and multi-family residential loans.

Purchased Loans

SNBV purchased loans in the Greater Atlantic transaction, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2010 and 2009 was $4.1 million and $6.2 million, respectively. The contractual amount of these loans as of December 31, 2010 and 2009 was $7.7 million and $10.5 million, respectively. These loans primarily consisted of commercial real estate and construction loans. The discount on these loans, which is nonaccretable, was $3.6 million and $4.3 million at December 31, 2010 and 2009, respectively. There was no allowance for loan losses on these loans as of December 31, 2010 and 2009. All of these loans were acquired in 2009; there were no purchased loans acquired in 2008 or 2010. There were no reclassifications from nonaccretable difference to accretable yield in 2010 or 2009.

SNBV also purchased loans in the Greater Atlantic transaction, for which there was at acquisition, no evidence of deterioration of credit quality since origination. The carrying amount of these loans at December 31, 2010 and 2009 was $88.1 million and $105.7 million, respectively. The total discount on these loans was $20.9 million and $23.7 million at December 31, 2010 and 2009, respectively. The amount of accretable discount was $10.9 million and $13.7 million at December 31, 2010 and 2009, respectively. The nonaccretable discount was $10.0 million at December 31, 2010 and 2009. Accretion of $2.8 million was recognized in income during 2010.

4.	FAIR VALUE

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$11,038	$—	$11,038	$—
FHLMC preferred stock	30	30	—	—

Total available-for-sale securities	$11,068	$30	$11,038	$—

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
Residential government-sponsored mortgage-backed securities	$4,914	$—	$4,914	$—
SBA guaranteed loan pools	13,550	—	13,550	—
FHLMC preferred stock	41	—	41	—

Total available-for-sale securities	$18,505	$—	$18,505	$—

FHLMC preferred stock in the amount of $41 thousand was transferred from the level 2 valuation hierarchy to level 1 during 2010.

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

Management utilized guidance in ASC 820-10 to value these securities. The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own. We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio. When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used. Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI. The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 10.08% to 15.22%. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility. We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Based on our analyses during 2010, we recorded OTTI charges related to credit on trust preferred securities in the amount of $151 thousand. There were OTTI charges related to credit on trust preferred securities totaling $7.6 million during 2009, and there were none in 2008.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that an OTTI charge for credit exists for the year ended December 31, 2010. The assumptions used in the analysis included a 7% prepayment speed, 15% default rate, a 55% loss severity and an accounting yield of 3.60%. We recorded OTTI charges for credit on this security of $137 thousand in 2010 and $139 thousand during 2009. There were no OTTI charges for credit on this security in 2008.

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

Impaired Loans

ASC 820-10 applies to loans measured for impairment using the practical expedients permitted by ASC 310 at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired in accordance with ASC 310 totaled $21.8 million as of December 31, 2010 with an allocated allowance for loan losses totaling $446 thousand compared to a carrying amount of $4.2 million with an allocated allowance for loan losses totaling $554 thousand at December 31, 2009. Provision expense related to the impaired loans at December 31, 2010 totaled $7.5 million during the year ended December 31, 2010. Provision expense related to impaired loans totaled $1.2 million during the year ended December 31, 2009.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. OREO is further evaluated quarterly for any additional impairment. Fair value is classified as Level 3 in the fair value hierarchy. The total amount of OREO was $4.6 million at December 31, 2010. At December 31, 2010, the amount of non-covered OREO was $3.9 million and covered OREO was $676 thousand. There were write-downs of non-covered OREO and covered OREO totaling $18 thousand during 2010.

The total amount of OREO was $3.5 million at December 31, 2009. At December 31, 2010, the amount of non-covered OREO was $2.8 million and covered OREO was $740 thousand. There were write-downs of non-covered OREO $400 thousand during 2009.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trust preferred securities, held to maturity	$973	$—	$—	$973
Other residential collateralized mortgage obligations	1,171	—	1,171	$—
Impaired non-covered loans:
Commercial real estate—owner occupied	358	—	—	358
Commercial real estate—non-owner occupied (2)	6,534	—	—	6,534
Construction and land development	4,844	—	—	4,844
Commercial loans	2,117	—	—	2,117
Residential 1-4 family	7,513	—	—	7,513
Impaired covered loans:
Commercial real estate—owner occupied	141	—	—	141
Commercial real estate—non-owner occupied (2)	1,807	—	—	1,807
Construction and land development	1,055	—	—	1,055
Commercial loans	285	—	—	285
Residential 1-4 family	108	—	—	108
Other consumer loans	77	—	—	77
Non-covered other real estate owned:
Commercial real estate—owner occupied	578	—	—	578
Construction and land development	2,797	—	—	2,797
Residential 1-4 family	526	—	—	526
Covered other real estate owned:
Commercial real estate—owner occupied	597	—	—	597
Commercial	79	—	—	79

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trust preferred securities, held to maturity	$1,378	$—	$—	$1,378
Other residential collateralized mortgage obligations	1,577	—	1,577	—
Impaired non-covered loans:
Commercial real estate—owner occupied	179	—	—	179
Commercial real estate—non-owner occupied (2)	1,823	—	—	1,823
Commercial loans	1,279	—	—	1,279
Residential 1-4 family	355	—	—	355
Impaired covered loans:
Commercial real estate—owner occupied	597	—	—	597
Commercial real estate—non-owner occupied (2)	1,805	—	—	1,805
Construction and land development	2,198	—	—	2,198
Commercial loans	227	—	—	227
Residential 1-4 family	106	—	—	106
Non-covered other real estate owned:
Construction and land development	2,797	—	—	2,797
Covered other real estate owned:
Commercial real estate—non-owner occupied (2)	481	—	—	481
Residential 1-4 family	259	—	—	259

(2)	Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows at year end (in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$9,745	$9,745	$8,070	$8,070
Securities available for sale	11,068	11,068	18,505	18,505
Securities held to maturity	44,895	43,965	57,696	57,841
Stock in Federal Reserve Bank and Federal Home Loan Bank	6,350	n/a	5,940	n/a
Net non-covered loans	361,667	360,016	345,126	348,978
Net covered loans	92,171	91,661	111,989	111,989
Accrued interest receivable	2,141	2,141	2,167	2,167
FDIC indemnification asset	18,536	18,536	19,408	19,408
Financial liabilities:
Deposits:
Demand deposits	50,490	50,490	50,838	50,838
Money market and savings accounts	175,351	175,351	134,529	134,529
Certificates of deposit	205,133	207,221	270,424	272,073
Securities sold under agreements to repurchase and other short-term borrowings	23,908	23,908	22,020	22,020
FHLB advances	35,000	36,458	30,000	30,441
Accrued interest payable	415	415	753	753

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. It was not practicable to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of long-term debt is based on current rates for similar financing. The carrying value of the FDIC indemnification asset equates to the estimated fair value. The fair value was determined on the date of acquisition by discounting estimated future cash flows using the long-term risk free rate plus a premium. Subsequent additions to the asset are valued at par as it is anticipated that these amounts will be shortly received. The fair value of off-balance-sheet items is not considered material.

5.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Land	$531	$38
Building and improvements	2,612	1,555
Leasehold improvements	1,631	1,618
Furniture and equipment	2,334	1,938

	7,108	5,149
Less accumulated depreciation and amortization	2,449	1,924

Bank premises and equipment, net	$4,659	$3,225

Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2010 are as follows (in thousands):

2011	$1,405
2012	1,188
2013	998
2014	811
2015	603

$5,005

The leases contain options to extend for periods of 2 to 6 years. Rental expense for 2010, 2009 and 2008 was $1.4 million, $1.1 million and $1.0 million, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in the balance for goodwill during the year follows (in thousands):

	2010	2009
Balance at the end of year	$8,713	$8,713

Acquired Intangible Assets

Acquired intangible assets were as follows at year end (in thousands):

	December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$6,537	$(3,622)	$2,915

	December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$6,537	$(2,679)	$3,858

Estimated amortization expense of intangibles for the years ended December 31 follows (in thousands):

2011	$919
2012	862
2013	423
2014	136
2015	122
Thereafter	453

$2,915

7.	FDIC INDEMNIFICATION ASSET

The acquisition of Greater Atlantic Bank on December 4, 2009 was accounted for under the acquisition method of accounting, and the assets and liabilities were recorded at their estimated fair values. Such fair values were preliminary estimates and were subject to adjustment for up to one year after the acquisition date. The FDIC indemnification asset is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. Management has completed the analysis of the acquisition accounting estimates as of the acquisition date, and has revised the FDIC indemnification asset accordingly. The revised fair value of the indemnification asset in the amount of $18.9 million represented the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages at the acquisition date. The revised estimated gross cash flows associated with this receivable were $23.4 million. These cash flows were then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The discount rate ranged from 5.21% to 5.55%. The defaults were derived by a combination of the traditional defaults embedded in the interest rates/discount rates (2.09%) and unsystematic credit risk not embedded in the interest rates. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The difference between the gross cash flows and the fair value of the indemnification assets, $4.5 million, will be accreted on an accelerated basis over the estimated loss period of the loans.

The following table presents changes in the FDIC indemnification asset for the period indicated (in thousands):

FDIC Indemnification Asset
Balance as of January 1, 2010	$19,408
Adjustments to fair value	(1,700)
Accretion	828

Balance as of December 31, 2010	$18,536

8.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 was $109.9 million and $101.0 million, respectively. At December 31, 2010, the scheduled maturities of time deposits are as follows (in thousands):

2011	$110,812
2012	46,752
2013	24,698
2014	5,473
2015	17,398

$205,133

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (FHLB) overnight advances, federal funds purchased and securities sold under agreements to repurchase that mature within one year, which are secured transactions with customers or broker/dealers. Other short-term borrowings consist of the following (in thousands):

	2010	2009	2008
Securities sold under agreements to repurchase	$23,908	$22,020	$20,890

Weighted average interest rate at year end	0.76%	0.85%	0.54%

For the periods ended December 31, 2010, 2009 and 2008:
Average outstanding balance	$22,249	$22,428	$18,179
Average interest rate during the year	0.95%	0.74%	1.82%

Maximum month-end outstanding balance	$25,932	$26,520	$23,007

Investment securities in the amount of $32.2 million and $32.1 million were pledged as collateral for securities sold under agreements to repurchase at December 31, 2010 and 2009, respectively.

10.	FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the Federal Home Loan Bank were as follows (in thousands):

	2010	2009
FHLB fixed rate advance maturing January 2010 with a rate of 2.82%	$—	$5,000
FHLB fixed rate advance maturing July 2011 with a rate of 0.835%	5,000
FHLB fixed rate advance maturing January 2012 with a rate of 1.20%	5,000

FHLB convertible advances maturing from August 2012 through October 2012 with fixed rates from 3.86% to 4.20%, and a weighted average interest rate of 4.05% (1)	25,000	25,000

Total FHLB advances	$35,000	$30,000

(1)	These advances have a five year maturity and are currently convertible to adjustable rate advances at the option of the FHLB of Atlanta. If converted, the adjustable rate advances will be priced at a spread to 3-month LIBOR.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. Residential 1-4 family mortgage loans in the amount of approximately $88.2 million and $59.5 million were pledged as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) advances as of December 31, 2010 and 2009, respectively. Home equity lines of credit (HELOCs) in the amount of approximately $61.3 million were pledged as collateral for FHLB advances at December 31, 2010; there were no HELOCs pledged as of December 31, 2009. Commercial mortgage loans in the amount of approximately $84.7 million and $70.7 million were pledged as collateral for FHLB advances as of December 31, 2010 and 2009, respectively. Investment securities in the amount of $11.0 million and $5.0 million were pledged as collateral for FHLB advances at December 31, 2010 and 2009, respectively.

At December 31, 2010, Sonabank had available collateral to borrow an additional $99.1 million from the FHLB.

11.	INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Deferred tax assets:
Allowance for loan losses	$1,126	$894
Organization costs	232	259
Unearned loan fees and other	189	192
Net operating loss carryover	698	901
Purchase accounting	288	432
Other real estate owned write-downs	210	204
Other than temporary impairment charge	2,492	3,085
Net unrealized loss on securities available for sale	1,711	1,790
Other	206	329

Total deferred tax assets	7,152	8,086

Deferred tax liabilities:
Deferred gain on acquisition	3,308	3,299
Core deposit intangible amortization	—	156
Depreciation	62	72

Total deferred tax liabilities	3,370	3,527

Net deferred tax assets	$3,782	$4,559

No valuation allowance was deemed necessary on deferred tax assets in 2010 or 2009. Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that SNBV will generate the necessary taxable income in future periods.

At December 31, 2010, SNBV had net operating loss carryforwards of approximately $2.1 million which expire in 2026. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2010, 2009 or 2008. SNBV and its subsidiary file a consolidated U. S. federal tax return, and SNBV files a Virginia state income tax return. These returns are subject to examination by taxing authorities for all years after 2006.

The provision for income taxes consists of the following for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Current tax expense	$—	$193	$731
Deferred tax expense (benefit)	698	754	(416)

Income tax expense	$698	$947	$315

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 34% to pretax income for the years ended December 31, 2010, 2009 and 2008 due to the following (in thousands):

	2010	2009	2008
Computed expected tax expense	$850	$1,123	$518
Reduction in tax expense resulting from:
Income from bank-owned life insurance	(188)	(197)	(200)
Other, net	36	21	(3)

Income tax expense	$698	$947	$315

12.	EMPLOYEE BENEFITS

SNBV has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by SNBV. There was no expense for 2010. Expense for 2009 and 2008 was $95 thousand and $60 thousand, respectively.

A deferred compensation plan that covers two executive officers was established in 2007. Under the plan, the Bank pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest over 10 years, beginning with the individual’s retirement. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation in 2010, 2009 and 2008 was $209 thousand, $168 thousand and $160 thousand, respectively. The deferred compensation liability was $603 thousand and $394 thousand as of December 31, 2010 and 2009, respectively.

13.	STOCK-BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees. As of December 31, 2009, options to purchase an aggregate of 281,675 shares of common stock were outstanding and 20,825 shares remained available for issuance. The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options. The purpose of the plan is to afford key employees an incentive to remain in the employ of SNBV and to assist in the attracting and retaining of non- employee directors by affording them an opportunity to share in SNBV’s future success. Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date. The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted:

	2010	2009	2008
Dividend yield	0.00%	0.00%	0.00%
Expected life	10 years	10 years	10 years
Expected volatility	42.47%	25.17%	19.17%
Risk-free interest rate	3.13%	3.09%	3.51%
Weighted average fair value per option granted	$4.08	$2.75	$3.51

•	We have paid no dividends.

•

Due to SNBV’s short existence and lack of trading volume, the volatility was estimated using historical volatility of comparative publicly traded financial institutions in the Virginia market combined with that of SNBV for periods approximating the expected option life.

•

The risk-free interest rate was developed using the U. S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense on future option grants.

A summary of the activity in the stock option plan for 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	281,675	$8.56
Granted	48,250	7.09
Forfeited	(17,250)	8.32
Exercised	—	—

Options outstanding, end of period	312,675	$8.35	6.3	$109

Vested or expected to vest	312,675	$8.35	6.3	$109
Exercisable at end of period	191,065	$9.00	5.9	$17

Stock-based compensation expense was $82 thousand, $57 thousand and $29 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, unrecognized compensation expense associated with stock options was $340 thousand which is expected to be recognized over a weighted average period of 3.7 years.

14.	WARRANTS

As part of the purchase price of the fixed assets related to the Leesburg branch, SNBV issued 61,000 warrants for the purchase of its common stock at an exercise price of $12.73 per share during the first quarter of 2008. The warrants originally were to expire in three years, but have been extended until February 2012. The fair value of each warrant issued was estimated using the Black-Scholes options-pricing model. As a result of issuing the warrants, $51 thousand was recorded as additional paid in capital. The following weighted-average assumptions were used to value the warrants:

Dividend yield	0.00%
Expected life	3 years
Expected volatility	19.17%
Risk-free interest rate	2.11%
Weighted average fair value per warrant	$0.84

15.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $2.4 million and $3.8 million as of December 31, 2010 and 2009, respectively.

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

At December 31, 2010 and 2009, we had unfunded lines of credit and undisbursed construction loan funds totaling $104.9 million and $121.7 million, respectively. Our approved loan commitments were $35.0 million and $850 thousand at December 31, 2010 and 2009, respectively. Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

16.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2010, 2009 and 2008 (in thousands, except per share data):

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the year ended December 31, 2010
Basic EPS	$1,801	11,590	$0.16
Effect of dilutive stock options and warrants	—	3	—

Diluted EPS	$1,801	11,593	$0.16

For the year ended December 31, 2009
Basic EPS	$2,356	7,560	$0.31
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$2,356	7,560	$0.31

For the year ended December 31, 2008
Basic EPS	$1,208	6,799	$0.18
Effect of dilutive stock options and warrants	—	—	—

Diluted EPS	$1,208	6,799	$0.18

There were 453,522 anti-dilutive options and warrants during 2010. There were 425,175 anti-dilutive options and warrants during 2009, and there were 356,425 anti-dilutive options and warrants during 2008.

17.	REGULATORY MATTERS

SNBV and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on SNBV’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), SNBV must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2010 and 2009, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for prompt corrective action.

Quantitative measures established by regulation to ensure capital adequacy require SNBV to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2010, that SNBV meets all capital adequacy requirements to which it is subject.

The capital amounts and ratios for SNBV and Sonabank at year end are presented in the following table (in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
SNBV
Tier 1 risk-based capital ratio	$90,214	20.52%	$17,585	4.00%	$26,377	6.00%
Total risk-based capital ratio	95,689	21.77%	35,169	8.00%	43,961	10.00%
Leverage ratio	90,214	15.23%	23,701	4.00%	29,626	5.00%
Sonabank
Tier 1 risk-based capital ratio	$86,757	19.74%	$17,580	4.00%	$26,370	6.00%
Total risk-based capital ratio	92,231	20.99%	35,160	8.00%	43,950	10.00%
Leverage ratio	86,757	14.64%	23,701	4.00%	29,626	5.00%
2009
SNBV
Tier 1 risk-based capital ratio	$87,208	17.32%	$20,146	4.00%	$30,219	6.00%
Total risk-based capital ratio	92,380	18.34%	40,292	8.00%	50,366	10.00%
Leverage ratio	87,208	17.37%	20,084	4.00%	25,105	5.00%
Sonabank
Tier 1 risk-based capital ratio	$83,764	16.63%	$20,143	4.00%	$30,214	6.00%
Total risk-based capital ratio	88,936	17.66%	40,286	8.00%	50,357	10.00%
Leverage ratio	83,764	16.68%	20,084	4.00%	25,105	5.00%

SNBV’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2011, the Bank could, without prior approval, declare dividends of approximately $4.3 million plus any 2011 net profits retained to the date of the dividend declaration.

18.	FDIC-ASSISTED ACQUISITION

On December 4, 2009, the Bank acquired certain assets and assumed certain liabilities of Greater Atlantic Bank pursuant to the Agreement at a discount bid (negative) in the amount of $20.8 million. A significant element of the Greater Atlantic acquisition is the loss sharing agreement between the Bank and the FDIC. Under the loss sharing agreement with the FDIC, the FDIC will reimburse the Bank for a substantial portion of any future losses on loans and other real estate owned. We refer to the acquired assets subject to the loss sharing agreement collectively as “covered assets.” Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $19 million of losses on the covered assets and absorb 95% of losses and share in 95% of loss recoveries with respect to losses exceeding $19 million. The loss sharing arrangement for non-residential and residential loans is in effect for 5 years and 10 years, respectively, from the December 4, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

This was not simply a financial transaction but an opportunity to broaden and deepen our deposit franchise. Greater Atlantic’s branches in Rockville, Front Royal, New Market and South Riding have been integrated into the Sonabank branch system. The Greater Atlantic branch in Reston has been combined into Sonabank’s existing Reston branch which is less than two miles away.

The Greater Atlantic acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the December 4, 2009 acquisition date. The operations of Greater Atlantic Bank are included in our operating results from December 4, 2009. Such fair values are preliminary estimates and are subject to adjustment for up to one-year after the acquisition date. We have completed the analysis of the acquisition accounting estimates as of the acquisition date, and we have revised the FDIC indemnification asset accordingly. The revised fair value of the indemnification asset in the amount of $18.9 million represented the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages at the acquisition date. The revised estimated gross cash flows associated with this receivable were $23.4 million. The application of the acquisition method of accounting resulted in a gain of $11.2 million. Such gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed. Acquisition related costs totaling $499 thousand were expensed as incurred in 2009. A summary of the net assets acquired and liabilities assumed follows (in thousands):

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

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2009 and 2008. The pro forma information includes adjustments for interest income on acquired loans and securities, amortization of intangibles arising from the transaction, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

	2009	2008
(in thousands, except per share data)
Net interest income	$16,918	$16,141
Net income (loss)	$(5,433)	$(10,329)
Basic earnings (loss) per share	$(0.72)	$(1.52)

19.	BRANCH ACQUISITION

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

21.	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Southern National Bancorp of Virginia, Inc. follows (in thousands):

CONDENSED BALANCE SHEETS

DECEMBER 31,

	2010	2009
ASSETS
Cash	$3,342	$3,359
Investment in subsidiary	95,658	93,679
Other assets	114	86

Total assets	$99,114	$97,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock	$116	$116
Additional paid in capital	96,478	96,444
Retained earnings	5,854	4,053
Accumulated other comprehensive loss	(3,334)	(3,489)

Total stockholders’ equity	99,114	97,124

Total liabilities and stockholders’ equity	$99,114	$97,124

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(in thousands)

	2010	2009	2008
Equity in undistributed net income of subsidiary	$1,872	$2,408	$1,273
Other operating expenses	108	79	99

Income before income taxes	1,764	2,329	1,174
Income tax benefit	(37)	(27)	(34)

Net income	$1,801	$2,356	$1,208

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(in thousands)

	2010	2009	2008
Operating activities:
Net income	$1,801	$2,356	$1,208
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Equity in undistributed net income of subsidiary	(1,872)	(2,408)	(1,273)
Other, net	54	27	74

Net cash and cash equivalents provided by (used in) operating activities	(17)	(25)	9

Investing activities:
Investment in subsidiary	48	(25,919)	—

Net cash and cash equivalents provided by (used in) investing activities	48	(25,919)	—

Financing activities:
Issuance of common stock	—	26,919	—
Additional cost of 2009 common stock issuance	(48)	—	—

Net cash and cash equivalents provided by (used in) financing activities	(48)	26,919	—

Increase (decrease) in cash and cash equivalents	(17)	975	9
Cash and cash equivalents at beginning of period	3,359	2,384	2,375

Cash and cash equivalents at end of period	$3,342	$3,359	$2,384

22.	OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive loss balances, net of tax (in thousands):

	Balance at December 31, 2009	Current Period Change	Balance at December 31, 2010
Unrealized gains (losses) on securities available for sale	$73	$79	$152
Unrecognized loss on securities held to maturity for which other than temporary impairment charges have been taken	(3,289)	157	(3,132)
Unrealized loss on securities available for sale transferred to held to maturity	(273)	(81)	(354)

Total	$(3,489)	$155	$(3,334)

23.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Income (Loss) Before Taxes	Net Income (Loss)	Earnings (Loss) Per Share
					Basic	Diluted
	(dollars in thousands)
2010
First quarter	$8,391	$6,260	$1,522	$1,041	$0.09	$0.09
Second quarter	8,561	6,441	1,499	1,025	0.09	0.09
Third quarter	8,255	6,087	1,622	1,105	0.10	0.10
Fourth quarter (1)	7,966	5,872	(2,144)	(1,370)	(0.12)	(0.12)
2009
First quarter	$5,426	$3,046	$727	$526	$0.08	$0.08
Second quarter (2)	5,571	3,490	(31)	23	—	—
Third quarter (2)	5,778	3,951	67	88	0.01	0.01
Fourth quarter (3) (4)	6,631	4,842	2,540	1,719	0.18	0.18

(1)	In the fourth quarter of 2010 the provision for loan losses was $5.3 million compared to $1.0 million in the third quarter of 2010.
(2)	In the second and third quarters of 2009 management recognized other than temporary impairment charges on trust preferred securities in the amounts of $863 thousand and $1.2 million, respectively.
(3)	In the fourth quarter of 2009 management recognized other than temporary impairment charges on trust preferred securities and a collateralized mortgage obligation in the amount of $5.6 million. Management also recognized a gain on the Greater Atlantic acquisition in the amount of $11.2 million.
(4)	On November 4, 2009, SNBV completed a public offering of its common stock, selling 4,791,665 shares of common stock. This caused dilution in earnings per share compared to prior quarters.

Item 9.—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 9, 2011, the Audit Committee of the Board of Directors of Southern National Bancorp of Virginia, Inc., a Virginia corporation (the “Company”), informed Crowe Horwath LLP (“Crowe”) that Crowe will be dismissed as the Company’s independent registered public accounting firm effective as of the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The decision to change the Company’s independent registered public accounting firm was approved by the Company’s Audit Committee and the Board of Directors.

Additionally, based on the Audit Committee’s approval, on March 9, 2011, the Company selected KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm for the fiscal year ended December  31, 2011.

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

Management’s Report on Internal Control over Financial Reporting. The management of Southern National Bancorp of Virginia, Inc. (“SNBV”) is responsible for the preparation, integrity, and fair presentation of SNBV’s annual consolidated financial statements. All information has been prepared in accordance with U.S. generally accepted accounting principles and, as such, includes certain amounts that are based on management’s best estimates and judgments.

Management is responsible for establishing and maintaining adequate internal control over financial reporting presented in conformity with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SNBV; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of SNBV are being made only in accordance with authorizations of management and directors of SNBV; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of SNBV’s assets that could have a material effect on the financial statements.

Two of the objectives of internal control are to provide reasonable assurance to management and the Board of Directors that transactions are properly authorized and recorded in SNBV’s financial records, and that the preparation of SNBV’s financial statements and other financial reporting is done in accordance with U.S. generally accepted accounting principles. There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, internal control can vary with changes in circumstances.

Management has made its own assessment of the effectiveness of SNBV’s internal control of financial reporting as of December 31, 2010, in relation to the criteria described in the report, Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management believes that, as of December 31, 2010, there was a control deficiency with respect to the identification of a subsequent event that constituted a material weakness and that there were no other deficiencies that constituted a material weakness as of December 31, 2010. Subsequent to the notification by SNBV to Crowe Horwath of their termination as SNBV’s auditors, management was informed by Crowe Horwath that a material weakness existed in SNBV’s internal controls related to subsequent event evaluation. Specifically, SNBV took an additional $500,000 charge on a nonperforming loan in March 2011 based on an offer made in February 2011 for the property that secured the loan following SNBV’s foreclosure on the loan. The offer was below the appraised value of the loan. The additional charge should have been recorded in SNBV’s financial statements as of December 31, 2010, and has been so recorded. SNBV has begun, and plans to continue, remediating this control deficiency through enhanced subsequent event reviews.

Crowe Horwath LLP has provided its report on the effectiveness of SNBV’s internal control over financial reporting in their report dated March 15, 2011.

Changes in Internal Control over Financial Reporting. Other than the identification of the material weakness related to the misidentification of a subsequent event described above, there have been no other changes in SNBV’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, SNBV’s internal control over financial reporting.

Item 9B.—Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Committees of the Board—Audit Committee”, “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 pursuant to Regulation 14A under the Exchange Act (the “2011 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2011 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders” in the 2011 Proxy Statement is incorporated herein by reference in response to this item.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Party Transactions” in the 2011 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2011 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.—Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8 on pages 69 through 110

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2010 and 2009

Consolidated Statements of Income—Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows—Years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The following are filed or furnished, as noted below, as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.2	Certificate of Amendment to the Articles of Incorporation dated January 31, 2005 (incorporated herein by reference to Exhibit 3.2 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.3	Certificate of Amendment to the Articles of Incorporation dated April 13, 2006 (incorporated herein by reference to Exhibit 3.3 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to SNBV’s Annual Report on Form 10-K for the year ended December 31, 2006)

3.5	Amendment No. 1 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to SNBV’s Current Report on Form 8-K filed on October 14, 2009)

4.1	Specimen Stock Certificate of SNBV (incorporated herein by reference to Exhibit 4.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

4.2	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.2 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

4.3	Form of Amendment to Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

10.1+	Southern National Bancorp of Virginia, Inc. 2004 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

10.2+	Form of Change in Control Agreement with Georgia S. Derrico and R. Roderick Porter (incorporated herein by reference to Exhibit 10.1 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-136285))

10.3+	Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-162467))

10.4+	Supplemental Executive Retirement Plan for Georgia Derrico (incorporated herein by reference to Exhibit 10.4 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-162467))

10.5+	Supplemental Executive Retirement Plan for Rod Porter (incorporated herein by reference to Exhibit 10.5 to SNBV’s Registration Statement on Form S-1 (Registration No. 333-162467))

10.6+	Southern National Bancorp of Virginia, Inc. 2010 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to SNBV’s Registration Statement on Form S-8 (Registration No. 333-166511))

10.7+	Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to SNBV’s Registration Statement on Form S-8 (Registration No. 333-166511))

11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 16 of the notes to consolidated financial statements included in this Annual Report on Form 10-K

Exhibit No.	Description
21.0*	Subsidiaries of the Registrant

23.1*	Consent of Crowe Horwath LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.

By:	/s/ GEORGIA S. DERRICO	Date: March 15, 2011
Georgia S. Derrico
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March x, 2011.

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