Form 10-Q
period 2011-03-31
Southern National Bancorp of Virginia Inc
filed 2011-05-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 29, 2011, there were 11,590,212 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

March 31, 2011

ITEM 1 - FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts) (Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,634	$2,180
Interest-bearing deposits in other financial institutions	4,948	7,565

Total cash and cash equivalents	7,582	9,745

Securities available for sale, at fair value	10,886	11,068

Securities held to maturity, at amortized cost (fair value of $40,777 and $43,965, respectively)	41,525	44,895

Covered loans	85,490	92,171
Non-covered loans	377,555	367,266

Total loans	463,045	459,437
Less allowance for loan losses	(5,704)	(5,599)

Net loans	457,341	453,838

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,350	6,350
Bank premises and equipment, net	4,550	4,659
Goodwill	8,713	8,713
Core deposit intangibles, net	2,685	2,915
FDIC indemnification asset	17,999	18,536
Bank-owned life insurance	14,703	14,568
Other real estate owned	7,908	4,577
Deferred tax assets, net	3,734	3,782
Other assets	6,457	7,178

Total assets	$590,433	$590,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$32,591	$34,529
Interest-bearing deposits:
NOW accounts	16,324	15,961
Money market accounts	150,964	169,861
Savings accounts	5,771	5,490
Time deposits	226,708	205,133

Total interest-bearing deposits	399,767	396,445

Total deposits	432,358	430,974

Securities sold under agreements to repurchase and other short-term borrowings	19,881	23,908
Federal Home Loan Bank (FHLB) advances	35,000	35,000
Other liabilities	2,842	1,828

Total liabilities	490,081	491,710

Commitments and contingencies (See Note 5)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at March 31, 2011 and December 31, 2010	116	116
Additional paid in capital	96,504	96,478
Retained earnings	6,974	5,854
Accumulated other comprehensive loss	(3,242)	(3,334)

Total stockholders’ equity	100,352	99,114

Total liabilities and stockholders’ equity	$590,433	$590,824

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Interest and dividend income:
Interest and fees on loans	$7,121	$7,614
Interest and dividends on taxable securities	556	734
Interest and dividends on other earning assets	52	43

Total interest and dividend income	7,729	8,391

Interest expense:
Interest on deposits	1,277	1,804
Interest on borrowings	318	327

Total interest expense	1,595	2,131

Net interest income	6,134	6,260

Provision for loan losses	1,340	1,300

Net interest income after provision for loan losses	4,794	4,960

Noninterest income:
Account maintenance and deposit service fees	200	241
Income from bank-owned life insurance	135	139
Net gain (loss) on other real estate owned	(39)	20
Total other-than-temporary impairment losses	(32)	(7)
Portion of loss recognized in other comprehensive income (before taxes)	—	—

Net credit impairment losses recognized in earnings	(32)	(7)
Other	44	147

Total noninterest income	308	540

Noninterest expenses:
Salaries and benefits	1,603	1,641
Occupancy expenses	539	542
Furniture and equipment expenses	136	154
Amortization of core deposit intangible	230	236
Virginia franchise tax expense	171	184
FDIC assessment	154	189
Data processing expense	142	155
Telephone and communication expense	88	119
Change in FDIC indemnification asset	(159)	244
Other operating expenses	550	514

Total noninterest expenses	3,454	3,978

Income before income taxes	1,648	1,522
Income tax expense	528	481

Net income	$1,120	$1,041

Other comprehensive income :
Unrealized gain on available for sale securities	$96	$61
Realized amount on securities sold, net	—	—
Non-credit component of other-than-temporary impairment on held-to-maturity securities	55	76
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(11)	(30)

Net unrealized gain (loss)	140	107
Tax effect	(48)	(36)

Other comprehensive income	92	71

Comprehensive income	$1,212	$1,112

Earnings per share, basic and diluted	$0.10	$0.09

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(dollars in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
Balance - January 1, 2011	$116	$96,478	$5,854	$(3,334)		$99,114
Comprehensive income:
Net income			1,120		$1,120	1,120
Change in unrealized gain on available for sale securities (net of tax, $33)				63	63	63
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $15 and accretion, $11 and amounts recorded into other comprehensive income at transfer)				29	29	29
Total comprehensive income					$1,212

Stock-based compensation expense		26				26

Balance - March 31, 2011	$116	$96,504	$6,974	$(3,242)		$100,352

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(dollars in thousands) (Unaudited)

	2011	2010
Operating activities:
Net income	$1,120	$1,041
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	126	136
Amortization of core deposit intangible	230	236
Other amortization , net	(37)	50
Increase (decrease) in FDIC indemnification asset	(159)	244
Provision for loan losses	1,340	1,300
Earnings on bank-owned life insurance	(135)	(139)
Stock based compensation expense	26	17
Impairment on securities	32	7
Net (gain) loss on other real estate owned	39	(20)
Net (increase) decrease in other assets	111	(404)
Net increase in other liabilities	1,014	2,218

Net cash and cash equivalents provided by operating activities	3,707	4,686

Investing activities:
Proceeds from paydowns, maturities and calls of securities available for sale	265	521
Proceeds from paydowns, maturities and calls of securities held to maturity	3,486	2,598
Loan originations and payments, net	(8,045)	9,625
Net decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	—	(835)
Proceeds from sale of other real estate owned	388	294
Payments received on FDIC indemnification asset	696	—
Purchases of bank premises and equipment	(17)	(1,672)

Net cash and cash equivalents provided by (used in) investing activities	(3,227)	10,531

Financing activities:
Net increase (decrease) in deposits	1,384	(6,569)
Proceeds from Federal Home Loan Bank advances	—	5,000
Net decrease in securities sold under agreement to repurchase and other short-term borrowings	(4,027)	(772)

Net cash and cash equivalents used in financing activities	(2,643)	(2,341)

Increase (decrease) in cash and cash equivalents	(2,163)	12,876
Cash and cash equivalents at beginning of period	9,745	8,070

Cash and cash equivalents at end of period	$7,582	$20,946

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$1,640	$2,141
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	3,759	—

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

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

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“U. S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in SNBV’s Form 10-K for the year ended December 31, 2010.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This amendment clarifies the guidance on the evaluation made by a creditor on whether a restructuring constitutes a troubled debt restructuring. It clarifies the guidance related to a creditor’s evaluation of whether it has granted a concession to a debtor and also clarifies the guidance on a creditor’s evaluation of whether the debtor is experiencing financial difficulties. The amendment is effective for public entities for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The disclosures required which were deferred by ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, is effective for interim and annual periods beginning on or after June 15, 2011. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial condition or results of operation.

2.	STOCK- BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees. As of March 31, 2011, options to purchase an aggregate of 302,500 shares of common stock were outstanding and no shares remained available for issuance. The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options. The purpose of the plan is to afford key employees an incentive to remain in the employ of SNBV and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in SNBV’s future success. Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date. The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

SNBV granted 97,750 options during the first three months of 2011. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the three months ended March 31, 2011:

2011
Dividend yield	0.00%
Expected life	10 years
Expected volatility	46.13%
Risk-free interest rate	3.34%
Weighted average fair value per option granted	$4.39

•	We have paid no dividends.

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

For the three months ended March 31, 2011 and 2010, stock-based compensation expense was $26 thousand and $17 thousand, respectively. As of March 31, 2011, unrecognized compensation expense associated with the stock options was $721 thousand, which is expected to be recognized over a weighted average period of 4.3 years.

A summary of the activity in the stock option plan during the three months ended March 31, 2011 follows (dollars in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	312,675	$8.35
Granted	97,750	7.20
Forfeited	—	—
Exercised	—	—

Options outstanding, end of period	410,425	$8.07	7.0	$72

Vested or expected to vest	410,425	$8.07	7.0	$72

Exercisable at end of period	207,745	$8.90	4.9	$27

3.	SECURITIES

The amortized cost and fair value of securities available-for-sale were as follows (in thousands):

March 31, 2011	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
SBA guaranteed loan pools	$10,544	$251	$—	10,795
FHLMC preferred stock	16	75	—	91
Total	$10,560	$326	$—	$10,886

December 31, 2010	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
SBA guaranteed loan pools	$10,822	$216	$—	11,038
FHLMC preferred stock	16	14	—	30

Total	$10,838	$230	$—	$11,068

The carrying amount and fair value of securities held-to-maturity were as follows (in thousands):

March 31, 2011	Amortized Cost	Gross Unrecognized		Fair Value
		Gains	Losses
Residential government-sponsored mortgage-backed securities	$31,334	$1,161	$(14)	$32,481
Residential government-sponsored collateralized mortgage obligations	153	5	—	158
Other residential collateralized mortgage obligations	1,100	4	—	1,104
Trust preferred securities	8,938	864	(2,768)	7,034

	$41,525	$2,034	$(2,782)	$40,777

December 31, 2010	Amortized Cost	Gross Unrecognized		Fair Value
		Gains	Losses
Residential government-sponsored mortgage-backed securities	$34,088	$1,247	$—	$35,335
Residential government-sponsored collateralized mortgage obligations	188	8	—	196
Other residential collateralized mortgage obligations	1,166	5	—	1,171
Trust preferred securities	9,453	675	(2,865)	7,263

	$44,895	$1,935	$(2,865)	$43,965

The fair value and carrying amount, if different, of debt securities as of March 31, 2011, by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one to five years	$—	$—	$322	$329
Due in five to ten years	—	—	1,170	1,194
Due after ten years	8,938	7,034	9,052	9,272
Residential government-sponsored mortgage-backed securities	31,334	32,481	—	—
Residential government-sponsored collateralized mortgage obligations	153	158	—	—
Other residential collateralized mortgage obligations	1,100	1,104	—	—

Total	$41,525	$40,777	$10,544	$10,795

Securities with a carrying amount of approximately $42.3 million and $45.3 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio for indicators of other than temporary impairment. At March 31, 2011 and December 31, 2010, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $8.9 million in the portfolio that are considered temporarily impaired at March 31, 2011. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of March 31, 2011. The following tables present information regarding securities in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010 (in thousands) by duration of time in a loss position:

March 31, 2011
	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$4,510	$(14)	$—	$—	$4,510	$(14)
Trust preferred securities	—	—	4,359	(2,768)	4,359	(2,768)

	$4,510	$(14)	$4,359	$(2,768)	$8,869	$(2,782)

December 31, 2010
	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Trust preferred securities	$—	$—	$4,805	$(2,865)	$4,805	$(2,865)

As of March 31, 2011, we owned pooled trust preferred securities as follows:

Security	Tranche	Ratings When Purchased		Current Ratings				Estimated Fair	Current Defaults and	% of Current Defaults and Deferrals to Current	Previously Recognized Cumulative Other Comprehensive
	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Collateral	Loss (1)
	(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$7,256	$6,486	$3,943	$204,056	43%	$313
MMCF II B	Senior Sub	A3	AA-	Baa2	BB	496	457	465	34,000	29%	39
MMCF III B	Senior Sub	A3	A-	Ba1	CC	656	641	416	37,000	32%	15

						8,408	7,584	4,824			$367

Other Than Temporarily Impaired:											Cumulative Other Comprehensive Loss (2)	Cumulative OTTI Related to Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	541	541	127,100	37%	682	$277
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,059	126	437	140,705	28%	1,354	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,032	—	33	231,250	31%	—	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,046	85	123	111,682	34%	491	470
ALESCO V C1	Mezzanine	A2	A	Ca	C	2,073	458	576	117,942	41%	954	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,100	29	79	266,100	40%	512	2,559
ALESCO XVI C	Mezzanine	A3	A-	Ca	C	2,065	115	421	149,900	35%	770	1,180

						13,875	1,354	2,210			$4,763	$7,758

Total						$22,283	$8,938	$7,034

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

Each of these securities has been evaluated for other than temporary impairment. In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

•	We assume that .5% of the remaining performing collateral will default or defer per annum.

•	We assume recoveries ranging from 25% to 50% with a two year lag on all defaults and deferrals.

•	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.

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

•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

These assumptions resulted in OTTI charges related to credit on one of the trust preferred securities in the amount of $32 thousand during the quarter ended March 31, 2011, compared to no OTTI charges related to credit on the trust preferred securities for the quarter ended March 31, 2010.

We also own $1.1 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was originally rated AAA by Standard and Poors. After a series of downgrades this security has been evaluated for potential impairment. Based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support it has been determined that no OTTI charge for credit was required for the quarter ended March 31, 2011. The assumptions used in the analysis included a 5.5% prepayment speed, 15%

default rate, a 50% loss severity and an accounting yield of 2.60%. We recorded OTTI charges for credit on this security of $7 thousand in the first quarter of 2010.

The following table presents a roll forward of the credit losses for the trust preferred securities and the residential collateralized mortgage obligation recognized in earnings for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,002	$7,714
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	32	7

Amount of cumulative other-than-temporary impairment related to credit loss as of March 31	$8,034	$7,721

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2011 and December 31, 2010:

	Covered Loans	Non-covered Loans	Total Loans	Covered Loans	Non-covered Loans	Total Loans
	March 31, 2011			December 31, 2010
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,812	$86,407	$91,219	$5,246	$81,487	$86,733
Commercial real estate - non-owner-occupied	10,341	85,634	95,975	13,898	76,068	89,966
Secured by farmland	—	3,507	3,507	—	3,522	3,522
Construction and land loans	998	32,079	33,077	1,098	39,480	40,578
Residential 1-4 family	28,944	57,029	85,973	29,935	58,900	88,835
Multi- family residential	558	23,289	23,847	563	19,177	19,740
Home equity lines of credit	38,865	9,581	48,446	40,287	10,532	50,819

Total real estate loans	84,518	297,526	382,044	91,027	289,166	380,193

Commercial loans	830	78,687	79,517	998	76,644	77,642
Consumer loans	142	2,061	2,203	146	2,010	2,156

Gross loans	85,490	378,274	463,764	92,171	367,820	459,991

Less unearned income on loans	—	(719)	(719)	—	(554)	(554)

Loans, net of unearned income	$85,490	$377,555	$463,045	$92,171	$367,266	$459,437

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.” Loans not acquired from Greater Atlantic Bank are referred to as “non-covered loans.” The covered loans are subject to our internal and external credit review. As a result, if and when credit deterioration is noted subsequent to the acquisition date, such deterioration will be measured through our allowance for loan loss calculation methodology and a provision for credit losses will be charged to earnings. There has been no incremental provision recorded on covered loans since acquisition. The FDIC indemnification asset is reduced for cash payments received, and adjusted each quarter for changes in expected recoveries from the FDIC based on the expected cash flows from the covered loans. The adjustment amount is recorded through earnings.

Credit-impaired covered loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, that SNBV will not collect all contractually required principal and interest payments. Generally, acquired loans that meet SNBV’s definition for nonaccrual status fall within the definition of credit-impaired covered loans.

Impaired loans were as follows (in thousands):

March 31, 2011	Covered Loans		Non-covered Loans		Total Loans
	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment (1)	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$141	$—	$413	$—	$554	$—
Commercial real estate - non-owner occupied (2)	1,702	—	4,669	—	6,371	—
Construction and land development	701	—	1,789	—	2,490	—
Commercial loans	217	—	2,364	—	2,581	—
Residential 1-4 family	599	—	2,062	—	2,661	—
Other consumer loans	—	—	—	—	—	—

Total	$3,360	$—	$11,297	$—	$14,657	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—		$—	$—
Commercial real estate - non-owner occupied (2)	—	—	—		—	—
Construction and land development	—	—	2,014	52	2,014	52
Commercial loans	—	—	1,389	427	1,389	427
Residential 1-4 family	—	—	4,564	20	4,564	20
Other consumer loans	—	—	—	—	—	—

Total	$—	$—	$7,967	$499	$7,967	$499

Grand total	$3,360	$—	$19,264	$499	$22,624	$499

(1)	Recorded investment is after charge offs of $5.9 million and includes SBA guarantees of $2.0 million.
(2)	Includes loans secured by farmland and multi-family residential loans.

December 31, 2010	Covered Loans		Non-covered Loans		Total Loans
	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment (1)	Allowance for Loan Losses Allocated	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$141	$—	$358	$—	$499	$—
Commercial real estate - non-owner occupied (2)	1,807	—	5,508	—	7,315	—
Construction and land development	1,055	—	4,844	—	5,899	—
Commercial loans	285	—	1,558	—	1,843	—
Residential 1-4 family	108	—	2,969	—	3,077	—
Other consumer loans	77	—	—	—	77	—

Total	$3,473	$—	$15,237	$—	$18,710	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied (2)	—	—	1,076	50	1,076	50
Construction and land development	—	—	—	—	—	—
Commercial loans	—	—	935	376	935	376
Residential 1-4 family	—	—	4,564	20	4,564	20
Other consumer loans	—	—	—	—	—	—

Total	$—	$—	$6,575	$446	$6,575	$446

Grand total	$3,473	$—	$21,812	$446	$25,285	$446

(1)	Recorded investment is after charge offs of $7.8 million and includes SBA guarantees of $1.7 million.
(2)	Includes loans secured by farmland and multi-family residential loans.

The following table presents the average recorded investment and interest income for impaired loans recognized by class of loans for the three months ended March 31, 2011 (in thousands):

	Covered Loans		Non-covered Loans		Total Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$141	$5	$323	$6	$464	$11
Commercial real estate - non-owner occupied (2)	1,748	21	5,119	44	6,867	65
Construction and land development	702	26	1,789	26	2,491	52
Commercial loans	218	5	1,842	13	2,060	18
Residential 1-4 family	225	3	2,062	—	2,287	3
Other consumer loans			—	—	—	—

Total	$3,034	$60	$11,135	$89	$14,169	$149

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied (2)	—	—	—	—	—	—
Construction and land development	—	—	2,014	31	2,014	31
Commercial loans	—	—	1,048	—	1,048	—
Residential 1-4 family	—	—	4,564	74	4,564	74
Other consumer loans	—	—	—	—	—	—

Total	$—	$—	$7,626	$105	$7,626	$105

Grand total	$3,034	$60	$18,761	$194	$21,795	$254

(2)	Includes loans secured by farmland and multi-family residential loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still accruing by class of loans as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Covered Loans		Non-covered Loans		Total Loans
	Nonaccrual Loans	Loans Past Due 90 Days or More Still on Accrual	Nonaccrual Loans	Loans Past Due 90 Days or More Still on Accrual	Nonaccrual Loans	Loans Past Due 90 Days or More Still on Accrual
Commercial real estate - owner occupied	$—	$—	$290	$—	$290	$—
Commercial real estate - non-owner occupied (1)	1,784	—	2,001	—	3,785	—
Construction and land development		—	204	—	204	—
Commercial loans		—	2,016	—	2,016	—
Residential 1-4 family	600	—	2,062	—	2,662	—
Other consumer loans	—	—	—	—	—	—

Total	$2,384	$—	$6,573	$—	$8,957	$—

December 31, 2010	Covered Loans		Non-covered Loans		Total Loans
	Nonaccrual Loans	Loans Past Due 90 Days or More Still on Accrual	Nonaccrual Loans	Loans Past Due 90 Days or More Still on Accrual	Nonaccrual Loans	Loans Past Due 90 Days or More Still on Accrual
Commercial real estate - owner occupied	$—	$—	$358	$—	$358	$—
Commercial real estate - non-owner occupied (1)	1,796	—	2,600	—	4,396	—
Construction and land development	—	—	2,304	—	2,304	—
Commercial loans	67	—	1,516	—	1,583	—
Residential 1-4 family	108	—	2,807	—	2,915	—
Other consumer loans	77	234	—	—	77	234

Total	$2,048	$234	$9,585	$—	$11,633	$234

(1)	Includes loans secured by farmland and multi-family residential loans.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $2.0 million and $1.4 million at March 31, 2011 and December 31, 2010, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More	Total Past Due	Nonaccrual Loans	Loans Not Past Due	Total Loans
Covered loans:
Commercial real estate - owner occupied	$725	$—	$—	$725	$—	$4,087	$4,812
Commercial real estate - non-owner occupied (1)	234	—	—	234	1,784	8,881	10,899
Construction and land development	106	—	—	106		892	998
Commercial loans	—	—	—	—		830	830
Residential 1-4 family	452	—	—	452	600	66,757	67,809
Other consumer loans	1	—	—	1	—	141	142

Total	$1,518	$—	$—	$1,518	$2,384	$81,588	$85,490

Non-covered loans:
Commercial real estate - owner occupied	$556	$511	$—	$1,067	$290	$85,050	$86,407
Commercial real estate - non-owner occupied (1)	—	—	—	—	2,001	110,429	112,430
Construction and land development	28	—	—	28	204	31,847	32,079
Commercial loans	1,752	—	—	1,752	2,016	74,919	78,687
Residential 1-4 family	1,034	744	—	1,778	2,062	62,770	66,610
Other consumer loans	7	13	—	20	—	2,041	2,061

Total	$3,377	$1,268	$—	$4,645	$6,573	$367,056	$378,274

Total loans:
Commercial real estate - owner occupied	$1,281	$511	$—	$1,792	$290	$89,137	$91,219
Commercial real estate - non-owner occupied (1)	234	—	—	234	3,785	119,310	123,329
Construction and land development	134	—	—	134	204	32,739	33,077
Commercial loans	1,752	—	—	1,752	2,016	75,749	79,517
Residential 1-4 family	1,486	744	—	2,230	2,662	129,527	134,419
Other consumer loans	8	13	—	21	—	2,182	2,203

Total	$4,895	$1,268	$—	$6,163	$8,957	$448,644	$463,764

December 31, 2010	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More	Total Past Due	Nonaccrual Loans	Loans Not Past Due	Total Loans
Covered loans:
Commercial real estate - owner occupied	$316	$412	$—	$728	$—	$4,518	$5,246
Commercial real estate - non-owner occupied (1)	436	—	—	436	1,796	12,229	14,461
Construction and land development	—	—	—	—	—	1,098	1,098
Commercial loans	—	—	—	—	67	931	998
Residential 1-4 family	—	134	—	134	108	29,693	29,935
Other consumer loans	—	39	234	273	77	40,083	40,433

Total	$752	$585	$234	$1,571	$2,048	$88,552	$92,171

Non-covered loans:
Commercial real estate - owner occupied	$551	$719	$—	$1,270	$358	$79,859	$81,487
Commercial real estate - non-owner occupied (1)	868	—	—	868	2,600	95,299	98,767
Construction and land development	30	—	—	30	2,304	37,146	39,480
Commercial loans	1,646	30	—	1,676	1,516	73,452	76,644
Residential 1-4 family	3,739	32	—	3,771	2,807	52,322	58,900
Other consumer loans	10	134	—	144	—	12,398	12,542

Total	$6,844	$915	$—	$7,759	$9,585	$350,476	$367,820

Total loans:
Commercial real estate - owner occupied	$867	$1,131	$—	$1,998	$358	$84,377	$86,733
Commercial real estate - non-owner occupied (1)	1,304	—	—	1,304	4,396	107,528	113,228
Construction and land development	30	—	—	30	2,304	38,244	40,578
Commercial loans	1,646	30	—	1,676	1,583	74,383	77,642
Residential 1-4 family	3,739	166	—	3,905	2,915	82,015	88,835
Other consumer loans	10	173	234	417	77	52,481	52,975

Total	$7,596	$1,500	$234	$9,330	$11,633	$439,028	$459,991

(1)	Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for loan and lease losses for the three months ended March 31, 2011, is summarized below (in thousands):

	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied (1)	Construction and Land Development	Commercial Loans	1-4 Family Residential	Other Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599
Charge offs	(60)	(600)	(7)	(521)	(102)	—	—	(1,290)
Recoveries	—	—	5	36	13	1	—	55
Provision	243	334	580	(135)	(16)	17	317	1,340

Ending balance	$745	$999	$904	$1,805	$894	$27	$330	$5,704

(1)	Includes loans secured by farmland and multi-family residential loans.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010 (in thousands):

	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied (1)	Construction and Land Development	Commercial Loans	1-4 Family Residential	Other Consumer Loans	Unallocated	Total
March 31, 2011
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$50	$2	$427	$20	$—	$—	$499
Collectively evaluated for impairment	745	949	902	1,378	874	27	330	5,205

Total ending allowance	$745	$999	$904	$1,805	$894	$27	$330	$5,704

Loans:
Individually evaluated for impairment	$—	$6,159	$2,727	$3,590	$6,788	$—	$—	$19,264
Collectively evaluated for impairment	86,407	106,271	29,352	75,097	59,822	2,061	—	359,010

Total ending loan balances	$86,407	$112,430	$32,079	$78,687	$66,610	$2,061	$—	$378,274

December 31, 2010
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$50	$—	$376	$20	$—	$—	$446
Collectively evaluated for impairment	562	1,215	326	2,049	979	9	13	5,153

Total ending allowance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599

Loans:
Individually evaluated for impairment	$358	$6,584	$4,844	$2,493	$7,533	$—	$—	$21,812
Collectively evaluated for impairment	81,129	92,183	34,636	74,151	61,899	2,010	—	346,008

Total ending loan balances	$81,487	$98,767	$39,480	$76,644	$69,432	$2,010	$—	$367,820

(1)	Includes loans secured by farmland and multi-family residential loans.

It is Sonabank’s practice to charge off collateral dependent loans to recoverable value rather than establish a specific reserve. Charge offs on loans individually evaluated for impairment totaled approximately $1.3 million during the first quarter of 2011.

Troubled Debt Restructurings

At March 31, 2011, we had three restructured loans included in impaired loans totaling $6.6 million with borrowers who experienced deterioration in financial condition. These loans are secured by single-family residential properties or commercial real estate properties. These restructured loans totaled $6.6 million as of December 31, 2010. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms. These restructured loans were on accrual status as payments were being made according to the restructured loan terms.

SNBV allocated $72 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011.

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

As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

March 31, 2011	Covered Loans			Non-covered Loans				Total Loans
	Classified/ Criticized (1)	Pass	Total	Special Mention	Substandard	Pass	Total	Classified/ Criticized	Pass	Total
Commercial real estate - owner occupied	$141	$4,671	$4,812	$1,863	$413	$84,131	$86,407	$2,417	$88,802	$91,219
Commercial real estate - non-owner occupied (2)	1,702	9,197	10,899	—	4,669	107,762	112,431	6,371	116,959	123,330
Construction and land development	701	297	998	—	3,803	28,276	32,079	4,504	28,573	33,077
Commercial loans	217	613	830	5,694	3,753	68,855	78,302	9,664	69,468	79,132
Residential 1-4 family	599	67,210	67,809	706	6,626	59,663	66,995	7,931	126,873	134,804
Other consumer loans	—	142	142	—	—	2,060	2,060	—	2,202	2,202

Total	$3,360	$82,130	$85,490	$8,263	$19,264	$350,747	$378,274	$30,887	$432,877	$463,764

December 31, 2010	Covered Loans			Non-covered Loans				Total Loans
	Classified/ Criticized (1)	Pass	Total	Special Mention	Substandard	Pass	Total	Classified/ Criticized	Pass	Total
Commercial real estate - owner occupied	$141	$5,105	$5,246	$557	$358	$80,572	$80,572	$1,056	$85,677	$86,733
Commercial real estate - non-owner occupied (2)	1,807	12,654	14,461	867	6,585	91,315	91,315	9,259	103,969	113,228
Construction and land development	1,055	43	1,098	—	4,844	34,636	34,636	5,899	34,679	40,578
Commercial loans	285	713	998	233	2,492	73,919	73,919	3,010	74,632	77,642
Residential 1-4 family	108	29,827	29,935	40	7,533	61,859	69,432	7,681	91,686	99,367
Other consumer loans	77	40,356	40,433	—	—	2,010	2,010	77	42,366	42,443

Total	$3,473	$88,698	$92,171	$1,697	$21,812	$344,311	$351,884	$26,982	$433,009	$459,991

(1)	Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2)	Includes loans secured by farmland and multi-family residential loans.

5.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $6.6 million and $2.4 million as of March 31, 2011 and December 31, 2010, respectively.

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

At March 31, 2011 and December 31, 2010, we had unfunded lines of credit and undisbursed construction loan funds totaling $111.9 million and $104.9 million, respectively. Our approved loan commitments were $7.6 million and $35.0 million at March 31, 2011 and December 31, 2010, respectively.

6.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended March 31, 2011
Basic EPS	$1,120	11,590	$0.10
Effect of dilutive stock options and warrants	—	4	—

Diluted EPS	$1,120	11,594	$0.10

For the three months ended March 31, 2010
Basic EPS	$1,041	11,590	$0.09
Effect of dilutive stock options and warrants	—	3	—

Diluted EPS	$1,041	11,593	$0.09

Anti-dilutive options and warrants totaled 550,365 and 414,766 for the three months ended March 31, 2011and 2010, respectively, as the exercise price exceeded the average share price during the period.

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

Securities Available for Sale

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U. S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of SNBV’s available-for-sale debt securities are considered to be level 2 securities.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$10,795	$—	$10,795	$—
FHLMC preferred stock	91	91	—	—

Total available-for-sale securities	$10,886	$91	$10,795	$—

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$11,038	$—	$11,038	$—
FHLMC preferred stock	30	30	—	—

Total available-for-sale securities	$11,068	$30	$11,038	$—

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own. We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio. When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used. Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI. The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 9.86% to 14.97%. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility. We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Based on our analysis in the first three months of 2011, we recorded OTTI charges related to credit on trust preferred securities in the amount of $32 thousand. There were no OTTI charges on trust preferred securities during the first three months of 2010.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows. We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the three months ended March 31, 2011. The assumptions used in the analysis included a 5.5% prepayment speed, 15% default rate, a 50% loss severity and an accounting yield of 2.60%. We recorded OTTI charges for credit on this security of $7 thousand in the first quarter of 2010.

Other Securities Classified as Held-to-Maturity

Our other securities classified as held-to-maturity include residential government sponsored mortgage-backed securities and residential government sponsored collateralized mortgage obligations. There was no OTTI recorded on these securities. Currently, all of SNBV’s other securities classified as held-to-maturity are considered to be level 2 securities.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by appraisals or other valuation which is then adjusted for the cost related to liquidation of the collateral. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $19.3 million as of March 31, 2011 with an allocated allowance for loan losses totaling $499 thousand compared to a carrying amount of $21.8 million with an allocated allowance for loan losses totaling $446 thousand at December 31, 2010. Charge offs related to the impaired loans at March 31, 2011 totaled $1.1 million during the first quarter of 2011, compared to $730 thousand during the three months ended March 31, 2010.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. OREO is further evaluated quarterly for any additional impairment. Fair value is classified as Level 3 in the fair value hierarchy. At March 31, 2011, the total amount of OREO was $7.9 million, of which $7.2 million was non-covered and $676 thousand was covered.

At December 31, 2010, the total amount of OREO was $4.6 million, of which $3.9 million was non-covered and $676 thousand was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trust preferred securities, held to maturity	$541	$—	$—	$541
Impaired non-covered loans:
Commercial real estate - owner occupied	413	—	—	413
Commercial real estate - non-owner occupied (1)	4,669	—	—	4,669
Construction and land development	3,751	—	—	3,751
Commercial loans	3,326	—	—	3,326
Residential 1-4 family	6,606	—	—	6,606
Impaired covered loans:
Commercial real estate - owner occupied	141	—	—	141
Commercial real estate - non-owner occupied (1)	1,702	—	—	1,702
Construction and land development	701	—	—	701
Commercial loans	217	—	—	217
Residential 1-4 family	599	—	—	599
Other consumer loans	—	—	—	—
Non-covered other real estate owned:
Commercial real estate - owner occupied	953	—	—	953
Construction and land development	5,435	—	—	5,435
Residential 1-4 family	844	—	—	844
Covered other real estate owned:
Commercial real estate - owner occupied	597	—	—	597
Commercial	79	—	—	79

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trust preferred securities, held to maturity	$973	$—	$—	$973
Other residential collateralized mortgage obligations	1,171	—	1,171	$—
Impaired non-covered loans:
Commercial real estate - owner occupied	358	—	—	358
Commercial real estate - non-owner occupied (1)	6,534	—	—	6,534
Construction and land development	4,844	—	—	4,844
Commercial loans	2,117	—	—	2,117
Residential 1-4 family	7,513	—	—	7,513
Impaired covered loans:
Commercial real estate - owner occupied	141	—	—	141
Commercial real estate - non-owner occupied (1)	1,807	—	—	1,807
Construction and land development	1,055	—	—	1,055
Commercial loans	285	—	—	285
Residential 1-4 family	108	—	—	108
Other consumer loans	77	—	—	77
Non-covered other real estate owned:
Commercial real estate - owner occupied	578	—	—	578
Construction and land development	2,797	—	—	2,797
Residential 1-4 family	526	—	—	526
Covered other real estate owned:
Commercial real estate - owner occupied	597	—	—	597
Commercial	79	—	—	79

(1)	Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$7,582	$7,582	$9,745	$9,745
Securities available for sale	10,886	10,886	11,068	11,068
Securities held to maturity	41,525	40,777	44,895	43,965
Stock in Federal Reserve Bank and Federal Home Loan Bank	6,350	n/a	6,350	n/a
Net non-covered loans	371,851	369,168	361,667	360,016
Net covered loans	85,490	84,729	92,171	91,661
Accrued interest receivable	2,381	2,381	2,141	2,141
FDIC indemnification asset	17,999	17,999	18,536	18,536
Financial liabilities:
Deposits:
Demand deposits	48,915	48,915	50,490	50,490
Money market and savings accounts	156,735	156,735	175,351	175,351
Certificates of deposit	226,708	228,392	205,133	207,221
Securities sold under agreements to repurchase and other short-term borrowings	19,881	19,881	23,908	23,908
FHLB advances	35,000	36,097	35,000	36,458
Accrued interest payable	370	370	415	415

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, savings accounts, money market accounts, short-term debt, and variable rate loans that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. It was not practicable to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of long-term debt is based on current rates for similar financing. The FDIC indemnification asset was measured at estimated fair value on the date of acquisition. The fair value was determined by discounting estimated future cash flows using the long-term risk free rate plus a premium. Subsequent additions to the asset are valued at par as it is anticipated that these amounts will be shortly received. The fair value of off-balance-sheet items is not considered material.

8. FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

On March 28, 2011, SNBV completed a restructuring of $25 million of convertible advances with the FHLB of Atlanta. These advances had a weighted average interest rate of 4.05% and maturities ranging from August 2012 through October 2012. The existing advances were replaced by $25 million of fixed rate, non-callable advances with a weighted average interest rate of 3.19% and maturities ranging from September 2013 through September 2014. The effect of the restructuring was to reduce the cost of the advances by 86 basis points and increase the duration of the advances from 1.41 to 2.84 years. The restructuring was accounted for as a modification of debt, rather than an extinguishment of debt.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2010. Results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results that may be attained for any other period.

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, factors that could contribute to those differences include, but are not limited to:

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

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state bank. Sonabank was originally chartered as a national bank under the laws of the United States of America on April 14, 2005. On January 1, 2009, Sonabank converted from a nationally chartered bank to a state chartered bank and moved its headquarters from Charlottesville to McLean, Virginia. Sonabank is now regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond. Sonabank conducts full-service banking operations in Charlottesville, Clifton Forge, Leesburg, Warrenton, New Market, Front Royal, South Riding and Fairfax County in Virginia and in Rockville, Maryland. We have received regulatory approval and expect to open a new branch in Middleburg, Virginia in May of 2011.We also have loan production offices in Charlottesville, Fredericksburg, Warrenton and Richmond in Virginia. We have administrative offices in Warrenton and an executive office in Georgetown, Washington, D.C where senior management is located.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended March 31, 2011 was $1.1 million compared to $1.0 million during the first quarter of 2010.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $6.1 million for the first quarter of 2011, compared to $6.3 million for the first quarter of 2010. The decline resulted primarily from a decline in average earning assets quarter to quarter as loans were almost flat but the average balance of investment securities declined by over $20.0 million. The accretion of the discount on the Greater Atlantic Bank loan portfolio amounted to $575 thousand in the first quarter of 2011, compared to $667 thousand in the first quarter of 2010. The net interest margin was 4.77% in the quarter ended March 31, 2011, up from 4.62% in the first quarter of 2010. This was the result of two factors. There was a small decline in the yield on earning assets which resulted primarily from the reduction in securities as a percentage of earning assets. The weighted average rate paid on deposits also declined largely as a result of the repricing of certain money market accounts at the beginning of 2011.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis For the Three Months Ended
	3/31/2011			3/31/2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$455,558	$7,121	6.34%	$459,267	$7,614	6.72%
Investment securities	54,342	556	4.09%	74,872	734	3.92%
Other earning assets	11,568	52	1.82%	14,785	43	1.18%

Total earning assets	521,468	7,729	6.01%	548,924	8,391	6.20%

Allowance for loan losses	(5,979)			(5,293)
Total non-earning assets	68,312			72,054

Total assets	$583,801			$615,685

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$15,869	11	0.27%	$15,227	12	0.31%
Money market accounts	158,811	365	0.93%	146,425	633	1.75%
Savings accounts	5,616	9	0.62%	4,669	7	0.64%
Time deposits	213,613	893	1.70%	256,521	1,152	1.82%

Total interest-bearing deposits	393,909	1,277	1.31%	422,842	1,804	1.73%
Borrowings	55,499	318	2.32%	55,463	327	2.39%

Total interest-bearing liabilities	449,408	1,595	1.44%	478,305	2,131	1.81%

Noninterest-bearing liabilities:
Demand deposits	32,113			33,540
Other liabilities	2,135			6,741

Total liabilites	483,656			518,586
Stockholders’ equity	100,145			97,099

Total liabilities and stockholders’ equity	$583,801			$615,685

Net interest income		$6,134			$6,260

Interest rate spread			4.57%			4.39%
Net interest margin			4.77%			4.62%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The provision for loan losses in the first quarter of 2011 was $1.3 million, and the provision was also $1.3 million in the first quarter of 2010. Net charge offs during the quarter ended March 31, 2011 were $1.2 million compared to $1.1 million during the first quarter of 2010. The charge-offs were related to various credits including a C&I loan and a commercial real estate loan.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$200	$241	$(41)
Income from bank-owned life insurance	135	139	(4)
Net gain (loss) on other real estate owned	(39)	20	(59)
Net impairment losses recognized in earnings	(32)	(7)	(25)
Other	44	147	(103)

Total noninterest income	$308	$540	$(232)

Noninterest income was $308 thousand during the first quarter of 2011, compared to $540 thousand during the same quarter of 2010. The major part of this decline was attributable to a decrease of $111 thousand in fees on letters of credit related to a short-term letter of credit which expired in June 2010. Also, during the first quarter of 2011, there were net losses on other real estate owned (“OREO”) of $39 thousand compared to gains of $20 thousand during the first quarter of 2010. There were other than temporary impairment (“OTTI”) charges of $32 thousand during the quarter ended March 31, 2011, compared to $7 thousand for the same period last year.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010	Change
	(dollars in thousands)
Salaries and benefits	$1,603	$1,641	$(38)
Occupancy expenses	539	542	(3)
Furniture and equipment expenses	136	154	(18)
Amortization of core deposit intangible	230	236	(6)
Virginia franchise tax expense	171	184	(13)
FDIC assessment	154	189	(35)
Data processing expense	142	155	(13)
Telephone and communication expense	88	119	(31)
Change in FDIC indemnification asset	(159)	244	(403)
Other operating expenses	550	514	36

Total noninterest expense	$3,454	$3,978	$(524)

Noninterest expense was $3.5 million for the first quarter of 2011 compared to $4.0 million for the first quarter of 2010. During the first quarter of 2011, there has been accretion of the FDIC indemnification asset of $159 thousand. During the first quarter of 2010, the accretion was offset by a charge to the FDIC indemnification asset due to impaired covered loans that paid off.

The efficiency ratio improved from 58.61% during the quarter ended March 31, 2010, to 53.03% during the first quarter of 2011.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets of Southern National Bancorp of Virginia were $590.4 million as of March 31, 2011 compared to $590.8 million as of December 31, 2010. Net loans receivable increased from $453.8 million at the end of 2010 to $457.3 million at March 31, 2011. Within that total, covered loans declined by $6.7 million while the non-covered loan portfolio increased by $10.3 million. Our loan pipeline is reasonably strong and we expect continued growth going forward, partially offset by continued declines in the covered portfolio.

Total deposits were $432.4 million at March 31, 2011 compared to $431.0 million at December 31, 2010. Certificates of deposit increased $21.6 million during the quarter. This was partially offset by a decrease in money market accounts of $18.9 million during the quarter ended March 31, 2011. We had paid rates in excess of market on large money market accounts for former Greater Atlantic Bank customers to retain them during 2010, and as of the beginning of 2011, we reduced those rates. Brokered certificates of deposit have decreased from $27.0 million at December 31, 2010, to $22.0 million as of March 31, 2011. Noninterest-bearing deposits were $32.6 million at March 31, 2011 and $34.5 million at December 31, 2010.

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

The following table summarizes the composition of our loan portfolio as of March 31, 2011 and December 31, 2010:

	Covered Loans	Non-covered Loans	Total Loans	Covered Loans	Non-covered Loans	Total Loans
	March 31, 2011			December 31, 2010
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,812	$86,407	$91,219	$5,246	$81,487	$86,733
Commercial real estate - non-owner-occupied	10,341	85,634	95,975	13,898	76,068	89,966
Secured by farmland	—	3,507	3,507	—	3,522	3,522
Construction and land loans	998	32,079	33,077	1,098	39,480	40,578
Residential 1-4 family	28,944	57,029	85,973	29,935	58,900	88,835
Multi- family residential	558	23,289	23,847	563	19,177	19,740
Home equity lines of credit	38,865	9,581	48,446	40,287	10,532	50,819

Total real estate loans	84,518	297,526	382,044	91,027	289,166	380,193

Commercial loans	830	78,687	79,517	998	76,644	77,642
Consumer loans	142	2,061	2,203	146	2,010	2,156

Gross loans	85,490	378,274	463,764	92,171	367,820	459,991
Less unearned income on loans	—	(719)	(719)	—	(554)	(554)

Loans, net of unearned income	$85,490	$377,555	$463,045	$92,171	$367,266	$459,437

As of March 31, 2011 and December 31, 2010, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

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

We maintain appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where appraisals reflect reduced collateral values, we make an evaluation of the borrower’s overall financial condition to determine the need, if any, for impairment or write-down to their fair values. If foreclosure occurs, we record other real estate owned at the lower of our recorded investment in the loan or fair value less our estimated costs to sell.

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

Non-covered Loans and Assets

Non-covered loans identified as impaired totaled $19.3 million with allocated allowance for loan losses in the amount of $499 thousand as of March 31, 2011, including $6.7 million of nonaccrual loans and $6.6 million of restructured loans. The restructured loans are well secured, but the borrowers were experiencing financial difficulties. As a consequence, we agreed to defer some interest payments, and payments are being made in accordance with the restructured terms. This compares to $21.8 million of impaired loans with allocated allowance for loan losses in the amount of $446 thousand at December 31, 2010, including $9.6 million of nonaccrual loans and $6.6 million of restructured loans. The nonaccrual loans included SBA guaranteed amounts of $2.0 million and $1.4 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, there were no loans past due 90 days or more and accruing interest.

Non-covered nonperforming assets increased from $13.5 million at December 31, 2010 to $13.8 million at March 31, 2011.

Our OREO in the non-covered portfolio is comprised of the Culpeper property, which contains 33 finished 2 to 4 acre lots, the Kluge development property which was a non-performing loan at the end of 2010 which we foreclosed on during the first quarter, two commercial properties and two residential properties. Non-covered OREO at March 31, 2011 was $7.2 million compared to $3.9 million at December 31, 2010.

Sonabank has an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at March 31, 2011.

The following table sets forth selected asset quality ratios as of the dates indicated:

	As of
	March 31, 2011	December 31, 2010
Allowance for loan losses to total non-covered loans	1.51%	1.52%
Non-covered nonperforming assets to total non-covered assets	2.74%	2.71%
Non-covered nonperforming assets excluding SBA guaranteed loans to total non-covered assets	2.33%	2.43%

We do not have a formal loan modification program. Rather, we work with individual customers on a case-by-case basis to facilitate the orderly collection of our principal and interest before a loan becomes a non-performing loan. If a customer is unable to make contractual payments, we review the circumstances of the customer’s situation and negotiate a revised payment stream. In other words, we identify performing customers experiencing financial difficulties and through negotiations, we permit them to pay interest only or lesser principal payments. We do not forgive principal payments. Our goal when restructuring a credit is to afford the customer a reasonable period of time to remedy the issue causing cash flow constraints within their business so that they can return to performing status over time.

Our loan modifications have taken the form of deferral of interest payments and/or curtailment of scheduled principal payments. Our restructured loans are all collateral secured loans. If a customer fails to perform under the modified terms, we place the loan on non-accrual status and begin the process of working with the customer to liquidate the underlying collateral to satisfy the debt.

At March 31, 2011, we had three restructured loans totaling $6.6 million with borrowers who experienced deterioration in financial condition. These loans were included in impaired loans. All of these loans were granted interest rate deferrals to provide cash flow relief to customers experiencing cash flow difficulties. There were no concessions made to forgive principal or interest relative to these loans. These loans are secured by first liens on single-family residential or commercial real estate properties. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms. As such, these restructured loans were on accrual status at the balance sheet date as payments were being made according to the restructured loan terms. These loans have not had a partial charge-off. We continue to report restructured loans as restructured until such time as the loan has developed a reasonable repayment history, the borrower displays the financial capacity to repay, and the loan terms return to the terms in place prior to the restructure. If the customer fails to perform, we place the loan on non-accrual status and seek to liquidate the underlying collateral for these loans. Changes in value for impairment, including the amount attributed to the passage of time, are recorded entirely within the provision for loans losses.

We consider any loan that is restructured for a borrower experiencing financial difficulties due to a borrower’s potential inability to pay in accordance with contractual terms of the loan a troubled debt restructure (“TDR”). Specifically, we consider a concession involving a modification of the loan terms, such as (i) temporary reduction of the stated interest rate, (ii) temporary reduction or deferral of principal, (iii) temporary reduction or deferral of accrued interest at a stated interest rate lower than the current market rate for new debt with similar risk all to be TDRs. When a modification of terms is made for a competitive reason, we do not consider that to be a TDR. The primary example of a competitive modification would be an interest rate reduction for a performing credit worthy customer to a market rate as the result of a market decline in rates.

Covered Loans and Assets

Covered loans identified as impaired totaled $3.4 million as of March 31, 2011 and $3.5 million at December 31, 2010. Nonaccrual loans were $2.4 million and $2.0 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, there were no loans past due 90 days or more and accruing interest, and at December 31, 2010, there were loans past due 90 days or more and accruing interest in the amount of $234 thousand.

Securities

Investment securities, available for sale and held to maturity, were $52.4 million at March 31, 2011 and $56.0 million at December 31, 2010.

As of March 31, 2011 we owned pooled trust preferred securities as follows:

		Ratings						Estimated	Current	% of Current Defaults and Deferrals	Previously Recognized Cumulative Other
Security	Tranche Level	When Purchased		Current Ratings				Fair Value	Defaults and Deferrals	to Current Collateral	Comprehensive Loss (1)
		Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$7,256	$6,486	$3,943	$204,056	43%	$313
MMCF II B	Senior Sub	A3	AA-	Baa2	BB	496	457	465	34,000	29%	39
MMCF III B	Senior Sub	A3	A-	Ba1	CC	656	641	416	37,000	32%	15

						8,408	7,584	4,824			$367

Other Than Temporarily Impaired:											Cumulative Other Comprehensive Loss (2)	Cumulative OTTI Related to Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	541	541	127,100	37%	682	$277
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,059	126	437	140,705	28%	1,354	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,032	—	33	231,250	31%	—	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,046	85	123	111,682	34%	491	470
ALESCO V C1	Mezzanine	A2	A	Ca	C	2,073	458	576	117,942	41%	954	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,100	29	79	266,100	40%	512	2,559
ALESCO XVI C	Mezzanine	A3	A-	Ca	C	2,065	115	421	149,900	35%	770	1,180

						13,875	1,354	2,210			$4,763	$7,758

Total						$22,283	$8,938	$7,034

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

Each of these securities has been evaluated for other than temporary impairment. In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows, and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

•	We assume that .5% of the remaining performing collateral will default or defer per annum.

•	We assume recoveries ranging from 25% to 50% with a two year lag on all defaults and deferrals.

•	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.

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

These assumptions resulted in OTTI charges related to credit on one of the trust preferred securities in the amount of $32 thousand during the quarter ended March 31, 2011, compared to no OTTI charges related to credit on the trust preferred securities for the quarter ended March 31, 2010.

We also own $1.1 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was originally rated AAA by Standard and Poors. After a series of downgrades this security has been evaluated for potential impairment. Based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support it has been determined that no OTTI charge for credit was required for the quarter ended March 31, 2011. The assumptions used in the analysis included a 5.5% prepayment speed, 15% default rate, a 50% loss severity and an accounting yield of 2.60%. We recorded OTTI charges for credit on this security of $7 thousand in the first quarter of 2010.

Liquidity and Funds Management

The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and the sale of available-for-sale investment securities. In addition, we maintain lines of credit from the Federal Home Loan Bank of Atlanta and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers.

We prepare a monthly cash flow report which forecasts weekly cash needs and availability for the coming three months, based on forecasts of loan closings from our pipeline report and other factors.

During the three months ended March 31, 2011, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 2011, we had $111.9 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $7.6 million at March 31, 2011. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
SNBV
Tier 1 risk-based capital ratio	$91,691	20.78%	$17,647	4.00%	$26,471	6.00%
Total risk-based capital ratio	97,208	22.03%	35,294	8.00%	44,118	10.00%
Leverage ratio	91,691	16.04%	22,867	4.00%	28,583	5.00%
Sonabank
Tier 1 risk-based capital ratio	$88,229	20.00%	$17,642	4.00%	$26,484	6.00%
Total risk-based capital ratio	93,724	21.25%	35,285	8.00%	44,106	10.00%
Leverage ratio	88,229	15.43%	22,867	4.00%	28,583	5.00%

December 31, 2010
SNBV
Tier 1 risk-based capital ratio	$90,214	20.52%	$17,585	4.00%	$26,377	6.00%
Total risk-based capital ratio	95,689	21.77%	35,169	8.00%	43,961	10.00%
Leverage ratio	90,214	15.23%	23,701	4.00%	29,626	5.00%
Sonabank
Tier 1 risk-based capital ratio	$86,757	19.74%	$17,580	4.00%	$26,370	6.00%
Total risk-based capital ratio	92,231	20.99%	35,160	8.00%	43,950	10.00%
Leverage ratio	86,757	14.64%	23,701	4.00%	29,626	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus or minus 300 basis points, measured in 100 basis point increments) as of March 31, 2011 and December 31, 2010, and all changes are within our ALM Policy guidelines:

	Sensitivity of Market Value of Portfolio Equity As of March 31, 2011
Change in Interest Rates in Basis Points (Rate Shock)	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$97,431	$(2,255)	-2.26%	16.50%	97.09%
Up 200	98,599	(1,087)	-1.09%	16.70%	98.25%
Up 100	98,763	(923)	-0.93%	16.73%	98.42%
Base	99,686	—	0.00%	16.88%	99.34%
Down 100	96,392	(3,294)	-3.30%	16.33%	96.05%
Down 200	92,066	(7,620)	-7.64%	15.59%	91.74%
Down 300	89,289	(10,397)	-10.43%	15.12%	88.98%

	Sensitivity of Market Value of Portfolio Equity As of December 31, 2010
Change in	Market Value of Portfolio Equity			Market Value of Portfolio Equity as a % of
Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Portfolio Equity Book Value
	(Dollar amounts in thousands)
Up 300	$99,642	$(1,643)	-1.62%	16.86%	100.20%
Up 200	100,576	(709)	-0.70%	17.01%	101.14%
Up 100	100,578	(707)	-0.70%	17.01%	101.14%
Base	101,285	—	0.00%	17.13%	101.85%
Down 100	97,672	(3,613)	-3.57%	16.52%	98.22%
Down 200	93,048	(8,237)	-8.13%	15.74%	93.57%
Down 300	90,390	(10,895)	-10.76%	15.29%	90.90%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2011 and December 31, 2010 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

Change in	Sensitivity of Net Interest Income As of March 31, 2011
Interest Rates	Adjusted Net Interest Income		Net Interest Margin
in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$27,703	$2,985	5.16%	0.54%
Up 200	26,659	1,941	4.97%	0.35%
Up 100	25,478	760	4.76%	0.14%
Base	24,718	—	4.62%	0.00%
Down 100	25,032	314	4.68%	0.06%
Down 200	25,030	312	4.68%	0.06%
Down 300	25,115	397	4.69%	0.07%

Change in	Sensitivity of Net Interest Income As of December 31, 2010
Interest Rates	Adjusted Net Interest Income		Net Interest Margin
in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 300	$27,668	$3,361	5.09%	0.61%
Up 200	26,466	$2,159	4.87%	0.39%
Up 100	25,193	$886	4.64%	0.16%
Base	24,307	$—	4.48%	0.00%
Down 100	24,670	$363	4.55%	0.07%
Down 200	24,676	$369	4.55%	0.07%
Down 300	24,747	$440	4.56%	0.08%

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report on Form 10-Q under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(c) under the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting. Other than the remediation of the material weakness related to the misidentification of a subsequent event described in our Annual Report on Form 10-K for the year ended December 31, 2010, there have been no other changes in SNBV’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, SNBV’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

SNBV and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. Sonabank is a party to two small lawsuits considered to be in the ordinary course of business. There are no other proceedings pending, or to management’s knowledge, threatened, against SNBV or Sonabank as of March 31, 2011.

ITEM 1A – RISK FACTORS

As of March 31, 2011 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. – (REMOVED AND RESERVED)

ITEM 5. – OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

May 9, 2011	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

May 9, 2011	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer