Form 10-Q
period 2011-06-30
Southern National Bancorp of Virginia Inc
filed 2011-08-09
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer ☐      Accelerated filer ☒   Smaller reporting company ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of July 29, 2011, there were 11,590,212 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-Q
June 30, 2011

ITEM I - FINANCIAL INFORMATION
PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts) (Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,191	$2,180
Interest-bearing deposits in other financial institutions	1,495	7,565
Total cash and cash equivalents	3,686	9,745

Securities available for sale, at fair value	10,751	11,068

Securities held to maturity, at amortized cost (fair value of $39,791 and $43,965, respectively)	40,021	44,895

Covered loans	82,935	92,171
Non-covered loans	394,052	367,266
Total loans	476,987	459,437
Less allowance for loan losses	(6,063)	(5,599)
Net loans	470,924	453,838

Stock in Federal Reserve Bank and Federal Home Loan Bank	5,972	6,350
Bank premises and equipment, net	4,691	4,659
Goodwill	8,713	8,713
Core deposit intangibles, net	2,455	2,915
FDIC indemnification asset	18,088	18,536
Bank-owned life insurance	14,310	14,568
Other real estate owned	9,613	4,577
Deferred tax assets, net	4,128	3,782
Other assets	8,035	7,178

Total assets	$601,387	$590,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$33,917	$34,529
Interest-bearing deposits:
NOW accounts	15,013	15,961
Money market accounts	141,928	169,861
Savings accounts	5,814	5,490
Time deposits	237,319	205,133
Total interest-bearing deposits	400,074	396,445
Total deposits	433,991	430,974

Securities sold under agreements to repurchase and other short-term borrowings	19,968	23,908
Federal Home Loan Bank (FHLB) advances	43,500	35,000
Other liabilities	2,128	1,828
Total liabilities	499,587	491,710

Commitments and contingencies (See Note 5)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at June 30, 2011 and December 31, 2010	116	116
Additional paid in capital	96,551	96,478
Retained earnings	8,285	5,854
Accumulated other comprehensive loss	(3,152)	(3,334)
Total stockholders’ equity	101,800	99,114

Total liabilities and stockholders’ equity	$601,387	$590,824

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010

Interest and dividend income:
Interest and fees on loans	$7,210	$7,829	$14,331	$15,443
Interest and dividends on taxable securities	482	684	1,038	1,418
Interest and dividends on other earning assets	51	48	103	91
Total interest and dividend income	7,743	8,561	15,472	16,952
Interest expense:
Interest on deposits	1,249	1,790	2,526	3,593
Interest on borrowings	267	330	585	657
Total interest expense	1,516	2,120	3,111	4,250

Net interest income	6,227	6,441	12,361	12,702

Provision for loan losses	2,250	1,450	3,590	2,750

Net interest income after provision for loan losses	3,977	4,991	8,771	9,952

Noninterest income:
Account maintenance and deposit service fees	218	235	418	476
Income from bank-owned life insurance	933	137	1,067	276
Net gain (loss) on other real estate owned	(108)	19	(147)	39
Total other-than-temporary impairment losses (OTTI)	(38)	(4)	(70)	(10)
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	-	-
Net credit related OTTI recognized in earnings	(38)	(4)	(70)	(10)
Other	44	148	89	293

Total noninterest income	1,049	535	1,357	1,074

Noninterest expenses:
Salaries and benefits	1,705	1,523	3,308	3,164
Occupancy expenses	554	527	1,093	1,069
Furniture and equipment expenses	131	151	267	305
Amortization of core deposit intangible	230	236	460	472
Virginia franchise tax expense	171	184	343	368
FDIC assessment	119	212	272	401
Data processing expense	132	159	274	314
Telephone and communication expense	100	101	188	220
Change in FDIC indemnification asset	(192)	406	(351)	650
Other operating expenses	543	528	1,093	1,042
Total noninterest expenses	3,493	4,027	6,947	8,005
Income before income taxes	1,533	1,499	3,181	3,021
Income tax expense	222	474	750	955
Net income	$1,311	$1,025	$2,431	$2,066
Other comprehensive income:
Unrealized gain on available for sale securities	$101	$161	$197	$222
Realized amount on securities sold, net	-	-	-	-
Non-credit component of other-than-temporary impairment on held-to-maturity securities	41	33	96	109
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(6)	(31)	(17)	(61)
Net unrealized gain	136	163	276	270
Tax effect	46	55	94	91
Other comprehensive income	90	108	182	179
Comprehensive income	$1,401	$1,133	$2,613	$2,245
Earnings per share, basic and diluted	$0.11	$0.09	$0.21	$0.18

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Loss	Income	Total

Balance - January 1, 2011	$116	$96,478	$5,854	$(3,334)		$99,114

Comprehensive income:

Net income			2,431		$2,431	2,431
Change in unrealized gain on available for sale securities (net of tax, $67)				130	130	130
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $27 and accretion, $17 and amounts recorded into other comprehensive income at transfer)				52	52	52

Total comprehensive income					$2,613

Stock-based compensation expense		73				73

Balance - June 30, 2011	$116	$96,551	$8,285	$(3,152)		$101,800

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(dollars in thousands) (Unaudited)

	2011	2010

Operating activities:
Net income	$2,431	$2,066
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	253	276
Amortization of core deposit intangible	460	472
Other amortization, net	(23)	88
(Increase) decrease in FDIC indemnification asset	(351)	650
Provision for loan losses	3,590	2,750
Earnings on bank-owned life insurance	(1,067)	(276)
Stock based compensation expense	73	35
Impairment on securities	70	10
Net (gain) loss on other real estate owned	147	(39)
Net increase in other assets	(59)	(1,685)
Net increase (decrease) in other liabilities	300	(3,014)
Net cash and cash equivalents provided by operating activities	5,824	1,333
Investing activities:
Proceeds from paydowns, maturities and calls of securities available for sale	489	1,126
Proceeds from paydowns, maturities and calls of securities held to maturity	5,056	5,308
Loan originations and payments, net	(26,668)	(5,940)
Net (increase) decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	378	(835)
Payments received on FDIC indemnification asset	799	-
Proceeds from sale of other real estate owned	771	583
Purchases of bank premises and equipment	(285)	(1,826)
Net cash and cash equivalents used in investing activities	(19,460)	(1,584)
Financing activities:
Net increase (decrease) in deposits	3,017	(76)
Proceeds from Federal Home Loan Bank advances	8,500	5,000
Net decrease in securities sold under agreement to repurchase and other short-term borrowings	(3,940)	(1,646)
Additional cost of 2009 common stock issuance	-	(48)
Net cash and cash equivalents provided by financing activities	7,577	3,230
Increase (decrease) in cash and cash equivalents	(6,059)	2,979
Cash and cash equivalents at beginning of period	9,745	8,070
Cash and cash equivalents at end of period	$3,686	$11,049
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$3,250	$4,566
Income taxes	825	880
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	5,910	2,352
Transfer from covered loans to other real estate owned	82	-

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

1.   ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations.  Sonabank operates 13 branches in Virginia located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Loudoun County (Middleburg, Leesburg (2), and South Riding), Front Royal, New Market and Clifton Forge, and we also have a branch in Rockville, Maryland.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This amendment clarifies the guidance on the evaluation made by a creditor on whether a restructuring constitutes a troubled debt restructuring.  It clarifies the guidance related to a creditor’s evaluation of whether it has granted a concession to a debtor and also clarifies the guidance on a creditor’s evaluation of whether the debtor is experiencing financial difficulties.  The amendment is effective for public entities for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The disclosures required which were deferred by ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, is effective for interim and annual periods beginning on or after June 15, 2011, and we will adopt the standard effective for the third quarter.  The adoption of this standard is not expected to have a material impact on our consolidated financial condition or results of operation.

2.   STOCK- BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees.  As of June 30, 2011, options to purchase an aggregate of 302,500 shares of common stock were outstanding and no shares remained available for issuance. The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options.  The purpose of the plan is to afford key employees an incentive to remain in the employ of SNBV and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in SNBV’s future success.  Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date.  The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

SNBV granted 103,750 options during the first six months of 2011. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model.  The following weighted-average assumptions were used to value options granted in the six months ended June 30, 2011:

2011
Dividend yield	0.00%
Expected life	10 years
Expected volatility	46.13%
Risk-free interest rate	3.34%
Weighted average fair value per option granted	$4.39

●	We have paid no dividends.

●	Due to SNBV’s short existence, the volatility was estimated using historical volatility of comparative publicly traded financial institutions in the Virginia market combined with that of SNBV.

●
The risk-free interest rate was developed using the U. S. Treasury yield curve for periods equal to the expected life of the options on the grant date.  An increase in the risk-free interest rate will increase stock compensation expense on future option grants.

For the three and six months ended June 30, 2011, stock-based compensation expense was $47 thousand and $73 thousand, respectively, compared to $18 thousand and $35 thousand for the same periods last year.  As of June 30, 2011, unrecognized compensation expense associated with the stock options was $700 thousand, which is expected to be recognized over a weighted average period of 4.1 years.

A summary of the activity in the stock option plan during the three months ended June 30, 2011 follows (dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	312,675	$8.35
Granted	103,750	7.20
Forfeited	-	-
Exercised	-	-
Options outstanding, end of period	416,425	$8.06	6.8	$52

Vested or expected to vest	416,425	$8.06	6.8	$52

Exercisable at end of period	207,745	$8.90	4.6	$21

3.   SECURITIES

The amortized cost and fair value of securities available-for-sale were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
June 30, 2011	Cost	Gains	Losses	Value
SBA guaranteed loan pools	$10,308	$278	$-	10,586
FHLMC preferred stock	16	149	-	165
Total	$10,324	$427	$-	$10,751

	Amortized	Gross Unrealized		Fair
December 31, 2010	Cost	Gains	Losses	Value
SBA guaranteed loan pools	$10,822	$216	$-	11,038
FHLMC preferred stock	16	14	-	30
Total	$10,838	$230	$-	$11,068

The carrying amount and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
June 30, 2011	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$29,982	$1,409	$-	$31,391
Residential government-sponsored collateralized mortgage obligations	127	5	-	132
Other residential collateralized mortgage obligations	1,040	-	-	1,040
Trust preferred securities	8,872	816	(2,460)	7,228
	$40,021	$2,230	$(2,460)	$39,791

	Amortized	Gross Unrecognized		Fair
December 31, 2010	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$34,088	$1,247	$-	$35,335
Residential government-sponsored collateralized mortgage obligations	188	8	-	196
Other residential collateralized mortgage obligations	1,166	5	-	1,171
Trust preferred securities	9,453	675	(2,865)	7,263
	$44,895	$1,935	$(2,865)	$43,965

The fair value and carrying amount, if different, of debt securities as of June 30, 2011, by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$-	$-	$304	$310
Due in five to ten years	-	-	1,130	1,154
Due after ten years	8,872	7,228	8,874	9,122
Residential government-sponsored mortgage-backed securities	29,982	31,391	-	-
Residential government-sponsored collateralized mortgage obligations	127	132	-	-
Other residential collateralized mortgage obligations	1,040	1,040	-	-
Total	$40,021	$39,791	$10,308	$10,586

Securities with a carrying amount of approximately $40.7 million and $45.3 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio for indicators of other than temporary impairment.  At June 30, 2011 and December 31, 2010, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $4.6 million in the portfolio that are considered temporarily impaired at June 30, 2011.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of June 30, 2011.  The following tables present information regarding securities in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010 (in thousands) by duration of time in a loss position:

June 30, 2011
	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Trust preferred securities	$-	$-	$4,597	$(2,460)	$4,597	$(2,460)

December 31, 2010

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Trust preferred securities	$-	$-	$4,805	$(2,865)	$4,805	$(2,865)

As of June 30, 2011, we owned pooled trust preferred securities as follows:

										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$7,174	$6,420	$4,189	$209,056	$310
MMCF II B	Senior Sub	A3	AA-	Baa2	BB	493	455	477	34,000	38
MMCF III B	Senior Sub	A3	A-	Ba1	CC	652	637	408	37,000	14
						8,319	7,512	5,074		$362

										Cumulative	Cumulative
										Other Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	496	496	131,100	693	$311
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,066	127	352	155,705	1,360	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,032	-	38	231,250	-	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,050	132	132	111,682	444	474
ALESCO V C1	Mezzanine	A2	A	Ca	C	2,083	461	537	117,942	961	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,112	29	159	266,100	524	2,559
ALESCO XVI C	Mezzanine	A3	A-	Ca	C	2,072	115	440	149,900	777	1,180
						13,915	1,360	2,154		$4,759	$7,796

Total						$22,234	$8,872	$7,228

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

Each of these securities has been evaluated for other than temporary impairment.  In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

●	We assume that .5% of the remaining performing collateral will default or defer per annum.
●	We assume recoveries ranging from 25% to 47% with a two year lag on all defaults and deferrals.
●	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.
●
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

●	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

These assumptions resulted in OTTI charges related to credit on two of the trust preferred securities in the amount of $38 thousand during the quarter ended June 30, 2011, compared to no OTTI charges related to credit on the trust preferred securities for the quarter ended June 30, 2010.

We also own approximately $1.0 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was originally rated AAA by Standard and Poor’s. After a series of downgrades this security has been evaluated for potential impairment. Based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support it has been determined that no OTTI charge for credit was required for the quarter ended June 30, 2011.  The assumptions used in the analysis included a 4.7% prepayment speed, 14% default rate, a 50% loss severity and an accounting yield of 2.55%.  We recorded OTTI charges for credit on this security of $3 thousand in the second quarter of 2010.

The following table presents a roll forward of the credit losses for the trust preferred securities and the residential collateralized mortgage obligation recognized in earnings for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,002	$7,714
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	70	10

Amount of cumulative other-than-temporary impairment related to credit loss as of June 30	$8,072	$7,724

4.   LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2011 and December 31, 2010:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans	Loans	Loans	Loans	Loans	Loans
	June 30, 2011			December 31, 2010
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,703	$94,137	$98,840	$5,246	$81,487	$86,733
Commercial real estate - non-owner-occupied	10,412	87,323	97,735	13,898	76,068	89,966
Secured by farmland	-	3,503	3,503	-	3,522	3,522
Construction and land loans	849	33,599	34,448	1,098	39,480	40,578
Residential 1-4 family	27,615	54,562	82,177	29,935	58,900	88,835
Multi- family residential	553	22,227	22,780	563	19,177	19,740
Home equity lines of credit	37,954	9,308	47,262	40,287	10,532	50,819
Total real estate loans	82,086	304,659	386,745	91,027	289,166	380,193

Commercial loans	713	88,251	88,964	998	76,644	77,642
Consumer loans	136	1,997	2,133	146	2,010	2,156
Gross loans	82,935	394,907	477,842	92,171	367,820	459,991

Less deferred fees on loans	-	(855)	(855)	-	(554)	(554)
Loans, net of unearned income	$82,935	$394,052	$476,987	$92,171	$367,266	$459,437

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.”  Loans not acquired from Greater Atlantic Bank are referred to as “non-covered loans.” The covered loans are subject to our internal and external credit review. As a result, if and when credit deterioration is noted subsequent to the acquisition date, such deterioration will be measured through our allowance for loan loss calculation methodology and a provision for credit losses will be charged to earnings. There has been no incremental provision recorded on covered loans since acquisition.  The FDIC indemnification asset is reduced for cash payments received, and adjusted each quarter for changes in expected recoveries from the FDIC based on the expected cash flows from the covered loans.  The adjustment amount is recorded through earnings.  As information and other developments warrant, we reassess our anticipated recoveries from the FDIC on the covered loans and adjust the carrying value of the FDIC indemnification asset through earnings.

Credit-impaired covered loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, that SNBV will not collect all contractually required principal and interest payments. Generally, acquired loans that meet SNBV’s definition for nonaccrual status fall within the definition of credit-impaired covered loans.

Impaired loans were as follows (in thousands):

June 30, 2011	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$245	$-	$5,333	$-	$5,578	$-
Commercial real estate - non-owner occupied (2)	1,854	-	5,769	-	7,623	-
Construction and land development	745	-	2,821	-	3,566	-
Commercial loans	215	-	11,067	-	11,282	-
Residential 1-4 family	762	-	4,339	-	5,101	-
Other consumer loans	-	-	-	-	-	-

Total	$3,821	$-	$29,329	$-	$33,150	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-		$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-		-	-
Construction and land development	-	-	1,994	52	1,994	52
Commercial loans	-	-	1,617	527	1,617	527
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,611	$579	$3,611	$579
Grand total	$3,821	$-	$32,940	$579	$36,761	$579

(1) Recorded investment is after charge offs of $3.2 million and includes SBA guarantees of $2.0 million.
(2) Includes loans secured by farmland and multi-family residential loans.

December 31, 2010	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$141	$-	$358	$-	$499	$-
Commercial real estate - non-owner occupied (2)	1,807	-	5,508	-	7,315	-
Construction and land development	1,055	-	4,844	-	5,899	-
Commercial loans	285	-	1,558	-	1,843	-
Residential 1-4 family	108	-	2,969	-	3,077	-
Other consumer loans	77	-	-	-	77	-

Total	$3,473	$-	$15,237	$-	$18,710	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	1,076	50	1,076	50
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	935	376	935	376
Residential 1-4 family	-	-	4,564	20	4,564	20
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$6,575	$446	$6,575	$446
Grand total	$3,473	$-	$21,812	$446	$25,285	$446

(1) Recorded investment is after charge offs of $7.8 million and includes SBA guarantees of $1.7 million.
(2) Includes loans secured by farmland and multi-family residential loans.

The following table presents the average recorded investment and interest income for impaired loans recognized by class of loans for the six months ended June 30, 2011 (in thousands):

	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$155	$10	$1,159	$11	$1,314	$21
Commercial real estate - non-owner occupied (2)	1,750	42	4,915	89	6,665	131
Construction and land development	750	51	1,937	52	2,687	103
Commercial loans	218	11	2,518	7	2,736	18
Residential 1-4 family	377	3	4,671	149	5,048	152
Other consumer loans			-	-	-	-

Total	$3,250	$117	$15,200	$308	$18,450	$425

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-
Construction and land development	-	-	2,011	63	2,011	63
Commercial loans	-	-	1,441	26	1,441	26
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,452	$89	$3,452	$89
Grand total	$3,250	$117	$18,652	$397	$21,902	$514

(2) Includes loans secured by farmland and multi-family residential loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still accruing by class of loans as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Covered Loans		Non-covered Loans		Total Loans
		Loans Past Due		Loans Past Due		Loans Past Due
	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More
	Loans	Still on Accrual	Loans	Still on Accrual	Loans	Still on Accrual
Commercial real estate - owner occupied	$106	$-	$511	$-	$617	$-
Commercial real estate - non-owner occupied (1)	1,985	-	1,304	-	3,289	-
Construction and land development	-	-	204	-	204	-
Commercial loans	-	-	2,062	-	2,062	-
Residential 1-4 family	762	318	3,537	-	4,299	318
Other consumer loans	-	-	-	-	-	-

Total	$2,853	$318	$7,618	$-	$10,471	$318

December 31, 2010	Covered Loans		Non-covered Loans		Total Loans
		Loans Past Due		Loans Past Due		Loans Past Due
	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More
	Loans	Still on Accrual	Loans	Still on Accrual	Loans	Still on Accrual
Commercial real estate - owner occupied	$-	$-	$358	$-	$358	$-
Commercial real estate - non-owner occupied (1)	1,796	-	2,600	-	4,396	-
Construction and land development	-	-	2,304	-	2,304	-
Commercial loans	67	-	1,516	-	1,583	-
Residential 1-4 family	108	-	2,807	-	2,915	-
Other consumer loans	77	234	-	-	77	234

Total	$2,048	$234	$9,585	$-	$11,633	$234

(1) Includes loans secured by farmland and multi-family residential loans.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $2.0 million and $1.4 million at June 30, 2011 and December 31, 2010, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$408	$-	$408	$106	$4,189	$4,703
Commercial real estate - non-owner occupied (1)	138	-	-	138	1,985	8,842	10,965
Construction and land development	-	-	-	-	-	849	849
Commercial loans	-	-	-	-	-	713	713
Residential 1-4 family	-	192	318	510	762	64,297	65,569
Other consumer loans	-	2	-	2	-	134	136

Total	$138	$602	$318	$1,058	$2,853	$79,024	$82,935

Non-covered loans:
Commercial real estate - owner occupied	$300	$-	$-	$300	$511	$93,326	$94,137
Commercial real estate - non-owner occupied (1)	-	1,983	-	1,983	1,304	109,766	113,053
Construction and land development	1,796	-	-	1,796	204	31,599	33,599
Commercial loans	1,603	243	-	1,846	2,062	84,343	88,251
Residential 1-4 family	1,109	367	-	1,476	3,537	58,857	63,870
Other consumer loans	14	1	-	15	-	1,982	1,997

Total	$4,822	$2,594	$-	$7,416	$7,618	$379,873	$394,907

Total loans:
Commercial real estate - owner occupied	$300	$408	$-	$708	$617	$97,515	$98,840
Commercial real estate - non-owner occupied (1)	138	1,983	-	2,121	3,289	118,608	124,018
Construction and land development	1,796	-	-	1,796	204	32,448	34,448
Commercial loans	1,603	243	-	1,846	2,062	85,056	88,964
Residential 1-4 family	1,109	559	318	1,986	4,299	123,154	129,439
Other consumer loans	14	3	-	17	-	2,116	2,133

Total	$4,960	$3,196	$318	$8,474	$10,471	$458,897	$477,842

December 31, 2010	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$316	$412	$-	$728	$-	$4,518	$5,246
Commercial real estate - non-owner occupied (1)	436	-	-	436	1,796	12,229	14,461
Construction and land development	-	-	-	-	-	1,098	1,098
Commercial loans	-	-	-	-	67	931	998
Residential 1-4 family	-	134	-	134	108	29,693	29,935
Other consumer loans	-	39	234	273	77	40,083	40,433

Total	$752	$585	$234	$1,571	$2,048	$88,552	$92,171

Non-covered loans:
Commercial real estate - owner occupied	$551	$719	$-	$1,270	$358	$79,859	$81,487
Commercial real estate - non-owner occupied (1)	868	-	-	868	2,600	95,299	98,767
Construction and land development	30	-	-	30	2,304	37,146	39,480
Commercial loans	1,646	30	-	1,676	1,516	73,452	76,644
Residential 1-4 family	3,739	32	-	3,771	2,807	52,322	58,900
Other consumer loans	10	134	-	144	-	12,398	12,542

Total	$6,844	$915	$-	$7,759	$9,585	$350,476	$367,820

Total loans:
Commercial real estate - owner occupied	$867	$1,131	$-	$1,998	$358	$84,377	$86,733
Commercial real estate - non-owner occupied (1)	1,304	-	-	1,304	4,396	107,528	113,228
Construction and land development	30	-	-	30	2,304	38,244	40,578
Commercial loans	1,646	30	-	1,676	1,583	74,383	77,642
Residential 1-4 family	3,739	166	-	3,905	2,915	82,015	88,835
Other consumer loans	10	173	234	417	77	52,481	52,975

Total	$7,596	$1,500	$234	$9,330	$11,633	$439,028	$459,991

(1) Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for loan and lease losses for the six months ended June 30, 2011, is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599
Charge offs	(63)	(600)	(7)	(846)	(1,757)	(5)	-	(3,278)
Recoveries	-	6	5	123	16	2	-	152
Provision	137	170	737	182	1,649	21	694	3,590
Ending balance	$636	$841	$1,061	$1,884	$907	$27	$707	$6,063

(1) Includes loans secured by farmland and multi-family residential loans.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
June 30, 2011
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$52	$527	$-	$-	$-	$579
Collectively evaluated for impairment	636	841	1,009	1,357	907	27	707	5,484
Total ending allowance	$636	$841	$1,061	$1,884	$907	$27	$707	$6,063

Loans:
Individually evaluated for impairment	$5,333	$5,769	$4,815	$12,684	$4,339	$-	$-	$32,940
Collectively evaluated for impairment	88,804	107,284	28,784	75,567	59,531	1,997	-	361,967
Total ending loan balances	$94,137	$113,053	$33,599	$88,251	$63,870	$1,997	$-	$394,907

December 31, 2010
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$50	$-	$376	$20	$-	$-	$446
Collectively evaluated for impairment	562	1,215	326	2,049	979	9	13	5,153
Total ending allowance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599

Loans:
Individually evaluated for impairment	$358	$6,584	$4,844	$2,493	$7,533	$-	$-	$21,812
Collectively evaluated for impairment	81,129	92,183	34,636	74,151	61,899	2,010	-	346,008
Total ending loan balances	$81,487	$98,767	$39,480	$76,644	$69,432	$2,010	$-	$367,820

(1) Includes loans secured by farmland and multi-family residential loans.

It is Sonabank’s practice to charge off collateral dependent loans to recoverable value rather than establish a specific reserve.  Charge offs on loans individually evaluated for impairment totaled approximately $2.7 million during the first six months of 2011.

Troubled Debt Restructurings

At June 30, 2011, we had loans modified in troubled debt restructurings totaling $2.0 million.  These modifications did not occur in 2011.  These loans are paying in accordance with their modified terms and do not involve any additional commitments to lend.

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

As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

June 30, 2011	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$245	$4,458	$4,703	$1,414	$5,333	$87,390	$94,137	$6,992	$91,848	$98,840
Commercial real estate - non-owner occupied (2)	1,854	9,111	10,965	-	5,769	107,284	113,053	7,623	116,395	124,018
Construction and land development	745	104	849	-	4,815	28,784	33,599	5,560	28,888	34,448
Commercial loans	215	498	713	230	12,684	75,337	88,251	13,129	75,835	88,964
Residential 1-4 family	762	64,807	65,569	40	4,339	59,491	63,870	5,141	124,298	129,439
Other consumer loans	-	136	136	-	-	1,997	1,997	-	2,133	2,133

Total	$3,821	$79,114	$82,935	$1,684	$32,940	$360,283	$394,907	$38,445	$439,397	$477,842

December 31, 2010	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$141	$5,105	$5,246	$557	$358	$80,572	$80,572	$1,056	$85,677	$86,733
Commercial real estate - non-owner occupied (2)	1,807	12,654	14,461	867	6,585	91,315	91,315	9,259	103,969	113,228
Construction and land development	1,055	43	1,098	-	4,844	34,636	34,636	5,899	34,679	40,578
Commercial loans	285	713	998	233	2,492	73,919	73,919	3,010	74,632	77,642
Residential 1-4 family	108	29,827	29,935	40	7,533	61,859	69,432	7,681	91,686	99,367
Other consumer loans	77	40,356	40,433	-	-	2,010	2,010	77	42,366	42,443

Total	$3,473	$88,698	$92,171	$1,697	$21,812	$344,311	$351,884	$26,982	$433,009	$459,991

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2) Includes loans secured by farmland and multi-family residential loans.

5.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $6.6 million and $2.4 million as of June 30, 2011 and December 31, 2010, respectively.

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

At June 30, 2011 and December 31, 2010, we had unfunded lines of credit and undisbursed construction loan funds totaling $112.2 million and $104.9 million, respectively.  Our approved loan commitments were $3.8 million and $35.0 million at June 30, 2011 and December 31, 2010, respectively.

6.     EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2011
Basic EPS	$1,311	11,590	$0.11
Effect of dilutive stock options and warrants	-	1	-
Diluted EPS	$1,311	11,591	$0.11

For the three months ended June 30, 2010
Basic EPS	$1,025	11,590	$0.09
Effect of dilutive stock options and warrants	-	4	-
Diluted EPS	$1,025	11,594	$0.09

For the six months ended June 30, 2011
Basic EPS	$2,431	11,590	$0.21
Effect of dilutive stock options and warrants	-	3	-
Diluted EPS	$2,431	11,593	$0.21

For the six months ended June 30, 2010
Basic EPS	$2,066	11,590	$0.18
Effect of dilutive stock options and warrants	-	4	-
Diluted EPS	$2,066	11,594	$0.18

Anti-dilutive options and warrants totaled 558,921 and 557,612 for the three and six months ended June 30, 2011, respectively, as the exercise price exceeded the average share price during the period.  Anti-dilutive options and warrants totaled 411,719 and 412,432 for the three and six months ended June 30, 2010, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$10,586	$-	$10,586	$-
FHLMC preferred stock	165	165	-	-
Total available-for-sale securities	$10,751	$165	$10,586	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$11,038	$-	$11,038	$-
FHLMC preferred stock	30	30	-	-
Total available-for-sale securities	$11,068	$30	$11,038	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 9.40% to 14.78%.   Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Based on our analysis in the first six months of 2011, we recorded OTTI charges related to credit on trust preferred securities in the amount of $70 thousand.  There were no OTTI charges on trust preferred securities during the first six months of 2010.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the three months ended June 30, 2011.  The assumptions used in the analysis included a 4.7% prepayment speed, 14% default rate, a 50% loss severity and an accounting yield of 2.55%.  We recorded OTTI charges for credit on this security of $3 thousand in the second quarter of 2010.

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

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by appraisals or other valuation which is then adjusted for the cost related to liquidation of the collateral.  Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $32.9 million as of June 30, 2011 with an allocated allowance for loan losses totaling $579 thousand compared to a carrying amount of $21.8 million with an allocated allowance for loan losses totaling $446 thousand at December 31, 2010.  Charge offs related to the impaired loans at June 30, 2011 totaled $1.6 million and 2.7 million for the three and six months ended June 30, 2011, respectively, compared to $30 thousand and $430 thousand for the three and six months ended June 30, 2010, respectively.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell.  OREO is further evaluated quarterly for any additional impairment.  Fair value is classified as Level 3 in the fair value hierarchy.  At June 30, 2011, the total amount of OREO was $9.6 million, of which $8.9 million was non-covered and $718 thousand was covered.

At December 31, 2010, the total amount of OREO was $4.6 million, of which $3.9 million was non-covered and $676 thousand was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Trust preferred securities, held to maturity	$628	$-	$-	$628
Impaired non-covered loans:
Commercial real estate - owner occupied	5,333	-	-	5,333
Commercial real estate - non-owner occupied (1)	5,769	-	-	5,769
Construction and land development	4,815	-	-	4,815
Commercial loans	12,684	-	-	12,684
Residential 1-4 family	4,339	-	-	4,339
Impaired covered loans:
Commercial real estate - owner occupied	245	-	-	245
Commercial real estate - non-owner occupied (1)	1,854	-	-	1,854
Construction and land development	745	-	-	745
Commercial loans	215	-	-	215
Residential 1-4 family	762	-	-	762
Non-covered other real estate owned:
Commercial real estate - owner occupied	953	-	-	953
Construction and land development	5,435	-	-	5,435
Residential 1-4 family	2,507	-	-	2,507
Covered other real estate owned:
Commercial real estate - owner occupied	557	-	-	557
Commercial	79	-	-	79
Residential 1-4 family	82	-	-	82

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Trust preferred securities, held to maturity	$973	$-	$-	$973
Other residential collateralized mortgage obligations	1,171	-	1,171	$-
Impaired non-covered loans:
Commercial real estate - owner occupied	358	-	-	358
Commercial real estate - non-owner occupied (1)	6,534	-	-	6,534
Construction and land development	4,844	-	-	4,844
Commercial loans	2,117	-	-	2,117
Residential 1-4 family	7,513	-	-	7,513
Impaired covered loans:
Commercial real estate - owner occupied	141	-	-	141
Commercial real estate - non-owner occupied (1)	1,807	-	-	1,807
Construction and land development	1,055	-	-	1,055
Commercial loans	285	-	-	285
Residential 1-4 family	108	-	-	108
Other consumer loans	77	-	-	77
Non-covered other real estate owned:
Commercial real estate - owner occupied	578	-	-	578
Construction and land development	2,797	-	-	2,797
Residential 1-4 family	526	-	-	526
Covered other real estate owned:
Commercial real estate - owner occupied	597	-	-	597
Commercial	79	-	-	79

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$3,686	$3,686	$9,745	$9,745
Securities available for sale	10,751	10,751	11,068	11,068
Securities held to maturity	40,021	39,791	44,895	43,965
Stock in Federal Reserve Bank and Federal Home Loan Bank	5,972	n/a	6,350	n/a
Net non-covered loans	387,989	386,048	361,667	360,016
Net covered loans	82,935	82,422	92,171	91,661
Accrued interest receivable	2,016	2,016	2,141	2,141
FDIC indemnification asset	18,088	18,088	18,536	18,536
Financial liabilities:
Deposits:
Demand deposits	48,930	48,930	50,490	50,490
Money market and savings accounts	147,742	147,742	175,351	175,351
Certificates of deposit	237,319	239,800	205,133	207,221
Securities sold under agreements to repurchase and other short-term borrowings	19,968	19,968	23,908	23,908
FHLB advances	43,500	44,771	35,000	36,458
Accrued interest payable	276	276	415	415

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

8.   BRANCH ACQUISITION

As previously announced, Sonabank has entered into a definitive agreement to purchase all deposits of approximately $46 million, and certain assets of the Midlothian branch office of The Bank of Hampton Roads. The transaction, subject to regulatory approval, is expected to be completed by fourth quarter 2011.

9.  BANK-OWNED LIFE INSURANCE TRANSACTION

Sonabank recorded income of $800 thousand and a reduction in the cash surrender value of bank-owned life insurance in the amount of $526 thousand due to the death of an officer covered by the life insurance.  These amounts were received in July 2011.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV.  This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2010.  Results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of results that may be attained for any other period.

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

●	our limited operating history;
●
changes in the strength of the United States economy in general and the local economies in our market areas adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

●	changes in the availability of funds resulting in increased costs or reduced liquidity;
●	our reliance on brokered deposits;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;
●	impairment concerns and risks related to our investment portfolio of collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities;
●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

●
our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;

●	changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;
●	increased competition for deposits and loans adversely affecting rates and terms;
●	increases in FDIC deposit insurance premiums and assessments;
●	the continued service of key management personnel;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	our ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes; and
●	fiscal and governmental policies of the United States federal government.

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

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state bank.  Sonabank was originally chartered as a national bank under the laws of the United States of America on April 14, 2005. On January 1, 2009, Sonabank converted from a nationally chartered bank to a state chartered bank and moved its headquarters from Charlottesville to McLean, Virginia.  Sonabank is now regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond. Sonabank conducts full-service banking operations in Charlottesville, Clifton Forge, Leesburg, Warrenton, Middleburg, New Market, Front Royal, South Riding and Fairfax County in Virginia and in Rockville, Maryland.  We also have loan production offices in Charlottesville, Fredericksburg, Warrenton and Richmond in Virginia.  We have administrative offices in Warrenton and an executive office in Georgetown, Washington, D.C where senior management is located.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended June 30, 2011 was $1.3 million and $2.4 million for the six months ended June 30, 2011, compared to $1.0 million and $2.1 million during the first quarter of 2010 and the six months ended June 30, 2010, respectively.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $6.2 million for the second quarter of 2011, compared to $6.4 million for the second quarter of 2010. The decline resulted primarily from a decline in average earning assets quarter to quarter as average loan balances increased $5.8 million, but the average balance of investment securities and other earning assets declined by $27.0 million. The accretion of the discount on the Greater Atlantic Bank loan portfolio amounted to $437 thousand in the second quarter of 2011, compared to $635 thousand in the second quarter of 2010. The decrease in the discount accretion was partially the result of an adjustment made in the second quarter of 2011 of approximately $90 thousand to the carrying value of the Greater Atlantic Bank loan portfolio due to changes in prepayment speed assumptions used in the original valuation.  The net interest margin was 4.73% in the quarter ended June 30, 2011, up from 4.70% in the second quarter of 2010.  The decline in the yield on earning assets was ameliorated somewhat by the reduction in securities and other earning asset as a percentage of earning assets. Also, the weighted average rate paid on deposits declined largely as a result of the repricing of certain money market accounts at the beginning of 2011, and the average cost of borrowing was reduced because of the restructuring of $25 million of convertible advances in the first quarter of 2011.

Net interest income was $12.4 million for the six months ended June 30, 2011, compared to $12.7 million for the first six months of 2010. The decline resulted primarily from a decline in average earning assets as average loan balances increased $1.1 million, but the average balance of investment securities and other earning assets declined by $25.4 million. The accretion of the discount on the Greater Atlantic Bank loan portfolio amounted to $1.0 million in six months ended June 30, 2011, compared to $1.3 million in the first half of 2010. Part of the decrease in the accretion was due to the $90 thousand adjustment discussed above. The net interest margin was 4.75% in the six months ended June 30, 2011, up from 4.66% in the same period last year.  The improvement in the net interest margin was due to the factors mentioned above in the discussion of the second quarters of 2011 and 2010.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Quarters Ended
	6/30/2011			6/30/2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$467,512	$7,210	6.19%	$461,725	$7,829	6.80%
Investment securities	51,679	482	3.73%	71,890	684	3.81%
Other earning assets	9,092	51	2.25%	15,892	48	1.21%

Total earning assets	528,283	7,743	5.88%	549,507	8,561	6.25%
Allowance for loan losses	(5,934)			(5,812)
Total non-earning assets	70,187			68,490
Total assets	$592,536			$612,185

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$15,235	10	0.27%	$15,513	11	0.29%
Money market accounts	144,615	319	0.88%	171,355	707	1.65%
Savings accounts	5,909	9	0.60%	5,033	9	0.68%
Time deposits	235,806	911	1.55%	227,439	1,063	1.87%
Total interest-bearing deposits	401,565	1,249	1.25%	419,340	1,790	1.71%
Borrowings	56,285	267	1.90%	55,118	330	2.40%
Total interest-bearing liabilities	457,850	1,516	1.33%	474,458	2,120	1.79%
Noninterest-bearing liabilities:
Demand deposits	31,177			33,150
Other liabilities	2,254			6,568
Total liabilites	491,281			514,176
Stockholders’ equity	101,255			98,009
Total liabilities and stockholders’ equity	$592,536			$612,185
Net interest income		6,227			6,441
Interest rate spread			4.55%			4.46%
Net interest margin			4.73%			4.70%

(1) Includes loan fees in both interest income and the calculation of the yield on loans.
(2) Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest
	Analysis For the Six Months Ended
	6/30/2011			6/30/2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$461,568	$14,331	6.26%	$460,503	$15,443	6.76%
Investment securities	53,003	1,038	3.92%	73,372	1,418	3.87%
Other earning assets	10,323	103	2.01%	15,341	91	1.20%

Total earning assets	524,894	15,472	5.94%	549,216	16,952	6.22%
Allowance for loan losses	(5,956)			(5,554)
Total non-earning assets	69,255			70,263
Total assets	$588,193			$613,925

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$15,550	21	0.27%	$15,371	23	0.30%
Money market accounts	151,673	684	0.91%	158,959	1,340	1.70%
Savings accounts	5,763	18	0.61%	4,852	16	0.66%
Time deposits	224,771	1,804	1.62%	241,900	2,214	1.85%
Total interest-bearing deposits	397,757	2,526	1.28%	421,082	3,593	1.72%
Borrowings	55,894	585	2.11%	55,289	657	2.40%
Total interest-bearing liabilities	453,651	3,111	1.38%	476,371	4,250	1.80%
Noninterest-bearing liabilities:
Demand deposits	31,643			33,344
Other liabilities	2,196			6,653
Total liabilites	487,490			516,368
Stockholders’ equity	100,703			97,557
Total liabilities and stockholders’ equity	$588,193			$613,925
Net interest income		$12,361			$12,702
Interest rate spread			4.56%			4.42%
Net interest margin			4.75%			4.66%

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

The provision for loan losses in the second quarter of 2011 was $2.3 million compared to $1.5 million in the second quarter of 2010. For the six months ended June 30, 2011, the provision for loan losses was $3.6 million compared to $2.8 million for the same period last year.

Net charge-offs during the second quarter of 2011 were $1.9 million as credit quality continued to be a challenge for our loan portfolio. The largest component of the charge-off was related to a loan on an estate in Charlottesville on which the guarantor experienced financial difficulties in his business. We’ve placed this loan on non-accrual and also recognized a charge-off to its current assessed value. The remaining charge-offs were divided among 11 other loans, reflecting deep seated and ongoing problems in our economy.  Net charge-offs during the second quarter of 2010 were $1.4 million.

Net charge offs during the six months ended June 30, 2011 were $3.1 million compared to $2.5 million during the first half of 2010.

Noninterest Income

The following table presents the major categories of noninterest income for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended
	June 30,
	2011	2010	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$218	$235	$(17)
Income from bank-owned life insurance	933	137	796
Net gain (loss) on other real estate owned	(108)	19	(127)
Net impairment losses recognized in earnings	(38)	(4)	(34)
Other	44	148	(104)
Total noninterest income (loss)	$1,049	$535	$514

	For the Six Months Ended
	June 30,
	2011	2010	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$418	$476	$(58)
Income from bank-owned life insurance	1,067	276	791
Net gain (loss) on other real estate owned	(147)	39	(186)
Net impairment losses recognized in earnings	(70)	(10)	(60)
Other	89	293	(204)
Total noninterest income	$1,357	$1,074	$283

During the second quarter of 2011 Sonabank had noninterest income of $1.0 million compared to noninterest income of $535 thousand during the second quarter of 2010. The increase was largely attributable to an $800 thousand insurance benefit resulting from the death of an officer covered by bank-owned life insurance.  The insurance benefit was received in July 2011.

Noninterest income increased to $1.4 million in the first six months of 2011 from $1.1 million in the first six months of 2010. Again, the most important factor in the increase was the death benefit described above. This was partially offset by a decrease of $191 thousand in fees on letters of credit related to a short-term letter of credit which expired in June 2010.  Also, during the first six months of 2011, there were net losses on other real estate owned (“OREO”) of $147 thousand compared to gains of $39 thousand during the six months ended June 30, 2010.  There were other than temporary impairment (“OTTI”) charges of $70 thousand during the first six months of 2011, compared to $10 thousand for the same period last year.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended
	June 30,
	2011	2010	Change
	(dollars in thousands)
Salaries and benefits	$1,705	$1,523	$182
Occupancy expenses	554	527	27
Furniture and equipment expenses	131	151	(20)
Amortization of core deposit intangible	230	236	(6)
Virginia franchise tax expense	171	184	(13)
FDIC assessment	119	212	(93)
Data processing expense	132	159	(27)
Telephone and communication expense	100	101	(1)
Change in FDIC indemnification asset	(192)	406	(598)
Other operating expenses	543	528	15
Total noninterest expense	$3,493	$4,027	$(534)

	For the Six Months Ended
	June 30,
	2011	2010	Change
	(dollars in thousands)
Salaries and benefits	$3,308	$3,164	$144
Occupancy expenses	1,093	1,069	24
Furniture and equipment expenses	267	305	(38)
Amortization of core deposit intangible	460	472	(12)
Virginia franchise tax expense	343	368	(25)
FDIC assessment	272	401	(129)
Data processing expense	274	314	(40)
Telephone and communication expense	188	220	(32)
Change in FDIC indemnification asset	(351)	650	(1,001)
Other operating expenses	1,093	1,042	51
Total noninterest expense	$6,947	$8,005	$(1,058)

Noninterest expenses were $3.5 million and $6.9 million during the second quarter and the first half of 2011, respectively, compared to $4.0 million and $8.0 million during the same periods in 2010. During the three and six months ended June 30, 2011, there was accretion of the FDIC indemnification asset of $192 thousand and $351 thousand, respectively.  During the second quarter and first six months of 2010 the accretion was more than offset by charges to the FDIC indemnification asset due to impaired covered loans that paid off.

The efficiency ratio improved from 58.23% during the six months ended June 30, 2010, to 52.89% during the first half of 2011.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets of Southern National Bancorp of Virginia were $601.4 million as of June 30, 2011 compared to $590.8 million as of December 31, 2010.  Net loans receivable increased from $453.8 million at the end of 2010 to $470.9 million at June 30, 2011. Within that total, covered loans declined by $9.2 million while the non-covered loan portfolio increased by $26.8 million. Our loan pipeline has slowed somewhat, but we will continue to pursue quality credits.

Total deposits were $434.0 million at June 30, 2011 compared to $431.0 million at December 31, 2010. Certificates of deposit increased $32.2 million during the six months ended June 30, 2011.  This was partially offset by a decrease in money market accounts of $27.9 million during same period.  We had paid rates in excess of market on large money market accounts for former Greater Atlantic Bank customers to retain them during 2010, and as of the beginning of 2011, we reduced those rates.  Brokered certificates of deposit have decreased from $27.0 million at December 31, 2010, to $22.0 million as of June 30, 2011.  Noninterest-bearing deposits were $33.9 million at June 30, 2011 and $34.5 million at December 31, 2010.

Loan Portfolio

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.” As information and other developments warrant, we reassess our anticipated recoveries from the FDIC on the covered loans and adjust the carrying value of the FDIC indemnification asset through earnings.

The following table summarizes the composition of our loan portfolio as of June 30, 2011 and December 31, 2010:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans	Loans	Loans	Loans	Loans	Loans
	June 30, 2011			December 31, 2010
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,703	$94,137	$98,840	$5,246	$81,487	$86,733
Commercial real estate - non-owner-occupied	10,412	87,323	97,735	13,898	76,068	89,966
Secured by farmland	-	3,503	3,503	-	3,522	3,522
Construction and land loans	849	33,599	34,448	1,098	39,480	40,578
Residential 1-4 family	27,615	54,562	82,177	29,935	58,900	88,835
Multi- family residential	553	22,227	22,780	563	19,177	19,740
Home equity lines of credit	37,954	9,308	47,262	40,287	10,532	50,819
Total real estate loans	82,086	304,659	386,745	91,027	289,166	380,193

Commercial loans	713	88,251	88,964	998	76,644	77,642
Consumer loans	136	1,997	2,133	146	2,010	2,156
Gross loans	82,935	394,907	477,842	92,171	367,820	459,991

Less deferred fees on loans	-	(855)	(855)	-	(554)	(554)
Loans, net of unearned income	$82,935	$394,052	$476,987	$92,171	$367,266	$459,437

As of June 30, 2011 and December 31, 2010, substantially all of our loans were to customers located in Virginia and Maryland.  We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

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

Our loss and delinquency experience on our loan portfolio has been limited by a number of factors, including our underwriting standards.  Whether our loss and delinquency experience in the area of our portfolio will increase significantly depends upon the value of the real estate securing loans and the overall economic environment in which we operate.

Non-covered Loans and Assets

Non-covered loans identified as impaired totaled $32.9 million with allocated allowance for loan losses in the amount of $579 thousand as of June 30, 2011, including $7.6 million of nonaccrual loans and $2.0 million of restructured loans. This compares to $21.8 million of impaired loans with allocated allowance for loan losses in the amount of $446 thousand at December 31, 2010, including $9.6 million of nonaccrual loans and $6.6 million of restructured loans. The nonaccrual loans included SBA guaranteed amounts of $2.0 million and $1.4 million at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011 and December 31, 2010, there were no loans past due 90 days or more and accruing interest.

Non-covered nonperforming assets increased from $13.5 million at December 31, 2010 to $16.5 million at June 30, 2011.

Our OREO in the non-covered portfolio is comprised of the Culpeper property, which contains 33 finished 2 to 4 acre lots, the Kluge development property which was a non-performing loan at the end of 2010 which we foreclosed on during the first quarter, two commercial properties and two residential properties.  Non-covered OREO at June 30, 2011 was $8.9 million compared to $3.9 million at December 31, 2010.

Sonabank has an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans.  The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at June 30, 2011.

The following table sets forth selected asset quality ratios as of the dates indicated:

	As of
	June 30,	December 31,
	2011	2010

Allowance for loan losses to total non-covered loans	1.54%	1.52%
Non-covered nonperforming assets to total non-covered assets	3.19%	2.71%
Non-covered nonperforming assets excluding SBA guaranteed loans to total non-covered assets	2.81%	2.43%

We do not have a formal loan modification program.  Rather, we work with individual customers on a case-by-case basis to facilitate the orderly collection of our principal and interest before a loan becomes a non-performing loan.  If a customer is unable to make contractual payments, we review the circumstances of the customer’s situation and may negotiate a revised payment stream.  In other words, we identify performing customers experiencing financial difficulties and through negotiations, we permit them to pay interest only or lesser principal payments.  We do not forgive principal payments.  Our goal when restructuring a credit is to afford the customer a reasonable period of time to remedy the issue causing cash flow constraints within their business so that they can return to performing status over time.

Our loan modifications have taken the form of deferral of interest payments and/or curtailment of scheduled principal payments.  Our restructured loans are all collateral secured loans.  If a customer fails to perform under the modified terms, we place the loan on non-accrual status and begin the process of working with the customer to liquidate the underlying collateral to satisfy the debt.

At June 30, 2011, we had outstanding balances on restructured loans totaling $2.0 million with borrowers who experienced deterioration in financial condition.  These loan restructurings were negotiated prior to 2011. These loans were included in impaired loans. These loans were granted interest rate deferrals to provide cash flow relief to customers experiencing cash flow difficulties.  There were no concessions made to forgive principal or interest relative to these loans.  Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.  As such, these restructured loans were on accrual status at the balance sheet date as payments were being made according to the restructured loan terms.  These loans have not had a partial charge-off.  We continue to report restructured loans as restructured until such time as the loan has developed a reasonable repayment history, the borrower displays the financial capacity to repay, and the loan terms return to the terms in place prior to the restructure.  If the customer fails to perform, we place the loan on non-accrual status and seek to liquidate the underlying collateral for these loans.  Changes in value for impairment, including the amount attributed to the passage of time, are recorded entirely within the provision for loans losses.

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

Covered Loans and Assets

Covered loans identified as impaired totaled $3.8 million as of June 30, 2011 and $3.5 million at December 31, 2010. Nonaccrual loans were $2.9 million and $2.0 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and at December 31, 2010, there were loans past due 90 days or more and accruing interest in the amount of $318 thousand and $234 thousand, respectively.

Securities

Investment securities, available for sale and held to maturity, were $50.8 million at June 30, 2011 and $56.0 million at December 31, 2010.

As of June 30, 2011 we owned pooled trust preferred securities as follows:

										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$7,174	$6,420	$4,189	$209,056	$310
MMCF II B	Senior Sub	A3	AA-	Baa2	BB	493	455	477	34,000	38
MMCF III B	Senior Sub	A3	A-	Ba1	CC	652	637	408	37,000	14
						8,319	7,512	5,074		$362

										Cumulative	Cumulative
										Other Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	496	496	131,100	693	$311
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,066	127	352	155,705	1,360	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,032	-	38	231,250	-	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,050	132	132	111,682	444	474
ALESCO V C1	Mezzanine	A2	A	Ca	C	2,083	461	537	117,942	961	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,112	29	159	266,100	524	2,559
ALESCO XVI C	Mezzanine	A3	A-	Ca	C	2,072	115	440	149,900	777	1,180
						13,915	1,360	2,154		$4,759	$7,796

Total						$22,234	$8,872	$7,228

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

Each of these securities has been evaluated for other than temporary impairment.  In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows, and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

●	We assume that .5% of the remaining performing collateral will default or defer per annum.
●	We assume recoveries ranging from 25% to 47% with a two year lag on all defaults and deferrals.
●	We assume no prepayments for 10 years and then 1% per annum for the remaining life of the security.
●
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

●	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

These assumptions resulted in OTTI charges related to credit on two of the trust preferred securities in the amount of $38 thousand during the quarter ended June 30, 2011, compared to no OTTI charges related to credit on the trust preferred securities for the quarter ended June 30, 2010. Events within these two structures which contributed to a decline in our expectations of cash flows included an issuer that had previously deferred interest payments, had resumed payments, then deferred again, and there was a large redemption during the second quarter of 2011 which negatively affected our subordinate tranche because the senior tranche received the payment.

We also own approximately $1.0 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was originally rated AAA by Standard and Poor’s. After a series of downgrades this security has been other than temporarily impaired in past reporting periods. For the second quarter of 2011 and based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support it has been determined that no OTTI charge for credit was required for the quarter ended June 30, 2011.  The assumptions used in the analysis included a 4.7% prepayment speed, 14% default rate, a 50% loss severity and an accounting yield of 2.55%.  We recorded OTTI charges for credit on this security of $3 thousand in the second quarter of 2010.

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

During the three months ended June 30, 2011, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At June 30, 2011, we had $112.2 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $3.8 million at June 30, 2011. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
SNBV
Tier 1 risk-based capital ratio	$93,330	20.41%	$18,287	4.00%	$27,431	6.00%
Total risk-based capital ratio	99,025	21.66%	36,575	8.00%	45,719	10.00%
Leverage ratio	93,330	16.08%	23,224	4.00%	29,029	5.00%
Sonabank
Tier 1 risk-based capital ratio	$89,841	19.66%	$18,278	4.00%	$27,417	6.00%
Total risk-based capital ratio	95,533	20.91%	36,557	8.00%	45,696	10.00%
Leverage ratio	89,841	15.47%	23,224	4.00%	29,029	5.00%

December 31, 2010
SNBV
Tier 1 risk-based capital ratio	$90,214	20.52%	$17,585	4.00%	$26,377	6.00%
Total risk-based capital ratio	95,689	21.77%	35,169	8.00%	43,961	10.00%
Leverage ratio	90,214	15.23%	23,701	4.00%	29,626	5.00%
Sonabank
Tier 1 risk-based capital ratio	$86,757	19.74%	$17,580	4.00%	$26,370	6.00%
Total risk-based capital ratio	92,231	20.99%	35,160	8.00%	43,950	10.00%
Leverage ratio	86,757	14.64%	23,701	4.00%	29,626	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of June 30, 2011 and (plus or minus 300 basis points, measured in 100 basis point increments) as of December 31, 2010, and all changes are within our ALM Policy guidelines:

	Sensitivity of Market Value of Portfolio Equity
	As of June 30, 2011

				Market Value of
Change in	Market Value of Portfolio Equity			Portfolio Equity as a % of
Interest Rates					Portfolio
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$95,817	$(4,230)	-4.23%	15.93%	94.07%
Up 300	96,543	(3,504)	-3.50%	16.05%	94.78%
Up 200	98,012	(2,035)	-2.03%	16.30%	96.22%
Up 100	98,530	(1,517)	-1.52%	16.38%	96.73%
Base	100,047	-	0.00%	16.63%	98.22%
Down 100	96,769	(3,278)	-3.28%	16.09%	95.00%
Down 200	93,401	(6,646)	-6.64%	15.53%	91.70%

	Sensitivity of Market Value of Portfolio Equity
	As of December 31, 2010

				Market Value of
Change in	Market Value of Portfolio Equity			Portfolio Equity as a % of
Interest Rates					Portfolio
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 300	$99,642	$(1,643)	-1.62%	16.86%	100.20%
Up 200	100,576	(709)	-0.70%	17.01%	101.14%
Up 100	100,578	(707)	-0.70%	17.01%	101.14%
Base	101,285	-	0.00%	17.13%	101.85%
Down 100	97,672	(3,613)	-3.57%	16.52%	98.22%
Down 200	93,048	(8,237)	-8.13%	15.74%	93.57%
Down 300	90,390	(10,895)	-10.76%	15.29%	90.90%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2011 and December 31, 2010 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of June 30, 2011

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$28,894	$3,142	5.29%	0.56%
Up 300	28,006	2,254	5.13%	0.40%
Up 200	27,156	1,404	4.98%	0.25%
Up 100	26,236	484	4.82%	0.09%
Base	25,752	-	4.73%	0.00%
Down 100	26,035	283	4.78%	0.05%
Down 200	26,025	273	4.78%	0.05%

	Sensitivity of Net Interest Income
	As of December 31, 2010

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 300	$27,668	$3,361	5.09%	0.61%
Up 200	26,466	$2,159	4.87%	0.39%
Up 100	25,193	$886	4.64%	0.16%
Base	24,307	$-	4.48%	0.00%
Down 100	24,670	$363	4.55%	0.07%
Down 200	24,676	$369	4.55%	0.07%
Down 300	24,747	$440	4.56%	0.08%

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in MVPE requires the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  Accordingly, although the MVPE tables and Sensitivity of Net Interest Income (NII) tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net worth and net interest income.  Sensitivity of MVPE and NII are modeled using different assumptions and approaches.  In the low interest rate environment that currently exists, limitations on downward adjustments for interest rates, particularly as they apply to deposits, can and do result in anomalies in scenarios that are unlikely to occur due to the current low interest rate environment.

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

(b)  Changes in Internal Control over Financial Reporting.  Other than the remediation of the material weakness related to the misidentification of a subsequent event described in our Annual Report on Form 10-K for the year ended December 31, 2010, there have been no other changes in SNBV’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, SNBV’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

SNBV and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  Sonabank is a party to one small lawsuit considered to be in the ordinary course of business.  There are no other proceedings pending, or to management’s knowledge, threatened, against SNBV or Sonabank as of June 30, 2011.

ITEM 1A – RISK FACTORS

As of June 30, 2011 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2010.

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

101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

August 9, 2011	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

August 9, 2011	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer