Form 10-Q
period 2011-09-30
Southern National Bancorp of Virginia Inc
filed 2011-11-09
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

Commission File No. 001-33037

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
(Exact name of registrant as specified in its charter)

Virginia	20-1417448
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

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

As of October 31, 2011, there were 11,590,212 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-Q
September 30, 2011

PART I -  FINANCIAL STATEMENTS
ITEM I - FINANCIAL INFORMATION

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts) (Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,432	$2,180
Interest-bearing deposits in other financial institutions	4,625	7,565
Total cash and cash equivalents	7,057	9,745

Securities available for sale, at fair value	10,438	11,068

Securities held to maturity, at amortized cost (fair value of $38,097 and $43,965, respectively)	38,354	44,895

Covered loans	80,398	92,171
Non-covered loans	396,494	367,266
Total loans	476,892	459,437
Less allowance for loan losses	(6,087)	(5,599)
Net loans	470,805	453,838

Stock in Federal Reserve Bank and Federal Home Loan Bank	7,356	6,350
Bank premises and equipment, net	4,700	4,659
Goodwill	8,713	8,713
Core deposit intangibles, net	2,225	2,915
FDIC indemnification asset	18,226	18,536
Bank-owned life insurance	14,435	14,568
Other real estate owned	13,097	4,577
Deferred tax assets, net	4,440	3,782
Other assets	5,532	7,178

Total assets	$605,378	$590,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$31,791	$34,529
Interest-bearing deposits:
NOW accounts	16,310	15,961
Money market accounts	140,781	169,861
Savings accounts	6,335	5,490
Time deposits	212,765	205,133
Total interest-bearing deposits	376,191	396,445
Total deposits	407,982	430,974

Securities sold under agreements to repurchase and other short-term borrowings	19,452	23,908
Federal Home Loan Bank (FHLB) advances	72,500	35,000
Other liabilities	2,377	1,828
Total liabilities	502,311	491,710

Commitments and contingencies (See Note 5)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at September 30, 2011 and December 31, 2010	116	116
Additional paid in capital	96,598	96,478
Retained earnings	9,588	5,854
Accumulated other comprehensive loss	(3,235)	(3,334)
Total stockholders’ equity	103,067	99,114

Total liabilities and stockholders’ equity	$605,378	$590,824

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010

Interest and dividend income :
Interest and fees on loans	$7,871	$7,578	$22,202	$23,021
Interest and dividends on taxable securities	457	630	1,495	2,048
Interest and dividends on other earning assets	66	47	169	138
Total interest and dividend income	8,394	8,255	23,866	25,207
Interest expense:
Interest on deposits	1,217	1,825	3,744	5,418
Interest on borrowings	272	343	857	1,001
Total interest expense	1,489	2,168	4,601	6,419

Net interest income	6,905	6,087	19,265	18,788

Provision for loan losses	1,550	1,025	5,140	3,775
Net interest income after provision for loan losses	5,355	5,062	14,125	15,013

Noninterest income:
Account maintenance and deposit service fees	218	210	636	686
Income from bank-owned life insurance	129	140	1,196	416
Net loss on other real estate owned	-	(435)	(147)	(396)
Gain on sales of securities available for sale	-	142	-	142
Total other-than-temporary impairment losses (OTTI)	(43)	(127)	(113)	(137)
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	-	-
Net credit related OTTI recognized in earnings	(43)	(127)	(113)	(137)
Other	62	20	151	314

Total noninterest income (loss)	366	(50)	1,723	1,025

Noninterest expenses:
Salaries and benefits	1,759	1,634	5,066	4,798
Occupancy expenses	573	520	1,667	1,589
Furniture and equipment expenses	140	142	406	447
Amortization of core deposit intangible	230	236	690	708
Virginia franchise tax expense	171	184	514	551
FDIC assessment	125	139	397	540
Data processing expense	126	139	400	453
Telephone and communication expense	101	100	289	320
Change in FDIC indemnification asset	(140)	(193)	(490)	457
Other operating expenses	695	489	1,788	1,531
Total noninterest expenses	3,780	3,390	10,727	11,394
Income before income taxes	1,941	1,622	5,121	4,644
Income tax expense	638	517	1,387	1,472
Net income	$1,303	$1,105	$3,734	$3,172
Other comprehensive income (loss):
Unrealized gain on available for sale securities	$(30)	$42	$167	$264
Realized amount on securities sold, net	-	(142)	-	(142)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	(70)	20	26	129
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(27)	(36)	(44)	(97)
Net unrealized gain (loss)	(127)	(116)	149	154
Tax effect	(44)	(38)	50	53
Other comprehensive income (loss)	(83)	(78)	99	101
Comprehensive income	$1,220	$1,027	$3,833	$3,273
Earnings per share, basic and diluted	$0.11	$0.10	$0.32	$0.27

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - January 1, 2011	$116	$96,478	$5,854	$(3,334)	$99,114

Comprehensive income:

Net income			3,734		3,734
Change in unrealized gain on available for sale securities (net of tax, $57)				110	110
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $7 and accretion, $44 and amounts recorded into other comprehensive income at transfer)				(11)	(11)

Total comprehensive income

Stock-based compensation expense		120			120

Balance - September 30, 2011	$116	$96,598	$9,588	$(3,235)	$103,067

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(dollars in thousands) (Unaudited)

	2011	2010

Operating activities:
Net income	$3,734	$3,172
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	393	407
Amortization of core deposit intangible	690	708
Other amortization , net	(1)	132
(Increase) decrease in FDIC indemnification asset	(490)	457
Provision for loan losses	5,140	3,775
Earnings on bank-owned life insurance	(396)	(416)
Stock based compensation expense	120	59
Gain on sales of securities	-	(142)
Impairment on securities	113	137
Net loss on other real estate owned	147	396
Net decrease (increase) in other assets	1,318	(912)
Net increase (decrease) in other liabilities	549	(3,150)
Net cash and cash equivalents provided by operating activities	11,317	4,623
Investing activities:
Proceeds from sales of securities available for sale	-	4,728
Proceeds from paydowns, maturities and calls of securities available for sale	763	2,635
Proceeds from paydowns, maturities and calls of securities held to maturity	6,632	8,544
Loan originations and payments, net	(31,666)	(7,531)
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(1,006)	(549)
Payments received on FDIC indemnification asset	800	-
Proceeds from sale of other real estate owned	854	2,560
Purchases of bank premises and equipment	(434)	(1,913)
Net cash and cash equivalents (used in) provided by investing activities	(24,057)	8,474
Financing activities:
Net decrease in deposits	(22,992)	(522)
Proceeds from Federal Home Loan Bank advances	37,500	5,000
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	(4,456)	3,455
Additional cost of 2009 common stock issuance	-	(48)
Net cash and cash equivalents provided by financing activities	10,052	7,885
Increase (decrease) in cash and cash equivalents	(2,688)	20,982
Cash and cash equivalents at beginning of period	9,745	8,070
Cash and cash equivalents at end of period	$7,057	$29,052
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$4,706	$6,754
Income taxes	855	1,485
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	9,477	2,684
Transfer from covered loans to other real estate owned	82	676

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

1. ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations.  Sonabank operates 13 branches in Virginia located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Loudoun County (Middleburg, Leesburg (2), and South Riding), Front Royal, New Market and Clifton Forge, and we also have a branch in Rockville, Maryland. On October 3, 2011, Southern National Bancorp of Virginia, Inc. completed the acquisition of the Midlothian branch office of the Bank of Hampton Roads and the assumption of $46 million in deposits. The new office is operational under the Sonabank banner, and a Sonabank loan officer previously located in the Richmond area has moved into an office in the branch.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the carrying value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, the FDIC indemnification asset,  other real estate owned and deferred tax assets.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This amendment clarifies the guidance on the evaluation made by a creditor on whether a restructuring constitutes a troubled debt restructuring.  It clarifies the guidance related to a creditor’s evaluation of whether it has granted a concession to a debtor and also clarifies the guidance on a creditor’s evaluation of whether the debtor is experiencing financial difficulties.  The amendment is effective for public entities for the first interim or annual period beginning on or after September 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of this standard during the third quarter did not have a material impact on our consolidated financial condition or results of operation.

In May 2011, the FASB issued FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on our consolidated financial condition or results of operation.

In September 2011, The FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.   The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   The adoption of this standard is not expected to have a material impact on our consolidated financial condition or results of operation.

2. STOCK- BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees.  As of September 30, 2011, options to purchase an aggregate of 302,500 shares of common stock were outstanding and no shares remained available for issuance. The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options.  The purpose of the plan is to afford key employees an incentive to remain in the employ of SNBV and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in SNBV’s future success.  Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date.  The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

SNBV granted 103,750 options during the first nine months of 2011. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model.  The following weighted-average assumptions were used to value options granted in the nine months ended September 30, 2011:

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

For the three and nine months ended September 30, 2011, stock-based compensation expense was $47 thousand and $120 thousand, respectively, compared to $24 thousand and $59 thousand for the same periods last year.  As of September 30, 2011, unrecognized compensation expense associated with the stock options was $653 thousand, which is expected to be recognized over a weighted average period of 3.9 years.

A summary of the activity in the stock option plan during the nine months ended September 30, 2011 follows (dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	312,675	$8.35
Granted	103,750	7.20
Forfeited	-	-
Exercised	-	-
Options outstanding, end of period	416,425	$8.06	6.5	$30

Vested or expected to vest	416,425	$8.06	6.5	$30

Exercisable at end of period	221,645	$8.80	4.6	$12

3. SECURITIES

The amortized cost and fair value of securities available-for-sale were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
September 30, 2011	Cost	Gains	Losses	Value
SBA guaranteed loan pools	$10,025	$298	$-	10,323
FHLMC preferred stock	16	99	-	115
Total	$10,041	$397	$-	$10,438

	Amortized	Gross Unrealized		Fair
December 31, 2010	Cost	Gains	Losses	Value
SBA guaranteed loan pools	$10,822	$216	$-	11,038
FHLMC preferred stock	16	14	-	30
Total	$10,838	$230	$-	$11,068

The carrying amount and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
September 30, 2011	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$28,489	$1,798	$-	$30,287
Residential government-sponsored collateralized mortgage obligations	106	2	-	108
Other residential collateralized mortgage obligations	1,030	-	(11)	1,019
Trust preferred securities	8,729	758	(2,804)	6,683
	$38,354	$2,558	$(2,815)	$38,097

	Amortized	Gross Unrecognized		Fair
December 31, 2010	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$34,088	$1,247	$-	$35,335
Residential government-sponsored collateralized mortgage obligations	188	8	-	196
Other residential collateralized mortgage obligations	1,166	5	-	1,171
Trust preferred securities	9,453	675	(2,865)	7,263
	$44,895	$1,935	$(2,865)	$43,965

The fair value and carrying amount, if different, of debt securities as of September 30, 2011, by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$-	$-	$283	$289
Due in five to ten years	-	-	1,090	1,114
Due after ten years	8,729	6,683	8,652	8,920
Residential government-sponsored mortgage-backed securities	28,489	30,287	-	-
Residential government-sponsored collateralized mortgage obligations	106	108	-	-
Other residential collateralized mortgage obligations	1,030	1,019	-	-
Total	$38,354	$38,097	$10,025	$10,323

Securities with a carrying amount of approximately $38.9 million and $45.3 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio for indicators of other than temporary impairment.  At September 30, 2011 and December 31, 2010, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $5.8 million in the portfolio that are considered temporarily impaired at September 30, 2011. The following tables present information regarding securities in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010 (in thousands) by duration of time in a loss position:

September 30, 2011
	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Other residential collateralized mortgage obligations	$1,019	$(11)	$-	$-	$1,019	$(11)
Trust preferred securities	-	-	4,815	(2,804)	4,815	(2,804)
	$1,019	$(11)	$4,815	$(2,804)	$5,834	$(2,815)

December 31, 2010
	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Trust preferred securities	$-	$-	$4,805	$(2,865)	$4,805	$(2,865)

As of September 30, 2011, our pooled trust preferred securities included:

										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$7,126	$6,385	$3,811	$100,400	$307
MMCF II B	Senior Sub	A3	AA-	Baa2	BB	493	455	476	34,000	38
MMCF III B	Senior Sub	A3	A-	Ba1	CC	652	638	476	34,000	13
						8,271	7,478	4,763		$358

Other Than Temporarily Impaired:										Cumulative Other Comprehensive Loss (2)	Cumulative OTTI Related to Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	383	383	134,100	763	$354
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,074	128	282	155,705	1,367	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,032	-	32	218,750	-	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,053	133	87	111,682	446	474
ALESCO V C1	Mezzanine	A2	A	C	C	2,093	463	441	85,000	969	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,123	29	258	266,100	535	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,079	115	437	82,400	784	1,180
						13,954	1,251	1,920		$4,864	$7,839

Total						$22,225	$8,729	$6,683

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

Each of these securities has been evaluated for other than temporary impairment.  In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

●	.5% of the remaining performing collateral will default or defer per annum.
●	Recoveries ranging from 25% to 47% with a two year lag on all defaults and deferrals.
●	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
●
Additionally banks with assets over $15 billion will no longer be allowed to count down streamed trust preferred proceeds as Tier 1 capital (although it will still be counted as Tier 2 capital). That will incent the large banks to prepay their trust preferred securities if they can or if it is economically desirable. As a consequence, we have projected in all of our pools that 25% of the collateral issued by banks with assets over $15 billion will prepay in 2013.

●	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is more likely than not that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of September 30, 2011, except for the Tpref Funding II security.

The application of these assumptions resulted in OTTI charges related to credit on one of the trust preferred securities in the amount of $43 thousand during the quarter ended September 30, 2011, compared to no OTTI charges related to credit on the trust preferred securities for the quarter ended September 30, 2010.  This trust preferred security (Tpref Funding II) had a book value and a fair value of $383 thousand at September 30, 2011.

We also own $1.0 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was originally rated AAA by Standard and Poors. After a series of downgrades, this security has been other than temporarily impaired in past reporting periods. For the third quarter of 2011 and based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support it has been determined that no OTTI charge for credit was required for the quarter ended September 30, 2011.  The assumptions used in the analysis included a 4.6% prepayment speed, 13% default rate, a 48% loss severity and an accounting yield of 2.53%.  We recorded OTTI charges for credit on this security of $127 thousand in the third quarter of 2010.

The following table presents a roll forward of the credit losses for the trust preferred securities and the residential collateralized mortgage obligation recognized in earnings for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,002	$7,714
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	113	10
Reductions due to realized losses	(28)	-
Amount of cumulative other-than-temporary impairment related to credit loss as of September 30	$8,087	$7,724

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2011 and December 31, 2010:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans	Loans	Loans	Loans	Loans	Loans
	September 30, 2011			December 31, 2010
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,576	$93,084	$97,660	$5,246	$81,487	$86,733
Commercial real estate - non-owner-occupied	10,311	97,200	107,511	13,898	76,068	89,966
Secured by farmland	-	3,147	3,147	-	3,522	3,522
Construction and land loans	813	34,641	35,454	1,098	39,480	40,578
Residential 1-4 family	26,663	50,580	77,243	29,935	58,900	88,835
Multi- family residential	547	18,681	19,228	563	19,177	19,740
Home equity lines of credit	36,816	8,973	45,789	40,287	10,532	50,819
Total real estate loans	79,726	306,306	386,032	91,027	289,166	380,193

Commercial loans	552	89,154	89,706	998	76,644	77,642
Consumer loans	120	1,959	2,079	146	2,010	2,156
Gross loans	80,398	397,419	477,817	92,171	367,820	459,991

Less deferred fees on loans	-	(925)	(925)	-	(554)	(554)
Loans, net of unearned income	$80,398	$396,494	$476,892	$92,171	$367,266	$459,437

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered loans” or “covered assets.”  Loans not acquired from Greater Atlantic Bank are referred to as “non-covered loans.” The covered loans are subject to our internal and external credit review. As a result, if and when credit deterioration is noted subsequent to the acquisition date, such deterioration will be measured through our allowance for loan loss calculation methodology and a provision for credit losses will be charged to earnings. There has been no incremental provision recorded on covered loans since acquisition.  The FDIC indemnification asset is reduced for cash payments received, and adjusted each quarter for changes in expected recoveries from the FDIC based on the expected cash flows from the covered loans.  As information and other developments warrant, we reassess our anticipated recoveries from the FDIC on the covered loans and adjust the carrying value of the FDIC indemnification asset.  The current outstanding balance for the covered home equity lines of credit at September 30, 2011 was $36.8 million.  The available commitment at this date was $62.7 million, for a total exposure to loss for these covered loans of $99.5 million.

Credit-impaired covered loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, that SNBV will not collect all contractually required principal and interest payments. Generally, acquired loans that meet SNBV’s definition for nonaccrual status fall within the definition of credit-impaired covered loans.

Impaired loans were as follows (in thousands):

September 30, 2011	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$239	$-	$5,277	$-	$5,516	$-
Commercial real estate - non-owner occupied (2)	1,831	-	4,927	-	6,758	-
Construction and land development	727	-	3,775	-	4,502	-
Commercial loans	215	-	10,608	-	10,823	-
Residential 1-4 family	1,190	-	947	-	2,137	-
Other consumer loans	-	-	-	-	-	-

Total	$4,202	$-	$25,534	$-	$29,736	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-
Construction and land development	-	-	2,873	1,039	2,873	1,039
Commercial loans	-	-	2,138	550	2,138	550
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$5,011	$1,589	$5,011	$1,589
Grand total	$4,202	$-	$30,545	$1,589	$34,747	$1,589

(1) Recorded investment is after charge offs of $3.3 million and includes SBA guarantees of $1.5 million.
(2) Includes loans secured by farmland and multi-family residential loans.

December 31, 2010	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$141	$-	$358	$-	$499	$-
Commercial real estate - non-owner occupied (2)	1,807	-	5,508	-	7,315	-
Construction and land development	1,055	-	4,844	-	5,899	-
Commercial loans	285	-	1,558	-	1,843	-
Residential 1-4 family	108	-	2,969	-	3,077	-
Other consumer loans	77	-	-	-	77	-

Total	$3,473	$-	$15,237	$-	$18,710	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	1,076	50	1,076	50
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	935	376	935	376
Residential 1-4 family	-	-	4,564	20	4,564	20
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$6,575	$446	$6,575	$446
Grand total	$3,473	$-	$21,812	$446	$25,285	$446

(1) Recorded investment is after charge offs of $7.8 million and includes SBA guarantees of $1.7 million.
(2) Includes loans secured by farmland and multi-family residential loans.

The following table presents the average recorded investment and interest income for impaired loans recognized by class of loans for the nine months ended September 30, 2011 (in thousands):

	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$172	$14	$2,403	$102	$2,575	$116
Commercial real estate - non-owner occupied (2)	1,774	64	3,457	134	5,231	198
Construction and land development	737	77	3,140	141	3,877	218
Commercial loans	217	17	4,314	179	4,531	196
Residential 1-4 family	517	4	431	11	948	15
Other consumer loans					-	-

Total	$3,417	$176	$13,745	$567	$17,162	$743

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-
Construction and land development	-	-	1,796	60	1,796	60
Commercial loans	-	-	994	54	994	54
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$2,790	$114	$2,790	$114
Grand total	$3,417	$176	$16,535	$681	$19,952	$857

(2) Includes loans secured by farmland and multi-family residential loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still accruing by class of loans as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Covered Loans		Non-covered Loans		Total Loans
		Loans Past Due		Loans Past Due		Loans Past Due
	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More
	Loans	Still on Accrual	Loans	Still on Accrual	Loans	Still on Accrual
Commercial real estate - owner occupied	$-	$-	$511	$-	$511	$-
Commercial real estate - non-owner occupied (1)	1,985	-	2,259	-	4,244	-
Construction and land development	-	-	204	-	204	-
Commercial loans	-	-	853	-	853	-
Residential 1-4 family	1,189	-	170	-	1,359	-
Other consumer loans	2	-	-	-	2	-

Total	$3,176	$-	$3,997	$-	$7,173	$-

December 31, 2010	Covered Loans		Non-covered Loans		Total Loans
		Loans Past Due		Loans Past Due		Loans Past Due
	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More
	Loans	Still on Accrual	Loans	Still on Accrual	Loans	Still on Accrual
Commercial real estate - owner occupied	$-	$-	$358	$-	$358	$-
Commercial real estate - non-owner occupied (1)	1,796	-	2,600	-	4,396	-
Construction and land development	-	-	2,304	-	2,304	-
Commercial loans	67	-	1,516	-	1,583	-
Residential 1-4 family	108	-	2,807	-	2,915	-
Other consumer loans	77	234	-	-	77	234

Total	$2,048	$234	$9,585	$-	$11,633	$234

(1) Includes loans secured by farmland and multi-family residential loans.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $1.5 million and $1.4 million at September 30, 2011 and December 31, 2010, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$4,576	$4,576
Commercial real estate - non-owner occupied (1)	-	137	-	137	1,985	8,736	10,858
Construction and land development	-	-	-	-	-	813	813
Commercial loans	-	-	-	-	-	552	552
Residential 1-4 family	90	170	-	260	1,189	62,030	63,479
Other consumer loans	-	-	-	-	2	118	120

Total	$90	$307	$-	$397	$3,176	$76,825	$80,398

Non-covered loans:
Commercial real estate - owner occupied	$852	$-	$-	$852	$511	$91,721	$93,084
Commercial real estate - non-owner occupied (1)	142	-	-	142	2,259	116,627	119,028
Construction and land development	-	929	-	929	204	33,508	34,641
Commercial loans	1,178	183	-	1,361	853	86,940	89,154
Residential 1-4 family	1,875	234	-	2,109	170	57,274	59,553
Other consumer loans	7	4	-	11	-	1,948	1,959

Total	$4,054	$1,350	$-	$5,404	$3,997	$388,018	$397,419

Total loans:
Commercial real estate - owner occupied	$852	$-	$-	$852	$511	$96,297	$97,660
Commercial real estate - non-owner occupied (1)	142	137	-	279	4,244	125,363	129,886
Construction and land development	-	929	-	929	204	34,321	35,454
Commercial loans	1,178	183	-	1,361	853	87,492	89,706
Residential 1-4 family	1,965	404	-	2,369	1,359	119,304	123,032
Other consumer loans	7	4	-	11	2	2,066	2,079

Total	$4,144	$1,657	$-	$5,801	$7,173	$464,843	$477,817

December 31, 2010	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$316	$412	$-	$728	$-	$4,518	$5,246
Commercial real estate - non-owner occupied (1)	436	-	-	436	1,796	12,229	14,461
Construction and land development	-	-	-	-	-	1,098	1,098
Commercial loans	-	-	-	-	67	931	998
Residential 1-4 family	-	134	-	134	108	29,693	29,935
Other consumer loans	-	39	234	273	77	40,083	40,433

Total	$752	$585	$234	$1,571	$2,048	$88,552	$92,171

Non-covered loans:
Commercial real estate - owner occupied	$551	$719	$-	$1,270	$358	$79,859	$81,487
Commercial real estate - non-owner occupied (1)	868	-	-	868	2,600	95,299	98,767
Construction and land development	30	-	-	30	2,304	37,146	39,480
Commercial loans	1,646	30	-	1,676	1,516	73,452	76,644
Residential 1-4 family	3,739	32	-	3,771	2,807	52,322	58,900
Other consumer loans	10	134	-	144	-	12,398	12,542

Total	$6,844	$915	$-	$7,759	$9,585	$350,476	$367,820

Total loans:
Commercial real estate - owner occupied	$867	$1,131	$-	$1,998	$358	$84,377	$86,733
Commercial real estate - non-owner occupied (1)	1,304	-	-	1,304	4,396	107,528	113,228
Construction and land development	30	-	-	30	2,304	38,244	40,578
Commercial loans	1,646	30	-	1,676	1,583	74,383	77,642
Residential 1-4 family	3,739	166	-	3,905	2,915	82,015	88,835
Other consumer loans	10	173	234	417	77	52,481	52,975

Total	$7,596	$1,500	$234	$9,330	$11,633	$439,028	$459,991

(1) Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for loan and lease losses for the three months ended September 30, 2011, is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$636	$841	$1,061	$1,884	$907	$27	$707	$6,063
Charge offs	-	(350)	-	(1,021)	(170)	(1)	-	(1,542)
Recoveries	3	-	1	4	7	1	-	16
Provision	60	396	191	1,391	153	-	(641)	1,550
Ending balance	$699	$887	$1,253	$2,258	$897	$27	$66	$6,087

(1) Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for loan and lease losses for the nine months ended September 30, 2011, is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599
Charge offs	(63)	(950)	(7)	(1,867)	(1,927)	(6)	-	(4,820)
Recoveries	3	6	6	127	23	3	-	168
Provision	197	566	928	1,573	1,802	21	53	5,140
Ending balance	$699	$887	$1,253	$2,258	$897	$27	$66	$6,087

(1) Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2010, is summarized below (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2010	September 30, 2010
Balance, beginning of period	$5,443	$5,172
Charge offs	(975)	(3,552)
Recoveries	32	130
Net charge offs	(943)	(3,422)
Provision	1,025	3,775
Balance, end of period	$5,525	$5,525

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
September 30, 2011
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$1,039	$550	$-	$-	$-	$1,589
Collectively evaluated for impairment	699	887	214	1,708	897	27	66	4,498
Total ending allowance	$699	$887	$1,253	$2,258	$897	$27	$66	$6,087

Loans:
Individually evaluated for impairment	$5,277	$4,927	$6,648	$12,746	$947	$-	$-	$30,545
Collectively evaluated for impairment	87,807	114,101	27,993	76,408	58,606	1,959	-	366,874
Total ending loan balances	$93,084	$119,028	$34,641	$89,154	$59,553	$1,959	$-	$397,419

December 31, 2010
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$50	$-	$376	$20	$-	$-	$446
Collectively evaluated for impairment	562	1,215	326	2,049	979	9	13	5,153
Total ending allowance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599

Loans:
Individually evaluated for impairment	$358	$6,584	$4,844	$2,493	$7,533	$-	$-	$21,812
Collectively evaluated for impairment	81,129	92,183	34,636	74,151	61,899	2,010	-	346,008
Total ending loan balances	$81,487	$98,767	$39,480	$76,644	$69,432	$2,010	$-	$367,820

(1) Includes loans secured by farmland and multi-family residential loans.

Charge offs on loans individually evaluated for impairment totaled approximately $4.2 million during the first nine months of 2011.

Troubled Debt Restructurings

At September 30, 2011, we had one loan modified in a troubled debt restructuring totaling $1.1 million.  This modification did not occur in 2011.  The loan is paying in accordance with the modified terms and does not involve any additional commitment to lend.

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

As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

September 30, 2011	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$239	$4,337	$4,576	$1,409	$5,277	$86,398	$93,084	$6,925	$90,735	$97,660
Commercial real estate - non-owner occupied (2)	1,831	9,027	10,858	-	4,927	114,101	119,028	6,758	123,128	129,886
Construction and land development	727	86	813	-	6,648	27,993	34,641	7,375	28,079	35,454
Commercial loans	215	337	552	228	12,746	76,180	89,154	13,189	76,517	89,706
Residential 1-4 family	1,190	62,289	63,479	40	947	58,566	59,553	2,177	120,855	123,032
Other consumer loans	-	120	120	-	-	1,959	1,959	-	2,079	2,079

Total	$4,202	$76,196	$80,398	$1,677	$30,545	$365,197	$397,419	$36,424	$441,393	$477,817

December 31, 2010	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$141	$5,105	$5,246	$557	$358	$80,572	$80,572	$1,056	$85,677	$86,733
Commercial real estate - non-owner occupied (2)	1,807	12,654	14,461	867	6,585	91,315	91,315	9,259	103,969	113,228
Construction and land development	1,055	43	1,098	-	4,844	34,636	34,636	5,899	34,679	40,578
Commercial loans	285	713	998	233	2,492	73,919	73,919	3,010	74,632	77,642
Residential 1-4 family	108	29,827	29,935	40	7,533	61,859	69,432	7,681	91,686	99,367
Other consumer loans	77	40,356	40,433	-	-	2,010	2,010	77	42,366	42,443

Total	$3,473	$88,698	$92,171	$1,697	$21,812	$344,311	$351,884	$26,982	$433,009	$459,991

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2) Includes loans secured by farmland and multi-family residential loans.

5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $6.6 million and $2.4 million as of September 30, 2011 and December 31, 2010, respectively.

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

At September 30, 2011 and December 31, 2010, we had unfunded lines of credit and undisbursed construction loan funds totaling $106.5 million and $104.9 million, respectively.  Our approved loan commitments were $620 thousand and $35.0 million at September 30, 2011 and December 31, 2010, respectively.

6. EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2011
Basic EPS	$1,303	11,590	$0.11
Effect of dilutive stock options and warrants		1	-
Diluted EPS	$1,303	11,591	$0.11

For the three months ended September 30, 2010
Basic EPS	$1,105	11,590	$0.10
Effect of dilutive stock options and warrants		1	-
Diluted EPS	$1,105	11,591	$0.10

For the nine months ended September 30, 2011
Basic EPS	$3,734	11,590	$0.32
Effect of dilutive stock options and warrants		2	-
Diluted EPS	$3,734	11,592	$0.32

For the nine months ended September 30, 2010
Basic EPS	$3,172	11,590	$0.27
Effect of dilutive stock options and warrants		3	-
Diluted EPS	$3,172	11,593	$0.27

Anti-dilutive options and warrants totaled 559,209 and 558,120 for the three and nine months ended September 30, 2011, respectively, as the exercise price exceeded the average share price during the period.  Anti-dilutive options and warrants totaled 459,674 and 457,625 for the three and nine months ended September 30, 2010, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$10,323	$-	$10,323	$-
FHLMC preferred stock	115	115	-	-
Total available-for-sale securities	$10,438	$115	$10,323	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$11,038	$-	$11,038	$-
FHLMC preferred stock	30	30	-	-
Total available-for-sale securities	$11,068	$30	$11,038	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 10.0% to 15.55%.   Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the nine months ended September 30, 2011.  The assumptions used in the analysis included a 4.6% prepayment speed, 13% default rate, a 48% loss severity and an accounting yield of 2.53%.

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

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by appraisals or other valuation which is then adjusted for the cost related to liquidation of the collateral.  Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $30.5 million as of September 30, 2011 with an allocated allowance for loan losses totaling $1.6 million compared to a carrying amount of $21.8 million with an allocated allowance for loan losses totaling $446 thousand at December 31, 2010.  Charge offs related to the impaired loans at September 30, 2011 totaled $1.5 million and $4.2 million for the three and nine months ended September 30, 2011, respectively, compared to $675 thousand and $1.1 million for the three and nine months ended September 30, 2010, respectively.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell.  OREO is further evaluated quarterly for any additional impairment.  Fair value is classified as Level 3 in the fair value hierarchy.  At September 30, 2011, the total amount of OREO was $13.1 million, of which $12.5 million was non-covered and $636 thousand was covered.

At December 31, 2010, the total amount of OREO was $4.6 million, of which $3.9 million was non-covered and $676 thousand was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Trust preferred securities, held to maturity	$383	$-	$-	$383
Impaired non-covered loans:
Commercial real estate - owner occupied	5,277	-	-	5,277
Commercial real estate - non-owner occupied (1)	4,927	-	-	4,927
Construction and land development	6,648	-	-	6,648
Commercial loans	12,746	-	-	12,746
Residential 1-4 family	947	-	-	947
Impaired covered loans:
Commercial real estate - owner occupied	239	-	-	239
Commercial real estate - non-owner occupied (1)	1,831	-	-	1,831
Construction and land development	727	-	-	727
Commercial loans	215	-	-	215
Residential 1-4 family	1,190	-	-	1,190
Non-covered other real estate owned:
Commercial real estate - owner occupied	954	-	-	954
Construction and land development	5,435	-	-	5,435
Residential 1-4 family	6,073	-	-	6,073
Covered other real estate owned:
Commercial real estate - owner occupied	636	-	-	636
	$48,228	$-	$-	$48,228

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Trust preferred securities, held to maturity	$973	$-	$-	$973
Other residential collateralized mortgage obligations	1,171	-	1,171	-
Impaired non-covered loans:
Commercial real estate - owner occupied	358	-	-	358
Commercial real estate - non-owner occupied (1)	6,534	-	-	6,534
Construction and land development	4,844	-	-	4,844
Commercial loans	2,117	-	-	2,117
Residential 1-4 family	7,513	-	-	7,513
Impaired covered loans:
Commercial real estate - owner occupied	141	-	-	141
Commercial real estate - non-owner occupied (1)	1,807	-	-	1,807
Construction and land development	1,055	-	-	1,055
Commercial loans	285	-	-	285
Residential 1-4 family	108	-	-	108
Other consumer loans	77	-	-	77
Non-covered other real estate owned:
Commercial real estate - owner occupied	578	-	-	578
Construction and land development	2,797	-	-	2,797
Residential 1-4 family	526	-	-	526
Covered other real estate owned:
Commercial real estate - owner occupied	597	-	-	597
Commercial	79	-	-	79
	$31,560	$-	$1,171	$30,389

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$7,057	$7,057	$9,745	$9,745
Securities available for sale	10,438	10,438	11,068	11,068
Securities held to maturity	38,354	38,097	44,895	43,965
Stock in Federal Reserve Bank and Federal Home Loan Bank	7,356	n/a	6,350	n/a
Net non-covered loans	390,407	388,536	361,667	360,016
Net covered loans	80,398	79,920	92,171	91,661
Accrued interest receivable	2,173	2,173	2,141	2,141
FDIC indemnification asset	18,226	18,226	18,536	18,536
Financial liabilities:
Deposits:
Demand deposits	48,101	48,101	50,490	50,490
Money market and savings accounts	147,116	147,116	175,351	175,351
Certificates of deposit	212,765	214,653	205,133	207,221
Securities sold under agreements to repurchase and other short-term borrowings	19,452	19,452	23,908	23,908
FHLB advances	72,500	73,776	35,000	36,458
Accrued interest payable	309	309	415	415

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, savings accounts, money market accounts, short-term debt, and variable rate loans that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. It was not practicable to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability.  Fair value of long-term debt is based on current rates for similar financing.  The FDIC indemnification asset was measured at estimated fair value on the date of acquisition.  The fair value was determined by discounting estimated future cash flows using the long-term risk free rate plus a premium.  Subsequent additions to the asset are valued at par as it is anticipated that these amounts will be shortly received. The fair value of off-balance-sheet items is not considered material.  The fair value of loans is not presented on an exit price basis.

8.  GOODWILL

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant.  Goodwill is related to the 2006 acquisition of 1st Service Bank.  Our annual assessment timing is during the third calendar quarter.   We performed the annual review of goodwill with the assistance of a third-party advisor that provides valuation and investment banking services to community banks.  Metrics employed in the estimation of fair value of the reporting unit were derived from recent community bank M&A transactions.  No impairment was indicated.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV.  This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2010.  Results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of results that may be attained for any other period.

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

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank.  Sonabank was originally chartered as a national bank under the laws of the United States of America on April 14, 2005. On January 1, 2009, Sonabank converted from a nationally chartered bank to a state chartered bank and moved its headquarters from Charlottesville to McLean, Virginia.  Sonabank is now regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond. Sonabank conducts full-service banking operations in Charlottesville, Clifton Forge, Leesburg, Warrenton, Middleburg, New Market, Front Royal, South Riding and Fairfax County in Virginia and in Rockville, Maryland.  On October 3, 2011, Southern National Bancorp of Virginia, Inc. completed the acquisition of the Midlothian branch office of the Bank of Hampton Roads and the assumption of $46 million in deposits. The new office is operational under the Sonabank banner, and a Sonabank loan officer previously located in the Richmond area has moved into an office in the branch. We also have loan production offices in Charlottesville, Fredericksburg, Warrenton and Richmond in Virginia.  We have administrative offices in Warrenton and an executive office in Georgetown, Washington, D.C where senior management is located.

During the first nine months of 2011, the national economy continued a slow and uneven turnaround which was affected by a number of factors and events.  Volatility in the equity markets continued at a very high level as concerns continued over the United States budget deficit, its resultant effect on the nation’s borrowing limit and the fears of a default by Greece and the inability of the European Union to halt the potential contagion of the crisis to Italy and Spain.  The depressed real estate market and continued high unemployment rates have created a high degree of economic uncertainty, especially among small and medium-sized businesses.  This has restricted expansion as these businesses had to contend with rising costs, tight credit and a lack of consumer confidence during 2011.  In spite of this challenging environment, we have continued to accentuate the basics of community banking and resolve existing nonperforming loans.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended September 30, 2011 was $1.3 million and $3.7 million for the nine months ended September 30, 2011, compared to $1.1 million and $3.2 million during the first quarter of 2010 and the nine months ended September 30, 2010, respectively.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $6.9 million for the third quarter of 2011, compared to $6.1 million for the third quarter of 2010. The increase resulted in spite of a decline in average earning assets quarter to quarter as average loan balances increased $15.6 million, but the average balance of lower yielding investment securities and other earning assets declined by $23.7 million. The accretion of the discount on the Greater Atlantic Bank loan portfolio amounted to $492 thousand in the third quarter of 2011, compared to $604 thousand in the third quarter of 2010. The net interest margin was 5.04% in the quarter ended September 30, 2011, up from 4.38% in the third quarter of 2010.  The increase in the net interest margin resulted somewhat from the reduction in securities and other earning asset as a percentage of earning assets. Also, the weighted average rate paid on deposits declined largely as a result of the repricing of certain money market accounts at the beginning of 2011, and the average cost of borrowing was reduced because of the restructuring of $25 million of convertible advances in the first quarter of 2011, and the fact that short-term FHLB advances were used as a temporary source of funds during the third quarter of 2011 at a very low cost.  This was done in anticipation of the acquisition of the deposits in the Midlothian branch in October 2011.

Net interest income was $19.3 million for the nine months ended September 30, 2011, compared to $18.8 million for the first nine months of 2010. The increase resulted in spite of a decline in average earning assets as average loan balances increased $6.0 million, but the average balance of lower yielding investment securities and other earning assets declined by $24.8 million. The accretion of the discount on the Greater Atlantic Bank loan portfolio amounted to $1.5 million in nine months ended September 30, 2011, compared to $2.1 million in the first nine months of 2010. The net interest margin was 4.85% in the nine months ended September 30, 2011, up from 4.57% in the same period last year.  The improvement in the net interest margin was due to the factors mentioned above in the discussion of the third quarters of 2011 and 2010.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Quarters Ended
	9/30/2011			9/30/2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$481,916	$7,871	6.48%	$466,284	$7,578	6.45%
Investment securities	50,018	457	3.65%	67,396	630	3.74%
Other earning assets	11,370	66	2.30%	17,716	47	1.05%

Total earning assets	543,304	8,394	6.13%	551,396	8,255	5.94%
Allowance for loan losses	(6,544)			(5,889)
Total non-earning assets	72,462			69,890
Total assets	$609,222			$615,397

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$15,578	11	0.27%	$15,482	10	0.27%
Money market accounts	141,580	305	0.85%	169,019	730	1.71%
Savings accounts	6,092	9	0.58%	5,087	9	0.67%
Time deposits	228,414	893	1.55%	234,368	1,076	1.82%
Total interest-bearing deposits	391,664	1,217	1.23%	423,956	1,825	1.71%
Borrowings	81,616	272	1.32%	58,280	343	2.33%
Total interest-bearing liabilities	473,280	1,489	1.25%	482,236	2,168	1.78%
Noninterest-bearing liabilities:
Demand deposits	30,766			30,178
Other liabilities	2,361			2,755
Total liabilities	506,407			515,169
Stockholders’ equity	102,815			100,228
Total liabilities and stockholders’ equity	$609,222			$615,397
Net interest income		$6,905			$6,087
Interest rate spread			4.88%			4.16%
Net interest margin			5.04%			4.38%

(1)  Includes loan fees in both interest income and the calculation of the yield on loans.
(2)  Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest
	Analysis For the Nine Months Ended
	9/30/2011			9/30/2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$468,425	$22,202	6.34%	$462,451	$23,021	6.66%
Investment securities	51,998	1,495	3.83%	71,358	2,048	3.83%
Other earning assets	10,676	169	2.12%	16,141	138	1.14%

Total earning assets	531,099	23,866	6.01%	549,950	25,207	6.13%
Allowance for loan losses	(6,154)			(5,667)
Total non-earning assets	70,334			70,138
Total assets	$595,279			$614,421

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$15,560	31	0.27%	$15,408	33	0.29%
Money market accounts	148,272	989	0.89%	162,349	2,069	1.70%
Savings accounts	5,874	26	0.60%	4,931	25	0.68%
Time deposits	225,999	2,697	1.60%	239,362	3,291	1.84%
Total interest-bearing deposits	395,705	3,744	1.26%	422,050	5,418	1.72%
Borrowings	64,563	857	1.77%	56,297	1,001	2.38%
Total interest-bearing liabilities	460,268	4,601	1.34%	478,347	6,419	1.79%
Noninterest-bearing liabilities:
Demand deposits	31,347			31,631
Other liabilities	2,249			5,340
Total liabilities	493,864			515,318
Stockholders’ equity	101,415			99,103
Total liabilities and stockholders’ equity	$595,279			$614,421
Net interest income		$19,265			$18,788
Interest rate spread			4.67%			4.34%
Net interest margin			4.85%			4.57%

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

The provision for loan losses in the third quarter of 2011 was $1.6 million compared to $1.0 million in the third quarter of 2010. For the nine months ended September 30, 2011, the provision for loan losses was $5.1 million compared to $3.8 million for the same period last year.

Net charge-offs during the third quarter of 2011 were $1.5 million as credit quality continued to be a challenge for our loan portfolio. Third quarter charge-offs related primarily to a group credit comprised of commercial and industrial (“C&I”) loans previously on non-accrual as well as a farm loan, both written down to current appraised values. Net charge-offs during the third quarter of 2010 were $943 thousand.

Net charge offs during the nine months ended September 30, 2011 were $4.7 million compared to $3.4 million during the first nine months of 2010.

Noninterest Income

The following table presents the major categories of noninterest income for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended
	September 30,
	2011	2010	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$218	$210	$8
Income from bank-owned life insurance	129	140	(11)
Net loss on other real estate owned	-	(435)	435
Gain on sales of securities available for sale	-	142	(142)
Net impairment losses recognized in earnings	(43)	(127)	84
Other	62	20	42
Total noninterest income (loss)	$366	$(50)	$416

	For the Nine Months Ended
	September 30,
	2011	2010	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$636	$686	$(50)
Income from bank-owned life insurance	1,196	416	780
Net loss on other real estate owned	(147)	(396)	249
Gain on sales of securities available for sale	-	142	(142)
Net impairment losses recognized in earnings	(113)	(137)	24
Other	151	314	(163)
Total noninterest income	$1,723	$1,025	$698

During the third quarter of 2011 Sonabank had noninterest income of $366 thousand compared to a noninterest loss of $50 thousand during the third quarter of 2010. The third quarter of 2010 loss was primarily attributable to a loss of $460 thousand on the expedited sale of the commercial real estate property we foreclosed on in the second quarter of 2010.

Noninterest income increased to $1.7 million during the first nine months of 2011 from $1.0 million during the first nine months of 2010.  The increase was largely attributable to an $800 thousand insurance benefit resulting from the death of an officer covered by bank-owned life insurance in the second quarter of 2011. This was partially offset by a decrease of $171 thousand in fees on letters of credit related to a short-term letter of credit which expired in June 2010.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended
	September 30,
	2011	2010	Change
	(dollars in thousands)
Salaries and benefits	$1,759	$1,634	$125
Occupancy expenses	573	520	53
Furniture and equipment expenses	140	142	(2)
Amortization of core deposit intangible	230	236	(6)
Virginia franchise tax expense	171	184	(13)
FDIC assessment	125	139	(14)
Data processing expense	126	139	(13)
Telephone and communication expense	101	100	1
Change in FDIC indemnification asset	(140)	(193)	53
Other operating expenses	695	489	206
Total noninterest expense	$3,780	$3,390	$390

	For the Nine Months Ended
	September 30,
	2011	2010	Change
	(dollars in thousands)
Salaries and benefits	$5,066	$4,798	$268
Occupancy expenses	1,667	1,589	78
Furniture and equipment expenses	406	447	(41)
Amortization of core deposit intangible	690	708	(18)
Virginia franchise tax expense	514	551	(37)
FDIC assessment	397	540	(143)
Data processing expense	400	453	(53)
Telephone and communication expense	289	320	(31)
Change in FDIC indemnification asset	(490)	457	(947)
Other operating expenses	1,788	1,531	257
Total noninterest expense	$10,727	$11,394	$(667)

Noninterest expenses were $3.8 million and $10.7 million during the third quarter and the first nine months of 2011, respectively, compared to $3.4 million and $11.4 million during the same periods in 2010. During the quarter and nine months ended September 30, 2011, there was accretion of the FDIC indemnification asset of $140 thousand and $490 thousand, respectively.  During the third quarter of 2010 the accretion was $193 thousand, and during the nine months ended September 30, 2010, the accretion was more than offset by recoveries from the FDIC which reduced the indemnification asset. Legal expense increased by $143 thousand and $235 thousand for the quarter and nine months ended September 30, 2011, compared to the same periods last year.

The efficiency ratio was 52.50% during the nine months ended September 30, 2011, compared to 56.39% during the same period the prior year.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets of Southern National Bancorp of Virginia were $605.4 million as of September 30, 2011 compared to $590.8 million as of December 31, 2010.  Net loans receivable increased from $453.8 million at the end of 2010 to $470.8 million at September 30, 2011. Within that total, covered loans declined by $11.7 million while the non-covered loan portfolio increased by $29.2 million. At the end of the third quarter our pipeline was very strong. We expect to see loan growth as the loans in the pipeline close.

Total deposits were $408.0 million at September 30, 2011 compared to $431.0 million at December 31, 2010. Certificates of deposit increased $7.6 million during the first nine months of 2011.  This was offset by a decrease in money market accounts of $29.1 million during the nine months ended September 30, 2011.  We had paid rates in excess of market on large money market accounts for former Greater Atlantic Bank customers to retain them during 2010, and as of the beginning of 2011, we reduced those rates.  Brokered certificates of deposit have decreased from $27.0 million at December 31, 2010, to $7.0 million as of September 30, 2011.  Noninterest-bearing deposits were $31.8 million at September 30, 2011 and $34.5 million at December 31, 2010.

Loan Portfolio

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.” As information and other developments warrant, we reassess our anticipated recoveries from the FDIC on the covered loans and adjust the carrying value of the FDIC indemnification asset.

The following table summarizes the composition of our loan portfolio as of September 30, 2011 and December 31, 2010:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans	Loans	Loans	Loans	Loans	Loans
	September 30, 2011			December 31, 2010
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,576	$93,084	$97,660	$5,246	$81,487	$86,733
Commercial real estate - non-owner-occupied	10,311	97,200	107,511	13,898	76,068	89,966
Secured by farmland	-	3,147	3,147	-	3,522	3,522
Construction and land loans	813	34,641	35,454	1,098	39,480	40,578
Residential 1-4 family	26,663	50,580	77,243	29,935	58,900	88,835
Multi- family residential	547	18,681	19,228	563	19,177	19,740
Home equity lines of credit	36,816	8,973	45,789	40,287	10,532	50,819
Total real estate loans	79,726	306,306	386,032	91,027	289,166	380,193

Commercial loans	552	89,154	89,706	998	76,644	77,642
Consumer loans	120	1,959	2,079	146	2,010	2,156
Gross loans	80,398	397,419	477,817	92,171	367,820	459,991

Less deferred fees on loans	-	(925)	(925)	-	(554)	(554)
Loans, net of unearned income	$80,398	$396,494	$476,892	$92,171	$367,266	$459,437

As of September 30, 2011 and December 31, 2010, substantially all of our loans were to customers located in Virginia and Maryland.  We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

The current outstanding balance for home equity lines of credit at September 30, 2011 was $45.8 million.  The available commitment at this date was $68.3 million, for a total exposure to loss for these loans of $114.1 million.

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

Non-covered Loans and Assets

Non-covered loans identified as impaired totaled $30.5 million with allocated allowance for loan losses in the amount of $1.6 million as of September 30, 2011, including $4.0 million of nonaccrual loans and $1.1 million of restructured loans. This compares to $21.8 million of impaired loans with allocated allowance for loan losses in the amount of $446 thousand at December 31, 2010, including $9.6 million of nonaccrual loans and $6.6 million of restructured loans. The nonaccrual loans included SBA guaranteed amounts of $1.5 million and $1.4 million at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011 and December 31, 2010, there were no loans past due 90 days or more and accruing interest.

Non-covered nonperforming assets increased from $13.5 million at December 31, 2010 to $16.5 million at September 30, 2011.

As of September 30, 2011 OREO was comprised of the previously reported Culpeper property in the amount of $2.8 million, the Kluge properties, an estate in Charlottesville and two small commercial properties in Charlottesville. All of the properties are being actively marketed, but we have found very limited, reasonable and serious interest from potential buyers. Non-covered OREO at September 30, 2011 was $12.5 million compared to $3.9 million at December 31, 2010.

Sonabank has an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans.  The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at September 30, 2011.

The following table sets forth selected asset quality ratios as of the dates indicated:

	As of
	September 30,	December 31,
	2011	2010

Allowance for loan losses to total non-covered loans	1.54%	1.52%
Non-covered nonperforming assets to total non-covered assets	3.33%	2.71%
Non-covered nonperforming assets excluding SBA guaranteed loans to total non-covered assets	2.86%	2.43%

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

At September 30, 2011, we had one restructured loan in the amount of $1.1 million with a borrower who experienced deterioration in financial condition.  This loan restructuring was negotiated prior to 2011. The loan was included in impaired loans. The loan was granted interest rate deferrals to provide cash flow relief to the customer experiencing cash flow difficulties.  There were no concessions made to forgive principal or interest relative to this loan.  Management believes this loan is well secured and the borrower has the ability to repay the loan in accordance with the renegotiated terms.  As such, this restructured loan was on accrual status at the balance sheet date as payments were being made according to the restructured loan terms.  This loan has not had a partial charge-off.  We continue to report restructured loans as restructured until such time as the loan has developed a reasonable repayment history, the borrower displays the financial capacity to repay, and the loan terms return to the terms in place prior to the restructure.  If the customer fails to perform, we place the loan on non-accrual status and seek to liquidate the underlying collateral for these loans.  Changes in value for impairment, including the amount attributed to the passage of time, are recorded entirely within the provision for loans losses.

We consider a troubled debt restructuring to be a restructuring of a loan in which we grant a concession for legal or economic reasons related to the debtor’s financial difficulties.

Covered Loans and Assets

Covered loans identified as impaired totaled $4.2 million as of September 30, 2011 and $3.5 million at December 31, 2010. Nonaccrual loans were $3.2 million and $2.0 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 there were no loans past due 90 days or more and accruing interest, and at December 31, 2010, there were loans past due 90 days or more and accruing interest in the amount of $234 thousand.

Securities

Investment securities, available for sale and held to maturity, were $48.8 million at September 30, 2011 and $56.0 million at December 31, 2010.

As of September 30, 2011 our pooled trust preferred securities included:

										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
							(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$7,126	$6,385	$3,811	$100,400	$307
MMCF II B	Senior Sub	A3	AA-	Baa2	BB	493	455	476	34,000	38
MMCF III B	Senior Sub	A3	A-	Ba1	CC	652	638	476	34,000	13
						8,271	7,478	4,763		$358

										Cumulative	Cumulative
										Other Comprehensive	OTTI Related to
										Loss (2)	Credit Loss (2)
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	383	383	134,100	763	$354
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,074	128	282	155,705	1,367	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,032	-	32	218,750	-	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,053	133	87	111,682	446	474
ALESCO V C1	Mezzanine	A2	A	C	C	2,093	463	441	85,000	969	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,123	29	258	266,100	535	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,079	115	437	82,400	784	1,180
						13,954	1,251	1,920		$4,864	$7,839

Total						$22,225	$8,729	$6,683

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

Each of these securities has been evaluated for other than temporary impairment.  In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

●	.5% of the remaining performing collateral will default or defer per annum.
●	Recoveries ranging from 25% to 47% with a two year lag on all defaults and deferrals.
●	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
●
Additionally banks with assets over $15 billion will no longer be allowed to count down streamed trust preferred proceeds as Tier 1 capital (although it will still be counted as Tier 2 capital). That will incent the large banks to prepay their trust preferred securities if they can or if it is economically desirable. As a consequence, we have projected in all of our pools that 25% of the collateral issued by banks with assets over $15 billion will prepay in 2013.

●	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is more likely than not that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of September 30, 2011, except for the Tpref Funding II security.

The application of these assumptions resulted in OTTI charges related to credit on one of the trust preferred securities in the amount of $43 thousand during the quarter ended September 30, 2011, compared to no OTTI charges related to credit on the trust preferred securities for the quarter ended September 30, 2010.  This trust preferred security (Tpref Funding II) had a book value and a fair value of $383 thousand at September 30, 2011.

We also own $1.0 million of SARM 2005-22 1A2. This residential collateralized mortgage obligation was originally rated AAA by Standard and Poors. After a series of downgrades, this security has been other than temporarily impaired in past reporting periods. For the third quarter of 2011 and based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support it has been determined that no OTTI charge for credit was required for the quarter ended September 30, 2011.  The assumptions used in the analysis included a 4.6% prepayment speed, 13% default rate, a 48% loss severity and an accounting yield of 2.53%.  We recorded OTTI charges for credit on this security of $127 thousand in the third quarter of 2010.

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

During the three months ended September 30, 2011, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 2011, we had $106.5 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $620 thousand at September 30, 2011. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
SNBV
Tier 1 risk-based capital ratio	$94,962	20.62%	$18,424	4.00%	$27,636	6.00%
Total risk-based capital ratio	100,700	21.86%	36,848	8.00%	46,060	10.00%
Leverage ratio	94,962	15.89%	23,898	4.00%	29,873	5.00%
Sonabank
Tier 1 risk-based capital ratio	$91,447	19.86%	$18,415	4.00%	$27,622	6.00%
Total risk-based capital ratio	97,182	21.11%	36,830	8.00%	46,037	10.00%
Leverage ratio	91,447	15.31%	23,898	4.00%	29,873	5.00%

December 31, 2010
SNBV
Tier 1 risk-based capital ratio	$90,214	20.52%	$17,585	4.00%	$26,377	6.00%
Total risk-based capital ratio	95,689	21.77%	35,169	8.00%	43,961	10.00%
Leverage ratio	90,214	15.23%	23,701	4.00%	29,626	5.00%
Sonabank
Tier 1 risk-based capital ratio	$86,757	19.74%	$17,580	4.00%	$26,370	6.00%
Total risk-based capital ratio	92,231	20.99%	35,160	8.00%	43,950	10.00%
Leverage ratio	86,757	14.64%	23,701	4.00%	29,626	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of September 30, 2011 and (plus or minus 300 basis points, measured in 100 basis point increments) as of December 31, 2010, and all changes are within our ALM Policy guidelines:

	Sensitivity of Market Value of Portfolio Equity
	As of September 30, 2011

				Market Value of
Change in	Market Value of Portfolio Equity			Portfolio Equity as a % of
Interest Rates					Portfolio
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$93,971	$(6,000)	-6.00%	15.52%	91.17%
Up 300	95,416	(4,555)	-4.56%	15.76%	92.58%
Up 200	97,663	(2,308)	-2.31%	16.13%	94.76%
Up 100	98,700	(1,271)	-1.27%	16.30%	95.76%
Base	99,971	-	0.00%	16.51%	97.00%
Down 100	95,908	(4,063)	-4.06%	15.84%	93.05%
Down 200	94,003	(5,968)	-5.97%	15.53%	91.21%

	Sensitivity of Market Value of Portfolio Equity
		As of December 31, 2010

				Market Value of
Change in	Market Value of Portfolio Equity			Portfolio Equity as a % of
Interest Rates					Portfolio
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
		(Dollar amounts in thousands)

Up 300	$99,642	$(1,643)	-1.62%	16.86%	100.20%
Up 200	100,576	(709)	-0.70%	17.01%	101.14%
Up 100	100,578	(707)	-0.70%	17.01%	101.14%
Base	101,285	-	0.00%	17.13%	101.85%
Down 100	97,672	(3,613)	-3.57%	16.52%	98.22%
Down 200	93,048	(8,237)	-8.13%	15.74%	93.57%
Down 300	90,390	(10,895)	-10.76%	15.29%	90.90%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2011 and December 31, 2010 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

		Sensitivity of Net Interest Income
		As of September 30, 2011

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$28,194	$2,135	5.14%	0.38%
Up 300	27,640	1,581	5.04%	0.28%
Up 200	27,116	1,057	4.95%	0.19%
Up 100	26,500	441	4.84%	0.08%
Base	26,059	-	4.76%	0.00%
Down 100	26,379	320	4.82%	0.06%
Down 200	26,362	303	4.81%	0.05%

	Sensitivity of Net Interest Income
	As of December 31, 2010

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 300	$27,668	$3,361	5.09%	0.61%
Up 200	26,466	$2,159	4.87%	0.39%
Up 100	25,193	$886	4.64%	0.16%
Base	24,307	$-	4.48%	0.00%
Down 100	24,670	$363	4.55%	0.07%
Down 200	24,676	$369	4.55%	0.07%
Down 300	24,747	$440	4.56%	0.08%

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

(b)  Changes in Internal Control over Financial Reporting.  Other than the remediation of the material weakness related to the misidentification of a subsequent event described in our Annual Report on Form 10-K for the year ended December 31, 2010, there have been no other changes in SNBV’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, SNBV’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

SNBV and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  Sonabank is a party to one small lawsuit considered to be in the ordinary course of business.  There are no other proceedings pending, or to management’s knowledge, threatened, against SNBV or Sonabank as of September 30, 2011.

ITEM 1A – RISK FACTORS

As of September 30, 2011 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2010.

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
101
The following information from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

November 9, 2011	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

November 9, 2011	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer