Form 10-K
period 2011-12-31
Southern National Bancorp of Virginia Inc
filed 2012-04-17
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33037

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	20-1417448 (I.R.S. Employee Identification No.)

6830 Old Dominion Drive
McLean, Virginia 22101
(Address or principal executive offices)  (Zip code)

(703) 893-7400
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐                        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b – 2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐                         Accelerated filer   ☒                        Smaller reporting company   ☐

Non-accelerated filer    ☐   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐                                No    ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $71,292,223 based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of April 12, 2012 was 11,590,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act or 1934 in conjunction with the registrant’s 2012 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Annual Report on Form 10-K.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-K
INDEX

		Page

	PART I

Item 1.	Business	6
Item 1A.	Risk Factors	32
Item 1B.	Unresolved Staff Comments	47
Item 2.	Properties	48
Item 3.	Legal Proceedings	49
Item 4.	Mine Safety Disclosures	49
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	49
Item 6.	Selected Financial Data	53
Item 7.	Management’s Discussion and Analysis
	Of Financial Condition and Results of Operations	54
Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	79
Item 8.	Financial Statements and
	Supplementary Data	80
Item 9.	Changes in and Disagreements with
	Accountants on Accounting and
	Financial Disclosure	132
Item 9A.	Controls and Procedures	132
Item 9B.	Other Information	135
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	136
Item 11.	Executive Compensation	136
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related Stockholder Matters	136
Item 13.	Certain Relationships and RelatedTransactions, and
	Director Independence	136
Item 14.	Principal Accounting Fees and Services	136

PART IV

Item 15.	Exhibits and Financial Statement Schedules	137

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements about future expectations, activities and events that constitute forward-looking statements within the meaning of, and subject to the protection of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor provided by the same. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. The words “believe,” “may,”  “forecast,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K, factors that could contribute to those differences include, but are not limited to:

●	our limited operating history;
●	the effects of future economic, business and market conditions and changes, domestic and foreign;
●
changes in the local economies in our market areas adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

●	changes in the availability of funds resulting in increased costs or reduced liquidity;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;
●	impairment concerns and risks related to our investment portfolio of collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities;
●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for loan losses;
●
our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;

●
changes in governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System, or changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with lending activities;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

●	our ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes; and
●
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, including those associated with the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;

●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●
the risk that our deferred tax assets could be reduced if future taxable income  is less than currently estimated, if corporate tax rates in the future are less than current rates,  or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes; and

●
other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

PART I

Item 1. – Business

Overview

Southern National Bancorp of Virginia, Inc. (“Southern National”, “we” or “our”) is the bank holding company for Sonabank (“Sonabank” or the “Bank”), a Virginia state chartered bank which commenced operations on April 14, 2005. Sonabank conducts full-service community banking operations from locations in Fairfax County (Reston, McLean and Fairfax), Charlottesville, Warrenton, Middleburg, Leesburg, New Market, Front Royal, South Riding, Richmond and Clifton Forge, Virginia and in Rockville, Maryland and maintains loan production offices in Richmond, Charlottesville, Warrenton and Fredericksburg. As of December 31, 2011, we reported, on a consolidated basis, total assets of $611.4 million, total loans, net of deferred fees, of $491.8 million, total deposits of $461.1 million and shareholders’ equity of $99.1 million.

While we offer a wide range of commercial banking services, we focus on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes. We are a leading Small Business Administration (SBA) lender among Virginia community banks. We also invest in real estate-related securities, including collateralized mortgage obligations and agency mortgage backed securities. Our principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. We offer a broad range of deposit products, including checking (NOW), savings, money market accounts and certificates of deposit. We actively pursue business relationships by utilizing the business contacts of our directors, senior management and other bank officers, thereby capitalizing on our knowledge of our local market areas.

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

Southern National filed a Form 8-K on February 7, 2012, disclosing that it will restate its financial statements for the year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.  In December 2009, we acquired Greater Atlantic Bank from the FDIC.  We have identified errors in the purchase accounting related to that acquisition.  The most significant adjustment involves the initial estimate of the FDIC indemnification asset.  We engaged an outside vendor to calculate the estimated fair value of the indemnification asset.  Recently, we retained another vendor to assist with the evaluation and accounting for the  indemnification asset going forward, and the error was discovered. The restatement resulted in the reversal of the entire gain of $11.2 million recognized during the fourth quarter of 2009.  All 2009 and 2010 amounts set forth in this Annual Report on Form 10-K, as applicable, reflect the restatement of previously issued financial statements.

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

On October 1, 2011, we completed the acquisition of the Midlothian Branch of the Bank of Hampton Roads.  We assumed deposits in the amount of $42.2 million.

We primarily market our products and services to small and medium-sized businesses and to retail consumers. Our strategy is to provide superior service through our employees, who are relationship-oriented and committed to their respective customers. Through this strategy, we intend to grow our business, expand our customer base and improve our profitability. The key elements of our strategy are to:

●
Utilize the Strength of our Management Team. The experience and market knowledge of our management team is one of our greatest strengths and competitive advantages. Our chairman, Georgia S. Derrico, was the founder, chairman of the board and chief executive officer, and our president, R. Roderick Porter, was the president and chief operating officer, of Southern Financial Bancorp, Inc., a publicly traded bank holding company. At the time of its sale to Provident Bankshares, Inc. in April of 2004, Southern Financial had $1.5 billion in assets and operated 34 full-service banking offices of Southern Financial Bank, which was founded in Fairfax County and subsequently expanded into Central and Southern Virginia. Including the members of our current senior management team, 35 of our employees previously worked with our chairman and president at Southern Financial Bank.

●
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

●
Continue to Pursue Selective Acquisition Opportunities. Historically, acquisitions have been a key part of our growth. Since our formation, we have completed the acquisition of the Midlothian Branch in Richmond, Virginia on October 1, 2011, the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009, the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge branch of First Community Bancorp, Inc. in December of 2005. We intend to continue to review branch and whole bank acquisition opportunities, including possible acquisitions of failed financial institutions in FDIC assisted transactions, and will pursue these opportunities if they represent the most efficient use of our capital under the circumstances. We believe that we have demonstrated that we have the skill set and experience to acquire and integrate successfully both bank and branch acquisitions, and that with the strong capital position we have, we are well-positioned to take advantage of acquisition opportunities as they may arise. We intend to focus on targets in our market areas or other attractive areas with significant core deposits and/or a potential customer base compatible with our growth strategy.

●	De novo branch expansion. In addition to our acquisition strategy, we plan to open de novo branches from time to time to fill in our existing footprint as we did in Middleburg in 2011.
●
Focus on the Business Owner. It is our goal to be the bank that business owners in our markets turn to first for commercial banking needs as a result of our superior personal service and the tailored products and services that we provide. To help achieve this goal, we:

o
have a standing credit committee that meets as often as necessary on a “when needed” basis to review completed loan applications, making extensive use of technology to facilitate our internal communications and thereby enabling us to respond to our customers promptly;

o
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

o
provide Internet business banking at www.sonabank.com which allows our business customers 24-hour web-based access to their accounts so they can confirm or transfer balances, pay bills, download statements and use our “Web Lockbox” or “Sona Cash Manager;”

o
provide our business customers with “Sona In-House,” a service that utilizes Check 21 technology to allow customers to make remote deposits from their business locations and gives them access to those funds within 24 to 48 hours; and

o
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

●
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

●
Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures in an effort to ensure that, despite the growth in our loan portfolio, we strive to maintain strong asset quality.

●
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

Available Information

Southern National files annual, quarterly and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”).  These reports are posted and are available at no cost on our website, www.sonabank.com, through the Investor Relations link, as soon as reasonably practicable after we file such documents with the SEC.  Our filings are also available through the SEC’s website at www.sec.gov.

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

The following is a discussion of each of the major types of lending:

Commercial Real Estate Lending

Permanent. Commercial real estate lending includes loans for permanent financing. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is strong. At December 31, 2011, our commercial real estate loans for permanent financing including multi-family residential loans and loans secured by farmland totaled $237.3 million, of which $16.7 million was acquired in the Greater Atlantic transaction.

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

Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2011, we had $42.4 million of construction, land and development loans, of which $2.9 million was acquired in the Greater Atlantic transaction.

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

Commercial Business Lending

These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2011, our commercial business loans totaled $92.1 million, of which $2.1 million was acquired in the Greater Atlantic transaction.

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

Residential Mortgage Lending

Permanent. Our business model generally does not include making permanent residential mortgage loans.  We do it only on a case-by-case basis. In the case of conventional loans, we typically lend up to 80% of the appraised value of single-family residences and require mortgage insurance for loans exceeding that amount. We have no sub-prime loans. Substantially all of the residential mortgage loans were acquired in previous acquisitions.

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

Home Equity Lines of Credit.  Sonabank rarely originates home equity lines of credit.  At December 31, 2011, we had outstanding balances totaling $44.5 million, of which $35.4 million were acquired in the Greater Atlantic transaction.

Consumer Lending

To a limited extent, we offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of his gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2011, we had $2.0 million of consumer loans.

Credit Approval and Collection Policies

Because future loan losses are so closely intertwined with our underwriting policy, we have instituted what management believes is a stringent loan underwriting policy. Our underwriting guidelines are tailored for particular credit types, including lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, real estate loans, SBA loans, stand-by letters of credit and unsecured loans. We will make extensions of credit based, among other factors, on the potential borrower’s creditworthiness, likelihood of repayment and proximity to market areas served.

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

In addition to approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one senior or one executive member must approve all loans in the amount of $100,000 or more. All three of the executive members of the committee must approve all loans of $1 million or more. Regardless of the number of approvals needed, we encourage each member not to rely on another member’s approval as a basis for approval and to treat his approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is limited to 15% of our unimpaired capital and surplus. We have an internal guidance line of 75% to 80% of the legal lending limit.  As of December 31, 2011, our legal lending limit was approximately $13.8 million. Our largest group credit as of December 31, 2011, was approximately $13.0 million.

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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned account until it is sold. These assets are carried at fair value net of estimated selling costs. To the extent there is a decline in value, that amount is charged to operating expense. At December 31, 2011, we had other real estate owned totaling $14.3 million, of which $636 thousand, net of discount, resulted from foreclosures on loans that were acquired in the Greater Atlantic transaction.

Special Products and Services

To complement our array of loans, we also provide the following special products and services to our commercial customers:

Cash Management Services

Cash Management services are offered that enable the Bank’s business customer to maximize the efficiency of their cash management. Specific products offered in our cash management services program include the following:
●     Investment/sweep accounts
●     Wire Transfer services
●     Employer Services/Payroll processing services
●     Zero balance accounts
●     Night depository services
●     Lockbox services
●     Depository transfers
●     Merchant services (third party)
●     ACH originations
●     Business debit cards
●     Controlled disbursement accounts
●     SONA 24/7 (Check 21 processing)
●     Sonabank asset based lending (SABL)

Some of the products listed above are described in-depth below.

●           SONA 24/7/Check 21: SONA 24/7 is ideal for landlords, property managers, medical professionals, and any other businesses that accept checks. Sonabank is a market leader in banking technology, and has created SONA 24/7 to empower its business customers. Now the customers of Sonabank can have total control over how, when, and where their checks will be deposited. SONA 24/7 uses the new Check Truncation technology outlined by the “Check Clearing for the 21st Century Act”, passed in October 2004 (Check 21). This act allows banks to have a universal technique for processing checks. With Check Truncation, paper checks can now be converted to electronic images and processed between participating banks, vastly speeding up the check clearing process. SONA In-House passes on the benefits of Check Truncation directly to Sonabank’s business customers.

●           Lockbox Services: Sonabank will open a lockbox, retrieve and scan incoming checks, and deposit them directly into the customer’s account. The images of the checks will then be available to view online. This makes bookkeeping for the customer fast and easy, and because Sonabank is checking the lockbox daily, funds will often be available sooner. Big businesses have been using lockboxes for decades as a cash management tool. Sonabank makes this service cost effective for all small and medium sized businesses as well.

●           Employer Services: Sonabank will provide its business clients with software that allows them to generate ACH payroll transactions to their employees’ accounts.

●           SABL: Asset Based Lending is a form of “collateral-based” lending. It is a combination of secured lending and short-term business lending. It is a specialized form of financing that allows a bank’s commercial customers to pledge their working assets, typically inventory and account receivables as collateral to secure financing. Asset Based Lending borrowers are typically in the service, manufacturing or distribution fields.

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

●           Other Consumer/Retail Products and Services. Other products and services that are offered by the Bank are primarily directed toward the individual customer and include the following:
●	Debit cards
●	ATM services
●	Travelers Checks
●	Savings bonds
●	Notary service in some branches
●	Wire transfers
●	Telephone banking
●	Online banking with bill payment services
●	Credit Cards

Competition

The banking business is highly competitive, and our profitability depends principally on our ability to compete in the market areas in which our banking operations are located. We experience substantial competition in attracting and retaining savings deposits and in lending funds. The primary factors we encounter in competing for savings deposits are convenient office locations and rates offered. Direct competition for savings deposits comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. The primary factors we encounter in competing for loans include, among others, interest rate and loan origination fees and the range of services offered. Competition for origination of loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies. We have been able to compete effectively with other financial institutions by:

●     emphasizing customer service and technology;
●     establishing long-term customer relationships and building customer loyalty; and
●     providing products and services designed to address the specific needs of our customers.

Employees

At December 31, 2011, we had 112 full-time equivalent employees, five of whom were executive officers. Management considers its relations with its employees to be good. Neither we nor Sonabank are a party to any collective bargaining agreement.

SUPERVISION AND REGULATION

The business of Southern National and the Bank are subject to extensive regulation and supervision under federal banking laws and other federal and state laws and regulations, including primary oversight by the Board of Governors of the Federal Reserve System and secondary oversight by Virginia and possibly other authorities. In general, these laws and regulations are intended for the protection of the customers and depositors of the Bank and not for the protection of Southern National or its shareholders. Set forth below are brief descriptions of selected laws and regulations applicable to Southern National and the Bank. These descriptions are not intended to be a comprehensive description of all laws and regulations to which Southern National and the Bank are subject or to be complete descriptions of the laws and regulations discussed. The descriptions of statutory and regulatory provisions are qualified in their entirety by reference to the particular statutes and regulations. Changes in applicable statutes, regulations or regulatory policy may have a material effect on Southern National, the Bank and their business.

In addition to the system of regulation and supervision referenced above, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed in greater detail below, created the Consumer Financial Protection Bureau (the “Bureau”), a new federal regulatory body with broad authority to regulate the offering and provision of consumer financial products.  The Bureau officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the federal prudential banking regulators to the Bureau on that date.  The Dodd-Frank Act gives the Bureau authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws.  The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators.  However, the Bureau may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  The Bureau will also have supervisory and examination authority over certain nonbank institutions that offer consumer financial products.  The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the Bureau to identify additional institutions that will be subject to its jurisdiction.  Accordingly, the Bureau may participate in examinations of the Bank, and could supervise and examine other direct or indirect subsidiaries of Southern National that offer consumer financial products.

The earnings of the Bank and therefore of Southern National are affected by general economic conditions, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referenced above.  Additional changes to the laws and regulations applicable to us are frequently proposed at both the federal and state levels.  The regulatory framework under which we operate will change substantially over the next several years as the result of the enactment of the Dodd-Frank Act, which calls for a variety of mandatory and permissive rulemakings to implement its requirements.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies.

Federal Reserve Oversight, including the Bank Holding Company Act of 1956. Under the Bank Holding Company Act of 1956, as amended (“BHCA”), we are subject to periodic examination by the Federal Reserve Board (“FRB”) and required to file periodic reports regarding our operations and any additional information that the FRB may require. Our activities at the bank holding company level are limited to:

●	banking, managing or controlling banks;
●	furnishing services to or performing services for our bank subsidiary; and
●	engaging in other activities that the FRB has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the FRB has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser. In approving acquisitions of banking or nonbanking organizations or the addition of nonbanking activities, the FRB considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Southern National does not currently plan to perform any of these activities, but may do so in the future.

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

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized under the prompt-corrective-action provisions of the Federal Deposit Insurance Corporation Act of 1991 and well-managed under applicable FRB regulations and meet other conditions can elect to become “financial holding companies” and engage in certain activities that are not permissible for a bank holding company. As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the FRB determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the FRB, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Furthermore, if after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the FRB may order the company to divest its subsidiary bank or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company. Although Southern National has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, we may elect to do so in the future.

In addition, as a Federal Reserve Member bank, the Bank is also subject to primary oversight by the FRB, as well as secondary oversight by the Virginia Bureau of Financial Institutions and the Consumer Financial Protection Bureau. Notably, the discussions below are relevant to both Southern National and the Bank.

Bank Permitted Activities and Investments.  Under the Federal Deposit Insurance Act (“FDIA”), the activities and investments of state member banks are generally limited to those permissible for national banks, notwithstanding state law.  With appropriate regulatory approval, a member bank may engage in activities not permissible for a national bank if the appropriate bank regulator determines that the activity does not pose a significant risk to the Deposit Insurance Fund and that the bank meets its minimum capital requirements.

Dodd-Frank Wall Street Reform and Consumer Protection Act.  In July 2010, Congress enacted the Dodd-Frank Act regulatory reform legislation, which the President signed into law on July 21, 2010.  Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult for us to anticipate the overall financial impact to us or across the industry.  The Dodd-Frank Act broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things:

●	Create a new regulatory authority, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

●
Apply new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital, which, among other things, will require us to deduct all trust preferred securities issued on or after May 19, 2010 from our Tier 1 capital (existing trust preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009 are exempt from this requirement);

●	Broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period;

●
Permanently increase FDIC deposit insurance to $250,000 and provide unlimited FDIC deposit insurance beginning December 31, 2010 through December 31, 2012 for noninterest bearing demand transaction accounts at all insured depository institutions;

●
Permit banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state;

●	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

●
Require financial holding companies to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state;

●	Eliminate the ceiling on the size of the DIF and increase the floor of the size of the DIF;

●	Add new limitations on federal preemption;

●
Impose new prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund

●	Require that sponsors of asset-backed securities retain a percentage of the credit risk underlying the securities;

●
Requirement that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating creditworthiness;

●	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

●
Amend the Electronic Fund Transfer Act which, among other things, gave the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

●	Increase the authority of the FRB to examine us and our non-bank subsidiaries.

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices, or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others are subject to further study, rule- making, and the discretion of regulatory bodies. In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on our businesses or ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect our business, financial condition or results of operations.

The likelihood, timing, and scope of any such change and the impact any such change may have on us are impossible to determine with any certainty.  Also, additional changes to the laws and regulations applicable to us are frequently proposed at both the federal and state levels.  We cannot predict whether new legislation or regulations will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations.  Set forth below is a brief description of the significant federal and state laws and regulations to which we are currently subject.  These descriptions do not purport to be complete and are qualified in their entirety by reference to the particular statutory or regulatory provision.

Insurance of Deposits. Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and the Bank must pay deposit insurance assessments to the FDIC for such deposit insurance protection.  The FDIC maintains the DIF by designating a required reserve ratio.  If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the DIF will return to an acceptable level generally within 5 years.  The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors, including the degree of risk the institution poses to the DIF.

The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum designated reserve ratio (“DRR”) of 1.35 percent of estimated insured deposits, required that the fund reserve ratio reach 1.35 percent by September 30, 2020 and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments.  Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the Federal Deposit Insurance Act.

On February 7, 2011, the FDIC approved a final rule that amended its existing DIF restoration plan and implemented certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  This rule, which took effect April 1, 2011, changed the FDIC’s assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter. Under the February 7, 2011 final rule, the total base assessment rates will vary depending on the DIF reserve ratio.  For example, for banks in the best risk category, the total base assessment rate will be between 2.5 -and 9 basis points when the DIF reserve ratio is below 1.15 percent, between 1.5 and- 7 basis points when the DIF reserve ratio is between 1.15 percent and 2 percent, between 1 and- 6 basis points when the DIF reserve ratio is between 2 percent and 2.5 percent and between 0.5 and- 5 basis points when the DIF reserve ratio is 2.5 percent or higher.

Separately, in November 2009, the FDIC adopted a rule that required all insured institutions with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The assessment, which totaled $1.9 million for Southern National, was calculated by taking the institution’s actual September 30, 2009 assessment base and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012.  Each institution recorded the entire amount of its prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, each institution records an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted.  As of December 31, 2011, $678 thousand in prepaid assessments is included in other assets in the accompanying consolidated balance sheet.

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

Regulators may pursue an administrative action against any bank holding company or national bank which violates the law, engages in an unsafe or unsound banking practice or which is about to engage in an unsafe and unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken. Under the policies of the FRB, Southern National is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Southern National might not do so otherwise. Notably, the Dodd-Frank Act codified the FRB’s “source of strength” doctrine; this statutory change became effective in July 21, 2011. In addition to the foregoing requirements, the Dodd-Frank Act’s new provisions authorize the FRB to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations. As of March 27, 2012, the FRB and other federal banking regulators have not yet issued rules implementing this requirement, which are scheduled to be issued by July 21, 2012.

Capital Requirements. Each of the FRB and the FDIC has issued risk-based and leverage capital guidelines under a two-tier capital framework applicable to banking organizations that it supervises. Under the risk-based capital requirements, Southern National and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which generally consists of common shareholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance and unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to not less than 3% to not less than 4%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

●	the Total Risk-Based Capital ratio, which is the total of Tier 1 Risk-Based Capital and Tier 2 Capital;
●	the Tier 1 Risk-Based Capital ratio; and
●	the leverage ratio.

Under these regulations, a state bank will be:

●
“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

●
“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a leverage ratio of 4% or greater—or 3% in certain circumstances—and is not well capitalized;

●
“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8% or greater, a Tier 1 Risk-Based Capital ratio of less than 4%, or a leverage ratio of less than 4% (or 3% in certain circumstances);

●	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a leverage ratio of less than 3%; or
●	“critically undercapitalized” if its tangible equity is equal to or less than 2% of tangible assets.

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

Changes to Definition of Tier 1 Capital.

Under Section 171 of the Dodd-Frank Act trust preferred securities issued on or after May 19, 2010 no longer qualify as tier 1 capital. However, bank holding companies with assets of less than $15 billion (as of December 31, 2009) may continue to count trust preferred securities issued before May 19, 2010 towards their tier 1 capital. For bank holding companies with more than $15 billion, there is a three year phase out of tier 1 treatment for trust preferred securities issued before May 19, 2010 (from January 1, 2013 through January 1, 2016). Basel III also eliminates trust preferred securities from the definition of tier 1 capital, but calls for a 10 year phase out of this tier 1 capital qualification. However, Basel III has not yet been implemented by US regulators. The inconsistencies that exist between the Dodd-Frank Act and Basel III are expected to be addressed by regulators through future rulemakings.

Revisions to Capital Adequacy Requirements. The Dodd-Frank Wall Street Reform and Consumer Protection Act requires the FRB, the Office of the Comptroller of the Currency (“OCC”) and the FDIC to adopt regulations imposing a continuing “floor” of the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”) capital requirements in cases where the 2004 Basel Committee capital accord (“Basel II”) capital requirements and any changes in capital regulations resulting from Basel III (defined below) otherwise would permit lower requirements. In June of 2011, the FRB, the OCC and the FDIC issued a joint final rule to implement this requirement for institutions that satisfy certain asset thresholds or those that voluntarily apply the final rule.

On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. In June 2011, the Basel Committee issued a revised version of the rules that included a minor modification of the credit valuation adjustment (or the risk of loss caused by changes in the credit spread of a counterparty due to changes in its credit quality).  The U.S. banking agencies have yet to issue regulations implementing Basel III.. Notwithstanding its release of the Basel III framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally and systemically important financial institutions. In addition to Basel III, the Dodd-Frank Wall Street Reform and Consumer Protection Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III framework as published in December 2010 and modified in June 2011.

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

Proposed Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework will require banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III framework calls for the LCR to be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. However, these requirements have not yet been implemented by U.S. banking regulators. Thus, these new standards are subject to further rulemaking and their terms could change before implementation.

Prompt Corrective Action. Under Section 38 of the Federal Deposit Insurance Act (“FDIA”), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies (including the FRB and the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized bank as adequately capitalized and may require an adequately capitalized bank or an undercapitalized bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized bank as critically undercapitalized).

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

Payment of Dividends. Southern National is a legal entity separate and distinct from Sonabank. The principal sources of our cash flow, including cash flow to pay dividends to its stockholders, are dividends that Sonabank pays to its sole shareholder, Southern National. Statutory and regulatory limitations apply to Sonabank’s payment of dividends to us as well as to Southern National’s payment of dividends to its stockholders.

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

Under FRB policy, a bank holding company has historically been required to act as a source of financial strength to each of its banking subsidiaries. As described above in the discussion of “Safety and Soundness” requirements, the Dodd-Frank Act codifies this policy as a statutory requirement. Under this requirement, Southern National is expected to commit resources to support Sonabank, including at times when we may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

Capital adequacy requirements serve to limit the amount of dividends that may be paid by Sonabank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” The bank regulatory agencies may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

The ability of Southern National to pay dividends is also subject to the provisions of Virginia law. The payment of dividends by Southern National and Sonabank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

●
requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

●	consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;
●
for entities that furnish information to consumer reporting agencies (which would include Sonabank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

●	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the opt-out), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of Southern National is currently sharing consumer information with any other affiliate for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on us.

Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. For institutions with total assets of $1 billion or more, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

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

Virginia Law. Certain state corporation laws may have an anti-takeover affect. Virginia law restricts transactions between a Virginia corporation and its affiliates and potential acquirers. The following discussion summarizes the two Virginia statutes that may discourage an attempt to acquire control of Southern National.

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

These provisions were designed to deter certain takeovers of Virginia corporations. In addition, the statute provides that, by affirmative vote of a majority of the voting shares other than shares owned by any 10% shareholder, a corporation can adopt an amendment to its articles of incorporation or bylaws providing that the Affiliated Transactions provisions shall not apply to the corporation. Southern National “opted out” of the Affiliated Transactions provisions when it incorporated.

Virginia law also provides that shares acquired in a transaction that would cause the acquiring person’s voting strength to meet or exceed any of the three thresholds (20%, 33 1/3% or 50%) have no voting rights for those shares exceeding that threshold, unless granted by a majority vote of shares not owned by the acquiring person. This provision empowers an acquiring person to require the Virginia corporation to hold a special meeting of shareholders to consider the matter within 50 days of the request. Southern National also “opted out” of this provision at the time of its incorporation.

Federal Reserve Monetary Policy. The Bank will be directly affected by government monetary and fiscal policy and by regulatory measures affecting the banking industry and the economy in general. The actions of the FRB as the nation’s central bank can directly affect the money supply and, in general, affect the lending activities of banks by increasing or decreasing the cost and availability of funds. An important function of the FRB is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the FRB to implement this objective are open market operations in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future; however, the effects of the various FRB policies on our future business and earnings cannot be predicted.

Reserve Requirements. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2012, the first $11.5 million will be exempt from reserve requirements. A 3.0% reserve ratio will be assessed on net transaction accounts over $11.5 million to and including $71.0 million. A 10.0% reserve ratio will be applied to net transaction accounts in excess of $71.0 million. These percentages are subject to adjustment by the FRB.

Restrictions on Transactions with Affiliates and Insiders. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. In general, Section 23A imposes limits on the amount of such transactions to 10% of Sonabank’s capital stock and surplus and requires that such transactions be secured by designated amounts of specified collateral. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of Southern National or its subsidiaries. As of July 21, 2011, the Dodd-Frank Act eliminated the exclusion of transactions by a depository institution with its  financial subsidiary from the 10% of capital limit under Section 23A for all covered transactions entered into on or after July 21, 2010. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, which generally requires that certain transactions between Sonabank and its affiliates be on terms substantially the same, or at least as favorable to Sonabank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The FRB has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

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

Concentrated Commercial Real Estate Lending Regulations. In 2006, the federal banking agencies, including the FDIC, promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance sets forth parameters for risk management practices that are consistent with the level and nature of a financial institution’s commercial real estate lending portfolio. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment, review and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

In October 2009, the federal banking agencies issued additional guidance on commercial real estate lending that emphasizes these considerations and also supports prudent loan workouts for financial institutions working with commercial real estate borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties.

In addition, the Dodd-Frank Act contains provisions that may impact the Bank’s business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, that a loan originator or a securitizer of asset-backed securities retain a percentage of the credit risk of securitized assets. The banking agencies have jointly issued a proposed rule to implement these requirements but have yet to issue final rules.

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

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act and the Expedited Funds Availability Act require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibility for these and other consumer protection laws and regulations has, in large measure, transferred to the Bureau of Consumer Financial Protection (“Bureau”). The Bureau has republished the transferred regulations in a new section of the Code of Federal Regulations but has not yet made substantive changes to these rules. It is anticipated that the Bureau will be making substantive changes to a number of consumer protection regulations and associated disclosures in the near term.

The foregoing is only a brief summary of certain statutes, rules, and regulations that may affect Southern National and the Bank. Numerous other statutes and regulations also will have an impact on the operations of Southern National and the Bank. Supervision, regulation and examination of banks by the regulatory agencies are intended primarily for the protection of depositors, not shareholders.

Legislative Initiatives. In light of current conditions and the possibility of continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions.  From time to time, various legislative and regulatory initiatives are introduced in Congress and State Legislatures.  Such initiatives may change banking statutes and the operating environment for us and Sonabank in substantial and unpredictable ways. We cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of our operations or the operations of Sonabank. A change in statutes, regulations or regulatory policies applicable to us or Sonabank could have a material effect on the financial condition, results of operations or business of our company and Sonabank.

Incentive Compensation.  In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.  Also, on February 7, 2011, the FDIC proposed an interagency rule to implement certain incentive-based compensation requirements of the Dodd-Frank Act. Under the proposed rule, financial institutions with $1 billion or more in assets would be prohibited from offering incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material financial loss. Regulators have yet to issue final rules on the topic.

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

Enforcement Powers of Federal and State Banking Agencies.  The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject Southern National or the Bank and their subsidiaries, as well as officers, directors, and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above, the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The Virginia Bureau of Financial Institutions also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors and impose fines.

Future Regulatory Uncertainty. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. Southern National fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Item 1A.  Risk Factors

An investment in our common stock involves risks. The following is a description of the material risks and uncertainties that Southern National believes affect its business and an investment in the common stock. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of the risks described in this Annual Report on Form 10-K were to occur, our financial condition, results of operations and cash flows could be materially and adversely affected. If this were to happen, the value of the common stock could decline significantly and you could lose all or part of your investment.

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

A prolonged national economic recession or further deterioration of these conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following consequences:

●	increases in loan delinquencies;

●	increases in nonperforming assets and foreclosures;

●	decreases in demand for our products and services, which could adversely affect our liquidity position; and

●	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power.

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

We maintain an investment portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities. The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. During the year ended December 31, 2011, we incurred other-than-temporary impairment charges of $329 thousand pre-tax on two of our trust preferred securities holdings.  During the year ended December 31, 2010, we incurred other-than-temporary impairment charges of $288 thousand pre-tax on two of our trust preferred securities holdings and one collateralized mortgage obligation. During the year ended December 31, 2009, we incurred other-than-temporary impairment charges of $7.7 million pre-tax on seven of our trust preferred securities holdings and one collateralized mortgage obligation. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another entity. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. Examples of those events or circumstances include the following:

●	significant adverse changes in business climate;

●	significant changes in credit quality;

●	significant unanticipated loss of customers;

●	significant loss of deposits or loans; or

●	significant reductions in profitability.

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2011, our goodwill totaled $9.2 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

If our nonperforming assets increase, our earnings will suffer.

Southern National experienced a significant increase in non-covered nonperforming assets from December 31, 2009 to December 31, 2011, resulting in increases to our provision for loan losses.  At December 31, 2011, our non-covered nonperforming assets (which consist of nonaccrual loans, loans past due 90 days and accruing and other real estate owned (“OREO”)) totaled $18.2 million, or 4.29% of total non-covered loans and OREO, which is an increase of $4.7 million or 34.9% compared with non-covered nonperforming assets at December 31, 2010. At December 31, 2009, our non-covered non-performing assets were $8.5 million, or 2.42% of non-covered loans and OREO.

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

Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $398.8 million, or approximately 81.1% of our total loan portfolio, as of December 31, 2011. Total real estate loans covered under the FDIC loss sharing agreement amount to $80.4 million. The residential and commercial real estate sectors of the U.S. economy experienced an economic slowdown that has continued into 2010. Specifically, the values of residential and commercial real estate located in our market areas have declined, and these declines may continue in the future. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of operations.

Current market conditions include an over-supply of land, lots, and finished homes in many markets, including those where we do business. As of December 31, 2011, $119.1 million, or approximately 24.2% of our total loans, were secured by single-family residential real estate. This includes $74.6 million in residential 1-4 family loans and $44.5 million in home equity lines of credit. Total single-family residential real estate loans covered under the FDIC loss sharing agreement amount to $60.7 million. If housing markets in our market areas deteriorate, we may experience a further increase in nonperforming loans, provisions for loan losses and charge-offs. While it is difficult to predict how long these conditions will exist and which markets, products or other segments of our loan and securities portfolio might ultimately be affected, these factors could adversely affect our ability to grow our earning assets or affect our results of operations.

If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.

As of December 31, 2011, a significant portion of our loan portfolio was comprised of loans secured by commercial real estate. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, which we have seen and continue to experience, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio should the real estate market in Virginia and our market area maintain its depressed levels. A continued weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values decline further, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.

We are subject to risks related to our concentration of construction and land development and commercial real estate loans.

As of December 31, 2011, we had $42.4 million of construction loans, of which $2.9 million are covered loans under the FDIC loss sharing agreement. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

●	the viability of the contractor;

●	the value of the project being subject to successful completion;

●	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

●	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction loans which provides us with an additional source of repayment. As of December 31, 2011, we had non-covered nonperforming construction and development loans in the amount of $1.1 million and $4.6 million of non-covered assets that have been foreclosed. If one or more of our larger borrowers were to default on their construction and development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

As of December 31, 2011, we had $237.3 million of commercial real estate loans including multi-family residential loans and loans secured by farmland, of which $16.7 million is covered by the FDIC loss sharing agreement. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service. Federal bank regulatory authorities issued the Interagency Guidance on Concentrations in Commercial Real Estate Lending in December of 2006 to provide guidance regarding significant concentrations of commercial real estate loans within bank loan portfolios. The FDIC reiterated this guidance in a letter to financial institutions dated March 17, 2008 (FIL-22-2008) titled “Managing Commercial Real Estate Concentrations in a Challenging Environment” to remind banks that their risk management practices and capital levels should be commensurate with the level and nature of their commercial real estate concentration risk. In October 2009, the federal banking agencies issued additional guidance on commercial real estate lending that emphasizes these considerations and also supports prudent loan workouts for financial institutions working with commercial real estate borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. In addition, the Dodd-Frank Act contains provisions that may impact the Bank’s business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, that a loan originator or a securitizer of asset-backed securities retain a percentage of the credit risk of securitized assets. The banking agencies have jointly issued a proposed rule to implement these requirements but have yet to issue final rules.  Banks with higher levels of commercial real estate loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposures. Sonabank’s commercial real estate loans are below the thresholds identified as significant by the regulatory guidance. If there is deterioration in our commercial real estate portfolio or if regulatory authorities conclude that we have not implemented appropriate risk management policies and practices, it could adversely affect our business and result in a requirement of increased capital levels, and such capital may not be available at that time.

The benefits of our FDIC loss-sharing agreements may be reduced or eliminated.

In connection with Sonabank’s assumption of the banking operations of Greater Atlantic Bank, the Bank entered into the Agreement, which contains loss-sharing provisions. Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets (referred to herein as the “covered assets”), could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the Greater Atlantic Bank acquisition, we recorded a loss-sharing asset that reflects our estimate of the timing and amount of future losses we anticipate occurring in, and used to value, the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyzed the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

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

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss-sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The agreements contain specific, detailed and cumbersome compliance, servicing, notification and reporting requirements, and failure to comply with any of the requirements and guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2011, $82.6 million, or 13.5%, of our assets were covered by the FDIC loss-sharing agreements.
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

Sonabank relies on originating government guaranteed loans, in particular those guaranteed by the SBA. As of December 31, 2011, Sonabank had $45.2 million of SBA loans, $31.9 million of which is guaranteed and $13.3 million is non-guaranteed. Sonabank originated $34.9 million, $12.6 million and $17.7 million in SBA loans in the years ended December 31, 2011, 2010 and 2009, respectively. Sonabank sold the guaranteed portions of some of its SBA loans in the secondary market in 2011 and 2009 and intends to continue such sales, which are a source of non-interest income for Sonabank, when market conditions are favorable. We can provide no assurance that Sonabank will be able to continue originating these loans, that it will be able to sell the loans in the secondary market or that it will continue to realize premiums upon any sale of SBA loans.

SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on our business. Currently, the maximum limit on individual 7(a) loans which the SBA will permit is $5.0 million. Any reduction in this level could adversely affect the volume of our business. As of December 31, 2011, our SBA business constitutes 9.2% of our total loans. The periodic uncertainty of the SBA program relative to availability, amounts of funding and the waiver of associated fees creates greater risk for our business than do more stable aspects of our business.

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

We are subject to credit quality risks and our credit policies may not be sufficient to avoid losses.

We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay interest and principal amounts on their loans.  Although we maintain credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline.  If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information.  We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information.  Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.

If our allowance for loan losses is not adequate to cover actual loan losses, our earnings will decrease.

As a lender, we are exposed to the risk that our loan clients may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses to cover any probable inherent loan losses in the loan portfolio. In determining the size of the allowance, we rely on a periodic analysis of our loan portfolio, our historical loss experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect or if we experience significant loan losses, our current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. A material addition to the allowance for loan losses could cause our earnings to decrease. Due to the relatively unseasoned nature of our loan portfolio, we cannot assure you that we will not experience an increase in delinquencies and losses as these loans continue to mature.

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

We completed the acquisition of the Midlothian Branch in Richmond, Virginia on October 1, 2011, the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009, the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge branch of First Community Bancorp, Inc. in December of 2005. We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies such as the continuing need for infrastructure and personnel, the time and costs inherent in integrating a series of different operations and the ongoing expense of acquiring and staffing new banks or branches. We may not be able to expand our presence in our existing markets or successfully enter new markets and any expansion could adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. There can be no assurance of success or the availability of branch or bank acquisitions in the future.

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

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity.  Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company.  As a result, if you acquire our common stock, you may lose some or all of your investment.

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	actual or anticipated variations in quarterly results of operations;

●	recommendations by securities analysts;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	news reports relating to trends, concerns and other issues in the financial services industry;

●	perceptions in the marketplace regarding us and/or our competitors;

●	new technology used, or services offered, by competitors;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

●	changes in government regulations; and

●	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

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

On February 7, 2011, the FDIC approved a final rule that amended its existing DIF restoration plan and implemented certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  This rule, which took effect April 1, 2011, changed the FDIC’s assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter. Under the February 7, 2011 final rule, the total base assessment rates will vary depending on the DIF reserve ratio.  For example, for banks in the best risk category, the total base assessment rate will be between 2.5 and 9 basis points when the DIF reserve ratio is below 1.15 percent, between 1.5 and 7 basis points when the DIF reserve ratio is between 1.15 percent and 2 percent, between 1 and 6 basis points when the DIF reserve ratio is between 2 percent and 2.5 percent and between 0.5 and 5 basis points when the DIF reserve ratio is 2.5 percent or higher.  The new assessment rates were calculated for the quarter beginning April 1, 2011 and reflected in invoices for assessments due September 30, 2011.

For the year ended December 31, 2011, our FDIC insurance related costs were $522 thousand compared with $705 thousand and $755 thousand for the years ended December 31, 2010 and 2009. The FDIC insurance related costs for 2010 and 2009 included special assessments.  We are unable to predict the impact in future periods; including whether and when additional special assessments will occur, in the event the economic crisis continues.

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

Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington D.C., Charlottesville and Clifton Forge (Alleghany County), Front Royal, New Market, Richmond and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in our market areas. As of December 31, 2011, substantially all of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in this region slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability. In the last several years, economic conditions in our market area have declined and if this continues for a prolonged period of time, we would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital.

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

As of December 31, 2011, Sonabank exceeded the amounts required to be well capitalized with respect to all three required capital ratios. To be well capitalized, a bank must generally maintain a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. However, the Federal Reserve could require Sonabank to increase its capital levels. For example, regulators have recently required certain banking companies to maintain a leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. As of December 31, 2011, Sonabank’s leverage, Tier 1 risk-based capital and total risk-based capital ratios were 14.31%, 18.62% and 19.87%, respectively.

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

Sonabank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FDIC rules, if Sonabank ceases to be a well capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2011, we had $10.2 million of brokered deposits, which represented 2.2% of our total deposits.

We may become subject to increased regulatory capital requirements.

The capital requirements applicable to Southern National and the Bank are subject to change as a result of the Dodd-Frank Act, the international regulatory capital initiative known as Basel III and any other future government actions.  In particular, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that begins January 1, 2013.  Furthermore, Basel III also eliminates trust preferred securities from the definition of Tier 1 capital, but calls for a 10 year phase out of this Tier 1 capital qualification. However, Basel III has not yet been implemented by US regulators.  It is anticipated that the capital requirements for most bank and financial holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.  Complying with any higher capital requirements mandated by the Dodd-Frank Act and new capital standards brought about by Basel III implementation may affect our operations, including our asset portfolios and financial performance.

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

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act institutes a wide range of reforms that will have an impact on all financial institutions.  The Act includes, among other things, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and new requirements designed to protect consumers in financial transactions.  Many of these provisions are subject to rule making procedures and studies that will be conducted in the future and the full effects of the legislation on Southern National cannot yet be determined.  However, these provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require Southern National to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.

We currently intend to pay dividends on our common stock; however, our future ability to pay dividends is subject to restrictions.

We have not paid any dividends to our holders of common stock in the past, but we have declared the first cash dividend on our common stock in February 2012. There are a number of restrictions on our ability to pay dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

Severe weather, natural disasters, climate change, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, climate change, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, there can be no assurance of the effectiveness of such policies and procedures, and the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

We are subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to our performance of our fiduciary responsibilities.  Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, defending claims is costly and diverts management’s attention, and if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect our market perception and products and services as well as impact customer demand for those products and services.  Any financial liability or reputation damage could have a material adverse effect on our business, financial condition and results of operations.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems provided both internally and externally to conduct our business. Any failure, interruption or breach in security of these systems (such as a spike in transaction volume, a cyber-attack or other unforeseen events) could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures and service level agreements designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. While we maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems, However, we cannot assure that this policy would be sufficient to cover all related financial losses and damages should we experience any one or more of our or a third party’s systems failing or experiencing a cyber-attack.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, including remediation costs and increased protection costs, any of which could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Southern National does not have any unresolved staff comments to report for the year ended December 31, 2011.

Item 2. – Properties

The following table sets forth the date opened or acquired, ownership status and the total deposits, not including brokered deposits, for each of our banking locations, as of December 31, 2011:

	Date Opened	Owned or	Deposits
Location	or Acquired	Leased	(in thousands)
Home Office and Branch:
6830 Old Dominion Drive	December 2006	Leased	$44,832
McLean, Virginia 22101

Branch Offices:
511 Main Street	December 2005	Owned	$40,377
Clifton Forge, Virginia 24442

1770 Timberwood Boulevard	April 2005	Leased	$26,544
Charlottesville, Virginia 22911

11527 Sunrise Valley Drive	December 2006	Leased	$33,649
Reston, Virginia 20191

10855 Fairfax Boulevard	December 2006	Leased	$16,450
Fairfax, Virginia 22030

550 Broadview Avenue	April 2007	Leased	$29,232
Warrenton, Virginia 20186

1 East Market Street	April 2008	Leased	$21,800
Leesburg, Virginia 20176

11 Main Street	September 2009	Leased	$28,465
Warrenton, Virginia 20186

11834 Rockville Pike	December 2009	Leased	$64,822
Rockville, Maryland 20852

1 South Front Royal Avenue	December 2009	Owned	$45,844
Front Royal, Virginia 22630

9484 Congress Street	December 2009	Owned	$42,158
New Market, Virginia 22844

43086 Peacock Market Plaza	December 2009	Leased	$13,700
South Riding, Virginia 20152

	Date Opened	Owned or	Deposits
Location	or Acquired	Leased	(in thousands)
10 West Washington Street	May 2011	Leased	4,497
Middleburg, Virginia 20117

13804 Hull Street Road	October 2011	Owned	38,564
Midlothian, Virginia 23112

Loan Production Offices:
230 Court Square	March 2005	Leased	NA
Charlottesville, Virginia 22902

2217 Princess Anne Street	April 2005	Leased	NA
Fredericksburg, Virginia 22401

550 Broadview Avenue	September 2005	Leased	NA
Warrenton, Virginia 20186

Executive Offices:
1002 Wisconsin Avenue	April 2005	Leased	NA
Washington, D.C. 20007

Item 3. - Legal Proceedings

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  There are no other proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of December 31, 2011.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

On November 6, 2006, Southern National closed on the initial public offering of its common stock, $0.01 par value.  The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended on a Registration Statement (Registration No. 333-136285) that was declared effective by the Securities and Exchange Commission on October 31, 2006.  The shares of common stock were sold at a price to the public of $14.00 per share (equivalent to $12.73 after the stock dividend declared in May 2007).

Southern National completed a public offering of its common stock in an underwritten public offering. FIG Partners, LLC acted as the sole manager for the offering. Southern National closed on the offering on November 4, 2009, selling 4,791,665 shares of common stock, including 624,999 shares sold pursuant to an over-allotment option granted to the underwriter, at a price of $6.00 per share.  The gross proceeds from the shares sold were $28.7 million.  The net proceeds to Southern National from the offering were approximately $26.9 million after deducting $1.3 million in underwriting commission and an estimated $486 thousand in other expenses incurred in connection with the offering.

Southern National’s common stock is traded on the Nasdaq Global Market under the symbol “SONA”.  Our common stock began trading on the Nasdaq Capital Market in November 2006, and the exchange listing was upgraded to the Nasdaq Global Market at the open of trading on December 18, 2007.

There were 11,590,212 shares of our common stock outstanding at the close of business on April  12, 2012, which were held by 160 shareholders of record.

The following table presents the high and low intra-day sales prices for quarterly periods during 2011 and 2010:

	Market Values
	2011		2010
	High	Low	High	Low
First Quarter	$7.92	$7.14	$8.62	$7.18
Second Quarter	7.23	6.38	8.50	7.15
Third Quarter	7.11	6.19	7.79	6.81
Fourth Quarter	6.25	5.81	8.05	7.04

Dividend Policy

Dividends are paid at the discretion of our board of directors. While we paid a nonrecurring 10% stock dividend to our holders of common stock in 2007, we have not paid a cash dividend on our common stock in the past until our board of directors declared a cash dividend on February 7, 2012. The amount and frequency of dividends, if any, will be determined by our board of directors after consideration of our earnings, capital requirements, our financial condition and our ability to service any equity or debt obligations senior to our common stock, and will depend on cash dividends paid to us by our subsidiary bank. As a result, our ability to pay future dividends will depend on the earnings of Sonabank, its financial condition and its need for funds.

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

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

 As of December 31, 2011, Southern National had outstanding stock options granted under its Stock Option Plan, which is approved by its shareholders.  The following table provides information as of December 31, 2011 regarding Southern National’s equity compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	415,325	$8.06	587,175
Equity compensation plans not approved by security holders	—	—	—
Total	415,325	$8.06	587,175

Issuer Purchases of Equity Securities

None

Performance Graph

The following chart compares the cumulative total shareholder return on Southern National common stock for the period from November 1, 2006, when the common stock was registered under Section 12 of the Securities Exchange Act of 1934 and first listed on the Nasdaq Capital Market, to December 31, 2011, with the cumulative total return of the Russell 2000 Index and the SNL Bank and Thrift Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on November 1, 2006 in Southern National common stock, the Russell 2000 Index and the SNL Bank and Thrift Index. The historical stock price performance for Southern National common stock shown on the graph below is not necessarily indicative of future stock performance.

	11/1/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Southern National Bancorp of Virginia	100.00	108.14	64.50	42.57	51.60	54.46	43.71
Russell 2000	100.00	104.98	103.34	68.42	87.01	110.38	105.77
SNL Bank and Thrift Index	100.00	104.72	79.86	45.93	45.31	50.58	39.33

Item 6. - Selected Financial Data

The following table sets forth selected financial data for Southern National as of December 31, 2011, 2010, 2009, 2008 and 2007, and for the years ended December 31, 2011, 2010, 2009 and 2008, and 2007:

	2011	2010	2009	2008	2007
		(As Restated)	(As Restated)
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$33,423	$36,290	$23,906	$24,401	$21,795
Interest expense	6,087	8,513	8,077	11,983	11,086
Net interest income	27,336	27,777	15,829	12,418	10,709
Provision for loan losses	8,492	9,025	6,538	1,657	1,290
Net interest income after provision for loan losses	18,844	18,752	9,291	10,761	9,419
Noninterest income (loss)	2,145	1,375	(5,586)	(129)	311
Noninterest expenses	14,896	14,197	11,062	9,109	7,886
Income (loss) before income taxes	6,093	5,930	(7,357)	1,523	1,844
Income tax expense (benefit)	1,692	1,876	(2,677)	315	108
Net income (loss)	$4,401	$4,054	$(4,680)	$1,208	$1,736

Per Share Data (1):
Earnings per share - Basic	$0.38	$0.35	$(0.62)	$0.18	$0.26
Earnings per share - Diluted	$0.38	$0.35	$(0.62)	$0.18	$0.25
Book value per share	$8.55	$8.14	$7.77	$10.12	$10.19
Tangible book value per share	$7.58	$7.13	$6.69	$8.37	$8.34
Weighted average shares outstanding - Basic	11,590,212	11,590,212	7,559,962	6,798,547	6,798,547
Weighted average shares outstanding - Diluted	11,591,156	11,592,865	7,559,962	6,798,547	6,875,559
Shares outstanding at end of period	11,590,212	11,590,212	11,590,212	6,798,547	6,798,547

Selected Performance Ratios and Other Data:
Return on average assets	0.74%	0.67%	-1.02%	0.29%	0.54%
Return on average equity	4.51%	4.31%	-6.43%	1.75%	2.51%
Yield on earning assets	6.20%	6.57%	5.71%	6.45%	7.47%
Cost of funds	1.31%	1.79%	2.27%	3.70%	4.75%
Cost of funds including non-interest bearing deposits	1.22%	1.68%	2.12%	3.49%	4.42%
Net interest margin	5.06%	5.03%	3.78%	3.28%	3.67%
Efficiency ratio (2)	51.52%	48.01%	64.43%	67.05%	68.94%
Net charge-offs to average loans	1.63%	1.86%	1.65%	0.32%	0.24%
Allowance for loan losses to total non-covered loans	1.54%	1.52%	1.48%	1.40%	1.33%
Stockholders’ equity to total assets	16.20%	16.08%	14.91%	15.92%	18.36%

Financial Condition:
Total assets	$611,373	$586,654	$604,224	$431,924	$377,283
Total loans, net of deferred fees	491,768	463,054	462,787	302,266	261,407
Total deposits	461,095	430,974	455,791	309,460	265,469
Stockholders’ equity	99,051	94,331	90,088	68,776	69,275

(1)	Reflects 10% stock dividend declared April 19, 2007.
(2)
Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income plus noninterest income, excluding any gains/losses on sales of securities, gains/write-downs on OREO, gains on acquisitions and gains on sale of loans.

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

As part of ongoing accounting of the acquisition of Greater Atlantic Bank, we have identified errors in the purchase accounting related to that acquisition.  The most significant adjustment involves the initial estimate of the fair value of the FDIC indemnification asset.  The financial information for the years ending December 31, 2010 and 2009 provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the correction of the errors.  For more information, see the explanatory note in Part 1, Item 1 and Note 2 – Restatement of Consolidated Financial Statements and the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Southern National.  This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the collection of the principal is unlikely.  Recoveries of amounts previously charged-off are credited to the allowance.   Management’s determination of the adequacy of the allowance is based on a three year historical average net loss experience for each portfolio segment adjusted for current industry and economic conditions (referred to as “current factors”) and estimates of their affect on loan collectability. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component provides for estimated losses in unimpaired loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that Southern National will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan documentation. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Individual consumer and residential loans are evaluated for impairment based on regulatory guidelines.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual net loss history experienced by Southern National over the most recent three years.  This actual loss experience is adjusted for current factors based on the risks present for each portfolio segment.  These current factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified:  owner occupied commercial real estate, non-owner occupied commercial real estate, construction and land development, commercial loans, residential 1-4 family, multi-family residential, loans secured by farmland, home equity lines of credit (HELOC) and consumer.  While underwriting practices in this environment are more stringent, the bank estimates the effect of internal factors on future net loss experience to be negligible.  Management’s estimate of the effect of current external economic environmental conditions on future net loss experience is significant in all loan segments and particularly on loans secured by real estate including single family 1-4, non-owner occupied commercial real estate and construction and land development loans.  These factors include excess inventory, generally less demand driven in part by fewer qualified borrowers and buyers.  These considerations have played a significant role in management’s estimate of the adequacy of the allowance for loan and lease losses.

FDIC Indemnification Asset

Southern National filed a Form 8-K on February 7, 2012, disclosing that it will restate its financial statements for the year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.  In December 2009, we acquired Greater Atlantic Bank from the FDIC.  We have identified errors in the purchase accounting related to that acquisition.  The most significant adjustment involves the initial estimate of the fair value of the FDIC indemnification asset.  An external vendor assisted with the calculation of the estimated fair value of the indemnification asset.  We have corrected the accounting for an error made in the initial fair value calculation, and  historical amounts set forth in this Annual Report on Form 10-K, as applicable, reflect the restatement of previously issued financial statements discussed above.

The acquisition of Greater Atlantic Bank on December 4, 2009 was accounted for under the acquisition method of accounting, and the assets and liabilities were recorded at their estimated fair values.  The FDIC indemnification asset was measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. A revised calculation of the estimated fair value of the indemnification asset as of the acquisition date has been completed, and we have restated the FDIC indemnification asset accordingly. The revised fair value of the indemnification asset as of the acquisition date in the amount of $8.8 million represented the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages at the acquisition date.  The revised estimated gross cash flows associated with this receivable were $9.3 million. These cash flows were then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The difference between the gross cash flows and the fair value of the indemnification assets, $489 thousand, will be accreted through the statement of operations over the estimated loss period of the loans.

Other than Temporary Impairment (“OTTI”) of Investment Securities

Securities are monitored to determine whether a decline in their value is other than temporary.  Management utilizes criteria outlined in ASC 320-10-65, ASC 820-10 and ASC 325-40, such as the probability of collecting amounts due per the contractual terms of the investment security agreement, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline in value is permanent.  It indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

An evaluation of the portfolio for other than temporary impairment is performed at each reporting period.  In performing a detailed cash flow analysis of each trust preferred security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed for the trust preferred securities included the following assumptions:

●	.5% of the remaining performing collateral will default or defer per annum.
●	Recoveries ranging from 25% to 47% with a two year lag on all defaults and deferrals.
●	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
●
Additionally banks with assets over $15 billion will no longer be allowed to count down stream trust preferred proceeds as Tier 1 capital (although it will still be counted as Tier 2 capital). We project that this will incent the large banks to prepay their trust preferred securities if they can or if it is economically desirable. As a consequence, we have projected in all of our pools that 25% of the collateral issued by banks with assets over $15 billion will prepay in 2013.

●	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

Goodwill and Intangible Assets

Management is required to assess goodwill and other intangible assets annually for impairment or more often if certain factors are identified which could imply potential impairment.  This assessment involves preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated.  If the analysis results in an estimate of fair value materially less than the carrying value we would be required to take a charge against earnings to write down the asset to the lower fair value.  Based on our assessment completed with the help of an outside investment banking firm, we believe the goodwill of $9.2 million and other identifiable intangibles of $2.0 million are not impaired and are properly recorded in the consolidated financial statements as of December 31, 2011.

Valuation of Deferred Tax Asset

The provision for income taxes reflects the tax effects of the transactions reported in the financial statements, including taxes currently due as well as changes in deferred taxes. Deferred tax assets and liabilities represent estimates of the future tax return consequences of temporary differences between carrying amounts and tax bases of assets and liabilities.  Deferred tax assets and liabilities are computed by using currently enacted income tax rates and applying those rates to the periods in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. As of December 31, 2011 and 2010, management concluded that it is more likely than not that Southern National will generate sufficient taxable income to fully utilize our deferred tax assets.

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“Southern National”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations.  Sonabank operates 14 branches in Virginia located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Loudoun County (Middleburg, Leesburg (2), and South Riding), Front Royal, New Market, Richmond and Clifton Forge, and we also have a branch in Rockville, Maryland.  We have administrative offices in Warrenton and an executive office in Georgetown, Washington, D.C where senior management is located.

On September 28, 2009, Southern National Bancorp of Virginia, Inc. completed the purchase of the Warrenton branch office, acquired at fair value selected loans in the amount of $23.8 million and assumed at fair value approximately $26.8 million of deposits from Millennium Bank, N.A.  No premium was paid in this transaction.

Southern National completed a public offering of its common stock in an underwritten public offering. FIG Partners, LLC acted as the sole manager for the offering. Southern National closed on the offering on November 4, 2009, selling 4,791,665 shares of common stock, including 624,999 shares sold pursuant to an over-allotment option granted to the underwriter, at a price of $6.00 per share.  The gross proceeds from the shares sold were $28.7 million.  The net proceeds to Southern National from the offering were approximately $26.9 million after deducting $1.3 million in underwriting commission and an estimated $486 thousand in other expenses incurred in connection with the offering.

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

Under the terms of the Agreement, the Bank acquired substantially all of the assets of Greater Atlantic Bank, including all loans at a fair value of $113.6 million, and assumed substantially all of its liabilities, including the insured and uninsured deposits at a fair value of $178.7 million.  In connection with the Greater Atlantic acquisition, the FDIC made a cash payment to the Bank of approximately $27.0 million. The terms of the Agreement provide for the FDIC to indemnify the Bank against claims with respect to liabilities of Greater Atlantic not assumed by the Bank and certain other types of claims listed in the Agreement.

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

On October 1, 2011, we completed the acquisition of the Midlothian Branch of the Bank of Hampton Roads.  We assumed deposits in the amount of $42.2 million.  Goodwill in the amount of $437 thousand and a premium on time deposits of $303 thousand were recorded.   No core deposit intangible asset was recorded.  We also acquired the office building, furniture and equipment in the amount of $1.7 million.

RESULTS OF OPERATIONS

Subsequent to the release of our financial results for the fourth quarter and year ended December 31, 2011, we received additional information which caused us to adjust the valuation of four loans to the same borrower downward by $1.7 million.  As a result, for the fourth quarter of 2011, we recorded an additional impairment of $1.7 million.  Given the financial condition of this borrower, we have concurrently recognized a charge off for the amount of impairment, and total charge-offs of $3.2 million were recorded during the quarter and $8.0 million for the year ended December 31, 2011.  After the additional charge-off, net income for the year ended December 31, 2011 was $4.4 million compared with the net income $5.5 million previously reported in our earnings release furnished in Form 8-K.  This loan impairment reduced shareholders’ equity and total assets as of December 31, 2011 by the $1.1 million after-tax decrease in net income.

Net Income

Net income for the year ended December 31, 2011 was $4.4 million, up from $4.1 million (as restated) for the year ended December 31, 2010.  Net income during 2010 was adversely affected by a fourth quarter loan loss provision of $5.3 million and corresponding charge-offs on two related loans

Net income for the year ended December 31, 2010 was $4.1 million (as restated), compared to a loss of $4.7 million (as restated) for the year ended December 31, 2009.  Other than temporary impairment (OTTI) charges on investment securities related to credit were $7.7 million in 2009. OTTI charges on investment securities related to credit were $288 thousand in 2010. During 2009 we recognized a bargain purchase gain of $424 thousand on the Millennium Warrenton branch acquisition. Net interest income for 2010 was $27.8 million (as restated) compared to $15.8 million in 2009, attributable primarily to the acquisition of Greater Atlantic Bank late in the fourth quarter of 2009.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

 Net interest income was $27.3 million during the year ended December 31, 2011, compared to $27.8 million (as restated) during the prior year. Average interest-earning assets for the year ended December 31, 2011 decreased $12.6 million compared to the same period in 2010 (as restated). Average loans during 2011 were $477.6 million compared to $463.3 million (as restated) last year. Average investment securities decreased by $17.4 million in the year ended December 31, 2011, compared to the same period in 2010. During 2011, we did not acquire any securities as we were unable to identify investment securities that met our yield and stability thresholds. The average yield on average earning assets decreased from 6.57% (as restated) in 2010 to 6.19% in 2011. The Greater Atlantic Bank loan discount accretion contributed $3.3 million during 2011, compared to $5.9 million (as restated) during 2010.  Average interest-bearing liabilities for the year ended December 31, 2011 decreased $11.1 million compared to the same period in 2010. Average interest-bearing deposits decreased by $15.7 million, while average borrowings increased by $4.5 million compared to 2010.  The average cost of interest-bearing liabilities decreased from 1.79% in 2010 to 1.31% in 2011. The average cost of interest-bearing deposits decreased from 1.71% in 2010, to 1.23% in 2011, primarily because of the reduction in the average cost of money market accounts from 1.71% to .87% and time deposits from 1.83%  to 1.55%. The interest rate spread for the year ended December 31, 2011 increased from 4.78% (as restated) to 4.88% compared to the same period last year. The net interest margin was 5.06% in 2011, up from 5.03% (as restated) in 2010.

Net interest income was $27.8 million (as restated) during the year ended December 31, 2010, compared to $15.8 million (as restated) during the prior year. Average interest-earning assets for the year ended December 31, 2010 increased $134.2 million (as restated) over the same period in 2009. Average loans during 2010 were $463.3 million (as restated) compared to $339.1 million during 2009. Average investment securities increased by $5.7 million in the year ended December 31, 2010, compared to the same period in 2009. The average yield on average earning assets increased from 5.71% in 2009 to 6.57% (as restated) in 2010. The Greater Atlantic Bank loan discount accretion contributed $5.9 million (as restated) during 2010, of which $2.3 million was related to HELOCs. The yield on portfolio loans declined in late 2010 as a result of fixed rate loans rolling into floating rates that are customarily subject to floors in today’s market, but were not four or five years ago when the loans were originated. On the other hand, we had paid rates in excess of market on large money market accounts for former Greater Atlantic Bank customers to retain them, and, as of the beginning of January, we adjusted those rates to current market rates.  Average interest-bearing liabilities for the year ended December 31, 2010 increased $120.3 million compared to the same period in 2009. Average interest-bearing deposits increased by $116.0 million, while average borrowings increased by $4.4 million compared to 2009.  The average cost of interest-bearing liabilities decreased from 2.27% in 2009 to 1.79% in 2010. The average cost of interest-bearing deposits decreased from 2.22% in 2009, to 1.71% in 2010, primarily because of the reduction in the average cost of time deposits from 2.44% to 1.83%. The interest rate spread for the year ended December 31, 2010 increased from 3.44% to 4.78% (as restated) compared to the same period last year. The net interest margin was 5.03% (as restated) for the year ended December 31, 2010 compared to 3.78% for the year ended December 31, 2009.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis For the Years Ended December 31, 2011, 2010 and 2009

	2011			2010			2009
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
				(Dollar amounts in thousands)
				(As Restated)			(As Restated)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$477,635	$31,278	6.55%	$463,265	$33,450	7.22%	$339,113	$21,040	6.20%
Investment securities	50,833	1,914	3.77%	68,236	2,635	3.86%	62,509	2,701	4.32%
Other earning assets	11,525	231	2.00%	21,048	205	0.97%	16,687	165	0.99%

Total earning assets	539,993	33,423	6.19%	552,549	36,290	6.57%	418,309	23,906	5.71%
Allowance for loan losses	(6,263)			(5,757)			(4,608)
Intangible assets	11,276			12,132			11,581
Other non-earning assets	52,610			48,140			31,314
Total assets	$597,616			$607,064			$456,596

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$15,898	43	0.27%	$15,447	44	0.28%	$8,048	16	0.19%
Money market accounts	148,569	1,288	0.87%	165,211	2,820	1.71%	58,462	970	1.66%
Savings accounts	6,035	36	0.59%	5,056	33	0.65%	2,505	14	0.55%
Time deposits	233,387	3,613	1.55%	233,831	4,275	1.83%	234,540	5,728	2.44%
Total interest-bearing deposits	403,889	4,980	1.23%	419,545	7,172	1.71%	303,555	6,728	2.22%
Borrowings	61,458	1,107	1.80%	56,920	1,341	2.36%	52,565	1,349	2.57%
Total interest-bearing liabilities	465,347	6,087	1.31%	476,465	8,513	1.79%	356,120	8,077	2.27%
Noninterest-bearing liabilities:
Demand deposits	31,642			31,415			24,001
Other liabilities	3,039			5,215			3,678
Total liabilites	500,028			513,095			383,799
Stockholders’ equity	97,588			93,969			72,797
Total liabilities and stockholders’ equity	$597,616			$607,064			$456,596
Net interest income		$27,336			$27,777			$15,829
Interest rate spread			4.88%			4.78%			3.44%
Net interest margin			5.06%			5.03%			3.78%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

The following table summarizes changes in net interest income (as restated) attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates.  The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended December 31, 2011 vs. 2010				Year Ended December 31, 2010 vs. 2009
	Increase (Decrease)				Increase (Decrease)
	Due to Change in:				Due to Change in:
			Net				Net
	Volume	Rate	Change		Volume	Rate	Change
				(in thousands)
Interest-earning assets:
Loans, net of deferred fees	$1,087	$(3,259)	$(2,172)		$8,575	$3,835	$12,410
Investment securities	(657)	(64)	(721)		411	(477)	(66)
Other earning assets	(19)	45	26		42	(2)	40

Total interest-earning assets	411	(3,278)	(2,867)		9,028	3,356	12,384

Interest-bearing liabilities:
NOW accounts	1	(2)	(1)		19	9	28
Money market accounts	(260)	(1,271)	(1,531)		1,821	29	1,850
Savings accounts	6	(3)	3		16	3	19
Time deposits	(8)	(654)	(662)		(17)	(1,436)	(1,453)
Total interest-bearing deposits	(261)	(1,930)	(2,191)		1,839	(1,395)	444
Borrowings	120	(354)	(234)		(769)	761	(8)
Total interest-bearing liabilities	(141)	(2,284)	(2,425)		1,070	(634)	436

Change in net interest income	$552	$(994)	$(442)		$7,958	$3,990	$11,948

Provision for Loan Losses

The provision for loan losses is a current charge to earnings made in order to increase the allowance for loan losses to a level for inherent probable losses in the loan portfolio based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectability.  Our loan loss allowance is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment.  The risk factors are determined by considering peer data, as well as applying management’s judgment.

The provision for loan losses charged to operations for the years ended December 31, 2011, 2010 and 2009 was $8.5 million, $9.0 million, and $6.5 million, respectively.  We had charge-offs totaling $8.0 million during 2011, $8.8 million during 2010, and $5.7 million during 2009.  There were recoveries totaling $199 thousand during 2011, $167 thousand during 2010 and $157 thousand during 2009. The loan impairments were elevated in 2011 because of the four related loans discussed above, and in 2010 due to the loans previously mentioned.

Our provision for loan losses for the fourth quarter of 2011 was $3.4 million. In the fourth quarter of 2010 it was $5.3 million and was primarily related to impairment of a similar amount on two Kluge related loans, one a development loan and one a residential mortgage on a house in the development. In the fourth quarter of 2011 we sold two of the tracts included in the Kluge development loan.

During the fourth quarter of 2009 our provision for loan losses was $4.3 million with impairment of $4.0 million. One of the loan impairments was related to a $1.8 million commercial and industrial loan caused by a fraud perpetrated on the Bank. The borrower was apprehended, convicted and is now in prison.

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	Change

Account maintenance and deposit service fees	$833	$900	$(67)
Income from bank-owned life insurance	1,336	554	782
Gain on sale of SBA loans	395	-	395
Net loss on other assets	(297)	(274)	(23)
Net impairment losses recognized in earnings	(329)	(288)	(41)
Gain on sale of securities available for sale	-	142	(142)
Other	207	341	(134)
Total noninterest income	$2,145	$1,375	$770

	2010	2009	Change
	(As Restated)

Account maintenance and deposit service fees	$900	$676	$224
Income from bank-owned life insurance	554	579	(25)
Bargain purchase gain on acquisition	-	424	(424)
Gain on sale of SBA loans	-	206	(206)
Net loss on other assets	(274)	(214)	(60)
Net impairment losses recognized in earnings	(288)	(7,714)	7,426
Gain on sale of securities available for sale	142	371	(229)
Other	341	86	255
Total noninterest income (loss)	$1,375	$(5,586)	$6,961

Noninterest income increased to $2.1 million during 2011 from $1.4 million in 2010. The increase was largely attributable to an $800 thousand insurance benefit resulting from the death of an officer covered by bank-owned life insurance in the second quarter of 2011 and the sale of SBA loans during the fourth quarter of 2011which resulted in a gain of $395 thousand. This was partially offset by an OTTI charge for credit on trust preferred securities in the amount of $329 thousand.

Noninterest income was $1.4 million during 2010 compared to noninterest loss of  $5.6 million (as restated) in 2009.  During the year ended December 31, 2009, there were OTTI charges related to credit of $7.7 million compared to $288 thousand for 2010.  We recorded a gain of $424 thousand on the Millennium Warrenton Branch acquisition in the third quarter of 2009. Noninterest income for 2010 included account maintenance and deposit service fees of $900 thousand compared to $676 thousand for 2009 with the increases resulting from the Greater Atlantic Bank and Millennium Branch acquisitions.

Noninterest Expense

The following table presents the major categories of noninterest expense for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	Change
		(As Restated)

Salaries and benefits	$6,787	$6,186	$601
Occupancy expenses	2,240	2,101	139
Furniture and equipment expenses	556	591	(35)
Amortization of core deposit intangible	919	943	(24)
Virginia franchise tax expense	686	735	(49)
FDIC assessment	522	705	(183)
Data processing expense	546	587	(41)
Telephone and communication expense	392	403	(11)
Change in FDIC indemnification asset	(99)	(60)	(39)
Other operating expenses	2,347	2,006	341
Total noninterest expense	$14,896	$14,197	$699

	2010	2009	Change
	(As Restated)

Salaries and benefits	$6,186	$4,461	$1,725
Occupancy expenses	2,101	1,615	486
Furniture and equipment expenses	591	516	75
Amortization of core deposit intangible	943	731	212
Virginia franchise tax expense	735	562	173
FDIC assessment	705	755	(50)
Data processing expense	587	339	248
Telephone and communication expense	403	283	120
Change in FDIC indemnification asset	(60)	-	(60)
Acquisition expenses	-	499	(499)
Other operating expenses	2,006	1,301	705
Total noninterest expense	$14,197	$11,062	$3,135

Noninterest expense was $14.9 million in 2011 compared to $14.2 million (as restated) in 2010. Legal expense increased by $260 thousand during 2011 compared to 2010.  There was noninterest expense of approximately $82 thousand related to the Midlothian Branch which was acquired in October 2011. As of December 31, 2011 we had 112 full-time equivalent employees compared to 107 at the end of 2010.

Noninterest expenses were $14.2 million (as restated) during the year ended December 31, 2010, compared to $11.1 million during 2009. The amortization of the Greater Atlantic Bank core deposit intangible added $200 thousand during the year ending December 31, 2010. The remaining increases were primarily attributable to the costs of operating a thirteen branch system rather than an eight branch system, partially offset by the reversal of bonus accruals totaling $111 thousand for the year. As of December 31, 2010 we had 107 full-time equivalent employees compared to 103 at the end of 2009.

FINANCIAL CONDITION

Total assets were $611.4 million as of December 31, 2011, up from $586.7 million (as restated) as of December 31, 2010. Total loans increased from $463.1 million (as restated) at the end of December 2010 to $491.8 million at December 31, 2011. The increase in the loan portfolio was achieved despite continuing repayments in the covered portfolio and the sale of $4.3 million in SBA loans during the fourth quarter. We continued to experience repayments on the covered portfolio. The covered portfolio decreased from $95.8 million (as restated) at the end of 2010 to $82.6 at the end of 2011. Loan closings in the non-covered portfolio were a robust $46.6 million during the fourth quarter of 2011, only a portion of which was reflected in increased outstanding balances.  Non-covered loans were up to $409.2 million at the end of 2011 compared to $367.3 million at the end of 2010.

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

Non-covered Loans

Non-covered loans, net of deferred fees, grew from $367.3 million at the end of 2010 to $409.2 million at the end of 2011. Owner-occupied commercial real estate loans grew 1% from $81.5 million at year end 2010 to $82.5 million at the end of 2011.  Non owner-occupied commercial real estate loans grew 54% from $76.1 million at year end 2010 to $117.1 million at the end of 2011. Non-real estate commercial loans increased 17% from $76.6 million at the end of 2010 to $89.9 million at the end of 2011.  Construction and land loans increased slightly from $39.5 million at the end of 2010 to $39.6 million at year end 2011.

Our residential mortgage loan portfolio decreased from $58.9 million at December 31, 2010, to $49.3 million at December 31, 2011. In the ordinary course of business Sonabank provides residential mortgage financing to its business clients.

Our commercial real estate lending program includes both loans closed under the Small Business Administration (“SBA”)  7(a) and 504 loan programs and loans closed outside of the SBA programs that serve both the investor and owner-occupied facility market. The 504 loan program is used to finance long-term fixed assets, primarily real estate and heavy equipment and gives borrowers access to up to 90% financing for a project.  SBA 7(a) loans may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory and in some instances, working capital and debt refinancing.  The SBA guarantees up to 85% of the loan balance in the 7(a) program, and start-up businesses are eligible to participate in the program.  During 2011 we closed loans totaling $21.9 million through the SBA’s 7(a) program and $13.0 million under the SBA’s 504 program. During 2010 we closed loans totaling $9.8 million through the SBA’s 7(a) program and $2.9 million under the SBA’s 504 program.

Covered Loans

We refer to the loans acquired in the Greater Atlantic acquisition as “covered loans” as we will be reimbursed by the FDIC for a substantial portion of any future losses on them under the terms of the loss sharing agreement. At the December 4, 2009 acquisition date, we estimated the fair value of the Greater Atlantic loan portfolio at $113.6 million, which represents the expected cash flows from the portfolio discounted at a market-based rate. In estimating such fair value, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The discount rate applied to the cash flows contemplates an element for illiquidity in the loan portfolio and other market-based elements. The amount by which the undiscounted expected cash flows exceeded the estimated fair value (the “accretable yield”) totaled $18.3 million and will be accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference totaled $9.7 million and represents an estimate of the credit risk in the Greater Atlantic loan portfolio at the acquisition date.

Covered loans decreased by $13.2 million from $95.8 million (as restated) at December 31, 2010, to $82.6 million at December 31, 2011, because there were significant payoffs.

The following table summarizes the composition of our loans, net of unearned income at the dates indicated:

			Total				Total				Total		Non-covered
	2011		2011		2010		2010		2009		2009		2008		2007
	Covered	Non- covered	Amount	Percent	Covered	Non- covered	Amount	Percent	Covered	Non- covered	Amount	Percent	Amount	Percent	Amount	Percent
									(in thousands)
					(As Restated)
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,854	$82,450	$87,304	17.7%	$5,427	$81,487	$86,914	18.7%	$6,613	$76,765	$83,378	18.0%	$54,412	18.0%	$34,340	13.1%
Commercial real estate - non-owner-occupied	11,243	117,059	128,302	26.0%	14,502	76,068	90,570	19.5%	18,006	63,059	81,065	17.5%	44,425	14.7%	49,772	19.0%
Secured by farmland	-	1,506	1,506	0.3%	-	3,522	3,522	0.8%	-	6,471	6,471	1.4%	6,029	2.0%	3,038	1.2%
Construction and land development	2,883	39,565	42,448	8.6%	3,249	39,480	42,729	9.2%	3,498	48,000	51,498	11.1%	56,588	18.7%	50,510	19.3%
Residential 1-4 family	25,307	49,288	74,595	15.1%	28,733	58,900	87,633	18.9%	33,815	61,024	94,839	20.5%	60,376	19.9%	51,862	19.8%
Multi- family residential	629	19,553	20,182	4.1%	629	19,177	19,806	4.3%	2,570	10,726	13,296	2.9%	5,581	1.8%	8,273	3.2%
Home equity lines of credit	35,442	9,040	44,482	9.0%	40,662	10,532	51,194	11.0%	44,610	10,532	55,142	11.9%	11,509	3.8%	8,428	3.2%
Total real estate loans	80,358	318,461	398,819	80.9%	93,202	289,166	382,368	82.5%	109,112	276,577	385,689	83.2%	238,920	79.0%	206,223	78.7%

Commercial loans	2,122	89,939	92,061	18.7%	2,443	76,644	79,087	17.1%	3,184	70,757	73,941	16.0%	60,820	20.1%	53,208	20.3%
Consumer loans	108	1,868	1,976	0.4%	143	2,010	2,153	0.4%	193	3,528	3,721	0.8%	3,074	1.0%	2,476	0.9%
Gross loans	82,588	410,268	492,856	100.0%	95,788	367,820	463,608	100.0%	112,489	350,862	463,351	100.0%	302,814	100.0%	261,907	100.0%

Less deferred fees	-	(1,088)	(1,088.00)		-	(554)	(554)		-	(564)	(564)		(548)		(500)
Loans, net of deferred fees	$82,588	$409,180	$491,768		$95,788	$367,266	$463,054		$112,489	$350,298	$462,787		$302,266		$261,407

As of December 31, 2011, substantially all non-covered and covered loans were to customers located in Virginia and Maryland.  We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

At December 31, 2011 we had $87.3 million in covered and non-covered owner-occupied commercial real estate loans, and we had $150.0 million in covered and non-covered non-owner occupied commercial real estate loans including multi-family residential loans and loans secured by farmland.

The following table sets forth the contractual maturity ranges of the covered and non-covered commercial business and construction loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2011 (in thousands):

		After 1 Year
		Through 5 Years		After 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total

Real estate construction	$27,739	$7,740	$-	$6,460	$509	$42,448
Commercial and industrial	41,187	13,233	12,516	1,823	23,302	92,061
Total	$68,926	$20,973	$12,516	$8,283	$23,811	$134,509

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

We maintain appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans.  In instances where appraisals reflect reduced collateral values, we make an evaluation of the borrower’s overall financial condition to determine the need, if any, for possible specific impairment or write-down to their net realizable values.  If foreclosure occurs, we record other real estate owned at the lower of our recorded investment in the loan or fair value less our estimated costs to sell.

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

The following table presents a comparison of non-covered nonperforming assets as of December 31, (in thousands):

	2011	2010	2009	2008	2007
		(As Restated)	(As Restated)
Nonaccrual loans	$4,541	$9,585	$5,734	$1,233	$371
Loans past due 90 days and accruing interest	32	-	-	135	-
Total nonperforming loans	4,573	9,585	5,734	1,368	371
Other real estate owned	13,620	3,901	2,796	3,434	3,648
Total nonperforming assets	$18,193	$13,486	$8,530	$4,802	$4,019

SBA guaranteed amounts included in nonaccrual loans	$2,462	$1,410	$1,544	$100	$-

Allowance for loan losses to nonperforming loans	137.66%	58.41%	90.20%	308.33%	936.93%
Allowance for loan losses to total non-covered loans	1.54%	1.52%	1.48%	1.40%	1.33%
Nonperforming assets to total non-covered assets	3.44%	2.75%	1.74%	1.11%	1.07%
Nonperforming assets excluding SBA guaranteed loans
to total non-covered assets	2.98%	2.46%	1.42%	1.09%	1.07%
Nonperforming assets to total non-covered loans and OREO	4.30%	3.63%	2.42%	1.59%	1.54%
Nonperforming assets excluding SBA guaranteed loans
to total non-covered loans and OREO	3.72%	3.25%	1.98%	1.56%	1.54%

Covered nonperforming assets are not included in the table above because the carrying value includes a component for credit losses (the nonaccretable yield).

At December 31, 2011, we had one loan modified in a troubled debt restructuring totaling $1.1 million.  This modification occurred in 2010.  The loan is paying in accordance with the modified terms and does not involve any additional commitment to lend.

It is Sonabank’s practice to concurrently charge off collateral dependent loans at the time loan impairment is recognized.  Charge offs on loans individually evaluated for impairment totaled approximately $3.8 million during 2011.

The following table presents covered nonperforming assets as of December 31, (in thousands):

	2011	2010	2009
Nonaccrual loans	$3,340	$2,048	$5,080
Loans past due 90 days and accruing interest	136	234	-
Total nonperforming loans	3,476	2,282	5,080
Other real estate owned	636	676	740
Total nonperforming assets	$4,112	$2,958	$5,820

Allowance for Loan Losses

We are very focused on the asset quality of our loan portfolio, both before and after the loan is made.  We have established underwriting standards that we believe are effective in maintaining high credit quality in our loan portfolio.  We have experienced loan officers who take personal responsibility for the loans they underwrite, a standing credit committee that reviews each loan application carefully, and a requirement that loans that are 60% or more of our legal lending limit must be approved by three executive members of our standing credit committee and the full Board of Directors or two outside directors.  We have implemented standardized underwriting and credit analysis.

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

Our loan review program is conducted by the Chief Risk Officer and a third party consultant who reports directly to the Audit Committee of the Board of Directors. In 2011, more than 50% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2010 was reviewed. In 2012 we plan to review at least 60% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2011. The purpose of loan review is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the bank’s credit policy and regulatory guidance.  Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.

The following table presents an analysis of the allowance for loan losses for the periods indicated (in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
		(As Restated)
Balance, beginning of period	$5,599	$5,172	$4,218	$3,476	$2,726
Provision charged to operations	8,492	9,025	6,538	1,657	1,290
Recoveries credited to allowance	199	167	157	8	-
Total	14,290	14,364	10,913	5,141	4,016
Loans charged off:
Real estate - commercial	1,163	1,650	790	65	50
Real estate - construction, land and
other	460	3,718	-	-	400
Real estate - residential 1-4 family	2,341	2,038	1,086	738	75
Commercial	3,975	1,278	3,852	120	-
Consumer	56	81	13	-	15
Total loans charged off	7,995	8,765	5,741	923	540
Balance, end of period	$6,295	$5,599	$5,172	$4,218	$3,476

Net charge-offs to average loans, net
of unearned income	1.63%	1.86%	1.65%	0.32%	0.24%

The provision for loan losses charged to operations for the year ended December 31, 2011 decreased to $8.5 million from $9.0 million in 2010.  We had charge-offs totaling $8.0 million during 2011 compared to $8.8 million in 2010.

In 2011, our provision for loan losses was affected by $1.7 million in impairment and subsequent charge offs which occurred on four related loans in a receivables-based financing when it became apparent that much of the receivables were not collectible due to a dispute between our client and the primary contractor. This had been in litigation until near the end of the first quarter of 2012.

Our provision for loan losses for 2010 was affected by impairment and charge-offs of $5.1 million on two related loans, one a development loan and one a residential mortgage on a house in the development. The development loan was made to an LLC, which was part of a large complex which included the Kluge Winery. Another creditor foreclosed on the Kluge Winery on December 8, 2010. As a consequence we recognized impairment of the development loan to net realizable value as indicated by a December 2010 appraisal. We also recognized impairment of the residential loan (which was less than 90 days past due at the end of the year) based on our most reflective estimate using the most recent appraisal in file since our most recent appraisal is approximately a year old. We have foreclosed on both loans and have sold two of the tracts included in the Kluge development loan.

Please refer to “Item 8 –. Financial Statements” and Supplementary Data, Footnote 4, for information regarding the allocation of the allowance for loan losses among various categories of loans.

We believe that the allowance for loan losses at December 31, 2011 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio.  Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses.

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

Our securities portfolio is managed by our president and our treasurer, both of whom have significant experience in this area, with the concurrence of our Asset/Liability Committee. In addition to our president (who is chairman of the Asset/Liability Committee) and our treasurer, this committee is comprised of two outside directors. Investment management is performed in accordance with our investment policy, which is approved annually by the Asset/Liability Committee and the board of directors. Our investment policy addresses our investment strategies, approval process, approved securities dealers and authorized investments. Our investment policy authorizes us to invest in:

●	Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) mortgage-backed securities (MBS)
●	Collateralized mortgage obligations
●	Treasury securities
●	SBA guaranteed loan pools
●	Agency securities
●	Pooled trust preferred securities comprised of a minimum of 80% bank collateral with an investment grade rating or a minimum of 60% bank collateral with a AAA rating at purchase
●	Other corporate debt securities rated Aa3/AA- or better at purchase

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

Southern National’s corporate bonds consist of pooled trust preferred securities issued by banks, thrifts and insurance companies.  The collateral pools of these  trust preferred securities are generally at least 80% banks or thrifts.  If the rating is Aaa/AAA, the collateral pool must be at least 60% banks or thrifts.  These securities generally have a long term (25 years or more), allow early redemption by the issuers, make periodic variable interest payments and mature at face value.  Trust preferred securities allow the deferral of interest payments for up to five years.

We classify our securities as either: “held-to-maturity” or “available-for-sale.” Debt securities that Southern National has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Securities classified as available for sale are those debt and equity securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors.  Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Securities totaling $35.1 million were in the held-to-maturity portfolio at December 31, 2011, compared to $44.9 million at December 31, 2010. Securities totaling $9.9 million were in the available-for-sale portfolio at December 31, 2011, compared to $11.1 million at December 31, 2010.

After the Greater Atlantic transaction on December 4, 2009, we sold all of their securities except for their SBA guaranteed loan pools which have a fair value of $9.8 million at December 31, 2011.  We believe that these pools provide good coverage in a rising interest rate environment and sit well within our asset liability management strategy.

As of December 31, 2011, we owned pooled trust preferred securities as follows (in thousands):

										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$7,075	$6,348	$3,733	$107,400	$303
MMCF III B	Senior Sub	A3	A-	Ba1	CC	437	427	303	37,000	10
						7,512	6,775	4,036		$313

										Cumulative	Cumulative
										Other Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	383	364	134,100	763	$354
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,081	128	230	157,205	1,374	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	31	218,750	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,057	32	32	121,682	335	690
ALESCO V C1	Mezzanine	A2	A	C	C	2,104	465	383	90,000	978	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,135	29	262	246,100	547	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,087	116	424	82,400	791	1,180
						14,003	1,153	1,726		$4,795	$8,055

Total						$21,515	$7,928	$5,762

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

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

The analyses resulted in OTTI charges related to credit on the trust preferred securities in the amount of $329 thousand during the year ended December 31, 2011, compared to OTTI charges related to credit on the trust preferred securities totaling $151 thousand for the year ended December 31, 2010.
We also own a residential collateralized mortgage obligation which has been evaluated for potential impairment. We recorded no OTTI charges for credit on this security during 2011. We recorded OTTI charges for credit on this security of $137 thousand in 2010.

For additional information regarding investment securities refer to “Item 8 –. Financial Statements” and Supplementary Data, Footnote 3.

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
December 31, 2011	Cost	Gains	Losses	Value
SBA guaranteed loan pools	$9,557	$280	$-	9,837
FHLMC preferred stock	16	52	-	68
Total	$9,573	$332	$-	$9,905

	Amortized	Gross Unrealized		Fair
December 31, 2010	Cost	Gains	Losses	Value
SBA guaranteed loan pools	$10,822	$216	$-	11,038
FHLMC preferred stock	16	14	-	30
Total	$10,838	$230	$-	$11,068

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
December 31, 2011	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$26,105	$1,710		$27,815
Residential government-sponsored collateralized mortgage obligations	85	2		87
Other residential collateralized mortgage obligations	957	-	(157)	800
Trust preferred securities	7,928	674	(2,840)	5,762
	$35,075	$2,386	$(2,997)	$34,464

	Amortized	Gross Unrecognized		Fair
December 31, 2010	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$34,088	$1,247	$-	$35,335
Residential government-sponsored collateralized mortgage obligations	188	8	-	196
Other residential collateralized mortgage obligations	1,166	5	-	1,171
Trust preferred securities	9,453	675	(2,865)	7,263
	$44,895	$1,935	$(2,865)	$43,965

The following table sets forth the amortized cost and estimated fair value of our investment securities by contractual maturity at December 31, 2011.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Securities Available for Sale
			Weighted
	Amortized	Estimated	Average
	Cost	Fair Value	Yield
SBA guaranteed loan pools
Due in one to five years	260	264	2.89%
Due in five to ten years	946	971	2.13%
Due after ten years	8,351	8,602	2.47%
Total SBA guaranteed loan pools	9,557	9,837	2.45%

FHLMC preferred stock	16	68	0.00%

	$9,573	$9,905	2.42%

	Securities Held to Maturity
			Weighted
	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Residential government-sponsored mortgage-backed securities
Due after five years through ten years	$914	$1,001	5.95%
Due after ten years	25,191	26,814	3.79%
Total residential government-sponsored mortgage-backed securities	$26,105	$27,815	3.87%

Residential government-sponsored collateralized mortgage obligations
Due after five years through ten years	85	87	6.00%
Other residential collateralized mortgage obligations
Due after ten years	957	800	2.47%
Total collateralized mortgage obligations	1,042	887	2.76%

Trust preferred securities
Due after ten years	7,928	5,762	1.75%
	$34,161	$33,463	3.45%

Deposits and Other Borrowings

The market for deposits is competitive. We offer a line of traditional deposit products that currently include non-interest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit. We compete for deposits through our banking branches with competitive pricing, advertising and online banking. We use deposits as a principal source of funding for our lending, purchasing of investment securities and for other business purposes.

Total deposits were $461.1 million at December 31, 2011 compared to $431.0 million at December 31, 2010. We completed the assumption of $42.2 million of deposits of the Midlothian Branch of the Bank of Hampton Roads in October 2011. Certificates of deposit increased $50.7 million during 2011, including $32.2 million from the Midlothian Branch acquisition.  This was partially offset by a decrease in money market accounts of $20.9 million during 2011.  We assumed money market deposits totaling $9.3 million from the Midlothian Branch acquisition. We had no brokered certificates of deposit at December 31, 2011, compared to $27 million as of December 31, 2010. Noninterest-bearing deposits were $32.6 million at December 31, 2011 and $34.5 million at December 31, 2010. We assumed noninterest-bearing deposits totaling $550 thousand from the Midlothian Branch acquisition.  The total of noninterest-bearing deposits and NOW accounts was $50.1 million as of December 31, 2011, compared to $50.5 million at the end of 2010.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2010, 2009 and 2008:

	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Noninterest-bearing deposits	$31,642		$31,415		$24,001
Interest-bearing deposits:
Savings accounts	6,035	0.59%	5,056	0.65%	2,505	0.55%
Money market accounts	148,569	0.87%	165,211	1.71%	58,462	1.66%
NOW accounts	15,898	0.27%	15,447	0.28%	8,048	0.19%
Time deposits	233,387	1.55%	233,831	1.83%	234,540	2.44%
Total interest-bearing deposits	403,889	1.23%	419,545	1.71%	303,555	2.22%
Total deposits	$435,531		$450,960		$327,556

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

We use borrowed funds, primarily on a short term basis, to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. One source of these borrowed funds is securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transactions, and may require additional collateral based on the fair value of the underlying securities pledged. We engage in these transactions with retail customers and with established third parties, primarily large securities brokerage firms. We also are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time to as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2011 and 2010, total FHLB borrowings were $33.5 million and $35.0 million, respectively. At December 31, 2011 we had $101.4 million of unused and available FHLB lines of credit. For additional detail regarding borrowed funds, refer to “Item 8 –. Financial Statements” and Supplementary Data, Footnotes 10 and 11.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of December 31, 2011 and (plus or minus 300 basis points, measured in 100 basis point increments) as of December 31, 2010, and all changes are within our ALM Policy guidelines:

	Sensitivity of Market Value of Portfolio Equity
	As of December 31, 2011

				Market Value of
Change in	Market Value of Portfolio Equity			Portfolio Equity as a % of
Interest Rates					Portfolio
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$94,069	$(6,103)	-6.09%	15.39%	94.97%
Up 300	95,562	(4,610)	-4.60%	15.63%	96.48%
Up 200	97,934	(2,238)	-2.23%	16.02%	98.87%
Up 100	98,965	(1,207)	-1.20%	16.19%	99.91%
Base	100,172	-	0.00%	16.38%	101.13%
Down 100	96,052	(4,120)	-4.11%	15.71%	96.97%
Down 200	94,524	(5,648)	-5.64%	15.46%	95.43%

	Sensitivity of Market Value of Portfolio Equity
	As of December 31, 2010

				Market Value of
Change in	Market Value of Portfolio Equity			Portfolio Equity as a % of
Interest Rates					Portfolio
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 300	$99,642	$(1,643)	-1.62%	16.98%	105.63%
Up 200	100,576	(709)	-0.70%	17.14%	106.62%
Up 100	100,578	(707)	-0.70%	17.14%	106.62%
Base	101,285	-	0.00%	17.26%	107.37%
Down 100	97,672	(3,613)	-3.57%	16.65%	103.54%
Down 200	93,048	(8,237)	-8.13%	15.86%	98.64%
Down 300	90,390	(10,895)	-10.76%	15.41%	95.82%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2011 and December 31, 2010 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of December 31, 2011

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$28,323	$2,593	5.16%	0.46%
Up 300	27,654	1,924	5.04%	0.34%
Up 200	27,021	1,291	4.93%	0.23%
Up 100	26,286	556	4.80%	0.10%
Base	25,730	-	4.70%	0.00%
Down 100	26,408	678	4.82%	0.12%
Down 200	26,405	675	4.82%	0.12%

	Sensitivity of Net Interest Income
	As of December 31, 2010

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 300	$27,668	$3,361	5.09%	0.61%
Up 200	26,466	$2,159	4.87%	0.39%
Up 100	25,193	$886	4.64%	0.16%
Base	24,307	$-	4.48%	0.00%
Down 100	24,670	$363	4.55%	0.07%
Down 200	24,676	$369	4.55%	0.07%
Down 300	24,747	$440	4.56%	0.08%

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

Liquidity and Funds Management

The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and available-for-sale investment securities. In addition, we maintain lines of credit from the Federal Home Loan Bank of Atlanta and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers.  For additional information about borrowings and anticipated principal repayments refer to the discussion about Contractual Obligations below and “Item 8 –. Financial Statements” and Supplementary Data, Footnotes 10 and 11.

We prepare a monthly cash flow report which forecasts weekly cash needs and availability for the coming three months, based on forecasts of loan closings from our pipeline report and other factors.

During the year ended December 31, 2011, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2011, we had $106.6 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $690 thousand at December 31, 2011. The amount of certificate of deposit accounts maturing in 2012 is $157.7 million as of December 31, 2011. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

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

Under the FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Under that statute, the Federal Deposit Insurance Corporation has promulgated regulations setting the levels at which an insured institution such as the bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The bank is classified “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. See “Supervision and Regulation—Capital Requirements.”

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of Southern National and the Bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum
	Required for
	Capital		Actual Ratio at
	Adequacy	To Be Categorized	December 31,
	Purposes	as Well Capitalized	2011	2010
				(As Restated)
Southern National
Tier 1 risk-based capital ratio	4.00%	6.00%	19.37%	19.75%
Total risk-based capital ratio	8.00%	10.00%	20.61%	20.99%
Leverage ratio	4.00%	5.00%	14.89%	14.52%
Sonabank
Tier 1 risk-based capital ratio	4.00%	6.00%	18.62%	18.96%
Total risk-based capital ratio	8.00%	10.00%	19.87%	20.20%
Leverage ratio	4.00%	5.00%	14.31%	13.93%

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this Annual Report on Form 10-K concerning Southern National have been prepared in accordance with U. S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets. Like most financial institutions, changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities, which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings.

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

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2011.  The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.

	Contractual Obligations
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	(in thousands)
Certificates of deposit (1)	$157,703	$77,334	$20,684	$63	$255,784
Securities sold under agreements to repurchase	14,236	-	-	-	14,236
FHLB overnight advances	3,500	-	-	-	3,500
FHLB long-term advances	5,000	25,000	-	-	30,000
Operating leases	1,365	2,204	1,002	504	5,075
Total	$181,804	$104,538	$21,686	$567	$308,595

(1)  Certificates of deposit give customers rights to early withdrawal.  Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit written are conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $6.5 million and $2.4 million as of December 31, 2011 and 2010, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We evaluate each customer’s creditworthiness on a case-by-case basis.  At December 31, 2011 and 2010, we had unfunded loan commitments approximating $107.3 million and $139.9 million, respectively.

Item 7A. - Quantitative and Qualitative Disclosures about Market Risk

This information is incorporated herein by reference from “Item 7-. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 73 through 76 of this Annual Report on Form 10-K.

Item 8. – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Southern National Bancorp of Virginia, Inc.:

We have audited the accompanying consolidated balance sheets of Southern National Bancorp of Virginia, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated financial statements of the Company as of December 31, 2010 and 2009, were audited by other auditors whose report dated March 15, 2011, expressed an unqualified opinion on those statements, before the restatement described in note 2 to the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company  as of December 31, 2011 and 2010, and the results of its  operations and its  cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southern National Bancorp of Virginia, Inc.’s  internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 16, 2012 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
April 16, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Southern National Bancorp of Virginia, Inc.:

We have audited Southern National Bancorp of Virginia, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting (Item 9A(2)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the design and operating effectiveness of management’s controls over the review and assessment of the accounting for non-routine transactions has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southern National Bancorp of Virginia, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated April 16, 2012, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Southern National Bancorp of Virginia, Inc.  has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

McLean, Virginia
April 16, 2012

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2011	2010
		(As Restated)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,432	$2,180
Interest-bearing deposits in other financial institutions	2,603	7,565
Total cash and cash equivalents	5,035	9,745

Securities available for sale, at fair value	9,905	11,068

Securities held to maturity, at amortized cost (fair value of $34,464 and $43,965, respectively)	35,075	44,895

Covered loans	82,588	95,788
Non-covered loans	409,180	367,266
Total loans	491,768	463,054
Less allowance for loan losses	(6,295)	(5,599)
Net loans	485,473	457,455

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,653	6,350
Bank premises and equipment, net	6,350	4,659
Goodwill	9,160	8,723
Core deposit intangibles, net	1,995	2,915
FDIC indemnification asset	7,537	8,293
Bank-owned life insurance	17,575	14,568
Other real estate owned	14,256	4,577
Deferred tax assets, net	6,255	5,937
Other assets	6,104	7,469

Total assets	$611,373	$586,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$32,582	$34,529
Interest-bearing deposits:
NOW accounts	17,497	15,961
Money market accounts	148,959	169,861
Savings accounts	6,273	5,490
Time deposits	255,784	205,133
Total interest-bearing deposits	428,513	396,445
Total deposits	461,095	430,974

Securities sold under agreements to repurchase and other short-term borrowings	17,736	23,908
Federal Home Loan Bank (FHLB) advances	30,000	35,000
Other liabilities	3,491	2,441
Total liabilities	512,322	492,323

Commitments and contingencies (see note 15)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at December 31, 2011 and 2010	116	116
Additional paid in capital	96,645	96,478
Retained earnings	5,472	1,071
Accumulated other comprehensive loss	(3,182)	(3,334)
Total stockholders’ equity	99,051	94,331

Total liabilities and stockholders’ equity	$611,373	$586,654

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share amounts)
	For the Years Ended December 31,
	2011	2010	2009
		(As Restated)	(As Restated)
Interest and dividend income:
Interest and fees on loans	$31,278	$33,450	$21,040
Interest and dividends on taxable securities	1,914	2,635	2,701
Interest and dividends on other earning assets	231	205	165
Total interest and dividend income	33,423	36,290	23,906
Interest expense:
Interest on deposits	4,980	7,172	6,728
Interest on borrowings	1,107	1,341	1,349
Total interest expense	6,087	8,513	8,077

Net interest income	27,336	27,777	15,829

Provision for loan losses	8,492	9,025	6,538
Net interest income after provision for loan losses	18,844	18,752	9,291

Noninterest income (loss):
Account maintenance and deposit service fees	833	900	676
Income from bank-owned life insurance	1,336	554	579
Gain on sale of SBA loans	395	-	206
Bargain purchase gain on acquisitions	-	-	424
Net loss on other assets	(297)	(274)	(214)
Total other-than-temporary impairment losses (OTTI)	(329)	(288)	(12,698)
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	4,984
Net credit related OTTI recognized in earnings	(329)	(288)	(7,714)
Gain on sales of securities available for sale	-	142	371
Other	207	341	86

Total noninterest income (loss)	2,145	1,375	(5,586)

Noninterest expenses:
Salaries and benefits	6,787	6,186	4,461
Occupancy expenses	2,240	2,101	1,615
Furniture and equipment expenses	556	591	516
Amortization of core deposit intangible	919	943	731
Virginia franchise tax expense	686	735	562
FDIC assessment	522	705	755
Data processing expense	546	587	339
Telephone and communication expense	392	403	283
Change in FDIC indemnification asset	(99)	(60)	-
Acquisition expenses	-	-	499
Other operating expenses	2,347	2,006	1,301
Total noninterest expenses	14,896	14,197	11,062
Income (loss) before income taxes	6,093	5,930	(7,357)
Income tax expense (benefit)	1,692	1,876	(2,677)
Net income (loss)	$4,401	$4,054	$(4,680)
Other comprehensive income (loss):
Unrealized gain on available for sale securities	$103	$261	$303
Realized amount on securities sold, net	-	(142)	(371)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	133	238	(4,984)
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for sale	(5)	(123)	3,561
Net unrealized gain (loss)	231	234	(1,491)
Tax effect	79	79	(507)
Other comprehensive income (loss)	152	155	(984)
Comprehensive income (loss)	$4,553	$4,209	$(5,664)
Earnings per share, basic and diluted	$0.38	$0.35	$(0.62)

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - January 1, 2009	$68	$69,516	$1,697	$(2,505)	$68,776
Comprehensive loss:
Net loss			(4,680)		(4,680)
Change in unrealized loss on securities available for sale (net of tax, $23)				(45)	(45)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $484 and accretion, $28 and amounts recorded into other comprehensive income at transfer)				(939)	(939)
Total comprehensive loss					(5,664)
Stock-based compensation expense		57			57
Issuance of common stock (4,791,665 shares), net	48	26,871			26,919

Balance - December 31, 2009 (As Restated)	116	96,444	(2,983)	(3,489)	90,088
Comprehensive income:
Net income			4,054		4,054
Change in unrealized loss on securities available for sale (net of tax, $40)				79	79
Change in unrecognized loss on sceurities held to maturity for which a portion of OTTI has been recognized (net of tax, $39 and accretion, $123 and amounts recorded into other comprehensive income at transfer)				76	76
Total comprehensive income					4,209
Stock-based compensation expense		82			82
Additional cost of 2009 common stock issuance		(48)			(48)

Balance - December 31, 2010 (As Restated)	116	96,478	1,071	(3,334)	94,331
Comprehensive income:
Net income			4,401		4,401
Change in unrealized loss on securities available for sale (net of tax, $35)				68	68
Change in unrecognized loss on sceurities held to maturity for which a portion of OTTI has been recognized (net of tax, $44 and accretion, $5 and amounts recorded into other comprehensive income at transfer)				84	84
Total comprehensive income					4,553
Stock-based compensation expense		167			167

Balance - December 31, 2011
	$116	$96,645	$5,472	$(3,182)	$99,051

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended
	December 31,
	2011	2010	2009
		(As Restated)	(As Restated)
Operating activities:
Net income (loss)	$4,401	$4,054	$(4,680)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	540	537	520
Amortization of core deposit intangible	919	943	731
Other amortization, net	33	109	42
Accretion of loan discount	(3,272)	(5,781)	(565)
Decrease (increase) in FDIC indemnification asset	(99)	(60)	-
Provision for loan losses	8,492	9,025	6,538
Earnings on bank-owned life insurance	(536)	(554)	(579)
Stock based compensation expense	167	82	57
Gain on sale of loans	(395)	-	(206)
Impairment on securities	329	288	7,714
Gain on sales of securities	-	(142)	(371)
Gain on branch acquisition	-	-	(424)
Net loss on other real estate owned	297	274	274
Provision for deferred income taxes	(400)	(1,724)	(2,428)
Net (increase) decrease in other assets	1,661	(328)	(3,071)
Net increase (decrease) in other liabilities	1,017	(3,885)	1,991
Net cash and cash equivalents provided by operating activities	13,154	2,838	5,543
Investing activities:
Purchases of securities available-for-sale	-	-	(10,333)
Proceeds from sales of securities available for sale	-	4,728	34,012
Proceeds from paydowns, maturities and calls of securities available for sale	1,215	2,857	1,816
Purchases of securities held to maturity	-	-	(19,897)
Proceeds from paydowns, maturities and calls of securities held to maturity	9,911	12,892	12,637
Loan originations and payments, net	(49,184)	(3,852)	(31,312)
Proceeds from sale of SBA loans	4,252	-	2,835
Purchase of bank-owned life insurance	(3,000)	-	-
Net cash received in branch acquisition	40,400	-	3,119
Net cash received in Greater Atlantic acquisition	-	-	50,213
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(303)	(410)	(386)
Payments received on FDIC indemnification asset	855	-	-
Proceeds from sale of other real estate owned	2,075	2,570	1,655
Purchases of bank premises and equipment	(522)	(1,971)	(100)
Net cash and cash equivalents provided by investing activities	5,699	16,814	44,259
Financing activities:
Net decrease in deposits	(12,391)	(24,817)	(59,186)
Proceeds from Federal Home Loan Bank advances	-	5,000	-
Repayment of Federal Home Loan Bank advances	(5,000)	-	(25,357)
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	(6,172)	1,888	1,130
Issuance of common stock, net of issuance costs	-	-	26,919
Additional cost of 2009 common stock issuance	-	(48)	-
Net cash and cash equivalents used in financing activities	(23,563)	(17,977)	(56,494)
Increase (decrease) in cash and cash equivalents	(4,710)	1,675	(6,692)
Cash and cash equivalents at beginning of period	9,745	8,070	14,762
Cash and cash equivalents at end of period	$5,035	$9,745	$8,070
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$6,139	$8,851	$8,746
Income taxes	1,435	1,557	380
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	12,007	3,209	1,043
Transfer from covered loans to other real estate owned	82	676	-

See accompanying notes to consolidated financial statements.

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations.  Sonabank operates 14 branches in Virginia located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Loudoun County (Middleburg, Leesburg (2), and South Riding), Front Royal, New Market, Richmond and Clifton Forge, and we also have a branch in Rockville, Maryland.

Southern National filed a Form 8-K on February 7, 2012, disclosing that it will restate its financial statements for the year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.   Errors have been identified in the purchase accounting for the acquisition of Greater Atlantic Bank in December 2009.  (Please refer to Footnote 2).

The accounting policies and practices of Southern National and subsidiary conform to U. S. generally accepted accounting principles and to general practice within the banking industry.  Major policies and practices are described below:

Principles of Consolidation

The consolidated financial statements include the accounts of Southern National and its wholly owned subsidiary.  Southern National is a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Sonabank.   All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.  Material estimates that are particularly susceptible to significant change in the near term include: the determination of the allowance for loan losses, the fair value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, the FDIC indemnification asset, mortgage servicing rights, other real estate owned and deferred tax assets.

Investment Securities

Debt securities that Southern National has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost.

Securities classified as available for sale are those debt and equity securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors.  Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity.

Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method.

Southern National purchases amortizing investment securities in which the underlying assets are residential mortgage loans subject to prepayments.  The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from the borrowers’ election to refinance the underlying mortgage based on market and other conditions.  The purchase premiums and discounts associated with these assets are amortized or accreted to interest income over the estimated life of the related assets.  The estimated life is calculated by projecting future prepayments and the resulting principal cash flows until maturity.  Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments.  The prepayment rates form the basis for income recognition of premiums and discounts on the related assets.  Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin.  Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

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

Loans

Southern National provides mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by non-residential mortgage loans throughout its market area.  The ability of Southern National’s debtors to honor their contracts is in varying degrees dependent upon the real estate market conditions and general economic conditions in this area.

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

Most of Southern National’s business activity is with customers located within Virginia and Maryland.  Therefore, our exposure to credit risk is significantly affected by changes in the economy in those areas. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Southern National has purchased, primarily through acquisitions, individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination.  These purchased loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination.  Southern National estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loans’ or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

In accordance with Accounting Standards Codification 310-30, and based on current information and events, if it becomes probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Bank will recalculate the amount of accretable yield for the acquired loans as the excess of the revised cash flows expected to be collected over the sum of (1) the initial investment in the loans less (2) cash collected less (3) write downs, if any plus (4) the amount of yield accreted to date.  The amount of accretable yield will be adjusted by reclassification from non-accretable yield.  This adjustment would be accounted for as a change in estimate with the amount of periodic accretion adjusted over the remaining life of the loans.

Through December 31, 2011, we do not feel that there has been a significant increase or improvement in expected cash flows or actual cash flows.  We continuously monitor the portfolio of acquired loans for indications of significant improvement.

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

A loan is considered impaired when, based on current information and events, it is probable that Southern National will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan documentation. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Individual consumer and residential loans are evaluated for impairment based on regulatory guidelines.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual net loss history experienced by Southern National over the most recent three years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified:  owner occupied commercial real estate, non-owner occupied commercial real estate, construction and land development, commercial loans, 1-4 family residential, and consumer.  While underwriting practices in this environment are more stringent, the bank estimates the effect of internal factors on future net loss experience to be negligible.  Management’s estimate of the effect of current external economic environmental conditions on future net loss experience is significant in all loan segments and particularly on loans secured by real estate including single family 1-4, non-owner occupied commercial real estate and construction and land development loans.  These factors include excess inventory, generally less demand driven in part by fewer qualified borrowers and buyers.  These considerations have played a significant role in management’s estimate of the adequacy of the allowance for loan and lease losses.

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

Construction and land development primarily consist of borrowings to purchase and develop raw land into residential and non-residential properties.  Construction loans are extended to individuals as well as corporations for the construction of an individual or multiple properties and are secured by raw land and the subsequent improvements.  Repayment of the loans to real estate developers is dependent upon the sale or lease of properties to third parties in a timely fashion upon completion.  Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value which may be absorbed by Southern National.

Commercial loans consist of borrowings for commercial purposes to individuals, corporations, partnerships, sole proprietorships, and other business enterprises.  Commercial loans are generally secured by business assets such as equipment, accounts receivable, inventory, or any other asset excluding real estate and generally made to finance capital expenditures or operations.  Southern National’s risk exposure is related to deterioration in the value of collateral securing the loan should foreclosure become necessary.  Generally, business assets used or produced in operations do not maintain their value upon foreclosure which may require Southern National to write-down the value significantly to sell.

Residential real estate loans consist of loans to individuals for the purchase of primary residences with repayment primarily through wage or other income sources of the individual borrower.  Southern National’s loss exposure to these loans is dependent on local market conditions for residential properties as loan amounts are determined, in part, by the fair value of the property at origination.

Consumer loans are comprised of loans to individuals both unsecured and secured and open-end home equity loans secured by real estate, with repayment dependent on individual wages and other income.  The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary.  Losses in this portfolio are generally relatively low, however, due to the small individual loan size and the balance outstanding as a percentage of Southern National’s entire portfolio.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from Southern National, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and Southern National does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight line method with useful lives of 30 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Goodwill and Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Southern National has selected August 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Bank-owned Life Insurance

Southern National has purchased life insurance policies on certain key executives.  Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Other Real Estate Owned

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

FDIC Indemnification Asset

The acquisition of Greater Atlantic Bank on December 4, 2009 was accounted for under the acquisition method of accounting, and the assets and liabilities were recorded at their estimated fair values.  The FDIC indemnification asset was measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. See Footnote 2 for a discussion of the restatement of the indemnification asset. The indemnification asset represents the present value of cash flows expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages at the acquisition date.  The estimated gross cash flows associated with this receivable were $9.3 million, and the present value of the cash flows was restated to be $8.8 million as of December 4, 2009. These cash flows were discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.  The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The difference between the gross cash flows and the fair value of the indemnification asset, $489 thousand, will be accreted and recognized as a change in the FDIC indemnification asset in our statements of income over the estimated loss period of the loans.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Southern National recognizes interest and/or penalties related to income tax matters in income tax expense.

We adopted the guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. The effect of adopting this new guidance had no effect on our consolidated financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2011.  Southern National and its subsidiary file a consolidated U. S. federal tax return and a Virginia state income tax return.  These returns are subject to examination by taxing authorities for all years after 2007.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements in the amount of $1.2 million at December 31, 2011 and 2010.  These balances do not earn interest.

Consolidated Statements of Cash Flows

For purposes of reporting cash flows, Southern National defines cash and cash equivalents as cash due from banks and interest-bearing deposits in other banks with maturities less than 90 days.  Net cash flows are reported for customer loan and deposit transactions and short-term borrowings.

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

Off Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, Southern National has entered into commitments to extend credit and standby letters of credit.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-042, Receivables (Topic 310: A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This amendment clarifies the guidance on the evaluation made by a creditor on whether a restructuring constitutes a troubled debt restructuring.  It clarifies the guidance related to a creditor’s evaluation of whether it has granted a concession to a debtor and also clarifies the guidance on a creditor’s evaluation of whether the debtor is experiencing financial difficulties.  The amendment is effective for public entities for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption.  The related disclosure requirements were also effective for interim and annual periods beginning on or after June 15, 2011.  We have adopted this guidance for purposes of evaluating our modifications as troubled debt restructurings.

The FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU was issued concurrently with IFRS 13, Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements.  The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.  A public entity is required to apply the ASU prospectively for interim and annual periods after December 15, 2011.  Early adoption is not permitted to a public entity.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practical.  The adoption of his standard will not have a material impact on our consolidated financial condition or operations.

The FAB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements.  Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements.  The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity.  An entity should apply the ASU retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We currently prepare a separate statement of comprehensive income, and therefore, have early adopted this standard as permitted.

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

2.     CORRECTION OF ERRORS RELATED TO PURCHASE ACCOUNTING

In December 2009, we acquired Greater Atlantic Bank from the FDIC.  We have identified errors in the purchase accounting related to that acquisition.  We had utilized the services of a valuation consultant to assist with the identification and estimation of the fair value of the assets acquired and liabilities assumed.   We identified an error in the calculation of the FDIC indemnification asset, and on February 7, 2012, we filed a Form 8-K disclosing that we will restate our financial statements for year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.

Specifically, a redundant credit loss assumption was applied to the acquired residential and home equity loan portfolios for purposes of calculating the expected credit losses for these portfolios recoverable from the FDIC.  This error resulted in an overstatement of the FDIC indemnification asset.   The correction of the error resulted in the removal of the gain of $11.2 million as reported, as well as adjustments to other amounts originally reported in 2009.  We engaged a different advisor to assist with calculating the correct initial fair value of the indemnification asset; accretion of the acquired loan discount; calculation of estimated amounts due back to the FDIC in the event that losses do not achieve a specified level (the clawback liability); and other purchase accounting adjustments. Correcting the 2009 purchase accounting entries required adjustments to certain reported amounts in 2010 and 2011.

Footnote 18 presents the assets acquired and liabilities assumed on an as reported and as adjusted basis.

Restatement of the quarterly condensed financial information was also necessary.  See Footnote 22 to the consolidated financial statements.

Notes (a) through (f) below describe the restatement adjustments to the consolidated balance sheets as of December 31, 2010 and 2009, and the consolidated statements of income and comprehensive income (loss), changes in stockholders’, and cash flows for the two years ended December 31, 2010 presented in the following tables.

(a)	Correct the initial fair value of the FDIC indemnification asset as of the date of acquisition in 2009, the carrying amount as of December 31, 2010 and the related accretion.

(b)
Correct the accretion amounts for the accretable discount on the acquired loans. On the statement of cash flows as reported, the accretion of the loan discount was included in loan originations and payments, net with investing activities.

(c)	Reverse the amount recorded for the bargain purchase gain on the Greater Atlantic Bank acquisition of $11.2 million, and correct the related tax effects. Recognize goodwill of $10 thousand.

(d)
Record a liability for amounts expected to be paid to the FDIC at the maturity of the indemnification agreement as credit losses are not expected to reach levels established in the Purchase and Assumption Agreement for the acquisition of Greater Atlantic Bank.  This liability was reflected at the net present value of expected cash outflows of $586 thousand, and is accreted through other operating expenses to the expected cash disbursement.

(e)	Record the tax effects for the impact of the adjustments.

(f)	Corrections to the statement of cash flows to reflect the impact of the aforementioned adjustments as well as to present the accretion of the loan discount in operating activities.

	Impact on Consolidated Balance Sheets
	December 31, 2010				December 31, 2009
	As Previously				As Previously
	Reported	As Restated	Adjustment		Reported	As Restated	Adjustment
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,180	$2,180	$-		$2,858	$2,858	$-
Interest-bearing deposits in other financial institutions	7,565	7,565	-		5,212	5,212	-
Total cash and cash equivalents	9,745	9,745	-		8,070	8,070	-

Securities available for sale, at fair value	11,068	11,068	-		18,505	18,505	-

Securities held to maturity, at amortized cost (fair value of $34,464, $43,965 and $57,841, respectively)	44,895	44,895	-		57,696	57,696	-
Covered loans	92,171	95,788	3,617	b	111,989	112,489	500	b
Non-covered loans	367,266	367,266	-		350,298	350,298	-
Total loans	459,437	463,054	3,617		462,287	462,787	500
Less allowance for loan losses	(5,599)	(5,599)	-		(5,172)	(5,172)	-
Net loans	453,838	457,455	3,617		457,115	457,615	500

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,350	6,350	-		5,940	5,940	-
Bank premises and equipment, net	4,659	4,659	-		3,225	3,225	-
Goodwill	8,713	8,723	10	c	8,713	8,723	10	c
Core deposit intangibles, net	2,915	2,915	-		3,858	3,858	-
FDIC indemnification asset	18,536	8,293	(10,243)	a	19,408	8,824	(10,584)	a
Bank-owned life insurance	14,568	14,568	-		14,014	14,014	-
Other real estate owned	4,577	4,577	-		3,537	3,537	-
Deferred tax assets, net	3,782	6,602	2,820	e	4,559	8,183	3,624	e
Other assets	7,178	6,804	(374)	e	6,034	6,034	-
			-				-
Total assets	$590,824	$586,654	(4,170)		$610,674	$604,224	(6,450)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$34,529	$34,529	$-		$33,339	$33,339	$-
Interest-bearing deposits:
NOW accounts	15,961	15,961	-		17,499	17,499	-
Money market accounts	169,861	169,861	-		130,131	130,131	-
Savings accounts	5,490	5,490	-		4,398	4,398	-
Time deposits	205,133	205,133	-		270,424	270,424	-
Total interest-bearing deposits	396,445	396,445	-		422,452	422,452	-
Total deposits	430,974	430,974	-		455,791	455,791	-

Securities sold under agreements to repurchase and other short-term borrowings	23,908	23,908	-		22,020	22,020	-
Federal Home Loan Bank (FHLB) advances	35,000	35,000	-		30,000	30,000	-
Other liabilities	1,828	2,441	613	d	5,739	6,325	586	d
Total liabilities	491,710	492,323	613		513,550	514,136	586

Commitments and contingencies (see note 15)	-	-			-	-

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-			-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at December 31, 2010 and 2009	116	116	-		116	116	-
Additional paid in capital	96,478	96,478	-		96,444	96,444	-
Retained earnings	5,854	1,071	(4,783)		4,053	(2,983)	(7,036)
Accumulated other comprehensive loss	(3,334)	(3,334)	-		(3,489)	(3,489)	-
Total stockholders’ equity	99,114	94,331	(4,783)		97,124	90,088	(7,036)

Total liabilities and stockholders’ equity	$590,824	$586,654	$(4,170)		$610,674	$604,224	$(6,450)

	Impact on Consolidated Statements of Income and Comprehensive Income (Loss)
	For the Years Ended
	December 31, 2010				December 31, 2009
	As Previously				As Previously
	Reported	As Restated	Adjustment		Reported	As Restated	Adjustment
Interest and dividend income:
Interest and fees on loans	$30,333	$33,450	$3,117	b	$20,540	$21,040	$500	b
Interest and dividends on taxable securities	2,635	2,635	-		2,701	2,701	-
Interest and dividends on other earning assets	205	205	-		165	165	-
Total interest and dividend income	33,173	36,290	3,117		23,406	23,906	500
Interest expense:
Interest on deposits	7,172	7,172	-		6,728	6,728	-
Interest on borrowings	1,341	1,341	-		1,349	1,349	-
Total interest expense	8,513	8,513	-		8,077	8,077	-

Net interest income	24,660	27,777	3,117		15,329	15,829	500

Provision for loan losses	9,025	9,025	-		6,538	6,538	-
Net interest income after provision for loan losses	15,635	18,752	3,117		8,791	9,291	500

Noninterest income (loss):
Account maintenance and deposit service fees	900	900	-		676	676	-
Income from bank-owned life insurance	554	554	-		579	579	-
Gain on sale of SBA loans	-	-	-		206	206	-
Bargain purchase gain on acquisitions	-	-	-		11,584	424	(11,160	) c
Net loss on other assets	(274)	(274)	-		(214)	(214)	-
Total other-than-temporary impairment losses (OTTI)	(288)	(288)	-		(12,698)	(12,698)	-
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	-		4,984	4,984	-
Net credit related OTTI recognized in earnings	(288)	(288)	-		(7,714)	(7,714)	-
Gain on sales of securities available for sale	142	142	-		371	371	-
Other	341	341	-		86	86	-

Total noninterest income (loss)	1,375	1,375	-		5,574	(5,586)	(11,160)

Noninterest expenses:
Salaries and benefits	6,186	6,186	-		4,461	4,461	-
Occupancy expenses	2,101	2,101	-		1,615	1,615	-
Furniture and equipment expenses	591	591	-		516	516	-
Amortization of core deposit intangible	943	943	-		731	731	-
Virginia franchise tax expense	735	735	-		562	562	-
FDIC assessment	705	705	-		755	755	-
Data processing expense	587	587	-		339	339	-
Telephone and communication expense	403	403	-		283	283	-
Change in FDIC indemnification asset	281	(60)	(341	) a	-	-	-
Acquisition expenses	-	-	-		499	499	-
Other operating expenses	1,979	2,006	27	d	1,301	1,301	-
Total noninterest expenses	14,511	14,197	(314)		11,062	11,062	-
Income (loss) before income taxes	2,499	5,930	3,431		3,303	(7,357)	(10,660)
Income tax expense (benefit)	698	1,876	1,178	e	947	(2,677)	(3,624	) e
Net income (loss)	$1,801	$4,054	$2,253		$2,356	$(4,680)	$(7,036)
Other comprehensive income (loss):
Unrealized gain on available for sale securities	$261	$261	$-		$303	$303	$-
Realized amount on securities sold, net	(142)	(142)	-		(371)	(371)	-
Non-credit component of other-than-temporary impairment on held-to-maturity securities	238	238	-		(4,984)	(4,984)	-
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for sale	(123)	(123)	-		3,561	3,561	-
Net unrealized gain (loss)	234	234	-		(1,491)	(1,491)	-
Tax effect	79	79	-		(507)	(507)	-
Other comprehensive income (loss)	155	155	-		(984)	(984)	-
Comprehensive income (loss)	$1,956	$4,209	$2,253		$1,372	$(5,664)	$(7,036)
Earnings per share, basic and diluted	$0.16	$0.35	$0.19		$0.31	$(0.62)	$(0.93)

	Impact on Consolidated Statements
	of Changes in Stockholders’ Equity
	As Previously
	Reported	As Restated	Adjustment

Balance - January 1, 2009	$68,776	$68,776	$-
Comprehensive loss:
Net income (loss)	2,356	(4,680)	(7,036)
Change in unrealized loss on securities available for sale (net of tax, $23)	(45)	(45)	-
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $484 and accretion, $28 and amounts recorded into other comprehensive income at transfer)	(939)	(939)	-
Total comprehensive loss	1,372	(5,664)	(7,036)
Stock-based compensation expense	57	57	-
Issuance of common stock (4,791,665 shares), net	26,919	26,919	-

Balance - December 31, 2009	97,124	90,088	(7,036)
Comprehensive income:
Net income	1,801	4,054	2,253
Change in unrealized loss on securities available for sale (net of tax, $40)	79	79	-
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $39 and accretion, $123 and amounts recorded into other comprehensive income at transfer)	76	76	-
Total comprehensive income	1,956	4,209	2,253
Stock-based compensation expense	82	82	-
Additional cost of 2009 common stock issuance	(48)	(48)	-

Balance - December 31, 2010	$99,114	$94,331	$(4,783)

	Impact on Consolidated Statements Cash Flows
	For the Years Ended
	December 31, 2010				December 31, 2009
	As Previously				As Previously
	Reported	As Restated	Adjustment		Reported	As Restated	Adjustment
Operating activities:
Net income (loss)	$1,801	$4,054	$2,253		$2,356	$(4,680)	$(7,036)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	537	537	-		520	520	-
Amortization of core deposit intangible	943	943	-		731	731	-
Other amortization, net	109	109	-		42	42	-
Accretion of loan discount	-	(5,781)	(5,781	) b	-	(565)	(565	) b
Decrease (increase) in FDIC indemnification asset	281	(60)	(341	) a	-	-	-
Provision for loan losses	9,025	9,025	-		6,538	6,538	-
Earnings on bank-owned life insurance	(554)	(554)	-		(579)	(579)	-
Stock based compensation expense	82	82	-		57	57	-
Gain on sale of loans	-	-	-		(206)	(206)	-
Impairment on securities	288	288	-		7,714	7,714	-
Gain on sales of securities	(142)	(142)	-		(371)	(371)	-
Gain on branch acquisition	-	-	-		(424)	(424)	-
Gain on Greater Atlantic acquisition	-	-	-		(11,160)	-	11,160	c
Net loss on other real estate owned	274	274	-		274	274	-
Provision for deferred income taxes	-	(1,724)	(1,724	) f	-	(2,428)	(2,428	) f
Net (increase) decrease in other assets	(113)	(328)	(215	) f	(1,874)	(3,071)	(1,197	) f
Net increase (decrease) in other liabilities	(3,912)	(3,885)	27	f	2,490	1,991	(499	) f
Net cash and cash equivalents provided by operating activities	8,619	2,838	(5,781)		6,108	5,543	(565)
Investing activities:
Purchases of securities available-for-sale	-	-			(10,333)	(10,333)	-
Proceeds from sales of securities available for sale	4,728	4,728	-		34,012	34,012	-
Proceeds from paydowns, maturities and calls of securities available for sale	2,857	2,857	-		1,816	1,816	-
Purchases of securities held to maturity	-	-	-		(19,897)	(19,897)	-
Proceeds from paydowns, maturities and calls of securities held to maturity	12,892	12,892	-		12,637	12,637	-
Loan originations and payments, net	(9,633)	(3,852)	5,781	b	(31,877)	(31,312)	565	b
Proceeds from sale of SBA loans	-	-	-		2,835	2,835	-
Net cash received in branch acquisition	-	-	-		3,119	3,119	-
Net cash received in Greater Atlantic acquisition	-	-	-		50,213	50,213	-
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(410)	(410)	-		(386)	(386)	-
Proceeds from sale of other real estate owned	2,570	2,570	-		1,655	1,655	-
Purchases of bank premises and equipment	(1,971)	(1,971)	-		(100)	(100)	-
Net cash and cash equivalents provided by investing activities	11,033	16,814	5,781		43,694	44,259	565
Financing activities:
Net decrease in deposits	(24,817)	(24,817)	-		(59,186)	(59,186)	-
Proceeds from Federal Home Loan Bank advances	5,000	5,000	-		-	-	-
Repayment of Federal Home Loan Bank advances	-	-	-		(25,357)	(25,357)	-
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	1,888	1,888	-		1,130	1,130	-
Issuance of common stock, net of issuance costs	-	-	-		26,919	26,919	-
Additional cost of 2009 common stock issuance	(48)	(48)	-		-	-	-
Net cash and cash equivalents used in financing activities	(17,977)	(17,977)	-		(56,494)	(56,494)	-
Increase (decrease) in cash and cash equivalents	1,675	1,675	-		(6,692)	(6,692)	-
Cash and cash equivalents at beginning of period	8,070	8,070	-		14,762	14,762	-
Cash and cash equivalents at end of period	$9,745	$9,745	$-		$8,070	$8,070	$-
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$8,851	$8,851	-		$8,746	$8,746	$-
Income taxes	1,557	1,557	-		380	380	-
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	3,209	3,209	-		1,043	1,043	-
Transfer from covered loans to other real estate owned	676	676	-		-	-	-

3.       SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
December 31, 2011	Cost	Gains	Losses	Value
SBA guaranteed loan pools	$9,557	$280	$-	9,837
FHLMC preferred stock	16	52	-	68
Total	$9,573	$332	$-	$9,905

	Amortized	Gross Unrealized		Fair
December 31, 2010	Cost	Gains	Losses	Value
SBA guaranteed loan pools	$10,822	$216	$-	11,038
FHLMC preferred stock	16	14	-	30
Total	$10,838	$230	$-	$11,068

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
December 31, 2011	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$26,105	$1,710		$27,815
Residential government-sponsored collateralized mortgage obligations	85	2		87
Other residential collateralized mortgage obligations	957	-	(157)	800
Trust preferred securities	7,928	674	(2,840)	5,762
	$35,075	$2,386	$(2,997)	$34,464

	Amortized	Gross Unrecognized		Fair
December 31, 2010	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$34,088	$1,247	$-	$35,335
Residential government-sponsored collateralized mortgage obligations	188	8	-	196
Other residential collateralized mortgage obligations	1,166	5	-	1,171
Trust preferred securities	9,453	675	(2,865)	7,263
	$44,895	$1,935	$(2,865)	$43,965

During 2011, we sold no securities. During 2010, we sold $4.7 million of available-for-sale mortgage-backed securities resulting in gross gains of $142 thousand.  During the year ended December 31, 2009, we sold $34.0 million of available-for-sale mortgage-backed securities and 25,000 shares of FHLMC preferred stock resulting in gross gains of $371 thousand.  The tax provision related to these realized gains was $48 thousand and $126 thousand for 2010 and 2009, respectively.

The fair value and amortized cost, if different, of debt securities as of December 31, 2011 by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$-	$-	$260	$264
Due in five to ten years	-	-	946	971
Due after ten years	7,928	5,762	8,351	8,602
Residential government-sponsored mortgage-backed securities	26,105	27,815	-	-
Residential government-sponsored collateralized mortgage obligations	85	87	-	-
Other residential collateralized mortgage obligations	957	800	-	-
Total	$35,075	$34,464	$9,557	$9,837

Securities with a carrying amount of approximately $36.0 million and $45.3 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment.  At December 31, 2011 and December 31, 2010, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $5.6 million in the portfolio that are considered temporarily impaired at December 31, 2011. The following tables present information regarding securities in a continuous unrealized loss position as of December 31, 2011 and December 31, 2010 (in thousands) by duration of time in a loss position:

December 31, 2011
	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Other residential collateralized mortgage obligations	$800	$(157)	$-	$-	$800	$(157)
Trust preferred securities	-	-	4,783	(2,840)	4,783	(2,840)
	$800	$(157)	$4,783	$(2,840)	$5,583	$(2,997)

December 31, 2010
	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Trust preferred securities	$-	$-	$4,805	$(2,865)	$4,805	$(2,865)

As of December 31, 2011, we owned pooled trust preferred securities as follows (in thousands):

										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$7,075	$6,348	$3,733	$107,400	$303
MMCF III B	Senior Sub	A3	A-	Ba1	CC	437	427	303	37,000	10
						7,512	6,775	4,036		$313

										Cumulative	Cumulative
										Other Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	383	364	134,100	763	$354
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,081	128	230	157,205	1,374	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	31	218,750	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,057	32	32	121,682	335	690
ALESCO V C1	Mezzanine	A2	A	C	C	2,104	465	383	90,000	978	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,135	29	262	246,100	547	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,087	116	424	82,400	791	1,180
						14,003	1,153	1,726		$4,795	$8,055

Total						$21,515	$7,928	$5,762

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

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is more likely than not that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired during the year ended December 31, 2011, except for the MMC Funding XVIII and TPREF Funding II securities.

Our analyses resulted in OTTI charges related to credit on the trust preferred securities in the amount of $329 thousand during the year ended December 31, 2011, compared to OTTI charges related to credit on the trust preferred securities totaling $151 thousand and $7.6 million for the years ended December 31, 2010 and 2009, respectively.

We also own $957 thousand of SARM 2005-22 1A2. This residential collateralized mortgage obligation was originally rated AAA by Standard and Poors. After a series of downgrades, this security has been other than temporarily impaired in past reporting periods. For the fourth quarter of 2011 and based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support it has been determined that no OTTI charge for credit was required for the quarter ended December 31, 2011.  The assumptions used in the analysis included a 3.3% prepayment speed, 12% default rate, a 48% loss severity and an accounting yield of 2.47%. We recorded no OTTI charges for credit on this security during 2011. We recorded OTTI charges for credit on this security of $137 thousand in 2010 and $139 thousand during 2009.

The following table presents a roll forward of the credit losses recognized in earnings for the periods ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,002	$7,714	$-
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-	7,714
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	329	288	-
Reductions due to realized losses	(54)	-	-
Amount of cumulative other-than-temporary impairment related to credit loss as of December 31	$8,277	$8,002	$7,714

4.           LOANS

Loans, net of unearned income, consist of the following at year end (in thousands):

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans	Loans	Loans	Loans	Loans	Loans
	December 31, 2011			December 31, 2010
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,854	$82,450	$87,304	$5,427	$81,487	$86,914
Commercial real estate - non-owner-occupied	11,243	117,059	128,302	14,502	76,068	90,570
Secured by farmland	-	1,506	1,506	-	3,522	3,522
Construction and land loans	2,883	39,565	42,448	3,249	39,480	42,729
Residential 1-4 family	25,307	49,288	74,595	28,733	58,900	87,633
Multi- family residential	629	19,553	20,182	629	19,177	19,806
Home equity lines of credit	35,442	9,040	44,482	40,662	10,532	51,194
Total real estate loans	80,358	318,461	398,819	93,202	289,166	382,368

Commercial loans	2,122	89,939	92,061	2,443	76,644	79,087
Consumer loans	108	1,868	1,976	143	2,010	2,153
Gross loans	82,588	410,268	492,856	95,788	367,820	463,608

Less deferred fees on loans	-	(1,088)	(1,088)	-	(554)	(554)
Loans, net of deferred fees	$82,588	$409,180	$491,768	$95,788	$367,266	$463,054

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

Credit-impaired covered loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, that Southern National will not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fall within the definition of credit-impaired covered loans.

Impaired loans were as follows (in thousands):

December 31, 2011	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated (3)	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$235	$-	$4,739	$-	$4,974	$-
Commercial real estate - non-owner occupied (2)	1,831	-	3,294	-	5,125	-
Construction and land development	1,062	-	4,825	-	5,887	-
Commercial loans	213	-	10,704	-	10,917	-
Residential 1-4 family	1,355	-	375	-	1,730	-
Other consumer loans	-	-	-	-	-	-

Total	$4,696	$-	$23,937	$-	$28,633	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-
Construction and land development	-	-	1,765	989	1,765	989
Commercial loans	-	-	452	50	452	50
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$2,217	$1,039	$2,217	$1,039
Grand total	$4,696	$-	$26,154	$1,039	$30,850	$1,039

(1) Recorded investment is after charge offs of $5.6 million and includes SBA guarantees of $2.5 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank generally recognizes loan impairment and concurrently records a charge off to the allowance for loan losses.

December 31, 2010	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated (3)	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$141	$-	$358	$-	$499	$-
Commercial real estate - non-owner occupied (2)	1,807	-	5,508	-	7,315	-
Construction and land development	1,055	-	4,844	-	5,899	-
Commercial loans	285	-	1,558	-	1,843	-
Residential 1-4 family	185	-	2,969	-	3,154	-
Other consumer loans	-	-	-	-	-	-

Total	$3,473	$-	$15,237	$-	$18,710	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	1,076	50	1,076	50
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	935	376	935	376
Residential 1-4 family	-	-	4,564	20	4,564	20
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$6,575	$446	$6,575	$446
Grand total	$3,473	$-	$21,812	$446	$25,285	$446

(1) Recorded investment is after charge offs of $8.3 million and includes SBA guarantees of $1.7 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank generally recognizes loan impairment and concurrently records a charge off to the allowance for loan losses.

The following table presents the average recorded investment and interest income for impaired loans recognized by class of loans for the year ended December 31, 2011 (in thousands):

	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$187	$19	$2,708	$192	$2,895	$211
Commercial real estate - non-owner occupied (2)	1,788	84	3,294	180	5,082	264
Construction and land development	1,080	103	4,361	241	5,441	344
Commercial loans	216	23	6,980	421	7,196	444
Residential 1-4 family	654	16	287	8	941	24
Other consumer loans	-	-	-	-	-	-

Total	$3,925	$245	$17,630	$1,042	$21,555	$1,287

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-
Construction and land development	-	-	965	30	965	30
Commercial loans	-	-	344	40	344	40
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$1,309	$70	$1,309	$70
Grand total	$3,925	$245	$18,939	$1,112	$22,864	$1,357

(2) Includes loans secured by farmland and multi-family residential loans.

The following table presents the average recorded investment and interest income for impaired loans for the years ended December 31, 2010 and 2009 (in thousands):

	2010			2009
	Covered	Non-covered		Covered	Non-covered
	Loans	Loans	Total	Loans	Loans	Total
Average of impaired loans during the year	$4,943	$6,082	$11,025	$365	$2,153	$2,518
Interest income recognized during impairment	160	165	325	-	4	4

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still accruing by class of loans as of December 31, 2011 and December 31, 2010 (in thousands):

December 31, 2011	Covered Loans		Non-covered Loans		Total Loans
		Loans Past Due		Loans Past Due		Loans Past Due
	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More
	Loans	Still on Accrual	Loans	Still on Accrual	Loans	Still on Accrual
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	1,985	136	625	-	2,610	136
Construction and land development	-	-	1,087	-	1,087	-
Commercial loans	-	-	2,772	-	2,772	-
Residential 1-4 family	1,355	-	57	32	1,412	32
Other consumer loans	-	-	-	-	-	-

Total	$3,340	$136	$4,541	$32	$7,881	$168

December 31, 2010	Covered Loans		Non-covered Loans		Total Loans
		Loans Past Due		Loans Past Due		Loans Past Due
	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More
	Loans	Still on Accrual	Loans	Still on Accrual	Loans	Still on Accrual
Commercial real estate - owner occupied	$-	$-	$358	$-	$358	$-
Commercial real estate - non-owner occupied (1)	1,796	-	2,600	-	4,396	-
Construction and land development	-	-	2,304	-	2,304	-
Commercial loans	67	-	1,516	-	1,583	-
Residential 1-4 family	185	-	2,807	-	2,992	-
Other consumer loans	-	234	-	-	-	234

Total	$2,048	$234	$9,585	$-	$11,633	$234

(1) Includes loans secured by farmland and multi-family residential loans.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $2.5 million and $1.4 million at December 31, 2011 and December 31, 2010, respectively.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2011 and December 31, 2010 (in thousands):

December 31, 2011	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$303	$-	$303	$-	$4,551	$4,854
Commercial real estate - non-owner occupied (1)	-	-	136	136	1,985	9,751	11,872
Construction and land development	-	-	-	-	-	2,883	2,883
Commercial loans	-	-	-	-	-	2,122	2,122
Residential 1-4 family	269	16	-	285	1,355	59,109	60,749
Other consumer loans	5	-	-	5	-	103	108

Total	$274	$319	$136	$729	$3,340	$78,519	$82,588

Non-covered loans:
Commercial real estate - owner occupied	$847	$-	$-	$847	$-	$81,603	$82,450
Commercial real estate - non-owner occupied (1)	140	-	-	140	625	137,353	138,118
Construction and land development	290	39	-	329	1,087	38,149	39,565
Commercial loans	1,022	585	-	1,607	2,772	85,560	89,939
Residential 1-4 family	953	840	32	1,825	57	56,446	58,328
Other consumer loans	2	-	-	2	-	1,866	1,868

Total	$3,254	$1,464	$32	$4,750	$4,541	$400,977	$410,268

Total loans:
Commercial real estate - owner occupied	$847	$303	$-	$1,150	$-	$86,154	$87,304
Commercial real estate - non-owner occupied (1)	140	-	136	276	2,610	147,104	149,990
Construction and land development	290	39	-	329	1,087	41,032	42,448
Commercial loans	1,022	585	-	1,607	2,772	87,682	92,061
Residential 1-4 family	1,222	856	32	2,110	1,412	115,555	119,077
Other consumer loans	7	-	-	7	-	1,969	1,976

Total	$3,528	$1,783	$168	$5,479	$7,881	$479,496	$492,856

December 31, 2010	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$316	$412	$-	$728	$-	$4,699	$5,427
Commercial real estate - non-owner occupied (1)	436	-	-	436	1,796	12,899	15,131
Construction and land development	-	-	-	-	-	3,249	3,249
Commercial loans	-	-	-	-	67	2,376	2,443
Residential 1-4 family	-	173	234	407	185	68,803	69,395
Other consumer loans	-	-	-	-	-	143	143

Total	$752	$585	$234	$1,571	$2,048	$92,169	$95,788

Non-covered loans:
Commercial real estate - owner occupied	$551	$719	$-	$1,270	$358	$79,859	$81,487
Commercial real estate - non-owner occupied (1)	868	-	-	868	2,600	95,299	98,767
Construction and land development	30	-	-	30	2,304	37,146	39,480
Commercial loans	1,646	30	-	1,676	1,516	73,452	76,644
Residential 1-4 family	3,739	157	-	3,896	2,807	62,729	69,432
Other consumer loans	10	9	-	19	-	1,991	2,010

Total	$6,844	$915	$-	$7,759	$9,585	$350,476	$367,820

Total loans:
Commercial real estate - owner occupied	$867	$1,131	$-	$1,998	$358	$84,558	$86,914
Commercial real estate - non-owner occupied (1)	1,304	-	-	1,304	4,396	108,198	113,898
Construction and land development	30	-	-	30	2,304	40,395	42,729
Commercial loans	1,646	30	-	1,676	1,583	75,828	79,087
Residential 1-4 family	3,739	330	234	4,303	2,992	131,532	138,827
Other consumer loans	10	9	-	19	-	2,134	2,153

Total	$7,596	$1,500	$234	$9,330	$11,633	$442,645	$463,608

(1) Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for loan and lease losses by class of loan for the years ended December 31, 2011 and 2010 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Year ended December 31, 2011	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599
Charge offs	(113)	(1,050)	(460)	(3,975)	(2,341)	(56)	-	(7,995)
Recoveries	3	6	5	128	54	3	-	199
Provision	175	790	1,496	3,649	2,309	86	(13)	8,492
Ending balance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295

Year ended December 31, 2010
Allowance for loan losses:
Beginning balance	$948	$1,068	$1,177	$992	$274	$103	$610	$5,172
Charge offs	(650)	(1,000)	(3,718)	(1,278)	(2,038)	(81)	-	(8,765)
Recoveries	-	12	-	128	25	2	-	167
Provision	264	1,185	2,867	2,583	2,738	(15)	(597)	9,025
Ending balance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599

(1) Includes loans secured by farmland and multi-family residential loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of December 31, 2011 and December 31, 2010 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
December 31, 2011
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$989	$50	$-	$-	$-	$1,039
Collectively evaluated for impairment	627	1,011	378	2,177	1,021	42	-	5,256
Total ending allowance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295

Loans:
Individually evaluated for impairment	$4,739	$3,294	$6,590	$11,156	$375	$-	$-	$26,154
Collectively evaluated for impairment	77,711	134,824	32,975	78,783	57,953	1,868	-	384,114
Total ending loan balances	$82,450	$138,118	$39,565	$89,939	$58,328	$1,868	$-	$410,268

December 31, 2010
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$50	$-	$376	$20	$-	$-	$446
Collectively evaluated for impairment	562	1,215	326	2,049	979	9	13	5,153
Total ending allowance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599

Loans:
Individually evaluated for impairment	$358	$6,584	$4,844	$2,493	$7,533	$-	$-	$21,812
Collectively evaluated for impairment	81,129	92,183	34,636	74,151	61,899	2,010	-	346,008
Total ending loan balances	$81,487	$98,767	$39,480	$76,644	$69,432	$2,010	$-	$367,820

(1) Includes loans secured by farmland and multi-family residential loans.

Troubled Debt Restructurings

A modification is classified as a troubled debt restructuring (“TDR”) if both of the following exist: (1) the borrower is experiencing financial difficulty and (2) the Bank has granted a concession to the borrower.  The Bank determines that a borrower may be experiencing financial difficulty if the borrower is currently in default on any of its debt, or if the Bank is concerned that the borrower may not be able to perform in accordance with the current terms of the loan agreement in the foreseeable future.  Many aspects of the borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of the loan structure, business/industry risk and borrower/guarantor structures.  Concessions may include the reduction of an interest rate at a rate lower than current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, or principal forgiveness.  When evaluating whether a concession has been granted, the Bank also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Bank for the restructured terms, or if the revised terms are consistent with those currently being offered to new loan customers.  The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is a TDR.

Although each occurrence is unique to the borrower and is evaluated separately, for all portfolio segments, TDRs are typically modified through reduction in interest rates, reductions in payments, changing the payment terms from principal and interest to interest only, and/or extensions in term maturity.

At December 31, 2011, we had one loan modified in a troubled debt restructuring totaling $1.1 million.  This modification occurred in 2010.  The loan is paying in accordance with the modified terms and does not involve any additional commitment to lend.

Credit Quality Indicators

Through its system of internal controls Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful.  Special Mention loans are considered to be criticized.  Substandard and Doubtful loans are considered to be classified.  Southern National has no loans classified Doubtful.

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

As of December 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

December 31, 2011	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$235	$4,619	$4,854	$1,404	$4,739	$76,307	$82,450	$6,378	$80,926	$87,304
Commercial real estate - non-owner occupied (2)	1,831	10,041	11,872	-	3,294	134,824	138,118	5,125	144,865	149,990
Construction and land development	1,062	1,821	2,883	-	6,590	32,975	39,565	7,652	34,796	42,448
Commercial loans	213	1,909	2,122	33	11,156	78,750	89,939	11,402	80,659	92,061
Residential 1-4 family	1,355	59,394	60,749	40	375	57,913	58,328	1,770	117,307	119,077
Other consumer loans		108	108	-	-	1,868	1,868	-	1,976	1,976

Total	$4,696	$77,892	$82,588	$1,477	$26,154	$382,637	$410,268	$32,327	$460,529	$492,856

December 31, 2010	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$141	$5,286	$5,427	$557	$358	$80,572	$81,487	$1,056	$85,858	$86,914
Commercial real estate - non-owner occupied (2)	1,807	13,324	15,131	867	6,585	91,315	98,767	9,259	104,639	113,898
Construction and land development	1,055	2,194	3,249	-	4,844	34,636	39,480	5,899	36,830	42,729
Commercial loans	285	2,158	2,443	233	2,492	73,919	76,644	3,010	76,077	79,087
Residential 1-4 family	185	69,210	69,395	40	7,533	61,859	69,432	7,758	131,069	138,827
Other consumer loans	-	143	143	-	-	2,010	2,010	-	2,153	2,153

Total	$3,473	$92,315	$95,788	$1,697	$21,812	$344,311	$367,820	$26,982	$436,626	$463,608

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) Includes SBA guarantees of $2.5 million and $1.7 million as of December 31, 2011 and 2010, respectively.

Purchased Loans

Southern National purchased impaired loans in the Greater Atlantic transaction, and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans at December 31, 2011 and 2010 was $3.3 million and $3.5 million, respectively. The contractual amount of these loans as of December 31, 2011 and 2010 was $7.1 million and $7.7 million, respectively. These loans primarily consisted of commercial real estate and construction loans. The discount on these loans, which is nonaccretable, was $3.2 million and $3.6 million at December 31, 2011 and 2010, respectively.  There was no allowance for loan losses on these loans as of December 31, 2011 and 2010.  All of these loans were acquired in 2009; there were no purchased loans acquired in 2011 and 2010.  There were no reclassifications from nonaccretable difference to accretable yield in 2011 or 2010.

Southern National also purchased performing loans in the Greater Atlantic transaction, for which there was at acquisition, no evidence of deterioration of credit quality since origination.  The carrying amount of these loans at December 31, 2011 and 2010 was $79.3 million and $91.7 million (as restated), respectively.  The total discount on these loans was $14.1 million and $17.2 million (as restated) at December 31, 2011 and 2010, respectively.  The amount of accretable discount was $8.8 million and $12.1 million (as restated) at December 31, 2011 and 2010, respectively.  The nonaccretable discount was $5.3 million and $5.1 million (as restated) at December 31, 2011 and 2010, respectively.  Accretion of $3.3 million, $5.7 million (as restated) and $500 thousand (as restated) was recognized in income during 2011, 2010 and 2009, respectively.

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

Securities Available for Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.  Level 2 securities would include U. S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  Currently, all of Southern National’s available-for-sale debt securities are considered to be Level 2 securities.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$9,837	$-	$9,837	$-
FHLMC preferred stock	68	68	-	-
Total available-for-sale securities	$9,905	$68	$9,837	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$11,038	$-	$11,038	$-
FHLMC preferred stock	30	30	-	-
Total available-for-sale securities	$11,068	$30	$11,038	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 10.07% to 15.67%.   Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the year ended December 31, 2011.  The assumptions used in the analysis included a 3.3% prepayment speed, 12% default rate, a 48% loss severity and an accounting yield of 2.47%.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by appraisals or other valuation which is then adjusted for the cost related to liquidation of the collateral.  Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $26.2 million (including SBA guarantees of $2.5 million) as of December 31, 2011 with an allocated allowance for loan losses totaling $1.0 million compared to a carrying amount of $21.8 million (including SBA guarantees of $1.7 million) with an allocated allowance for loan losses totaling $446 thousand at December 31, 2010.  Charge offs related to the impaired loans at December 31, 2011 totaled $3.8 million for the year ended December 31, 2011 compared to $7.5 million and $1.2 million for the years ended December 31, 2010 and 2009, respectively.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell.  OREO is further evaluated quarterly for any additional impairment.  Fair value is classified as Level 3 in the fair value hierarchy.  At December 31, 2011, the total amount of OREO was $14.3 million, of which $13.6 million was non-covered and $636 thousand was covered.

At December 31, 2010, the total amount of OREO was $4.6 million, of which $3.9 million was non-covered and $676 thousand was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Trust preferred securities, held to maturity	$32			$32
Impaired non-covered loans:
Commercial real estate - owner occupied	4,739			4,739
Commercial real estate - non-owner occupied (2)	3,294			3,294
Construction and land development	5,601			5,601
Commercial loans	11,106			11,106
Residential 1-4 family	375			375
Impaired covered loans:
Commercial real estate - owner occupied	235			235
Commercial real estate - non-owner occupied (2)	1,831			1,831
Construction and land development	1,062			1,062
Commercial loans	213			213
Residential 1-4 family	1,355			1,355
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,414			1,414
Commercial real estate - non-owner occupied (2)	1,519			1,519
Construction and land development	4,614			4,614
Residential 1-4 family	6,073			6,073
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial	79			79

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Trust preferred securities, held to maturity	$973	$-	$-	$973
Other residential collateralized mortgage obligations	1,171	-	1,171	$-
Impaired non-covered loans:
Commercial real estate - owner occupied	358	-	-	358
Commercial real estate - non-owner occupied (2)	6,534	-	-	6,534
Construction and land development	4,844	-	-	4,844
Commercial loans	2,117	-	-	2,117
Residential 1-4 family	7,513	-	-	7,513
Impaired covered loans:
Commercial real estate - owner occupied	141	-	-	141
Commercial real estate - non-owner occupied (2)	1,807	-	-	1,807
Construction and land development	1,055	-	-	1,055
Commercial loans	285	-	-	285
Residential 1-4 family	185	-	-	185
Non-covered other real estate owned:
Commercial real estate - owner occupied	578	-	-	578
Construction and land development	2,797	-	-	2,797
Residential 1-4 family	526	-	-	526
Covered other real estate owned:
Commercial real estate - owner occupied	597	-	-	597
Commercial	79	-	-	79

(2) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
			(As Restated)	(As Restated)
Financial assets:
Cash and cash equivalents	$5,035	$5,035	$9,745	$9,745
Securities available for sale	9,905	9,905	11,068	11,068
Securities held to maturity	35,075	34,464	44,895	43,965
Stock in Federal Reserve Bank and Federal Home Loan Bank	6,653	n/a	6,350	n/a
Net non-covered loans	402,885	400,777	361,667	360,037
Net covered loans	82,588	82,079	95,788	95,257
Accrued interest receivable	2,118	2,118	2,355	2,355
FDIC indemnification asset	7,537	7,537	8,293	8,293
Financial liabilities:
Deposits:
Demand deposits	50,079	50,079	50,490	50,490
Money market and savings accounts	155,232	155,232	175,351	175,351
Certificates of deposit	255,784	258,928	205,133	207,221
Securities sold under agreements to repurchase and other short-term borrowings	17,736	17,736	23,908	23,908
FHLB advances	30,000	31,293	35,000	36,458
Accrued interest payable	363	363	415	415

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

6.       BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Land	$1,520	$531
Building and improvements	3,346	2,612
Leasehold improvements	1,867	1,631
Furniture and equipment	2,607	2,334
	9,340	7,108
Less accumulated depreciation and amortization	2,990	2,449
Bank premises and equipment, net	$6,350	$4,659

Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2011 are as follows (in thousands):

2012	$1,365
2013	1,195
2014	1,009
2015	802
2016	200
Thereafter	504
$5,075

The leases contain options to extend for periods of 2 to 6 years. Rental expense for 2011, 2010 and 2009 was $1.5 million, $1.4 million and $1.1 million, respectively.

7.           GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant.  Goodwill is primarily related to the 2006 acquisition of 1st Service Bank.  Our annual assessment timing is during the third calendar quarter.   We performed the annual review of goodwill with the assistance of a third-party advisor that provides valuation and investment banking services to community banks.  Metrics employed in the estimation of fair value of the reporting unit were derived from recent community bank M&A transactions.  No impairment was indicated in 2011 or 2010.

The change in the balance for goodwill during 2011 and 2010 follows (in thousands):

	2011	2010
		(As Restated)
Balance as of January 1	$8,723	$8,723
Midlothian branch acquistion	437	-

Balance as of December 31	$9,160	$8,723

Acquired Intangible Assets

Acquired intangible assets were as follows at year end (in thousands):
	December 31, 2011
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Amortizable core deposit intangibles	$6,537	$(4,542)	$1,995

	December 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Amortizable core deposit intangibles	$6,537	$(3,622)	$2,915

Estimated amortization expense of intangibles for the years ended December 31 follows (in thousands):

2012	$862
2013	423
2014	136
2015	122
2016	109
Thereafter	343
$1,995

8.       FDIC INDEMNIFICATION ASSET

The indemnification asset represents our estimate of future expected recoveries under the FDIC loss sharing arrangement for covered loans.  The estimated fair value of the indemnification asset was $8.8 million at December 4, 2009, the date of acquisition.   During 2010 and 2011, the carrying value of the indemnification asset is increased for accretion amounts of $60 thousand and $47 thousand respectively, and decreased for cash payments received from the FDIC of approximately $800 thousand in 2011.  During 2010, and in connection with finalizing the purchase accounting for the Greater Atlantic Bank, we reduced the indemnification asset by $591 thousand to reflect the resolution of other amounts due to/from the FDIC and other activity related to the purchase transaction in 2009.

9.       DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 was $180.5 million and $109.9 million, respectively.  At December 31, 2011, the scheduled maturities of time deposits are as follows (in thousands):

2012	$157,703
2013	61,741
2014	15,593
2015	17,729
2016	2,955
2017	63
$255,784

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2011 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$19,818	$40,267	$55,371	$65,061	$180,517

At December 31, 2011, we had no brokered certificates of deposit and brokered money market deposits of $10.2 million compared to $27.0 million in brokered certificates of deposit and $10.2 million in brokered money market deposits at December 31, 2010.

10.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (FHLB) overnight advances, federal funds purchased and securities sold under agreements to repurchase that mature within one year, which are secured transactions with customers or broker/dealers.  Other short-term borrowings consist of the following (in thousands):

	2011	2010	2009

FHLB overnight advances	$3,500	$-	$-
Securities sold under agreements to repurchase	14,236	23,908	22,020
Total	$17,736	$23,908	$22,020

Weighted average interest rate at year end	0.62%	0.76%	0.85%

For the periods ended December 31, 2011, 2010 and 2009:
Average outstanding balance	$20,472	$22,249	$22,428
Average interest rate during the year	0.74%	0.95%	0.74%

Maximum month-end outstanding balance	$34,652	$25,932	$26,520

Investment securities in the amount of $24.7 million and $32.2 million were pledged as collateral for securities sold under agreements to repurchase at December 31, 2011 and 2010, respectively.

11.        FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the Federal Home Loan Bank were as follows (in thousands):

	2011	2010

FHLB fixed rate advance maturing January 2012 with a rate of 1.20%	$5,000	$5,000
FHLB fixed rate advance maturing July 2011 with a rate of 0.835%	-	5,000
FHLB fixed rate advance maturing September 2013 with a rate of 3.25%	5,000	-
FHLB fixed rate advance maturing September 2013 with a rate of 3.22%	5,000	-
FHLB fixed rate advance maturing March 2014 with a rate of 3.20%	5,000	-
FHLB fixed rate advance maturing March 2014 with a rate of 3.13%	5,000	-
FHLB fixed rate advance maturing September 2014 with a rate of 3.16%	5,000	-

FHLB convertible advances maturing from August 2012 through October 2012 with fixed rates from 3.86% to 4.20%, and a weighted average interest rate of 4.05% (1)	-	25,000

Total FHLB advances	$30,000	$35,000

(1) These advances had a five year maturity and were convertible to adjustable rate advances at the option of the FHLB of Atlanta. In March 2011, the convertible advances were extinguished and replaced with $25 million of fixed-rate, non-callable advances.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity.  Residential 1-4 family mortgage loans in the amount of approximately $75.1 million and $88.2 million were pledged as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) advances as of December 31, 2011 and 2010, respectively.  Home equity lines of credit (HELOCs) in the amount of approximately $53.1 million and $61.3 million were pledged as collateral for FHLB advances at December 31, 2011 and 2010, respectively; Commercial mortgage loans in the amount of approximately $107.8 million and $84.7 million were pledged as collateral for FHLB advances as of December 31, 2011 and 2010, respectively. Investment securities in the amount of $8.3 million and $11.0 million were pledged as collateral for FHLB advances at December 31, 2011 and 2010, respectively.

At December 31, 2011, Sonabank had available collateral to borrow an additional $101.4 million from the FHLB.

12.       INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2011and 2010 (in thousands):
	2011	2010
		(Restated)

Deferred tax assets:
Allowance for loan losses	$1,557	$1,141
Organization costs	208	235
Unearned loan fees and other	375	191
Net operating loss carryover	496	698
Other real estate owned write-downs	578	492
FDIC loss share	4,361	5,002
Other than temporary impairment charge	2,639	2,526
Net unrealized loss on securities available for sale	1,632	1,711
Other	327	245
Total deferred tax assets	12,173	12,241
Deferred tax liabilities:
FDIC indemnification asset	3,193	3,159
FDIC gain	2,207	2,649
Purchase accounting	355	429
Depreciation	163	67

Total deferred tax liabilities	5,918	6,304
Net deferred tax assets	$6,255	$5,937

No valuation allowance was deemed necessary on deferred tax assets in 2011, 2010 or 2009.  Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that Southern National will generate the necessary taxable income in future periods.

At December 31, 2011, Southern National had net operating loss carryforwards of approximately $1.5 million which expire in 2026. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2011, 2010 or 2009.  Southern National and its subsidiary file a consolidated U. S. federal tax return, and Southern National files a Virginia state income tax return.  These returns are subject to examination by taxing authorities for all years after 2007.

The provision for income taxes consists of the following for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
		(Restated)	(Restated)
Current tax expense (benefit)
Federal	$2,049	$3,600	$(249)
State	43	-	-
Total current tax expense (benefit)	2,092	3,600	(249)

Deferred tax benefit
Federal	(388)	(1,724)	(2,428)
State	(12)	-	-
Total deferred tax benefit	(400)	(1,724)	(2,428)

Total income tax expense (benefit)	$1,692	$1,876	$(2,677)

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 34% to pretax income for the years ended December 31, 2011, 2010 and 2009 due to the following (in thousands):

	2011	2010	2009
		(Restated)	(Restated)

Computed expected tax expense (benefit)	$2,072	$2,016	$(2,501)
Reduction in tax expense resulting from:
Income from bank-owned life insurance	(460)	(188)	(197)
Other, net	80	48	21

Income tax expense (benefit)	$1,692	$1,876	$(2,677)

13.       EMPLOYEE BENEFITS

Southern National has a 401(k) plan that allows employees to make pre-tax contributions for retirement.  The 401(k) plan provides for discretionary matching contributions by Southern National.  Expense for 2011 was $78 thousand. There was no expense for 2010. Expense for 2009 was $95 thousand.

A deferred compensation plan that covers two executive officers was established in 2007.  Under the plan, the Bank pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest over 10 years, beginning with the individual’s retirement.  A liability is accrued for the obligation under these plans.  The expense incurred for the deferred compensation in 2011, 2010 and 2009 was $223 thousand, $209 thousand and $168 thousand, respectively. The deferred compensation liability was $826 thousand and $603 thousand as of December 31, 2011 and 2010, respectively.

14.          STOCK-BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees.  As of December 31, 2011, options to purchase an aggregate of 302,500 shares of common stock were outstanding and no shares remained available for issuance. The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options.  The purpose of the plan is to afford key employees an incentive to remain in the employ of Southern National and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in Southern National’s future success.  Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date.  The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

Southern National granted 103,750 options during 2011. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model.  The following weighted-average assumptions were used to value options granted in the year ended December 31, 2011:

	2011	2010	2009
Dividend yield	0.00%	0.00%	0.00%
Expected life	10 years	10 years	10 years
Expected volatility	46.13%	42.47%	25.17%
Risk-free interest rate	3.34%	3.13%	3.09%
Weighted average fair value per option granted	$4.39	$4.08	$2.75

●	We have paid no dividends.
●
Due to Southern National’s short existence, the volatility was estimated using historical volatility of comparative publicly traded financial institutions in the Virginia market combined with that of Southern National.

●
The risk-free interest rate was developed using the U. S. Treasury yield curve for periods equal to the expected life of the options on the grant date.  An increase in the risk-free interest rate will increase stock compensation expense on future option grants.

A summary of the activity in the stock option plan for 2011 follows:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	312,675	$8.35
Granted	103,750	7.20
Forfeited	(1,100)	9.09
Exercised	-	-
Options outstanding, end of period	415,325	$8.06	6.3	$24

Vested or expected to vest	415,325	$8.06	6.3	$24

Exercisable at end of period	220,545	$8.80	4.4	$9

Stock-based compensation expense was $167 thousand, $82 thousand and $57 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, unrecognized compensation expense associated with stock options was $605 thousand which is expected to be recognized over a weighted average period of 3.7 years.

15.           FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $6.5 million and $2.4 million as of December 31, 2011 and 2010, respectively.

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

At December 31, 2011 and 2010, we had unfunded lines of credit and undisbursed construction loan funds totaling $106.6 million and $104.9 million, respectively. Our approved loan commitments were $690 thousand and $35.0 million at December 31, 2011 and 2010, respectively.  Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

16.           EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2011, 2010 and 2009 (in thousands, except per share data):

		Weighted
		Average
	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2011
Basic EPS	$4,401	11,590	$0.38
Effect of dilutive stock options and warrants	-	1	-
Diluted EPS	$4,401	11,591	$0.38

For the year ended December 31, 2010
Basic EPS (as restated)	$4,054	11,590	$0.35
Effect of dilutive stock options and warrants	-	3	-
Diluted EPS	$4,054	11,593	$0.35

For the year ended December 31, 2009
Basic EPS (as restated)	$(4,680)	7,560	$(0.62)
Effect of dilutive stock options and warrants	-	-	-
Diluted EPS	$(4,680)	7,560	$(0.62)

There were 558,981 anti-dilutive options and warrants during 2011. There were 453,522 anti-dilutive options and warrants during 2010, and there were 425,175 anti-dilutive options and warrants during 2009.

17.       REGULATORY MATTERS

Southern National and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  At December 31, 2011 and 2010, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for prompt corrective action.

Quantitative measures established by regulation to ensure capital adequacy require Southern National to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2011, that Southern National meets all capital adequacy requirements to which it is subject.

The capital amounts and ratios for Southern National and Sonabank at year end are presented in the following table (in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Southern National
Tier 1 risk-based capital ratio	$90,718	19.37%	$18,738	4.00%	$28,107	6.00%
Total risk-based capital ratio	96,560	20.61%	37,476	8.00%	46,845	10.00%
Leverage ratio	90,718	14.89%	24,367	4.00%	30,459	5.00%
Sonabank
Tier 1 risk-based capital ratio	$87,176	18.62%	$18,729	4.00%	$28,094	6.00%
Total risk-based capital ratio	93,015	19.87%	37,459	8.00%	46,823	10.00%
Leverage ratio	87,176	14.31%	24,367	4.00%	30,459	5.00%

2010 (as restated)
Southern National
Tier 1 risk-based capital ratio	$85,421	19.75%	$17,301	4.00%	$25,952	6.00%
Total risk-based capital ratio	90,808	20.99%	34,602	8.00%	43,253	10.00%
Leverage ratio	85,421	14.52%	23,536	4.00%	29,420	5.00%
Sonabank
Tier 1 risk-based capital ratio	$81,964	18.96%	$17,297	4.00%	$25,945	6.00%
Total risk-based capital ratio	87,350	20.20%	34,583	8.00%	43,241	10.00%
Leverage ratio	81,964	13.93%	23,536	4.00%	29,420	5.00%

Southern National’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  During 2012, the Bank could, without prior approval, declare dividends of approximately $5.5 million plus any 2012 net profits retained to the date of the dividend declaration.

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

The Greater Atlantic acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the December 4, 2009 acquisition date. The operations of Greater Atlantic Bank are included in our operating results from December 4, 2009. We have identified errors in the purchase accounting related to that acquisition.  The most significant adjustment involves the initial estimate of the fair value of the FDIC indemnification asset.  Based on current estimates, we believe the as reported amount of $19.4 million at December 31, 2009 was overstated by approximately $10.6 million.  The restatement resulted in the reversal of the entire gain of $11.2 million recognized during the fourth quarter of 2009.  Acquisition related costs totaling $499 thousand were expensed as incurred in 2009.  A summary of the net assets acquired and liabilities assumed follows (in thousands):

	December 4, 2009	December 4, 2009
	As Reported	As Restated	Adjustment
Assets
Cash and cash equivalents	$23,222	$23,222	$-
Cash received from FDIC	26,991	26,991	-
Securities available-for-sale	28,051	28,051	-
Covered loans	113,564	113,564	-
Federal Home Loan Bank stock	1,513	1,513	-
Covered other real estate owned	989	989	-
Core deposit intangible	1,205	1,205	-
FDIC indemnification asset	19,408	8,824	(10,584)
Other assets	657	657	-

Total assets acquired	$215,600	$205,016	$(10,584)

Liabilities
Noninterest-bearing deposits	$9,168	$9,168	$-
Interest-bearing deposits	169,508	169,508	-
Total deposits	178,676	178,676	-
FHLB advances	25,357	25,357	-
Other liabilities	407	993	586

Total liabilities	$204,440	$205,026	$586

Net assets acquired (Goodwill)	$11,160	$(10)	$(11,170)

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2009.  The pro forma information includes adjustments for interest income on acquired loans and securities, amortization of intangibles arising from the transaction, interest expense on deposits acquired, and the related income tax effects.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

2009
(in thousands, except per share data)
Net interest income	$16,918

Net income (loss)	$(5,433)

Basic earnings (loss) per share	$(0.72)

19.       BRANCH ACQUISITIONS ACCOUNTED FOR UNDER THE ACQUISTION METHOD

On October 1, 2011, we completed the acquisition of the Midlothian Branch of the Bank of Hampton Roads.  We assumed deposits in the amount of $42.2 million.  Goodwill in the amount of $437 thousand and a premium on time deposits of $303 thousand were recorded.   No core deposit intangible asset was recorded.  We also acquired the office building, furniture and equipment in the amount of $1.7 million.

On September 28, 2009, Southern National Bancorp of Virginia, Inc. completed the purchase of the Warrenton branch office, acquired at fair value selected loans in the amount of $23.8 million and assumed at fair value approximately $26.8 million of deposits from Millennium Bank, N.A.  No premium was paid in this transaction.

20.       PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Southern National Bancorp of Virginia, Inc. follows (in thousands):

CONDENSED BALANCE SHEETS
DECEMBER 31,

	2011	2010
		(As Restated)
ASSETS
Cash	$3,324	$3,342
Investment in subsidiary	95,510	90,875
Other assets	217	114
Total assets	$99,051	$94,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock	$116	$116
Additional paid in capital	96,645	96,478
Retained earnings	5,472	1,071
Accumulated other comprehensive loss	(3,182)	(3,334)
Total stockholders’ equity	99,051	94,331
Total liabilities and stockholders’ equity	$99,051	$94,331

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(in thousands)

	2011	2010	2009
		(As Restated)	(As Restated)

Equity in undistributed net income of subsidiary	$4,483	$4,125	$(4,628)

Other operating expenses	125	108	79

Income before income taxes	4,358	4,017	(4,707)

Income tax benefit	(43)	(37)	(27)

Net income	$4,401	$4,054	$(4,680)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
( in thousands)

	2011	2010	2009
		(As Restated)	(As Restated)
Operating activities:
Net income	$4,401	$4,054	$(4,680)
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Equity in undistributed net income of subsidiary	(4,483)	(4,125)	4,628
Other, net	64	54	27
Net cash and cash equivalents used in operating activities	(18)	(17)	(25)
Investing activities:
Investment in subsidiary	-	48	(25,919)
Net cash and cash equivalents provided by (used in) investing activities	-	48	(25,919)
Financing activities:
Issuance of common stock	-	-	26,919
Additional cost of 2009 common stock issuance	-	(48)	-
Net cash and cash equivalents provided by (used in) financing activities	-	(48)	26,919
Increase (decrease) in cash and cash equivalents	(18)	(17)	975
Cash and cash equivalents at beginning of period	3,342	3,359	2,384
Cash and cash equivalents at end of period	$3,324	$3,342	$3,359

21.         OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive loss balances, net of tax (in thousands):

	Balance at	Current Period	Balance at
	December 31, 2010	Change	December 31, 2011
Unrealized gains (losses) on securities available for sale	$152	$68	$220
Unrecognized loss on securities held to maturity for which other than temporary impairment charges have been taken	(3,132)	87	(3,045)
Unrealized loss on securities available for sale transferred to held to maturity	(354)	(3)	(357)

Total	$(3,334)	$152	$(3,182)

22.          QUARTERLY FINANCIAL DATA (UNAUDITED)

On February 8, 2012, our Audit Committee determined, after discussions with management, that the previously-issued financial statements as of and for the quarters ended March 31, 2011 and 2010, June 30, 2011 and 2010 and September 30, 2011 and 2010 (referred to in the following tables as first quarter, second quarter and third quarter, respectively) should no longer be relied upon because of errors in the purchase accounting for the Greater Atlantic Bank acquisition in December 2009.  Specifically, there was an error in the calculation of the estimated fair value of the FDIC indemnification asset and the amount of the accretable discount on the acquired covered loans.  Other corrections to reported amounts were also necessary. Southern National has restated its unaudited interim financial statements to correct the effects of these errors.  Footnotes to the balance sheet amounts and statement of operations amounts describe the nature of the error correction.

The following interim unaudited condensed consolidated financial information has been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to SEC form 10-Q and Article 10 of SEC Regulation S-X. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly and year-to-date financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and note thereto for the year ended December 31, 2011 included in this Annual Report on Form 10-K.

Balance Sheet Information (Unaudited)

The table below reflects the as reported and as restated amounts for certain balance sheet accounts as of the end of each quarter referenced.

Goodwill was restated and increased by $10 thousand as of December 4, 2009.  Therefore, the goodwill balance as restated will be $10 thousand greater for all periods presented.   This adjustment is reflected in the adjustment to Total Assets in the table below.

		FDIC	Deferred				Total Liabilities
	Covered	Indemnification	Tax Asset	Total	Other	Total	and Stockholders’
	Loans (a)	Asset (b)	Net, ( c )	Assets	Liabilities (d)	Liabilities	Equity (e)
	(dollars in thousands)
2011
First quarter (as reported)	$85,490	$17,999	$3,734	$590,433	$2,842	$490,081	$590,433
First quarter (as restated)	89,017	7,615	6,634	586,476	3,462	490,701	586,476
First quarter (adjustment)	3,527	(10,384)	2,900	(3,957)	620	620	(3,957)

Second quarter (as reported)	82,935	18,088	4,128	601,387	2,128	499,587	601,387
Second quarter (as restated)	86,811	7,569	6,867	597,483	2,755	500,214	597,483
Second quarter (adjustment)	3,876	(10,519)	2,739	(3,904)	627	627	(3,904)

Third quarter (as reported)	80,398	18,226	4,440	605,378	2,377	502,311	605,378
Third quarter (as restated)	84,567	7,580	6,963	601,424	3,011	502,945	601,424
Third quarter (adjustment)	4,169	(10,646)	2,523	(3,954)	634	634	(3,954)

Fourth quarter	82,588	7,537	6,255	611,373	3,491	512,322	611,373

2010
First quarter (as reported)	104,204	19,164	4,523	611,679	7,956	513,426	611,679
First quarter (as restated)	105,802	8,794	7,938	606,322	8,549	514,019	606,322
First quarter (adjustment)	1,598	(10,370)	3,415	(5,357)	593	593	(5,357)

Second quarter (as reported)	101,492	18,758	4,514	613,170	2,725	513,814	613,170
Second quarter (as restated)	103,970	8,838	7,622	608,836	3,325	514,414	608,836
Second quarter (adjustment)	2,478	(9,920)	3,108	(4,334)	600	600	(4,334)

Third quarter (as reported)	99,009	18,951	4,577	618,741	2,589	518,333	618,741
Third quarter (as restated)	102,143	8,858	7,677	614,882	3,196	518,940	614,882
Third quarter (adjustment)	3,134	(10,093)	3,100	(3,859)	607	607	(3,859)

Fourth quarter (as reported)	92,171	18,536	3,782	590,824	1,828	491,710	590,824
Fourth quarter (as restated)	95,788	8,293	5,937	586,654	2,441	492,323	586,654
Fourth quarter (adjustment)	3,617	(10,243)	2,155	(4,170)	613	613	(4,170)

(a)	Correct the accretion amounts for the accretable discount on the acquired loans.

(b)	Correct the carrying value of the FDIC indemnification asset, including the effects of period accretion

(c)	Correct deferred tax assets associated with the temporary differences.

(d)	Recognize the carrying value of the clawback liability adjusted for periodic accretion

(e)	Adjusted for the effects of the restatement entries on total liabilities and retained earnings

Income Statement Information (Unaudited)

					Net
	Interest	Net Interest	Income (Loss)		Income	Earnings (Loss) Per Share
	Income (a)	Income (a)	Before Taxes (b)		(Loss)(d)	Basic	Diluted
	(dollars in thousands)
2011
First quarter (as reported)	$7,729	$6,134	$1,648		$1,120	$0.10	$0.10
First quarter (as restated)	8,139	6,544	1,908		1,290	0.11	0.11
First quarter (adjustment)	410	410	260		170	0.01	0.01

Second quarter (as reported)	7,743	6,227	1,533		1,311	0.11	0.11
Second quarter (as restated)	8,092	6,576	1,741		1,448	0.12	0.12
Second quarter (adjustment)	349	349	208		137	0.01	0.01

Third quarter (as reported)	8,394	6,905	1,941		1,303	0.11	0.11
Third quarter (as restated)	8,688	7,199	2,100		1,408	0.12	0.12
Third quarter (adjustment)	294	294	159		105	0.01	0.01

Fourth quarter	8,504	7,017	344		255	0.02	0.02

2010
First quarter (as reported)	8,391	6,260	1,522		1,041	0.09	0.09
First quarter (as restated)	9,489	7,358	3,071		2,058	0.18	0.18
First quarter (adjustment)	1,098	1,098	1,549	( c )	1,017	0.09	0.09

Second quarter (as reported)	8,561	6,441	1,499		1,025	0.09	0.09
Second quarter (as restated)	9,441	7,321	3,037		2,035	0.18	0.18
Second quarter (adjustment)	880	880	1,538	( c )	1,010	0.09	0.09

Third quarter (as reported)	8,255	6,087	1,622		1,105	0.10	0.10
Third quarter (as restated)	8,911	6,743	1,639		1,117	0.10	0.10
Third quarter (adjustment)	656	656	17		12	-	-

Fourth quarter (as reported)	7,966	5,872	(2,144)		(1,370)	(0.12)	(0.12)
Fourth quarter (as restated)	8,449	6,355	(1,817)		(1,156)	(0.10)	(0.10)
Fourth quarter (adjustment)	483	483	327		214	0.02	0.02

(a)	Adjustments to interest income and net interest income are related to the corrected accretion of the accretable discount for the acquired loans.
(b)
Adjustments to income (loss) before taxes include the effects of the adjustments in (a) above coupled with the impact of correcting the accretion on the FDIC indemnification asset (presented as change in FDIC indemnification asset in non-interest expense) and the effects of accreting the FDIC clawback liability (presented as other operating expenses in non-interest expense).

(c)
Includes the effects of adjustments of approximately $450 thousand in the first quarter of 2010 and $650 thousand in the second quarter of 2010 to reverse amounts erroneously reported as change in FDIC indemnification asset (included in non-interest expense).

(d)	Includes the tax effects of the aforementioned entries at the estimated annualized effective income tax rate applied during the respective reporting periods.

Cash Flow Information (Unaudited)

For the interim periods in 2011 and 2010, accretion of the discount on the acquired covered loans (the accretable discount) was presented in the line item “loan originations and payments, net” within Investing Activities.   This presentation has been restated and the accretion is reflected as a reconciling item to net income included in Operating Activities.

As reported and as restated amounts for certain cash flow line items for each of the quarterly periods referenced in the table below.

	Accretion of	Total Operating	Loan Originations	Total Investing
	Loan Discount	Activities	and Payments, Net	Activities
	(dollars in thousands)
2011
First quarter (as reported)	$-	$3,707	$(8,045)	$(3,227)
First quarter (as restated)	(970)	2,737	(7,075)	(2,257)
First quarter (adjustment)	(970)	(970)	970	970

Second quarter (as reported)	-	2,117	(18,623)	(16,233)
Second quarter (as restated)	(775)	1,342	(17,848)	(15,458)
Second quarter (adjustment)	(775)	(775)	775	775

Third quarter (as reported)	-	5,493	(4,998)	(4,597)
Third quarter (as restated)	(807)	4,686	(4,191)	(3,790)
Third quarter (adjustment)	(807)	(807)	807	807

Fourth quarter	(720)	4,389	(20,070)	27,204

2010
First quarter (as reported)	-	4,686	9,625	10,531
First quarter (as restated)	(1,736)	2,950	11,361	12,267
First quarter (adjustment)	(1,736)	(1,736)	1,736	1,736

Second quarter (as reported)	-	(3,353)	(15,565)	(12,115)
Second quarter (as restated)	(1,721)	(5,074)	(13,844)	(10,394)
Second quarter (adjustment)	(1,721)	(1,721)	1,721	1,721

Third quarter (as reported)	-	3,290	(1,591)	6,890
Third quarter (as restated)	(1,244)	2,046	(347)	8,134
Third quarter (adjustment)	(1,244)	(1,244)	1,244	1,244

Fourth quarter (as reported)	-	3,996	(2,102)	5,727
Fourth quarter (as restated)	(1,080)	2,916	(1,022)	6,807
Fourth quarter (adjustment)	(1,080)	(1,080)	1,080	1,080

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 9A. – Controls and Procedures

(1)Evaluation of Disclosure Controls and Procedures.  Southern National maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  In designing and evaluating its disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily   applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based upon their evaluation as of the end of the period covered by this Annual Report on Form 10-K, as well as the material weakness described below, the Chief Executive Officer and Chief Financial Officer have concluded that Southern National’s disclosure controls and procedures were not effective as of December 31, 2011.

(2)Management’s Report on Internal Control over Financial Reporting. The management of Southern National Bancorp of Virginia, Inc. (“Southern National”) is responsible for the preparation, integrity, and fair presentation of Southern National’s annual consolidated financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting presented in conformity with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Southern National; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Southern National are being made only in accordance with authorizations of management and directors of Southern National; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Southern National’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, the extension of any evaluation of control effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance may change.

Management has made an assessment of the effectiveness of Southern National’s internal control over financial reporting as of December 31, 2011, using the criteria described in the report, Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon its assessment, management believes that, as of December 31, 2011, Southern National did not have effective internal control over financial reporting because of the existence of a material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.   As a result of its assessment, management identified a material weakness in the design and operation of controls over the accounting for  non-routine transactions. Specifically, we did not have adequate controls in place or the requisite knowledge to evaluate the accounting for non-routine transactions. As a result, there were material misstatements to the reported interim and annual financial statements as described in Notes 2 and 22 in the accompanying consolidated financial statements.

KPMG LLP, an independent registered accounting firm that audited our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, has issued an audit report on its assessment of our internal control over financial reporting as of December 31, 2011. That report is included in Item 8.

(3)Changes in Internal Control over Financial Reporting.  Other than the aforementioned changes to internal control related to the unremediated material weakness described above and the remediated material weakness described below, there have been no other changes in Southern National’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Southern National’s internal control over financial reporting.

(4)Background and Management’s Remediation Plans
As disclosed in our Current Report on Form 8-K filed on February 7, 2012, we have determined that our audited financial statements for the years ended December 31, 2009 and 2010, and the reviewed financial statements for the interim quarterly periods during the years ended December 31, 2010 and 2011, contained material errors.  Specifically, we have identified errors in the financial statements related to a non-routine transaction entered into by the bank - specifically, the acquisition of Greater Atlantic Bank in December 2009 (an FDIC-assisted transaction).  To assist with the purchase accounting associated with the Greater Atlantic acquisition, management engaged a valuation consultant in 2009 to assist with the valuation of the assets acquired and liabilities assumed, and to provide follow-up services in subsequent reporting periods.  The errors were identified in connection with executing the financial reporting process for the year ended December 31, 2011.  The 2010 and 2009 annual amounts, and the quarterly amounts for 2011 and 2010, set forth in this Annual Report on Form 10-K, reflect the restatement of previously issued financial statements. We acknowledge that management cannot rely on an external advisor’s analysis without assessing the accuracy and appropriateness of the methods, assumptions and conclusions, and we maintain full responsibility for the errors in our financial statements.

We operate as a community bank, and complex or unusual non-routine transactions, such as an FDIC-assisted acquisition, have historically been infrequent.  However, we may engage in additional such transactions in the future.  Our controls and procedures for future complex or unusual transactions, such as an acquisition, will be strengthened to provide assurances that material errors will be prevented and/or detected on a timely basis.  Specifically, our remediation plans include –

●
When appropriate, we will engage consultants and advisors that possess the requisite experience and knowledge to assist with valuation and purchase accounting matters, or other complex or unusual transactions.   Management engaged a new advisor late in 2011 and believes that this aspect of our remediation plan has been completed. Further, management will be working with the new advisor going forward to properly apply purchase accounting for the Greater Atlantic acquisition, and to assist with the related asset and liability valuation, based upon the bank's experience to date, as well as management’s projections. The new advisor also will assist in the development of internal control standards to determine whether the previously established standards for remediation have been met.

●
We will develop and implement a documented internal review process that will include more formal management and audit committee oversight of the methods and assumptions used for the valuation and other calculations, and the accounting conclusions reached.

●	Our financial reporting team will prepare detailed documentation of the internal review procedures performed along with the rationale for the conclusions.

We are continually evaluating our system of controls and may institute other remediation steps as well.  There is no assurance that the remedial steps we have undertaken will be sufficient and additional steps may be necessary to remediate the material weakness identified above.

(5)Remediation of Previously Disclosed Material Weakness
As reported in our Form 10-K filed in March 2011, and as of December 31, 2010, there was a control deficiency with respect to the identification of a subsequent event that constituted a material weakness.  Subsequent to the notification by Southern National to Crowe Horwath of their termination as Southern National’s auditors, management was informed by Crowe Horwath that a material weakness existed in Southern National’s internal controls related to subsequent event evaluation.  Specifically, Southern National did not have a control activity in place to assess the impact of subsequent events on estimates and assumptions made relative to identified impaired loans.  Southern National took an additional $500,000 charge on a nonperforming loan in March 2011 based on an offer made in February 2011 for the property that secured the loan following Southern National’s foreclosure on the loan.  The offer was below the appraised value of the loan.  The additional charge should have been recorded in Southern National’s financial statements as of December 31, 2010, and has been so recorded.

During 2011, we implemented enhanced subsequent review controls and procedures to address this material weakness.  Management concluded that this material weakness has been remediated as of December 31, 2011.

Item 9B. – Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance — Committees of the Board of Directors— Audit Committee, “Corporate Governance —  Director Nominations Process” and “Corporate Governance — Code of Ethics” in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 pursuant to Regulation 14A under the Exchange Act (the “2011 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information under the captions “Executive Compensation and Other Matters,” “Director Compensation” and “Board Compensation Committee Report on Executive Compensation” in the 2012 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders” in the 2012 Proxy Statement is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Party Transactions” in the 2012 Proxy Statement is incorporated herein by reference in response to this item.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2012 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8 on pages 80 through 142

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2011 and 2010

Consolidated Statements of Income and Comprehensive Income (Loss) - Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows -Years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits
The following are filed or furnished, as noted below, as part of this Annual Report on Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.2
Certificate of Amendment to the Articles of Incorporation dated January 31, 2005 (incorporated herein by reference to Exhibit 3.2 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.3
Certificate of Amendment to the Articles of Incorporation dated April 13, 2006 (incorporated herein by reference to Exhibit 3.3 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Southern National’s Annual Report on Form 10-K for the year ended December 31, 2006)

3.5	Amendment No. 1 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Southern National’s Current Report on Form 8-K filed on October 14, 2009)

4.1	Specimen Stock Certificate of Southern National (incorporated herein by reference to Exhibit 4.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))

4.2	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.2to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))

4.3	Form of Amendment to Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))

10.1+
Southern National Bancorp of Virginia, Inc. 2004 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333- 136285))

10.2+
Form of Change in Control Agreement with Georgia S. Derrico and R. Roderick Porter (incorporated herein by reference to Exhibit 10.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333- 136285))

10.3+
Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-162467))

10.4+	Supplemental Executive Retirement Plan for Georgia Derrico (incorporated herein by reference to Exhibit 10.4 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-162467))

10.5+	Supplemental Executive Retirement Plan for Rod Porter (incorporated herein by reference to Exhibit 10.5 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-162467))

10.6+
Southern National Bancorp of Virginia, Inc. 2010 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Southern National’s Registration Statement on Form S-8 (Registration No. 333- 166511))

10.7+
Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to Southern National’s Registration Statement on Form S-8 (Registration No. 333- 166511))

11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 15 of the notes to consolidated financial statements included in this Annual Report on Form 10-K

21.0*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  +Management contract or compensatory plan or arrangement
  *Filed herewith
**Furnished herewith

Southern National Bancorp of Virginia, Inc. will furnish, upon written request, a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

William H. Lagos, Sr. Vice President and Chief Financial Officer
Southern National Bancorp of Virginia, Inc.
550 Broadview Avenue, Suite LL1
Warrenton, Virginia 20186

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.

By:	/s/ Georgia S. Derrico	Date: April 16, 2012
Georgia S. Derrico
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2012.

Signature	Title

/s/ Georgia S. Derrico	Chairman of the Board and Chief Executive Officer
Georgia S. Derrico

/s/ R. Roderick Porter	President and Director
R. Roderick Porter

/s/ Neil J. Call	Director
Neil J. Call

/s/ Charles A. Kabbash	Director
Charles A. Kabbash

/s/ Frederick L. Bollerer	Director
Frederick L. Bollerer

/s/ John J. Forch	Director
John J. Forch

/s/ W. Bruce Jennings	Director
W. Bruce Jennings

/s/ William H. Lagos	Sr. Vice President and Chief Financial Officer
William H. Lagos