Form 10-Q
period 2012-05-08
Southern National Bancorp of Virginia Inc
filed 2012-05-10
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 4, 2012, there were 11,590,212 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-Q
March 31, 2012

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts) (Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,470	$2,432
Interest-bearing deposits in other financial institutions	2,579	2,603
Total cash and cash equivalents	5,049	5,035

Securities available for sale, at fair value	9,203	9,905

Securities held to maturity, at amortized cost (fair value of $37,014 and $34,464, respectively)	37,579	35,075

Covered loans	81,027	82,588
Non-covered loans	410,154	409,180
Total loans	491,181	491,768
Less allowance for loan losses	(6,902)	(6,295)
Net loans	484,279	485,473

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,653	6,653
Bank premises and equipment, net	6,239	6,350
Goodwill	9,160	9,160
Core deposit intangibles, net	1,765	1,995
FDIC indemnification asset	7,549	7,537
Bank-owned life insurance	17,728	17,575
Other real estate owned	12,950	14,256
Deferred tax assets, net	6,257	6,255
Other assets	6,430	6,104

Total assets	$610,841	$611,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$33,658	$32,582
Interest-bearing deposits:
NOW accounts	17,185	17,497
Money market accounts	150,919	148,959
Savings accounts	6,978	6,273
Time deposits	243,923	255,784
Total interest-bearing deposits	419,005	428,513
Total deposits	452,663	461,095

Securities sold under agreements to repurchase and other short-term borrowings	23,346	17,736
Federal Home Loan Bank (FHLB) advances	30,000	30,000
Other liabilities	4,068	3,491
Total liabilities	510,077	512,322

Commitments and contingencies (See Note 5)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at March 31, 2012 and December 31, 2011	116	116
Additional paid in capital	96,695	96,645
Retained earnings	7,140	5,472
Accumulated other comprehensive loss	(3,187)	(3,182)
Total stockholders’ equity	100,764	99,051

Total liabilities and stockholders’ equity	$610,841	$611,373

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
		(As Restated)
Interest and dividend income:
Interest and fees on loans	$8,611	$7,531
Interest and dividends on taxable securities	402	556
Interest and dividends on other earning assets	61	52
Total interest and dividend income	9,074	8,139
Interest expense:
Interest on deposits	1,197	1,277
Interest on borrowings	237	318
Total interest expense	1,434	1,595

Net interest income	7,640	6,544

Provision for loan losses	1,450	1,340
Net interest income after provision for loan losses	6,190	5,204

Noninterest income:
Account maintenance and deposit service fees	196	200
Income from bank-owned life insurance	153	135
Gain on sale of SBA loans	657	-
Net loss on other real estate owned	(199)	(39)
Gain on other assets	14	-
Total other-than-temporary impairment losses	(6)	(32)
Portion of loss recognized in other comprehensive income (before taxes)	4	-
Net credit impairment losses recognized in earnings	(2)	(32)
Other	53	44

Total noninterest income	872	308

Noninterest expenses:
Salaries and benefits	1,825	1,603
Occupancy expenses	582	539
Furniture and equipment expenses	156	136
Amortization of core deposit intangible	230	230
Virginia franchise tax expense	145	171
FDIC assessment	129	154
Data processing expense	137	142
Telephone and communication expense	102	88
Change in FDIC indemnification asset	(14)	(16)
Other operating expenses	1,020	557
Total noninterest expenses	4,312	3,604
Income before income taxes	2,750	1,908
Income tax expense	907	618
Net income	$1,843	$1,290
Other comprehensive income (loss) :
Unrealized gain on available for sale securities	$29	$96
Realized amount on securities sold, net	-	-
Non-credit component of other-than-temporary impairment on held-to-maturity securities	(4)	55
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(32)	(11)
Net unrealized gain (loss)	(7)	140
Tax effect	2	(48)
Other comprehensive income (loss)	(5)	92
Comprehensive income	$1,838	$1,382
Earnings per share, basic and diluted	$0.16	$0.11

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Loss	Income	Total

Balance - January 1, 2012	$116	$96,645	$5,472	$(3,182)		$99,051
Comprehensive income:
Net income			1,843		$1,843	1,843
Change in unrealized gain on available for sale securities (net of tax, $10)				19	19	19
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $12 and accretion, $32 and amounts recorded into other comprehensive income at transfer)				(24)	(24)	(24)
Total comprehensive income					$1,838
Dividends on common stock ($.015 per share)			(175)			(175)
Stock-based compensation expense		50				50

Balance - March 31, 2012	$116	$96,695	$7,140	$(3,187)		$100,764

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(dollars in thousands) (Unaudited)

	2012	2011
		(As Restated)
Operating activities:
Net income	$1,843	$1,290
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	147	126
Amortization of core deposit intangible	230	230
Other amortization , net	44	(37)
Accretion of loan discount	(1,472)	(970)
Increase (decrease) in FDIC indemnification asset	(14)	(16)
Provision for loan losses	1,450	1,340
Earnings on bank-owned life insurance	(153)	(135)
Stock based compensation expense	50	26
Gain on sale of loans	(657)	-
Impairment on securities	2	32
Net loss on other real estate owned	199	39
Net (increase) decrease in other assets	195	(202)
Net increase in other liabilities	577	1,014
Net cash and cash equivalents provided by operating activities	2,441	2,737
Investing activities:
Proceeds from paydowns, maturities and calls of securities available for sale	710	265
Purchases of securities held to maturity	(5,000)	-
Proceeds from paydowns, maturities and calls of securities held to maturity	2,509	3,486
Loan originations and payments, net	(3,839)	(7,075)
Proceeds from sale of SBA loans	5,713	-
Proceeds from sale of other real estate owned	511	388
Payments received on FDIC indemnification asset	2	696
Purchases of bank premises and equipment	(36)	(17)
Net cash and cash equivalents provided by (used in) investing activities	570	(2,257)
Financing activities:
Net increase (decrease) in deposits	(8,432)	1,384
Cash dividends paid - common stock	(175)	-
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	5,610	(4,027)
Net cash and cash equivalents used in financing activities	(2,997)	(2,643)
Increase (decrease) in cash and cash equivalents	14	(2,163)
Cash and cash equivalents at beginning of period	5,035	9,745
Cash and cash equivalents at end of period	$5,049	$7,582
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$1,420	$1,640
Income taxes	125	-
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	-	3,759

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

1.   ACCOUNTING POLICIES

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

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“U. S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Southern National’s Form 10-K for the year ended December 31, 2011.

As disclosed in our 2011 Annual Report on Form 10-K filed on April 16, 2012, Southern National restated its financial statements for the year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.  In December 2009, we acquired Greater Atlantic Bank from the FDIC.  We identified errors in the purchase accounting related to that acquisition.  All amounts for the three months ended March 31, 2011set forth in this Quarterly Report on Form 10-Q, as applicable, reflect the restatement of previously issued financial statements.  See Note 8 for further details.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance also requires disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this Update are to be applied prospectively, effective during interim and annual periods beginning after December 15, 2011. This ASU was adopted in the first quarter of 2012 and its requirements are reflected in our disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12 to defer changes that relate to the presentation of reclassification adjustments but the other requirements of ASU 2011-05 remain in effect. We present OCI in a single continuous statement of comprehensive income.

2.	STOCK- BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees.  As of March 31, 2012, options to purchase an aggregate of 302,500 shares of common stock were outstanding and no shares remained available for issuance. The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options.  The purpose of the plan is to afford key employees an incentive to remain in the employ of Southern National and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in Southern National’s future success.  Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date.  The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

SNBV granted 12,000 options during the first three months of 2012. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model.  The following weighted-average assumptions were used to value options granted in the three months ended March 31, 2012:

2012
Dividend yield	0.00%
Expected life	10 years
Expected volatility	35.64%
Risk-free interest rate	2.04%
Weighted average fair value per option granted	$3.03

The risk-free interest rate was developed using the U. S. Treasury yield curve for periods equal to the expected life of the options on the grant date.  An increase in the risk-free interest rate will increase stock compensation expense on future option grants.

For the three months ended March 31, 2012 and 2011, stock-based compensation expense was $50 thousand and $26 thousand, respectively.  As of March 31, 2012, unrecognized compensation expense associated with the stock options was $594 thousand, which is expected to be recognized over a weighted average period of 3.6 years.

A summary of the activity in the stock option plan during the three months ended March 31, 2012 follows (dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	415,325	$8.06
Granted	12,000	6.24
Forfeited	-	-
Exercised	-	-
Options outstanding, end of period	427,325	$8.01	6.2	$56

Vested or expected to vest	427,325	$8.01	6.2	$56

Exercisable at end of period	341,375	$8.26	5.7	$30

3.    SECURITIES

The amortized cost and fair value of securities available-for-sale were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
March 31, 2012	Cost	Gains	Losses	Value
SBA guaranteed loan pools	$8,825	$304	$-	9,129
FHLMC preferred stock	16	58	-	74
Total	$8,841	$362	$-	$9,203

	Amortized	Gross Unrealized		Fair
December 31, 2011	Cost	Gains	Losses	Value
SBA guaranteed loan pools	$9,557	$280	$-	9,837
FHLMC preferred stock	16	52	-	68
Total	$9,573	$332	$-	$9,905

The carrying amount and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
March 31, 2012	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$23,729	$1,528	$-	$25,257
Residential government-sponsored collateralized mortgage obligations	63	1	-	64
Government-sponsored agency securities	5,000	12	-	5,012
Other residential collateralized mortgage obligations	939	-	(153)	786
Trust preferred securities	7,848	862	(2,815)	5,895
	$37,579	$2,403	$(2,968)	$37,014

	Amortized	Gross Unrecognized		Fair
December 31, 2011	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$26,105	$1,710		$27,815
Residential government-sponsored collateralized mortgage obligations	85	2		87
Other residential collateralized mortgage obligations	957	-	(157)	800
Trust preferred securities	7,928	674	(2,840)	5,762
	$35,075	$2,386	$(2,997)	$34,464

The fair value and carrying amount, if different, of debt securities as of March 31, 2012, by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$-	$-	$126	$126
Due in five to ten years	-	-	912	936
Due after ten years	12,848	10,907	7,787	8,067
Residential government-sponsored mortgage-backed securities	23,729	25,257	-	-
Residential government-sponsored collateralized mortgage obligations	63	64	-	-
Other residential collateralized mortgage obligations	939	786	-	-
Total	$37,579	$37,014	$8,825	$9,129

Securities with a carrying amount of approximately $37.9 million and $36.0 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio for indicators of other than temporary impairment.  At March 31, 2012, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $5.5 million in the portfolio that are considered temporarily impaired at March 31, 2012.  Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of March 31, 2012.  The following tables present information regarding securities in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011 (in thousands) by duration of time in a loss position:

March 31, 2012
	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Other residential collateralized mortgage obligations	$786	$(153)	$-	$-	$786	$(153)
Trust preferred securities	-	-	4,732	(2,815)	4,732	(2,815)
	$786	$(153)	$4,732	$(2,815)	$5,518	$(2,968)

December 31, 2011
	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Other residential collateralized mortgage obligations	$800	$(157)	$-	$-	$800	$(157)
Trust preferred securities	-	-	4,783	(2,840)	4,783	(2,840)
	$800	$(157)	$4,783	$(2,840)	$5,583	$(2,997)

As of March 31, 2012, we owned pooled trust preferred securities as follows:

										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$6,979	$6,269	$3,779	$117,400	$300
MMCF III B	Senior Sub	A3	A-	Ba1	CC	437	427	274	37,000	10
						7,416	6,696	4,053		$310

										Cumulative
										Other Comprehensive	Cumulative OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	383	334	134,100	763	$354
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,090	129	166	167,205	1,382	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	34	218,750	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,061	26	26	121,682	343	692
ALESCO V C1	Mezzanine	A2	A	C	C	2,115	468	345	90,000	986	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,149	29	574	249,100	561	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,096	117	363	97,400	799	1,180
						14,050	1,152	1,842		$4,841	$8,057

Total						$21,466	$7,848	$5,895

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

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is more likely than not that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired during the three months ended March 31, 2012, except for the MMC Funding XVIII security.

Our analyses resulted in OTTI charges related to credit on MMC Funding XVIII in the amount of $2 thousand during the three months ended March 31, 2012, compared to OTTI charges related to credit on TPREF Funding II totaling $32 thousand during the first quarter of 2011.

We also own $939 thousand of SARM 2005-22 1A2. This residential collateralized mortgage obligation was originally rated AAA by Standard and Poors. After a series of downgrades, this security has been other than temporarily impaired in past reporting periods. For the first quarter of 2012 and based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support it has been determined that no OTTI charge for credit was required for the quarter ended March 31, 2012.  The assumptions used in the analysis included a 3.4% prepayment speed, 10% default rate, a 50% loss severity and an accounting yield of 2.48%. We recorded no OTTI charges for credit on this security during  the first quarter of 2011.

The following table presents a roll forward of the credit losses for the trust preferred securities and the residential collateralized mortgage obligation recognized in earnings for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,277	$8,002
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	2	32
Reductions due to realized losses	(5)	-
Amount of cumulative other-than-temporary impairment related to credit loss as of March 31	$8,274	$8,034

  4.       LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2012 and December 31, 2011:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans	Loans	Loans	Loans	Loans	Loans
	March 31, 2012			December 31, 2011
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,949	$81,256	$86,205	$4,854	$82,450	$87,304
Commercial real estate - non-owner-occupied	11,727	112,777	124,504	11,243	117,059	128,302
Secured by farmland	-	1,500	1,500	-	1,506	1,506
Construction and land loans	2,258	51,200	53,458	2,883	39,565	42,448
Residential 1-4 family	24,445	48,884	73,329	25,307	49,288	74,595
Multi- family residential	626	19,163	19,789	629	19,553	20,182
Home equity lines of credit	34,810	7,987	42,797	35,442	9,040	44,482
Total real estate loans	78,815	322,767	401,582	80,358	318,461	398,819

Commercial loans	2,112	86,823	88,935	2,122	89,939	92,061
Consumer loans	100	1,676	1,776	108	1,868	1,976
Gross loans	81,027	411,266	492,293	82,588	410,268	492,856

Less deferred fees on loans	-	(1,112)	(1,112)	-	(1,088)	(1,088)
Loans, net of deferred fees	$81,027	$410,154	$491,181	$82,588	$409,180	$491,768

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

Impaired loans were as follows (in thousands):

March 31, 2012	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated (3)	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$135	$-	$675	$-	$810	$-
Commercial real estate - non-owner occupied (2)	2,121	-	3,294	-	5,415	-
Construction and land development	1,053	-	6,172	-	7,225	-
Commercial loans	212	-	3,861	-	4,073	-
Residential 1-4 family	1,233	-	387	-	1,620	-
Other consumer loans	-	-	-	-	-	-

Total	$4,754	$-	$14,389	$-	$19,143	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-
Construction and land development	-	-	1,465	689	1,465	689
Commercial loans	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$1,465	$689	$1,465	$689
Grand total	$4,754	$-	$15,854	$689	$20,608	$689

(1) Recorded investment is after charge offs of $5.0 million and includes SBA guarantees of $2.4 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment through earnings and may concurrently record a charge off to the allowance for loan losses.

December 31, 2011	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated (3)	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$235	$-	$4,739	$-	$4,974	$-
Commercial real estate - non-owner occupied (2)	1,831	-	3,294	-	5,125	-
Construction and land development	1,062	-	4,825	-	5,887	-
Commercial loans	213	-	10,704	-	10,917	-
Residential 1-4 family	1,355	-	375	-	1,730	-
Other consumer loans	-	-	-	-	-	-

Total	$4,696	$-	$23,937	$-	$28,633	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-
Construction and land development	-	-	1,765	989	1,765	989
Commercial loans	-	-	452	50	452	50
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$2,217	$1,039	$2,217	$1,039
Grand total	$4,696	$-	$26,154	$1,039	$30,850	$1,039

(1) Recorded investment is after charge offs of $5.6 million and includes SBA guarantees of $2.5 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment through earnings and may concurrently record a charge off to the allowance for loan losses.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three months ended March 31, 2012 and 2011 (in thousands):

Three months ended March 31, 2012
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$136	$5	$682	$12	$818	$17
Commercial real estate - non-owner occupied (2)	2,020	39	3,294	45	5,314	84
Construction and land development	1,058	25	4,772	31	5,830	56
Commercial loans	212	6	4,031	42	4,243	48
Residential 1-4 family	1,223	6	400	3	1,623	9
Other consumer loans	-	-	-	-	-	-

Total	$4,649	$81	$13,179	$133	$17,828	$214

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-
Construction and land development	-	-	1,690	14	1,690	14
Commercial loans	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$1,690	$14	$1,690	$14
Grand total	$4,649	$81	$14,869	$147	$19,518	$228

(2) Includes loans secured by farmland and multi-family residential loans.

Three months ended March 31, 2011
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$141	$5	$323	$6	$464	$11
Commercial real estate - non-owner occupied (2)	1,748	21	5,119	44	6,867	65
Construction and land development	702	26	1,789	26	2,491	52
Commercial loans	218	5	1,842	13	2,060	18
Residential 1-4 family	225	3	2,062	-	2,287	3
Other consumer loans			-	-	-	-

Total	$3,034	$60	$11,135	$89	$14,169	$149

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-
Construction and land development	-	-	2,014	31	2,014	31
Commercial loans	-	-	1,048	-	1,048	-
Residential 1-4 family	-	-	4,564	74	4,564	74
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$7,626	$105	$7,626	$105
Grand total	$3,034	$60	$18,761	$194	$21,795	$254

(2) Includes loans secured by farmland and multi-family residential loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still accruing by class of loans as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Covered Loans		Non-covered Loans		Total Loans
		Loans Past Due		Loans Past Due		Loans Past Due
	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More
	Loans	Still on Accrual	Loans	Still on Accrual	Loans	Still on Accrual
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	2,121	-	625	-	2,746	-
Construction and land development	-	-	2,163	-	2,163	-
Commercial loans	-	-	2,016	-	2,016	-
Residential 1-4 family	1,233	-	-	-	1,233	-
Other consumer loans	-	-	-	-	-	-

Total	$3,354	$-	$4,804	$-	$8,158	$-

December 31, 2011	Covered Loans		Non-covered Loans		Total Loans
		Loans Past Due		Loans Past Due		Loans Past Due
	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More
	Loans	Still on Accrual	Loans	Still on Accrual	Loans	Still on Accrual
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	1,985	136	625	-	2,610	136
Construction and land development	-	-	1,087	-	1,087	-
Commercial loans	-	-	2,772	-	2,772	-
Residential 1-4 family	1,355	-	57	32	1,412	32
Other consumer loans	-	-	-	-	-	-

Total	$3,340	$136	$4,541	$32	$7,881	$168

(1) Includes loans secured by farmland and multi-family residential loans.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $2.4 million and $2.5 million at March 31, 2012 and December 31, 2011, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$338	$-	$-	$338	$-	$4,611	$4,949
Commercial real estate - non-owner occupied (1)	1,867	-	-	1,867	2,121	8,365	12,353
Construction and land development	-	97	-	97	-	2,161	2,258
Commercial loans	-	-	-	-	-	2,112	2,112
Residential 1-4 family	271	48	-	319	1,233	57,703	59,255
Other consumer loans	1	1	-	2	-	98	100

Total	$2,477	$146	$-	$2,623	$3,354	$75,050	$81,027

Non-covered loans:
Commercial real estate - owner occupied	$842	$2,435	$-	$3,277	$-	$77,979	$81,256
Commercial real estate - non-owner occupied (1)	253	-	-	253	625	132,562	133,440
Construction and land development	19	-	-	19	2,163	49,018	51,200
Commercial loans	1,243	351	-	1,594	2,016	83,213	86,823
Residential 1-4 family	5,303	801	-	6,104	-	50,767	56,871
Other consumer loans	7	-	-	7	-	1,669	1,676

Total	$7,667	$3,587	$-	$11,254	$4,804	$395,208	$411,266

Total loans:
Commercial real estate - owner occupied	$1,180	$2,435	$-	$3,615	$-	$82,590	$86,205
Commercial real estate - non-owner occupied (1)	2,120	-	-	2,120	2,746	140,927	145,793
Construction and land development	19	97	-	116	2,163	51,179	53,458
Commercial loans	1,243	351	-	1,594	2,016	85,325	88,935
Residential 1-4 family	5,574	849	-	6,423	1,233	108,470	116,126
Other consumer loans	8	1	-	9	-	1,767	1,776

Total	$10,144	$3,733	$-	$13,877	$8,158	$470,258	$492,293

December 31, 2011	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$303	$-	$303	$-	$4,551	$4,854
Commercial real estate - non-owner occupied (1)	-	-	136	136	1,985	9,751	11,872
Construction and land development	-	-	-	-	-	2,883	2,883
Commercial loans	-	-	-	-	-	2,122	2,122
Residential 1-4 family	269	16	-	285	1,355	59,109	60,749
Other consumer loans	5	-	-	5	-	103	108

Total	$274	$319	$136	$729	$3,340	$78,519	$82,588

Non-covered loans:
Commercial real estate - owner occupied	$847	$-	$-	$847	$-	$81,603	$82,450
Commercial real estate - non-owner occupied (1)	140	-	-	140	625	137,353	138,118
Construction and land development	290	39	-	329	1,087	38,149	39,565
Commercial loans	1,022	585	-	1,607	2,772	85,560	89,939
Residential 1-4 family	953	840	32	1,825	57	56,446	58,328
Other consumer loans	2	-	-	2	-	1,866	1,868

Total	$3,254	$1,464	$32	$4,750	$4,541	$400,977	$410,268

Total loans:
Commercial real estate - owner occupied	$847	$303	$-	$1,150	$-	$86,154	$87,304
Commercial real estate - non-owner occupied (1)	140	-	136	276	2,610	147,104	149,990
Construction and land development	290	39	-	329	1,087	41,032	42,448
Commercial loans	1,022	585	-	1,607	2,772	87,682	92,061
Residential 1-4 family	1,222	856	32	2,110	1,412	115,555	119,077
Other consumer loans	7	-	-	7	-	1,969	1,976

Total	$3,528	$1,783	$168	$5,479	$7,881	$479,496	$492,856

(1) Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for loan and lease losses for the three months ended March 31, 2012 and 2011 is summarized below (in thousands):
	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied (1)
			Construction and Land Development			Other Consumer Loans
				Commercial Loans	1-4 Family Residential
Three months ended March 31, 2012							Unallocated	Total
Allowance for loan losses:
Beginning balance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295
Charge offs	-	-	-	(823)	(32)	(3)	-	(858)
Recoveries	-	-	-	12	1	2	-	15
Provision	22	655	(867)	1,136	(42)	(3)	549	1,450
Ending balance	$649	$1,666	$500	$2,552	$948	$38	$549	$6,902

Three months ended March 31, 2011
Allowance for loan losses:
Beginning balance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599
Charge offs	(60)	(600)	(7)	(521)	(102)	-	-	(1,290)
Recoveries	-	-	5	36	13	1	-	55
Provision	243	334	580	(135)	(16)	17	317	1,340
Ending balance	$745	$999	$904	$1,805	$894	$27	$330	$5,704

(1) Includes loans secured by farmland and multi-family residential loans.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
March 31, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$689	$-	$-	$-	$-	$-	$689
Collectively evaluated for impairment	649	977	500	2,552	948	38	549	6,213
Total ending allowance	$649	$1,666	$500	$2,552	$948	$38	$549	$6,902

Loans:
Individually evaluated for impairment	$675	$3,294	$7,637	$3,861	$387	$-	$-	$15,854
Collectively evaluated for impairment	80,581	130,146	43,563	82,962	56,484	1,676	-	395,412
Total ending loan balances	$81,256	$133,440	$51,200	$86,823	$56,871	$1,676	$-	$411,266

December 31, 2011
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$989	$50	$-	$-	$-	$1,039
Collectively evaluated for impairment	627	1,011	378	2,177	1,021	42	-	5,256
Total ending allowance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295

Loans:
Individually evaluated for impairment	$4,739	$3,294	$6,590	$11,156	$375	$-	$-	$26,154
Collectively evaluated for impairment	77,711	134,824	32,975	78,783	57,953	1,868	-	384,114
Total ending loan balances	$82,450	$138,118	$39,565	$89,939	$58,328	$1,868	$-	$410,268

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

During the three months ended March 31, 2012, we modified  two loans in troubled debt restructurings totaling $755 thousand.  Loan impairment in the amount of $555 thousand was previously recognized on these loans, and no incremental impairment was recognized during the first quarter of 2012 in connection with the modifications. The loans are paying in accordance with the modified terms and there is no additional commitment to lend.

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

Substandard loans may be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

March 31, 2012	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$135	$4,814	$4,949	$1,399	$675	$79,182	$81,256	$2,209	$83,996	$86,205
Commercial real estate - non-owner occupied (2)	2,121	10,232	12,353	-	3,294	130,146	133,440	5,415	140,378	145,793
Construction and land development	1,053	1,205	2,258	-	7,637	43,563	51,200	8,690	44,768	53,458
Commercial loans	212	1,900	2,112	33	3,861	82,929	86,823	4,106	84,829	88,935
Residential 1-4 family	1,233	58,022	59,255	39	387	56,445	56,871	1,659	114,467	116,126
Other consumer loans		100	100	-	-	1,676	1,676	-	1,776	1,776

Total	$4,754	$76,273	$81,027	$1,471	$15,854	$393,941	$411,266	$22,079	$470,214	$492,293

December 31, 2011	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$235	$4,619	$4,854	$1,404	$4,739	$76,307	$82,450	$6,378	$80,926	$87,304
Commercial real estate - non-owner occupied (2)	1,831	10,041	11,872	-	3,294	134,824	138,118	5,125	144,865	149,990
Construction and land development	1,062	1,821	2,883	-	6,590	32,975	39,565	7,652	34,796	42,448
Commercial loans	213	1,909	2,122	33	11,156	78,750	89,939	11,402	80,659	92,061
Residential 1-4 family	1,355	59,394	60,749	40	375	57,913	58,328	1,770	117,307	119,077
Other consumer loans		108	108	-	-	1,868	1,868	-	1,976	1,976

Total	$4,696	$77,892	$82,588	$1,477	$26,154	$382,637	$410,268	$32,327	$460,529	$492,856

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio.  The same credit quality indicators used in the non-covered portfolio are combined.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) Includes SBA guarantees of $2.4 million and $2.5 million as of March 31, 2012 and December 31, 2011 , respectively.

5.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $9.4 million and $6.5 million as of March 31, 2012 and December 31, 2011, respectively.

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

At March 31, 2012 and December 31, 2011, we had unfunded lines of credit and undisbursed construction loan funds totaling $103.2 million and $106.6 million, respectively.  Our approved loan commitments were $1.0 million and $690 thousand at March 31, 2012 and December 31, 2011, respectively.

6.     EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2012
Basic EPS	$1,843	11,590	$0.16
Effect of dilutive stock options and warrants	-	1	-
Diluted EPS	$1,843	11,591	$0.16

For the three months ended March 31, 2011
Basic EPS (as restated)	$1,290	11,590	$0.11
Effect of dilutive stock options and warrants	-	4	-
Diluted EPS (as restated)	$1,290	11,594	$0.11

There were 571,006 and 550,365 anti-dilutive options and warrants for the three months ended March 31, 2012 and 2011, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$9,129	$-	$9,129	$-
FHLMC preferred stock	74	74	-	-
Total available-for-sale securities	$9,203	$74	$9,129	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$9,837	$-	$9,837	$-
FHLMC preferred stock	68	68	-	-
Total available-for-sale securities	$9,905	$68	$9,837	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 9.55% to 16.55%.   Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the three months ended March 31, 2012.  The assumptions used in the analysis included a 3.4% prepayment speed, 10% default rate, a 50% loss severity and an accounting yield of 2.48%.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by appraisals or other valuation which is then adjusted for the cost related to liquidation of the collateral.  Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $15.9 million (including SBA guarantees of $2.4 million) as of March 31, 2012 with an allocated allowance for loan losses totaling $689 thousand compared to a carrying amount of $26.2 million (including SBA guarantees of $2.5 million) with an allocated allowance for loan losses totaling $1.0 million at December 31, 2011.  Charge offs related to the impaired loans at March 31, 2012 totaled $250 thousand for the three months ended March 31, 2012 compared to $1.1 million for the quarter ended March 31, 2011.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell.  OREO is further evaluated quarterly for any additional impairment.  Fair value is classified as Level 3 in the fair value hierarchy.  At March 31, 2012, the total amount of OREO was $12.9 million, of which $12.3 million was non-covered and $636 thousand was covered.

At December 31, 2011, the total amount of OREO was $14.3 million, of which $13.6 million was non-covered and $636 thousand was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Trust preferred securities, held to maturity	$26			$26
Impaired non-covered loans:
Commercial real estate - owner occupied	675			675
Commercial real estate - non-owner occupied (2)	3,294			3,294
Construction and land development	6,948			6,948
Commercial loans	3,861			3,861
Residential 1-4 family	387			387
Impaired covered loans:
Commercial real estate - owner occupied	135			135
Commercial real estate - non-owner occupied (2)	2,121			2,121
Construction and land development	1,053			1,053
Commercial loans	212			212
Residential 1-4 family	1,233			1,233
Non-covered other real estate owned:
Commercial real estate - owner occupied	786			786
Commercial real estate - non-owner occupied (2)	1,492			1,492
Construction and land development	4,063			4,063
Residential 1-4 family	5,973			5,973
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial	79			79

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Trust preferred securities, held to maturity	$32			$32
Impaired non-covered loans:
Commercial real estate - owner occupied	4,739			4,739
Commercial real estate - non-owner occupied (2)	3,294			3,294
Construction and land development	5,601			5,601
Commercial loans	11,106			11,106
Residential 1-4 family	375			375
Impaired covered loans:
Commercial real estate - owner occupied	235			235
Commercial real estate - non-owner occupied (2)	1,831			1,831
Construction and land development	1,062			1,062
Commercial loans	213			213
Residential 1-4 family	1,355			1,355
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,414			1,414
Commercial real estate - non-owner occupied (2)	1,519			1,519
Construction and land development	4,614			4,614
Residential 1-4 family	6,073			6,073
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial	79			79

(2) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		March 31, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$5,049	$5,049	$5,035	$5,035
Securities available for sale	See previous table	9,203	9,203	9,905	9,905
Securities held to maturity	Level 2 & Level 3	37,579	37,014	35,075	34,464
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	6,653	n/a	6,653	n/a
Net non-covered loans	Level 3	403,252	403,142	402,885	400,777
Net covered loans	Level 3	81,027	81,002	82,588	82,079
Accrued interest receivable	Level 1	2,138	2,138	2,118	2,118
FDIC indemnification asset	Level 3	7,549	7,549	7,537	7,537
Financial liabilities:
Deposits:
Demand deposits	Level 1	50,843	50,843	50,079	50,079
Money market and savings accounts	Level 1	157,897	157,897	155,232	155,232
Certificates of deposit	Level 3	243,923	246,473	255,784	258,928
Securities sold under agreements to repurchase and other short-term borrowings	Level 1	23,346	23,346	17,736	17,736
FHLB advances	Level 3	30,000	31,116	30,000	31,293
Accrued interest payable	Level 1	377	377	363	363

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, savings accounts, money market accounts, short-term debt, and variable rate loans that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. It was not practicable to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability.  Fair value of long-term debt is based on current rates for similar financing.  The fair value of the FDIC indemnification asset was determined by discounting estimated future cash flows using the long-term risk free rate plus a premium and represents the present value of our current expectation for recoveries from the FDIC on covered loans.  The fair value of off-balance-sheet items is not considered material.  The fair value of loans is not presented on an exit price basis.

8.     CORRECTION OF ERRORS RELATED TO PURCHASE ACCOUNTING

In December 2009, we acquired Greater Atlantic Bank from the FDIC.  We have identified errors in the purchase accounting related to that acquisition.  We had utilized the services of a valuation consultant to assist with the identification and estimation of the fair value of the assets acquired and liabilities assumed.   As disclosed in our 2011 Annual Report on Form 10-K, we have restated our financial statements for year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.

The most significant error was that a redundant credit loss assumption was applied to the acquired residential and home equity loan portfolios for purposes of calculating the expected credit losses for these portfolios recoverable from the FDIC.  This error resulted in an overstatement of the FDIC indemnification asset.   The correction of the error resulted in the removal of the gain of $11.2 million reported in our 2009 consolidated statement of operations, as well as adjustments to other amounts originally reported in 2009.  We engaged an advisor to assist with calculating the correct initial fair value of the indemnification asset; accretion of the acquired loan discount; calculation of estimated amounts due back to the FDIC in the event that losses do not achieve a specified level (the clawback liability); and other purchase accounting adjustments. Correcting the 2009 purchase accounting entries required adjustments to certain as reported amounts as of and for the three months ended March 31, 2011.

Notes (a) through (f) below describe the restatement adjustments to the consolidated balance sheets as of March 31, 2011, and the consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the three months ended March 31, 2011  presented in the following tables.

(a)	Correct the carrying value of the FDIC indemnification asset as of March 31, 2011.

(b)
Correct the accretion amounts for the accretable discount on the acquired loans. On the statement of cash flows as reported, the accretion of the loan discount was previously presented as loan originations and payments, net within investing activities. Reclassifications between covered loans, other assets and goodwill of approximately $500 thousand are reflected as adjustments to the balance sheet presentation in this footnote as of March 31, 2011 as compared to the summarized presentation included in the unaudited quarterly financial information footnote in our 2011 Form 10-K.

(c)
Record a liability for amounts expected to be paid to the FDIC at the maturity of the indemnification agreement as credit losses are not expected to reach levels established in the Purchase and Assumption Agreement for the acquisition of Greater Atlantic Bank.  The initial fair value of this liability was reflected at the net present value of expected cash outflows of $586 thousand, and is accreted through other operating expenses to the expected cash disbursement.

(d)	Record the tax effects for the impact of the adjustments.

(e)	Corrections to the statement of cash flows to reflect the impact of the aforementioned adjustments as well as to present the accretion of the loan discount in operating activities.

(f)	Recognize goodwill of $10 thousand.

	Impact on Consolidated Balance Sheets
	March 31, 2011
	As Previously
	Reported	As Restated	Adjustment
	(dollars in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,634	$2,634	$-
Interest-bearing deposits in other financial institutions	4,948	4,948	-
Total cash and cash equivalents	7,582	7,582	-

Securities available for sale, at fair value	10,886	10,886	-

Securities held to maturity, at amortized cost (fair value of $40,777)	41,525	41,525	-

Covered loans	85,490	89,517	4,027	b
Non-covered loans	377,555	377,555	-
Total loans	463,045	467,072	4,027
Less allowance for loan losses	(5,704)	(5,704)	-
Net loans	457,341	461,368	4,027

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,350	6,350	-
Bank premises and equipment, net	4,550	4,550	-
Goodwill	8,713	8,723	10	f
Core deposit intangibles, net	2,685	2,685	-
FDIC indemnification asset	17,999	7,615	(10,384)	a
Bank-owned life insurance	14,703	14,703	-
Other real estate owned	7,908	7,908	-
Deferred tax assets, net	3,734	6,634	2,900	d
Other assets	6,457	5,947	(510)	b/d
			-
Total assets	$590,433	$586,476	(3,957)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$32,591	$32,591	$-
Interest-bearing deposits:
NOW accounts	16,324	16,324	-
Money market accounts	150,964	150,964	-
Savings accounts	5,771	5,771	-
Time deposits	226,708	226,708	-
Total interest-bearing deposits	399,767	399,767	-
Total deposits	432,358	432,358	-

Securities sold under agreements to repurchase and other short-term borrowings	19,881	19,881	-
Federal Home Loan Bank (FHLB) advances	35,000	35,000	-
Other liabilities	2,842	3,462	620	c
Total liabilities	490,081	490,701	620

Commitments and contingencies (see note 15)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at March 31, 2011	116	116	-
Additional paid in capital	96,504	96,504	-
Retained earnings	6,974	2,397	(4,577)
Accumulated other comprehensive loss	(3,242)	(3,242)	-
Total stockholders’ equity	100,352	95,775	(4,577)

Total liabilities and stockholders’ equity	$590,433	$586,476	$(3,957)

	Impact on Consolidated Statements of Income and Comprehensive Income
	For the Three Months Ended
	March 31, 2011
	As Previously
	Reported	As Restated	Adjustment
	(dollars in thousands)
	(Unaudited)
Interest and dividend income :
Interest and fees on loans	$7,121	$7,531	$410	b
Interest and dividends on taxable securities	556	556	-
Interest and dividends on other earning assets	52	52	-
Total interest and dividend income	7,729	8,139	410
Interest expense:
Interest on deposits	1,277	1,277	-
Interest on borrowings	318	318	-
Total interest expense	1,595	1,595	-

Net interest income	6,134	6,544	410

Provision for loan losses	1,340	1,340	-
Net interest income after provision for loan losses	4,794	5,204	410

Noninterest income (loss):
Account maintenance and deposit service fees	200	200	-
Income from bank-owned life insurance	135	135	-
Net loss on other assets	(39)	(39)	-
Total other-than-temporary impairment losses (OTTI)	(32)	(32)	-
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	-
Net credit related OTTI recognized in earnings	(32)	(32)	-
Other	44	44	-

Total noninterest income (loss)	308	308	-

Noninterest expenses:
Salaries and benefits	1,603	1,603	-
Occupancy expenses	539	539	-
Furniture and equipment expenses	136	136	-
Amortization of core deposit intangible	230	230	-
Virginia franchise tax expense	171	171	-
FDIC assessment	154	154	-
Data processing expense	142	142	-
Telephone and communication expense	88	88	-
Change in FDIC indemnification asset	(159)	(16)	143	a
Other operating expenses	550	557	7	c
Total noninterest expenses	3,454	3,604	150
Income (loss) before income taxes	1,648	1,908	260
Income tax expense (benefit)	528	618	90	d
Net income (loss)	$1,120	$1,290	$170
Other comprehensive income :
Unrealized gain on available for sale securities	$96	$96	$-
Realized amount on securities sold, net	-	-	-
Non-credit component of other-than-temporary impairment on held-to-maturity securities	55	55	-
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for sale	(11)	(11)	-
Net unrealized gain	140	140	-
Tax effect	(48)	(48)	-
Other comprehensive income	92	92	-
Comprehensive income	$1,212	$1,382	$170
Earnings per share, basic and diluted	$0.10	$0.11	$0.01

	Impact on Consolidated Statements
	of Changes in Stockholders’ Equity
	As Previously
	Reported	As Restated	Adjustment
	(dollars in thousands)
	(Unaudited)
Balance - December 31, 2010	$99,114	$94,331	$(4,783)
Comprehensive income:
Net income	1,120	1,290	170
Change in unrealized loss on securities available for sale (net of tax, $33)	63	63	-
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $15 and accretion, $11 and amounts recorded into other comprehensive income at transfer)	29	29	-
Total comprehensive income	1,212	1,382	170
Stock-based compensation expense	26	26	-

Balance - March 31, 2011	$100,352	$95,739	$(4,613)

	Impact on Consolidated Statements Cash Flows
	For the Three Months Ended
	March 31, 2011
	As Previously
	Reported	As Restated	Adjustment
	(dollars in thousands)
	(Unaudited)
Operating activities:
Net income (loss)	$1,120	$1,290	$170
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	126	126	-
Amortization of core deposit intangible	230	230	-
Other amortization , net	(37)	(37)	-
Accretion of loan discount	-	(970)	(970)	b
Decrease (increase) in FDIC indemnification asset	(159)	(16)	143	a
Provision for loan losses	1,340	1,340	-
Earnings on bank-owned life insurance	(135)	(135)	-
Stock based compensation expense	26	26	-
Impairment on securities	32	32	-
Net loss on other real estate owned	39	39	-
Net (increase) decrease in other assets	111	(202)	(313)	d
Net increase (decrease) in other liabilities	1,014	1,014	-
Net cash and cash equivalents provided by operating activities	3,707	2,737	(970)
Investing activities:
Proceeds from paydowns, maturities and calls of securities available for sale	265	265	-
Proceeds from paydowns, maturities and calls of securities held to maturity	3,486	3,486	-
Loan originations and payments, net	(8,045)	(7,075)	970	b
Proceeds from sale of other real estate owned	388	388	-
Payments received on FDIC indemnification asset	696	696
Purchases of bank premises and equipment	(17)	(17)	-
Net cash and cash equivalents used in investing activities	(3,227)	(2,257)	970
Financing activities:
Net increase in deposits	1,384	1,384	-
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	(4,027)	(4,027)	- -
Net cash and cash equivalents used in financing activities	(2,643)	(2,643)	-
Decrease in cash and cash equivalents	(2,163)	(2,163)	-
Cash and cash equivalents at beginning of period	9,745	9,745	-
Cash and cash equivalents at end of period	$7,582	$7,582	$-
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$1,640	$1,640	-
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	3,759	3,759	-

9.           SUBSEQUENT EVENT

On April 27, 2012, Sonabank entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits and certain assets of HarVest Bank of Maryland (“HarVest”) a state chartered non-Federal Reserve member commercial bank. HarVest operates four branches – North Rockville, Frederick, Germantown and Bethesda. With this acquisition Sonabank will now operate 19 retail banking offices, with 14 in Virginia and five in Maryland.

Sonabank will initially be acquiring the assets and liabilities of HarVest at a $27.3 million discount and no premium on deposits. In this transaction, Sonabank will be receiving $145 million in deposits, $95 million in loans and $6.2 million in other real estate owned (OREO) from HarVest. There will be no loss share agreement between the FDIC and Sonabank. In addition, Sonabank will be purchasing cash and marketable securities of HarVest. Sonabank will account for the HarVest transaction under the purchase method of accounting in accordance with Business Combinations (“ASC 805”). Under ASC 805, the assets acquired and the liabilities assumed will be recorded at their estimated fair values as of the April 27, 2012 acquisition date.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV.  This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2011.  Results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results that may be attained for any other period.

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, factors that could contribute to those differences include, but are not limited to:

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

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“Southern National”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations.  Prior to the acquisition of HarVest Bank of Maryland on April 27, 2012, Sonabank operated 14 branches in Virginia located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Loudoun County (Middleburg, Leesburg (2), and South Riding), Front Royal, New Market, Richmond and Clifton Forge, and one branch in Rockville, Maryland.  We have administrative offices in Warrenton and an executive office in Georgetown, Washington, D.C where senior management is located.

As disclosed in our 2011 Annual Report on Form 10-K, Southern National restated its financial statements for the year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.  In December 2009, we acquired Greater Atlantic Bank from the FDIC.  We identified errors in the purchase accounting related to that acquisition.  All amounts for the three months ended March 31, 2011set forth in this Quarterly Report on Form 10-Q, as applicable, reflect the restatement of previously issued financial statements.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended March 31, 2012 was $1.8 million compared to $1.3 million during the first quarter of 2011.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $7.6 million for the first quarter of 2012, compared to $6.5 million for the first quarter of 2011. Approximately $805 thousand of the increase resulted from the recovery of the non-accretable credit-related discount recognized in purchase accounting for two impaired loans acquired in the Greater Atlantic Bank acquisition following the receipt of principal paydown from the borrowers. The total accretion of the discount on the Greater Atlantic Bank loan portfolio, including the aforementioned $805 thousand, amounted to $1.5 million in the first quarter of 2012, compared to $985 thousand in the first quarter of 2011. The net interest margin was 5.59% in the quarter ended March 31, 2012, up from 5.05% in the first quarter of 2011.  This was the result of an increase in average loan balances of $29.5 million over the first quarter of 2011, as well as the additional discount accretion.  The yield on earning assets increased to 6.64% during the first quarter of 2012 from 6.29% for the same period in 2011, while the cost of funds decreased from 1.44% during the quarter ended March 31, 2011 to 1.22% during the first quarter of 2012.  The decrease in the cost of funds was primarily related to time deposits and borrowings.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	3/31/2012			3/31/2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$488,618	$8,611	7.09%	$459,130	$7,531	6.65%
Investment securities	44,533	402	3.61%	54,342	556	4.09%
Other earning assets	16,572	61	1.48%	11,568	52	1.82%

Total earning assets	549,723	9,074	6.64%	525,040	8,139	6.29%
Allowance for loan losses	(6,946)			(5,979)
Total non-earning assets	71,119			60,526
Total assets	$613,896			$579,587

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$16,661	11	0.28%	$15,869	11	0.27%
Money market accounts	149,181	298	0.80%	158,811	365	0.93%
Savings accounts	6,359	9	0.59%	5,616	9	0.62%
Time deposits	254,699	878	1.39%	213,613	893	1.70%
Total interest-bearing deposits	426,900	1,197	1.13%	393,909	1,277	1.31%
Borrowings	47,103	237	2.02%	55,499	318	2.32%
Total interest-bearing liabilities	474,003	1,434	1.22%	449,408	1,595	1.44%
Noninterest-bearing liabilities:
Demand deposits	35,576			32,113
Other liabilities	4,099			2,752
Total liabilites	513,678			484,273
Stockholders’ equity	100,218			95,314
Total liabilities and stockholders’ equity	$613,896			$579,587
Net interest income		$7,640			$6,544
Interest rate spread			5.42%			4.85%
Net interest margin			5.59%			5.05%

(1) Includes loan fees in both interest income and the calculation of the yield on loans.
(2) Calculations include non-accruing loans in average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses is a current charge to earnings made in order to increase the allowance for loan losses to a level deemed appropriate by management based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectability.  Our loan loss allowance is calculated by segmenting the loan portfolio by loan type and applying historical loss factors to each segment.  The historical loss factors may be qualitatively adjusted by considering regulatory and peer data, and the application of management’s judgment.

The provision for loan losses in the first quarter of 2012 was $1.5 million, compared to $1.3 million in the first quarter of 2011. Net charge offs during the quarter ended March 31, 2012 were $843 thousand compared to $1.2 million during the first quarter of 2011.  The 2012 charge-offs were primarily related to various commercial and industrial loans.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$196	$200	$(4)
Income from bank-owned life insurance	153	135	18
Gain on sale of SBA loans	657	-	657
Net loss on other real estate owned	(199)	(39)	(160)
Gain on other assets	14	-	14
Net impairment losses recognized in earnings	(2)	(32)	30
Other	53	44	9
Total noninterest income	$872	$308	$564

Noninterest income was $872 thousand during the first quarter of 2012, compared to $308 thousand during the same quarter of 2011.  The increase was attributable to a gain on sale of the guaranteed portion of SBA loans which was partially offset by small losses on the sale of other real estate owned (“OREO”) properties. Additionally, we recognized impairment charges on two OREO properties after updating our assessment of current market values and reduced our list prices. Income from bank-owned life insurance (“BOLI”) also improved slightly as we purchased additional insurance during the fourth quarter of 2011.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011	Change
		(As Restaated)
	(dollars in thousands)
Salaries and benefits	$1,825	$1,603	$222
Occupancy expenses	582	539	43
Furniture and equipment expenses	156	136	20
Amortization of core deposit intangible	230	230	-
Virginia franchise tax expense	145	171	(26)
FDIC assessment	129	154	(25)
Data processing expense	137	142	(5)
Telephone and communication expense	102	88	14
Change in FDIC indemnification asset	(14)	(16)	2
Other operating expenses	1,020	557	463
Total noninterest expense	$4,312	$3,604	$708

Noninterest expense was $4.3 million for the first quarter of 2012 compared to $3.6 million for the first quarter of 2011. The increase in noninterest expenses was primarily because other professional services expense, relating mostly to the restatement of 2010 and 2009 financial statements, increased from $391 thousand in the first quarter of 2011 to $804 thousand in the first quarter of 2012.

The efficiency ratio was 53.62% during the quarter ended March 31, 2012 compared to 52.06% during the first quarter of 2011.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $610.8 million as of March 31, 2012 compared to $611.4 million as of December 31, 2011.  Net loans receivable decreased from $491.8 million at the end of 2011 to $491.2 million at March 31, 2012. Within that total, covered loans declined by $1.6 million while the non-covered loan portfolio increased by $1.0 million. We sold $5.7 million of SBA loans during the first quarter of 2012.

Total deposits were $452.7 million at March 31, 2012 compared to $461.1 million at December 31, 2011. Certificates of deposit decreased $11.9 million during the quarter.  This was partially offset by an increase in money market accounts of $2.0 million during the quarter ended March 31, 2012.  Noninterest-bearing deposits were $33.7 million at March 31, 2012 and $32.6 million at December 31, 2011.

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

The following table summarizes the composition of our loan portfolio as of March 31, 2012 and December 31, 2011:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans	Loans	Loans	Loans	Loans	Loans
	March 31, 2012			December 31, 2011
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,949	$81,256	$86,205	$4,854	$82,450	$87,304
Commercial real estate - non-owner-occupied	11,727	112,777	124,504	11,243	117,059	128,302
Secured by farmland	-	1,500	1,500	-	1,506	1,506
Construction and land loans	2,258	51,200	53,458	2,883	39,565	42,448
Residential 1-4 family	24,445	48,884	73,329	25,307	49,288	74,595
Multi- family residential	626	19,163	19,789	629	19,553	20,182
Home equity lines of credit	34,810	7,987	42,797	35,442	9,040	44,482
Total real estate loans	78,815	322,767	401,582	80,358	318,461	398,819

Commercial loans	2,112	86,823	88,935	2,122	89,939	92,061
Consumer loans	100	1,676	1,776	108	1,868	1,976
Gross loans	81,027	411,266	492,293	82,588	410,268	492,856

Less deferred fees on loans	-	(1,112)	(1,112)	-	(1,088)	(1,088)
Loans, net of deferred fees	$81,027	$410,154	$491,181	$82,588	$409,180	$491,768

As of March 31, 2012 and December 31, 2011, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

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

Non-covered Loans and Assets

Non-covered loans evaluated for impairment totaled $15.9 million with allocated allowance for loan losses in the amount of $689 thousand as of March 31, 2012, including $4.8 million of nonaccrual loans and $755 thousand of restructured loans. This compares to $26.2 million of impaired loans with allocated allowance for loan losses in the amount of $1.0 million at December 31, 2011, including $4.5 million of nonaccrual loans and $1.1 million of restructured loans. The nonaccrual loans included SBA guaranteed amounts of $2.4 million and $2.5 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 there were no loans past due 90 days or more and accruing interest, compared to $32 thousand as of December 31, 2011.

Non-covered nonperforming assets decreased from $18.2 million at December 31, 2011 to $17.1 million at March 31, 2012.

Non-covered OREO as of March 31, 2012 was $12.3 million compared to $13.6 million as of the end of the previous year. During the first quarter of 2012 we had no foreclosures and OREO sales of $1.1 million. Non-covered OREO was comprised of the Culpeper lots, a horse facility, an estate in Charlottesville, a construction/land project, a commercial property in southwest Virginia and three residential properties.

Sonabank has an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at March 31, 2012.

The following table presents a comparison of non-covered nonperforming assets as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011

Nonaccrual loans	$4,804	$4,541
Loans past due 90 days and accruing interest	-	32
Total nonperforming loans	4,804	4,573
Other real estate owned	12,314	13,620
Total nonperforming assets	$17,118	$18,193

SBA guaranteed amounts included in nonaccrual loans	$2,439	$2,462

Allowance for loan losses to nonperforming loans	143.67%	137.66%
Allowance for loan losses to total non-covered loans	1.68%	1.54%
Nonperforming assets to total non-covered assets	3.23%	3.44%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	2.77%	2.98%
Nonperforming assets to total non-covered loans and OREO	4.05%	4.30%
Nonperforming assets excluding SBA guaranteed loans to total non-covered loans and OREO	3.47%	3.72%

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

During the three months ended March 31, 2012, we modified two loans in troubled debt restructurings totaling $755 thousand. Loan impairment in the amount of $555 thousand was previously recognized on these loans, and no incremental impairment was recognized during the first quarter of 2012 in connection with the modifications. The loans are paying in accordance with the modified terms and there is no additional commitment to lend.

Covered Loans and Assets

Covered loans identified as impaired totaled $4.8 million as of March 31, 2012 and $4.7 million at December 31, 2011. Nonaccrual loans were $3.4 million and $3.3 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, there were no loans past due 90 days or more and accruing interest, and at December 31, 2011, there were loans past due 90 days or more and accruing interest in the amount of $136 thousand.

Securities

Investment securities, available for sale and held to maturity, were $46.8 million at March 31, 2012 and $45.0 million at December 31, 2011.

As of March 31, 2012 we owned pooled trust preferred securities as follows:
										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$6,979	$6,269	$3,779	$117,400	$300
MMCF III B	Senior Sub	A3	A-	Ba1	CC	437	427	274	37,000	10
						7,416	6,696	4,053		$310

										Cumulative	Cumulative
										Other Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	383	334	134,100	763	$354
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,090	129	166	167,205	1,382	579
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	34	218,750	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,061	26	26	121,682	343	692
ALESCO V C1	Mezzanine	A2	A	C	C	2,115	468	345	90,000	986	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,149	29	574	249,100	561	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,096	117	363	97,400	799	1,180
						14,050	1,152	1,842		$4,841	$8,057

Total						$21,466	$7,848	$5,895

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

The analyses resulted in OTTI charges related to credit on the trust preferred securities in the amount of $2 thousand during the first quarter of 2012, compared to OTTI charges related to credit on the trust preferred securities totaling $32 thousand for three months ended March 31, 2011.

We also own a residential collateralized mortgage obligation which has been evaluated for potential impairment. We recorded no OTTI charges for credit on this security during the three months ended March 31, 2012 and 2011.

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

During the three months ended March 31, 2012, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 2012, we had $103.2 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $1.0 million at March 31, 2012. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Southern National
Tier 1 risk-based capital ratio	$92,694	19.51%	$19,007	4.00%	$28,510	6.00%
Total risk-based capital ratio	98,627	20.76%	38,014	8.00%	47,517	10.00%
Leverage ratio	92,694	15.38%	24,101	4.00%	30,126	5.00%
Sonabank
Tier 1 risk-based capital ratio	$89,303	18.80%	$18,997	4.00%	$28,496	6.00%
Total risk-based capital ratio	95,233	20.05%	37,994	8.00%	47,493	10.00%
Leverage ratio	89,303	14.83%	24,092	4.00%	30,115	5.00%

December 31, 2011
Southern National
Tier 1 risk-based capital ratio	$90,718	19.37%	$18,738	4.00%	$28,107	6.00%
Total risk-based capital ratio	96,560	20.61%	37,476	8.00%	46,845	10.00%
Leverage ratio	90,718	14.89%	24,367	4.00%	30,459	5.00%
Sonabank
Tier 1 risk-based capital ratio	$87,176	18.62%	$18,729	4.00%	$28,094	6.00%
Total risk-based capital ratio	93,015	19.87%	37,459	8.00%	46,823	10.00%
Leverage ratio	87,176	14.31%	24,367	4.00%	30,459	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of March 31, 2012 and December 31, 2011, and all changes are within our ALM Policy guidelines:

	Sensitivity of Market Value of Portfolio Equity
	As of March 31, 2012

				Market Value of
Change in	Market Value of Portfolio Equity			Portfolio Equity as a % of
Interest Rates					Portfolio
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$89,739	$(9,881)	-9.92%	14.69%	89.06%
Up 300	92,981	(6,639)	-6.66%	15.22%	92.28%
Up 200	95,399	(4,221)	-4.24%	15.62%	94.68%
Up 100	98,099	(1,521)	-1.53%	16.06%	97.36%
Base	99,620	-	0.00%	16.31%	98.86%
Down 100	95,767	(3,853)	-3.87%	15.68%	95.04%
Down 200	94,027	(5,593)	-5.61%	15.39%	93.31%

	Sensitivity of Market Value of Portfolio Equity
	As of December 31, 2011
				Market Value of
Change in	Market Value of Portfolio Equity			Portfolio Equity as a % of
Interest Rates					Portfolio
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$94,069	$(6,103)	-6.09%	15.39%	94.97%
Up 300	95,562	(4,610)	-4.60%	15.63%	96.48%
Up 200	97,934	(2,238)	-2.23%	16.02%	98.87%
Up 100	98,965	(1,207)	-1.20%	16.19%	99.91%
Base	100,172	-	0.00%	16.38%	101.13%
Down 100	96,052	(4,120)	-4.11%	15.71%	96.97%
Down 200	94,524	(5,648)	-5.64%	15.46%	95.43%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2012 and December 31, 2011 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of March 31, 2012

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$27,587	$1,546	4.99%	0.27%
Up 300	27,214	1,173	4.92%	0.20%
Up 200	26,802	761	4.85%	0.13%
Up 100	26,364	323	4.77%	0.05%
Base	26,041	-	4.72%	0.00%
Down 100	26,680	639	4.83%	0.11%
Down 200	26,675	634	4.83%	0.11%

	Sensitivity of Net Interest Income
	As of December 31, 2011

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$28,323	$2,593	5.16%	0.46%
Up 300	27,654	1,924	5.04%	0.34%
Up 200	27,021	1,291	4.93%	0.23%
Up 100	26,286	556	4.80%	0.10%
Base	25,730	-	4.70%	0.00%
Down 100	26,408	678	4.82%	0.12%
Down 200	26,405	675	4.82%	0.12%

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

 ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report on Form 10-Q, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting. As was noted in our Annual Report on Form 10-K for the year ended December 31, 2011, management identified a material weakness in our internal control over financial reporting relating to the design and operation of controls over the accounting for non-routine transactions. Management has begun the process of remediating this internal control weakness in two ways:

First, controls have been augmented or developed for the process that management uses to develop and document, review and approve the underlying assumptions that management provides to our valuation consultant for purposes of conducting the necessary periodic evaluations of the FDIC Indemnification asset. Specifically, management has developed and documented a methodology to estimate future credit losses in the covered loan portfolio, consistent with the existing methodology applied for the non-covered loan portfolio, as well as a review of the loss experience on the covered portfolio.  Management will now document its review and approval of the calculations performed by the valuation consultant related to the valuation of the FDIC Indemnification asset, as well as management’s review and approval of the proper application of management’s assumptions used in the valuation calculations, including estimated credit losses, discount rates and prepayment assumptions used in the periodic updating of cash flows on acquired loans.  We are actively implementing these controls, and intend to test these controls during the quarter ending June 30, 2012, and report our findings to the Audit Committee.

Second, we are augmenting and strengthening the controls and procedures that we use for complex or unusual transactions, such as an acquisition, so as to provide greater assurances that material errors will be prevented and/or detected on a timely basis. Specifically, our remediation plans include developing and implementing a documented internal review process that includes formal management and audit committee oversight of the methods and assumptions used for the valuation of acquired assets and liabilities and the accounting calculations and conclusions reached.

Other than developing and enhancing the controls noted above, there have been no other changes in SNBV’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, SNBV’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  There are no other proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of March 31, 2012.

ITEM 1A – RISK FACTORS

As of March 31, 2012 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. – MINE SAFETY DISCLOSURES

 Not applicable

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

May 10, 2012	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

May 10, 2012	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer