Form 10-Q
period 2012-06-30
Southern National Bancorp of Virginia Inc
filed 2012-08-09
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 3, 2012, there were 11,590,212 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-Q
June 30, 2012

INDEX

PAGE

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	2
Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2012 and 2011	3
Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	5
Notes to Consolidated Financial Statements	6-29

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-42

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	43-45

Item 4 – Controls and Procedures	46

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	48

Item 1A – Risk Factors	48

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3 – Defaults Upon Senior Securities	48

Item 4 – Mine Safety Disclosures	48

Item 5 – Other Information	48

Item 6 - Exhibits	48

Signatures	49

Certifications

ITEM I - FINANCIAL INFORMATION
PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts) (Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$4,051	$2,432
Interest-bearing deposits in other financial institutions	23,292	2,603
Total cash and cash equivalents	27,343	5,035

Securities available for sale, at fair value	9,037	9,905

Securities held to maturity, at amortized cost
(fair value of $61,787 and $34,464, respectively)	61,728	35,075

Covered loans	78,522	82,588
Non-covered loans	468,123	409,180
Total loans	546,645	491,768
Less allowance for loan losses	(6,655)	(6,295)
Net loans	539,990	485,473

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,030	6,653
Bank premises and equipment, net	6,132	6,350
Goodwill	9,160	9,160
Core deposit intangibles, net	1,716	1,995
FDIC indemnification asset	7,314	7,537
Bank-owned life insurance	17,485	17,575
Other real estate owned	13,458	14,256
Deferred tax assets, net	6,175	6,255
Other assets	6,423	6,104

Total assets	$711,991	$611,373

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing demand deposits	$52,706	$32,582
Interest-bearing deposits:
NOW accounts	21,157	17,497
Money market accounts	165,310	148,959
Savings accounts	8,909	6,273
Time deposits	295,920	255,784
Total interest-bearing deposits	491,296	428,513
Total deposits	544,002	461,095

Securities sold under agreements to repurchase and other short-term borrowings	31,029	17,736
Federal Home Loan Bank (FHLB) advances	30,250	30,000
Other liabilities	3,698	3,491
Total liabilities	608,979	512,322

Commitments and contingencies (See Note 5)	-	-

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at June 30, 2012 and December 31, 2011	116	116
Additional paid in capital	96,742	96,645
Retained earnings	9,181	5,472
Accumulated other comprehensive loss	(3,027)	(3,182)
Total stockholders' equity	103,012	99,051

Total liabilities and stockholders' equity	$711,991	$611,373

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2012	2011	2012	2011
		(As Restated)		(As Restated)
Interest and dividend income :
Interest and fees on loans	$8,768	$7,559	$17,379	$15,090
Interest and dividends on taxable securities	509	482	911	1,038
Interest and dividends on other earning assets	84	51	145	103
Total interest and dividend income	9,361	8,092	18,435	16,231
Interest expense:
Interest on deposits	1,301	1,249	2,499	2,526
Interest on borrowings	227	267	463	585
Total interest expense	1,528	1,516	2,962	3,111

Net interest income	7,833	6,576	15,473	13,120

Provision for loan losses	1,325	2,250	2,775	3,590
Net interest income after provision for loan losses	6,508	4,326	12,698	9,530

Noninterest income:
Account maintenance and deposit service fees	206	218	402	418
Income from bank-owned life insurance	347	933	500	1,067
Bargain purchase gain on acquisition	3,484	-	3,484	-
Gain on sale of loans	-	-	657	-
Net gain (loss) on other real estate owned	(2,201)	(108)	(2,400)	(147)
Gain on other assets	-	-	14	-
Net loss on sale of available for sale securities	(13)	-	(13)	-
Total other-than-temporary impairment losses (OTTI)	(235)	(38)	(241)	(70)
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	4	-
Net credit related OTTI recognized in earnings	(235)	(38)	(237)	(70)
Other	81	44	135	89

Total noninterest income	1,669	1,049	2,542	1,357

Noninterest expenses:
Salaries and benefits	1,970	1,705	3,795	3,308
Occupancy expenses	705	554	1,287	1,093
Furniture and equipment expenses	143	131	299	267
Amortization of core deposit intangible	228	230	458	460
Virginia franchise tax expense	145	171	291	343
Merger expenses	349	-	349	-
FDIC assessment	142	119	271	272
Data processing expense	162	132	299	274
Telephone and communication expense	133	100	235	188
Change in FDIC indemnification asset	253	(57)	239	(73)
Other operating expenses	732	550	1,752	1,107
Total noninterest expenses	4,962	3,635	9,275	7,239
Income before income taxes	3,215	1,740	5,965	3,648
Income tax expense	1,000	293	1,907	911
Net income	$2,215	$1,447	$4,058	$2,737
Other comprehensive income:
Unrealized gain on available for sale securities	$65	$101	$94	$197
Realized amount on securities sold, net	-	-	-	-
Non-credit component of other-than-temporary impairment on held-to-maturity securities	205	41	201	96
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(28)	(6)	(60)	(17)
Net unrealized gain	242	136	235	276
Tax effect	82	46	80	94
Other comprehensive income	160	90	155	182
Comprehensive income	$2,375	$1,537	$4,213	$2,919
Earnings per share, basic and diluted	$0.19	$0.12	$0.35	$0.24

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(dollars in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance - January 1, 2012	$116	$96,645	$5,472	$(3,182)	$99,051
Comprehensive income:
Net income			4,058		4,058
Change in unrealized gain on available for sale securities (net of tax, $32)				62	62
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $48 and accretion, $60 and amounts recorded into other comprehensive income at transfer)				93	93
Dividends on common stock ($.015 per share)			(349)		(349)
Stock-based compensation expense		97			97

Balance - June 30, 2012	$116	$96,742	$9,181	$(3,027)	$103,012

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(dollars in thousands) (Unaudited)

	2012	2011
		(As Restated)
Operating activities:
Net income	$4,058	$2,737
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	289	253
Amortization of core deposit intangible	458	460
Other amortization , net	114	(23)
Accretion of loan discount	(2,360)	(1,745)
(Increase) decrease in FDIC indemnification asset	239	(73)
Provision for loan losses	2,775	3,590
Earnings on bank-owned life insurance	(500)	(1,067)
Stock based compensation expense	97	73
Bargain purchase gain on acquisition	(3,484)	-
Net loss on sale of available for sale securities	13	-
Gain on sale of loans	(657)	-
Impairment on securities	237	70
Net loss on other real estate owned	2,400	147
Net (increase) decrease in other assets	204	(643)
Net increase in other liabilities	72	300
Net cash and cash equivalents provided by operating activities	3,955	4,079
Investing activities:
Purchases of securities available-for-sale	(3,128)	-
Proceeds from sales of securities available for sale	14,414	-
Proceeds from paydowns, maturities and calls of securities available for sale	946	489
Purchases of securities held to maturity	(5,000)	-
Proceeds from paydowns, maturities and calls of securities held to maturity	5,375	5,056
Loan originations and payments, net	3,020	(24,923)
Proceeds from sale of HarVest loans	7,568	-
Proceeds from sale of SBA loans	5,713	-
Net cash received in HarVest acquisition	47,257	-
Net decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	1,790	378
Proceeds from cash surrender value of bank-owned life insurance	395	-
Proceeds from sale of other real estate owned	1,107	771
Payments received on FDIC indemnification asset	89	799
Purchases of bank premises and equipment	(72)	(285)
Net cash and cash equivalents provided by (used in) investing activities	79,474	(17,715)
Financing activities:
Net increase (decrease) in deposits	(57,577)	3,017
Cash dividends paid - common stock	(349)	-
Proceeds from Federal Home Loan Bank advances	-	8,500
Repayment of Federal Home Loan Bank advances	(16,488)	-
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	13,293	(3,940)
Net cash and cash equivalents provided by (used in) financing activities	(61,121)	7,577
Increase (decrease) in cash and cash equivalents	22,308	(6,059)
Cash and cash equivalents at beginning of period	5,035	9,745
Cash and cash equivalents at end of period	$27,343	$3,686
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$2,985	$3,250
Income taxes	1,200	825
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	1,959	5,910
Transfer from covered loans to other real estate owned	-	82

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

1.   ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations.  Sonabank operates 14 branches in Virginia located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Loudoun County (Middleburg, Leesburg (2), and South Riding), Front Royal, New Market, Richmond and Clifton Forge, and five branches in Maryland (four in Montgomery County and one in Frederick County).

Sonabank assumed substantially all of the deposits and liabilities and acquired substantially all of the assets of the HarVest Bank of Maryland from the FDIC as receiver. The acquisition included HarVest Bank’s branches in Bethesda, North Rockville, Germantown and Frederick. Adding the new branches to an existing branch in Rockville brings Sonabank’s total number of branches in Maryland to five, four of which are in Montgomery County. This was a strategic acquisition for Sonabank given the expansion into an affluent market. Full details on the transaction are contained in an 8-K/A filed on July 13, 2012.

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

As disclosed in our 2011 Annual Report on Form 10-K filed on April 16, 2012, Southern National restated its financial statements for the year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.  In December 2009, we acquired Greater Atlantic Bank from the FDIC.  We identified errors in the purchase accounting related to that acquisition.  All amounts for the three and six months ended June 30, 2011 set forth in this Quarterly Report on Form 10-Q, as applicable, reflect the restatement of previously issued financial statements.  See Note 8 for further details.

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

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees.  As of June 30, 2012, options to purchase an aggregate of 302,500 shares of common stock were outstanding and no shares remained available for issuance. The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options.  The purpose of the plan is to afford key employees an incentive to remain in the employ of Southern National and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in Southern National’s future success.  Under the plan, the option’s exercise price cannot be less than the fair market value of the stock on the grant date.  The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

SNBV granted 19,000 options during the first six months of 2012. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model.  The following weighted-average assumptions were used to value options granted in the six months ended June 30, 2012:

Expected life	10 years
Expected volatility	35.64%
Risk-free interest rate	2.04%
Weighted average fair value per option granted	$3.03

The risk-free interest rate was developed using the U. S. Treasury yield curve for periods equal to the expected life of the options on the grant date.  An increase in the risk-free interest rate will increase stock compensation expense on future option grants. Our dividend yield was approximately 0%.

For the three and six months ended June 30, 2012, stock-based compensation expense was $47 thousand and $96 thousand, respectively, compared to $47 thousand and $73 thousand for the same periods last year.  As of June 30, 2012, unrecognized compensation expense associated with the stock options was $567 thousand, which is expected to be recognized over a weighted average period of 3.4 years.

A summary of the activity in the stock option plan during the six months ended June 30, 2012 follows (dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	415,325	$8.06
Granted	19,000	6.48
Forfeited	(4,150)	8.01
Exercised	-	-
Options outstanding, end of period	430,175	$7.99	6.0	$167

Vested or expected to vest	430,175	$7.99	6.0	$167

Exercisable at end of period	255,725	$8.60	4.4	$62

3.    SECURITIES

The amortized cost and fair value of securities available-for-sale were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
June 30, 2012	Cost	Gains	Losses	Value
SBA guaranteed loan pools	$8,595	$348	$-	8,943
FHLMC preferred stock	16	78	-	94
Total	$8,611	$426	$-	$9,037

	Amortized	Gross Unrealized		Fair
December 31, 2011	Cost	Gains	Losses	Value
SBA guaranteed loan pools	$9,557	$280	$-	9,837
FHLMC preferred stock	16	52	-	68
Total	$9,573	$332	$-	$9,905

The carrying amount and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
June 30, 2012	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$42,090	$1,624	$-	$43,714
Residential government-sponsored collateralized mortgage obligations	5,958	66	-	6,024
Government-sponsored agency securities	5,000	60	-	5,060
Other residential collateralized mortgage obligations	882	-	(22)	860
Trust preferred securities	7,798	1,214	(2,883)	6,129
	$61,728	$2,964	$(2,905)	$61,787

	Amortized	Gross Unrecognized		Fair
December 31, 2011	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$26,105	$1,710		$27,815
Residential government-sponsored collateralized mortgage obligations	85	2		87
Other residential collateralized mortgage obligations	957	-	(157)	800
Trust preferred securities	7,928	674	(2,840)	5,762
	$35,075	$2,386	$(2,997)	$34,464

The fair value and carrying amount, if different, of debt securities as of June 30, 2012, by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$-	$-	$113	$112
Due in five to ten years	-	-	874	899
Due after ten years	12,798	11,189	7,608	7,932
Residential government-sponsored mortgage-backed securities	42,090	43,714	-	-
Residential government-sponsored collateralized mortgage obligations	5,958	6,024	-	-
Other residential collateralized mortgage obligations	882	860	-	-
Total	$61,728	$61,787	$8,595	$8,943

Securities with a carrying amount of approximately $39.6 million and $36.0 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio for indicators of other than temporary impairment.  At June 30, 2012, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $5.1 million in the portfolio that are considered temporarily impaired at June 30, 2012.  Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of June 30, 2012.  The following tables present information regarding securities in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011 (in thousands) by duration of time in a loss position:

June 30, 2012
	Less than 12 months		12 Months or More		Total
		Unrecognized		Unrecognized		Unrecognized
Held to Maturity	Fair value	Losses	Fair value	Losses	Fair value	Losses
Other residential collateralized mortgage obligations	$860	$(22)	$-	$-	$860	$(22)
Trust preferred securities	-	-	4,260	(2,883)	4,260	(2,883)
	$860	$(22)	$4,260	$(2,883)	$5,120	$(2,905)

December 31, 2011
	Less than 12 months		12 Months or More		Total
		Unrecognized		Unrecognized		Unrecognized
Held to Maturity	Fair value	Losses	Fair value	Losses	Fair value	Losses
Other residential collateralized mortgage obligations	$800	$(157)	$-	$-	$800	$(157)
Trust preferred securities	-	-	4,783	(2,840)	4,783	(2,840)
	$800	$(157)	$4,783	$(2,840)	$5,583	$(2,997)

As of June 30, 2012, we owned pooled trust preferred securities as follows:

										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
							(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$6,953	$6,253	$3,603	$117,400	$297
MMCF III B	Senior Sub	A3	A-	Ba1	CC	435	426	271	37,000	9
						7,388	6,679	3,874		$306

										Cumulative	Cumulative
										Other Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	383	456	134,100	763	$354
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,099	99	99	191,205	1,186	814
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	54	223,750	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,066	27	173	101,682	347	692
ALESCO V C1	Mezzanine	A2	A	C	C	2,053	464	386	84,000	1,003	586
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,162	29	657	249,100	574	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,104	117	430	97,400	807	1,180
						14,023	1,119	2,255		$4,687	$8,217

Total						$21,411	$7,798	$6,129

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

TRAP 2007-XII C1 was determined to be other than temporarily impaired during the three months ended June 30, 2012. Our analyses resulted in OTTI charges related to credit on TRAP 2007-XII C1 in the amount of $235 thousand during the three months ended June 30, 2012, compared to OTTI charges related to credit on two trust preferred securities (TPREF FUNDING II and MMC FUNDING XVIII) totaling $38 thousand during the second quarter of 2011.

The following table presents a roll forward of the credit losses for the trust preferred securities and the residential collateralized mortgage obligation recognized in earnings for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,277	$8,002
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	237	70
Reductions due to realized losses	(89)	-
Amount of cumulative other-than-temporary impairment related to credit loss as of June 30	$8,425	$8,072

4.    LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2012 and December 31, 2011:

	Covered	Non-covered Loans
	Loans (1)	HarVest	Other	Total	Covered	Non-covered	Total
		Loans (2)	Loans	Loans	Loans (1)	Loans	Loans
	June 30, 2012				December 31, 2011
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$5,497	$15,223	$79,280	$100,000	$4,854	$82,450	$87,304
Commercial real estate - non-owner-occupied	12,076	11,118	114,026	137,220	11,243	117,059	128,302
Secured by farmland	-	-	1,493	1,493	-	1,506	1,506
Construction and land loans	1,255	6,537	52,221	60,013	2,883	39,565	42,448
Residential 1-4 family	23,156	13,971	48,018	85,145	25,307	49,288	74,595
Multi- family residential	628	930	18,426	19,984	629	19,553	20,182
Home equity lines of credit	33,913	3,892	7,011	44,816	35,442	9,040	44,482
Total real estate loans	76,525	51,671	320,475	448,671	80,358	318,461	398,819

Commercial loans	1,894	7,855	87,474	97,223	2,122	89,939	92,061
Consumer loans	103	97	1,576	1,776	108	1,868	1,976
Gross loans	78,522	59,623	409,525	547,670	82,588	410,268	492,856

Less deferred fees on loans	-	-	(1,025)	(1,025)	-	(1,088)	(1,088)
Loans, net of deferred fees	$78,522	$59,623	$408,500	$546,645	$82,588	$409,180	$491,768

(1) Covered Loans are loans acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement.
(2) HarVest Loans are loans acquired in the HarVest transaction and are not covered under an FDIC loss-share agreement.

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.” Non-covered loans included $59.6 million of loans acquired in the HarVest acquisition.

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

Impaired loans were as follows (in thousands):

June 30, 2012	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated (3)	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$134	$-	$288	$-	$422	$-
Commercial real estate - non-owner occupied (2)	2,359	-	2,896	-	5,255	-
Construction and land development	1,105	-	3,003	-	4,108	-
Commercial loans	210	-	3,191	-	3,401	-
Residential 1-4 family	1,170	-	1,237	-	2,407	-
Other consumer loans	-	-	-	-	-	-

Total	$4,978	$-	$10,615	$-	$15,593	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	1,550	50	1,550	50
Construction and land development	-	-	2,463	550	2,463	550
Commercial loans	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,013	$600	$4,013	$600
Grand total	$4,978	$-	$14,628	$600	$19,606	$600

(1) Recorded investment is after charge offs of $2.1 million and includes SBA guarantees of $2.6 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment through earnings and may concurrently record a charge off to the allowance for loan losses.

December 31, 2011	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated (3)	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$235	$-	$4,739	$-	$4,974	$-
Commercial real estate - non-owner occupied (2)	1,831	-	3,294	-	5,125	-
Construction and land development	1,062	-	4,825	-	5,887	-
Commercial loans	213	-	10,704	-	10,917	-
Residential 1-4 family	1,355	-	375	-	1,730	-
Other consumer loans	-	-	-	-	-	-

Total	$4,696	$-	$23,937	$-	$28,633	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-
Construction and land development	-	-	1,765	989	1,765	989
Commercial loans	-	-	452	50	452	50
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$2,217	$1,039	$2,217	$1,039
Grand total	$4,696	$-	$26,154	$1,039	$30,850	$1,039

(1) Recorded investment is after charge offs of $5.6 million and includes SBA guarantees of $2.5 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment through earnings and may concurrently record a charge off to the allowance for loan losses.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the six months ended June 30, 2012 and 2011 (in thousands):

Six months ended June 30, 2012
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$135	$9	$287	$11	$422	$20
Commercial real estate - non-owner occupied (1)	2,131	42	2,319	37	4,450	79
Construction and land development	1,081	51	3,005	74	4,086	125
Commercial loans	211	11	3,682	83	3,893	94
Residential 1-4 family	1,165	15	1,267	12	2,432	27
Other consumer loans	-	-	-	-	-	-

Total	$4,723	$128	$10,560	$217	$15,283	$345

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	1,492	51	1,492	51
Construction and land development	-	-	2,546	58	2,546	58
Commercial loans	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,038	$109	$4,038	$109
Grand total	$4,723	$128	$14,598	$326	$19,321	$454

(1) Includes loans secured by farmland and multi-family residential loans.

Six months ended June 30, 2011
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$155	$10	$1,159	$11	$1,314	$21
Commercial real estate - non-owner occupied (1)	1,750	42	4,915	89	6,665	131
Construction and land development	750	51	1,937	52	2,687	103
Commercial loans	218	11	2,518	7	2,736	18
Residential 1-4 family	377	3	4,671	149	5,048	152
Other consumer loans	-	-	-	-	-	-

Total	$3,250	$117	$15,200	$308	$18,450	$425

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	2,011	63	2,011	63
Commercial loans	-	-	1,441	26	1,441	26
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,452	$89	$3,452	$89
Grand total	$3,250	$117	$18,652	$397	$21,902	$514

(1) Includes loans secured by farmland and multi-family residential loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still accruing by class of loans as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Covered Loans		Non-covered Loans		Total Loans
		Loans Past Due		Loans Past Due		Loans Past Due
	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More
	Loans	Still on Accrual	Loans	Still on Accrual	Loans	Still on Accrual
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	2,205	-	1,825	-	4,030	-
Construction and land development	63	-	1,843	-	1,906	-
Commercial loans	-	-	1,953	-	1,953	-
Residential 1-4 family	1,170	-	-	-	1,170	-
Other consumer loans	-	-	-	-	-	-

Total	$3,438	$-	$5,621	$-	$9,059	$-

December 31, 2011	Covered Loans		Non-covered Loans		Total Loans
		Loans Past Due		Loans Past Due		Loans Past Due
	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More
	Loans	Still on Accrual	Loans	Still on Accrual	Loans	Still on Accrual
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	1,985	136	625	-	2,610	136
Construction and land development	-	-	1,087	-	1,087	-
Commercial loans	-	-	2,772	-	2,772	-
Residential 1-4 family	1,355	-	57	32	1,412	32
Other consumer loans	-	-	-	-	-	-

Total	$3,340	$136	$4,541	$32	$7,881	$168

(1) Includes loans secured by farmland and multi-family residential loans.

Non-covered nonaccrual loans include SBA guaranteed loans with a carrying amount totaling $2.6 million and $2.5 million at June 30, 2012 and December 31, 2011, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$399	$-	$-	$399	$-	$5,098	$5,497
Commercial real estate - non-owner occupied (1)	1,764	-	-	1,764	2,205	8,735	12,704
Construction and land development	93	-	-	93	63	1,099	1,255
Commercial loans	-	-	-	-	-	1,894	1,894
Residential 1-4 family	440	193	-	633	1,170	55,266	57,069
Other consumer loans	1	-	-	1	-	102	103

Total	$2,697	$193	$-	$2,890	$3,438	$72,194	$78,522

Non-covered loans:
Commercial real estate - owner occupied	$3,272	$137	$-	$3,409	$-	$91,094	$94,503
Commercial real estate - non-owner occupied (1)	1,888	396	-	2,284	1,825	141,884	145,993
Construction and land development	535	1,400	-	1,935	1,843	54,980	58,758
Commercial loans	1,090	955	-	2,045	1,953	91,331	95,329
Residential 1-4 family	5,888	1,357	-	7,245	-	65,647	72,892
Other consumer loans	14	-	-	14	-	1,659	1,673

Total	$12,687	$4,245	$-	$16,932	$5,621	$446,595	$469,148

Total loans:
Commercial real estate - owner occupied	$3,671	$137	$-	$3,808	$-	$96,192	$100,000
Commercial real estate - non-owner occupied (1)	3,652	396	-	4,048	4,030	150,619	158,697
Construction and land development	628	1,400	-	2,028	1,906	56,079	60,013
Commercial loans	1,090	955	-	2,045	1,953	93,225	97,223
Residential 1-4 family	6,328	1,550	-	7,878	1,170	120,913	129,961
Other consumer loans	15	-	-	15	-	1,761	1,776

Total	$15,384	$4,438	$-	$19,822	$9,059	$518,789	$547,670

December 31, 2011	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$303	$-	$303	$-	$4,551	$4,854
Commercial real estate - non-owner occupied (1)	-	-	136	136	1,985	9,751	11,872
Construction and land development	-	-	-	-	-	2,883	2,883
Commercial loans	-	-	-	-	-	2,122	2,122
Residential 1-4 family	269	16	-	285	1,355	59,109	60,749
Other consumer loans	5	-	-	5	-	103	108

Total	$274	$319	$136	$729	$3,340	$78,519	$82,588

Non-covered loans:
Commercial real estate - owner occupied	$847	$-	$-	$847	$-	$81,603	$82,450
Commercial real estate - non-owner occupied (1)	140	-	-	140	625	137,353	138,118
Construction and land development	290	39	-	329	1,087	38,149	39,565
Commercial loans	1,022	585	-	1,607	2,772	85,560	89,939
Residential 1-4 family	953	840	32	1,825	57	56,446	58,328
Other consumer loans	2	-	-	2	-	1,866	1,868

Total	$3,254	$1,464	$32	$4,750	$4,541	$400,977	$410,268

Total loans:
Commercial real estate - owner occupied	$847	$303	$-	$1,150	$-	$86,154	$87,304
Commercial real estate - non-owner occupied (1)	140	-	136	276	2,610	147,104	149,990
Construction and land development	290	39	-	329	1,087	41,032	42,448
Commercial loans	1,022	585	-	1,607	2,772	87,682	92,061
Residential 1-4 family	1,222	856	32	2,110	1,412	115,555	119,077
Other consumer loans	7	-	-	7	-	1,969	1,976

Total	$3,528	$1,783	$168	$5,479	$7,881	$479,496	$492,856

(1) Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for loan and lease losses for the six months ended June 30, 2012 and 2011 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Six months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295
Charge offs	-	(32)	(1,280)	(1,167)	(222)	(6)	-	(2,707)
Recoveries	-	-	-	273	13	6	-	292
Provision	(2)	36	1,387	1,211	73	(7)	77	2,775
Ending balance	$625	$1,015	$1,474	$2,544	$885	$35	$77	$6,655

Six months ended June 30, 2011
Allowance for loan losses:
Beginning balance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599
Charge offs	(63)	(600)	(7)	(846)	(1,757)	(5)	-	(3,278)
Recoveries	-	6	5	123	16	2	-	152
Provision	137	170	737	182	1,649	21	694	3,590
Ending balance	$636	$841	$1,061	$1,884	$907	$27	$707	$6,063

(1) Includes loans secured by farmland and multi-family residential loans.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
June 30, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$50	$550	$-	$-	$-	$-	$600
Collectively evaluated for impairment	625	965	924	2,544	885	35	77	6,055
Total ending allowance	$625	$1,015	$1,474	$2,544	$885	$35	$77	$6,655

Loans:
Individually evaluated for impairment	$288	$4,446	$6,366	$3,191	$1,237	$-	$-	$15,528
Collectively evaluated for impairment	94,215	141,547	52,392	92,138	71,655	1,673	-	453,620
Total ending loan balances	$94,503	$145,993	$58,758	$95,329	$72,892	$1,673	$-	$469,148

December 31, 2011
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$989	$50	$-	$-	$-	$1,039
Collectively evaluated for impairment	627	1,011	378	2,177	1,021	42	-	5,256
Total ending allowance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295

Loans:
Individually evaluated for impairment	$4,739	$3,294	$6,590	$11,156	$375	$-	$-	$26,154
Collectively evaluated for impairment	77,711	134,824	32,975	78,783	57,953	1,868	-	384,114
Total ending loan balances	$82,450	$138,118	$39,565	$89,939	$58,328	$1,868	$-	$410,268

(1) Includes loans secured by farmland and multi-family residential loans.

Troubled Debt Restructurings

A modification is classified as a troubled debt restructuring (“TDR”) if both of the following exist: (1) the borrower is experiencing financial difficulty and (2) the Bank has granted a concession to the borrower.  The Bank determines that a borrower may be experiencing financial difficulty if the borrower is currently delinquent on any of its debt, or if the Bank is concerned that the borrower may not be able to perform in accordance with the current terms of the loan agreement in the foreseeable future.  Many aspects of the borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of the loan structure, business/industry risk and borrower/guarantor structures.  Concessions may include the reduction of an interest rate at a rate lower than current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, or principal forgiveness.  When evaluating whether a concession has been granted, the Bank also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Bank for the restructured terms, or if the revised terms are consistent with those currently being offered to new loan customers.  The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is a TDR.

Although each occurrence is unique to the borrower and is evaluated separately, for all portfolio segments, TDRs are typically modified through reduction in interest rates, reductions in payments, changing the payment terms from principal and interest to interest only, and/or extensions in term maturity.

During the six months ended June 30, 2012, we modified two loans in troubled debt restructurings totaling $196 thousand.  Loan impairment in the amount of $555 thousand was previously recognized on these loans, and no incremental impairment was recognized during the six months ended June 30, 2012 in connection with the modifications. The loans are paying in accordance with the modified terms and there is no additional commitment to lend.

Credit Quality Indicators

Through its system of internal controls SNBV evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful.  Special Mention loans are considered to be criticized.  Substandard and Doubtful loans are considered to be classified.  SNBV currently has no loan balances classified Doubtful.

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

As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

June 30, 2012	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$134	$5,363	$5,497	$1,393	$288	$92,822	$94,503	$1,815	$98,185	$100,000
Commercial real estate - non-owner occupied (2)	2,359	10,345	12,704	-	4,446	141,547	145,993	6,805	151,892	158,697
Construction and land development	1,105	150	1,255	-	5,466	53,292	58,758	6,571	53,442	60,013
Commercial loans	210	1,684	1,894	33	3,191	92,105	95,329	3,434	93,789	97,223
Residential 1-4 family	1,170	55,899	57,069	39	1,237	71,616	72,892	2,446	127,515	129,961
Other consumer loans	-	103	103	-	-	1,673	1,673	-	1,776	1,776

Total	$4,978	$73,544	$78,522	$1,465	$14,628	$453,055	$469,148	$21,071	$526,599	$547,670

December 31, 2011	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$235	$4,619	$4,854	$1,404	$4,739	$76,307	$82,450	$6,378	$80,926	$87,304
Commercial real estate - non-owner occupied (2)	1,831	10,041	11,872	-	3,294	134,824	138,118	5,125	144,865	149,990
Construction and land development	1,062	1,821	2,883	-	6,590	32,975	39,565	7,652	34,796	42,448
Commercial loans	213	1,909	2,122	33	11,156	78,750	89,939	11,402	80,659	92,061
Residential 1-4 family	1,355	59,394	60,749	40	375	57,913	58,328	1,770	117,307	119,077
Other consumer loans		108	108	-	-	1,868	1,868	-	1,976	1,976

Total	$4,696	$77,892	$82,588	$1,477	$26,154	$382,637	$410,268	$32,327	$460,529	$492,856

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) Includes SBA guarantees of $2.6 million and $2.5 million as of June 30, 2012 and December 31, 2011 , respectively.

5.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $9.4 million and $6.5 million as of June 30, 2012 and December 31, 2011, respectively.

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

At June 30, 2012 and December 31, 2011, we had unfunded lines of credit and undisbursed construction loan funds totaling $96.9 million and $106.6 million, respectively.  We had no approved loan commitments at June 30, 2012, and we had approved loan commitments totaling $690 thousand at December 31, 2011.

6.    EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2012
Basic EPS	$2,215	11,590	$0.19
Effect of dilutive stock options and warrants	-	4	-
Diluted EPS	$2,215	11,594	$0.19

For the three months ended June 30, 2011
Basic EPS (as restated)	$1,447	11,590	$0.12
Effect of dilutive stock options and warrants	-	1	-
Diluted EPS (as restated)	$1,447	11,591	$0.12

For the six months ended June 30, 2012
Basic EPS	$4,058	11,590	$0.35
Effect of dilutive stock options and warrants	-	3	-
Diluted EPS	$4,058	11,593	$0.35

For the six months ended June 30, 2011
Basic EPS (as restated)	$2,737	11,590	$0.24
Effect of dilutive stock options and warrants	-	2	-
Diluted EPS (as restated)	$2,737	11,592	$0.24

There were 514,104 and 515,390 anti-dilutive options and warrants for the three and six months ended June 30, 2012, respectively because these options and warrants have exercise prices that are greater than the average market price of our common stock for the periods presented. Anti-dilutive options and warrants totaled 558,921 and 557,612 for the three and six months ended June 30, 2011, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$8,943	$-	$8,943	$-
FHLMC preferred stock	94	94	-	-
Total available-for-sale securities	$9,037	$94	$8,943	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$9,837	$-	$9,837	$-
FHLMC preferred stock	68	68	-	-
Total available-for-sale securities	$9,905	$68	$9,837	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 10.05% to 13.99%.   Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the three months ended June 30, 2012.  The assumptions used in the analysis included a 5.6% prepayment speed, 9% default rate, a 50% loss severity and an accounting yield of 2.62%.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by appraisals or other valuation which is then adjusted for the cost related to liquidation of the collateral.  Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $14.6 million (including SBA guarantees of $2.6 million and HarVest loans of $1.9 million) as of June 30, 2012 with an allocated allowance for loan losses totaling $600 thousand compared to a carrying amount of $26.2 million (including SBA guarantees of $2.5 million) with an allocated allowance for loan losses totaling $1.0 million at December 31, 2011.  Charge offs related to the impaired loans at June 30, 2012 totaled $1.4 million and $1.6 million for the three and six months ended June 30, 2012, respectively, compared to $1.6 million and $2.7 million for the three and six months ended June 30, 2011, respectively.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell.  OREO is further evaluated quarterly for any additional impairment.  Fair value is classified as Level 3 in the fair value hierarchy.  At June 30, 2012, the total amount of OREO was $13.5 million, of which $12.8 million was non-covered (including $750 thousand acquired from HarVest) and $636 thousand was covered.

At December 31, 2011, the total amount of OREO was $14.3 million, of which $13.6 million was non-covered and $636 thousand was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Trust preferred securities, held to maturity	$99			$99
Impaired non-covered loans:
Commercial real estate - owner occupied	288			288
Commercial real estate - non-owner occupied (1)	4,396			4,396
Construction and land development	4,916			4,916
Commercial loans	3,191			3,191
Residential 1-4 family	1,237			1,237
Impaired covered loans:
Commercial real estate - owner occupied	134			134
Commercial real estate - non-owner occupied (1)	2,359			2,359
Construction and land development	1,105			1,105
Commercial loans	210			210
Residential 1-4 family	1,170			1,170
Non-covered other real estate owned:
Commercial real estate - owner occupied	746			746
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	5,521			5,521
Residential 1-4 family	5,213			5,213
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial	79			79

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Trust preferred securities, held to maturity	$32			$32
Impaired non-covered loans:
Commercial real estate - owner occupied	4,739			4,739
Commercial real estate - non-owner occupied (1)	3,294			3,294
Construction and land development	5,601			5,601
Commercial loans	11,106			11,106
Residential 1-4 family	375			375
Impaired covered loans:
Commercial real estate - owner occupied	235			235
Commercial real estate - non-owner occupied (1)	1,831			1,831
Construction and land development	1,062			1,062
Commercial loans	213			213
Residential 1-4 family	1,355			1,355
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,414			1,414
Commercial real estate - non-owner occupied (1)	1,519			1,519
Construction and land development	4,614			4,614
Residential 1-4 family	6,073			6,073
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial	79			79

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		June 30, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$27,343	$27,343	$5,035	$5,035
Securities available for sale	See previous table	9,037	9,037	9,905	9,905
Securities held to maturity	Level 2 & Level 3	61,728	61,787	35,075	34,464
Stock in Federal Reserve Bank and Federal
Home Loan Bank	n/a	6,030	n/a	6,653	n/a
Net non-covered loans	Level 3	461,468	462,248	402,885	400,777
Net covered loans	Level 3	78,522	78,673	82,588	82,079
Accrued interest receivable	Level 3	2,419	2,419	2,118	2,118
FDIC indemnification asset	Level 3	7,314	5,491	7,537	7,537
Financial liabilities:
Deposits:
Demand deposits	Level 3	73,863	73,863	50,079	50,079
Money market and savings accounts	Level 3	174,219	174,219	155,232	155,232
Certificates of deposit	Level 3	295,920	298,761	255,784	258,928
Securities sold under agreements to
repurchase and other short-term borrowings	Level 3	31,029	31,029	17,736	17,736
FHLB advances	Level 3	30,250	31,529	30,000	31,293
Accrued interest payable	Level 3	340	340	363	363

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

The most significant error was that a redundant credit loss assumption was applied to the acquired residential and home equity loan portfolios for purposes of calculating the expected credit losses for these portfolios recoverable from the FDIC.  This error resulted in an overstatement of the FDIC indemnification asset.   The correction of the error resulted in the removal of the gain of $11.2 million reported in our 2009 consolidated statement of operations, as well as adjustments to other amounts originally reported in 2009.  We engaged an advisor to assist with calculating the correct initial fair value of the indemnification asset; accretion of the acquired loan discount; calculation of estimated amounts due back to the FDIC in the event that losses do not achieve a specified level (the clawback liability); and other purchase accounting adjustments. Correcting the 2009 purchase accounting entries required adjustments to certain as reported amounts as of and for the three and six months ended June 30, 2011.

Notes (a) through (f) below describe the restatement adjustments to the consolidated balance sheets as of June 30, 2011, and the consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the three and six months ended June 30, 2011  presented in the following tables.

(a)	Correct the carrying value of the FDIC indemnification asset as of June 30, 2011.

(b)
Correct the accretion amounts for the accretable discount on the acquired loans. On the statement of cash flows as reported, the accretion of the loan discount was previously presented as loan originations and payments, net within investing activities. Reclassifications between covered loans, other assets and goodwill of approximately $500 thousand are reflected as adjustments to the balance sheet presentation in this footnote as of June 30, 2011 as compared to the summarized presentation included in the unaudited quarterly financial information footnote in our 2011 Form 10-K.

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

(d)	Record the tax effects for the impact of the adjustments.

(e)	Recognize goodwill of $10 thousand.

	Impact on Consolidated Balance Sheets
	June 30, 2011
	As Previously Reported	As Restated	Adjustment
	(dollars in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,191	$2,191	$-
Interest-bearing deposits in other financial institutions	1,495	1,495	-
Total cash and cash equivalents	3,686	3,686	-

Securities available for sale, at fair value	10,751	10,751	-

Securities held to maturity, at amortized cost
(fair value of $39,791)	40,021	40,021	-

Covered loans	82,935	86,811	3,876	b
Non-covered loans	394,052	394,052	-
Total loans	476,987	480,863	3,876
Less allowance for loan losses	(6,063)	(6,063)	-
Net loans	470,924	474,800	3,876

Stock in Federal Reserve Bank and Federal Home Loan Bank	5,972	5,972	-
Bank premises and equipment, net	4,691	4,691	-
Goodwill	8,713	8,723	10	e
Core deposit intangibles, net	2,455	2,455	-
FDIC indemnification asset	18,088	7,569	(10,519)	a
Bank-owned life insurance	14,310	14,310	-
Other real estate owned	9,613	9,613	-
Deferred tax assets, net	4,128	6,867	2,739	d
Other assets	8,035	8,025	(10)	b/d
			-
Total assets	$601,387	$597,483	(3,904)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$33,917	$33,917	$-
Interest-bearing deposits:
NOW accounts	15,013	15,013	-
Money market accounts	141,928	141,928	-
Savings accounts	5,814	5,814	-
Time deposits	237,319	237,319	-
Total interest-bearing deposits	400,074	400,074	-
Total deposits	433,991	433,991	-

Securities sold under agreements to repurchase and other
short-term borrowings	19,968	19,968	-
Federal Home Loan Bank (FHLB) advances	43,500	43,500	-
Other liabilities	2,128	2,755	627	c
Total liabilities	499,587	500,214	627

Commitments and contingencies (see note 15)	-	-

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares;
no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares;
issued and outstanding, 11,590,212 shares at June 30, 2011	116	116	-
Additional paid in capital	96,551	96,551	-
Retained earnings	8,285	3,754	(4,531)
Accumulated other comprehensive loss	(3,152)	(3,152)	-
Total stockholders' equity	101,800	97,269	(4,531)

Total liabilities and stockholders' equity	$601,387	$597,483	$(3,904)

	Impact on Consolidated Statements of Income and Comprehensive Income				Impact on Consolidated Statements of Income and Comprehensive Income
	For the Three Months Ended				For the Six Months Ended
	June 30, 2011				June 30, 2011
	As Previously				As Previously
	Reported	As Restated	Adjustment		Reported	As Restated	Adjustment
	(dollars in thousands)				(dollars in thousands)
	(Unaudited)				(Unaudited)
Interest and dividend income :
Interest and fees on loans	$7,210	$7,559	$349	b	$14,331	$15,090	$759	b
Interest and dividends on taxable securities	482	482	-		1,038	1,038	-
Interest and dividends on other earning assets	51	51	-		103	103	-
Total interest and dividend income	7,743	8,092	349		15,472	16,231	759
Interest expense:
Interest on deposits	1,249	1,249	-		2,526	2,526	-
Interest on borrowings	267	267	-		585	585	-
Total interest expense	1,516	1,516	-		3,111	3,111	-

Net interest income	6,227	6,576	349		12,361	13,120	759

Provision for loan losses	2,250	2,250	-		3,590	3,590	-
Net interest income after provision for loan losses	3,977	4,326	349		8,771	9,530	759

Noninterest income (loss):
Account maintenance and deposit service fees	218	218	-		418	418	-
Income from bank-owned life insurance	933	933	-		1,067	1,067	-
Net loss on other assets	(108)	(108)	-		(147)	(147)	-
Total other-than-temporary impairment losses (OTTI)	(38)	(38)	-		(70)	(70)	-
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	-		-	-	-
Net credit related OTTI recognized in earnings	(38)	(38)	-		(70)	(70)	-
Other	44	44	-		89	89	-

Total noninterest income (loss)	1,049	1,049	-		1,357	1,357	-

Noninterest expenses:
Salaries and benefits	1,705	1,705	-		3,308	3,308	-
Occupancy expenses	554	554	-		1,093	1,093	-
Furniture and equipment expenses	131	131	-		267	267	-
Amortization of core deposit intangible	230	230	-		460	460	-
Virginia franchise tax expense	171	171	-		343	343	-
FDIC assessment	119	119	-		272	272	-
Data processing expense	132	132	-		274	274	-
Telephone and communication expense	100	100	-		188	188	-
Change in FDIC indemnification asset	(192)	(57)	135	a	(351)	(73)	278	a
Other operating expenses	543	550	7	c	1,093	1,107	14	c
Total noninterest expenses	3,493	3,635	142		6,947	7,239	292
Income (loss) before income taxes	1,533	1,740	207		3,181	3,648	467
Income tax expense (benefit)	222	293	71	d	750	911	161	d
Net income (loss)	$1,311	$1,447	$136		$2,431	$2,737	$306
Other comprehensive income :
Unrealized gain on available for sale securities	$101	$101	$-		$197	$197	$-
Realized amount on securities sold, net	-	-	-		-	-	-
Non-credit component of other-than-temporary impairment on held-to-maturity securities	41	41	-		96	96	-
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for sale	(6)	(6)	-		(17)	(17)	-
Net unrealized gain	136	136	-		276	276	-
Tax effect	46	46	-		94	94	-
Other comprehensive income	90	90	-		182	182	-
Comprehensive income	$1,401	$1,537	$136		$2,613	$2,919	$306
Earnings per share, basic and diluted	$0.11	$0.12	$0.01		$0.21	$0.24	$0.03

	Impact on Consolidated Statements of Changes in Stockholders’ Equity
	As Previously Reported	As Restated	Adjustment
	(dollars in thousands)
	(Unaudited)
Balance - December 31, 2010	$99,114	$94,331	$(4,783)
Comprehensive income:
Net income	2,431	2,683	252
Change in unrealized loss on securities available for sale (net of tax, $67)	130	130	-
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $27 and accretion, $17 and amounts recorded into other comprehensive income at transfer)	52	52	-
Total comprehensive income	2,613	2,865	252
Stock-based compensation expense	73	73	-

Balance - June 30, 2011	$101,800	$97,269	$(4,531)

	Impact on Consolidated Statements Cash Flows
	For the Six Months Ended June 30, 2011
	As Previously Reported	As Restated	Adjustment
	(dollars in thousands)
	(Unaudited)
Operating activities:
Net income	$2,431	$2,737	$306
Adjustments to reconcile net income (loss) to net cash and
cash equivalents provided by operating activities:
Depreciation	253	253	-
Amortization of core deposit intangible	460	460	-
Other amortization , net	(23)	(23)	-
Accretion of loan discount	-	(1,745)	(1,745	) b
Decrease (increase) in FDIC indemnification asset	(351)	(73)	278	a
Provision for loan losses	3,590	3,590	-
Earnings on bank-owned life insurance	(1,067)	(1,067)	-
Stock based compensation expense	73	73	-
Impairment on securities	70	70	-
Net loss on other real estate owned	147	147	-
Net (increase) decrease in other assets	(59)	(643)	(584	) d
Net increase (decrease) in other liabilities	300	300	-
Net cash and cash equivalents provided by operating activities	5,824	4,079	(1,745)
Investing activities:
Proceeds from paydowns, maturities and calls of securities available for sale	489	489	-
Proceeds from paydowns, maturities and calls of securities held to maturity	5,056	5,056	-
Loan originations and payments, net	(26,668)	(24,923)	1,745	b
Net (increase) decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	378	378
Proceeds from sale of other real estate owned	771	771	-
Payments received on FDIC indemnification asset	799	799
Purchases of bank premises and equipment	(285)	(285)	-
Net cash and cash equivalents used in investing activities	(19,460)	(17,715)	1,745
Financing activities:
Net increase in deposits	3,017	3,017	-
Proceeds from Federal Home Loan Bank advances	8,500	8,500
Net increase (decrease) in securities sold under agreement to repurchase and			-
other short-term borrowings	(3,940)	(3,940)	-
Net cash and cash equivalents provided by financing activities	7,577	7,577	-
Decrease in cash and cash equivalents	(6,059)	(6,059)	-
Cash and cash equivalents at beginning of period	9,745	9,745	-
Cash and cash equivalents at end of period	$3,686	$3,686	$-
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$3,250	$3,250	-
Income taxes	825	825	-
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	5,910	5,910	-
Transfer from covered loans to other real estate owned	82	82	-

9.           FDIC-ASSISTED ACQUISITION

On April 27, 2012, Sonabank entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to assume all of the deposits and certain assets of HarVest Bank of Maryland (“HarVest”) a state chartered non-Federal Reserve member commercial bank. HarVest operated four branches – North Rockville, Frederick, Germantown and Bethesda (all located in Maryland).

The assets and liabilities were recorded at their estimated fair values as of the April 27, 2012 acquisition date.  A summary of the net assets acquired from the FDIC is as follows (in thousands):

Assets
Cash and cash equivalents	$21,704
Consideration from the FDIC	25,553
Investment securities	38,379
Loans	64,966
Loans held for sale	7,568
Federal Home Loan Bank stock	1,167
Other real estate owned	750
Core deposit intangible	179
Other assets	576
Total assets acquired	$160,842

Liabilities
Deposits	$140,484
FHLB advances	16,738
Other liabilities	136
Total liabilities	$157,358

Net assets acquired (bargain purchase gain)	$3,484

A valuation of the acquired loans and core deposit intangible was performed with the assistance of a third-party valuation consultant.  The unpaid principal balance and fair value of performing loans was $67.4 million and $63.0 million, respectively.  The discount of $4.4 million will be accreted through interest income over the life of the loans in accordance with Accounting Standards Codification (ASC) topic 310-20.  The unpaid principal balance and estimated fair value of acquired and retained non-performing loans was $5.3 million and $1.9 million, respectively.  The discount of $3.4 million for these credit impaired loans will not be accreted in accordance with ASC 310-30.

Because HarVest was a distressed financial institution that was seized by the FDIC, certain historical operating information is not available to us, and the preparation of pro forma operating disclosures is not practicable.

The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $3.5 million, and the bargain purchase gain is equal to the amount by which the fair value of the net assets acquired exceeded the consideration transferred and is influenced significantly by the FDIC-assisted transaction process.  However, the acquired loans in the HarVest transaction are not covered by an indemnification agreement with the FDIC. The Company recorded a $1.2 million deferred tax liability as a result of the transaction.

This was not simply a financial transaction but an opportunity to broaden and deepen our deposit base. HarVest’s branches have been integrated into the Sonabank branch system.

 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV.  This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2011.  Results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of results that may be attained for any other period.

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

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“Southern National”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations.  Sonabank has 14 branches in Virginia, located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Middleburg, Leesburg (2), South Riding, Front Royal, New Market, Richmond and Clifton Forge, and five branches in Maryland (four in Montgomery County and one in Frederick County).  We have administrative offices in Warrenton and an executive office in Georgetown, Washington, D.C where senior management is located.

As disclosed in our 2011 Annual Report on Form 10-K, Southern National restated its financial statements for the year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.  In December 2009, we acquired Greater Atlantic Bank from the FDIC.  We identified errors in the purchase accounting related to that acquisition.  All amounts for the three and six months ended June 30, 2011set forth in this Quarterly Report on Form 10-Q, as applicable, reflect the restatement of previously issued financial statements.

As previously announced Sonabank assumed substantially all of the deposits and liabilities and acquired substantially all of the assets of the HarVest Bank of Maryland from the FDIC as receiver. The acquisition included HarVest Bank’s branches in Bethesda, North Rockville, Germantown and Frederick. Adding the new branches to an existing branch in Rockville brings Sonabank’s total number of branches in Maryland to five, four of which are in Montgomery County. This was a strategic acquisition for Sonabank given the expansion into an affluent market. Full details on the transaction are contained in an 8-K/A filed on July 13, 2012.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended June 30, 2012 was $2.2 million and $4.1 million for the first half of 2012. That compares to $1.4 million and $2.7 million for the three and six months ended June 30, 2011.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $7.8 million in the quarter ended June 30, 2012 up from $6.6 million during the same period last year. The accretion of the discount on Greater Atlantic Bank’s loans contributed $705 thousand to second quarter 2012 net interest income compared to $786 thousand during the second quarter of 2011. The accretion of the discount on HarVest’s loans contributed $172 thousand in the second quarter of 2012. Average loans increased $68.1 million for the second quarter of 2012 compared to the quarter ended June 30, 2011, and the cost of funds decreased from 1.33% to 1.16%. Sonabank’s net interest margin was 5.07% in the second quarter of 2012 compared to 4.96% during the comparable quarter last year and 5.59% during the first quarter of 2012.

Net interest income was $15.5 million during the six months ended June 30, 2012, compared to $13.1 million during the comparable period in the prior year. Approximately $805 thousand of the increase arose during the first quarter of 2012 and resulted from the recovery of discount recognized in purchase accounting during the first quarter of 2012 for two impaired loans acquired in the Greater Atlantic Bank acquisition following the receipt of payment from the borrowers. The total accretion of the discount on the Greater Atlantic Bank loan portfolio, including the aforementioned $805 thousand, amounted to $2.2 million in the first six months of 2012, compared to $1.8 million in the first half of 2011. Average loans increased $48.7 million for the first half of 2012 compared to the six months ended June 30, 2011, and the cost of funds decreased from 1.38% to 1.19%.

There was very little net impact on the net interest margin from the HarVest acquisition. Adjusted for the recovery of discount on two Greater Atlantic Bank loans the net interest margin would have been 5.00% during the first quarter of 2012. The net interest margin for the second quarter, including two months with the HarVest balance sheet, was 5.07%. An analysis of the yield on loans shows that the addition of the HarVest loan portfolio resulted in a modest increase but the addition of HarVest’s securities, which had an average yield of 2.25% resulted in an offsetting decline. The average expense of interest bearing liabilities declined quarter to quarter after HarVest’s CD’s were repriced to Sonabank’s current posted levels.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Quarters Ended
	6/30/2012			6/30/2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$539,322	$8,768	6.54%	$471,214	$7,559	6.43%
Investment securities	65,483	509	3.11%	51,679	482	3.73%
Other earning assets	15,965	84	2.12%	9,092	51	2.25%

Total earning assets	620,770	9,361	6.07%	531,985	8,092	6.10%
Allowance for loan losses	(7,032)			(5,934)
Total non-earning assets	72,680			62,555
Total assets	$686,418			$588,606

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$19,160	22	0.46%	$15,235	10	0.27%
Money market accounts	163,001	327	0.81%	144,615	319	0.88%
Savings accounts	8,321	13	0.61%	5,909	9	0.60%
Time deposits	287,092	939	1.32%	235,806	911	1.55%
Total interest-bearing deposits	477,574	1,301	1.10%	401,565	1,249	1.25%
Borrowings	51,788	227	1.76%	56,285	267	1.90%
Total interest-bearing liabilities	529,362	1,528	1.16%	457,850	1,516	1.33%
Noninterest-bearing liabilities:
Demand deposits	43,228			31,177
Other liabilities	12,106			2,878
Total liabilites	584,696			491,905
Stockholders’ equity	101,722			96,701
Total liabilities and stockholders’
equity	$686,418			$588,606
Net interest income		7,833			6,576
Interest rate spread			4.90%			4.77%
Net interest margin			5.07%			4.96%

(1)  Includes loan fees in both interest income and the calculation of the yield on loans.
(2)  Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest
	Analysis For the Six Months Ended
	6/30/2012			6/30/2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$513,970	$17,379	6.80%	$465,241	$15,090	6.54%
Investment securities	55,008	911	3.31%	53,003	1,038	3.92%
Other earning assets	16,269	145	1.79%	10,323	103	2.01%

Total earning assets	585,247	18,435	6.33%	528,567	16,231	6.19%
Allowance for loan losses	(6,989)			(5,956)
Total non-earning assets	71,899			61,471
Total assets	$650,157			$584,082

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$17,911	33	0.37%	$15,550	21	0.27%
Money market accounts	156,091	626	0.81%	151,673	683	0.91%
Savings accounts	7,340	22	0.60%	5,763	18	0.61%
Time deposits	270,896	1,818	1.35%	224,771	1,804	1.62%
Total interest-bearing deposits	452,238	2,499	1.11%	397,757	2,526	1.28%
Borrowings	49,446	463	1.88%	55,894	585	2.11%
Total interest-bearing liabilities	501,684	2,962	1.19%	453,651	3,111	1.38%
Noninterest-bearing liabilities:
Demand deposits	39,402			31,643
Other liabilities	8,102			2,816
Total liabilites	549,188			488,110
Stockholders’ equity	100,969			95,972
Total liabilities and stockholders’
equity	$650,157			$584,082
Net interest income		$15,473			$13,120
Interest rate spread			5.14%			4.81%
Net interest margin			5.32%			5.01%

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

The provision for loan losses in the second quarter of 2012 was $1.3 million compared to $2.3 million in the second quarter of 2011. For the six months ended June 30, 2012, the provision for loan losses was $2.8 million compared to $3.6 million for the same period last year.

Net charge-offs during the second quarter of 2012 were $1.6 million, compared to net charge-offs during the second quarter of 2011 of $1.9 million.

Net charge offs during the six months ended June 30, 2012 were $2.4 million compared to $3.1 million during the first half of 2011.

Noninterest Income

The following table presents the major categories of noninterest income for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended
	June 30,
	2012	2011	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$206	$218	$(12)
Income from bank-owned life insurance	347	933	(586)
Bargain purchase gain on acquisition	3,484	-	3,484
Net loss on other real estate owned	(2,201)	(108)	(2,093)
Net loss on sale of available for sale securities	(13)	-	(13)
Net impairment losses recognized in earnings	(235)	(38)	(197)
Other	81	44	37
Total noninterest income	$1,669	$1,049	$620

	For the Six Months Ended
	June 30,
	2012	2011	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$402	$418	$(16)
Income from bank-owned life insurance	500	1,067	(567)
Bargain purchase gain on acquisition	3,484	-	3,484
Gain on sale of loans	657	-	657
Net loss on other real estate owned	(2,400)	(147)	(2,253)
Gain on other assets	14	-	14
Net loss on sale of available for sale securities	(13)	-	(13)
Net impairment losses recognized in earnings	(237)	(70)	(167)
Other	135	89	46
Total noninterest income	$2,542	$1,357	$1,185

During the second quarter of 2012 Sonabank had noninterest income of $1.7 million compared to noninterest income of $1.0 million during the second quarter of 2011. The increase resulted from the bargain purchase gain of $3.5 million from the HarVest transaction which was largely offset by the recognition of impairment in the values of five OREO properties in the Charlottesville market and one in the Culpeper market. One of the Charlottesville property writedowns was based on a new appraisal received during the quarter. Four others in Charlottesville and the one in Culpeper were based on updated and extensive discussions with realtors for each property. The impairment recognized aggregated $2.2 million. In addition, there was an other than temporary impairment (“OTTI”) of $235 thousand in one trust preferred security during the second quarter of 2012 compared to $38 thousand in OTTI charges during the second quarter of 2011. Income from bank owned life insurance (“BOLI”) contributed $347 thousand during the second quarter of 2012 compared to $933 thousand the prior year quarter. Both quarters were affected by death benefits; however, the death benefit received in the 2011 period was $800 thousand as compared to $195 in the 2012 period.

Noninterest income increased to $2.5 million in the first six months of 2012 from $1.4 million in the first six months of 2011. The drivers of the increase for the first half of 2012 were largely the same as the quarter except that during the first quarter of 2012 the bank sold the guaranteed portions of SBA loans and realized a $657 thousand gain.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended
	June 30,
	2012	2011	Change
	(As Restated)
	(dollars in thousands)
Salaries and benefits	$1,970	$1,705	$265
Occupancy expenses	705	554	151
Furniture and equipment expenses	143	131	12
Amortization of core deposit intangible	228	230	(2)
Virginia franchise tax expense	145	171	(26)
Merger expenses	349	-	349
FDIC assessment	142	119	23
Data processing expense	162	132	30
Telephone and communication expense	133	100	33
Change in FDIC indemnification asset	253	(57)	310
Other operating expenses	732	550	182
Total noninterest expense	$4,962	$3,635	$1,327

	For the Six Months Ended
	June 30,
	2012	2011	Change
	(As Restated)
	(dollars in thousands)
Salaries and benefits	$3,795	$3,308	$487
Occupancy expenses	1,287	1,093	194
Furniture and equipment expenses	299	267	32
Amortization of core deposit intangible	458	460	(2)
Virginia franchise tax expense	291	343	(52)
Merger expenses	349	-	349
FDIC assessment	271	272	(1)
Data processing expense	299	274	25
Telephone and communication expense	235	188	47
Change in FDIC indemnification asset	239	(73)	312
Other operating expenses	1,752	1,107	645
Total noninterest expense	$9,275	$7,239	$2,036

Noninterest expenses were $5.0 million and $9.3 million during the second quarter and the first half of 2012, respectively, compared to $3.6 million and $7.2 million during the same periods in 2011. The primary factors causing the increase were higher other professional services relating to the restatement of 2009, 2010 and 2011 and the reforecasting expected recoveries from the FDIC. We acquired the Greater Atlantic loans in December 2009 and revised our estimates of expected losses on these loans during the second quarter of 2012 based on the actual historical losses on the loan pools over the previous 24 month period.  Estimated losses on the acquired Greater Atlantic loans (the covered loans) are lower than previously forecasted which results in a lower expected recovery from the FDIC. Estimated recoveries on the FDIC loss-share agreement are expected to be $5.5 million at June 30, 2012.  The difference between the estimated recoveries and the carrying amount of the FDIC indemnification asset will be amortized over the life of the indemnification asset. As a result of the revised estimate of recoveries under the FDIC indemnification asset, amortization expense was $253 thousand for the quarter ended June 30, 2012, compared to accretion of $57 thousand for the same period last year. Audit and consulting fees were $271 thousand during the second quarter of 2012 compared to $83 thousand during the same period in 2011. Also affecting the second quarter were merger expenses relating to the HarVest transaction totaling $349 thousand, and other noninterest expenses related to the HarVest branches were $245 thousand.

Audit and consulting fees were $840 thousand during the six months ended June 30, 2012, compared to $214 thousand during the same period in 2011. The other increases in noninterest expenses for the first half of 2012 were largely the same as those for the second quarter.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $712.0 million as of June 30, 2012 compared to $611.4 million as of December 31, 2011.  Net loans receivable increased from $491.8 million at the end of 2011 to $546.6 million at June 30, 2012. Within that total, covered loans declined by $4.1 million while the non-covered loan portfolio increased by $58.9 million. Non-covered loans included $59.6 million of loans acquired in the HarVest acquisition. We sold $5.7 million of SBA loans during the first quarter of 2012.

Total deposits were $544.0 million at June 30, 2012 compared to $461.1 million at December 31, 2011. We acquired deposits in the amount of $140.5 million in the HarVest transaction. Total time deposits were $295.9 million at June 30, 2012, compared to $255.8 million at December 31, 2011.We acquired time deposits totaling $ $107.6 million in the HarVest acquisition. We allowed $46.3 million of Sonabank time deposits to run off since December 31, 2011 and following repricing of the HarVest time deposits, there was a decrease of $21.2 million in those deposits. Noninterest-bearing deposits were $52.7 million at June 30, 2012 and $32.6 million at December 31, 2011.

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

The following table summarizes the composition of our loan portfolio as of June 30, 2012 and December 31, 2011:

		Non-covered Loans
	Covered	HarVest	Other	Total	Covered	Non-covered	Total
	Loans (1)	Loans (2)	Loans	Loans	Loans (1)	Loans	Loans
	June 30, 2012				December 31, 2011
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$5,497	$15,223	$79,280	$100,000	$4,854	$82,450	$87,304
Commercial real estate - non-owner-occupied	12,076	11,118	114,026	137,220	11,243	117,059	128,302
Secured by farmland	-	-	1,493	1,493	-	1,506	1,506
Construction and land loans	1,255	6,537	52,221	60,013	2,883	39,565	42,448
Residential 1-4 family	23,156	13,971	48,018	85,145	25,307	49,288	74,595
Multi- family residential	628	930	18,426	19,984	629	19,553	20,182
Home equity lines of credit	33,913	3,892	7,011	44,816	35,442	9,040	44,482
Total real estate loans	76,525	51,671	320,475	448,671	80,358	318,461	398,819

Commercial loans	1,894	7,855	87,474	97,223	2,122	89,939	92,061
Consumer loans	103	97	1,576	1,776	108	1,868	1,976
Gross loans	78,522	59,623	409,525	547,670	82,588	410,268	492,856

Less deferred fees on loans	-	-	(1,025)	(1,025)	-	(1,088)	(1,088)
Loans, net of deferred fees	$78,522	$59,623	$408,500	$546,645	$82,588	$409,180	$491,768

(1) Covered Loans are loans acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement.
(2) HarVest Loans are loans acquired in the HarVest transaction and are not covered under an FDIC loss-share agreement.

As of June 30, 2012 and December 31, 2011, substantially all of our loans were to customers located in Virginia and Maryland.  We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

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

Non-covered Loans and Assets

Non-covered loans evaluated for impairment totaled $14.6 million with allocated allowance for loan losses in the amount of $600 thousand as of June 30, 2012, including $5.6 million of nonaccrual loans and $196 thousand of restructured loans. This compares to $26.2 million of impaired loans with allocated allowance for loan losses in the amount of $1.0 million at December 31, 2011, including $4.5 million of nonaccrual loans and $1.1 million of restructured loans. The nonaccrual loans included SBA guaranteed amounts of $2.6 million and $2.5 million at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012 there were no loans past due 90 days or more and accruing interest, compared to $32 thousand as of December 31, 2011.

Non-covered nonperforming assets (excluding those acquired in the HarVest transaction) decreased from $18.2 million at December 31, 2011 to $17.7 million at June 30, 2012.

Non-covered OREO (including OREO acquired in the Harvest transaction) as of June 30, 2012 was $12.8 million compared to $13.6 million as of the end of the previous year. During the first six months of 2012 we had two foreclosures in the amount of $2.0 million and OREO sales of $1.1 million. Non-covered OREO was comprised of the Culpeper lots, a horse facility, an estate in Charlottesville, three construction/land projects, a commercial property in southwest Virginia and three residential properties.

Sonabank has an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans.  The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at June 30, 2012.

The following table presents a comparison of non-covered nonperforming assets (excluding loans and OREO acquired in the HarVest transaction) as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011

Nonaccrual loans	$5,618	$4,541
Loans past due 90 days and accruing interest	-	32
Total nonperforming loans	5,618	4,573
Other real estate owned	12,072	13,620
Total nonperforming assets	$17,690	$18,193

SBA guaranteed amounts included in nonaccrual loans	$2,603	$2,462

Allowance for loan losses (excluding HarVest) to nonperforming loans	117.39%	137.66%
Allowance for loan losses (excluding HarVest) to total non-covered loans excluding loans acquired in the HarVest transaction	1.61%	1.54%
Nonperforming assets to total non-covered assets excluding loans and OREO acquired in the HarVest transaction	3.09%	3.44%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets excluding loans and OREO acquired in the HarVest transaction	2.64%	2.98%
Nonperforming assets to total non-covered loans and OREO excluding thoses acquired in the HarVest transaction	4.21%	4.30%
Nonperforming assets excluding SBA guaranteed loans to total non-covered loans and OREO excluding those acquired in the HarVest transaction	3.59%	3.72%

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

During the six months ended June 30, 2012, we modified two loans in troubled debt restructurings totaling $196 thousand.  Loan impairment in the amount of $555 thousand was previously recognized on these loans, and no incremental impairment was recognized during the six months ended June 30, 2012 in connection with the modifications. The loans are paying in accordance with the modified terms and there is no additional commitment to lend.

Covered Loans and Assets

Covered loans identified as impaired totaled $5.0 million as of June 30, 2012 and $4.7 million at December 31, 2011. Nonaccrual loans were $3.4 million and $3.3 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, there were no loans past due 90 days or more and accruing interest, and at December 31, 2011, there were loans past due 90 days or more and accruing interest in the amount of $136 thousand.

Securities

Investment securities, available for sale and held to maturity, were $70.8 million at June 30, 2012 and $45.0 million at December 31, 2011.  We acquired securities with a fair value of $38.4 million in the HarVest transaction, and we sold $11.3 million of those securities.  We retained mortgage-backed securities and collateralized mortgage obligations with a fair value of $27.1 million.

As of June 30, 2012 we owned pooled trust preferred securities as follows:

		Ratings						Estimated	Current	Previously Recognized Cumulative Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$6,953	$6,253	$3,603	$117,400	$297
MMCF III B	Senior Sub	A3	A-	Ba1	CC	435	426	271	37,000	9
						7,388	6,679	3,874		$306

										Cumulative	Cumulative
										Other Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	383	456	134,100	763	$354
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,099	99	99	191,205	1,186	814
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	54	223,750	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,066	27	173	101,682	347	692
ALESCO V C1	Mezzanine	A2	A	C	C	2,053	464	386	84,000	1,003	586
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,162	29	657	249,100	574	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,104	117	430	97,400	807	1,180
						14,023	1,119	2,255		$4,687	$8,217

Total						$21,411	$7,798	$6,129

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

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

The analyses resulted in OTTI charges related to credit on the trust preferred securities in the amount of $235 thousand during the second quarter of 2012, compared to OTTI charges related to credit on the trust preferred securities totaling $38 thousand for three months ended June 30, 2011.

We also own a residential collateralized mortgage obligation which has been evaluated for potential impairment. We recorded no OTTI charges for credit on this security during the three months ended June 30, 2012 and 2011.

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

During the three and six months ended June 30, 2012, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At June 30, 2012, we had $96.9 million of unfunded lines of credit and undisbursed construction loan funds. We had no approved loan commitments at June 30, 2012. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Southern National
Tier 1 risk-based capital ratio	$94,833	17.67%	$21,468	4.00%	$32,202	6.00%
Total risk-based capital ratio	101,488	18.91%	42,936	8.00%	53,671	10.00%
Leverage ratio	94,833	14.05%	27,005	4.00%	33,756	5.00%
Sonabank
Tier 1 risk-based capital ratio	$91,595	17.08%	$21,457	4.00%	$32,185	6.00%
Total risk-based capital ratio	98,250	18.32%	42,914	8.00%	53,642	10.00%
Leverage ratio	91,595	13.57%	26,994	4.00%	33,743	5.00%

December 31, 2011
Southern National
Tier 1 risk-based capital ratio	$90,718	19.37%	$18,738	4.00%	$28,107	6.00%
Total risk-based capital ratio	96,560	20.61%	37,476	8.00%	46,845	10.00%
Leverage ratio	90,718	14.89%	24,367	4.00%	30,459	5.00%
Sonabank
Tier 1 risk-based capital ratio	$87,176	18.62%	$18,729	4.00%	$28,094	6.00%
Total risk-based capital ratio	93,015	19.87%	37,459	8.00%	46,823	10.00%
Leverage ratio	87,176	14.31%	24,367	4.00%	30,459	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of June 30, 2012 and December 31, 2011, and all changes are within our ALM Policy guidelines:

	Sensitivity of Market Value of Portfolio Equity
	As of June 30, 2012

				Market Value of
Change in	Market Value of Portfolio Equity			Portfolio Equity as a % of
Interest Rates					Portfolio
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$93,069	$(8,097)	-8.00%	13.07%	90.35%
Up 300	96,010	(5,156)	-5.10%	13.48%	93.20%
Up 200	98,020	(3,146)	-3.11%	13.77%	95.15%
Up 100	100,294	(872)	-0.86%	14.09%	97.36%
Base	101,166	-	0.00%	14.21%	98.21%
Down 100	96,526	(4,640)	-4.59%	13.56%	93.70%
Down 200	95,344	(5,822)	-5.75%	13.39%	92.56%

	Sensitivity of Market Value of Portfolio Equity
	As of December 31, 2011

				Market Value of
Change in	Market Value of Portfolio Equity			Portfolio Equity as a % of
Interest Rates					Portfolio
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$94,069	$(6,103)	-6.09%	15.39%	94.97%
Up 300	95,562	(4,610)	-4.60%	15.63%	96.48%
Up 200	97,934	(2,238)	-2.23%	16.02%	98.87%
Up 100	98,965	(1,207)	-1.20%	16.19%	99.91%
Base	100,172	-	0.00%	16.38%	101.13%
Down 100	96,052	(4,120)	-4.11%	15.71%	96.97%
Down 200	94,524	(5,648)	-5.64%	15.46%	95.43%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2012 and December 31, 2011 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income As of June 30, 2012

Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)

Up 400	$33,008	$3,039	5.06%	0.46%
Up 300	32,252	2,283	4.94%	0.34%
Up 200	31,451	1,482	4.82%	0.22%
Up 100	30,625	656	4.70%	0.10%
Base	29,969	-	4.60%	0.00%
Down 100	30,306	337	4.66%	0.06%
Down 200	30,257	288	4.65%	0.05%

	Sensitivity of Net Interest Income
	As of December 31, 2011

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$28,323	$2,593	5.16%	0.46%
Up 300	27,654	1,924	5.04%	0.34%
Up 200	27,021	1,291	4.93%	0.23%
Up 100	26,286	556	4.80%	0.10%
Base	25,730	-	4.70%	0.00%
Down 100	26,408	678	4.82%	0.12%
Down 200	26,405	675	4.82%	0.12%

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

 (b) Changes in Internal Control over Financial Reporting. As was noted in our Annual Report on Form 10-K for the year ended December 31, 2011, management identified a material weakness in our internal control over financial reporting relating to the design and operation of controls over the accounting for non-routine transactions. In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, management disclosed our process of remediating this internal control material weakness through the implementation and improvement of control activities for the accounting for non-routine transactions.

During the quarter ended June 30, 2012, these efforts continued.  We utilize a third-party consultant to assist management with purchase accounting valuation matters and the related accounting.  We also utilize this consultant to assist management with the accounting for the FDIC indemnification asset and related accounting matters.  Internal controls over non-routine transactions include, but may not be limited to:

•	Reconciliation and review of data used by the third-party consultant to our internal systems and accounting records to ensure completeness and accuracy of the data.
•	The review and approval by management of the methods, assumptions and calculations performed by the valuation consultant related to the accounting for non-routine transactions.
•	The review and approval by the chief financial officer of all journal entries related to the accounting for non-routine transactions.
•
Oversight by management and the Audit Committee of the methods and assumptions used for the valuation of acquired assets and liabilities and the accounting conclusions reached related to non-routine transactions.

•	In-depth evaluation and approval of the credentials and expertise of third-party consultants prior to engagement.

During the second quarter of 2012, management engaged in two non-routine transactions against which we were able to apply and assess the implemented control activities, evaluate the design of the activities, and assess operating effectiveness.  The procedures and controls were subject to testing by internal audit and a report was provided to the Audit Committee.

SNBV believes the processes and procedures that have been put in the place are properly designed and operating effectively to ensure the accuracy of the accounting for non-routine transactions based on the testing that occurred during the quarter ended June 30, 2012.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  There are no other proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of June 30, 2012.

ITEM 1A – RISK FACTORS

As of June 30, 2012 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

August 9, 2012	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

August 9, 2012	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer