Form 10-Q
period 2012-09-30
Southern National Bancorp of Virginia Inc
filed 2012-11-08
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 31, 2012, there were 11,590,212 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-Q
September 30, 2012

INDEX

		PAGE

	PART 1 - FINANCIAL INFORMATION

Item 1 -	Financial Statements
	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	2
	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011	3
	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	5
	Notes to Consolidated Financial Statements	6- 29

	Item 2 - Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	30- 42

	Item 3 – Quantitative and Qualitative Disclosures about Market Risk	43-45

	Item 4 – Controls and Procedures	46

	PART II - OTHER INFORMATION

	Item 1 – Legal Proceedings	48

	Item 1A – Risk Factors	48

	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	48

	Item 3 – Defaults Upon Senior Securities	48

	Item 4 – Mine Safety Disclosures	48

	Item 5 – Other Information	48

	Item 6 - Exhibits	48

	Signatures	49

	Certifications	50-52

ITEM I - FINANCIAL INFORMATION
PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts) (Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$4,229	$2,432
Interest-bearing deposits in other financial institutions	18,059	2,603
Total cash and cash equivalents	22,288	5,035

Securities available for sale, at fair value	49	9,905

Securities held to maturity, at amortized cost (fair value of $81,609 and $34,464, respectively)	80,496	35,075

Covered loans	76,600	82,588
Non-covered loans	461,169	409,180
Total loans	537,769	491,768
Less allowance for loan losses	(6,911)	(6,295)
Net loans	530,858	485,473

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,190	6,653
Bank premises and equipment, net	6,476	6,350
Goodwill	9,160	9,160
Core deposit intangibles, net	1,480	1,995
FDIC indemnification asset	7,006	7,537
Bank-owned life insurance	17,633	17,575
Other real estate owned	13,452	14,256
Deferred tax assets, net	6,153	6,255
Other assets	7,021	6,104

Total assets	$708,262	$611,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$43,096	$32,582
Interest-bearing deposits:
NOW accounts	20,520	17,497
Money market accounts	167,370	148,959
Savings accounts	8,997	6,273
Time deposits	297,268	255,784
Total interest-bearing deposits	494,155	428,513
Total deposits	537,251	461,095

Securities sold under agreements to repurchase and other short-term borrowings	32,713	17,736
Federal Home Loan Bank (FHLB) advances	30,250	30,000
Other liabilities	4,025	3,491
Total liabilities	604,239	512,322

Commitments and contingencies (See Note 5)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at September 30, 2012 and December 31, 2011	116	116
Additional paid in capital	96,791	96,645
Retained earnings	10,100	5,472
Accumulated other comprehensive loss	(2,984)	(3,182)
Total stockholders’ equity	104,023	99,051

Total liabilities and stockholders’ equity	$708,262	$611,373

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011
		(As Restated)		(As Restated)
Interest and dividend income :
Interest and fees on loans	$9,008	$8,165	$26,387	$23,255
Interest and dividends on taxable securities	490	457	1,401	1,495
Interest and dividends on other earning assets	102	66	247	169
Total interest and dividend income	9,600	8,688	28,035	24,919
Interest expense:
Interest on deposits	1,304	1,217	3,803	3,744
Interest on borrowings	165	272	628	857
Total interest expense	1,469	1,489	4,431	4,601

Net interest income	8,131	7,199	23,604	20,318

Provision for loan losses	1,830	1,550	4,605	5,140
Net interest income after provision for loan losses	6,301	5,649	18,999	15,178

Noninterest income:
Account maintenance and deposit service fees	222	218	624	636
Income from bank-owned life insurance	148	129	649	1,196
Bargain purchase gain on acquisition	-	-	3,484	-
Gain on sale of loans	-	-	657	-
Net gain (loss) on other real estate owned	24	-	(2,376)	(147)
Gain on other assets	-	-	14	-
Net gain on sale of available for sale securities	287	-	274	-
Total other-than-temporary impairment losses (OTTI)	(480)	(43)	(721)	(113)
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	4	-
Net credit related OTTI recognized in earnings	(480)	(43)	(717)	(113)
Other	63	62	198	151

Total noninterest income	264	366	2,807	1,723

Noninterest expenses:
Salaries and benefits	2,073	1,759	5,868	5,066
Occupancy expenses	753	573	2,040	1,667
Furniture and equipment expenses	149	140	448	406
Amortization of core deposit intangible	236	230	694	690
Virginia franchise tax expense	145	171	436	514
Merger expenses	11	-	360	-
FDIC assessment	146	125	417	397
Data processing expense	175	126	474	400
Telephone and communication expense	183	101	418	289
Change in FDIC indemnification asset	242	(13)	481	(85)
Other operating expenses	665	702	2,417	1,809
Total noninterest expenses	4,778	3,914	14,053	11,153
Income before income taxes	1,787	2,101	7,753	5,748
Income tax expense	579	692	2,487	1,602
Net income	$1,208	$1,409	$5,266	$4,146
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	$(107)	$(30)	$(26)	$167
Realized amount on securities sold, net	(287)	-	(274)	-
Non-credit component of other-than-temporary impairment on held-to-maturity securities	475	(70)	676	26

Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(17)	(27)	(77)	(44)
Net unrealized gain	64	(127)	299	149
Tax effect	21	(44)	101	50
Other comprehensive income	43	(83)	198	99
Comprehensive income	$1,251	$1,326	$5,464	$4,245
Earnings per share, basic and diluted	$0.10	$0.12	$0.45	$0.36

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - January 1, 2012	$116	$96,645	$5,472	$(3,182)	$99,051
Comprehensive income:
Net income			5,266		5,266
Change in unrealized gain on available for sale securities (net of tax benefit, $102)				(198)	(198)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax expense, $203 and accretion, $77 and amounts recorded into other comprehensive income at transfer)				396	396
Dividends on common stock ($.015 per share)			(638)		(638)
Stock-based compensation expense		146			146

Balance - September 30, 2012	$116	$96,791	$10,100	$(2,984)	$104,023

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(dollars in thousands) (Unaudited)

	2012	2011
		(As Restated)
Operating activities:
Net income	$5,266	$4,146
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	430	393
Amortization of core deposit intangible	694	690
Other amortization, net	210	(1)
Accretion of loan discount	(3,277)	(2,552)
(Increase) decrease in FDIC indemnification asset	481	(85)
Provision for loan losses	4,605	5,140
Earnings on bank-owned life insurance	(649)	(396)
Stock based compensation expense	146	120
Bargain purchase gain on acquisition	(3,484)	-
Net gain on sale of available for sale securities	(274)	-
Gain on sale of loans	(657)	-
Impairment on securities	717	113
Net loss on other real estate owned	2,376	147
Net (increase) decrease in other assets	(456)	501
Net increase in other liabilities	399	549
Net cash and cash equivalents provided by operating activities	6,527	8,765
Investing activities:
Purchases of securities available-for-sale	(3,128)	-
Proceeds from sales of securities available for sale	22,914	-
Proceeds from paydowns, maturities and calls of securities available for sale	1,318	763
Purchases of securities held to maturity	(27,410)	-
Proceeds from paydowns, maturities and calls of securities held to maturity	8,973	6,632
Loan originations and payments, net	11,238	(29,114)
Proceeds from sale of HarVest loans	7,568	-
Proceeds from sale of SBA loans	5,713	-
Net cash received in HarVest acquisition	47,257	-
Net (increase) decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	1,630	(1,006)
Proceeds from cash surrender value of bank-owned life insurance	395	-
Proceeds from sale of other real estate owned	1,137	854
Payments received on FDIC indemnification asset	155	800
Purchases of bank premises and equipment	(557)	(434)
Net cash and cash equivalents provided by (used in) investing activities	77,203	(21,505)
Financing activities:
Net decrease in deposits	(64,328)	(22,992)
Cash dividends paid - common stock	(638)	-
Proceeds from Federal Home Loan Bank advances	-	37,500
Repayment of Federal Home Loan Bank advances	(16,488)	-
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	14,977	(4,456)
Net cash and cash equivalents provided by (used in) financing activities	(66,477)	10,052
Increase (decrease) in cash and cash equivalents	17,253	(2,688)
Cash and cash equivalents at beginning of period	5,035	9,745
Cash and cash equivalents at end of period	$22,288	$7,057
Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$4,464	$4,706
Income taxes	1,788	855
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	1,959	9,477
Transfer from covered loans to other real estate owned	-	82

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

1.     ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations.  Sonabank operates 15 branches in Virginia located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Loudoun County (Middleburg, Leesburg (2), and South Riding), Front Royal, New Market, Richmond, Haymarket and Clifton Forge, and five branches in Maryland (four in Montgomery County and one in Frederick County).

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

As disclosed in our 2011 Annual Report on Form 10-K filed on April 16, 2012, Southern National restated its financial statements for the year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.  In December 2009, we acquired Greater Atlantic Bank from the FDIC.  We identified errors in the purchase accounting related to that acquisition.  All amounts for the three and nine months ended September 30, 2011 set forth in this Quarterly Report on Form 10-Q, as applicable, reflect the restatement of previously issued financial statements.  See Note 8 for further details.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the carrying value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, fair value measurements related to assets acquired and liabilities assumed from business combinations, the FDIC indemnification asset,  mortgage servicing rights, other real estate owned and deferred tax assets.

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

In September 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12 to defer changes that relate to the presentation of reclassification adjustments but the other requirements of ASU 2011-05 remain in effect. We present OCI in a single continuous statement of comprehensive income.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805), Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The amendments of this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The amended guidance requires an indemnification asset recognized in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement to be measured on the same basis as the indemnified asset and changes in the indemnification asset to be amortized over the lesser of the term of the indemnification agreement or the remaining life of the indemnified assets. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The guidance will be applied prospectively to any new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption.  Any unamortized balance that exists at the date of adoption also will be amortized over the shorter of the remaining term of the loss-sharing agreement or the remaining life of the indemnified assets.  Early adoption is permitted.  We applied the proposed guidance in this ASU in determining the amortization period for the indemnification asset resulting from our re-forecasting of estimated recoveries under the loss-sharing agreement with the FDIC for the 2009 Greater Atlantic Bank acquisition in the second quarter of 2012.

2.	STOCK- BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees.  As of September 30, 2012, options to purchase an aggregate of 302,500 shares of common stock were outstanding and no shares remained available for issuance under this plan. The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options.  The purpose of the plan is to afford key employees an incentive to remain in the employ of Southern National and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in Southern National’s future success.  Under the plan, the option’s exercise price cannot be less than the fair market value of the stock on the grant date.  The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

SNBV granted 19,000 options during the first nine months of 2012. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model.  The following weighted-average assumptions were used to value options granted in the nine months ended September 30, 2012:

Expected life	10 years
Expected volatility	35.64%
Risk-free interest rate	2.04%
Weighted average fair value per option granted	$3.03

The risk-free interest rate was developed using the U. S. Treasury yield curve for periods equal to the expected life of the options on the grant date.  An increase in the risk-free interest rate will increase stock compensation expense on future option grants. The dividend yield has a de minimis impact on the fair value of the awards given the recent iniation of the dividend and the amount.

For the three and nine months ended September 30, 2012, stock-based compensation expense was $49 thousand and $146 thousand, respectively, compared to $47 thousand and $120 thousand for the same periods last year.  As of September 30, 2012, unrecognized compensation expense associated with the stock options was $518 thousand, which is expected to be recognized over a weighted average period of 3.2 years.

A summary of the activity in the stock option plan during the nine months ended September 30, 2012 follows (dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	415,325	$8.06
Granted	19,000	6.48
Forfeited	(11,250)	8.08
Exercised	-	-
Options outstanding, end of period	423,075	$7.99	5.7

Vested or expected to vest	423,075	$7.99	5.7	$245

Exercisable at end of period	251,825	$8.59	4.1	$91

3.     SECURITIES

The amortized cost and fair value of securities available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
September 30, 2012		Gains	Losses
FHLMC preferred stock	$16	$33	$-	$49

	Amortized Cost	Gross Unrealized		Fair Value
December 31, 2011		Gains	Losses
SBA guaranteed loan pools	$9,557	$280	$-	9,837
FHLMC preferred stock	16	52	-	68
Total	$9,573	$332	$-	$9,905

The carrying amount and fair value of securities held-to-maturity were as follows (in thousands):

	Amortized Cost	Gross Unrecognized		Fair Value
September 30, 2012		Gains	Losses
Residential government-sponsored mortgage-backed securities	$38,765	$1,930	$-	$40,695
Residential government-sponsored collateralized mortgage obligations	5,713	79	-	5,792
Government-sponsored agency securities	24,982	131	-	25,113
Obligations of states and political subdivisions	2,427	1	-	2,428
Other residential collateralized mortgage obligations	842	8	-	850
Trust preferred securities	7,767	1,188	(2,224)	6,731
	$80,496	$3,337	$(2,224)	$81,609

	Amortized Cost	Gross Unrecognized		Fair Value
December 31, 2011		Gains	Losses
Residential government-sponsored mortgage-backed securities	$26,105	$1,710		$27,815
Residential government-sponsored collateralized mortgage obligations	85	2		87
Other residential collateralized mortgage obligations	957	-	(157)	800
Trust preferred securities	7,928	674	(2,840)	5,762
	$35,075	$2,386	$(2,997)	$34,464

The fair value and carrying amount, if different, of debt securities as of September 30, 2012, by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity
	Amortized
	Cost	Fair Value
Due after ten years	$35,176	$34,272
Residential government-sponsored mortgage-backed securities	38,765	40,695
Residential government-sponsored collateralized mortgage obligations	5,713	5,792
Other residential collateralized mortgage obligations	842	850
Total	$80,496	$81,609

During the three and nine months ended September 30, 2012, we sold $8.0 million of available-for-sale SBA pooled securities acquired in the Greater Atlantic Bank transaction resulting in a gross gain of $287 thousand.

Securities with a carrying amount of approximately $28.2 million and $36.0 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

SNBV monitors the portfolio for indicators of other than temporary impairment.  At September 30, 2012, certain securities’ fair values were below cost. As outlined in the table below, there were securities (ALESCO VII A1B, MMCF III B, and ALESCO V C1) with fair values totaling approximately $4.9 million in the portfolio with the carrying value exceeding the estimated fair value for a period of time greater than twelve months that are considered temporarily impaired at September 30, 2012.  Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of September 30, 2012.  The following tables present information regarding securities in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011 (in thousands) by duration of time in a loss position:

September 30, 2012
	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Trust preferred securities	$-	$-	$4,891	$(2,224)	$4,891	(2,224)

December 31, 2011
	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Other residential collateralized mortgage obligations	$800	$(157)	$-	$-	$800	$(157)
Trust preferred securities	-	-	4,783	(2,840)	4,783	(2,840)
	$800	$(157)	$4,783	$(2,840)	$5,583	$(2,997)

As of September 30, 2012, we owned pooled trust preferred securities as follows:

										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
					(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$6,904	$6,216	$4,211	$117,400	$296
MMCF III B	Senior Sub	A3	A-	Ba1	CC	435	426	254	37,000	9
						7,339	6,642	4,465		$305

										Cumulative	Cumulative
										Other Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	423	423	134,100	722	$355
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,107	55	55	202,705	759	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	83	214,000	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,070	27	166	96,682	352	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,138	473	426	84,000	1,004	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,175	30	641	249,100	586	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,113	117	472	86,150	816	1,180
						14,142	1,125	2,266		$4,246	$8,771

Total						$21,481	$7,767	$6,731

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
●
Additionally banks with assets over $15 billion will no longer be allowed to count down-streamed trust preferred proceeds as Tier 1 capital (although it will still be counted as Tier 2 capital). That will incent the large banks to prepay their trust preferred securities if they can or if it is economically desirable. As a consequence, we have projected in all of our pools that 25% of the collateral issued by banks with assets over $15 billion will prepay in 2013.

●	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

TRAP 2007-XII C1 and TPREF Funding II were determined to be other than temporarily impaired during the three months ended September 30, 2012. Our analyses resulted in OTTI charges related to credit on TRAP 2007-XII C1 and TPREF Funding II in the amount of $479 thousand and $1 thousand, respectively, during the three months ended September 30, 2012, compared to OTTI charges related to credit on TPREF Funding II in the amount of $43 thousand during the third quarter of 2011. The OTTI charge on TRAP 2007-XII C1 was caused by the deferral of interest payments by a large issuer in the deal which has eroded the credit support below the tranche we own.  This adverse credit development impacts the amount and timing of expected cash flows to the tranche, resulting in the recognition of OTTI. In the first quarter of 2012 we recognized OTTI charges related to credit on MMCF Funding XVIII in the amount of $2 thousand, and in the second quarter of 2012 we recognized OTTI charges related to credit on TRAP 2007-XII C1 in the amount of $235 thousand.

The following table presents a roll-forward of the credit losses for the trust preferred securities and the residential collateralized mortgage obligation recognized in earnings for the nine months ended September 30, 2012 and 2011 (in thousands):

	2012	2011

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,277	$8,002
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	717	113
Reductions due to realized losses	(25)	(28)
Amount of cumulative other-than-temporary impairment related to credit loss as of September 30	$8,969	$8,087

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2012 and December 31, 2011:

		Non-covered Loans
	Covered	HarVest	Other	Total	Covered	Non-covered	Total
	Loans (1)	Loans (2)	Loans	Loans	Loans (1)	Loans	Loans
	September 30, 2012				December 31, 2011
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,276	$17,067	$77,731	$99,074	$4,854	$82,450	$87,304
Commercial real estate - non-owner-occupied	11,965	11,233	107,307	130,505	11,243	117,059	128,302
Secured by farmland	-	-	1,486	1,486	-	1,506	1,506
Construction and land loans	1,244	5,500	54,647	61,391	2,883	39,565	42,448
Residential 1-4 family	22,038	13,709	47,330	83,077	25,307	49,288	74,595
Multi- family residential	621	736	18,358	19,715	629	19,553	20,182
Home equity lines of credit	33,288	1,991	6,925	42,204	35,442	9,040	44,482
Total real estate loans	73,432	50,236	313,784	437,452	80,358	318,461	398,819

Commercial loans	3,058	7,098	89,413	99,569	2,122	89,939	92,061
Consumer loans	104	18	1,626	1,748	108	1,868	1,976
Gross loans	76,594	57,352	404,823	538,769	82,588	410,268	492,856

Less deferred fees on loans	6	(5)	(1,001)	(1,000)	-	(1,088)	(1,088)
Loans, net of deferred fees	$76,600	$57,347	$403,822	$537,769	$82,588	$409,180	$491,768

(1) Covered Loans are loans acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement.
(2) HarVest Loans are loans acquired in the HarVest transaction and are not covered under an FDIC loss-share agreement.

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.” Non-covered loans included $57.3 million of loans acquired in the HarVest acquisition.

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

Impaired loans were as follows (in thousands):

September 30, 2012	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated (3)	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$132	$-	$2,032	$-	$2,164	$-
Commercial real estate - non-owner occupied (2)	2,321	-	1,714	-	4,035	-
Construction and land development	1,091	-	4,518	-	5,609	-
Commercial loans	208	-	5,550	-	5,758	-
Residential 1-4 family	1,162	-	9,946	-	11,108	-
Other consumer loans	-	-	-	-	-	-

Total	$4,914	$-	$23,760	$-	$28,674	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$277	$75	$277	$75
Commercial real estate - non-owner occupied (2)	-	-	1,181	200	1,181	200
Construction and land development	-	-	1,975	300	1,975	300
Commercial loans	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,433	$575	$3,433	$575
Grand total	$4,914	$-	$27,193	$575	$32,107	$575

(1) Recorded investment is after cumulative prior charge offs of $5.9 million. These loans also have aggregate SBA guarantees of $2.6 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment through earnings and may concurrently record a charge off to the allowance for loan losses.

December 31, 2011	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated (3)	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$235	$-	$4,739	$-	$4,974	$-
Commercial real estate - non-owner occupied (2)	1,831	-	3,294	-	5,125	-
Construction and land development	1,062	-	4,825	-	5,887	-
Commercial loans	213	-	10,704	-	10,917	-
Residential 1-4 family	1,355	-	375	-	1,730	-
Other consumer loans	-	-	-	-	-	-

Total	$4,696	$-	$23,937	$-	$28,633	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-
Construction and land development	-	-	1,765	989	1,765	989
Commercial loans	-	-	452	50	452	50
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$2,217	$1,039	$2,217	$1,039
Grand total	$4,696	$-	$26,154	$1,039	$30,850	$1,039

(1) Recorded investment is after cumulative prior charge offs of $5.6 million. These loans also have aggregate SBA guarantees of $2.5 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment through earnings and may concurrently record a charge off to the allowance for loan losses.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the nine months ended September 30, 2012 and 2011 (in thousands):

Nine months ended September 30, 2012
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$135	$14	$203	$-	$338	$14
Commercial real estate - non-owner occupied (1)	2,194	55	2,113	17	4,307	72
Construction and land development	1,085	76	3,410	50	4,495	126
Commercial loans	210	17	3,657	111	3,867	128
Residential 1-4 family	1,164	19	2,001	31	3,165	50
Other consumer loans	-	-	-	-	-	-

Total	$4,788	$181	$11,384	$209	$16,172	$390

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$286	$16	$286	$16
Commercial real estate - non-owner occupied (1)	-	-	1,435	78	1,435	78
Construction and land development	-	-	2,179	87	2,179	87
Commercial loans	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,900	$181	$3,900	$181
Grand total	$4,788	$181	$15,284	$390	$20,072	$571

(1) Includes loans secured by farmland and multi-family residential loans.

Nine months ended September 30, 2011
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$172	$14	$2,403	$102	$2,575	$116
Commercial real estate - non-owner occupied (1)	1,774	64	3,457	134	5,231	198
Construction and land development	737	77	3,140	141	3,877	218
Commercial loans	217	17	4,314	179	4,531	196
Residential 1-4 family	517	4	431	11	948	15
Other consumer loans	-	-	-	-	-	-

Total	$3,417	$176	$13,745	$567	$17,162	$743

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	1,796	60	1,796	60
Commercial loans	-	-	994	54	994	54
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$2,790	$114	$2,790	$114
Grand total	$3,417	$176	$16,535	$681	$19,952	$857

(1) Includes loans secured by farmland and multi-family residential loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still accruing by class of loans as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Covered Loans		Non-covered Loans		Total Loans
		Loans Past Due		Loans Past Due		Loans Past Due
	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More
	Loans	Still on Accrual	Loans	Still on Accrual	Loans	Still on Accrual
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	2,168	-	625	-	2,793	-
Construction and land development	57	-	1,544	-	1,601	-
Commercial loans	-	-	4,610	-	4,610	-
Residential 1-4 family	1,162	-	320	-	1,482	-
Other consumer loans	-	2	-	-	-	2

Total	$3,387	$2	$7,099	$-	$10,486	$2

December 31, 2011	Covered Loans		Non-covered Loans		Total Loans
		Loans Past Due		Loans Past Due		Loans Past Due
	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More
	Loans	Still on Accrual	Loans	Still on Accrual	Loans	Still on Accrual
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	1,985	136	625	-	2,610	136
Construction and land development	-	-	1,087	-	1,087	-
Commercial loans	-	-	2,772	-	2,772	-
Residential 1-4 family	1,355	-	57	32	1,412	32
Other consumer loans	-	-	-	-	-	-

Total	$3,340	$136	$4,541	$32	$7,881	$168

(1) Includes loans secured by farmland and multi-family residential loans.

Non-covered nonaccrual loans include SBA guaranteed loans with a carrying amount totaling $2.6 million and $2.5 million at September 30, 2012 and December 31, 2011, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$845	$-	$-	$845	$-	$3,431	$4,276
Commercial real estate - non-owner occupied (1)	4,287	-	-	4,287	2,168	6,131	12,586
Construction and land development	81	-	-	81	57	1,106	1,244
Commercial loans	-	-	-	-	-	3,058	3,058
Residential 1-4 family	635	187	-	822	1,162	53,342	55,326
Other consumer loans	-	1	2	3	-	101	104

Total	$5,848	$188	$2	$6,038	$3,387	$67,169	$76,594

Non-covered loans:
Commercial real estate - owner occupied	$8,353	$403	$-	$8,756	$-	$86,042	$94,798
Commercial real estate - non-owner occupied (1)	204	524	-	728	625	137,767	139,120
Construction and land development	27	1,425	-	1,452	1,544	57,151	60,147
Commercial loans	974	438	-	1,412	4,610	90,489	96,511
Residential 1-4 family	4,241	4,465	-	8,706	320	60,929	69,955
Other consumer loans	1	2	-	3	-	1,641	1,644

Total	$13,800	$7,257	$-	$21,057	$7,099	$434,019	$462,175

Total loans:
Commercial real estate - owner occupied	$9,198	$403	$-	$9,601	$-	$89,473	$99,074
Commercial real estate - non-owner occupied (1)	4,491	524	-	5,015	2,793	143,898	151,706
Construction and land development	108	1,425	-	1,533	1,601	58,257	61,391
Commercial loans	974	438	-	1,412	4,610	93,547	99,569
Residential 1-4 family	4,876	4,652	-	9,528	1,482	114,271	125,281
Other consumer loans	1	3	2	6	-	1,742	1,748

Total	$19,648	$7,445	$2	$27,095	$10,486	$501,188	$538,769

December 31, 2011	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$303	$-	$303	$-	$4,551	$4,854
Commercial real estate - non-owner occupied (1)	-	-	136	136	1,985	9,751	11,872
Construction and land development	-	-	-	-	-	2,883	2,883
Commercial loans	-	-	-	-	-	2,122	2,122
Residential 1-4 family	269	16	-	285	1,355	59,109	60,749
Other consumer loans	5	-	-	5	-	103	108

Total	$274	$319	$136	$729	$3,340	$78,519	$82,588

Non-covered loans:
Commercial real estate - owner occupied	$847	$-	$-	$847	$-	$81,603	$82,450
Commercial real estate - non-owner occupied (1)	140	-	-	140	625	137,353	138,118
Construction and land development	290	39	-	329	1,087	38,149	39,565
Commercial loans	1,022	585	-	1,607	2,772	85,560	89,939
Residential 1-4 family	953	840	32	1,825	57	56,446	58,328
Other consumer loans	2	-	-	2	-	1,866	1,868

Total	$3,254	$1,464	$32	$4,750	$4,541	$400,977	$410,268

Total loans:
Commercial real estate - owner occupied	$847	$303	$-	$1,150	$-	$86,154	$87,304
Commercial real estate - non-owner occupied (1)	140	-	136	276	2,610	147,104	149,990
Construction and land development	290	39	-	329	1,087	41,032	42,448
Commercial loans	1,022	585	-	1,607	2,772	87,682	92,061
Residential 1-4 family	1,222	856	32	2,110	1,412	115,555	119,077
Other consumer loans	7	-	-	7	-	1,969	1,976

Total	$3,528	$1,783	$168	$5,479	$7,881	$479,496	$492,856

(1) Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for loan and lease losses for the nine months ended September 30, 2012 and 2011 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Nine months ended September 30, 2012	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295
Charge offs	-	(1,081)	(1,618)	(1,378)	(522)	(6)	-	(4,605)
Recoveries	-	262	10	322	16	6	-	616
Provision	186	1,111	1,639	1,225	215	(7)	236	4,605
Ending balance	$813	$1,303	$1,398	$2,396	$730	$35	$236	$6,911

Nine months ended September 30, 2011
Allowance for loan losses:
Beginning balance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599
Charge offs	(63)	(950)	(7)	(1,867)	(1,927)	(6)	-	(4,820)
Recoveries	3	6	6	127	23	3	-	168
Provision	197	566	928	1,573	1,802	21	53	5,140
Ending balance	$699	$887	$1,253	$2,258	$897	$27	$66	$6,087

(1) Includes loans secured by farmland and multi-family residential loans.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
September 30, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$75	$200	$300	$-	$-	$-	$-	$575
Collectively evaluated for impairment	738	1,103	1,098	2,396	730	35	236	6,336
Total ending allowance	$813	$1,303	$1,398	$2,396	$730	$35	$236	$6,911

Loans:
Individually evaluated for impairment	$2,309	$2,895	$6,493	$5,550	$9,946	$-	$-	$27,193
Collectively evaluated for impairment	92,489	136,225	53,654	90,961	60,009	1,644	-	434,982
Total ending loan balances	$94,798	$139,120	$60,147	$96,511	$69,955	$1,644	$-	$462,175

December 31, 2011
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$989	$50	$-	$-	$-	$1,039
Collectively evaluated for impairment	627	1,011	378	2,177	1,021	42	-	5,256
Total ending allowance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295

Loans:
Individually evaluated for impairment	$4,739	$3,294	$6,590	$11,156	$375	$-	$-	$26,154
Collectively evaluated for impairment	77,711	134,824	32,975	78,783	57,953	1,868	-	384,114
Total ending loan balances	$82,450	$138,118	$39,565	$89,939	$58,328	$1,868	$-	$410,268

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

During the nine months ended September 30, 2012, we modified four loans in troubled debt restructurings with unpaid principal balances totaling $4.3 million as follows:

Residential 1-4 Family Mortgage	3 loans	$2.8 million
Construction and Land Loans	1 loan	$1.5 million

All of these loans were restructured by reducing the interest rates and modifying other terms.

Two of the residential loans with unpaid principal balances of $195 thousand were thirty days past due as of September 30, 2012.   The other two loans are paying in accordance with their modified terms.  There is no additional commitment to lend to these four borrowers.

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

As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

September 30, 2012	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$132	$4,144	$4,276	$1,388	$2,309	$91,101	$94,798	$3,829	$95,245	$99,074
Commercial real estate - non-owner occupied (2)	2,321	10,265	12,586	-	2,895	136,225	139,120	5,216	146,490	151,706
Construction and land development	1,091	153	1,244	-	6,493	53,654	60,147	7,584	53,807	61,391
Commercial loans	208	2,850	3,058	33	5,550	90,928	96,511	5,791	93,778	99,569
Residential 1-4 family	1,162	54,164	55,326	-	9,946	60,009	69,955	11,108	114,173	125,281
Other consumer loans	-	104	104	-	-	1,644	1,644	-	1,748	1,748

Total	$4,914	$71,680	$76,594	$1,421	$27,193	$433,561	$462,175	$33,528	$505,241	$538,769

December 31, 2011	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$235	$4,619	$4,854	$1,404	$4,739	$76,307	$82,450	$6,378	$80,926	$87,304
Commercial real estate - non-owner occupied (2)	1,831	10,041	11,872	-	3,294	134,824	138,118	5,125	144,865	149,990
Construction and land development	1,062	1,821	2,883	-	6,590	32,975	39,565	7,652	34,796	42,448
Commercial loans	213	1,909	2,122	33	11,156	78,750	89,939	11,402	80,659	92,061
Residential 1-4 family	1,355	59,394	60,749	40	375	57,913	58,328	1,770	117,307	119,077
Other consumer loans		108	108	-	-	1,868	1,868	-	1,976	1,976

Total	$4,696	$77,892	$82,588	$1,477	$26,154	$382,637	$410,268	$32,327	$460,529	$492,856

(1)	Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes SBA guarantees of $2.6 million and $2.5 million as of September 30, 2012 and December 31, 2011, respectively.

5.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

SNBV is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by SNBV to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $10.2 million and $6.5 million as of September 30, 2012 and December 31, 2011, respectively.

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

At September 30, 2012 and December 31, 2011, we had unfunded lines of credit and undisbursed construction loan funds totaling $91.7 million and $106.6 million, respectively.  Our approved loan commitments were $1.2 million at September 30, 2012 and $690 thousand at December 31, 2011, respectively.

6.     EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):
		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2012
Basic EPS	$1,208	11,590	$0.10
Effect of dilutive stock options and warrants	-	7	-
Diluted EPS	$1,208	11,597	$0.10

For the three months ended September 30, 2011
Basic EPS (as restated)	$1,409	11,590	$0.12
Effect of dilutive stock options and warrants	-	1	-
Diluted EPS (as restated)	$1,409	11,591	$0.12

For the nine months ended September 30, 2012
Basic EPS	$5,266	11,590	$0.45
Effect of dilutive stock options and warrants	-	4	-
Diluted EPS	$5,266	11,594	$0.45

For the nine months ended September 30, 2011
Basic EPS (as restated)	$4,146	11,590	$0.36
Effect of dilutive stock options and warrants	-	2	-
Diluted EPS (as restated)	$4,146	11,592	$0.36

There were 498,247 and 501,438 anti-dilutive options and warrants for the three and nine months ended September 30, 2012, respectively because these options and warrants have exercise prices that are greater than the average market price of our common stock for the periods presented. Anti-dilutive options and warrants totaled 559,209 and 558,120 for the three and nine months ended September 30, 2011, respectively.

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

Securities Available for Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.  Level 2 securities would include U. S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  Currently, Southern National has no available-for-sale debt securities.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
FHLMC preferred stock	$49	$49	$-	$-
Total available-for-sale securities	$49	$49	$-	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$9,837	$-	$9,837	$-
FHLMC preferred stock	68	68	-	-
Total available-for-sale securities	$9,905	$68	$9,837	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 9.86% to 13.84%.   Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the three months ended September 30, 2012.  The assumptions used in the analysis included a 5.8% prepayment speed, 7.6% default rate, a 55% loss severity and an accounting yield of 2.68%.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by appraisals or other valuation which is then adjusted for the cost related to liquidation of the collateral.  Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $27.2 million (including SBA guarantees of $2.6 million and HarVest loans of $1.9 million) as of September 30, 2012 with an allocated allowance for loan losses totaling $575 thousand compared to a carrying amount of $26.2 million (including SBA guarantees of $2.5 million) with an allocated allowance for loan losses totaling $1.0 million at December 31, 2011.  Charge-offs related to the impaired loans at September 30, 2012 totaled $963 thousand and $2.6 million for the three and nine months ended September 30, 2012, respectively, compared to $1.5 million and $4.2 million for the three and nine months ended September 30, 2011, respectively.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell.  OREO is further evaluated quarterly for any additional impairment.  Fair value is classified as Level 3 in the fair value hierarchy.  At September 30, 2012, the total amount of OREO was $13.5 million, of which $12.8 million was non-covered (including $744 thousand acquired from HarVest) and $636 thousand was covered.

At December 31, 2011, the total amount of OREO was $14.3 million, of which $13.6 million was non-covered and $636 thousand was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Trust preferred securities, held to maturity	$478			$478
Impaired non-covered loans:
Commercial real estate - owner occupied	2,234			2,234
Commercial real estate - non-owner occupied (1)	2,695			2,695
Construction and land development	6,193			6,193
Commercial loans	5,550			5,550
Residential 1-4 family	9,946			9,946
Impaired covered loans:
Commercial real estate - owner occupied	132			132
Commercial real estate - non-owner occupied (1)	2,321			2,321
Construction and land development	1,091			1,091
Commercial loans	208			208
Residential 1-4 family	1,162			1,162
Non-covered other real estate owned:
Commercial real estate - owner occupied	746			746
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	5,515			5,515
Residential 1-4 family	5,213			5,213
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial	79			79

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Trust preferred securities, held to maturity	$32			$32
Impaired non-covered loans:
Commercial real estate - owner occupied	4,739			4,739
Commercial real estate - non-owner occupied (1)	3,294			3,294
Construction and land development	5,601			5,601
Commercial loans	11,106			11,106
Residential 1-4 family	375			375
Impaired covered loans:
Commercial real estate - owner occupied	235			235
Commercial real estate - non-owner occupied (1)	1,831			1,831
Construction and land development	1,062			1,062
Commercial loans	213			213
Residential 1-4 family	1,355			1,355
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,414			1,414
Commercial real estate - non-owner occupied (1)	1,519			1,519
Construction and land development	4,614			4,614
Residential 1-4 family	6,073			6,073
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial	79			79

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		September 30, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$22,288	$22,288	$5,035	$5,035
Securities available for sale	See previous table	49	49	9,905	9,905
Securities held to maturity	Level 2 & Level 3	80,496	81,609	35,075	34,464
Stock in Federal Reserve Bank and Federal
Home Loan Bank	n/a	6,190	n/a	6,653	n/a
Net non-covered loans	Level 3	454,258	453,600	402,885	400,777
Net covered loans	Level 3	76,600	76,474	82,588	82,079
Accrued interest receivable	Level 3	2,623	2,623	2,118	2,118
FDIC indemnification asset	Level 3	7,006	7,006	7,537	7,537
Financial liabilities:
Deposits:
Demand deposits	Level 3	63,616	63,616	50,079	50,079
Money market and savings accounts	Level 3	176,367	176,367	155,232	155,232
Certificates of deposit	Level 3	297,268	300,044	255,784	258,928
Securities sold under agreements to
repurchase and other short-term borrowings	Level 3	32,713	32,713	17,736	17,736
FHLB advances	Level 3	30,250	31,531	30,000	31,293
Accrued interest payable	Level 3	330	330	363	363

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

8.     CORRECTION OF ERRORS RELATED TO PURCHASE ACCOUNTING

In December 2009, we acquired Greater Atlantic Bank from the FDIC.  We subsequently identified errors in the purchase accounting related to that acquisition.  We had utilized the services of a valuation consultant to assist with the identification and estimation of the fair value of the assets acquired and liabilities assumed.   As disclosed in our 2011 Annual Report on Form 10-K, we have restated our financial statements for year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.

The most significant error was that a redundant credit loss assumption was applied to the acquired residential and home equity loan portfolios for purposes of calculating the expected credit losses for these portfolios recoverable from the FDIC.  This error resulted in an overstatement of the FDIC indemnification asset.   The correction of the error resulted in the removal of the gain of $11.2 million reported in our 2009 consolidated statement of operations, as well as adjustments to other amounts originally reported in 2009.  We engaged an advisor to assist with calculating the correct initial fair value of the indemnification asset; accretion of the acquired loan discount; calculation of estimated amounts due back to the FDIC in the event that losses do not achieve a specified level (the clawback liability); and other purchase accounting adjustments. Correcting the 2009 purchase accounting entries required adjustments to certain as reported amounts as of and for the three and nine months ended September 30, 2011.

Notes (a) through (f) below describe the restatement adjustments to the consolidated balance sheets as of September 30, 2011, and the consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the three and nine months ended September 30, 2011  presented in the following tables.

(a)	Correct the carrying value of the FDIC indemnification asset as of September 30, 2011.

(b)
Correct the accretion amounts for the accretable discount on the acquired loans. On the statement of cash flows as reported, the accretion of the loan discount was previously presented as loan originations and payments, net within investing activities. Reclassifications between covered loans, other assets and goodwill of approximately $500 thousand are reflected as adjustments to the balance sheet presentation in this footnote as of September 30, 2011 as compared to the summarized presentation included in the unaudited quarterly financial information footnote in our 2011 Form 10-K.

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
	September 30, 2011
	As Previously
	Reported	As Restated	Adjustment
	(dollars in thousands)
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,432	$2,432	$-
Interest-bearing deposits in other financial institutions	4,625	4,625	-
Total cash and cash equivalents	7,057	7,057	-

Securities available for sale, at fair value	10,438	10,438	-

Securities held to maturity, at amortized cost
(fair value of $38,097)	38,354	38,354	-

Covered loans	80,398	84,567	4,169	b
Non-covered loans	396,494	396,494	-
Total loans	476,892	481,061	4,169
Less allowance for loan losses	(6,087)	(6,087)	-
Net loans	470,805	474,974	4,169

Stock in Federal Reserve Bank and Federal Home Loan Bank	7,356	7,356	-
Bank premises and equipment, net	4,700	4,700	-
Goodwill	8,713	8,723	10	e
Core deposit intangibles, net	2,225	2,225	-
FDIC indemnification asset	18,226	7,580	(10,646	) a
Bank-owned life insurance	14,435	14,435	-
Other real estate owned	13,097	13,097	-
Deferred tax assets, net	4,440	6,963	2,523	d
Other assets	5,532	5,522	(10	) b/d
			-
Total assets	$605,378	$601,424	(3,954)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$31,791	$31,791	$-
Interest-bearing deposits:
NOW accounts	16,310	16,310	-
Money market accounts	140,781	140,781	-
Savings accounts	6,335	6,335	-
Time deposits	212,765	212,765	-
Total interest-bearing deposits	376,191	376,191	-
Total deposits	407,982	407,982	-

Securities sold under agreements to repurchase and other
short-term borrowings	19,452	19,452	-
Federal Home Loan Bank (FHLB) advances	72,500	72,500	-
Other liabilities	2,377	2,794	417	c
Total liabilities	502,311	502,728	417

Commitments and contingencies (see note 15)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares;
no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares;
issued and outstanding, 11,590,212 shares at September 30, 2011	116	116	-
Additional paid in capital	96,598	96,598	-
Retained earnings	9,588	5,217	(4,371)
Accumulated other comprehensive loss	(3,235)	(3,235)	-
Total stockholders’ equity	103,067	98,696	(4,371)

Total liabilities and stockholders’ equity	$605,378	$601,424	$(3,954)

	Impact on Consolidated Statements of Income and Comprehensive Income				Impact on Consolidated Statements of Income and Comprehensive Income
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2011				September 30, 2011
	As Previously				As Previously
	Reported	As Restated	Adjustment		Reported	As Restated	Adjustment
	(dollars in thousands)				(dollars in thousands)
	(Unaudited)				(Unaudited)
Interest and dividend income :
Interest and fees on loans	$7,871	$8,165	$294	b	$22,202	$23,255	$1,053	b
Interest and dividends on taxable securities	457	457	-		1,495	1,495	-
Interest and dividends on other earning assets	66	66	-		169	169	-
Total interest and dividend income	8,394	8,688	294		23,866	24,919	1,053
Interest expense:
Interest on deposits	1,217	1,217	-		3,744	3,744	-
Interest on borrowings	272	272	-		857	857	-
Total interest expense	1,489	1,489	-		4,601	4,601	-

Net interest income	6,905	7,199	294		19,265	20,318	1,053

Provision for loan losses	1,550	1,550	-		5,140	5,140	-
Net interest income after provision
for loan losses	5,355	5,649	294		14,125	15,178	1,053

Noninterest income:
Account maintenance and deposit service fees	218	218	-		636	636	-
Income from bank-owned life insurance	129	129	-		1,196	1,196	-
Net loss on other assets	-	-	-		(147)	(147)	-
Total other-than-temporary impairment losses (OTTI)	(43)	(43)	-		(113)	(113)	-
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	-		-	-	-
Net credit related OTTI recognized in earnings	(43)	(43)	-		(113)	(113)	-
Other	62	62	-		151	151	-

Total noninterest income	366	366	-		1,723	1,723	-

Noninterest expenses:
Salaries and benefits	1,759	1,759	-		5,066	5,066	-
Occupancy expenses	573	573	-		1,667	1,667	-
Furniture and equipment expenses	140	140	-		406	406	-
Amortization of core deposit intangible	230	230	-		690	690	-
Virginia franchise tax expense	171	171	-		514	514	-
FDIC assessment	125	125	-		397	397	-
Data processing expense	126	126	-		400	400	-
Telephone and communication expense	101	101	-		289	289	-
Change in FDIC indemnification asset	(140)	(13)	127	a	(490)	(85)	405	a
Other operating expenses	695	702	7	c	1,788	1,809	21	c
Total noninterest expenses	3,780	3,914	134		10,727	11,153	426
Income before income taxes	1,941	2,101	160		5,121	5,748	627
Income tax expense	638	692	54	d	1,387	1,602	215	d
Net income	$1,303	$1,409	$106		$3,734	$4,146	$412
Other comprehensive income (loss):
Unrealized gain on available for sale securities	$(30)	$(30)	$-		$167	$167	$-
Realized amount on securities sold, net	-	-	-		-	-	-
Non-credit component of other-than-temporary impairment on held-to-maturity securities	(70)	(70)	-		26	26	-
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for sale	(27)	(27)	-		(44)	(44)	-
Net unrealized gain (loss)	(127)	(127)	-		149	149	-
Tax effect	(44)	(44)	-		50	50	-
Other comprehensive income (loss):	(83)	(83)	-		99	99	-
Comprehensive income	$1,220	$1,326	$106		$3,833	$4,245	$412
Earnings per share, basic and diluted	$0.11	$0.12	$0.01		$0.32	$0.36	$0.04

	Impact on Consolidated Statements
	of Changes in Stockholders’ Equity
	As Previously
	Reported	As Restated	Adjustment
	(dollars in thousands)
	(Unaudited)
Balance - December 31, 2010	$99,114	$94,331	$(4,783)
Comprehensive income:
Net income	3,734	4,146	412
Change in unrealized loss on securities available for sale (net of tax, $57)	110	110	-
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $7 and accretion, $44 and amounts recorded into other ”comprehensive income at transfer)	(11)	(11)	-
Total comprehensive income	3,833	4,245	412
Stock-based compensation expense	120	120	-

Balance - September 30, 2011	$103,067	$98,696	$(4,371)

	Impact on Consolidated Statements Cash Flows
	For the Nine Months Ended
	September 30, 2011
	As Previously
	Reported	As Restated	Adjustment
	(dollars in thousands)
	(Unaudited)
Operating activities:
Net income	$3,734	$4,146	$412
Adjustments to reconcile net income (loss) to net cash and
cash equivalents provided by operating activities:
Depreciation	393	393	-
Amortization of core deposit intangible	690	690	-
Other amortization, net	(1)	(1)	-
Accretion of loan discount	-	(2,552)	(2,552	) b
Decrease (increase) in FDIC indemnification asset	(490)	(85)	405	a
Provision for loan losses	5,140	5,140	-
Earnings on bank-owned life insurance	(396)	(396)	-
Stock based compensation expense	120	120	-
Impairment on securities	113	113	-
Net loss on other real estate owned	147	147	-
Net (increase) decrease in other assets	1,318	501	(817	) d
Net increase (decrease) in other liabilities	549	549	-
Net cash and cash equivalents provided by operating activities	11,317	8,765	(2,552)
Investing activities:
Proceeds from paydowns, maturities and calls of securities available for sale	763	763	-
Proceeds from paydowns, maturities and calls of securities held to maturity	6,632	6,632	-
Loan originations and payments, net	(31,666)	(29,114)	2,552	b
Net (increase) decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	(1,006)	(1,006)	-
Proceeds from sale of other real estate owned	854	854	-
Payments received on FDIC indemnification asset	800	800	-
Purchases of bank premises and equipment	(434)	(434)	-
Net cash and cash equivalents used in investing activities	(24,057)	(21,505)	2,552
Financing activities:
Net increase in deposits	(22,992)	(22,992)	-
Proceeds from Federal Home Loan Bank advances	37,500	37,500	-
Net increase (decrease) in securities sold under agreement to repurchase and			-
other short-term borrowings	(4,456)	(4,456)	-
Net cash and cash equivalents provided by financing activities	10,052	10,052	-
Decrease in cash and cash equivalents	(2,688)	(2,688)	-
Cash and cash equivalents at beginning of period	9,745	9,745	-
Cash and cash equivalents at end of period	$7,057	$7,057	$-
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$4,706	$4,706	-
Income taxes	855	855	-
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	9,477	9,477	-
Transfer from covered loans to other real estate owned	82	82	-

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

A valuation of the acquired loans and core deposit intangible was performed with the assistance of a third-party valuation consultant.  The unpaid principal balance and fair value of performing loans was $67.4 million and $63.0 million, respectively.  The discount of $4.4 million will be accreted through interest income over the life of the loans in accordance with Accounting Standards Codification (ASC) topic 310-20.  The unpaid principal balance and estimated fair value of acquired and retained non-performing loans was $5.3 million and $1.9 million, respectively.  In accordance with ASC 310-30, the discount of $3.4 million for these credit impaired loans will not be accreted.

Because HarVest was a distressed financial institution that was seized by the FDIC, certain historical operating information is not available to us and the preparation of pro forma operating disclosures is not practicable.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV.  This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2011.  Results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results that may be attained for any other period.

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

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“Southern National”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations.  Sonabank has 15 branches in Virginia, located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Middleburg, Leesburg (2), South Riding, Front Royal, New Market, Richmond, Haymarket and Clifton Forge, and five branches in Maryland (four in Montgomery County and one in Frederick County).  We have administrative offices in Warrenton and an executive office in Georgetown, Washington, D.C where senior management is located.

As disclosed in our 2011 Annual Report on Form 10-K, Southern National restated its financial statements for the year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.  In December 2009, we acquired Greater Atlantic Bank from the FDIC.  We identified errors in the purchase accounting related to that acquisition.  All amounts for the three and nine months ended September 30, 2011 set forth in this Quarterly Report on Form 10-Q, as applicable, reflect the restatement of previously issued financial statements.

As previously announced Sonabank assumed substantially all of the deposits and liabilities and acquired substantially all of the assets of the HarVest Bank of Maryland from the FDIC as receiver. The acquisition included HarVest Bank’s branches in Bethesda, North Rockville, Germantown and Frederick. Adding the new branches to an existing branch in Rockville brings Sonabank’s total number of branches in Maryland to five, four of which are in Montgomery County. This was a strategic acquisition for Sonabank given the expansion into an affluent market. This was not simply a financial transaction but an opportunity to broaden and deepen our deposit base. HarVest’s branches have been integrated into the Sonabank branch system, and the core processing systems were succesfully merged in the third quarter of 2012.  Full details on the transaction are contained in an 8-K/A filed on July 13, 2012.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter and nine months ended September 30, 2012 was $1.2 million and $5.3 million compared to $1.4 million and $4.1 million during the third quarter and the first nine months of 2011.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $8.1 million in the quarter ended September 30, 2012 up from $7.2 million during the same period last year. The accretion of the discount on Greater Atlantic Bank’s loans contributed $674 thousand to third quarter 2012 net interest income compared to $786 thousand during the third quarter of 2011. The accretion of the discount on HarVest’s loans contributed $241 thousand in the third quarter of 2012. Average loans increased $55.6 million for the third quarter of 2012 compared to the quarter ended September 30, 2011, and the cost of funds decreased from 1.25% to 1.08%. Sonabank’s net interest margin was 5.14% in the third quarter of 2012 compared to 5.22% during the comparable quarter last year and 5.07% during the second quarter of 2012.

Net interest income was $23.6 million during the nine months ended September 30, 2012, compared to $20.3 million during the comparable period in the prior year. Average loans during the first nine months of 2012 were $523.2 million compared to $472.2 million during the same period last year. The Greater Atlantic Bank loan discount accretion contributed $2.9 million to net interest income during the first nine months of 2012, compared to $2.6 million during the nine months ended September 30, 2011. The loan discount accretion on the HarVest Bank portfolio contributed $412 thousand through the third quarter of 2012.  The net interest margin in the nine months ended September 30, 2012 was 5.26% compared to 5.08% for the same period last year.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Quarters Ended
	9/30/2012			9/30/2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$541,405	$9,008	6.62%	$485,773	$8,165	6.67%
Investment securities	69,802	490	2.81%	50,018	457	3.65%
Other earning assets	17,520	102	2.32%	11,370	66	2.30%

Total earning assets	628,727	9,600	6.07%	547,161	8,688	6.30%
Allowance for loan losses	(7,246)			(6,544)
Total non-earning assets	71,482			64,666
Total assets	$692,963			$605,283

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$19,460	13	0.27%	$15,578	11	0.27%
Money market accounts	167,313	333	0.79%	141,580	305	0.85%
Savings accounts	8,926	13	0.58%	6,092	9	0.58%
Time deposits	290,432	945	1.29%	228,414	892	1.55%
Total interest-bearing deposits	486,131	1,304	1.07%	391,664	1,217	1.23%
Borrowings	54,879	165	1.20%	81,616	272	1.32%
Total interest-bearing liabilities	541,010	1,469	1.08%	473,280	1,489	1.25%
Noninterest-bearing liabilities:
Demand deposits	44,117			30,766
Other liabilities	3,909			2,987
Total liabilities	589,036			507,033
Stockholders’ equity	103,927			98,250
Total liabilities and stockholders’
equity	$692,963			$605,283
Net interest income		8,131			$7,199
Interest rate spread			4.99%			5.05%
Net interest margin			5.14%			5.22%

(1) Includes loan fees in both interest income and the calculation of the yield on loans.
(2) Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest
	Analysis For the Nine Months Ended
	9/30/2012			9/30/2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$523,182	$26,387	6.74%	$472,222	$23,255	6.58%
Investment securities	59,976	1,401	3.11%	51,998	1,495	3.83%
Other earning assets	16,689	247	1.98%	10,676	169	2.12%

Total earning assets	599,847	28,035	6.24%	534,896	24,919	6.23%
Allowance for loan losses	(7,075)			(6,154)
Total non-earning assets	71,758			62,465
Total assets	$664,530			$591,207

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$18,431	46	0.33%	$15,560	31	0.27%
Money market accounts	159,859	959	0.80%	148,272	989	0.89%
Savings accounts	7,873	35	0.60%	5,874	26	0.60%
Time deposits	277,455	2,763	1.33%	225,999	2,698	1.60%
Total interest-bearing deposits	463,618	3,803	1.10%	395,705	3,744	1.26%
Borrowings	51,270	628	1.64%	64,563	857	1.77%
Total interest-bearing liabilities	514,888	4,431	1.15%	460,268	4,601	1.34%
Noninterest-bearing liabilities:
Demand deposits	40,986			31,347
Other liabilities	6,694			2,872
Total liabilities	562,568			494,487
Stockholders’ equity	101,962			96,720
Total liabilities and stockholders’
equity	$664,530			$591,207
Net interest income		$23,604			$20,318
Interest rate spread			5.09%			4.89%
Net interest margin			5.26%			5.08%

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

The provision for loan losses in the third quarter of 2012 was $1.8 million compared to $1.6 million in the third quarter of 2011. For the nine months ended September 30, 2012, the provision for loan losses was $4.6 million compared to $5.1 million for the same period last year.

Net charge-offs during the third quarter of 2012 were $1.6 million, compared to net charge-offs during the third quarter of 2011 of $1.5 million.

Net charge-offs during the nine months ended September 30, 2012 were $4.0 million compared to $4.7 million during the first nine months of 2011.

Noninterest Income

The following table presents the major categories of noninterest income for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended
	September 30,
	2012	2011	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$222	$218	$4
Income from bank-owned life insurance	148	129	19
Net gain on other real estate owned	24	-	24
Net gain on sale of available for sale securities	287	-	287
OTTI losses recognized in earnings	(480)	(43)	(437)
Other	63	62	1
Total noninterest income	$264	$366	$(102)

	For the Nine Months Ended
	September 30,
	2012	2011	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$624	$636	$(12)
Income from bank-owned life insurance	649	1,196	(547)
Bargain purchase gain on acquisition	3,484	-	3,484
Gain on sale of loans	657	-	657
Net loss on other real estate owned	(2,376)	(147)	(2,229)
Gain on other assets	14	-	14
Net gain on sale of available for sale securities	274	-	274
OTTI losses recognized in earnings	(717)	(113)	(604)
Other	198	151	47
Total noninterest income	$2,807	$1,723	$1,084

During the third quarter of 2012 Sonabank had noninterest income of $264 thousand compared to noninterest income of $366 thousand during the third quarter of 2011. The decline was primarily related to an OTTI charge on trust preferred securities in the amount of $480 thousand which was partially offset by a gain on the sale of SBA pooled securities in the amount of $287 thousand.

Noninterest income increased to $2.8 million in the first nine months of 2012 from $1.7 million in the first nine months of 2011. The increase resulted from the bargain purchase gain of $3.5 million from the HarVest transaction which was partially offset by the recognition of impairment in the values of five OREO properties in the Charlottesville market and one in the Culpeper market during the second quarter of 2012. In addition to the OTTI charge recognized in the third quarter of 2012, there was an OTTI of $235 thousand in one trust preferred security during the second quarter of 2012 compared to $38 thousand in OTTI charges during the second quarter of 2011. Also, during the first quarter of 2012 the bank sold the guaranteed portions of SBA loans and realized a $657 thousand gain. Income from bank owned life insurance (“BOLI”) contributed $649 thousand during the nine months ended September 30, 2012, compared to $1.2 million during  the nine months ended September 30, 2011. Both periods were affected by death benefits; however, the death benefit received in the 2011 period was $800 thousand as compared to $195 in the 2012 period.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended
	September 30,
	2012	2011	Change
		(As Restated)
	(dollars in thousands)
Salaries and benefits	$2,073	$1,759	$314
Occupancy expenses	753	573	180
Furniture and equipment expenses	149	140	9
Amortization of core deposit intangible	236	230	6
Virginia franchise tax expense	145	171	(26)
Merger expenses	11	-	11
FDIC assessment	146	125	21
Data processing expense	175	126	49
Telephone and communication expense	183	101	82
Change in FDIC indemnification asset	242	(13)	255
Other operating expenses	665	702	(37)
Total noninterest expense	$4,778	$3,914	$864

	For the Nine Months Ended
	September 30,
	2012	2011	Change
		(As Restated)
	(dollars in thousands)
Salaries and benefits	$5,868	$5,066	$802
Occupancy expenses	2,040	1,667	373
Furniture and equipment expenses	448	406	42
Amortization of core deposit intangible	694	690	4
Virginia franchise tax expense	436	514	(78)
Merger expenses	360	-	360
FDIC assessment	417	397	20
Data processing expense	474	400	74
Telephone and communication expense	418	289	129
Change in FDIC indemnification asset	481	(85)	566
Other operating expenses	2,417	1,809	608
Total noninterest expense	$14,053	$11,153	$2,900

Noninterest expenses were $4.8 million and $14.1 million during the third quarter and the first nine months of 2012, respectively, compared to $3.9 million and $11.2 million during the same periods in 2011.  Occupancy and furniture and equipment expenses were $902 thousand during the quarter compared to $713 thousand during the third quarter of 2011. $134 thousand of the increase resulted from operating five more branches this quarter, and $43 thousand was a result of expenses related to the HarVest administrative office on a lease which has now been terminated. As a result of recasting estimated recoveries under the FDIC indemnification agreement for the Greater Atlantic Bank acquisition in the second quarter of 2012, amortization expense was $242 thousand for the quarter ended September 30, 2012, compared to accretion of $13 thousand for the same period last year. Audit and consulting fees were $137 thousand during the third quarter of 2012 compared to $93 thousand during the same period in 2011.

Audit and consulting fees were $977 thousand during the nine months ended September 30, 2012, compared to $306 thousand during the same period in 2011. Occupancy and furniture and equipment expenses were $2.5 million during the nine months ended September 30, 2012, compared to $2.1 million during the same period in 2011. Of this increase, $213 thousand resulted from operating five additional branches this quarter, and $67 thousand was a result of expenses related to the HarVest administrative office on a lease which has now been terminated.  In addition, salaries and benefits expense has increased $802 thousand during the nine months ended September 30, 2012, compared to the same period in 2011 as a result of the additional branches.   Full-time equivalent employees have increased from 107 at September 30, 2011, to 138 at September 30, 2012. As a result of recasting estimated recoveries under the FDIC indemnification agreement in the second quarter of 2012, amortization expense was $481 thousand for the nine months ended September 30, 2012, compared to accretion of $85 thousand for the same period last year. The efficiency ratio was 55.03% during the nine months ended September 30, 2012, compared to 51.87% during the same period the prior year.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $708.3 million as of September 30, 2012 compared to $611.4 million as of December 31, 2011.  Net loans receivable increased from $491.8 million at the end of 2011 to $537.8 million at September 30, 2012. Within that total, covered loans declined by $6.0 million while the non-covered loan portfolio increased by $52.0 million. Non-covered loans included $57.3 million of loans acquired in the HarVest acquisition. We sold $5.7 million of SBA loans during the first quarter of 2012.

Total deposits were $537.3 million at September 30, 2012 compared to $461.1 million at December 31, 2011. We acquired deposits in the amount of $140.5 million in the HarVest transaction. Total time deposits were $297.3 million at September 30, 2012, compared to $255.8 million at December 31, 2011. We acquired time deposits totaling $ $107.6 million in the HarVest acquisition. Noninterest-bearing deposits were $43.1 million at September 30, 2012 and $32.6 million at December 31, 2011.

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

The following table summarizes the composition of our loan portfolio as of September 30, 2012 and December 31, 2011:

		Non-covered Loans
	Covered	HarVest	Other	Total	Covered	Non-covered	Total
	Loans (1)	Loans (2)	Loans	Loans	Loans (1)	Loans	Loans
	September 30, 2012				December 31, 2011
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,276	$17,067	$77,731	$99,074	$4,854	$82,450	$87,304
Commercial real estate - non-owner-occupied	11,965	11,233	107,307	130,505	11,243	117,059	128,302
Secured by farmland	-	-	1,486	1,486	-	1,506	1,506
Construction and land loans	1,244	5,500	54,647	61,391	2,883	39,565	42,448
Residential 1-4 family	22,038	13,709	47,330	83,077	25,307	49,288	74,595
Multi- family residential	621	736	18,358	19,715	629	19,553	20,182
Home equity lines of credit	33,288	1,991	6,925	42,204	35,442	9,040	44,482
Total real estate loans	73,432	50,236	313,784	437,452	80,358	318,461	398,819

Commercial loans	3,058	7,098	89,413	99,569	2,122	89,939	92,061
Consumer loans	104	18	1,626	1,748	108	1,868	1,976
Gross loans	76,594	57,352	404,823	538,769	82,588	410,268	492,856

Less deferred fees on loans	6	(5)	(1,001)	(1,000)	-	(1,088)	(1,088)
Loans, net of deferred fees	$76,600	$57,347	$403,822	$537,769	$82,588	$409,180	$491,768

(1) Covered Loans are loans acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement.
(2) HarVest Loans are loans acquired in the HarVest transaction and are not covered under an FDIC loss-share agreement.

As of September 30, 2012 and December 31, 2011, substantially all of our loans were to customers located in Virginia and Maryland.  We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Loan growth has been basically flat since the end of the year with the exception of the HarVest acquisition. In the Northern Virginia market, which is heavily dependent on defense spending and related government contracting, there is growing concern about the potential for sequestration. As a consequence, loan demand has been soft in Northern Virginia.

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

Non-covered Loans and Assets

Non-covered loans evaluated for impairment totaled $27.2 million with allocated allowance for loan losses in the amount of $575 thousand as of September 30, 2012, including $7.1 million of nonaccrual loans and $4.3 million of restructured loans. This compares to $26.2 million of impaired loans with allocated allowance for loan losses in the amount of $1.0 million at December 31, 2011, including $4.5 million of nonaccrual loans and $1.1 million of restructured loans. The nonaccrual loans included SBA guaranteed amounts of $2.6 million and $2.5 million at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012 there were no loans past due 90 days or more and accruing interest, compared to $32 thousand as of December 31, 2011.

Non-covered nonperforming assets increased from $18.2 million at December 31, 2011 to $19.9 million at September 30, 2012.

Non-covered OREO as of September 30, 2012 was $12.8 million compared to $13.6 million as of the end of the previous year. During the first nine months of 2012 we had two foreclosures in the amount of $2.0 million and OREO sales of $1.1 million. Non-covered OREO was comprised of residential lots in Culpeper,  Virginia, a horse facility, an estate in Charlottesville, three construction/land projects, a commercial property in southwest Virginia and three residential properties.

Sonabank has an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans.  The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at September 30, 2012.

The following table presents a comparison of non-covered nonperforming assets as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011

Nonaccrual loans	$7,099	$4,541
Loans past due 90 days and accruing interest	-	32
Total nonperforming loans	7,099	4,573
Other real estate owned	12,815	13,620
Total nonperforming assets	$19,914	$18,193

SBA guaranteed amounts included in nonaccrual loans	$2,590	$2,462

Allowance for loan losses to nonperforming loans	97.35%	137.66%
Allowance for loan losses to total non-covered loans	1.50%	1.54%
Nonperforming assets to total non-covered assets	3.16%	3.44%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	2.75%	2.98%
Nonperforming assets to total non-covered loans and OREO	4.20%	4.30%
Nonperforming assets excluding SBA guaranteed loans to total non-covered loans and OREO	3.65%	3.72%

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

During the nine months ended September 30, 2012, we modified four loans in troubled debt restructurings with unpaid principal balances totaling $4.3 million as follows:

Residential 1-4 Family Mortgage                             3 loans         $2.8 million
Construction and Land Loans                                  1 loan           $1.5 million

All of these loans were restructured by reducing the interest rates and modifying other terms.

Two of the residential loans with unpaid principal balances of $195 thousand were thirty days past due as of September 30, 2012.   The other two loans are paying in accordance with their modified terms.  There is no additional commitment to lend to these four borrowers.

Covered Loans and Assets

Covered loans identified as impaired totaled $4.9 million as of September 30, 2012 and $4.7 million at December 31, 2011. Nonaccrual loans were $3.4 million and $3.3 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and at December 31, 2011, there were loans past due 90 days or more and accruing interest in the amount of $2 thousand and $136 thousand, respectively.

Securities

Investment securities, available for sale and held to maturity, were $80.5 million at September 30, 2012 and $45.0 million at December 31, 2011.  In the second quarter of 2012, we acquired securities with a fair value of $38.4 million in the HarVest transaction, and we sold $11.3 million of those securities.  We retained mortgage-backed securities and collateralized mortgage obligations with a fair value of $27.1 million. We purchased $20.0 million of callable agency securities and $2.0 million of tax-exempt municipal securities during the third quarter of 2012.  We also sold $8.0 million of SBA pooled securities which resulted in a gain of $287 thousand during the quarter.

As of September 30, 2012 we owned pooled trust preferred securities as follows:

										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$6,904	$6,216	$4,211	$117,400	$296
MMCF III B	Senior Sub	A3	A-	Ba1	CC	435	426	254	37,000	9
						7,339	6,642	4,465		$305

										Cumulative	Cumulative
										Other Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	423	423	134,100	722	$355
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,107	55	55	202,705	759	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	83	214,000	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,070	27	166	96,682	352	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,138	473	426	84,000	1,004	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,175	30	641	249,100	586	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,113	117	472	86,150	816	1,180
						14,142	1,125	2,266		$4,246	$8,771

Total						$21,481	$7,767	$6,731

(1)  Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)  Pre-tax

Each of these securities has been evaluated for potential impairment.  In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to identify the most reflective estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary.

The analyses resulted in OTTI charges related to credit on two trust preferred securities (TRAP 2007-XII C1 and TPREF Funding II) in the amount of $480 thousand during the third quarter of 2012, compared to OTTI charges related to credit on the trust preferred securities totaling $43 thousand for three months ended September 30, 2011.  The OTTI charge on TRAP 2007-XII C1 was $479 thousand and was caused by the deferral of interest payments by a large issuer in the deal which has eroded the credit support below the tranche we own.  This adverse credit development impacts the amount and timing of expected cash flows to the tranche, resulting in the recognition of OTTI.

We also own a residential collateralized mortgage obligation which has been evaluated for potential impairment. We recorded no OTTI charges for credit on this security during the three and nine months ended September 30, 2012 and 2011.

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

We prepare a one-year cash flow report which forecasts weekly cash needs and availability for the first three months and monthly thereafter, based on forecasts of loan closings from our pipeline report and other factors.

During the three and nine months ended September 30, 2012, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 2012, we had $91.7 million of unfunded lines of credit and undisbursed construction loan funds. We had approved loan commitments of $1.2 million at September 30, 2012. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Southern National
Tier 1 risk-based capital ratio	$96,038	18.25%	$21,050	4.00%	$31,574	6.00%
Total risk-based capital ratio	102,605	19.50%	42,099	8.00%	52,624	10.00%
Leverage ratio	96,038	14.08%	27,275	4.00%	34,093	5.00%
Sonabank
Tier 1 risk-based capital ratio	$93,070	17.70%	$21,038	4.00%	$31,557	6.00%
Total risk-based capital ratio	99,633	18.94%	42,076	8.00%	52,595	10.00%
Leverage ratio	93,070	13.65%	27,263	4.00%	34,079	5.00%

December 31, 2011
Southern National
Tier 1 risk-based capital ratio	$90,718	19.37%	$18,738	4.00%	$28,107	6.00%
Total risk-based capital ratio	96,560	20.61%	37,476	8.00%	46,845	10.00%
Leverage ratio	90,718	14.89%	24,367	4.00%	30,459	5.00%
Sonabank
Tier 1 risk-based capital ratio	$87,176	18.62%	$18,729	4.00%	$28,094	6.00%
Total risk-based capital ratio	93,015	19.87%	37,459	8.00%	46,823	10.00%
Leverage ratio	87,176	14.31%	24,367	4.00%	30,459	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in MVPE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of September 30, 2012 and December 31, 2011, and all changes are within our ALM Policy guidelines:

	Sensitivity of Market Value of Portfolio Equity
	As of September 30, 2012

				Market Value of
Change in	Market Value of Portfolio Equity			Portfolio Equity as a % of
Interest Rates					Portfolio
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$84,846	$(16,560)	-16.33%	11.98%	81.56%
Up 300	88,700	(12,706)	-12.53%	12.52%	85.27%
Up 200	93,775	(7,631)	-7.53%	13.24%	90.15%
Up 100	97,824	(3,582)	-3.53%	13.81%	94.04%
Base	101,406	-	0.00%	14.32%	97.48%
Down 100	98,074	(3,332)	-3.29%	13.85%	94.28%
Down 200	97,327	(4,079)	-4.02%	13.74%	93.56%

	Sensitivity of Market Value of Portfolio Equity
	As of December 31, 2011

				Market Value of
Change in	Market Value of Portfolio Equity			Portfolio Equity as a % of
Interest Rates					Portfolio
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$94,069	$(6,103)	-6.09%	15.39%	94.97%
Up 300	95,562	(4,610)	-4.60%	15.63%	96.48%
Up 200	97,934	(2,238)	-2.23%	16.02%	98.87%
Up 100	98,965	(1,207)	-1.20%	16.19%	99.91%
Base	100,172	-	0.00%	16.38%	101.13%
Down 100	96,052	(4,120)	-4.11%	15.71%	96.97%
Down 200	94,524	(5,648)	-5.64%	15.46%	95.43%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2012 and December 31, 2011 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of September 30, 2012

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$31,440	$2,288	4.85%	0.35%
Up 300	30,899	1,747	4.77%	0.27%
Up 200	30,387	1,235	4.69%	0.19%
Up 100	29,780	628	4.60%	0.10%
Base	29,152	-	4.50%	0.00%
Down 100	29,501	349	4.56%	0.06%
Down 200	29,476	324	4.55%	0.05%

	Sensitivity of Net Interest Income
	As of December 31, 2011

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$28,323	$2,593	5.16%	0.46%
Up 300	27,654	1,924	5.04%	0.34%
Up 200	27,021	1,291	4.93%	0.23%
Up 100	26,286	556	4.80%	0.10%
Base	25,730	-	4.70%	0.00%
Down 100	26,408	678	4.82%	0.12%
Down 200	26,405	675	4.82%	0.12%

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

We utilize a third-party consultant to assist management with purchase accounting valuation matters and the related accounting.  We also utilize this consultant to assist management with the accounting for the FDIC indemnification asset and related accounting matters.  Internal controls over non-routine transactions include, but may not be limited to:

●	Reconciliation and review of data used by the third-party consultant to our internal systems and accounting records to ensure completeness and accuracy of the data.
●	The review and approval by management of the methods, assumptions and calculations performed by the valuation consultant related to the accounting for non-routine transactions.
●	The review and approval by the chief financial officer of all journal entries related to the accounting for non-routine transactions.
●	Oversight by management and the Audit Committee of the methods and assumptions used for the valuation of acquired assets and liabilities and the accounting conclusions reached related to non-routine transactions.
●	In-depth evaluation and approval of the credentials and expertise of third-party consultants prior to engagement.

During the second quarter of 2012, management engaged in two non-routine transactions against which we were able to apply and assess the implemented control activities, evaluate the design of the activities, and assess operating effectiveness.  The procedures and controls were subject to testing by internal audit and a report was provided to the Audit Committee.

During the third quarter of 2012 there was no material change in the accounting for prior non-routine transactions.  We continuously evaluate the design and operating effectiveness of our internal controls over the accounting for non-routine transactions.

For the quarter ending December 31, 2012 management will re-evaluate the accounting for the FDIC indemnification asset, the results of which will be subject to an internal audit with a report being made to the audit committee.

SNBV believes the processes and procedures that have been put in the place are properly designed and operating effectively to ensure the accuracy of the accounting for non-routine transactions based on the testing that has occurred and the review and observations by management through the quarter ended September 30, 2012.

PART II - OTHER INFORMATION

ITEM 1 –  LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  There are no other proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of September 30, 2012.

ITEM 1A – RISK FACTORS

As of September 30, 2012 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

November 8, 2012	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

November 8, 2012	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer