Form 10-K
period 2012-12-31
Southern National Bancorp of Virginia Inc
filed 2013-03-05
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission file number: 001-33037

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	20-1417448 (I.R.S. Employer Identification No.)

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
Yes ☐                        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b – 2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐             Accelerated filer    ☒                    Smaller reporting company    ☐

Non-accelerated filer    ☐  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐                          No    ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $79,577,783 based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of March 1, 2013 was 11,590,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in conjunction with the registrant’s 2013 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Annual Report on Form 10-K.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-K
INDEX

PART I

		Page

Item 1.	Business	6
Item 1A.	Risk Factors	33
Item 1B.	Unresolved Staff Comments	50
Item 2.	Properties	51
Item 3.	Legal Proceedings	52
Item 4.	Mine Safety Disclosures	53

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	53
Item 6.	Selected Financial Data	56
Item 7.	Management’s Discussion and Analysis
	Of Financial Condition and Results of Operations	57
Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	82
Item 8.	Financial Statements and
	Supplementary Data	83
Item 9.	Changes in and Disagreements with
	Accountants on Accounting and
	Financial Disclosure	134
Item 9A.	Controls and Procedures	134
Item 9B.	Other Information	135

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	136
Item 11.	Executive Compensation	136
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related Stockholder Matters	136
Item 13.	Certain Relationships and RelatedTransactions, and
	Director Independence	136
Item 14.	Principal Accounting Fees and Services	136

PART IV

Item 15.	Exhibits and Financial Statement Schedules	137

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
●
impairment concerns and risks related to our investment portfolio of collateralized mortgage obligations, agency mortgage-backed securities, obligations of states and political subdivisions and pooled trust preferred securities;

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

●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with lending activities;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

●	risks of mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
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

Forward-looking statements are not guarantees of performance or results and should not be relied upon as representing management’s views as of any subsequent date. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. These statements speak only as of the date of this Annual Report on Form 10-K (or an earlier date to the extent applicable). Except as required by applicable law, we undertake no obligation to update publicly these statements in light of new information or future events.

PART I

Item 1. – Business

Overview

Southern National Bancorp of Virginia, Inc. (“Southern National”, “SNBV”, “we” or “our”) is the bank holding company for Sonabank (“Sonabank” or the “Bank”) a Virginia state chartered bank which commenced operations on April 14, 2005. Sonabank conducts full-service community banking operations from locations in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Loudoun County (Middleburg, Leesburg (2), and South Riding), Front Royal, New Market, Richmond, Haymarket and Clifton Forge, and five branches in Maryland (four in Montgomery County and one in Frederick County) and maintains loan production offices in Richmond, Charlottesville, Warrenton and Fredericksburg. As of December 31, 2012, we reported, on a consolidated basis, total assets of $723.8 million, total loans, net of deferred fees, of $530.2 million, total deposits of $551.0 million and shareholders’ equity of $103.2 million.

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

Southern National filed a Form 8-K on February 7, 2012, disclosing that it would restate its financial statements for the year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.  We identified errors in the purchase accounting related to that acquisition.  The most significant adjustment involves the initial estimate of the FDIC indemnification asset.  The 2010 amounts and all quarterly amounts disclosed in the footnotes  to the financial statements set forth in this Annual Report on Form 10-K, as applicable, reflect the restatement of previously issued financial statements.

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

Effective April 27, 2012, Sonabank assumed substantially all of the deposits and liabilities and acquired substantially all of the assets of the HarVest Bank of Maryland from the FDIC as receiver. The acquisition included HarVest Bank’s branches in Bethesda, North Rockville, Germantown and Frederick. Adding the new branches to an existing branch in Rockville brings Sonabank’s total number of branches in Maryland to five, four of which are in Montgomery County. This was a strategic acquisition for Sonabank given the expansion into an affluent market. Full details on the transaction are contained in an 8-K/A filed on July 13, 2012.

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

●
Leverage Our Existing Foundation for Additional Growth. Based on our management’s depth of experience and certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective branch or bank acquisitions. We believe that the investments we have made in our data processing, risk management infrastructure, staff and branch network will be able to support a much larger asset base. We are committed, however, to control any additional growth in a manner designed to minimize the risk and to maintain strong capital ratios.

●
Continue to Pursue Selective Acquisition Opportunities. Historically, acquisitions have been a key part of our growth. Since our formation, we have completed the acquisition of HarVest Bank of Maryland on April 27, 2012, the acquisition of the Midlothian Branch in Richmond, Virginia on October 1, 2011, the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009, the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge branch of First Community Bancorp, Inc. in December of 2005. We intend to continue to review branch and whole bank acquisition opportunities, including possible acquisitions of failed financial institutions in FDIC assisted transactions, and will pursue these opportunities if they represent the most efficient use of our capital under the circumstances. We believe that we have demonstrated that we have the skill set and experience to acquire and integrate successfully both bank and branch acquisitions, and that with the strong capital position we have, we are well-positioned to take advantage of acquisition opportunities as they may arise. We intend to focus on targets in our market areas or other attractive areas with significant core deposits and/or a potential customer base compatible with our growth strategy.

●
De novo branch expansion.  In addition to our acquisition strategy, we plan to open de novo branches from time to time to fill in our existing footprint as we did in Middleburg in 2011and Haymarket in 2012.

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

o
provide our business customers with “Sona In-House,” a service that utilizes Check 21 technology to allow customers to make remote deposits from their business locations and gives them access to those funds within 24 to 48 hours; and

o
provide our business customers with access to SABL, our state-of-the-art asset-based lending system. Unlike most asset-based lending systems, which are based on manual processes or software that certifies a company’s borrowing base periodically, SABL provides a real time capability to analyze and adjust borrowing availability based on actual collateral levels. SABL is predicated on a link between any kind of accounting software used by the customer and Sonabank’s server.

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

General

Our principal business is the acquisition of deposits from the general public through our branch offices and deposit intermediaries and the use of these deposits to fund our loan and investment portfolios. We seek to be a full service community bank that provides a wide variety of financial services to our middle market corporate clients as well as to our retail clients. We are an active commercial lender, have been designated as a “Preferred SBA Lender” and participate in the Virginia Small Business Financing Authority lending program. In addition, we are an active commercial real estate lender. We also invest funds in mortgage-backed securities, collateralized mortgage obligations, securities issued by agencies of the federal government, obligations of states and political subdivisions and pooled trust preferred securities.

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

The following is a discussion of each of the major types of lending:

Commercial Real Estate Lending

Permanent. Commercial real estate lending includes loans for permanent financing. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is strong. At December 31, 2012, our commercial real estate loans for permanent financing including multi-family residential loans and loans secured by farmland totaled $258.7 million, of which $24.1 million was acquired in the HarVest transaction and $15.0 million was acquired in the Greater Atlantic transaction.

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

Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2012, we had $46.2 million of construction, land and development loans, of which $3.9 million was acquired in the HarVest transaction and $1.3 million was acquired in the Greater Atlantic transaction.

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

Commercial Business Lending

These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2012, our commercial business loans totaled $101.8 million, of which $6.2 million was acquired in the HarVest transaction and $2.7 million was acquired in the Greater Atlantic transaction.

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

Another way that we reduce risk in the commercial loan portfolio is by taking accounts receivable as collateral using our SABL system. Our accounts receivable financing facilities, which provide a relatively high yield with considerable collateral control, are lines of credit under which a company can borrow up to the amount of a borrowing base which covers a certain percentage of the company’s receivables. From our customer’s point of view, accounts receivable financing is an efficient way to finance expanding operations because borrowing capacity expands as sales increase. Customers can borrow from 75% to 90% of qualified receivables. In most cases, the borrower’s customers pay us directly. For borrowers with a good track record for earnings and quality receivables, we will consider pricing based on an increment above the prime rate for transactions in which we lend up to a percentage of qualified outstanding receivables based on reported aging of the receivables portfolio.

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

Residential Mortgage Lending

Permanent. Our business model generally does not include making permanent residential mortgage loans.  We do it only on a case-by-case basis. In the case of conventional loans, we typically lend up to 80% of the appraised value of single-family residences and require mortgage insurance for loans exceeding that amount. We have no sub-prime loans. Substantially all of the residential mortgage loans in our portfolio were acquired in previous acquisitions.

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

Home Equity Lines of Credit.  Sonabank rarely originates home equity lines of credit.  At December 31, 2012, we had outstanding balances totaling $40.5 million, of which $31.3 million were acquired in the Greater Atlantic transaction and $2.5 million were acquired in the HarVest transaction.

Consumer Lending

To a limited extent, we offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of his gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2012, we had $1.7 million of consumer loans.

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

In addition to approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one senior or one executive member must approve all loans in the amount of $100,000 or more. All three of the executive members of the committee must approve all loans of $1 million or more. Regardless of the number of approvals needed, we encourage each member not to rely on another member’s approval as a basis for approval and to treat his approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is limited to 15% of our unimpaired capital and surplus. We have an internal guidance line of 75% to 80% of the legal lending limit.  As of December 31, 2012, our legal lending limit was approximately $15.2 million. Our largest group credit as of December 31, 2012, was approximately $14.8 million.

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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned account until it is sold. These assets are initially recorded at fair value net of estimated selling costs. To the extent there is a subsequent decline in fair value, that amount is charged to operating expense. At December 31, 2012, we had other real estate owned totaling $13.8 million, of which $636 thousand, net of discount, resulted from foreclosures on loans that were acquired in the Greater Atlantic transaction.

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

Employees

At December 31, 2012, we had 134 full-time equivalent employees, five of whom were executive officers. Management considers its relations with its employees to be good. Neither we nor Sonabank are a party to any collective bargaining agreement.

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

In addition to the system of regulation and supervision referenced above, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed in greater detail below, created the Consumer Financial Protection Bureau (the “Bureau”), a new federal regulatory body with broad authority to regulate the offering and provision of consumer financial products.  The Bureau officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the federal prudential banking regulators to the Bureau on that date.  The Dodd-Frank Act gave the Bureau authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws.  The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws remains largely with those institutions’ primary regulators.  However, the Bureau may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  The Bureau also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products.  The Dodd-Frank Act identified a number of covered nonbank institutions, and also authorizes the Bureau to identify additional institutions that will be subject to its jurisdiction.  Accordingly, the Bureau may participate in examinations of the Bank, and could supervise and examine other direct or indirect subsidiaries of Southern National that offer consumer financial products.

The earnings of the Bank and therefore of Southern National are affected by general economic conditions, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referenced above.  Additional changes to the laws and regulations applicable to us are frequently proposed at both the federal and state levels.  The regulatory framework under which we operate has and will continue to change substantially over the next several years as the result of the enactment of the Dodd-Frank Act, which calls for a variety of mandatory and permissive rulemakings to implement its requirements.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies.

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

●	Broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period;

●	Permanently increase FDIC deposit insurance to $250,000;

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

●	Eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF;

●	Add new limitations on federal preemption;

●
Impose new prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund;

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

Insurance of Deposits. Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and the Bank must pay deposit insurance assessments to the FDIC for such deposit insurance protection.  The FDIC maintains the DIF by designating a required reserve ratio.  If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the DIF will return to an acceptable level generally within 5 years.  The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors, including the degree of risk the institution poses to the DIF.

The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum designated reserve ratio (“DRR”) of 1.35 percent of estimated insured deposits, required that the fund reserve ratio reach 1.35 percent by September 30, 2020 and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments.  Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the FDIA.

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

Separately, in November 2009, the FDIC adopted a rule that required all insured institutions with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The assessment, which totaled $1.9 million for Southern National, was calculated by taking the institution’s actual September 30, 2009 assessment base and adjusting its quarterly by an estimated 5% annual growth rate through the end of 2012.  Each institution recorded the entire amount of its prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, each institution records an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted.  [As of December 31, 2011, $678 thousand in prepaid assessments is included in other assets in the accompanying consolidated balance sheet.][SONA: please confirm/update]

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the DIF in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. The FRB’s Regulation Y, for example, generally requires a holding company to give the FRB prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the holding company’s consolidated net worth. The FRB may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the FRB could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

Regulators may pursue an administrative action against any bank holding company or national bank which violates the law, engages in an unsafe or unsound banking practice or which is about to engage in an unsafe and unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken. Under the policies of the FRB, Southern National is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Southern National might not do so otherwise. Notably, the Dodd-Frank Act codified the FRB’s “source of strength” doctrine; this statutory change became effective in July 21, 2011. In addition to the foregoing requirements, the Dodd-Frank Act’s new provisions authorize the FRB to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations. As of February 25, 2013, the FRB and other federal banking regulators have not yet issued rules implementing this requirement, though it is understood that regulators are engaged in a joint effort to produce these rules.

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

On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. In June 2011, the Basel Committee issued a revised version of the rules that included a minor modification of the credit valuation adjustment (or the risk of loss caused by changes in the credit spread of a counterparty due to changes in its credit quality).  The U.S. banking agencies have yet to issue regulations implementing Basel III. Notwithstanding its release of the Basel III framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally and systemically important financial institutions. In addition to Basel III, the Dodd-Frank Wall Street Reform and Consumer Protection Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III framework as published in December 2010 and modified in June 2011. It was anticipated that U.S. regulators would adopt new regulatory capital requirements similar to those proposed by the Basel Committee to be phased in for U.S. financial institutions beginning in 2013. In June of 2012, U.S. banking regulators proposed new standards to implement these capital requirements.  However, on November 9, 2012, regulators announced that the implementation of these rules would be delayed and did not provide a specific timeframe for their implementation.

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

The ability of Southern National to pay dividends is also subject to the provisions of Virginia law. The payment of dividends by Southern National and Sonabank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDICIA, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. For institutions with total assets of $1 billion or more, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

Anti-Terrorism and Anti-Money Laundering Legislation. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Financial Crimes Enforcement Network (“FinCEN”) of the United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. . In addition, FinCEN is in the process of establishing new regulations that would require financial institutions to obtain beneficial ownership information for certain accounts, however, it has yet to establish final regulations on this topic. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements.

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

Reserve Requirements. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2013, the first $12.4 million will be exempt from reserve requirements. A 3.0% reserve ratio will be assessed on net transaction accounts over $12.4 million to and including $79.5 million. A 10.0% reserve ratio will be applied to net transaction accounts in excess of $79.5 million. These percentages are subject to adjustment by the FRB.

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

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibility for these and other consumer protection laws and regulations has, in large measure, transferred to the Bureau of Consumer Financial Protection (“Bureau”). The Bureau has republished the transferred regulations in a new section of the Code of Federal Regulations and has begun to issue rules to implement provisions of the Dodd-Frank Act. For example, the Bureau recently issued rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. The ability-to-repay rule, which will take effect on January 10, 2014, requires lenders to consider, among other things, income, employment status, assets, employment, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The Bureau also recently issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) and has proposed, but not finalized, integrated mortgage disclosure rules that will replace and combine certain existing requirements under the Truth in Lending Act and Real Estate Settlement Procedures Act. In addition, it is anticipated that the Bureau will engage in numerous other rulemakings in the near term that may impact our business, as the Bureau has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services.

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

Item 1A.  Risk Factors

An investment in our common stock involves risks. The following is a description of the material risks and uncertainties that Southern National believes affect its business and should be considered before making an investment in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of the risks described in this Annual Report on Form 10-K were to actually occur, our financial condition, results of operations and cash flows could be materially and adversely affected. If this were to happen, the value of the common stock could decline significantly and you could lose all or part of your investment.

Difficult market conditions and economic trends have adversely affected the banking industry and could adversely affect our business, financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in our markets. Financial institutions continue to be affected by real estate market conditions that have negatively impacted the credit performance of mortgage, construction and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events. Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit portfolio is made more complex by these difficult market and economic conditions.

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

While economic conditions in the Commonwealth of Virginia and the U.S. are showing signs of recovery, there can be no assurance that these difficult conditions will continue to improve. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers and/or their customers, which could adversely affect our business, financial condition and results of operations.

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

We maintain an investment portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities. The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. During the year ended December 31, 2012, we incurred other-than-temporary impairment charges of $717 thousand pre-tax on three of our trust preferred securities holdings.  During the year ended December 31, 2011, we incurred other-than-temporary impairment charges of $329 thousand pre-tax on two of our trust preferred securities holdings. During the year ended December 31, 2010, we incurred other-than-temporary impairment charges of $288 thousand pre-tax on two of our trust preferred securities holdings and one collateralized mortgage obligation. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

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

As of December 31, 2012, our goodwill totaled $9.2 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

If our nonperforming assets increase, our earnings will suffer.

Southern National experienced a significant increase in non-covered nonperforming assets from December 31, 2010 to December 31, 2012, resulting in increases to our provision for loan losses.  At December 31, 2012, our non-covered nonperforming assets (which consist of nonaccrual loans, loans past due 90 days and accruing and other real estate owned (“OREO”)) totaled $20.8 million, or 4.41% of total non-covered loans and OREO, which is an increase of $2.6 million or 14.5% compared with non-covered nonperforming assets at December 31, 2011. At December 31, 2010, our non-covered non-performing assets were $13.5 million, or 3.63% of non-covered loans and OREO.

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

Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $427.7 million, or approximately 80.7% of our total loan portfolio, as of December 31, 2012. Total real estate loans covered under the FDIC loss sharing agreement amount to $68.6 million. The residential and commercial real estate sectors of the U.S. economy experienced an economic slowdown that has continued into 2010. Specifically, the values of residential and commercial real estate located in our market areas have declined, and these declines may continue in the future. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of operations.

Current market conditions include an over-supply of land, lots, and finished homes in many markets, including those where we do business. As of December 31, 2012, $122.8 million, or approximately 23.2% of our total loans, were secured by single-family residential real estate. This includes $82.3 million in residential 1-4 family loans and $40.5 million in home equity lines of credit. Total single-family residential real estate loans covered under the FDIC loss sharing agreement amount to $52.3 million. If housing markets in our market areas deteriorate, we may experience a further increase in nonperforming loans, provisions for loan losses and charge-offs. While it is difficult to predict how long these conditions will exist and which markets, products or other segments of our loan and securities portfolio might ultimately be affected, these factors could adversely affect our ability to grow our earning assets or affect our results of operations.

If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.

As of December 31, 2012, a significant portion of our loan portfolio was comprised of loans secured by commercial real estate. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, which we have seen and continue to experience, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio should the real estate market in Virginia and our market area maintain its depressed levels. A continued weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values decline further, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.

We are subject to risks related to our concentration of construction and land development and commercial real estate loans.

As of December 31, 2012, we had $46.2 million of construction loans, of which $1.3 million are covered loans under the FDIC loss sharing agreement. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

●	the viability of the contractor;

●	the value of the project being subject to successful completion;

●	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

●	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction loans which provides us with an additional source of repayment. As of December 31, 2012, we had non-covered nonperforming construction and development loans in the amount of $1.5 million and $5.5 million of non-covered assets that have been foreclosed. If one or more of our larger borrowers were to default on their construction and development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

As of December 31, 2012, we had $258.7 million of commercial real estate loans including multi-family residential loans and loans secured by farmland, of which $15.0 million is covered by the FDIC loss sharing agreement. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service. Federal bank regulatory authorities issued the Interagency Guidance on Concentrations in Commercial Real Estate Lending in December of 2006 to provide guidance regarding significant concentrations of commercial real estate loans within bank loan portfolios. The FDIC reiterated this guidance in a letter to financial institutions dated March 17, 2008 (FIL-22-2008) titled “Managing Commercial Real Estate Concentrations in a Challenging Environment” to remind banks that their risk management practices and capital levels should be commensurate with the level and nature of their commercial real estate concentration risk. In October 2009, the federal banking agencies issued additional guidance on commercial real estate lending that emphasizes these considerations and also supports prudent loan workouts for financial institutions working with commercial real estate borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. In addition, the Dodd-Frank Act contains provisions that may impact the Bank’s business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, that a loan originator or a securitizer of asset-backed securities retain a percentage of the credit risk of securitized assets. The banking agencies have jointly issued a proposed rule to implement these requirements but have yet to issue final rules.  Banks with higher levels of commercial real estate loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposures. Sonabank’s commercial real estate loans are below the thresholds identified as significant by the regulatory guidance. If there is deterioration in our commercial real estate portfolio or if regulatory authorities conclude that we have not implemented appropriate risk management policies and practices, it could adversely affect our business and result in a requirement of increased capital levels, and such capital may not be available at that time.

The benefits of our FDIC loss-sharing agreements may be reduced or eliminated.

In connection with Sonabank’s assumption of the banking operations of Greater Atlantic Bank, the Bank entered into the Agreement, which contains loss-sharing provisions. Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets (referred to herein as the “covered assets”), could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the Greater Atlantic Bank acquisition, we recorded a loss-sharing asset that reflects our estimate of the timing and amount of future losses we anticipate occurring in the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyzed the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

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

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss-sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The agreements contain specific, detailed and cumbersome compliance, servicing, notification and reporting requirements, and failure to comply with any of the requirements and guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2012, $72.0 million, or 9.94%, of our assets were covered by the FDIC loss-sharing agreements.

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

Sonabank relies on originating government guaranteed loans, in particular those guaranteed by the SBA. As of December 31, 2012, Sonabank had $39.5 million of SBA loans, $30.9 million of which is guaranteed and $8.6 million is non-guaranteed. Sonabank originated $21.1 million, $34.9 million and $12.6 million in SBA loans in the years ended December 31, 2012, 2011 and 2010, respectively. Sonabank sold the guaranteed portions of some of its SBA loans in the secondary market in 2012 and 2011 and intends to continue such sales, which are a source of non-interest income for Sonabank, when market conditions are favorable. We can provide no assurance that Sonabank will be able to continue originating these loans, that it will be able to sell the loans in the secondary market or that it will continue to realize premiums upon any sale of SBA loans.

SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on our business. Currently, the maximum limit on individual 7(a) loans which the SBA will permit is $5.0 million. Any reduction in this level could adversely affect the volume of our business. As of December 31, 2012, our SBA business constitutes 7.5% of our total loans. The periodic uncertainty of the SBA program relative to availability, amounts of funding and the waiver of associated fees creates greater risk for our business than do more stable aspects of our business.

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

If we fail to maintain an effective system of disclosure controls and procedures, including internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could have a material adverse effect on our business, results of operation and financial condition. In addition, current and potential shareholders could lose confidence in our financial reporting, which could harm the trading price of our common stock.

Management regularly reviews and updates our disclosure controls and procedures, including our internal control over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Failure to maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud, or provide timely and reliable financial information pursuant to our reporting obligations, which could have a material adverse effect on our business, financial condition, and results of operations. Further, it could cause our investors to lose confidence in the financial information we report, which could affect the trading price of our common stock.

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

We completed the acquisition of the HarVest Bank of Maryland on April 27, 2012, the Midlothian Branch in Richmond, Virginia on October 1, 2011, the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009, the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge branch of First Community Bancorp, Inc. in December of 2005. We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies such as the continuing need for infrastructure and personnel, the time and costs inherent in integrating a series of different operations and the ongoing expense of acquiring and staffing new banks or branches. We may not be able to expand our presence in our existing markets or successfully enter new markets and any expansion could adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. There can be no assurance of success or the availability of branch or bank acquisitions in the future.

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

For the year ended December 31, 2012, our FDIC insurance related costs were $565 thousand compared with $522 thousand and $705 thousand for the years ended December 31, 2011 and 2010. The FDIC insurance related costs for 2010 included special assessments.  We are unable to predict the impact in future periods; including whether and when additional special assessments will occur, in the event the economic crisis continues.

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

Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington D.C., Charlottesville and Clifton Forge (Alleghany County), Front Royal, New Market, Richmond and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in our market areas. As of December 31, 2012, substantially all of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in this region slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability. In the last several years, economic conditions in our market area have declined and if this continues for a prolonged period of time, we would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital.

Additionally, political conditions could impact our earnings. For example, political debate over the budget, taxes and the potential for reduced government spending through national sequestration may adversely impact the economy, and more specifically local economic conditions given the concentration of Federal workers and government contractors in our market. Acts or threats of war, terrorism, an outbreak of hostilities or other international or domestic calamities, or other factors beyond our control could impact these local economic conditions and could negatively affect the financial results of our banking operations.

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

As of December 31, 2012, Sonabank exceeded the amounts required to be well capitalized with respect to all three required capital ratios. To be well capitalized, a bank must generally maintain a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. However, the Federal Reserve could require Sonabank to increase its capital levels. For example, regulators have recently required certain banking companies to maintain a leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. As of December 31, 2012, Sonabank’s leverage, Tier 1 risk-based capital and total risk-based capital ratios were 13.59%, 18.18% and 19.43%, respectively.

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

Sonabank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FDIC rules, if Sonabank ceases to be a well capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2012, we had $10.2 million of brokered deposits, which represented 1.9% of our total deposits.

We may become subject to increased regulatory capital requirements.

The capital requirements applicable to Southern National and the Bank are subject to change as a result of the Dodd-Frank Act, the international regulatory capital initiative known as Basel III and any other future government actions.  In particular, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that begins January 1, 2013.  Furthermore, Basel III also eliminates trust preferred securities from the definition of Tier 1 capital, but calls for a 10 year phase out of this Tier 1 capital qualification. However, Basel III has not yet been implemented by US regulators. In June of 2012, U.S. banking regulators proposed new standards to implement these capital requirements.  However, on November 9, 2012, regulators announced that the implementation of these rules would be delayed and did not provide a specific timeframe for their implementation. It is anticipated that the capital requirements for most bank and financial holding companies, as well as for most insured depository institutions, will increase, although the nature and amounts of the increase have not yet been specified.  Complying with any higher capital requirements mandated by the Dodd-Frank Act and new capital standards brought about by Basel III implementation may affect our operations, including our asset portfolios and financial performance.

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

Provisions of our articles of incorporation bylaws, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.

Our articles of incorporation and bylaws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock.

Any individual, acting alone or with other individuals, who are seeking to acquire, directly or indirectly, 10.0% or more of our outstanding common stock must comply with the Change in Bank Control Act, which requires prior notice to the Federal Reserve for any acquisition. Additionally, any entity that wants to acquire 5.0% or more of our outstanding common stock, or otherwise control us, may need to obtain the prior approval of the Federal Reserve under the BHCA of 1956, as amended. As a result, prospective investors in our common stock need to be aware of and comply with those requirements, to the extent applicable.

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

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act institutes a wide range of reforms that will have an impact on all financial institutions, including the creation of a new agency (the Consumer Financial Protection Bureau) with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.  The Act also includes, among other things, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and new requirements designed to protect consumers in financial transactions.  Many of these provisions are subject to rule making procedures and studies that will be conducted in the future and the full effects of the legislation on Southern National cannot yet be determined.  For example, the Bureau recently issued rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act.  Regulations implementing the Dodd-Frank Act, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require Southern National to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.

We currently intend to pay dividends on our common stock; however, our future ability to pay dividends is subject to restrictions.

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter in 2012. We also declared a special dividend in the fourth quarter of 2012. There are a number of restrictions on our ability to pay dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

The trading volume in our common stock is less than that of other larger financial services companies.

Although our common stock is listed for trading on the NASDAQ Global Select Market, the trading volume is low, and you are not assured liquidity with respect to transactions in our common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

Southern National does not have any unresolved staff comments from the SEC to report for the year ended December 31, 2012.

Item 2. – Properties

The following table sets forth the date opened or acquired, ownership status and the total deposits, not including brokered deposits, for each of our banking locations, as of December 31, 2012:

	Date Opened	Owned or	Deposits
Location	or Acquired	Leased	(in thousands)
Home Office and Branch:
6830 Old Dominion Drive	December 2006	Leased	$44,986
McLean, Virginia 22101

Branch Offices:
511 Main Street	December 2005	Owned	$37,111
Clifton Forge, Virginia 24442

1770 Timberwood Boulevard	April 2005	Leased	$27,350
Charlottesville, Virginia 22911

11527 Sunrise Valley Drive	December 2006	Leased	$27,240
Reston, Virginia 20191

10855 Fairfax Boulevard	December 2006	Leased	$20,406
Fairfax, Virginia 22030

550 Broadview Avenue	April 2007	Leased	$21,097
Warrenton, Virginia 20186

1 East Market Street	April 2008	Leased	$22,501
Leesburg, Virginia 20176

11 Main Street	September 2009	Leased	$24,343
Warrenton, Virginia 20186

11834 Rockville Pike	December 2009	Leased	$70,313
Rockville, Maryland 20852

1 South Front Royal Avenue	December 2009	Owned	$42,958
Front Royal, Virginia 22630

9484 Congress Street	December 2009	Owned	$38,416
New Market, Virginia 22844

43086 Peacock Market Plaza	December 2009	Leased	$18,053
South Riding, Virginia 20152

	Date Opened	Owned or	Deposits
Location	or Acquired	Leased	(in thousands)
10 West Washington Street	May 2011	Leased	$6,628
Middleburg, Virginia 20117

13804 Hull Street Road	October 2011	Owned	$30,550
Midlothian, Virginia 23112

9707 Medical Center Drive, Suite 150	April 2012	Leased	$36,399
Rockville, Maryland 20850

12800 Middlebrook Road	April 2012	Leased	$18,734
Germantown, Maryland 20874

37 North Market Street	April 2012	Leased	$18,517
Frederick, Maryland 21701

6719 Leaberry Way	August 2012	Leased	$803
Haymarket, Virginia 20169

7700 Wisconsin Avenue	October 2012	Leased	$34,409
Bethesda, Maryland 22101

Loan Production Offices:
230 Court Square	March 2005	Leased	NA
Charlottesville, Virginia 22902

2217 Princess Anne Street	April 2005	Leased	NA
Fredericksburg, Virginia 22401

550 Broadview Avenue	September 2005	Leased	NA
Warrenton, Virginia 20186

Executive Offices:
1002 Wisconsin Avenue	April 2005	Leased	NA
Washington, D.C. 20007

Item 3. - Legal Proceedings

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  There are no other proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of December 31, 2012.

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

There were 11,590,212 shares of our common stock outstanding at the close of business on March 1, 2013, which were held by 149 shareholders of record.

The following table presents the high and low intra-day sales prices and dividends declared for quarterly periods during 2012 and 2011:

	Market Values				Dividends Declared
	2012		2011		2012 (1)	2011
	High	Low	High	Low
First Quarter	$6.95	$6.10	$7.92	$7.14	$0.015	$-
Second Quarter	7.80	6.65	7.23	6.38	0.015	-
Third Quarter	8.17	7.27	7.11	6.19	0.025	-
Fourth Quarter	8.59	7.79	6.25	5.81	0.190	-

(1) The dividend declared in the fourth quarter of 2012 included a special dividend of $0.15.

Dividend Policy

Dividends are paid at the discretion of our board of directors. While we paid a nonrecurring 10% stock dividend to our holders of common stock in 2007, we had not paid a cash dividend on our common stock in the past until our board of directors declared a cash dividend on February 7, 2012. The amount and frequency of dividends, if any, will be determined by our board of directors after consideration of our earnings, capital requirements, our financial condition and our ability to service any equity or debt obligations senior to our common stock, and will depend on cash dividends paid to us by our subsidiary bank. As a result, our ability to pay future dividends will depend on the earnings of Sonabank, its financial condition and its need for funds.

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

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

 As of December 31, 2012, Southern National had outstanding stock options granted under its Stock Option Plan, which is approved by its shareholders.  The following table provides information as of December 31, 2012 regarding Southern National’s equity compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	512,825	$7.98	489,675
Equity compensation plans not approved by security holders	—	—	—

Total	512,825	$7.98	489,675

Issuer Purchases of Equity Securities

None

Performance Graph

The following chart compares the cumulative total shareholder return on Southern National common stock during the five years ended December 31, 2012, with the cumulative total return of the Russell 2000 Index and the SNL Bank and Thrift Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on December 31, 2007 in Southern National common stock, the Russell 2000 Index and the SNL Bank and Thrift Index. The historical stock price performance for Southern National common stock shown on the graph below is not necessarily indicative of future stock performance.

	2007	2008	2009	2010	2011	2012
Southern National Bancorp of Virginia	100.00	66.00	80.00	84.44	67.78	93.25
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank and Thrift Index	100.00	57.51	56.74	63.34	49.25	66.14

Item 6. - Selected Financial Data

The following table sets forth selected financial data for Southern National as of December 31, 2012, 2011, 2010, 2009 and 2008, and for the years ended December 31, 2012, 2011, 2010 and 2009, and 2008:

	2012	2011	2010	2009	2008
			(As Restated)	(As Restated)
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$37,561	$33,423	$36,290	$23,906	$24,401
Interest expense	5,828	6,087	8,513	8,077	11,983
Net interest income	31,733	27,336	27,777	15,829	12,418
Provision for loan losses	6,195	8,492	9,025	6,538	1,657
Net interest income after provision for loan losses	25,538	18,844	18,752	9,291	10,761
Noninterest income (loss)	2,963	2,145	1,375	(5,586)	(129)
Noninterest expenses	18,817	14,896	14,197	11,062	9,109
Income (loss) before income taxes	9,684	6,093	5,930	(7,357)	1,523
Income tax expense (benefit)	3,115	1,692	1,876	(2,677)	315
Net income (loss)	$6,569	$4,401	$4,054	$(4,680)	$1,208

Per Share Data:
Earnings per share - Basic	$0.57	$0.38	$0.35	$(0.62)	$0.18
Earnings per share - Diluted	$0.57	$0.38	$0.35	$(0.62)	$0.18
Book value per share	$8.90	$8.55	$8.14	$7.77	$10.12
Tangible book value per share	$8.00	$7.58	$7.13	$6.69	$8.37
Weighted average shares outstanding - Basic	11,590,212	11,590,212	11,590,212	7,559,962	6,798,547
Weighted average shares outstanding - Diluted	11,596,176	11,591,156	11,592,865	7,559,962	6,798,547
Shares outstanding at end of period	11,590,212	11,590,212	11,590,212	11,590,212	6,798,547

Selected Performance Ratios and Other Data:
Return on average assets	0.97%	0.74%	0.67%	-1.02%	0.29%
Return on average equity	6.40%	4.51%	4.31%	-6.43%	1.75%
Yield on earning assets	6.15%	6.20%	6.57%	5.71%	6.45%
Cost of funds	1.11%	1.31%	1.79%	2.27%	3.70%
Cost of funds including non-interest bearing deposits	1.03%	1.22%	1.68%	2.12%	3.49%
Net interest margin	5.19%	5.06%	5.03%	3.78%	3.28%
Efficiency ratio (1)	56.30%	51.52%	48.01%	64.43%	67.05%
Net charge-offs to average loans	1.04%	1.63%	1.86%	1.65%	0.32%
Allowance for loan losses to total non-covered loans	1.54%	1.54%	1.52%	1.48%	1.40%
Stockholders’ equity to total assets	14.25%	16.20%	16.08%	14.91%	15.92%

Financial Condition:
Total assets	$723,812	$611,373	$586,654	$604,224	$431,924
Total loans, net of deferred fees	530,151	491,768	463,054	462,787	302,266
Total deposits	550,977	461,095	430,974	455,791	309,460
Stockholders’ equity	103,176	99,051	94,331	90,088	68,776

(1)      Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income plus noninterest income, excluding any gains/losses on sales of securities, gains/write-downs on OREO, gains on acquisitions and gains on sale of loans.

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

Early in 2012, we identified errors in the purchase accounting related to the Greater Atlantic Bank acquisition.  The most significant adjustment involved the initial estimate of the fair value of the FDIC indemnification asset.  The financial information for the year ending December 31, 2010 provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the correction of the errors.  For more information, see the explanatory note in Part 1, Item 1 and Note 2 – Restatement of Consolidated Financial Statements and the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the collection of the principal is unlikely.  Recoveries of amounts previously charged-off are credited to the allowance.   Management’s determination of the adequacy of the allowance is based on a three year historical average net loss experience for each portfolio segment adjusted for current industry and economic conditions (referred to as “current factors”) and estimates of their effect on loan collectability. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component provides for estimated losses in unimpaired loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that Southern National will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan documentation. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due, among other considerations. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Individual consumer and residential loans are evaluated for impairment based on the aforementioned criteria as well as regulatory guidelines.

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

Accounting for the FDIC Indemnification Asset and Acquired Loans

Southern National acquired loan portfolios through its acquisitions of Greater Atlantic Bank in 2009 and its acquisition of HarVest Bank of Maryland in 2012.  The loans acquired in the Greater Atlantic Bank transaction are referred to as covered loans because of loss protection provided by the FDIC pursuant to a loss sharing agreement.   The loans acquired in the HarVest Bank of Maryland transaction are not covered by an FDIC loss sharing agreement.

The accounting for the covered loans requires Southern Financial to estimate the timing and amount of cash flows to be collected from these loans at acquisition, and to periodically update our estimates of the cash flows expected to be collected over the life of the covered loans. Similarly, the accounting for the FDIC indemnification asset requires us to estimate the timing and amount of cash flows to be received from the FDIC in reimbursement for losses and expenses related to the covered loans; these estimates are directly related to estimates of cash flows to be received from the covered loans. The estimated cash flows from the FDIC indemnification asset are sensitive to changes in the same assumptions that impact expected cash flows on covered loans.   If the amount of expected cash flows to be recovered from the FDIC changes, the difference between the carrying amount of the FDIC indemnification asset and the revised recoverable amount is accreted or amortized over the remaining term of the FDIC agreement.  These estimates are considered to be critical accounting estimates because they involve significant judgment and assumptions as to the amount and timing of cash flows to be collected.

Acquired loans are placed into homogenous pools at acquisition. At acquisition, the fair value of the pools was measured based on the expected cash flows to be derived from each pool. The difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each pool at the acquisition is referred to as the accretable yield and is being recognized as interest income over the life of each pool.

We monitor loan pool activity and performance and as conditions or expectations change we update our expected cash flows from the pools to determine whether any material changes have occurred in expected cash flows that would be indicative of impairment or necessitate reclassification between non-accretable difference and accretable yield. Initial and ongoing cash flow expectations incorporate significant assumptions regarding prepayment rates, the timing of resolution of loans, frequency of default, delinquency and loss severity, which is dependent on estimates of underlying collateral values.

Prepayment, delinquency and default curves used to forecast pool cash flows are derived from the historical performance of the loan pools.   Changes in the assumptions that impact forecasted cash flows could result in a potentially material change to the amount of the allowance for loan losses  or the rate of accretion on these loans.

Other than Temporary Impairment (“OTTI”) of Investment Securities

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

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, Southern National compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Goodwill Impairment Assessment

Goodwill is assessed for potential impairment in the 3rd calendar quarter of each year, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment we will recognize, if any.

In the first step of the two-step goodwill impairment test, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step and calculate the implied fair value of the reporting unit goodwill to determine whether any impairment is required. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the unit’s assets and liabilities as if the unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in the amount of that excess. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experience.

We assess a variety quantitative and qualitative factors in performing our annual assessment, including analyzing various transaction multiples from recent mergers and acquisitions activity for other community banking organizations.   We obtain this transaction data from a 3rd party involved in advising community banks on M&A activities.

Other Real Estate Owned (OREO)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the collateral at the date of foreclosure based on estimates, including some obtained from third parties, less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Significant property improvements that enhance the salability of the property are capitalized to the extent that the carrying value does not exceed estimated realizable value. Legal fees, maintenance and other direct costs of foreclosed properties are expensed as incurred.

Judgment involved in estimating fair value of the properties, accounting for OREO is regarded as a critical accounting policy. Estimates of value of OREO properties at the date of foreclosure are typically based on real estate appraisals performed by independent appraisers.  These values are generally updated as appraisals become available.

Valuation of Deferred Tax Asset

The provision for income taxes reflects the tax effects of the transactions reported in the financial statements, including taxes currently due as well as changes in deferred taxes. Deferred tax assets and liabilities represent estimates of the future tax return consequences of temporary differences between carrying amounts and tax bases of assets and liabilities.  Deferred tax assets and liabilities are computed by using currently enacted income tax rates and applying those rates to the periods in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. As of December 31, 2012 and 2011, management concluded that it is more likely than not that Southern National will generate sufficient taxable income to fully utilize our deferred tax assets.

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“Southern National”, “we” or “our”) is the bank holding company for Sonabank (“Sonabank” or the “Bank”), a Virginia state chartered bank which commenced operations on April 14, 2005. Sonabank conducts full-service community banking operations from locations in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Loudoun County (Middleburg, Leesburg (2), and South Riding), Front Royal, New Market, Richmond, Haymarket and Clifton Forge, and five branches in Maryland (four in Montgomery County and one in Frederick County) and maintains loan production offices in Richmond, Charlottesville, Warrenton and Fredericksburg. We have administrative offices in Warrenton and an executive office in Georgetown, Washington, D.C where senior management is located.

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

The Bank paid no cash or other consideration to acquire Greater Atlantic Bank.  As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement (the “loss sharing agreement”) on approximately $143.4 million (cost basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.” Pursuant to the terms of the loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses of up to $19 million with respect to the covered assets.  The FDIC will reimburse the Bank for 95% of losses in excess of $19 million with respect to the covered assets.  The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement, and for 95% of recoveries with respect to losses for which the FDIC paid the Bank 95% reimbursement under the loss sharing agreement.  As of December 31, 2012, the total covered assets were $72.0 million.

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

Effective April 27, 2012, Sonabank assumed substantially all of the deposits and liabilities and acquired substantially all of the assets of the HarVest Bank of Maryland from the FDIC as receiver. The acquisition included HarVest Bank’s branches in Bethesda, North Rockville, Germantown and Frederick. Adding the new branches to an existing branch in Rockville brings Sonabank’s total number of branches in Maryland to five, four of which are in Montgomery County. This was a strategic acquisition for Sonabank given the expansion into an affluent market. Full details on the transaction are contained in an 8-K/A filed on July 13, 2012.

RESULTS OF OPERATIONS

Net Income

Net income for the year ended December 31, 2012 was $6.6 million, up from $4.4 million for the year ended December 31, 2011.  Improvement in net interest income and a reduction in the provision for loan losses in 2012 as compared to 2011 were partially offset by an increase in noninterest expense of approximately $3.9 million.

Net income for the year ended December 31, 2011 was $4.4 million, up from $4.1 million (as restated) for the year ended December 31, 2010.  Net income during 2010 was adversely affected by a fourth quarter loan loss provision of $5.3 million and corresponding charge-offs on two related loans.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $31.7 million during the year ended December 31, 2012, compared to $27.3 million during the prior year. Average loans during 2012 were $526.4 million compared to $477.6 million last year. The average yield on loans increased from 6.55% in 2011 to 6.70% in 2012. The Greater Atlantic Bank (GAB) loan discount accretion contributed $3.4 million to net interest income during 2012, compared to $3.3 million during 2011. The loan discount accretion on the HarVest Bank portfolio contributed $717 thousand during 2012. Average investment securities increased by $14.5 million in the year ended December 31, 2012, compared to the same period in 2011, while the average yield decreased from 3.77% to 2.99%. Average interest-bearing liabilities for the year ended December 31, 2012 increased $59.2 million compared to the same period in 2011. Average interest-bearing deposits increased by $68.2 million, while average borrowings decreased by $9.0 million compared to 2011.  The average cost of interest-bearing liabilities decreased from 1.31% in 2011 to 1.11% in 2012. The average cost of interest-bearing deposits decreased from 1.23% in 2011, to 1.07% in 2012. The net interest margin was 5.19% in 2012, up slightly from 5.06% in 2011.

 Net interest income was $27.3 million during the year ended December 31, 2011, compared to $27.8 million (as restated) during 2010. Average interest-earning assets for the year ended December 31, 2011 decreased $12.6 million compared to the same period in 2010 (as restated). Average loans during 2011 were $477.6 million compared to $463.3 million (as restated) during 2010. Average investment securities decreased by $17.4 million in the year ended December 31, 2011, compared to the same period in 2010. During 2011, we did not acquire any securities as we were unable to identify investment securities that met our yield and stability thresholds. The average yield on average earning assets decreased from 6.57% (as restated) in 2010 to 6.19% in 2011. The Greater Atlantic Bank loan discount accretion contributed $3.3 million during 2011, compared to $5.9 million (as restated) during 2010.  Average interest-bearing liabilities for the year ended December 31, 2011 decreased $11.1 million compared to the same period in 2010. Average interest-bearing deposits decreased by $15.7 million, while average borrowings increased by $4.5 million compared to 2010.  The average cost of interest-bearing liabilities decreased from 1.79% in 2010 to 1.31% in 2011. The average cost of interest-bearing deposits decreased from 1.71% in 2010, to 1.23% in 2011, primarily because of the reduction in the average cost of money market accounts from 1.71% to .87% and time deposits from 1.83%  to 1.55%. The interest rate spread for the year ended December 31, 2011 increased from 4.78% (as restated) to 4.88% compared to the same period in 2010. The net interest margin was 5.06% in 2011, up from 5.03% (as restated) in 2010.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

Average Balance Sheets and Net Interest
Analysis For the Years
Ended December 31, 2012, 2011 and 2010

	2012			2011			2010
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
							(As Restated)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$526,371	$35,246	6.70%	$477,635	$31,278	6.55%	$463,265	$33,450	7.22%
Investment securities	65,339	1,956	2.99%	50,833	1,914	3.77%	68,236	2,635	3.86%
Other earning assets	19,504	359	1.84%	11,525	231	2.00%	21,048	205	0.97%

Total earning assets	611,214	37,561	6.15%	539,993	33,423	6.19%	552,549	36,290	6.57%
Allowance for loan losses	(7,179)			(6,263)			(5,757)
Intangible assets	10,834			11,276			12,132
Other non-earning assets	60,604			52,610			48,140
Total assets	$675,473			$597,616			$607,064

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$19,437	60	0.31%	$15,898	43	0.27%	$15,447	44	0.28%
Money market accounts	161,048	1,202	0.75%	148,569	1,288	0.87%	165,211	2,820	1.71%
Savings accounts	8,143	48	0.59%	6,035	36	0.59%	5,056	33	0.65%
Time deposits	283,507	3,726	1.31%	233,387	3,613	1.55%	233,831	4,275	1.83%
Total interest-bearing deposits	472,135	5,036	1.07%	403,889	4,980	1.23%	419,545	7,172	1.71%
Borrowings	52,423	792	1.51%	61,458	1,107	1.80%	56,920	1,341	2.36%
Total interest-bearing liabilities	524,558	5,828	1.11%	465,347	6,087	1.31%	476,465	8,513	1.79%
Noninterest-bearing liabilities:
Demand deposits	42,244			31,642			31,415
Other liabilities	6,051			3,039			5,215
Total liabilites	572,853			500,028			513,095
Stockholders’ equity	102,620			97,588			93,969
Total liabilities and stockholders’ equity	$675,473			$597,616			$607,064
Net interest income		$31,733			$27,336			$27,777
Interest rate spread			5.03%			4.88%			4.78%
Net interest margin			5.19%			5.06%			5.03%

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

	Year Ended December 31, 2012 vs. 2011				Year Ended December 31, 2011 vs. 2010 (as restated)
	Increase (Decrease)				Increase (Decrease)
	Due to Change in:				Due to Change in:
			Net				Net
	Volume	Rate	Change		Volume	Rate	Change
				( in thousands)
Interest-earning assets:
Loans, net of deferred fees	$3,250	$718	$3,968		$1,087	$(3,259)	$(2,172)
Investment securities	149	(107)	42		(657)	(64)	(721)
Other earning assets	145	(17)	128		(19)	45	26

Total interest-earning assets	3,544	594	4,138		411	(3,278)	(2,867)

Interest-bearing liabilities:
NOW accounts	10	7	17		1	(2)	(1)
Money market accounts	131	(217)	(86)		(260)	(1,271)	(1,531)
Savings accounts	12	-	12		6	(3)	3
Time deposits	381	(268)	113		(8)	(654)	(662)
Total interest-bearing deposits	534	(478)	56		(261)	(1,930)	(2,191)
Borrowings	(150)	(165)	(315)		120	(354)	(234)
Total interest-bearing liabilities	384	(643)	(259)		(141)	(2,284)	(2,425)

Change in net interest income	$3,160	$1,237	$4,397		$552	$(994)	$(442)

Provision for Loan Losses

The provision for loan losses is a current charge to earnings made in order to increase the allowance for loan losses to a level for inherent probable losses in the loan portfolio based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectability.  Our loan loss allowance is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment.  The risk factors are determined by considering historical loss data, peer data, as well as applying management’s judgment.

The provision for loan losses charged to operations for the years ended December 31, 2012, 2011 and 2010 was $6.2 million, $8.5 million, and $9.0 million, respectively.  We had charge-offs totaling $6.2 million during 2012, $8.0 million during 2011, and $8.8 million during 2010.  There were recoveries totaling $702 thousand during 2012, $199 thousand during 2011 and $167 thousand during 2010.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for loan losses.

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	Change

Account maintenance and deposit service fees	$832	$833	$(1)
Income from bank-owned life insurance	797	1,336	(539)
Gain on sale of SBA loans	657	395	262
Bargain purchase gain on acquisition	3,484	-	3,484
Net loss on other real estate owned	(2,632)	(297)	(2,335)
Net impairment losses recognized in earnings	(717)	(329)	(388)
Gain on sale of securities available for sale	274	-	274
Gain on other assets	14	-	14
Other	254	207	47
Total noninterest income	$2,963	$2,145	$818

	2011	2010	Change

Account maintenance and deposit service fees	$833	$900	$(67)
Income from bank-owned life insurance	1,336	554	782
Gain on sale of SBA loans	395	-	395
Net loss on other real estate owned	(297)	(274)	(23)
Net impairment losses recognized in earnings	(329)	(288)	(41)
Gain on sale of securities available for sale	-	142	(142)
Other	207	341	(134)
Total noninterest income	$2,145	$1,375	$770

During 2012, noninterest income increased to $3.0 million during 2012 from $2.1 million in 2011.  The increase resulted from the bargain purchase gain of $3.5 million from the HarVest transaction which was partially offset by impairment on six OREO properties in the Charlottesville market and one in the Culpeper market totaling $2.7 million during 2012. In addition, there was an OTTI of $717 thousand in trust preferred securities during 2012 compared to $329 thousand in OTTI charges during 2011. Also, during 2012 the Bank sold the guaranteed portions of SBA loans and realized a $657 thousand gain, and sold SBA pooled securities resulting in a gain of $287 thousand. Income from bank owned life insurance (“BOLI”) contributed $797 thousand during 2012, compared to $1.3 million during 2011. Both periods were affected by death benefits; however, the death benefit received in the 2011 period was $800 thousand as compared to $195 thousand in the 2012 period.

Noninterest income increased to $2.1 million during 2011 from $1.4 million in 2010. The increase was largely attributable to an $800 thousand insurance benefit resulting from the death of an officer covered by bank-owned life insurance in 2011, and the sale of SBA loans which resulted in a gain of $395 thousand. This was partially offset by an OTTI charge for credit on trust preferred securities in the amount of $329 thousand.

Noninterest Expense

The following table presents the major categories of noninterest expense for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	Change

Salaries and benefits	$7,993	$6,787	$1,206
Occupancy expenses	2,778	2,240	538
Furniture and equipment expenses	621	556	65
Amortization of core deposit intangible	893	919	(26)
Virginia franchise tax expense	582	686	(104)
FDIC assessment	565	522	43
Data processing expense	634	546	88
Telephone and communication expense	603	392	211
Change in FDIC indemnification asset	651	(99)	750
Merger expense	360	-	360
Other operating expenses	3,137	2,347	790
Total noninterest expense	$18,817	$14,896	$3,921

	2011	2010	Change
		(As Restated)

Salaries and benefits	$6,787	$6,186	$601
Occupancy expenses	2,240	2,101	139
Furniture and equipment expenses	556	591	(35)
Amortization of core deposit intangible	919	943	(24)
Virginia franchise tax expense	686	735	(49)
FDIC assessment	522	705	(183)
Data processing expense	546	587	(41)
Telephone and communication expense	392	403	(11)
Change in FDIC indemnification asset	(99)	(60)	(39)
Other operating expenses	2,347	2,006	341
Total noninterest expense	$14,896	$14,197	$699

Noninterest expense was $18.8 million in 2012 compared to $14.9 million in 2011. Other operating expenses include audit and consulting fees which totaled $1.1 million during 2012 for services related to the restatement as compared to $393 thousand during 2011. Occupancy and furniture and equipment expenses were $3.4 million during 2012, compared to $2.8 million during 2011. Of this increase, $392 thousand resulted from operating five additional branches this year.  In addition, salaries and benefits expense has increased $1.2 million during 2012, compared to 2011 as a result of the additional branches.   Full-time equivalent employees have increased from 112 at December 31, 2011, to 134 at December 31, 2012. In mid-2012, we reforecasted our expected recoveries from the FDIC under the loss-sharing agreement.  Expected losses in the acquired loans are less than previously estimated.  The difference between the carrying value and our most recent estimate of the FDIC receivable is amortized through earnings.  Amortization of FDIC indemnification assets was $651 thousand for 2012, compared to accretion of $99 thousand for 2011.

Noninterest expense was $14.9 million in 2011 compared to $14.2 million (as restated) in 2010. Legal expense increased by $260 thousand during 2011 compared to 2010.  There was noninterest expense of approximately $82 thousand related to the Midlothian Branch which was acquired in October 2011. As of December 31, 2011 we had 112 full-time equivalent employees compared to 107 at the end of 2010.

FINANCIAL CONDITION

Total assets were $723.8 million as of December 31, 2012, up from $611.4 million as of December 31, 2011. Total loans increased from $491.8 million at the end of December 2011 to $530.2 million at December 31, 2012. The increase in the loan portfolio was achieved despite continuing repayments in the covered portfolio and the sale of $5.7 million in SBA loans during 2012. At December 31, 2012, the loan portfolio included $52.0 million of loans acquired from HarVest.

Non-covered Loans

Loans that are not covered by the FDIC loss sharing agreement are referred to as “non-covered loans.” Total non-covered loans, net of deferred fees, grew from $409.2 million at the end of 2011 to $458.8 million at the end of 2012. Non-covered loans excluding the HarVest loans decreased from $409.2 million at the end of 2011 to $406.8 million at the end of 2012. Owner-occupied commercial real estate loans grew 13% from $82.5 million at year end 2011 to $93.3 million at the end of 2012.  Non owner-occupied commercial real estate loans grew 11% from $117.1 million at year end 2011 to $130.2 million at the end of 2012. Non-real estate commercial loans increased 10% from $89.9 million at the end of 2011 to $99.1 million at the end of 2012.  Construction and land loans increased 13% from $39.6 million at the end of 2011 to $44.9 million at year end 2012.

Our residential mortgage loan portfolio increased from $49.3 million at December 31, 2011, to $61.3 million at December 31, 2012. In the ordinary course of business Sonabank provides residential mortgage financing to its business clients.

Our commercial real estate lending program includes both loans closed under the Small Business Administration (“SBA”)  7(a) and 504 loan programs and loans closed outside of the SBA programs that serve both the investor and owner-occupied facility market. The 504 loan program is used to finance long-term fixed assets, primarily real estate and heavy equipment and gives borrowers access to up to 90% financing for a project.  SBA 7(a) loans may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory and in some instances, working capital and debt refinancing.  The SBA guarantees up to 85% of the loan balance in the 7(a) program, and start-up businesses are eligible to participate in the program.  During 2012 we closed loans totaling $12.8 million through the SBA’s 7(a) program and $8.3 million under the SBA’s 504 program. During 2011 we closed loans totaling $21.9 million through the SBA’s 7(a) program and $13.0 million under the SBA’s 504 program.

Covered Loans

We refer to the loans acquired in the Greater Atlantic acquisition as “covered loans” as we will be reimbursed by the FDIC for a substantial portion of any future losses on them under the terms of the loss sharing agreement.

Covered loans decreased by $11.3 million from $82.6 million at December 31, 2011, to $71.3 million at December 31, 2012, because there were significant payoffs.

The following table summarizes the composition of our loans, net of unearned income at the dates indicated:

			Total				Total				Total				Total		Non-covered
	2012		2012		2011		2011		2010		2010		2009		2009		2008
	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent	Amount	Percent
									(As Restated)				(in thousands)
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,143	$93,288	$97,431	18.3%	$4,854	$82,450	$87,304	17.7%	$5,427	$81,487	$86,914	18.7%	$6,613	$76,765	$83,378	18.0%	$54,412	18.0%
Commercial real estate - non-owner-occupied	10,246	130,152	140,398	26.4%	11,243	117,059	128,302	26.0%	14,502	76,068	90,570	19.5%	18,006	63,059	81,065	17.5%	44,425	14.7%
Secured by farmland	-	1,479	1,479	0.3%	-	1,506	1,506	0.3%	-	3,522	3,522	0.8%	-	6,471	6,471	1.4%	6,029	2.0%
Construction and land development	1,261	44,946	46,207	8.7%	2,883	39,565	42,448	8.6%	3,249	39,480	42,729	9.2%	3,498	48,000	51,498	11.1%	56,588	18.7%
Residential 1-4 family	21,005	61,319	82,324	15.5%	25,307	49,288	74,595	15.1%	28,733	58,900	87,633	18.9%	33,815	61,024	94,839	20.5%	60,376	19.9%
Multi- family residential	614	18,774	19,388	3.7%	629	19,553	20,182	4.1%	629	19,177	19,806	4.3%	2,570	10,726	13,296	2.9%	5,581	1.8%
Home equity lines of credit	31,292	9,178	40,470	7.6%	35,442	9,040	44,482	9.0%	40,662	10,532	51,194	11.0%	44,610	10,532	55,142	11.9%	11,509	3.8%
Total real estate loans	68,561	359,136	427,697	80.5%	80,358	318,461	398,819	80.9%	93,202	289,166	382,368	82.5%	109,112	276,577	385,689	83.2%	238,920	78.9%

Commercial loans	2,672	99,081	101,753	19.2%	2,122	89,939	92,061	18.7%	2,443	76,644	79,087	17.1%	3,184	70,757	73,941	16.0%	60,820	20.1%
Consumer loans	88	1,623	1,711	0.3%	108	1,868	1,976	0.4%	143	2,010	2,153	0.4%	193	3,528	3,721	0.8%	3,074	1.0%
Gross loans	71,321	459,840	531,161	100.0%	82,588	410,268	492,856	100.0%	95,788	367,820	463,608	100.0%	112,489	350,862	463,351	100.0%	302,814	100.0%

Less deferred fees	7	(1,017)	(1,010)		-	(1,088)	(1,088.00)		-	(554)	(554)		-	(564)	(564)		(548)
Loans, net of deferred fees	$71,328	$458,823	$530,151		$82,588	$409,180	$491,768		$95,788	$367,266	$463,054		$112,489	$350,298	$462,787		$302,266

As of December 31, 2012, substantially all non-covered and covered loans were to customers located in Virginia and Maryland.  We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

At December 31, 2012 we had $97.4 million in covered and non-covered owner-occupied commercial real estate loans, and we had $161.3 million in covered and non-covered non-owner occupied commercial real estate loans including multi-family residential loans and loans secured by farmland.

The following table sets forth the contractual maturity ranges of the covered and non-covered commercial and construction and land development loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2012 (in thousands):

		After 1 Year
		Through 5 Years		After 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total

Construction and land development	$23,345	$21,260	$-	$1,093	$509	$46,207
Commercial	52,395	12,289	9,672	3,803	23,594	101,753
Total	$75,740	$33,549	$9,672	$4,896	$24,103	$147,960

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

We maintain updated appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans.  In instances where appraisals reflect reduced collateral values, we make an evaluation of the borrower’s overall financial condition to determine the need, if any, for possible specific impairment or write-down to their net realizable values.  If foreclosure occurs, we record other real estate owned at the lower of our recorded investment in the loan or fair value less our estimated costs to sell.

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

The following table presents a comparison of non-covered nonperforming assets as of December 31, (in thousands):

	2012	2011	2010	2009	2008
			(As Restated)	(As Restated)
Nonaccrual loans	$7,628	$4,541	$9,585	$5,734	$1,233
Loans past due 90 days and accruing interest	-	32	-	-	135
Total nonperforming loans	7,628	4,573	9,585	5,734	1,368
Other real estate owned	13,200	13,620	3,901	2,796	3,434
Total nonperforming assets	$20,828	$18,193	$13,486	$8,530	$4,802

SBA guaranteed amounts included in nonaccrual loans	$2,607	$2,462	$1,410	$1,544	$100

Allowance for non-covered loan losses to nonperforming loans	91.33%	137.66%	58.41%	90.20%	308.33%
Allowance for non-covered loan losses to total non-covered loans	1.52%	1.54%	1.52%	1.48%	1.40%
Nonperforming assets to total non-covered assets	3.20%	3.44%	2.75%	1.74%	1.11%
Nonperforming assets excluding SBA guaranteed loans
to total non-covered assets	2.80%	2.98%	2.46%	1.42%	1.09%
Nonperforming assets to total non-covered loans and OREO	4.41%	4.30%	3.63%	2.42%	1.59%
Nonperforming assets excluding SBA guaranteed loans
to total non-covered loans and OREO	3.86%	3.72%	3.25%	1.98%	1.56%

Covered nonperforming assets are not included in the table above because the carrying value includes a component for credit losses (the nonaccretable yield).

During the year ended December 31, 2012, we modified four loans in troubled debt restructurings with unpaid principal balances totaling $4.3 million as follows:

Residential 1-4 Family Mortgage	3 loans	$2.8 million
Construction and Land Loans	1 loan	$1.5 million

All of these loans were restructured by reducing the interest rates and modifying other terms. These loans continue to accrue interest. There is no additional commitment to lend to these four borrowers.

It is Sonabank’s practice to concurrently charge off collateral dependent loans at the time loan impairment is recognized.  Charge offs on loans individually evaluated for impairment totaled approximately $2.6 million during 2012.

The following table presents covered nonperforming assets as of December 31, (in thousands):

	2012	2011	2010	2009
Nonaccrual loans	$3,569	$3,340	$2,048	$5,080
Loans past due 90 days and accruing interest	-	136	234	-
Total nonperforming loans	3,569	3,476	2,282	5,080
Other real estate owned	636	636	676	740
Total nonperforming assets	$4,205	$4,112	$2,958	$5,820

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

The allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable incurred losses in the loan portfolio in the normal course of business.  This estimate is based on average historical losses within the various loan types that compose our portfolio as well as an estimate of the effect that other known factors such as the economic environment within our market area will have on net losses. Due to the uncertainty of risks in the loan portfolio, we have established an unallocated portion of the allowance which management believes is prudent and consistent with regulatory requirements.  The allowance is also subject to regulatory examinations and determination by the regulatory agencies as to the appropriate level of the allowance.

Our loan review program is conducted by the Chief Risk Officer and a third party consultant who reports directly to the Audit Committee of the Board of Directors. In 2012, more than 50% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2011 was reviewed by the third party consultant. In 2013, we plan to have the third party consultant review at least 50% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2012, and another 30% will be done by internal loan review. The purpose of loan review is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the bank’s credit policy and regulatory guidance.  Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.

The following table presents an analysis of the allowance for covered and non-covered loan losses for the periods indicated (in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
			(As Restated)
Balance, beginning of period	$6,295	$5,599	$5,172	$4,218	$3,476
Provision charged to operations	6,195	8,492	9,025	6,538	1,657
Recoveries credited to allowance	782	199	167	157	8
Total	13,272	14,290	14,364	10,913	5,141
Loans charged off:
Real estate - commercial	1,331	1,163	1,650	790	65
Real estate - construction, land and
other	2,119	460	3,718	-	-
Real estate - residential 1-4 family	1,071	2,341	2,038	1,086	738
Commercial	1,676	3,975	1,278	3,852	120
Consumer	9	56	81	13	-
Total loans charged off	6,206	7,995	8,765	5,741	923
Balance, end of period	$7,066	$6,295	$5,599	$5,172	$4,218

Net charge-offs to average loans, net
of unearned income	1.03%	1.63%	1.86%	1.65%	0.32%

In 2011, our provision for loan losses included $1.7 million in impairment and subsequent charge offs for four related loans collateralized by the borrower’s accounts receivable when it became apparent that much of the receivables were not collectible due to a dispute between our client and its primary customer. This dispute had been in litigation until near the end of the first quarter of 2012.

Please refer to “Item 8 –. Financial Statements and Supplementary Data”, Footnote 4, for information regarding the allocation of the allowance for loan losses among various categories of loans.

We believe that the allowance for loan losses at December 31, 2012 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio.  Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses.

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

Our securities portfolio is managed by our president and our treasurer, both of whom have significant experience in this area, with the concurrence of our Asset/Liability Committee. In addition to our president (who is chairman of the Asset/Liability Committee) and our treasurer, this committee is comprised of two outside directors. Investment management is performed in accordance with our investment policy, which is approved annually by the Asset/Liability Committee and the board of directors. Our investment policy addresses our investment strategies, approval process, approved securities dealers and authorized investments. Our investment policy authorizes us to invest in:

●	Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) mortgage-backed securities (MBS)
●	Collateralized mortgage obligations

●	Treasury securities
●	SBA guaranteed loan pools
●	Agency securities
●	Obligations of states and political subdivisions
●	Pooled trust preferred securities comprised of a minimum of 80% bank collateral with an investment grade rating or a minimum of 60% bank collateral with a AAA rating at purchase
●	Other corporate debt securities rated Aa3/AA- or better at purchase

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

Obligations of states and political subdivisions (municipal securities) are purchased with consideration of the current tax position of the Bank.  In-state (Virginia) municipal bonds will be favored when they present better relative value than comparable out-of-state municipal bonds.  Both taxable and tax-exempt municipal bonds may be purchased, but only after careful assessment of the market risk of the security.  Appropriate credit evaluation must be performed prior to purchasing municipal bonds with particular focus on non-rated or low-rated securities.

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

We classify our securities as either: “held-to-maturity” or “available-for-sale.” Debt securities that Southern National has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Securities classified as available for sale are those debt and equity securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors.  Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Securities totaling $84.8 million were in the held to maturity portfolio at December 31, 2012, compared to $35.1 million at December 31, 2011. Securities totaling $2.4 million were in the available for sale portfolio at December 31, 2012, compared to $9.9 million at December 31, 2011.

As of December 31, 2012, we owned pooled trust preferred securities as follows (in thousands):

										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$6,877	$6,200	$4,135	$117,400	$290
MMCF III B	Senior Sub	A3	A-	Ba1	CC	425	416	261	27,000	9
						7,302	6,616	4,396		$299

										Cumulative	Cumulative
Other Than Temporarily Impaired:										Other Comprehensive Loss (2)	OTTI Related to Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	422	502	134,100	723	$355
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,116	56	67	202,705	767	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	100	208,000	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,073	27	241	96,682	355	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	453	83,225	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,187	29	665	229,100	599	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,121	118	499	71,150	823	1,180
						14,186	1,127	2,527		$4,288	$8,771

Total						$21,488	$7,743	$6,923

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

We recognized OTTI charges of $717 thousand during 2012 compared to OTTI charges related to credit on the trust preferred securities totaling $329 thousand and $151 thousand for the years ended December 31, 2011 and 2010, respectively.

For additional information regarding investment securities refer to “Item 8 –. Financial Statements and Supplementary Data”, Footnote 3.

The following table sets forth the amortized cost and estimated fair value of our investment securities by contractual maturity at December 31, 2012.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Securities Available for Sale
			Weighted
	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due after ten years	$2,309	$2,289	2.62%
FHLMC preferred stock	16	102	0.00%
	$2,325	$2,391	2.60%

	Securities Held to Maturity
			Weighted
	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Residential government-sponsored mortgage-backed securities
Due after five years through ten years	$1,649	$1,785	5.47%
Due after ten years	33,726	35,149	2.58%
Total residential government-sponsored mortgage-backed securities	35,375	36,934	2.71%

Residential government-sponsored collateralized mortgage obligations
Due after ten years	5,444	5,525	1.68%
Other residential collateralized mortgage obligations
Due after ten years	817	793	2.63%
Total collateralized mortgage obligations	6,261	6,318	1.80%

Government-sponsored agency securities
Due after ten years	29,983	30,031	2.92%

Obligations of states and political subdivisions	4,689	4,621	1.87%
Due after ten years

Trust preferred securities
Due after ten years	7,743	6,923	0.99%
	$84,051	$84,827	2.51%

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

Total deposits were $551.0 million at December 31, 2012 compared to $461.1 million at December 31, 2011. Certificates of deposit increased $49.9 million during 2012, and money market account increased $14.3 million during 2012. We had no brokered certificates of deposit at December 31, 2012 and 2011. Noninterest-bearing deposits were $49.6 million at December 31, 2012 and $32.6 million at December 31, 2011.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Noninterest-bearing deposits	$42,244		$31,642		$31,415
Interest-bearing deposits:
Savings accounts	8,143	0.59%	6,035	0.59%	5,056	0.65%
Money market accounts	161,048	0.75%	148,569	0.87%	165,211	1.71%
NOW accounts	19,437	0.31%	15,898	0.27%	15,447	0.28%
Time deposits	283,507	1.31%	233,387	1.55%	233,831	1.83%
Total interest-bearing deposits	472,135	1.07%	403,889	1.23%	419,545	1.71%
Total deposits	$514,379		$435,531		$450,960

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

We use borrowed funds, primarily on a short term basis, to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. One source of these borrowed funds is securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transactions, and may require additional collateral based on the fair value of the underlying securities pledged. We engage in these transactions with retail customers and with established third parties, primarily large securities brokerage firms. We also are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time to as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2012 and 2011, total FHLB borrowings were $50.3 million and $33.5 million, respectively. At December 31, 2012 we had $108.4 million of unused and available FHLB lines of credit. For additional detail regarding borrowed funds, refer to “Item 8 –. Financial Statements and Supplementary Data”, Footnotes 10 and 11.

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

We use a duration gap of equity approach to manage our interest rate risk, and we review quarterly interest sensitivity reports prepared for us by FTN Financial using the Sendero ALM Analysis System.  This approach uses a model which generates estimates of the change in our economic value of equity (EVE) over a range of interest rate scenarios.  EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts using standard industry assumptions about estimated loan prepayment rates, reinvestment rates and deposit decay rates.

During the fourth quarter of 2012, we converted to an enhanced model with FTN Financial that uses detailed data on loans and deposits that is extracted directly from the loan and deposit applications and requires more detailed assumptions about interest rates on new volumes.  The new model also accommodates the analysis of floors, ceilings, etc. on a loan-by-loan basis.  The greater level of input detail provides more meaningful reports compared to the summarized input data previously used.

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of December 31, 2012 and as of December 31, 2011, and all changes are within our ALM Policy guidelines:

	Sensitivity of Economic Value of Equity
	As of December 31, 2012

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$105,710	$(11,198)	-9.58%	14.60%	102.46%
Up 300	107,601	(9,307)	-7.96%	14.87%	104.29%
Up 200	110,442	(6,466)	-5.53%	15.26%	107.04%
Up 100	115,426	(1,482)	-1.27%	15.95%	111.87%
Base	116,908	-	0.00%	16.15%	113.31%
Down 100	111,153	(5,755)	-4.92%	15.36%	107.73%
Down 200	111,252	(5,656)	-4.84%	15.37%	107.83%

	Sensitivity of Economic Value of Equity
	As of December 31, 2011

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$94,069	$(6,103)	-6.09%	15.39%	94.97%
Up 300	95,562	(4,610)	-4.60%	15.63%	96.48%
Up 200	97,934	(2,238)	-2.23%	16.02%	98.87%
Up 100	98,965	(1,207)	-1.20%	16.19%	99.91%
Base	100,172	-	0.00%	16.38%	101.13%
Down 100	96,052	(4,120)	-4.11%	15.71%	96.97%
Down 200	94,524	(5,648)	-5.64%	15.46%	95.43%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2012 and December 31, 2011 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of December 31, 2012

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$34,211	$6,829	4.93%	0.97%
Up 300	32,008	4,626	4.62%	0.66%
Up 200	29,925	2,543	4.33%	0.37%
Up 100	28,423	1,041	4.11%	0.15%
Base	27,382	-	3.96%	0.00%
Down 100	27,663	281	4.00%	0.04%
Down 200	27,755	373	4.02%	0.06%

	Sensitivity of Net Interest Income
	As of December 31, 2011

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$28,323	$2,593	5.16%	0.46%
Up 300	27,654	1,924	5.04%	0.34%
Up 200	27,021	1,291	4.93%	0.23%
Up 100	26,286	556	4.80%	0.10%
Base	25,730	-	4.70%	0.00%
Down 100	26,408	678	4.82%	0.12%
Down 200	26,405	675	4.82%	0.12%

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in EVE requires the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  Accordingly, although the EVE tables and Sensitivity of Net Interest Income (NII) tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net worth and net interest income.  Sensitivity of EVE and NII are modeled using different assumptions and approaches.  In the low interest rate environment that currently exists, limitations on downward adjustments for interest rates, particularly as they apply to deposits, can and do result in anomalies in scenarios that are unlikely to occur due to the current low interest rate environment.

Liquidity and Funds Management

The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and the sale of available for sale investment securities. In addition, we maintain lines of credit from the Federal Home Loan Bank of Atlanta and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers.  For additional information about borrowings and anticipated principal repayments refer to the discussion about Contractual Obligations below and “Item 8 –. Financial Statements” and Supplementary Data, Footnotes 10 and 11.

We prepare a cash flow forecast for one year with the first three months prepared on a weekly basis and on a monthly basis thereafter. The projections will incorporate all scheduled maturities of loans excluding impaired loans and all scheduled maturities of out of area certificates of deposit. In addition, prepayments on investment securities will be estimated by using a projection produced by our bond accounting system. To estimate loan growth over the one year period, the projection will incorporate the scheduled loan closings in the Loan Pipeline Report along with other management estimates.

During the year ended December 31, 2012, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2012, we had $82.5 million of unfunded lines of credit and undisbursed construction loan funds. We had no approved loan commitments at December 31, 2012. The amount of certificate of deposit accounts maturing in 2013 is $183.9 million as of December 31, 2012. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

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

Under the FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Under that statute, the FDIC has promulgated regulations setting the levels at which an insured institution such as the bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The bank is classified “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. See “Supervision and Regulation—Capital Requirements.”

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of Southern National and the Bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum
	Required for
	Capital		Actual Ratio at
	Adequacy	To Be Categorized	December 31,
	Purposes	as Well Capitalized	2012	2011

Southern National
Tier 1 risk-based capital ratio	4.00%	6.00%	18.33%	19.37%
Total risk-based capital ratio	8.00%	10.00%	19.57%	20.61%
Leverage ratio	4.00%	5.00%	13.69%	14.89%
Sonabank
Tier 1 risk-based capital ratio	4.00%	6.00%	18.18%	18.62%
Total risk-based capital ratio	8.00%	10.00%	19.43%	19.87%
Leverage ratio	4.00%	5.00%	13.59%	14.31%

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this Annual Report on Form 10-K concerning Southern National have been prepared in accordance with U. S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Many factors impact interest rates, including the Federal Reserve, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets. Like most financial institutions, changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities, which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings.

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

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2012.  The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.

	Contractual Obligations
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	( in thousands)
Certificates of deposit (1)	$183,875	$114,002	$7,831	$-	$305,708
Securities sold under agreements to repurchase	13,411	-	-	-	13,411
FHLB short-term advances	20,000	-	-	-	20,000
FHLB long-term advances	-	5,250	25,000	-	30,250
Operating leases	1,929	3,304	1,521	865	7,619
Total	$219,215	$122,556	$34,352	$865	$376,988

(1)  Certificates of deposit give customers rights to early withdrawal.  Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit written are conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $10.3 million and $6.5 million as of December 31, 2012 and 2011, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We evaluate each customer’s creditworthiness on a case-by-case basis.  At December 31, 2012 and 2011, we had unfunded loan commitments approximating $82.5 million and $107.3 million, respectively.

Item 7A. - Quantitative and Qualitative Disclosures about Market Risk

This information is incorporated herein by reference from “Item 7-. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Item 8. – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Southern National Bancorp of Virginia, Inc.:

We have audited the accompanying consolidated balance sheets of Southern National Bancorp of Virginia, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated financial statements of the Company as of December 31, 2010 were audited by other auditors whose report dated March 15, 2011, expressed an unqualified opinion on those statements, before the restatement described in note 2 to the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company  as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s  internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP

McLean, Virginia
March 5, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Southern National Bancorp of Virginia, Inc.:

We have audited Southern National Bancorp of Virginia, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting (Item 9A(2)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Southern National Bancorp of Virginia, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southern National Bancorp of Virginia, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 5, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
March 5, 2013

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
	December 31,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$4,553	$2,432
Interest-bearing deposits in other financial institutions	34,647	2,603
Total cash and cash equivalents	39,200	5,035

Securities available for sale, at fair value	2,391	9,905

Securities held to maturity, at amortized cost (fair value of $84,827 and $34,464, respectively)	84,051	35,075

Covered loans	71,328	82,588
Non-covered loans	458,823	409,180
Total loans	530,151	491,768
Less allowance for loan losses	(7,066)	(6,295)
Net loans	523,085	485,473

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,212	6,653
Bank premises and equipment, net	6,552	6,350
Goodwill	9,160	9,160
Core deposit intangibles, net	1,280	1,995
FDIC indemnification asset	6,735	7,537
Bank-owned life insurance	17,782	17,575
Other real estate owned	13,836	14,256
Deferred tax assets, net	8,174	6,255
Other assets	5,354	6,104

Total assets	$723,812	$611,373

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing demand deposits	$49,644	$32,582
Interest-bearing deposits:
NOW accounts	22,774	17,497
Money market accounts	163,233	148,959
Savings accounts	9,618	6,273
Time deposits	305,708	255,784
Total interest-bearing deposits	501,333	428,513
Total deposits	550,977	461,095

Securities sold under agreements to repurchase and other
short-term borrowings	33,411	17,736
Federal Home Loan Bank (FHLB) advances	30,250	30,000
Other liabilities	5,998	3,491
Total liabilities	620,636	512,322

Commitments and contingencies (see note 15)	-	-

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares;
no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares;
issued and outstanding, 11,590,212 shares at December 31, 2012 and 2011	116	116
Additional paid in capital	96,840	96,645
Retained earnings	9,201	5,472
Accumulated other comprehensive loss	(2,981)	(3,182)
Total stockholders’ equity	103,176	99,051

Total liabilities and stockholders’ equity	$723,812	$611,373

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)

		For the Years Ended
		December 31,
	2012	2011	2010
			(As Restated)
Interest and dividend income :
Interest and fees on loans	$35,246	$31,278	$33,450
Interest and dividends on taxable securities	1,940	1,914	2,635
Interest and dividends on tax exempt securities	16	-	-
Interest and dividends on other earning assets	359	231	205
Total interest and dividend income	37,561	33,423	36,290
Interest expense:
Interest on deposits	5,036	4,980	7,172
Interest on borrowings	792	1,107	1,341
Total interest expense	5,828	6,087	8,513

Net interest income	31,733	27,336	27,777

Provision for loan losses	6,195	8,492	9,025
Net interest income after provision
for loan losses	25,538	18,844	18,752

Noninterest income (loss):
Account maintenance and deposit service fees	832	833	900
Income from bank-owned life insurance	797	1,336	554
Gain on sale of SBA loans	657	395	-
Bargain purchase gain on acquisitions	3,484	-	-
Net gain (loss) on other assets	14	-	-
Net gain (loss) on other real estate owned	(2,632)	(297)	(274)
Gain on sales of available for sale securities	274	-	142
Total other-than-temporary impairment losses (OTTI)	(721)	(329)	(288)
Portion of OTTI recognized in other comprehensive income (before taxes)	4	-	-
Net credit related OTTI recognized in earnings	(717)	(329)	(288)
Other	254	207	341

Total noninterest income	2,963	2,145	1,375

Noninterest expenses:
Salaries and benefits	7,993	6,787	6,186
Occupancy expenses	2,778	2,240	2,101
Furniture and equipment expenses	621	556	591
Amortization of core deposit intangible	893	919	943
Virginia franchise tax expense	582	686	735
FDIC assessment	565	522	705
Data processing expense	634	546	587
Telephone and communication expense	603	392	403
Change in FDIC indemnification asset	651	(99)	(60)
Merger expenses	360	-	-
Other operating expenses	3,137	2,347	2,006
Total noninterest expenses	18,817	14,896	14,197
Income before income taxes	9,684	6,093	5,930
Income tax expense	3,115	1,692	1,876
Net income	$6,569	$4,401	$4,054
Other comprehensive income:
Unrealized gain on available for sale securities	$8	$103	$261
Realized amount on available for sale securities sold, net	(274)	-	(142)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	676	133	238
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for sale	(105)	(5)	(123)
Net unrealized gain	305	231	234
Tax effect	104	79	79
Other comprehensive income	201	152	155
Comprehensive income	$6,770	$4,553	$4,209
Earnings per share, basic and diluted	$0.57	$0.38	$0.35

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - January 1, 2010 (As Restated)	$116	$96,444	$(2,983)	$(3,489)	$90,088
Comprehensive income:
Net income			4,054		4,054
Change in unrealized loss on securities available for sale
(net of tax, $40)				79	79
Change in unrecognized loss on securities held to maturity
for which a portion of OTTI has been recognized (net of tax,
$39 and accretion, $123 and amounts recorded into other
comprehensive income at transfer)				76	76
Stock-based compensation expense		82			82
Additional cost of 2009 common stock issuance		(48)			(48)

Balance - December 31, 2010 (As Restated)	116	96,478	1,071	(3,334)	94,331
Comprehensive income:
Net income			4,401		4,401
Change in unrealized loss on securities available for sale
(net of tax, $35)				68	68
Change in unrecognized loss on securities held to maturity
for which a portion of OTTI has been recognized (net of tax,
$44 and accretion, $5 and amounts recorded into other
comprehensive income at transfer)				84	84
Stock-based compensation expense		167			167

Balance - December 31, 2011	116	96,645	5,472	(3,182)	99,051
Comprehensive income:
Net income			6,569		6,569
Change in unrealized loss on securities available for sale
(net of tax benefit, $90)				(176)	(176)
Change in unrecognized loss on securities held to maturity
for which a portion of OTTI has been recognized (net of tax,
$194 and accretion, $105 and amounts recorded into other
comprehensive income at transfer)				377	377
Dividends on common stock ($.25 per share)			(2,840)		(2,840)
Stock-based compensation expense		195			195

Balance - December 31, 2012	$116	$96,840	$9,201	$(2,981)	$103,176

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

		For the Years Ended
		December 31,
	2012	2011	2010
			(As Restated)
Operating activities:
Net income	$6,569	$4,401	$4,054
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	591	540	537
Amortization of core deposit intangible	893	919	943
Other amortization, net	314	33	109
Accretion of loan discount	(4,127)	(3,272)	(5,781)
Amortization (accretion) of FDIC indemnification asset	651	(99)	(60)
Provision for loan losses	6,195	8,492	9,025
Earnings on bank-owned life insurance	(797)	(536)	(554)
Stock based compensation expense	195	167	82
Bargain purchase gain on acquisition	(3,484)	-	-
Net gain on sale of available for sale securities	(274)	-	(142)
Gain on sale of loans	(657)	(395)	-
Impairment on securities	717	329	288
Net loss on other real estate owned	2,632	297	274
Provision for deferred income taxes	(2,022)	(400)	(1,724)
Net (increase) decrease in other assets	1,069	1,661	(328)
Net increase (decrease) in other liabilities	2,372	1,017	(3,885)
Net cash and cash equivalents provided by operating activities	10,837	13,154	2,838
Investing activities:
Purchases of available for sale securities	(5,437)	-	-
Proceeds from sales of available for sale securities	22,914	-	4,728
Proceeds from paydowns, maturities and calls of available for sale securities	1,318	1,215	2,857
Purchases of held to maturity securities	(34,689)	-	-
Proceeds from paydowns, maturities and calls of held to maturity securities	12,627	9,911	12,892
Loan originations and payments, net	17,301	(49,184)	(3,852)
Proceeds from sale of HarVest loans	7,568	-	-
Proceeds from sale of SBA loans	5,713	4,252	-
Net cash received in HarVest acquisition	47,257	-	-
Purchase of bank-owned life insurance	-	(3,000)	-
Proceeds from cash surrender value of bank-owned life insurance	395	-	-
Net cash received in branch acquisition	-	40,400	-
Net (increase) decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	1,608	(303)	(410)
Payments received on FDIC indemnification asset	335	855	-
Proceeds from sale of other real estate owned	1,466	2,075	2,570
Purchases of bank premises and equipment	(793)	(522)	(1,971)
Net cash and cash equivalents provided by investing activities	77,583	5,699	16,814
Financing activities:
Net decrease in deposits	(50,602)	(12,391)	(24,817)
Cash dividends paid - common stock	(2,840)	-	-
Proceeds from Federal Home Loan Bank advances	55,250	-	5,000
Repayment of Federal Home Loan Bank advances	(71,738)	(5,000)	-
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	15,675	(6,172)	1,888
Additional cost of 2009 common stock issuance	-	-	(48)
Net cash and cash equivalents used in financing activities	(54,255)	(23,563)	(17,977)
Increase (decrease) in cash and cash equivalents	34,165	(4,710)	1,675
Cash and cash equivalents at beginning of period	5,035	9,745	8,070
Cash and cash equivalents at end of period	$39,200	$5,035	$9,745
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$5,933	$6,139	$8,851
Income taxes	2,708	1,435	1,557
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	2,928	12,007	3,209
Transfer from covered loans to other real estate owned	-	82	676

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

Southern National filed a Form 8-K on February 7, 2012, disclosing that it would restate its financial statements for the year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.   Errors were identified in the purchase accounting for the acquisition of Greater Atlantic Bank in December 2009.  (Please refer to Footnote 2).

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

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, Southern National compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Southern National has purchased, primarily through acquisitions, individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination.  These purchased loans are recorded at fair value such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination.  Southern National estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of fair value are recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loans’ or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

In accordance with Accounting Standards Codification 310-30, and based on current information and events, if it becomes probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, Southern National will recalculate the amount of accretable yield for the acquired loans as the excess of the revised cash flows expected to be collected over the sum of (1) the initial investment in the loans less (2) cash collected less (3) write downs, if any plus (4) the amount of yield accreted to date.  The amount of accretable yield will be adjusted by reclassification from non-accretable yield.  This adjustment would be accounted for as a change in estimate with the amount of periodic accretion adjusted over the remaining life of the loans.

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

A loan is considered impaired when, based on current information and events, it is probable that Southern National will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual net loss history experienced by Southern National over the most recent three years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified:  owner occupied commercial real estate, non-owner occupied commercial real estate, construction and land development, commercial loans, 1-4 family residential, and other consumer.  While underwriting practices in this environment are more stringent, the bank estimates the effect of internal factors on future net loss experience to be negligible.  Management’s estimate of the effect of current external economic environmental conditions on future net loss experience is significant in all loan segments and particularly on loans secured by real estate including single family 1-4, non-owner occupied commercial real estate and construction and land development loans.  These factors include excess inventory, generally less demand driven in part by fewer qualified borrowers and buyers.  These considerations have played a significant role in management’s estimate of the adequacy of the allowance for loan and lease losses.

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

Transfers of Financial Assets

We originate loans under the Small Business Administration (SBA) 7(a) and 504 programs.  From time to time we may sell the SBA guaranteed portion of the loans.  When we designate a loan for sale, we classify the loan as held for sale and recognize the loan at the lower of amortized cost or fair value.  We continue to service the sold loans and recognize a servicing asset which is included in other assets in the balance sheet.

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

Goodwill is assessed for potential impairment in the 3rd calendar quarter of each year, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment we will recognize, if any.

In the first step of the two-step goodwill impairment test, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step and calculate the implied fair value of the reporting unit goodwill to determine whether any impairment is required. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the unit’s assets and liabilities as if the unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in the amount of that excess. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experience.

We assess a variety quantitative and qualitative factors in performing our annual assessment, including analyzing various transaction multiples from recent mergers and acquisitions activity for other community banking organizations.   We obtain this transaction data from a 3rd party involved in advising community banks on M&A activities.

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

Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) Stock

The Bank is a member of the FHLB and FRB systems.  Members are required to own a certain amount of stock based on the level of borrowings and other factors.  FHLB and FRB stock is carried at cost, classified as restricted securities,.  Both cash and stock dividends are reported as income.

Impairment of Long-Lived Assets

Premises and equipment, core deposit intangible assets, the FDIC indemnification asset and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

FDIC Indemnification Asset

The acquisition of Greater Atlantic Bank on December 4, 2009 was accounted for under the acquisition method of accounting, and the assets and liabilities were recorded at their estimated fair values.  The FDIC indemnification asset was measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. See Footnote 2 for a discussion of the restatement of the indemnification asset. The indemnification asset represents the present value of cash flows expected to be received from the FDIC for future losses on covered assets based on the expected credit losses estimated for each covered loan or loan pool and the loss sharing percentages at the acquisition date.  Cash flows are discounted at a market-based rate to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC.  The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. We continuously evaluate our estimates of expected losses on the covered loans.  During 2012, and based on the actual historical losses on the loan pools over the previous 24 month period, expected losses on the acquired covered loans were lower than previously forecasted which results in a lower expected recovery from the FDIC. As of December 31, 2012, we expect to recover $5.0 million from the FDIC under the indemnification agreement.  The difference between the carrying amount of $6.7 million at December 31, 2012 and the revised receivable amount from the FDIC is amortized over the remaining life of the indemnification agreement.

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

Estimates and Uncertainties

Estimates including the fair value of financial instruments, other than temporary impairment, the provision for loan losses, expected loan performance and recoveries from the FDIC, and the evaluation of the recoverability of goodwill and intangible assets involve uncertainties and matters of significant judgment regarding interest rates, credit risk, repayments and prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2012.  Southern National and its subsidiary file a consolidated U. S. federal tax return and a Virginia state income tax return.  These returns are subject to examination by taxing authorities for all years after 2008.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements in the amount of $1.7 million and $1.2 million at December 31, 2012 and 2011, respectively.  These balances do not earn interest.

Consolidated Statements of Cash Flows

For purposes of reporting cash flows, Southern National defines cash and cash equivalents as cash due from banks and interest-bearing deposits in other banks with maturities less than 90 days.  Net cash flows are reported for customer loan and deposit transactions and short-term borrowings.

Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by Southern National relate solely to outstanding stock options and warrants and are determined using the treasury stock method.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the consolidated statements of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. We will adopt this standard in the first quarter of 2013. The adoption of this standard update is not expected to have a significant impact on our consolidated financial statements.

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

The FASB issued ASU 2012-06, Business Combinations (Topic 805), Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The amendments of this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The amended guidance requires an indemnification asset recognized in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement to be measured on the same basis as the indemnified asset and changes in the indemnification asset to be amortized over the lesser of the term of the indemnification agreement or the remaining life of the indemnified assets. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The guidance will be applied prospectively to any new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption.  Any unamortized balance that exists at the date of adoption also will be amortized over the shorter of the remaining term of the loss-sharing agreement or the remaining life of the indemnified assets.  We early adopted this guidance as permitted.

2.     CORRECTION OF ERRORS RELATED TO PURCHASE ACCOUNTING

In December 2009, we acquired Greater Atlantic Bank from the FDIC.  We identified an error in the calculation of the FDIC indemnification asset and other purchase accounting errors, and on February 7, 2012, we filed a Form 8-K disclosing that we will restate our financial statements for year ended December 31, 2009, the interim quarterly periods and year ended December 31, 2010 and the interim quarterly periods through September 30, 2011.  Our Form 10-K for the year ended December 31, 2011 filed on April 16, 2012 describes the restatement in more detail.

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

Notes (a) through (e) below describe the restatement adjustments to the consolidated statements of comprehensive income and cash flows for the year ended December 31, 2010 presented in the following tables.

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

	Impact on Consolidated Statements of Comprehensive Income
		For the Year Ended
		December 31, 2010
	As Previously
	Reported	As Restated	Adjustment
Interest and dividend income :
Interest and fees on loans	$30,333	$33,450	$3,117	b
Interest and dividends on taxable securities	2,635	2,635	-
Interest and dividends on other earning assets	205	205	-
Total interest and dividend income	33,173	36,290	3,117
Interest expense:
Interest on deposits	7,172	7,172	-
Interest on borrowings	1,341	1,341	-
Total interest expense	8,513	8,513	-

Net interest income	24,660	27,777	3,117

Provision for loan losses	9,025	9,025	-
Net interest income after provision for loan losses	15,635	18,752	3,117

Noninterest income (loss):
Account maintenance and deposit service fees	900	900	-
Income from bank-owned life insurance	554	554	-
Gain on sale of SBA loans	-	-	-
Bargain purchase gain on acquisitions	-	-	-
Net loss on other assets	(274)	(274)	-
Total other-than-temporary impairment losses (OTTI)	(288)	(288)	-
Portion of OTTI recognized in other comprehensive
income (before taxes)	-	-	-
Net credit related OTTI recognized in earnings	(288)	(288)	-
Gain on sales of securities available for sale	142	142	-
Other	341	341	-

Total noninterest income	1,375	1,375	-

Noninterest expenses:
Salaries and benefits	6,186	6,186	-
Occupancy expenses	2,101	2,101	-
Furniture and equipment expenses	591	591	-
Amortization of core deposit intangible	943	943	-
Virginia franchise tax expense	735	735	-
FDIC assessment	705	705	-
Data processing expense	587	587	-
Telephone and communication expense	403	403	-
Change in FDIC indemnification asset	281	(60)	(341)	a
Acquisition expenses	-	-	-
Other operating expenses	1,979	2,006	27	c
Total noninterest expenses	14,511	14,197	(314)
Income (loss) before income taxes	2,499	5,930	3,431
Income tax expense (benefit)	698	1,876	1,178	d
Net income	$1,801	$4,054	$2,253
Other comprehensive income:
Unrealized gain on available for sale securities	$261	$261	$-
Realized amount on securities sold, net	(142)	(142)	-
Non-credit component of other-than-temporary impairment
on held-to-maturity securities	238	238	-
Accretion of amounts previously recorded upon transfer
to held-to-maturity from available-for sale	(123)	(123)	-
Net unrealized gain	234	234	-
Tax effect	79	79	-
Other comprehensive income	155	155	-
Comprehensive income	$1,956	$4,209	$2,253
Earnings per share, basic and diluted	$0.16	$0.35	$0.19

	Impact on Consolidated Statements Cash Flows
	For the Year Ended
	December 31, 2010
	As Previously
	Reported	As Restated	Adjustment
Operating activities:
Net income (loss)	$1,801	$4,054	$2,253
Adjustments to reconcile net income (loss) to net cash and
cash equivalents provided by operating activities:
Depreciation	537	537	-
Amortization of core deposit intangible	943	943	-
Other amortization , net	109	109	-
Accretion of loan discount	-	(5,781)	(5,781)	b
Decrease (increase) in FDIC indemnification asset	281	(60)	(341)	a
Provision for loan losses	9,025	9,025	-
Earnings on bank-owned life insurance	(554)	(554)	-
Stock based compensation expense	82	82	-
Gain on sale of loans	-	-	-
Impairment on securities	288	288	-
Gain on sales of securities	(142)	(142)	-
Gain on branch acquisition	-	-	-
Gain on Greater Atlantic acquisition	-	-	-
Net loss on other real estate owned	274	274	-
Provision for deferred income taxes	-	(1,724)	(1,724)	e
Net (increase) decrease in other assets	(113)	(328)	(215)	e
Net increase (decrease) in other liabilities	(3,912)	(3,885)	27	e
Net cash and cash equivalents provided by operating activities	8,619	2,838	(5,781)
Investing activities:
Purchases of securities available-for-sale	-	-
Proceeds from sales of securities available for sale	4,728	4,728	-
Proceeds from paydowns, maturities and calls of securities available for sale	2,857	2,857	-
Purchases of securities held to maturity	-	-	-
Proceeds from paydowns, maturities and calls of securities held to maturity	12,892	12,892	-
Loan originations and payments, net	(9,633)	(3,852)	5,781	b
Proceeds from sale of SBA loans	-	-	-
Net cash received in branch acquisition	-	-	-
Net cash received in Greater Atlantic acquisition	-	-	-
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(410)	(410)	-
Proceeds from sale of other real estate owned	2,570	2,570	-
Purchases of bank premises and equipment	(1,971)	(1,971)	-
Net cash and cash equivalents provided by investing activities	11,033	16,814	5,781
Financing activities:
Net decrease in deposits	(24,817)	(24,817)	-
Proceeds from Federal Home Loan Bank advances	5,000	5,000	-
Repayment of Federal Home Loan Bank advances	-	-	-
Net increase (decrease) in securities sold under agreement to repurchase and			-
other short-term borrowings	1,888	1,888	-
Issuance of common stock, net of issuance costs	-	-	-
Additional cost of 2009 common stock issuance	(48)	(48)	-
Net cash and cash equivalents used in financing activities	(17,977)	(17,977)	-
Increase (decrease) in cash and cash equivalents	1,675	1,675	-
Cash and cash equivalents at beginning of period	8,070	8,070	-
Cash and cash equivalents at end of period	$9,745	$9,745	$-
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$8,851	$8,851	-
Income taxes	1,557	1,557	-
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	3,209	3,209	-
Transfer from covered loans to other real estate owned	676	676	-

3.       SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
December 31, 2012	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,309	$2	$(22)	$2,289
FHLMC preferred stock	16	86	-	102
Total	$2,325	$88	$(22)	$2,391

	Amortized	Gross Unrealized		Fair
December 31, 2011	Cost	Gains	Losses	Value
SBA guaranteed loan pools	$9,557	$280	$-	9,837
FHLMC preferred stock	16	52	-	68
Total	$9,573	$332	$-	$9,905

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
December 31, 2012	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$35,375	$1,559	$-	$36,934
Residential government-sponsored collateralized mortgage obligations	5,444	81	-	5,525
Government-sponsored agency securities	29,983	52	(4)	30,031
Obligations of states and political subdivisions	4,689	1	(69)	4,621
Other residential collateralized mortgage obligations	817	-	(24)	793
Trust preferred securities	7,743	1,422	(2,242)	6,923
	$84,051	$3,115	$(2,339)	$84,827

	Amortized	Gross Unrecognized		Fair
December 31, 2011	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$26,105	$1,710		$27,815
Residential government-sponsored collateralized mortgage obligations	85	2		87
Other residential collateralized mortgage obligations	957	-	(157)	800
Trust preferred securities	7,928	674	(2,840)	5,762
	$35,075	$2,386	$(2,997)	$34,464

The amortized cost amounts are net of recognized other than temporary impairment.

During 2012, we sold $8.2 million of available for sale SBA pooled securities acquired in the Greater Atlantic Bank transaction resulting in a gain of $287 thousand  and $14.4 million available for sale securities acquired in the HarVest acquisition resulting in a loss of $13 thousand. During 2011, we sold no securities. During 2010, we sold $4.7 million of available-for-sale mortgage-backed securities resulting in gross gains of $142 thousand.

The fair value and amortized cost, if different, of debt securities as of December 31, 2012 by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due after ten years	$42,415	$41,575	$2,309	$2,289
Residential government-sponsored mortgage-backed securities	35,375	36,934	-	-
Residential government-sponsored collateralized mortgage obligations	5,444	5,525	-	-
Other residential collateralized mortgage obligations	817	793	-	-
Total	$84,051	$84,827	$2,309	$2,289

Securities with a carrying amount of approximately $62.3 million and $36.0 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).
Southern National monitors the portfolio for indicators of other than temporary impairment.  At December 31, 2012 and December 31, 2011, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $16.4 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at December 31, 2012.  Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of December 31, 2012. The following tables present information regarding securities in a continuous unrealized loss position as of December 31, 2012 and December 31, 2011 (in thousands) by duration of time in a loss position:

December 31, 2012
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$1,552	$(22)	$-	$-	$1,552	$(22)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Obligations of states and political subdivisions	$4,189	$(69)	$-	$-	$4,189	$(69)
Government-sponsored agency securities	4,996	(4)	-	-	4,996	(4)
Other residential collateralized mortgage obligations	793	(24)	-	-	793	(24)
Trust preferred securities	-	-	4,849	(2,242)	4,849	(2,242)
	$9,978	$(97)	$4,849	$(2,242)	$14,827	$(2,339)

December 31, 2011
	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Other residential collateralized mortgage obligations	$800	$(157)	$-	$-	$800	$(157)
Trust preferred securities	-	-	4,783	(2,840)	4,783	(2,840)
	$800	$(157)	$4,783	$(2,840)	$5,583	$(2,997)

As of December 31, 2012, we owned pooled trust preferred securities as follows (in thousands):

										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$6,877	$6,200	$4,135	$117,400	$290
MMCF III B	Senior Sub	A3	A-	Ba1	CC	425	416	261	27,000	9
						7,302	6,616	4,396		$299

										Cumulative	Cumulative
										Other Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	422	502	134,100	723	$355
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,116	56	67	202,705	767	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	100	208,000	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,073	27	241	96,682	355	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	453	83,225	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,187	29	665	229,100	599	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,121	118	499	71,150	823	1,180
						14,186	1,127	2,527		$4,288	$8,771

Total						$21,488	$7,743	$6,923

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

We recognized OTTI charges of $717 thousand during 2012 compared to OTTI charges related to credit on the trust preferred securities totaling $329 thousand and $151 thousand for the years ended December 31, 2011 and 2010, respectively.

The following table presents a roll forward of the credit losses recognized in earnings for the periods ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,277	$8,002	$7,714
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	717	329	288
Reductions due to realized losses	-	(54)	-
Amount of cumulative other-than-temporary impairment related to credit loss as of December 31	$8,994	$8,277	$8,002

4.           LOANS

Loans, net of unearned income, consist of the following at year end (in thousands):

		Non-covered Loans
	Covered	HarVest	Other	Total	Covered	Non-covered	Total
	Loans (1)	Loans (2)	Loans	Loans	Loans (1)	Loans	Loans
	December 31, 2012				December 31, 2011
Loans secured by real estate:
Commercial real estate - owner-occupied	$4,143	$12,507	$80,781	$97,431	$4,854	$82,450	$87,304
Commercial real estate - non-owner-occupied	10,246	10,895	119,257	140,398	11,243	117,059	128,302
Secured by farmland	-	-	1,479	1,479	-	1,506	1,506
Construction and land loans	1,261	3,949	40,997	46,207	2,883	39,565	42,448
Residential 1-4 family	21,005	15,170	46,149	82,324	25,307	49,288	74,595
Multi- family residential	614	736	18,038	19,388	629	19,553	20,182
Home equity lines of credit	31,292	2,515	6,663	40,470	35,442	9,040	44,482
Total real estate loans	68,561	45,772	313,364	427,697	80,358	318,461	398,819

Commercial loans	2,672	6,214	92,867	101,753	2,122	89,939	92,061
Consumer loans	88	16	1,607	1,711	108	1,868	1,976
Gross loans	71,321	52,002	407,838	531,161	82,588	410,268	492,856

Less deferred fees on loans	7	3	(1,020)	(1,010)	-	(1,088)	(1,088)
Loans, net of deferred fees	$71,328	$52,005	$406,818	$530,151	$82,588	$409,180	$491,768

(1) Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement.
(2) HarVest Loans were acquired in the HarVest transaction and are not covered under an FDIC loss-share agreement.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in evaluation the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.” Non-covered loans included $52.0 million of loans acquired in the HarVest acquisition. Accretable discount on the acquired covered loans and the HarVest loans was $11.7 million and $8.8 million at December 31, 2012 and 2011, respectively.  Accretion recognized in interest income was $3.3 million and $3.3 million for 2012 and 2011, respectively.

The covered loans acquired in the Greater Atlantic transaction are and will continue to be subject to our internal and external credit review. As a result, if and when credit deterioration is noted subsequent to the acquisition date, such deterioration will be measured through our allowance for loan loss calculation methodology and a provision for credit losses will be charged to earnings.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

December 31, 2012	Covered Loans		Non-covered Loans		Total Loans
	Recorded Investment	Allowance for Loan Losses Allocated	Recorded Investment (1)	Allowance for Loan Losses Allocated (3)	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$138	$-	$3,318	$-	$3,456	$-
Commercial real estate - non-owner occupied (2)	2,114	-	1,705	-	3,819	-
Construction and land development	1,108	-	2,981	-	4,089	-
Commercial loans	212	-	5,212	-	5,424	-
Residential 1-4 family	1,555	-	3,368	-	4,923	-
Other consumer loans	-	-	-	-	-	-

Total	$5,127	$-	$16,584	$-	$21,711	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$137	$137	$137	$137
Commercial real estate - non-owner occupied (2)	-	-	1,177	260	1,177	260
Construction and land development	-	-	-		-	-
Commercial loans	-	-	-		-	-
Residential 1-4 family	-	-	5,791	440	5,791	440
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$7,105	$837	$7,105	$837
Grand total	$5,127	$-	$23,689	$837	$28,816	$837

(1) Recorded investment is after cumulative prior charge offs of $4.7 million. These loans also have aggregate SBA guarantees of $2.6 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.

December 31, 2011	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated (3)	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$235	$-	$4,739	$-	$4,974	$-
Commercial real estate - non-owner occupied (2)	1,831	-	3,294	-	5,125	-
Construction and land development	1,062	-	4,825	-	5,887	-
Commercial loans	213	-	10,704	-	10,917	-
Residential 1-4 family	1,355	-	375	-	1,730	-
Other consumer loans	-	-	-	-	-	-

Total	$4,696	$-	$23,937	$-	$28,633	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-
Construction and land development	-	-	1,765	989	1,765	989
Commercial loans	-	-	452	50	452	50
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$2,217	$1,039	$2,217	$1,039
Grand total	$4,696	$-	$26,154	$1,039	$30,850	$1,039

(1) Recorded investment is after cumulative prior charge offs of $5.6 million. These loans also have aggregate SBA guarantees of $2.5 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the years ended December 31, 2012 and 2011 (in thousands):

Year ended 12/31/12	Covered Loans		Non-covered Loans		Total Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$134	$19	$724	$39	$858	$58
Commercial real estate - non-owner occupied (1)	2,101	62	1,942	39	4,043	101
Construction and land development	1,087	101	3,158	95	4,245	196
Commercial loans	210	23	3,836	132	4,046	155
Residential 1-4 family	1,183	29	1,230	49	2,413	78
Other consumer loans	-	-	-	-	-	-

Total	$4,715	$234	$10,890	$354	$15,605	$588

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$270	$21	$270	$21
Commercial real estate - non-owner occupied (1)	-	-	1,345	102	1,345	102
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Residential 1-4 family	-	-	1,783	90	1,783	90
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,398	$213	$3,398	$213
Grand total	$4,715	$234	$14,288	$567	$19,003	$801

(1) Includes loans secured by farmland and multi-family residential loans.

Year ended 12/31/11	Covered Loans		Non-covered Loans		Total Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$187	$19	$2,708	$192	$2,895	$211
Commercial real estate - non-owner occupied (1)	1,788	84	3,294	180	5,082	264
Construction and land development	1,080	103	4,361	241	5,441	344
Commercial loans	216	23	6,980	421	7,196	444
Residential 1-4 family	654	16	287	8	941	24
Other consumer loans	-	-	-	-	-	-

Total	$3,925	$245	$17,630	$1,042	$21,555	$1,287

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	965	30	965	30
Commercial loans	-	-	344	40	344	40
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$1,309	$70	$1,309	$70
Grand total	$3,925	$245	$18,939	$1,112	$22,864	$1,357

(1) Includes loans secured by farmland and multi-family residential loans.

The following table presents the average recorded investment and interest income for impaired loans for the years ended December 31, 2010 (in thousands):

	2010
	Covered Loans	Non-covered Loans	Total
Average of impaired loans during the year	$4,943	$6,082	$11,025
Interest income recognized during impairment	160	165	325

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still accruing by class of loans as of December 31, 2012 and December 31, 2011 (in thousands):

December 31, 2012	Covered Loans		Non-covered Loans		Total Loans
		Loans Past Due		Loans Past Due		Loans Past Due
	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More	Nonaccrual	90 Days or More
	Loans	Still on Accrual	Loans	Still on Accrual	Loans	Still on Accrual
Commercial real estate - owner occupied	$-	$-	$580	$-	$580	$-
Commercial real estate - non-owner occupied (1)	-	-	626	-	626	-
Construction and land development	51	-	1,484	-	1,535	-
Commercial loans	1,963	-	4,469	-	6,432	-
Residential 1-4 family	1,555	-	469	-	2,024	-
Other consumer loans	-	-	-	-	-	-

Total	$3,569	$-	$7,628	$-	$11,197	$-

December 31, 2011	Covered Loans		Non-covered Loans		Total Loans

	Nonaccrual Loans	Loans Past Due 90 Days or More Still on Accrual	Nonaccrual Loans	Loans Past Due 90 Days or More Still on Accrual	Nonaccrual Loans	Loans Past Due 90 Days or More Still on Accrual
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	1,985	136	625	-	2,610	136
Construction and land development	-	-	1,087	-	1,087	-
Commercial loans	-	-	2,772	-	2,772	-
Residential 1-4 family	1,355	-	57	32	1,412	32
Other consumer loans	-	-	-	-	-	-

Total	$3,340	$136	$4,541	$32	$7,881	$168

(1) Includes loans secured by farmland and multi-family residential loans.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $2.6 million and $2.5 million at December 31, 2012 and December 31, 2011, respectively.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2012 and December 31, 2011 (in thousands):

December 31, 2012	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$373	$-	$-	$373	$-	$3,770	$4,143
Commercial real estate - non-owner occupied (1)	151	2,321	-	2,472	-	8,388	10,860
Construction and land development	72	-	-	72	51	1,138	1,261
Commercial loans	143	-	-	143	1,963	566	2,672
Residential 1-4 family	257	-	-	257	1,555	50,485	52,297
Other consumer loans	-	-	-	-	-	88	88

Total	$996	$2,321	$-	$3,317	$3,569	$64,435	$71,321

Non-covered loans:
Commercial real estate - owner occupied	$2,025	$-	$-	$2,025	$580	$90,683	$93,288
Commercial real estate - non-owner occupied (1)	861	-	-	861	626	148,918	150,405
Construction and land development	35	-	-	35	1,484	43,427	44,946
Commercial loans	1,164	191	-	1,355	4,469	93,257	99,081
Residential 1-4 family	3,586	2,888	-	6,474	469	63,554	70,497
Other consumer loans	150	-	-	150	-	1,473	1,623

Total	$7,821	$3,079	$-	$10,900	$7,628	$441,312	$459,840

Total loans:
Commercial real estate - owner occupied	$2,398	$-	$-	$2,398	$580	$94,453	$97,431
Commercial real estate - non-owner occupied (1)	1,012	2,321	-	3,333	626	157,306	161,265
Construction and land development	107	-	-	107	1,535	44,565	46,207
Commercial loans	1,307	191	-	1,498	6,432	93,823	101,753
Residential 1-4 family	3,843	2,888	-	6,731	2,024	114,039	122,794
Other consumer loans	150	-	-	150	-	1,561	1,711

Total	$8,817	$5,400	$-	$14,217	$11,197	$505,747	$531,161

December 31, 2011	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$303	$-	$303	$-	$4,551	$4,854
Commercial real estate - non-owner occupied (1)	-	-	136	136	1,985	9,751	11,872
Construction and land development	-	-	-	-	-	2,883	2,883
Commercial loans	-	-	-	-	-	2,122	2,122
Residential 1-4 family	269	16	-	285	1,355	59,109	60,749
Other consumer loans	5	-	-	5	-	103	108

Total	$274	$319	$136	$729	$3,340	$78,519	$82,588

Non-covered loans:
Commercial real estate - owner occupied	$847	$-	$-	$847	$-	$81,603	$82,450
Commercial real estate - non-owner occupied (1)	140	-	-	140	625	137,353	138,118
Construction and land development	290	39	-	329	1,087	38,149	39,565
Commercial loans	1,022	585	-	1,607	2,772	85,560	89,939
Residential 1-4 family	953	840	32	1,825	57	56,446	58,328
Other consumer loans	2	-	-	2	-	1,866	1,868

Total	$3,254	$1,464	$32	$4,750	$4,541	$400,977	$410,268

Total loans:
Commercial real estate - owner occupied	$847	$303	$-	$1,150	$-	$86,154	$87,304
Commercial real estate - non-owner occupied (1)	140	-	136	276	2,610	147,104	149,990
Construction and land development	290	39	-	329	1,087	41,032	42,448
Commercial loans	1,022	585	-	1,607	2,772	87,682	92,061
Residential 1-4 family	1,222	856	32	2,110	1,412	115,555	119,077
Other consumer loans	7	-	-	7	-	1,969	1,976

Total	$3,528	$1,783	$168	$5,479	$7,881	$479,496	$492,856

(1) Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for non-covered loan and lease losses by class of loan for the years ended December 31, 2012, 2011 and 2010 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Year ended December 31, 2012	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295
Charge offs	(250)	(1,081)	(2,119)	(1,676)	(1,071)	(9)	-	(6,206)
Recoveries	-	261	13	334	85	9		702
Provision	555	1,283	1,709	1,225	1,128	(9)	285	6,176
Ending balance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967

Year ended December 31, 2011
Allowance for loan losses:
Beginning balance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599
Charge offs	(113)	(1,050)	(460)	(3,975)	(2,341)	(56)	-	(7,995)
Recoveries	3	6	5	128	54	3	-	199
Provision	175	790	1,496	3,649	2,309	86	(13)	8,492
Ending balance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295

Year ended December 31, 2010
Allowance for loan losses:
Beginning balance	$948	$1,068	$1,177	$992	$274	$103	$610	$5,172
Charge offs	(650)	(1,000)	(3,718)	(1,278)	(2,038)	(81)	-	(8,765)
Recoveries	-	12	-	128	25	2	-	167
Provision	264	1,185	2,867	2,583	2,738	(15)	(597)	9,025
Ending balance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599

(1) Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for covered loan and lease losses by class of loan for the year ended December 31, 2012 is summarized below (in thousands).  There was no allowance for loan and lease losses for covered loans recorded in 2011 or 2010.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Year ended December 31, 2012	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	36	-	35	-	9	-	80
Provision	-	9	-	8	-	2	-	19
Ending balance	$-	$45	$-	$43	$-	$11	$-	$99

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.

The following table presents the balance in the allowance for non-covered loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of December 31, 2012 and December 31, 20111 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
December 31, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$137	$260	$-	$-	$440	$-	$-	$837
Collectively evaluated for impairment	795	1,214	970	2,110	723	33	285	6,130
Total ending allowance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967

Loans:
Individually evaluated for impairment	$3,455	$2,882	$2,981	$5,212	$9,159	$-	$-	$23,689
Collectively evaluated for impairment	89,833	147,523	41,965	93,869	61,338	1,623	-	436,151
Total ending loan balances	$93,288	$150,405	$44,946	$99,081	$70,497	$1,623	$-	$459,840

December 31, 2011
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$989	$50	$-	$-	$-	$1,039
Collectively evaluated for impairment	627	1,011	378	2,177	1,021	42	-	5,256
Total ending allowance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295

Loans:
Individually evaluated for impairment	$4,739	$3,294	$6,590	$11,156	$375	$-	$-	$26,154
Collectively evaluated for impairment	77,711	134,824	32,975	78,783	57,953	1,868	-	384,114
Total ending loan balances	$82,450	$138,118	$39,565	$89,939	$58,328	$1,868	$-	$410,268

(1) Includes loans secured by farmland and multi-family residential loans.

The following table presents the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of December 31, 2012 (in thousands). There was no allowance for loan losses for covered loans as of December 31, 2011.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
December 31, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	45	-	43	-	11	-	99
Total ending allowance	$-	$45	$-	$43	$-	$11	$-	$99

Loans:
Individually evaluated for impairment	$138	$2,114	$1,108	$212	$1,555	$-	$-	$5,127
Collectively evaluated for impairment	4,005	8,746	153	2,460	50,742	88	-	66,194
Total ending loan balances	$4,143	$10,860	$1,261	$2,672	$52,297	$88	$-	$71,321

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

During the year ended December 31, 2012, we modified four loans in troubled debt restructurings with unpaid principal balances totaling $4.3 million as follows:

Residential 1-4 Family Mortgage	3 loans	$2.8 million
Construction and Land Loans	1 loan	$1.5 million

All of these loans were restructured by reducing the interest rates and modifying other terms. The unpaid principal balance did not change. These loans continue to accrue interest, and these loans have not defaulted subsequent to restructuring. There is no additional commitment to lend to these four borrowers.

At December 31, 2011, there was one construction and land loan modified in a troubled debt restructuring with an unpaid principal balance of $1.1 million.  That loan was transferred to OREO during 2012.

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

As of December 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

December 31, 2012	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$138	$4,005	$4,143	$821	$3,455	$89,012	$93,288	$4,414	$93,017	$97,431
Commercial real estate - non-owner occupied (2)	2,114	8,746	10,860	-	2,882	147,523	150,405	4,996	156,269	161,265
Construction and land development	1,108	153	1,261	-	2,981	41,965	44,946	4,089	42,118	46,207
Commercial loans	212	2,460	2,672	32	5,212	93,837	99,081	5,456	96,297	101,753
Residential 1-4 family	1,555	50,742	52,297	-	9,159	61,338	70,497	10,714	112,080	122,794
Other consumer loans	-	88	88	-	-	1,623	1,623	-	1,711	1,711

Total	$5,127	$66,194	$71,321	$853	$23,689	$435,298	$459,840	$29,669	$501,492	$531,161

December 31, 2011	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$235	$4,619	$4,854	$1,404	$4,739	$76,307	$82,450	$6,378	$80,926	$87,304
Commercial real estate - non-owner occupied (2)	1,831	10,041	11,872	-	3,294	134,824	138,118	5,125	144,865	149,990
Construction and land development	1,062	1,821	2,883	-	6,590	32,975	39,565	7,652	34,796	42,448
Commercial loans	213	1,909	2,122	33	11,156	78,750	89,939	11,402	80,659	92,061
Residential 1-4 family	1,355	59,394	60,749	40	375	57,913	58,328	1,770	117,307	119,077
Other consumer loans		108	108	-	-	1,868	1,868	-	1,976	1,976

Total	$4,696	$77,892	$82,588	$1,477	$26,154	$382,637	$410,268	$32,327	$460,529	$492,856

(1)	Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes SBA guarantees of $2.6 million and $2.5 million as of December 31, 2012 and 2011, respectively.

Purchased Loans

The following table presents the carrying amount of covered purchased impaired and non-impaired loans from the Greater Atlantic Bank acquisition as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012			December 31, 2011
	Purchased	Purchased		Purchased	Purchased
	Impaired	Non-impaired		Impaired	Non-impaired
	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate	$1,977	$13,026	$15,003	$2,121	$14,605	$16,726
Construction and land development	1,108	153	1,261	918	1,965	2,883
Commercial loans	212	2,460	2,672	213	1,909	2,122
Residential 1-4 family	-	52,297	52,297	-	60,749	60,749
Other consumer loans	-	88	88	-	108	108

Total	$3,297	$68,024	$71,321	$3,252	$79,336	$82,588

Changes in the carrying amount and accretable yield for covered purchased impaired and non-impaired loans from the Greater Atlantic Bank acquisition were as follows for the years ended December 31, 2012 and 2011 (in thousands):

	December 31, 2012				December 31, 2011
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at beginning of period	$-	$3,252	$8,785	$79,336	$-	$3,473	$12,102	$92,315
Additions	-	255	-	-	-	-	-	-
Accretion	-	-	(2,627)	2,627	-	-	(3,317)	3,317
Reclassifications from nonaccretable balance	-	-	1,843	-	-	-	-	-
Payments received	-	(210)	-	(13,939)	-	(221)	-	(16,296)
Balance at end of period	$-	$3,297	$8,001	$68,024	$-	$3,252	$8,785	$79,336

The following table presents the carrying amount of non-covered purchased impaired and non-impaired loans from the HarVest acquisition as of December 31, 2012 (in thousands):

	December 31, 2012
	Purchased	Purchased
	Impaired	Non-impaired
	Loans	Loans	Total
Commercial real estate	$382	$23,756	$24,138
Construction and land development	648	3,301	3,949
Commercial loans	-	6,214	6,214
Residential 1-4 family	882	16,803	17,685
Other consumer loans	-	16	16

Total	$1,912	$50,090	$52,002

Changes in the carrying amount and accretable yield for non-covered purchased impaired and non-impaired loans from the HarVest acquisition were as follows for the year ended December 31, 2012 (in thousands):

	December 31, 2012
	Purchased Impaired		Purchased Non-impaired
		Carrying		Carrying
	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans
Balance at beginning
of period	$-	$-	$-	$-
Additions	-	1,935	4,376	63,031
Accretion	-	-	(717)	717
Reclassifications
from nonaccretable
balance	-	-	-	-
Payments received	-	(23)	-	(13,658)
Balance at end of
period	$-	$1,912	$3,659	$50,090

5.            FAIR VALUE

Fair value represents the estimated price at which an orderly transaction to sell an asset or transfer a liability would take place between market participants at the measurement date under current market conditions (an exit price concept). ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets Measured on a Recurring Basis

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,289	$-	$2,289	$-
FHLMC preferred stock	102	102	-	-
Total available-for-sale securities	$2,391	$102	$2,289	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
SBA guaranteed loan pools	$9,837	$-	$9,837	$-
FHLMC preferred stock	68	68	-	-
Total available-for-sale securities	$9,905	$68	$9,837	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 9.67% to 13.55%.   Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the year ended December 31, 2011.  The assumptions used in the analysis included a 4.9% prepayment speed, 5.8% default rate, a 47% loss severity and an accounting yield of 2.65%.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by appraisals or other valuation which is then adjusted for the cost related to liquidation of the collateral.  Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $23.7 million (including SBA guarantees of $2.6 million and HarVest loans of $909 thousand) as of December 31, 2012 with an allocated allowance for loan losses totaling $837 thousand compared to a carrying amount of $26.2 million (including SBA guarantees of $2.5 million) with an allocated allowance for loan losses totaling $1.0 million at December 31, 2011.  Charge offs related to the impaired loans at December 31, 2012 totaled $2.6 million for the year ended December 31, 2012 compared to $3.8 million and $7.5 million for the years ended December 31, 2011 and 2010, respectively.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell.  OREO is further evaluated quarterly for any additional impairment.  Fair value is classified as Level 3 in the fair value hierarchy.  At December 31, 2012, the total amount of OREO was $13.8 million, of which $13.2 million was non-covered (including $744 thousand acquired from HarVest) and $636 thousand was covered.

At December 31, 2011, the total amount of OREO was $14.3 million, of which $13.6 million was non-covered and $636 thousand was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$3,318			$3,318
Commercial real estate - non-owner occupied (1)	2,622			2,622
Construction and land development	2,981			2,981
Commercial loans	5,212			5,212
Residential 1-4 family	8,719			8,719
Impaired covered loans:
Commercial real estate - owner occupied	138			138
Commercial real estate - non-owner occupied (1)	2,114			2,114
Construction and land development	1,108			1,108
Commercial loans	212			212
Residential 1-4 family	1,555			1,555
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	6,484			6,484
Residential 1-4 family	4,913			4,913
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial	79			79

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Trust preferred securities, held to maturity	$32			$32
Impaired non-covered loans:
Commercial real estate - owner occupied	4,739			4,739
Commercial real estate - non-owner occupied (1)	3,294			3,294
Construction and land development	5,601			5,601
Commercial loans	11,106			11,106
Residential 1-4 family	375			375
Impaired covered loans:
Commercial real estate - owner occupied	235			235
Commercial real estate - non-owner occupied (1)	1,831			1,831
Construction and land development	1,062			1,062
Commercial loans	213			213
Residential 1-4 family	1,355			1,355
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,414			1,414
Commercial real estate - non-owner occupied (1)	1,519			1,519
Construction and land development	4,614			4,614
Residential 1-4 family	6,073			6,073
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial	79			79

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		December 31, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$39,200	$39,200	$5,035	$5,035
Securities available for sale	See previous table	2,391	2,391	9,905	9,905
Securities held to maturity	Level 2 & Level 3	84,051	84,827	35,075	34,464
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	6,212	n/a	6,653	n/a
Net non-covered loans	Level 3	451,757	457,906	402,885	400,777
Net covered loans	Level 3	71,328	77,976	82,588	82,079
Accrued interest receivable	Level 1	2,455	2,455	2,118	2,118
FDIC indemnification asset	Level 3	6,735	6,735	7,537	7,537
Financial liabilities:
Demand deposits	Level 1	72,418	72,418	50,079	50,079
Money market and savings accounts	Level 1	172,851	172,851	155,232	155,232
Certificates of deposit	Level 3	305,708	308,160	255,784	258,928
Securities sold under agreements to repurchase and other short-term borrowings	Level 1	33,411	33,411	17,736	17,736
FHLB advances	Level 3	30,250	31,380	30,000	31,293
Accrued interest payable	Level 1	258	258	363	363

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

6.       BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Land	$1,520	$1,520
Building and improvements	3,347	3,346
Leasehold improvements	2,062	1,867
Furniture and equipment	3,205	2,607
	10,134	9,340
Less accumulated depreciation and amortization	3,582	2,990
Bank premises and equipment, net	$6,552	$6,350

Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2012 are as follows (in thousands):

2013	$1,929
2014	1,770
2015	1,534
2016	782
2017	739
Thereafter	865
$7,619

The leases contain options to extend for periods of 2 to 6 years. Rental expense for 2012, 2011 and 2010 was $1.9 million, $1.5 million and $1.4 million, respectively.

7.           GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant.  Goodwill is primarily related to the 2006 acquisition of 1st Service Bank.  Our annual assessment timing is during the third calendar quarter.    For the 2012 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and that it was not necessary to perform the two-step test pursuant to ASC 350-20. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent community bank merger and acquisition transaction metrics provided by a third-party adviser active in community banking merger and acquisition deals.   No impairment was indicated in 2012 or 2011.

The balance of goodwill as of December 31, 2012 and 2011 was $9.2 million.

 Acquired Intangible Assets

Acquired intangible assets were as follows at year end (in thousands):

	December 31, 2012
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Amortizable core deposit intangibles	$6,715	$(5,435)	$1,280

	December 31, 2011
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Amortizable core deposit intangibles	$6,537	$(4,542)	$1,995

Estimated amortization expense of intangibles for the years ended December 31 follows (in thousands):

2013	$467
2014	181
2015	166
2016	124
2017	98
Thereafter	244
$1,280

8.       FDIC INDEMNIFICATION ASSET

The indemnification asset represents our estimate of future expected recoveries under the FDIC loss sharing arrangement for covered loans acquired in the Greater Atlantic Bank acquisition in 2009.  The estimated fair value of the indemnification asset was $8.8 million (as restated) at December 4, 2009, the date of acquisition.   The following table presents changes in the indemnification asset for the periods indicated (in thousands):

	2012	2011
Balance as of January 1	$7,537	$8,293
Payments from FDIC	(335)	(803)
Reforecasting adjustment (1)	184	-
Accretion (amortization)	(651)	47
Balance as of December 31	$6,735	$7,537

(1)	Represents an increase in the carrying value of the indemnification asset resulting from increased reforecasted losses in individual covered loans and covered loan pools.

During 2012, we completed an updated assessment of expected losses on the covered loans for purposes of estimating the FDIC indemnification asset.  As of December 31, 2012, we expect to recover $5.0 million from the FDIC under the indemnification agreement.  The difference between the carrying amount of $6.7 million and the estimated recovery is being amortized over the remaining life of the indemnification agreement.

9.       DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011 was $182.8 million and $180.5 million, respectively.  At December 31, 2012, the scheduled maturities of time deposits are as follows (in thousands):

2013	$183,875
2014	87,607
2015	26,395
2016	5,523
2017	2,308
$305,708

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2012 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$18,716	$19,592	$65,406	$79,081	$182,795

At December 31, 2012 and 2011, we had no brokered certificates of deposit, and we had brokered money market deposits of $10.2 million.

10.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (FHLB) overnight advances, other FHLB advances maturing with one year, federal funds purchased and securities sold under agreements to repurchase that mature within one year, which are secured transactions with customers or broker/dealers.  Other short-term borrowings consist of the following (in thousands):

	2012	2011	2010

FHLB overnight advances	$-	$3,500	$-
Other short-term FHLB advances maturing 1/14/2013	20,000	-	-
Securities sold under agreements to repurchase	13,411	14,236	23,908
Total	$33,411	$17,736	$23,908

Weighted average interest rate at year end	0.37%	0.62%	0.76%

For the periods ended December 31, 2012, 2011 and 2010:
Average outstanding balance	$20,353	$20,472	$22,249
Average interest rate during the year	0.59%	0.74%	0.95%

Maximum month-end outstanding balance	$33,411	$34,652	$25,932

Investment securities in the amount of $21.8 million and $24.7 million were pledged as collateral for securities sold under agreements to repurchase at December 31, 2012 and 2011, respectively.

11.        FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the Federal Home Loan Bank were as follows (in thousands):

	2012	2011

FHLB fixed rate advance maturing January 2012 with a rate of 1.20%	$-	$5,000
FHLB fixed rate advance maturing September 2013 with a rate of 3.25% (1)	-	5,000
FHLB fixed rate advance maturing September 2013 with a rate of 3.22% (1)	-	5,000
FHLB fixed rate advance maturing March 2014 with a rate of 3.20% (1)	-	5,000
FHLB fixed rate advance maturing March 2014 with a rate of 3.13% (1)	-	5,000
FHLB fixed rate advance maturing September 2014 with a rate of 3.16% (1)	-	5,000
FHLB fixed rate advance maturing July 2014 with a rate of 0.42%	5,250	-
FHLB fixed rate advance maturing June 2016 with a rate of 1.78%	5,000	-
FHLB fixed rate advance maturing June 2016 with a rate of 1.78%	5,000	-
FHLB fixed rate advance maturing June 2016 with a rate of 2.08%	5,000	-
FHLB fixed rate advance maturing June 2016 with a rate of 2.03%	5,000	-
FHLB fixed rate advance maturing June 2017 with a rate of 2.26%	5,000	-

Total FHLB advances	$30,250	$30,000

(1)	These advances were extinguished in June 2012 and replaced with $25 million of fixed-rate advances with lower interest rates and longer maturities.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity.  Residential 1-4 family mortgage loans in the amount of approximately $51.8 million and $75.1 million were pledged as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) advances as of December 31, 2012 and 2011, respectively.  Home equity lines of credit (HELOCs) in the amount of approximately $33.5 million and $53.1 million were pledged as collateral for FHLB advances at December 31, 2012 and 2011, respectively; Commercial mortgage loans in the amount of approximately $109.8 million and $107.8 million were pledged as collateral for FHLB advances as of December 31, 2012 and 2011, respectively. Investment securities in the amount of $41.3 million and $8.3 million were pledged as collateral for FHLB advances at December 31, 2012 and 2011, respectively.

At December 31, 2012, Sonabank had available collateral to borrow an additional $108.4 million from the FHLB.

12.       INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011 (in thousands):

	2012	2011

Deferred tax assets:
Allowance for loan losses	$2,092	$1,557
Organization costs	181	208
Unearned loan fees and other	349	375
Net operating loss carryover	298	496
Other real estate owned write-downs	1,214	578
FDIC loss share	3,508	4,361
Other than temporary impairment charge	2,903	2,639
Net unrealized loss on securities available for sale	1,529	1,632
Other	459	327
Total deferred tax assets	12,533	12,173
Deferred tax liabilities:
FDIC indemnification asset	2,329	3,193
FDIC gain	886	2,207
Purchase accounting	851	355
Depreciation	293	163

Total deferred tax liabilities	4,359	5,918
Net deferred tax assets	$8,174	$6,255

No valuation allowance was deemed necessary on deferred tax assets in 2012, 2011 or 2010.  Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that Southern National will generate the necessary taxable income in future periods.

At December 31, 2012, Southern National had net operating loss carryforwards of approximately $863 thousand which expire in 2026. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2012, 2011 or 2010.  Southern National and its subsidiary file a consolidated U. S. federal tax return, and Southern National files a Virginia state income tax return.  These returns are subject to examination by taxing authorities for all years after 2008.

The provision for income taxes consists of the following for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
			(Restated)
Current tax expense
Federal	$5,016	$2,049	$3,600
State	121	43	-
Total current tax expense	5,137	2,092	3,600

Deferred tax benefit
Federal	(1,965)	(388)	(1,724)
State	(57)	(12)	-
Total deferred tax benefit	(2,022)	(400)	(1,724)

Total income tax expense	$3,115	$1,692	$1,876

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 34% to pretax income for the years ended December 31, 2012, 2011 and 2010 due to the following (in thousands):

	2012	2011	2010
			(Restated)

Computed expected tax expense at statutory rate	$3,293	$2,072	$2,016
Reduction in tax expense resulting from:
Income from bank-owned life insurance	(271)	(460)	(188)
Other, net	93	80	48

Income tax expense	$3,115	$1,692	$1,876

13.       EMPLOYEE BENEFITS

Southern National has a 401(k) plan that allows employees to make pre-tax contributions for retirement.  The 401(k) plan provides for discretionary matching contributions by Southern National.  Expense for 2012, 2011 and 2010 was $78 thousand, $78 thousand and $95 thousand, respectively.

A deferred compensation plan that covers two executive officers was established in 2007.  Under the plan, the Bank pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest over 10 years, beginning with the individual’s retirement.  A liability is accrued for the obligation under these plans.  The expense incurred for the deferred compensation in 2012, 2011 and 2010 was $234 thousand, $223 thousand and $209 thousand, respectively. The deferred compensation liability was $1.1 million and $826 thousand as of December 31, 2012 and 2011, respectively.

14.          STOCK-BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees.  As of December 31, 2012, options to purchase an aggregate of 302,500 shares of common stock were outstanding and no shares remained available for issuance. The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options.  The purpose of the plan is to afford key employees an incentive to remain in the employ of Southern National and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in Southern National’s future success.  Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date.  The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

Southern National granted 111,750 options during 2012. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model.  The following weighted-average assumptions were used to value options granted in the years indicated:

	2012	2011	2010
Expected life	10 years	10 years	10 years
Expected volatility	35.64%	46.13%	42.47%
Risk-free interest rate	1.65%	3.34%	3.13%
Weighted average fair value per option granted	$3.63	$4.39	$4.08

The risk-free interest rate was developed using the U. S. Treasury yield curve for periods equal to the expected life of the options on the grant date.  An increase in the risk-free interest rate will increase stock compensation expense on future option grants. The dividend yield has had a de minimis impact on the fair value of the awards given the recent initiation of the dividend and the amount.

A summary of the activity in the stock option plan for 2012 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	415,325	$8.06
Granted	111,750	7.68
Forfeited	(14,250)	7.83
Exercised	-	-
Options outstanding, end of period	512,825	$7.98	6.2	$269

Vested or expected to vest	512,825	$7.98	6.2	$269

Exercisable at end of period	251,825	$8.59	3.9	$100

Stock-based compensation expense was $195 thousand, $167 thousand and $82 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, unrecognized compensation expense associated with stock options was $799 thousand which is expected to be recognized over a weighted average period of 3.8 years.

15.           FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $10.3 million and $6.5 million as of December 31, 2012 and 2011, respectively.

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

At December 31, 2012 and 2011, we had unfunded lines of credit and undisbursed construction loan funds totaling $82.5 million and $106.6 million, respectively. We had no approved loan commitments as of December 31, 2012, and we had approved loan commitments of $690 thousand at December 31, 2011.  Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

 16.           EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2012, 2011 and 2010 (in thousands, except per share data):

		Weighted
		Average
	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2012
Basic EPS	$6,569	11,590	$0.57
Effect of dilutive stock options and warrants	-	6	-
Diluted EPS	$6,569	11,596	$0.57

For the year ended December 31, 2011
Basic EPS	$4,401	11,590	$0.38
Effect of dilutive stock options and warrants	-	1	-
Diluted EPS	$4,401	11,591	$0.38

For the year ended December 31, 2010
Basic EPS (as restated)	$4,054	11,590	$0.35
Effect of dilutive stock options and warrants	-	3	-
Diluted EPS	$4,054	11,593	$0.35

There were 589,361 anti-dilutive options and warrants during 2012. There were 558,981 anti-dilutive options and warrants during 2011, and there were 453,522 anti-dilutive options and warrants during 2010.

17.       REGULATORY MATTERS

Southern National and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  At December 31, 2012 and 2011, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for prompt corrective action.

Quantitative measures established by regulation to ensure capital adequacy require Southern National to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2012, that Southern National meets all capital adequacy requirements to which it is subject.

The capital amounts and ratios for Southern National and Sonabank at year end are presented in the following table (in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012
Southern National
Tier 1 risk-based capital ratio	$95,539	18.33%	$20,853	4.00%	$31,280	6.00%
Total risk-based capital ratio	102,048	19.57%	41,707	8.00%	52,133	10.00%
Leverage ratio	95,539	13.69%	27,908	4.00%	34,884	5.00%
Sonabank
Tier 1 risk-based capital ratio	$94,754	18.18%	$20,842	4.00%	$31,264	6.00%
Total risk-based capital ratio	101,260	19.43%	41,685	8.00%	52,106	10.00%
Leverage ratio	94,754	13.59%	27,896	4.00%	34,871	5.00%

2011
Southern National
Tier 1 risk-based capital ratio	$90,718	19.37%	$18,738	4.00%	$28,107	6.00%
Total risk-based capital ratio	96,560	20.61%	37,476	8.00%	46,845	10.00%
Leverage ratio	90,718	14.89%	24,367	4.00%	30,459	5.00%
Sonabank
Tier 1 risk-based capital ratio	$87,176	18.62%	$18,729	4.00%	$28,094	6.00%
Total risk-based capital ratio	93,015	19.87%	37,459	8.00%	46,823	10.00%
Leverage ratio	87,176	14.31%	24,367	4.00%	30,459	5.00%

Southern National’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  During 2013, the Bank could, without prior approval, declare dividends of approximately $11.2 million plus any 2013 net profits retained to the date of the dividend declaration.

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

20.       PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Southern National Bancorp of Virginia, Inc. follows (in thousands):

CONDENSED BALANCE SHEETS
DECEMBER 31,

	2012	2011

ASSETS
Cash	$515	$3,324
Investment in subsidiary	102,391	95,510
Other assets	270	217
Total assets	$103,176	$99,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock	$116	$116
Additional paid in capital	96,840	96,645
Retained earnings	9,201	5,472
Accumulated other comprehensive loss	(2,981)	(3,182)
Total stockholders’ equity	103,176	99,051
Total liabilities and stockholders’ equity	$103,176	$99,051

 CONDENSED STATEMENTS OF INCOME
 FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
 (in thousands)

	2012	2011	2010
			(As Restated)

Equity in undistributed net income of subsidiary	$6,680	$4,483	$4,125

Other operating expenses	168	125	108

Income before income taxes	6,512	4,358	4,017

Income tax benefit	(57)	(43)	(37)

Net income	$6,569	$4,401	$4,054

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
( in thousands)

	2012	2011	2010
			(As Restated)
Operating activities:
Net income	$6,569	$4,401	$4,054
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Equity in undistributed net income of subsidiary	(6,680)	(4,483)	(4,125)
Other, net	142	64	54
Net cash and cash equivalents provided by (used in) operating activities	31	(18)	(17)
Investing activities:
Investment in subsidiary	-	-	48
Net cash and cash equivalents provided by investing activities	-	-	48
Financing activities:
Dividend payment on common stock	(2,840)	-	-
Additional cost of 2009 common stock issuance	-	-	(48)
Net cash and cash equivalents used in financing activities	(2,840)	-	(48)
Decrease in cash and cash equivalents	(2,809)	(18)	(17)
Cash and cash equivalents at beginning of period	3,324	3,342	3,359
Cash and cash equivalents at end of period	$515	$3,324	$3,342

21.       OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive loss balances, net of tax (in thousands):

	Balance at	Current Period	Balance at
	December 31, 2011	Change	December 31, 2012
Unrealized gains (losses) on securities available for sale	$220	$(176)	$44
Unrecognized loss on securities held to maturity for which other than
temporary impairment charges have been taken	(3,045)	446	(2,599)
Unrealized loss on securities available for sale transferred to held to maturity	(357)	(69)	(426)

Total	$(3,182)	$201	$(2,981)

22.       QUARTERLY FINANCIAL DATA (UNAUDITED)

On February 8, 2012, our Audit Committee determined, after discussions with management, that the previously-issued financial statements as of and for the quarters ended March 31, 2011 and 2010, June 30, 2011 and 2010 and September 30, 2011 and 2010 (referred to in the following tables as first quarter, second quarter and third quarter, respectively) should no longer be relied upon because of errors in the purchase accounting for the Greater Atlantic Bank acquisition in December 2009.  Specifically, there was an error in the calculation of the estimated fair value of the FDIC indemnification asset and the amount of the accretable discount on the acquired covered loans.  Other corrections to reported amounts were also necessary. As reported in the Form 10-K for the year ended December 31, 2011, Southern National has restated its 2011 unaudited interim financial statements to correct the effects of these errors.  Footnotes to the 2011 quarterly income statement amounts describe the nature of the error correction.

The following interim unaudited condensed consolidated financial information has been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to SEC form 10-Q and Article 10 of SEC Regulation S-X. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly and year-to-date financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and note thereto for the year ended December 31, 2012 included in this Annual Report on Form 10-K.

Income Statement Information (Unaudited)

	Interest	Net Interest	Income	Net	Earnings Per Share
	Income (a)	Income (a)	Before Taxes (b)	Income (c)	Basic	Diluted
	(dollars in thousands)
2012
First quarter	$9,074	$7,640	$2,750	$1,843	$0.16	$0.16
Second quarter	9,361	7,833	3,215	2,215	0.19	0.19
Third quarter	9,600	8,131	1,787	1,208	0.10	0.10
Fourth quarter	9,526	8,129	1,932	1,303	0.11	0.11

2011
First quarter (as reported)	7,729	6,134	1,648	1,120	0.10	0.10
First quarter (as restated)	8,139	6,544	1,908	1,290	0.11	0.11
First quarter (adjustment)	410	410	260	170	0.01	0.01

Second quarter (as reported)	7,743	6,227	1,533	1,311	0.11	0.11
Second quarter (as restated)	8,092	6,576	1,741	1,448	0.12	0.12
Second quarter (adjustment)	349	349	208	137	0.01	0.01

Third quarter (as reported)	8,394	6,905	1,941	1,303	0.11	0.11
Third quarter (as restated)	8,688	7,199	2,100	1,408	0.12	0.12
Third quarter (adjustment)	294	294	159	105	0.01	0.01

Fourth quarter	8,504	7,017	344	255	0.02	0.02

(a)	Adjustments to interest income and net interest income are related to the corrected accretion of the accretable discount for the acquired loans.
(b)
Adjustments to income (loss) before taxes include the effects of the adjustments in (a) above coupled with the impact of correcting the accretion on the FDIC indemnification asset (presented as change in FDIC indemnification asset in non-interest expense) and the effects of accreting the FDIC clawback liability (presented as other operating expenses in non-interest expense).

(c)	Includes the tax effects of the aforementioned entries at the estimated annualized effective income tax rate applied during the respective reporting periods.

 Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.

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

We utilize a third-party consultant to assist management with purchase accounting valuation matters and the accounting for other non-routine transactions.  We also utilize this consultant to assist management with the accounting for the FDIC indemnification asset and related accounting matters.  Internal controls over financial reporting for non-routine transactions include, but are not limited to:

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

During 2012, there were several non-routine transactions against which we were able to apply and assess the design and effectiveness of the implemented control activities.  The procedures and controls were subjected to testing by internal audit and a report was provided to the Audit Committee.

We continuously evaluate the design and operating effectiveness of our internal controls over the accounting for non-routine transactions.

SNBV believes the processes and procedures that have been put in the place are properly designed and operating effectively to ensure the accuracy of the accounting for non-routine transactions based on the testing that has occurred and the review and observations by management as of December 31, 2012, and the previously reported material weakness has been remediated.

Item 9B. – Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance — Committees of the Board of Directors— Audit Committee, “Corporate Governance —  Director Nominations Process” and “Corporate Governance — Code of Ethics” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 pursuant to Regulation 14A under the Exchange Act (the “2012 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information under the captions “Executive Compensation and Other Matters,” “Director Compensation” and “Compensation Committee Report on Executive Compensation” in the 2013 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders” in the 2013 Proxy Statement is incorporated herein by reference in response to this item.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Party Transactions” in the 2013 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services

The information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2013 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income - Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows -Years ended December 31, 2012, 2011 and 2010

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
2.1
Purchase and Assumption Agreement - Whole Bank - All Deposits, by and among the Federal Deposit Insurance Corporation, as Receiver of HarVest Bank of Maryland, Gaithersburg, Maryland, the Federal Deposit Insurance Corporation and Sonabank, dated as of April 27, 2012 (incorporated by reference to Exhibit 2.1 to Southern National’s Current Report on Form 8-K filed on May 3, 2012)

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
Form of Change in Control Agreement with Georgia S. Derrico and R. Roderick Porter (incorporated herein by reference to Exhibit 10.2 to Southern National’s Registration Statement on Form S-1 (Registration No. 333- 136285))

10.3+	Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Southern National’s Registration Statement on Form S-1/A (Registration No. 333-162467))

10.4+	Supplemental Executive Retirement Plan for Georgia Derrico (incorporated herein by reference to Exhibit 10.4 to Southern National’s Registration Statement on Form S-1/A (Registration No. 333-162467))

10.5+	Supplemental Executive Retirement Plan for Rod Porter (incorporated herein by reference to Exhibit 10.5 to Southern National’s Registration Statement on Form S-1/A (Registration No. 333-162467))

10.6+	Southern National Bancorp of Virginia, Inc. 2010 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Southern National’s Registration Statement on Form S-8 (Registration No. 333- 166511))

10.7+	Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to Southern National’s Registration Statement on Form S-8 (Registration No. 333- 166511))

11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 15 of the notes to consolidated financial statements included in this Annual Report on Form 10-K

21.0*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Southern National Bancorp of Virginia, Inc.

By:	/s/ Georgia S. Derrico	Date: March 5, 2013
Georgia S. Derrico
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William H. Lagos	Date: March 5, 2013
William H. Lagos
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2013

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