Form 10-Q
period 2013-03-31
Southern National Bancorp of Virginia Inc
filed 2013-05-10
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 3, 2013, there were 11,590,212 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-Q
March 31, 2013

INDEX
		PAGE
	PART 1 - FINANCIAL INFORMATION

Item 1 -	Financial Statements
	Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	2
	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012	3
	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	5
	Notes to Consolidated Financial Statements	6- 24

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25- 36

	Item 3 – Quantitative and Qualitative Disclosures about Market Risk	37-40

	Item 4 – Controls and Procedures	41

	PART II - OTHER INFORMATION

	Item 1 – Legal Proceedings	41

	Item 1A – Risk Factors	41

	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 3 – Defaults Upon Senior Securities	41

	Item 4 – Mine Safety Disclosures	41

	Item 5 – Other Information	41

	Item 6 - Exhibits	42

	Signatures	43

	Certifications	44-46

ITEM I - FINANCIAL INFORMATION
PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts) (Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,945	$4,553
Interest-bearing deposits in other financial institutions	51,568	34,647
Total cash and cash equivalents	54,513	39,200

Securities available for sale, at fair value	2,229	2,391

Securities held to maturity, at amortized cost (fair value of $81,710 and $84,827, respectively)	81,971	84,051

Covered loans	65,794	71,328
Non-covered loans	444,225	458,823
Total loans	510,019	530,151
Less allowance for loan losses	(7,218)	(7,066)
Net loans	502,801	523,085

Stock in Federal Reserve Bank and Federal Home Loan Bank	5,015	6,212
Bank premises and equipment, net	6,404	6,552
Goodwill	9,160	9,160
Core deposit intangibles, net	1,157	1,280
FDIC indemnification asset	6,561	6,735
Bank-owned life insurance	17,931	17,782
Other real estate owned	13,910	13,836
Deferred tax assets, net	8,192	8,174
Other assets	5,046	5,354

Total assets	$714,890	$723,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$42,324	$49,644
Interest-bearing deposits:
NOW accounts	23,521	22,774
Money market accounts	156,097	163,233
Savings accounts	10,262	9,618
Time deposits	327,169	305,708
Total interest-bearing deposits	517,049	501,333
Total deposits	559,373	550,977

Securities sold under agreements to repurchase and other short-term borrowings	15,611	33,411
Federal Home Loan Bank (FHLB) advances	30,250	30,250
Other liabilities	5,506	5,998
Total liabilities	610,740	620,636

Commitments and contingencies (See Note 5)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at March 31, 2013 and December 31, 2012	116	116
Additional paid in capital	96,904	96,840
Retained earnings	10,147	9,201
Accumulated other comprehensive loss	(3,017)	(2,981)
Total stockholders’ equity	104,150	103,176

Total liabilities and stockholders’ equity	$714,890	$723,812

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Interest and dividend income:
Interest and fees on loans	$8,343	$8,611
Interest and dividends on tax exempt securities	530	402
Interest and dividends on taxable securities	38	-
Interest and dividends on other earning assets	112	61
Total interest and dividend income	9,023	9,074
Interest expense:
Interest on deposits	1,100	1,197
Interest on borrowings	153	237
Total interest expense	1,253	1,434

Net interest income	7,770	7,640

Provision for loan losses	1,093	1,450
Net interest income after provision for loan losses	6,677	6,190

Noninterest income:
Account maintenance and deposit service fees	193	196
Income from bank-owned life insurance	149	153
Gain on sale of SBA loans	-	657
Net loss on other real estate owned	(56)	(199)
Gain on other assets	-	14
Gain on sale of available for sale securities	142	-
Total other-than-temporary impairment losses	(3)	(6)
Portion of loss recognized in other comprehensive income (before taxes)	-	4
Net credit impairment losses recognized in earnings	(3)	(2)
Other	55	53

Total noninterest income	480	872

Noninterest expenses:
Salaries and benefits	2,246	1,825
Occupancy expenses	760	582
Furniture and equipment expenses	156	156
Amortization of core deposit intangible	123	230
Virginia franchise tax expense	127	145
FDIC assessment	234	129
Data processing expense	148	137
Telephone and communication expense	178	102
Change in FDIC indemnification asset	130	(14)
Other operating expenses	793	1,020
Total noninterest expenses	4,895	4,312
Income before income taxes	2,262	2,750
Income tax expense	736	907
Net income	$1,526	$1,843
Other comprehensive income (loss) :
Unrealized gain (loss) on available for sale securities	$(1)	$29
Realized amount on securities sold, net	(142)	-
Non-credit component of other-than-temporary impairment on held-to-maturity securities	97	(4)
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(8)	(32)
Net unrealized gain (loss)	(54)	(7)
Tax effect	18	2
Other comprehensive loss	(36)	(5)
Comprehensive income	$1,490	$1,838
Earnings per share, basic and diluted	$0.13	$0.16

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - January 1, 2013	$116	$96,840	$9,201	$(2,981)	$103,176
Comprehensive income:
Net income			1,526		1,526
Change in unrealized loss on securities available for sale (net of tax benefit, $49)				(94)	(94)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $31 and accretion, $8 and amounts recorded into other comprehensive income at transfer)				58	58
Dividends on common stock ($.05 per share)			(580)		(580)
Stock-based compensation expense		64			64

Balance - March 31, 2013	$116	$96,904	$10,147	$(3,017)	$104,150

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(dollars in thousands) (Unaudited)

	2013	2012

Operating activities:
Net income	$1,526	$1,843
Adjustments to reconcile net income to net cash and
cash equivalents provided by operating activities:
Depreciation	167	147
Amortization of core deposit intangible	123	230
Other amortization, net	105	44
Accretion of loan discount	(775)	(1,472)
Amortization (accretion) of FDIC indemnification asset	130	(14)
Provision for loan losses	1,093	1,450
Earnings on bank-owned life insurance	(149)	(153)
Stock based compensation expense	64	50
Net gain on sale of available for sale securities	(142)	-
Gain on sale of loans	-	(657)
Impairment on securities	3	2
Net loss on other real estate owned	56	199
Net decrease in other assets	286	195
Net increase (decrease) in other liabilities	(492)	577
Net cash and cash equivalents provided by operating activities	1,995	2,441
Investing activities:
Proceeds from sales of available for sale securities	159	-
Proceeds from paydowns, maturities and calls of available for sale securities	-	710
Purchases of held to maturity securities	(6,241)	(5,000)
Proceeds from paydowns, maturities and calls of held to maturity securities	8,353	2,509
Loan originations and payments, net	17,823	(3,839)
Proceeds from sale of SBA loans	-	5,713
Net decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	1,197	-
Payments received on FDIC indemnification asset	17	2
Proceeds from sale of other real estate owned	2,013	511
Purchases of bank premises and equipment	(19)	(36)
Net cash and cash equivalents provided by investing activities	23,302	570
Financing activities:
Net increase (decrease) in deposits	8,396	(8,432)
Cash dividends paid - common stock	(580)	(175)
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	(17,800)	5,610
Net cash and cash equivalents used in financing activities	(9,984)	(2,997)
Increase in cash and cash equivalents	15,313	14
Cash and cash equivalents at beginning of period	39,200	5,035
Cash and cash equivalents at end of period	$54,513	$5,049
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$1,201	$1,420
Income taxes	1,363	125
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	312	-
Transfer from covered loans to other real estate owned	1,831	-

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

1.   ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations.  Sonabank has fifteen branches in Virginia, located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Middleburg, Leesburg (2), South Riding, Front Royal, New Market, Haymarket,  Richmond and Clifton Forge, and five branches in Maryland, in Rockville, Shady Grove, Germantown, Frederick and Bethesda.

The consolidated financial statements include the accounts of Southern National Bancorp of Virginia, Inc. and its subsidiary.  Significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“U. S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Southern National’s Form 10-K for the year ended December 31, 2012.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the consolidated statements of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this standard in the first quarter of 2013 and have included the additional disclosures.

2.	STOCK- BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees.  As of March 31, 2013, options to purchase an aggregate of 302,500 shares of common stock were outstanding and no shares remained available for issuance. The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options.  The purpose of the plan is to afford key employees an incentive to remain in the employ of Southern National and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in Southern National’s future success.  Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date.  The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

Southern National granted 22,500 options during the first three months of 2013. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model.  The following weighted-average assumptions were used to value options granted in the three months ended March 31, 2013:

2013
Expected life	10 years
Expected volatility	34.21%
Risk-free interest rate	2.03%
Weighted average fair value per option granted	$3.55
Dividend yield	1.29%

The risk-free interest rate was developed using the U. S. Treasury yield curve for periods equal to the expected life of the options on the grant date.  An increase in the risk-free interest rate will increase stock compensation expense on future option grants.

For the three months ended March 31, 2013 and 2012, stock-based compensation expense was $64 thousand and $50 thousand, respectively.  As of March 31, 2013, unrecognized compensation expense associated with the stock options was $815 thousand, which is expected to be recognized over a weighted average period of 3.7 years.

A summary of the activity in the stock option plan during the three months ended March 31, 2013 follows (dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	512,825	$7.98
Granted	22,500	9.32
Forfeited	-	-
Exercised	-	-
Options outstanding, end of period	535,325	$8.04	6.1	$896

Vested or expected to vest	535,325	$8.04	6.1	$896

Exercisable at end of period	298,025	$8.37	4.2	$418

3.    SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
March 31, 2013	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,307	$-	$(78)	$2,229

	Amortized	Gross Unrealized		Fair
December 31, 2012	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,309	$2	$(22)	$2,289
FHLMC preferred stock	16	86	-	102
Total	$2,325	$88	$(22)	$2,391

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
March 31, 2013	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$32,367	$1,322	$(5)	$33,684
Residential government-sponsored collateralized mortgage obligations	5,156	16	(43)	5,129
Government-sponsored agency securities	29,967	53	(239)	29,781
Obligations of states and political subdivisions	5,927	-	(200)	5,727
Other residential collateralized mortgage obligations	778	-	(39)	739
Trust preferred securities	7,776	978	(2,104)	6,650
	$81,971	$2,369	$(2,630)	$81,710

	Amortized	Gross Unrecognized		Fair
December 31, 2012	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$35,375	$1,559	$-	$36,934
Residential government-sponsored collateralized mortgage obligations	5,444	81	-	5,525
Government-sponsored agency securities	29,983	52	(4)	30,031
Obligations of states and political subdivisions	4,689	1	(69)	4,621
Other residential collateralized mortgage obligations	817	-	(24)	793
Trust preferred securities	7,743	1,422	(2,242)	6,923
	$84,051	$3,115	$(2,339)	$84,827

The amortized cost amounts are net of recognized other than temporary impairment.

During the three ended March 31, 2013, we sold 55 thousand shares of available for sale FHLMC preferred stock resulting in a gain of $142 thousand.

The fair value and carrying amount, if different, of debt securities as of March 31, 2013, by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due after ten years	$43,670	$42,158	$2,307	$2,229
Residential government-sponsored mortgage-backed securities	32,367	33,684	-	-
Residential government-sponsored collateralized mortgage obligations	5,156	5,129	-	-
Other residential collateralized mortgage obligations	778	739	-	-
Total	$81,971	$81,710	$2,307	$2,229

Securities with a carrying amount of approximately $65.3 million and $62.3 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment.  At March 31, 2013 and December 31, 2012, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $43.2 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at March 31, 2013.  Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of March 31, 2013. The following tables present information regarding securities in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012 (in thousands) by duration of time in a loss position:

March 31, 2013
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$2,229	$(78)	$-	$-	$2,229	$(78)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$1,640	$(5)	$-	$-	$1,640	$(5)
Residential government-sponsored collateralized mortgage obligations	3,637	(43)	-	-	3,637	(43)
Government-sponsored agency securities	24,744	(239)	-	-	24,744	(239)
Obligations of states and political subdivisions	5,727	(200)	-	-	$5,727	$(200)
Other residential collateralized mortgage obligations	739	(39)	-	-	739	(39)
Trust preferred securities	-	-	4,451	(2,104)	4,451	(2,104)
	$36,487	$(526)	$4,451	$(2,104)	$40,938	$(2,630)
December 31, 2012
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$1,552	$(22)	$-	$-	$1,552	$(22)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Obligations of states and political subdivisions	$4,189	$(69)	$-	$-	$4,189	$(69)
Government-sponsored agency securities	4,996	(4)	-	-	4,996	(4)
Other residential collateralized mortgage obligations	793	(24)	-	-	793	(24)
Trust preferred securities	-	-	4,849	(2,242)	4,849	(2,242)
	$9,978	$(97)	$4,849	$(2,242)	$14,827	$(2,339)

As of March 31, 2013, we owned pooled trust preferred securities as follows:

										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$6,801	$6,139	$4,195	$107,400	$287
MMCF III B	Senior Sub	A3	A-	Ba1	CC	425	416	256	27,000	9
						7,226	6,555	4,451		$296

										Cumulative	Cumulative
										Other Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	515	515	134,100	626	$359
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,124	56	78	201,909	775	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	120	207,012	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,077	27	244	96,682	359	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	530	73,225	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,199	30	184	224,100	610	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,128	118	528	71,150	830	1,180
						14,217	1,221	2,199		$4,221	$8,775

Total						$21,443	$7,776	$6,650

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

We recognized OTTI charges of $3 thousand during the first quarter of 2013 compared to OTTI charges related to credit on the trust preferred securities totaling $2 thousand during the first quarter of 2012.

The following table presents a roll forward of the credit losses on our securities held to maturity recognized in earnings for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,964	$8,277
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	3	2
Reductions due to realized losses	(25)	(5)
Amount of cumulative other-than-temporary impairment related to credit loss as of March 31	$8,942	$8,274

Changes in accumulated other comprehensive income by component for the three months ended March 31, 2013 are shown in the table below.  All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$44	$(3,025)	$(2,981)
Other comprehensive income/(loss) before reclassifications	(1)	60	59
Amounts reclassified from accumulated other comprehensive income/(loss)	(93)	(2)	(95)
Net current-period other comprehensive income/(loss)	(94)	58	(36)
Ending balance	$(50)	$(2,967)	$(3,017)

  4.       LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2013 and December 31, 2012:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	March 31, 2013			December 31, 2012
Loans secured by real estate:
Commercial real estate - owner-occupied	$4,038	$91,728	$95,766	$4,143	$93,288	$97,431
Commercial real estate - non-owner-occupied	8,818	122,382	131,200	10,246	130,152	140,398
Secured by farmland	104	846	950	-	1,479	1,479
Construction and land loans	91	41,992	42,083	1,261	44,946	46,207
Residential 1-4 family	20,020	59,601	79,621	21,005	61,319	82,324
Multi- family residential	606	21,127	21,733	614	18,774	19,388
Home equity lines of credit	30,650	7,602	38,252	31,292	9,178	40,470
Total real estate loans	64,327	345,278	409,605	68,561	359,136	427,697

Commercial loans	1,376	98,546	99,922	2,672	99,081	101,753
Consumer loans	86	1,394	1,480	88	1,623	1,711
Gross loans	65,789	445,218	511,007	71,321	459,840	531,161

Less deferred fees on loans	5	(993)	(988)	7	(1,017)	(1,010)
Loans, net of deferred fees	$65,794	$444,225	$510,019	$71,328	$458,823	$530,151

(1) Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in evaluation of the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.” Non-covered loans included $50.9 million of loans acquired in the HarVest acquisition. Accretable discount on the acquired covered loans and the HarVest loans was $10.9 million and $11.7 million at March 31, 2013 and December 31, 2012, respectively.

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

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

March 31, 2013	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated (3)	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$137	$-	$7,918	$-	$8,055	$-
Commercial real estate - non-owner occupied (2)	3,633	-	1,076	-	4,709	-
Construction and land development	45	-	2,285	-	2,330	-
Commercial loans	45	-	4,815	-	4,860	-
Residential 1-4 family	1,788	-	3,336	-	5,124	-
Other consumer loans	-	-	-	-	-	-

Total	$5,648	$-	$19,430	$-	$25,078	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$127	$127	$127	$127
Commercial real estate - non-owner occupied (2)	-	-	973	61	973	61
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Residential 1-4 family	-	-	5,780	440	5,780	440
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$6,880	$628	$6,880	$628
Grand total	$5,648	$-	$26,310	$628	$31,958	$628

(1) Recorded investment is after cumulative prior charge offs of $3.1 million. These loans also have aggregate SBA guarantees of $1.8 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.

December 31, 2012	Covered Loans		Non-covered Loans		Total Loans
		Allowance		Allowance		Allowance
	Recorded	for Loan	Recorded	for Loan	Recorded	for Loan
	Investment	Losses Allocated	Investment (1)	Losses Allocated (3)	Investment	Losses Allocated
With no related allowance recorded
Commercial real estate - owner occupied	$138	$-	$3,318	$-	$3,456	$-
Commercial real estate - non-owner occupied (2)	2,114	-	1,705	-	3,819	-
Construction and land development	1,108	-	2,981	-	4,089	-
Commercial loans	212	-	5,212	-	5,424	-
Residential 1-4 family	1,555	-	3,368	-	4,923	-
Other consumer loans	-	-	-	-	-	-

Total	$5,127	$-	$16,584	$-	$21,711	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$137	$137	$137	$137
Commercial real estate - non-owner occupied (2)	-	-	1,177	260	1,177	260
Construction and land development	-	-	-		-	-
Commercial loans	-	-	-		-	-
Residential 1-4 family	-	-	5,791	440	5,791	440
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$7,105	$837	$7,105	$837
Grand total	$5,127	$-	$23,689	$837	$28,816	$837

(1) Recorded investment is after cumulative prior charge offs of $4.7 million.  These loans also have aggregate SBA guarantees of $2.6 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three months ended March 31, 2013 and 2012 (in thousands):

Three months ended March 31, 2013
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$137	$5	$4,221	$45	$4,358	$50
Commercial real estate - non-owner occupied (2)	2,017	32	1,077	21	3,094	53
Construction and land development	48	-	2,451	23	2,499	23
Commercial loans	45	1	4,879	12	4,924	13
Residential 1-4 family	1,734	22	2,977	34	4,711	56
Other consumer loans	-	-	-	-	-	-

Total	$3,981	$60	$15,605	$135	$19,586	$195

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$131	$4	$131	$4
Commercial real estate - non-owner occupied (2)	-	-	976	16	976	16
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Residential 1-4 family	-	-	5,786	88	5,786	88
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$6,893	$108	$6,893	$108
Grand total	$3,981	$60	$22,498	$243	$26,479	$303

(2) Includes loans secured by farmland and multi-family residential loans.
Three months ended March 31, 2012
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$136	$5	$682	$12	$818	$17
Commercial real estate - non-owner occupied (2)	2,020	39	3,294	45	5,314	84
Construction and land development	1,058	25	4,772	31	5,830	56
Commercial loans	212	6	4,031	42	4,243	48
Residential 1-4 family	1,223	6	400	3	1,623	9
Other consumer loans	-	-	-	-	-	-

Total	$4,649	$81	$13,179	$133	$17,828	$214

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-
Construction and land development	-	-	1,690	14	1,690	14
Commercial loans	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$1,690	$14	$1,690	$14
Grand total	$4,649	$81	$14,869	$147	$19,518	$228

(2) Includes loans secured by farmland and multi-family residential loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$345	$-	$-	$345	$-	$3,693	$4,038
Commercial real estate - non-owner occupied (1)	150	-	-	150	2,431	6,947	9,528
Construction and land development	42	-	-	42	45	4	91
Commercial loans	256	-	-	256	-	1,120	1,376
Residential 1-4 family	-	39	-	39	1,622	49,009	50,670
Other consumer loans	-	-	-	-	-	86	86

Total	$793	$39	$-	$832	$4,098	$60,859	$65,789

Non-covered loans:
Commercial real estate - owner occupied	$2,728	$-	$-	$2,728	$253	$88,747	$91,728
Commercial real estate - non-owner occupied (1)	926	-	-	926	-	143,429	144,355
Construction and land development	-	21	-	21	2,284	39,687	41,992
Commercial loans	917	132	-	1,049	4,463	93,034	98,546
Residential 1-4 family	5,319	2,410	-	7,729	630	58,844	67,203
Other consumer loans	2	-	-	2	-	1,392	1,394

Total	$9,892	$2,563	$-	$12,455	$7,630	$425,133	$445,218

Total loans:
Commercial real estate - owner occupied	$3,073	$-	$-	$3,073	$253	$92,440	$95,766
Commercial real estate - non-owner occupied (1)	1,076	-	-	1,076	2,431	150,376	153,883
Construction and land development	42	21	-	63	2,329	39,691	42,083
Commercial loans	1,173	132	-	1,305	4,463	94,154	99,922
Residential 1-4 family	5,319	2,449	-	7,768	2,252	107,853	117,873
Other consumer loans	2	-	-	2	-	1,478	1,480

Total	$10,685	$2,602	$-	$13,287	$11,728	$485,992	$511,007

December 31, 2012	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$373	$-	$-	$373	$-	$3,770	$4,143
Commercial real estate - non-owner occupied (1)	151	2,321	-	2,472	-	8,388	10,860
Construction and land development	72	-	-	72	51	1,138	1,261
Commercial loans	143	-	-	143	1,963	566	2,672
Residential 1-4 family	257	-	-	257	1,555	50,485	52,297
Other consumer loans	-	-	-	-	-	88	88

Total	$996	$2,321	$-	$3,317	$3,569	$64,435	$71,321

Non-covered loans:
Commercial real estate - owner occupied	$2,025	$-	$-	$2,025	$580	$90,683	$93,288
Commercial real estate - non-owner occupied (1)	861	-	-	861	626	148,918	150,405
Construction and land development	35	-	-	35	1,484	43,427	44,946
Commercial loans	1,164	191	-	1,355	4,469	93,257	99,081
Residential 1-4 family	3,586	2,888	-	6,474	469	63,554	70,497
Other consumer loans	150	-	-	150	-	1,473	1,623

Total	$7,821	$3,079	$-	$10,900	$7,628	$441,312	$459,840

Total loans:
Commercial real estate - owner occupied	$2,398	$-	$-	$2,398	$580	$94,453	$97,431
Commercial real estate - non-owner occupied (1)	1,012	2,321	-	3,333	626	157,306	161,265
Construction and land development	107	-	-	107	1,535	44,565	46,207
Commercial loans	1,307	191	-	1,498	6,432	93,823	101,753
Residential 1-4 family	3,843	2,888	-	6,731	2,024	114,039	122,794
Other consumer loans	150	-	-	150	-	1,561	1,711

Total	$8,817	$5,400	$-	$14,217	$11,197	$505,747	$531,161

(1) Includes loans secured by farmland and multi-family residential loans.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $1.8 million and $2.6 million at March 31, 2013 and December 31, 2012, respectively.

Activity in the allowance for non-covered loan and lease losses for the three months ended March 31, 2013 and 2012 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended March 31, 2013	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967
Charge offs	-	(199)	(300)	(399)	(38)	(140)	-	(1,076)
Recoveries	-	-	2	39	121	-	-	162
Provision	(34)	(84)	376	345	50	171	275	1,099
Ending balance	$898	$1,191	$1,048	$2,095	$1,296	$64	$560	$7,152

Three months ended March 31, 2012
Allowance for loan losses:
Beginning balance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295
Charge offs	-	-	-	(823)	(32)	(3)	-	(858)
Recoveries	-	-	-	12	1	2	-	15
Provision	22	655	(867)	1,136	(42)	(3)	549	1,450
Ending balance	$649	$1,666	$500	$2,552	$948	$38	$549	$6,902

(1)  Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for covered loan and lease losses by class of loan for the three months ended March 31, 2013 is summarized below (in thousands).  There was no allowance for loan and lease losses for covered loans recorded in the three months ended March 31, 2012.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended March 31, 2013	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$45	$-	$43	$-	$11	$-	$99
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	(35)	-	8	-	(27)
Provision	-	-	-	(8)	-	2	-	(6)
Ending balance	$-	$45	$-	$-	$-	$21	$-	$66

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Represents the portion of decreased expected losses which is covered by the loss sharing agreement with the FDIC.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
March 31, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$127	$61	$-	$-	$440	$-	$-	$628
Collectively evaluated for impairment	771	1,130	1,048	2,095	856	64	560	6,524
Total ending allowance	$898	$1,191	$1,048	$2,095	$1,296	$64	$560	$7,152

Loans:
Individually evaluated for impairment	$8,045	$2,049	$2,285	$4,815	$9,116	$-	$-	$26,310
Collectively evaluated for impairment	83,683	142,306	39,707	93,731	58,087	1,394	-	418,908
Total ending loan balances	$91,728	$144,355	$41,992	$98,546	$67,203	$1,394	$-	$445,218

December 31, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$137	$260	$-	$-	$440	$-	$-	$837
Collectively evaluated for impairment	795	1,214	970	2,110	723	33	285	6,130
Total ending allowance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967

Loans:
Individually evaluated for impairment	$3,455	$2,882	$2,981	$5,212	$9,159	$-	$-	$23,689
Collectively evaluated for impairment	89,833	147,523	41,965	93,869	61,338	1,623	-	436,151
Total ending loan balances	$93,288	$150,405	$44,946	$99,081	$70,497	$1,623	$-	$459,840

(1)  Includes loans secured by farmland and multi-family residential loans.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
March 31, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	45	-	-	-	21	-	66
Total ending allowance	$-	$45	$-	$-	$-	$21	$-	$66

Loans:
Individually evaluated for impairment	$137	$3,633	$45	$45	$1,788	$-	$-	$5,648
Collectively evaluated for impairment	3,901	5,895	46	1,331	48,882	86	-	60,141
Total ending loan balances	$4,038	$9,528	$91	$1,376	$50,670	$86	$-	$65,789

December 31, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	45	-	43	-	11	-	99
Total ending allowance	$-	$45	$-	$43	$-	$11	$-	$99

Loans:
Individually evaluated for impairment	$138	$2,114	$1,108	$212	$1,555	$-	$-	$5,127
Collectively evaluated for impairment	4,005	8,746	153	2,460	50,742	88	-	66,194
Total ending loan balances	$4,143	$10,860	$1,261	$2,672	$52,297	$88	$-	$71,321

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

As of March 31, 2013, we had one construction and land loan modified in a troubled debt restructuring with an unpaid principal balance of $1.3 million which was restructured by reducing the interest rate and modifying other terms. The unpaid principal balance did not change. This loan defaulted subsequent to restructuring, and is now a nonaccrual loan. There is no additional commitment to lend to this borrower.

Credit Quality Indicators

Through its system of internal controls Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful.  Special Mention loans are considered to be criticized.  Substandard and Doubtful loans are considered to be classified.  Southern National had no loans classified Doubtful at March 31, 2013 or December 31, 2012.

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

As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

March 31, 2013	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$137	$3,901	$4,038	$819	$8,045	$82,864	$91,728	$9,001	$86,765	$95,766
Commercial real estate - non-owner occupied (2)	3,633	5,895	9,528	136	2,049	142,170	144,355	5,818	148,065	153,883
Construction and land development	45	46	91	643	2,285	39,064	41,992	2,973	39,110	42,083
Commercial loans	45	1,331	1,376	494	4,815	93,237	98,546	5,354	94,568	99,922
Residential 1-4 family	1,788	48,882	50,670	-	9,116	58,087	67,203	10,904	106,969	117,873
Other consumer loans	-	86	86	-	-	1,394	1,394	-	1,480	1,480

Total	$5,648	$60,141	$65,789	$2,092	$26,310	$416,816	$445,218	$34,050	$476,957	$511,007

December 31, 2012	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$138	$4,005	$4,143	$821	$3,455	$89,012	$93,288	$4,414	$93,017	$97,431
Commercial real estate - non-owner occupied (2)	2,114	8,746	10,860	-	2,882	147,523	150,405	4,996	156,269	161,265
Construction and land development	1,108	153	1,261	-	2,981	41,965	44,946	4,089	42,118	46,207
Commercial loans	212	2,460	2,672	32	5,212	93,837	99,081	5,456	96,297	101,753
Residential 1-4 family	1,555	50,742	52,297	-	9,159	61,338	70,497	10,714	112,080	122,794
Other consumer loans	-	88	88	-	-	1,623	1,623	-	1,711	1,711

Total	$5,127	$66,194	$71,321	$853	$23,689	$435,298	$459,840	$29,669	$501,492	$531,161

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) Includes SBA guarantees of $1.8 million and $2.6 million as of March 31, 2013 and December 31, 2012 , respectively.

5.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $8.6 million and $10.3 million as of March 31, 2013 and December 31, 2012, respectively.

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

At March 31, 2013 and December 31, 2012, we had unfunded lines of credit and undisbursed construction loan funds totaling $81.8 million and $82.5 million, respectively. We had approved loan commitments of $9.8 million at March 31, 2013, and we had no approved loan commitments as of December 31, 2012.  Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

6.     EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2013
Basic EPS	$1,526	11,590	$0.13
Effect of dilutive stock options and warrants	-	26	-
Diluted EPS	$1,526	11,616	$0.13

For the three months ended March 31, 2012
Basic EPS	$1,843	11,590	$0.16
Effect of dilutive stock options and warrants	-	1	-
Diluted EPS	$1,843	11,591	$0.16

There were 591,843 and 571,006 anti-dilutive options and warrants for the three months ended March 31, 2013 and 2012, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,229	$-	$2,229	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,289	$-	$2,289	$-
FHLMC preferred stock	102	102	-	-
Total available-for-sale securities	$2,391	$102	$2,289	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 9.64% to 13.44% at March 31, 2013.   Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the three months ended March 31, 2013.  The assumptions used in the analysis included a 4.4% prepayment speed, 7.8% default rate, a 46% loss severity and an accounting yield of 2.63% during the three months ended March 31, 2013.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by appraisals or other valuation which is then adjusted for the cost related to liquidation of the collateral.  Discounts have predominantly been in the range of 0% to 8.4%. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $26.3 million (including SBA guarantees of $1.8 million and HarVest loans of $381 thousand) as of March 31, 2013 with an allocated allowance for loan losses totaling $628 thousand compared to a carrying amount of $23.7 million (including SBA guarantees of $2.6 million) with an allocated allowance for loan losses totaling $837 thousand at December 31, 2012.  Charge offs related to the impaired loans at March 31, 2013 totaled $555 thousand for the quarter ended March 31, 2013 compared to $250 thousand for the quarter ended March 31, 2012.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell.  Discounts have predominantly been in the range of 0% to 7.6%. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment.  At March 31, 2013, the total amount of OREO was $13.9 million, of which $11.4 million was non-covered (including $739 thousand acquired from HarVest) and $2.5 million was covered.

At December 31, 2012, the total amount of OREO was $13.8 million, of which $13.2 million was non-covered (including $744 thousand acquired from HarVest) and $636 thousand was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Trust preferred securities, held to maturity	$515			$515
Impaired non-covered loans:
Commercial real estate - owner occupied	7,918			7,918
Commercial real estate - non-owner occupied (1)	1,988			1,988
Construction and land development	2,285			2,285
Commercial loans	4,815			4,815
Residential 1-4 family	8,676			8,676
Impaired covered loans:
Commercial real estate - owner occupied	137			137
Commercial real estate - non-owner occupied (1)	3,633			3,633
Construction and land development	45			45
Commercial loans	45			45
Residential 1-4 family	1,788			1,788
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	4,605			4,605
Residential 1-4 family	5,035			5,035
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial real estate - non-owner occupied (1)	1,831			1,831
Commercial	79			79

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$3,318			$3,318
Commercial real estate - non-owner occupied (1)	2,622			2,622
Construction and land development	2,981			2,981
Commercial loans	5,212			5,212
Residential 1-4 family	8,719			8,719
Impaired covered loans:
Commercial real estate - owner occupied	138			138
Commercial real estate - non-owner occupied (1)	2,114			2,114
Construction and land development	1,108			1,108
Commercial loans	212			212
Residential 1-4 family	1,555			1,555
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	6,484			6,484
Residential 1-4 family	4,913			4,913
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial	79			79

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		March 31, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$54,513	$54,513	$39,200	$39,200
Securities available for sale	See previous table	2,229	2,229	2,391	2,391
Securities held to maturity	Level 2 & Level 3	81,971	81,710	84,051	84,827
Stock in Federal Reserve Bank and Federal
Home Loan Bank	n/a	5,015	n/a	6,212	n/a
Net non-covered loans	Level 3	437,073	442,268	451,757	457,906
Net covered loans	Level 3	65,728	70,865	71,328	77,976
Accrued interest receivable	Level 2 & Level 3	2,335	2,335	2,455	2,455
FDIC indemnification asset	Level 3	6,561	6,561	6,735	6,735
Financial liabilities:
Demand deposits	Level 1	65,845	65,845	72,418	72,418
Money market and savings accounts	Level 1	166,359	166,359	172,851	172,851
Certificates of deposit	Level 3	327,169	328,929	305,708	308,160
Securities sold under agreements to
repurchase and other short-term borrowings	Level 1	15,611	15,611	33,411	33,411
FHLB advances	Level 3	30,250	31,394	30,250	31,380
Accrued interest payable	Level 1 & Level 3	310	310	258	258

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, savings accounts, money market accounts, short-term debt, and variable rate loans that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. A discount for liquidity risk was not considered necessary in estimating the fair value of loans. It was not practicable to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability.  Fair value of long-term debt is based on current rates for similar financing.  The fair value of the FDIC indemnification asset was determined by discounting estimated future cash flows using the long-term risk free rate plus a premium and represents the present value of our current expectation for recoveries from the FDIC on covered loans.  The fair value of off-balance-sheet items is not considered material.  The fair value of loans is not presented on an exit price basis.

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

 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV.  This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2012.  Results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results that may be attained for any other period.

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, factors that could contribute to those differences include, but are not limited to:

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

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“Southern National”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations.  Sonabank has fifteen branches in Virginia, located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Middleburg, Leesburg (2), South Riding, Front Royal, New Market, Haymarket,  Richmond and Clifton Forge, and five branches in Maryland, in Rockville, Shady Grove, Germantown, Frederick and Bethesda.  We have administrative offices in Warrenton and an executive office in Georgetown, Washington, D.C where senior management is located.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended March 31, 2013 was $1.5 million compared to $1.8 million during the first quarter of 2012.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income before the provision for loan losses was $7.8 million for the first quarter of 2013, compared to $7.6 million for the first quarter of 2012. The first quarter of 2012 included a recovery of discount of $805 thousand recognized in purchase accounting for two impaired loans acquired in the Greater Atlantic Bank (“GAB”) acquisition following the receipt of principal paydown from the borrowers.  The net interest margin including the recovery of discount was 5.59% in the quarter ended March 31, 2012, and 5.00% excluding the recovery. The net interest margin during the first quarter of 2013 was 4.94%.  The yield on earning assets was 5.74% during the first quarter of 2013 compared to 6.64% for the same period in 2012 and 6.05% excluding the recovery of discount. The GAB loan discount accretion contributed $447 thousand to net interest income during the first quarter of 2013, compared to $1.5 million during the first quarter of 2012. The loan discount accretion on the HarVest Bank portfolio contributed $369 thousand during the first quarter of 2013. Before taking the accretions related to the GAB and HarVest acquisitions into account, the net interest margin was 4.43% on the first quarter of 2013 and 4.52% in the first quarter of 2012.  Average earning assets increased during the first quarter of 2013 by $87.5 million, or 15.9%, compared to the first quarter of 2012, but $62.2 million of the increase was in investment securities and other earning assets which have a lower yield than loans.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	3/31/2013			3/31/2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$513,972	$8,343	6.58%	$488,618	$8,611	7.09%
Investment securities	84,566	568	2.69%	44,533	402	3.61%
Other earning assets	38,720	112	1.17%	16,572	61	1.48%

Total earning assets	637,258	9,023	5.74%	549,723	9,074	6.64%
Allowance for loan losses	(7,655)			(6,946)
Total non-earning assets	70,149			71,119
Total assets	$699,752			$613,896

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$24,762	15	0.25%	$16,661	11	0.28%
Money market accounts	158,698	192	0.49%	149,181	298	0.80%
Savings accounts	10,085	14	0.56%	6,359	9	0.59%
Time deposits	304,566	879	1.17%	254,699	879	1.39%
Total interest-bearing deposits	498,111	1,100	0.90%	426,900	1,197	1.13%
Borrowings	47,253	153	1.31%	47,103	237	2.02%
Total interest-bearing liabilities	545,364	1,253	0.93%	474,003	1,434	1.22%
Noninterest-bearing liabilities:
Demand deposits	45,591			35,576
Other liabilities	4,988			4,099
Total liabilites	595,943			513,678
Stockholders’ equity	103,809			100,218
Total liabilities and stockholders’
equity	$699,752			$613,896
Net interest income		$7,770			$7,640
Interest rate spread			4.81%			5.42%
Net interest margin			4.94%			5.59%

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

The provision for loan losses in the first quarter of 2013 was $1.1 million, down from $1.5 million in the first quarter of 2012. Net charge offs during the quarter ended March 31, 2013 were $914 thousand compared to $843 thousand during the first quarter of 2012. Even though charges offs increased in the first quarter of 2013 compared to the same period last year, the provision for loan losses decreased primarily because of the decrease in historical loss factors used in the calculation for estimating the required loan loss allowance.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31,
	2013	2012	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$193	$196	$(3)
Income from bank-owned life insurance	149	153	(4)
Gain on sale of SBA loans	-	657	(657)
Net loss on other real estate owned	(56)	(199)	143
Gain on other assets	-	14	(14)
Gain on sale of available for sale securities	142	-	142
Net impairment losses recognized in earnings	(3)	(2)	(1)
Other	55	53	2
Total noninterest income	$480	$872	$(392)

Noninterest income was $480 thousand during the first quarter of 2013, compared to $872 thousand during the same quarter of 2012. During the first quarter of 2013, we had a $56 thousand net loss on the sale of other real estate owned (“OREO”) properties as a gain on one property was more than offset by a loss on another.  We had a gain on the sale of available for sale FHLMC preferred stock in the amount of $142 thousand during the quarter ended March 31, 2013.  During the first quarter of 2012, we had a gain on the sale of the guaranteed portion of SBA loans in the amount of $657 thousand.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31,
	2013	2012	Change
	(dollars in thousands)
Salaries and benefits	$2,246	$1,825	$421
Occupancy expenses	760	582	178
Furniture and equipment expenses	156	156	-
Amortization of core deposit intangible	123	230	(107)
Virginia franchise tax expense	127	145	(18)
FDIC assessment	234	129	105
Data processing expense	148	137	11
Telephone and communication expense	178	102	76
Change in FDIC indemnification asset	130	(14)	144
Other operating expenses	793	1,020	(227)
Total noninterest expense	$4,895	$4,312	$583

Noninterest expense was $4.9 million for the first quarter of 2013 compared to $4.3 million for the first quarter of 2012. Occupancy and furniture and equipment expenses were $916 thousand during the first quarter of 2013, compared to $738 thousand during 2012. Of this increase, $198 thousand resulted from operating five additional branches, primarily relating to the HarVest acquisition in the prior year.  In addition, salaries and benefits expense has increased $421 thousand during the first quarter of 2013, compared to 2012 of which $181 thousand is a result of the additional branches.   Full-time equivalent employees have increased from 112 at March 31, 2012, to 138 at March 31, 2013. As a result of recasting estimated recoveries under the FDIC indemnification agreement in the second quarter and the fourth quarter of 2012, amortization expense was $130 thousand for the first quarter of 2013, compared to accretion of $14 thousand for 2012.  Audit and accounting fees have decreased from $464 thousand during the three months ended March 31, 2012 to $141 thousand during the first quarter of 2013.  These fees were abnormally high in 2012 because of the restatement of 2010 and 2009 financial statements.

The efficiency ratio was 59.94% during the quarter ended March 31, 2013 compared to 53.62% during the first quarter of 2012.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $714.9 million as of March 31, 2013 compared to $723.8 million as of December 31, 2012.  Net loans receivable decreased from $523.1 million at the end of 2012 to $502.8 million at March 31, 2013. Within that total, covered loans declined by $5.5 million while the non-covered loan portfolio decreased by $14.6 million.

Total deposits were $559.4 million at March 31, 2013 compared to $551.0 million at December 31, 2012. Certificates of deposit increased $21.5 million during the quarter.  This was partially offset by a decrease in money market accounts of $7.1 million during the quarter ended March 31, 2013.  Noninterest-bearing deposits were $42.3 million at March 31, 2013 and $49.6 million at December 31, 2012.

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

The following table summarizes the composition of our loan portfolio as of March 31, 2013 and December 31, 2012:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	March 31, 2013			December 31, 2012
Loans secured by real estate:
Commercial real estate - owner-occupied	$4,038	$91,728	$95,766	$4,143	$93,288	$97,431
Commercial real estate - non-owner-occupied	8,818	122,382	131,200	10,246	130,152	140,398
Secured by farmland	104	846	950	-	1,479	1,479
Construction and land loans	91	41,992	42,083	1,261	44,946	46,207
Residential 1-4 family	20,020	59,601	79,621	21,005	61,319	82,324
Multi- family residential	606	21,127	21,733	614	18,774	19,388
Home equity lines of credit	30,650	7,602	38,252	31,292	9,178	40,470
Total real estate loans	64,327	345,278	409,605	68,561	359,136	427,697

Commercial loans	1,376	98,546	99,922	2,672	99,081	101,753
Consumer loans	86	1,394	1,480	88	1,623	1,711
Gross loans	65,789	445,218	511,007	71,321	459,840	531,161

Less deferred fees on loans	5	(993)	(988)	7	(1,017)	(1,010)
Loans, net of deferred fees	$65,794	$444,225	$510,019	$71,328	$458,823	$530,151

(1) Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement.

As of March 31, 2013 and December 31, 2012, substantially all of our loans were to customers located in Virginia and Maryland.  We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Loans, net of deferred fees, decreased $20.2 million from $530.2 million at the end of 2012 to $510.0 million at March 31, 2013. The decline was attributable to several factors: First, the decline in commercial real estate loans was attributable to the “ferocious” competition on rate and terms as noted in the Washington Business Journal on April 12, 2013. Repayments of almost $10.0 million resulted from three borrowers refinancing loans at lower rates and more liberal terms than we were willing to offer. Second, residential mortgages and home equity lines of credit accounted for $4.9 million of the decline. We’re not in the mortgage banking business and do not compete for refinancing these loans. Third, we had three foreclosures in the commercial real estate portfolio, the largest of which was in the covered portfolio, which contributed $2.1 million to the decline. Commercial real estate loans were also negatively impacted by two SBA 504 loans in the amount of $2.3 million where all of the requirements were satisfied and the 504 lender took down its subordinated portion and paid us down. We’re disappointed with the lack of loan growth but have been working hard to build a robust pipeline and look forward to improvements in the coming quarters, but we are not willing to make commitments that we will regret in the future.

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

Non-covered Loans and Assets

Non-covered loans evaluated for impairment totaled $26.3 million with allocated allowance for loan losses in the amount of $628 thousand as of March 31, 2013, including $7.6 million of nonaccrual loans. This compares to $23.7 million of impaired loans with allocated allowance for loan losses in the amount of $837 thousand at December 31, 2012, including $7.6 million of nonaccrual loans. The nonaccrual loans included SBA guaranteed amounts of $1.8 million and $2.6 million at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013 and December 31, 2012 there were no loans past due 90 days or more and accruing interest.

Non-covered nonperforming assets decreased from $20.8 million at December 31, 2012 to $19.1 million at March 31, 2013.

Non-covered OREO as of March 31, 2013 was $11.4 million compared to $13.2 million as of the end of 2012. During the first quarter of 2013 we disposed of two non-covered properties in the amount of $2.1 million with a gain on one and a loss on the other as noted above for a net loss of $56 thousand. We foreclosed on two non-covered loans totaling $312 thousand for a net decrease in non-covered OREO of $1.8 million. We are finally seeing some realistic (if low) bids and have turned modestly optimistic.

Sonabank has an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans.  The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at March 31, 2013.

The following table presents a comparison of non-covered nonperforming assets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012

Nonaccrual loans	$7,630	$7,628
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	7,630	7,628
Other real estate owned	11,443	13,200
Total nonperforming assets	$19,073	$20,828

SBA guaranteed amounts included in nonaccrual loans	$1,772	$2,607

Allowance for loan losses to nonperforming loans	93.74%	91.33%
Allowance for loan losses to total non-covered loans	1.61%	1.52%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	2.68%	2.80%

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

As of March 31, 2013, we had one construction and land loan modified in a troubled debt restructuring with an unpaid principal balance of $1.3 million which was restructured by reducing the interest rate and modifying other terms. The unpaid principal balance did not change. This loan defaulted subsequent to restructuring, and is now a nonaccrual loan. There is no additional commitment to lend to this borrower.

Covered Loans and Assets

Covered loans identified as impaired totaled $5.6 million as of March 31, 2013 and $5.1 million at December 31, 2012. Nonaccrual loans were $4.1 million and $3.6 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, there were no loans past due 90 days or more and accruing interest.

Securities

Investment securities, available for sale and held to maturity, were $84.2 million at March 31, 2013 and $86.4 million at December 31, 2012.

Investment activity during the first quarter of 2013 was concentrated on municipal bonds (as it was in the fourth quarter of 2012) and to a lesser extent on callable agencies. The yields available on FNMA and FHLMC mortgage pass through securities where we have historically invested excess cash have been adversely affected by the Federal Reserve Board’s third round of quantitative easing and its purchases of $40 billion a month in mortgage-backed securities. The yields on higher quality, bank qualified municipal bonds have been significantly higher on a taxable equivalent basis although they do entail some extension risk. We went into the strategy of investing in municipals with an overall asset sensitive balance sheet and are monitoring it to ensure we do not get outside our risk tolerance level. Through the end of the first quarter of 2013, we had assembled a portfolio of $8.2 million with a taxable equivalent yield of 3.13% and ratings as follows:

Rating		Amount
Service	Rating	(in thousands)
Moody	Aaa	$505
Moody	Aa1	1,177
Moody	Aa2	857
Moody	Aa3	726
Standard & Poor	AAA	1,217
Standard & Poor	AA	1,685
Standard & Poor	AA-	1,989
		$8,156

In accordance with regulatory guidance we have performed an independent analysis on each security and monitor the portfolio on an ongoing basis.

As of March 31, 2013 we owned pooled trust preferred securities as follows:

										Previously
										Recognized
										Cumulative
		Ratings						Estimated	Current	Other
	Tranche	When Purchased		Current Ratings				Fair	Defaults and	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Deferrals	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$6,801	$6,139	$4,195	$107,400	$287
MMCF III B	Senior Sub	A3	A-	Ba1	CC	425	416	256	27,000	9
						7,226	6,555	4,451		$296

										Cumulative	Cumulative
										Other Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	515	515	134,100	626	$359
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,124	56	78	201,909	775	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	120	207,012	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,077	27	244	96,682	359	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	530	73,225	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,199	30	184	224,100	610	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,128	118	528	71,150	830	1,180
						14,217	1,221	2,199		$4,221	$8,775

Total						$21,443	$7,776	$6,650

(1) Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2) Pre-tax

Each of these securities has been evaluated for potential impairment under Accounting Standards Codification Topic 325.  In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to identify the most reflective estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary.

The analyses resulted in OTTI charges related to credit on the trust preferred securities in the amount of $3 thousand during the first quarter of 2013, compared to OTTI charges related to credit on the trust preferred securities totaling $2 thousand for three months ended March 31, 2012.

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

We prepare a cash flow forecast for one year with the first three months prepared on a weekly basis and on a monthly basis thereafter. The projections incorporate all scheduled maturities of loans excluding impaired loans and all scheduled maturities of out of area certificates of deposit. In addition, prepayments on investment securities are estimated by using a projection produced by our bond accounting system. To estimate loan growth over the one year period, the projection incorporates the scheduled loan closings in the Loan Pipeline Report along with other management estimates.

 During the three months ended March 31, 2013, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 2013, we had $81.8 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $9.8 million at March 31, 2013. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Southern National
Tier 1 risk-based capital ratio	$96,715	19.19%	$20,157	4.00%	$30,236	6.00%
Total risk-based capital ratio	103,011	20.44%	40,314	8.00%	50,393	10.00%
Leverage ratio	96,715	14.03%	27,581	4.00%	34,476	5.00%
Sonabank
Tier 1 risk-based capital ratio	$96,079	19.08%	$20,145	4.00%	$30,218	6.00%
Total risk-based capital ratio	102,372	20.33%	40,291	8.00%	50,364	10.00%
Leverage ratio	96,079	13.94%	27,570	4.00%	34,462	5.00%

December 31, 2012
Southern National
Tier 1 risk-based capital ratio	$95,539	18.33%	$20,853	4.00%	$31,280	6.00%
Total risk-based capital ratio	102,048	19.57%	41,707	8.00%	52,133	10.00%
Leverage ratio	95,539	13.69%	27,908	4.00%	34,884	5.00%
Sonabank
Tier 1 risk-based capital ratio	$94,754	18.18%	$20,842	4.00%	$31,264	6.00%
Total risk-based capital ratio	101,260	19.43%	41,685	8.00%	52,106	10.00%
Leverage ratio	94,754	13.59%	27,896	4.00%	34,871	5.00%

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

We use simulation modeling to manage our interest rate risk, and we review quarterly interest sensitivity reports prepared for us by FTN Financial using the Sendero ALM Analysis System.  This approach uses a model which generates estimates of the change in our economic value of equity (EVE) over a range of interest rate scenarios.  EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts using assumptions about estimated loan prepayment rates, reinvestment rates and deposit decay rates.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of March 31, 2013 and as of December 31, 2012, and all changes are within our ALM Policy guidelines:

	Sensitivity of Economic Value of Equity
	As of March 31, 2013

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$103,899	$(10,100)	-8.86%	14.53%	99.76%
Up 300	105,250	(8,749)	-7.67%	14.72%	101.06%
Up 200	107,530	(6,469)	-5.67%	15.04%	103.25%
Up 100	111,616	(2,383)	-2.09%	15.61%	107.17%
Base	113,999	-	0.00%	15.95%	109.46%
Down 100	108,123	(5,876)	-5.15%	15.12%	103.81%
Down 200	108,712	(5,287)	-4.64%	15.21%	104.38%

	Sensitivity of Economic Value of Equity
	As of December 31, 2012

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$105,710	$(11,198)	-9.58%	14.60%	102.46%
Up 300	107,601	(9,307)	-7.96%	14.87%	104.29%
Up 200	110,442	(6,466)	-5.53%	15.26%	107.04%
Up 100	115,426	(1,482)	-1.27%	15.95%	111.87%
Base	116,908	-	0.00%	16.15%	113.31%
Down 100	111,153	(5,755)	-4.92%	15.36%	107.73%
Down 200	111,252	(5,656)	-4.84%	15.37%	107.83%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2013 and December 31, 2012 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of March 31, 2013

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$33,923	$8,314	4.97%	1.20%
Up 300	31,361	5,752	4.60%	0.83%
Up 200	28,920	3,311	4.25%	0.48%
Up 100	27,047	1,438	3.98%	0.21%
Base	25,609	-	3.77%	0.00%
Down 100	25,818	209	3.80%	0.03%
Down 200	25,897	288	3.81%	0.04%

	Sensitivity of Net Interest Income
	As of December 31, 2012

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$34,211	$6,829	4.93%	0.97%
Up 300	32,008	4,626	4.62%	0.66%
Up 200	29,925	2,543	4.33%	0.37%
Up 100	28,423	1,041	4.11%	0.15%
Base	27,382	-	3.96%	0.00%
Down 100	27,663	281	4.00%	0.04%
Down 200	27,755	373	4.02%	0.06%

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes in Southern National’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of March 31, 2013.

ITEM 1A – RISK FACTORS

As of March 31, 2013 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

May 10, 2013	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

May 10, 2013	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer