Form 10-Q
period 2013-06-30
Southern National Bancorp of Virginia Inc
filed 2013-08-09
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 2, 2013, there were 11,590,212 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-Q
June 30, 2013

INDEX

		PAGE
	PART 1 - FINANCIAL INFORMATION

Item 1 -	Financial Statements
	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	2
	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012	3
	Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	5
	Notes to Consolidated Financial Statements	6- 27

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28- 41

	Item 3 – Quantitative and Qualitative Disclosures about Market Risk	42-45

	Item 4 – Controls and Procedures	46

	PART II - OTHER INFORMATION

	Item 1 – Legal Proceedings	46

	Item 1A – Risk Factors	46

	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	46

	Item 3 – Defaults Upon Senior Securities	46

	Item 4 – Mine Safety Disclosures	46

	Item 5 – Other Information	46

	Item 6 - Exhibits	47

	Signatures	48

	Certifications	49-51

ITEM I - FINANCIAL INFORMATION
PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts) (Unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$3,349	$4,553
Interest-bearing deposits in other financial institutions	25,196	34,647
Total cash and cash equivalents	28,545	39,200

Securities available for sale, at fair value	2,034	2,391

Securities held to maturity, at amortized cost (fair value of $79,635 and $84,827, respectively)	83,354	84,051

Covered loans	59,819	71,328
Non-covered loans	464,465	458,823
Total loans	524,284	530,151
Less allowance for loan losses	(7,296)	(7,066)
Net loans	516,988	523,085

Stock in Federal Reserve Bank and Federal Home Loan Bank	5,240	6,212
Bank premises and equipment, net	6,286	6,552
Goodwill	9,160	9,160
Core deposit intangibles, net	1,035	1,280
FDIC indemnification asset	6,308	6,735
Bank-owned life insurance	18,079	17,782
Other real estate owned	14,955	13,836
Deferred tax assets, net	8,262	8,174
Other assets	6,478	5,354

Total assets	$706,724	$723,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$45,339	$49,644
Interest-bearing deposits:
NOW accounts	22,008	22,774
Money market accounts	146,461	163,233
Savings accounts	12,148	9,618
Time deposits	319,682	305,708
Total interest-bearing deposits	500,299	501,333
Total deposits	545,638	550,977

Securities sold under agreements to repurchase and other short-term borrowings	20,530	33,411
Federal Home Loan Bank (FHLB) advances	30,250	30,250
Other liabilities	5,370	5,998
Total liabilities	601,788	620,636

Commitments and contingencies (See Note 5)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,212 shares at June 30, 2013 and December 31, 2012	116	116
Additional paid in capital	96,966	96,840
Retained earnings	11,007	9,201
Accumulated other comprehensive loss	(3,153)	(2,981)
Total stockholders’ equity	104,936	103,176

Total liabilities and stockholders’ equity	$706,724	$723,812

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Interest and dividend income:
Interest and fees on loans	$7,765	$8,768	$16,109	$17,379
Interest and dividends on taxable securities	507	509	1,036	911
Interest and dividends on tax exepmt securities	50	-	88	-
Interest and dividends on other earning assets	227	84	339	145
Total interest and dividend income	8,549	9,361	17,572	18,435
Interest expense:
Interest on deposits	1,020	1,301	2,120	2,499
Interest on borrowings	155	227	308	463
Total interest expense	1,175	1,528	2,428	2,962

Net interest income	7,374	7,833	15,144	15,473

Provision for loan losses	725	1,325	1,818	2,775
Net interest income after provision for loan losses	6,649	6,508	13,326	12,698

Noninterest income:
Account maintenance and deposit service fees	203	206	396	402
Income from bank-owned life insurance	148	347	297	500
Bargain purchase gain on acquisition	-	3,484	-	3,484
Gain on sale of loans	-	-	-	657
Gain on other assets	13	-	13	14
Net gain (loss) on sale of available for sale securities	-	(13)	142	(13)
Total other-than-temporary impairment losses (OTTI)	-	(235)	(3)	(241)
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	-	4
Net credit related OTTI recognized in earnings	-	(235)	(3)	(237)
Other	84	81	139	135

Total noninterest income	448	3,870	984	4,942

Noninterest expenses:
Salaries and benefits	2,176	1,970	4,422	3,795
Occupancy expenses	753	705	1,513	1,287
Furniture and equipment expenses	171	143	327	299
Amortization of core deposit intangible	123	228	246	458
Virginia franchise tax expense	115	145	242	291
Merger expenses	-	349	-	349
FDIC assessment	224	142	458	271
Data processing expense	154	162	302	299
Telephone and communication expense	163	133	341	235
Change in FDIC indemnification asset	107	253	237	239
Net loss on other real estate owned	62	2,201	118	2,400
Other operating expenses	750	732	1,543	1,752
Total noninterest expenses	4,798	7,163	9,749	11,675
Income before income taxes	2,299	3,215	4,561	5,965
Income tax expense	744	1,000	1,480	1,907
Net income	$1,555	$2,215	$3,081	$4,058
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$(194)	$65	$(195)	$94
Realized amount on securities sold, net	-	-	(142)	-
Non-credit component of other-than-temporary impairment on held-to-maturity securities	-	205	97	201
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(12)	(28)	(20)	(60)
Net unrealized gain (loss)	(206)	242	(260)	235
Tax effect	70	(82)	88	(80)
Other comprehensive income (loss)	(136)	160	(172)	155
Comprehensive income	$1,419	$2,375	$2,909	$4,213
Earnings per share, basic and diluted	$0.13	$0.19	$0.27	$0.35

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - January 1, 2013	$116	$96,840	$9,201	$(2,981)	$103,176
Comprehensive income:
Net income			3,081		3,081
Change in unrealized loss on securities available for sale (net of tax benefit, $115)				(222)	(222)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $27 and accretion, $20 and amounts recorded into other comprehensive income at transfer)				50	50
Dividends on common stock ($.11 per share)			(1,275)		(1,275)
Stock-based compensation expense		126			126

Balance - June 30, 2013	$116	$96,966	$11,007	$(3,153)	$104,936

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(dollars in thousands) (Unaudited)
	2013	2012

Operating activities:
Net income	$3,081	$4,058
Adjustments to reconcile net income to net cash and
cash equivalents provided by operating activities:
Depreciation	329	289
Amortization of core deposit intangible	246	458
Other amortization, net	200	114
Accretion of loan discount	(1,577)	(2,360)
Amortization of FDIC indemnification asset	237	239
Provision for loan losses	1,818	2,775
Earnings on bank-owned life insurance	(297)	(500)
Stock based compensation expense	126	97
Bargain purchase gain on acquisition	-	(3,484)
Net (gain) loss on sale of available for sale securities	(142)	13
Gain on sale of loans	-	(657)
Impairment on securities	3	237
Net loss on other real estate owned	118	2,400
Net decrease in other assets	621	204
Net increase (decrease) in other liabilities	(628)	72
Net cash and cash equivalents provided by operating activities	4,135	3,955
Investing activities:
Purchases of available for sale securities	-	(3,128)
Proceeds from sales of available for sale securities	159	14,414
Proceeds from paydowns, maturities and calls of available for sale securities	-	946
Purchases of held to maturity securities	(11,345)	(5,000)
Proceeds from paydowns, maturities and calls of held to maturity securities	12,014	5,375
Loan originations and payments, net	220	3,020
Proceeds from sale of HarVest loans	-	7,568
Proceeds from sale of SBA loans	-	5,713
Net cash received in HarVest acquisition	-	47,257
Net decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	972	1,790
Proceeds from cash surrender value of bank-owned life insurance	-	395
Payments received on FDIC indemnification asset	171	89
Proceeds from sale of other real estate owned	2,578	1,107
Purchases of bank premises and equipment	(64)	(72)
Net cash and cash equivalents provided by investing activities	4,705	79,474
Financing activities:
Net decrease in deposits	(5,339)	(57,577)
Cash dividends paid - common stock	(1,275)	(349)
Repayment of Federal Home Loan Bank advances	-	(16,488)
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	(12,881)	13,293
Net cash and cash equivalents used in financing activities	(19,495)	(61,121)
Increase (decrease) in cash and cash equivalents	(10,655)	22,308
Cash and cash equivalents at beginning of period	39,200	5,035
Cash and cash equivalents at end of period	$28,545	$27,343
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$2,326	$2,985
Income taxes	2,238	1,200
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	1,605	1,959
Transfer from covered loans to other real estate owned	4,031	-

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013

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

2.    STOCK- BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees.  As of June 30, 2013, options to purchase an aggregate of 302,500 shares of common stock were outstanding and no shares remained available for issuance. The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options.  The purpose of the plan is to afford key employees an incentive to remain in the employ of Southern National and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in Southern National’s future success.  Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date.  The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

Southern National granted 120,250 options during the first six months of 2013. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model.  The following weighted-average assumptions were used to value options granted in the six months ended June 30, 2013:

Expected life	10 years
Expected volatility	34.21%
Risk-free interest rate	2.42%
Weighted average fair value per option granted	$3.58
Dividend yield	1.29%

The risk-free interest rate was developed using the U. S. Treasury yield curve for periods equal to the expected life of the options on the grant date.  An increase in the risk-free interest rate will increase stock compensation expense on future option grants.

For the three and six months ended June 30, 2013 and 2012, stock-based compensation expense was $63 thousand and $126 thousand, respectively, compared to $47 thousand and $96 thousand for the same periods last year.  As of June 30, 2013, unrecognized compensation expense associated with the stock options was $1.1 million, which is expected to be recognized over a weighted average period of 4.0 years.

A summary of the activity in the stock option plan during the six months ended June 30, 2013 follows (dollars in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	512,825	$7.98
Granted	120,250	9.18
Forfeited	-	-
Exercised	-	-
Options outstanding, end of period	633,075	$8.21	6.5	$1,011

Vested or expected to vest	633,075	$8.21	6.5	$1,011

Exercisable at end of period	304,775	$8.35	4.0	$451

3.    SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
June 30, 2013	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,305	$-	$(271)	$2,034

	Amortized	Gross Unrealized		Fair
December 31, 2012	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,309	$2	$(22)	$2,289
FHLMC preferred stock	16	86	-	102
Total	$2,325	$88	$(22)	$2,391

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
June 30, 2013	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$29,029	$769	$(206)	$29,592
Residential government-sponsored collateralized mortgage obligations	4,844	5	(233)	4,616
Government-sponsored agency securities	29,969	-	(2,084)	27,885
Obligations of states and political subdivisions	11,012	-	(883)	10,129
Other residential collateralized mortgage obligations	741	27		768
Trust preferred securities	7,759	1,071	(2,185)	6,645
	$83,354	$1,872	$(5,591)	$79,635

	Amortized	Gross Unrecognized		Fair
December 31, 2012	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$35,375	$1,559	$-	$36,934
Residential government-sponsored collateralized mortgage obligations	5,444	81	-	5,525
Government-sponsored agency securities	29,983	52	(4)	30,031
Obligations of states and political subdivisions	4,689	1	(69)	4,621
Other residential collateralized mortgage obligations	817	-	(24)	793
Trust preferred securities	7,743	1,422	(2,242)	6,923
	$84,051	$3,115	$(2,339)	$84,827

The amortized cost amounts are net of recognized other than temporary impairment.

During the six months ended June 30, 2013, we sold 55 thousand shares of available for sale FHLMC preferred stock resulting in a gain of $142 thousand.

The fair value and carrying amount, if different, of debt securities as of June 30, 2013, by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in five to ten years	$4,257	$4,015	$-	$-
Due after ten years	44,483	40,644	2,305	2,034
Residential government-sponsored mortgage-backed securities	29,029	29,592	-	-
Residential government-sponsored collateralized mortgage obligations	4,844	4,616	-	-
Other residential collateralized mortgage obligations	741	768	-	-
Total	$83,354	$79,635	$2,305	$2,034

Securities with a carrying amount of approximately $66.7 million and $62.3 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment.  At June 30, 2013 and December 31, 2012, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $63.2 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at June 30, 2013.  Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of June 30, 2013. The following tables present information regarding securities in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012 (in thousands) by duration of time in a loss position:

June 30, 2013
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$2,034	$(271)	$-	$-	$2,034	$(271)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$15,439	$(206)	$-	$-	$15,439	$(206)
Residential government-sponsored collateralized mortgage obligations	3,337	(233)	-	-	3,337	(233)
Government-sponsored agency securities	27,885	(2,084)	-	-	27,885	(2,084)
Obligations of states and political subdivisions	10,129	(883)			$10,129	$(883)
Trust preferred securities	-	-	4,352	(2,185)	4,352	(2,185)
	$56,790	$(3,406)	$4,352	$(2,185)	$61,142	$(5,591)

December 31, 2012
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$1,552	$(22)	$-	$-	$1,552	$(22)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Obligations of states and political subdivisions	$4,189	$(69)	$-	$-	$4,189	$(69)
Government-sponsored agency securities	4,996	(4)	-	-	4,996	(4)
Other residential collateralized mortgage obligations	793	(24)	-	-	793	(24)
Trust preferred securities	-	-	4,849	(2,242)	4,849	(2,242)
	$9,978	$(97)	$4,849	$(2,242)	$14,827	$(2,339)

As of June 30, 2013, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$6,777	$6,124	$4,097	24%	$281
MMCF III B	Senior Sub	A3	A-	Ba1	CC	421	413	255	30%	8
						7,198	6,537	4,352		$289

										Cumulative Other	Cumulative
										Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	515	520	44%	626	$359
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,132	56	140	39%	783	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	103	29%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,081	27	254	30%	363	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	548	23%	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,210	30	152	35%	621	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,136	119	576	16%	837	1,180
						14,248	1,222	2,293		$4,251	$8,775

Total						$21,446	$7,759	$6,645

(1)  Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)  Pre-tax

Each of these securities has been evaluated for other than temporary impairment (“OTTI”).  In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

●	.5% of the remaining performing collateral will default or defer per annum.

●	Recoveries ranging from 25% to 46% with a two year lag on all defaults and deferrals.
●	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
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

We recognized no OTTI charges during the second quarter of 2013 and recognized OTTI charges of $3 thousand during the first six months of 2013 compared to OTTI charges related to credit on the trust preferred securities totaling $235 thousand and $237 thousand during the same periods of 2012.

The following table presents a roll forward of the credit losses on our securities held to maturity recognized in earnings for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,964	$8,277
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	3	237
Reductions due to realized losses	(32)	(89)
Amount of cumulative other-than-temporary impairment related to credit loss as of June 30	$8,935	$8,425

Changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2013 are shown in the table below.  All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
For the three months ended June 30, 2013	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(50)	$(2,967)	$(3,017)
Other comprehensive income/(loss) before reclassifications	(128)	(8)	(136)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	(128)	(8)	(136)
Ending balance	$(178)	$(2,975)	$(3,153)

	Unrealized Holding
	Gains (Losses) on
For the six months ended June 30, 2013	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$44	$(3,025)	$(2,981)
Other comprehensive income/(loss) before reclassifications	(129)	52	(77)
Amounts reclassified from accumulated other comprehensive income/(loss)	(93)	(2)	(95)
Net current-period other comprehensive income/(loss)	(222)	50	(172)
Ending balance	$(178)	$(2,975)	$(3,153)

4.    LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2013 and December 31, 2012:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	June 30, 2013			December 31, 2012
Loans secured by real estate:
Commercial real estate - owner-occupied	$3,662	$93,837	$97,499	$4,143	$93,288	$97,431
Commercial real estate - non-owner-occupied	6,028	140,929	146,957	10,246	130,152	140,398
Secured by farmland	103	517	620	-	1,479	1,479
Construction and land loans	52	31,076	31,128	1,261	44,946	46,207
Residential 1-4 family	19,067	62,544	81,611	21,005	61,319	82,324
Multi- family residential	598	21,924	22,522	614	18,774	19,388
Home equity lines of credit	28,954	7,776	36,730	31,292	9,178	40,470
Total real estate loans	58,464	358,603	417,067	68,561	359,136	427,697

Commercial loans	1,261	105,752	107,013	2,672	99,081	101,753
Consumer loans	87	1,338	1,425	88	1,623	1,711
Gross loans	59,812	465,693	525,505	71,321	459,840	531,161

Less deferred fees on loans	7	(1,228)	(1,221)	7	(1,017)	(1,010)
Loans, net of deferred fees	$59,819	$464,465	$524,284	$71,328	$458,823	$530,151

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

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.” Non-covered loans included $47.8 million of loans acquired in the HarVest acquisition. Accretable discount on the acquired covered loans and the HarVest loans was $10.1 million and $11.7 million at June 30, 2013 and December 31, 2012, respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

June 30, 2013	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$136	$231	$-	$7,605	$7,605	$-	$7,741	$7,836	$-
Commercial real estate - non-owner occupied (2)	1,461	2,315	-	1,061	1,154	-	2,522	3,469	-
Construction and land development	-	-	-	3,582	3,582	-	3,582	3,582	-
Commercial loans	45	75	-	2,723	2,860	-	2,768	2,935	-
Residential 1-4 family	1,790	2,176	-	3,638	3,638	-	5,428	5,814	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$3,432	$4,797	$-	$18,609	$18,839	$-	$22,041	$23,636	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$120	$120	$120	$120	$120	$120
Commercial real estate - non-owner occupied (2)	-	-	-	970	970	61	970	970	61
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	2,491	2,491	450	2,491	2,491	450
Residential 1-4 family	-	-	-	5,335	5,335	440	5,335	5,335	440
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$8,916	$8,916	$1,071	$8,916	$8,916	$1,071
Grand total	$3,432	$4,797	$-	$27,525	$27,755	$1,071	$30,957	$32,552	$1,071

(1) Recorded investment is after cumulative prior charge offs of $3.2 million. These loans also have aggregate SBA guarantees of $1.6 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.

December 31, 2012	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$138	$234	$-	$3,318	$3,357	$-	$3,456	$3,591	$-
Commercial real estate - non-owner occupied (2)	2,114	3,543	-	1,705	1,802	-	3,819	5,345	-
Construction and land development	1,108	1,852	-	2,981	2,981	-	4,089	4,833	-
Commercial loans	212	359	-	5,212	5,349	-	5,424	5,708	-
Residential 1-4 family	1,555	1,805	-	3,368	3,471	-	4,923	5,276	-
Other consumer loans	-		-	-	-	-	-	-	-

Total	$5,127	$7,793	$-	$16,584	$16,960	$-	$21,711	$24,753	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$137	$137	$137	$137	$137	$137
Commercial real estate - non-owner occupied (2)	-	-	-	1,177	1,177	260	1,177	1,177	260
Construction and land development	-	-	-	-	-		-	-	-
Commercial loans	-	-	-	-	-		-	-	-
Residential 1-4 family	-	-	-	5,791	5,791	440	5,791	5,791	440
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$7,105	$7,105	$837	$7,105	$7,105	$837
Grand total	$5,127	$7,793	$-	$23,689	$24,065	$837	$28,816	$31,858	$837

(1) Recorded investment is after cumulative prior charge offs of $4.7 million. These loans also have aggregate SBA guarantees of $2.6 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three and six months ended June 30, 2013 and 2012 (in thousands):

Three months ended June 30, 2013
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$137	$4	$7,625	$131	$7,762	$135
Commercial real estate - non-owner occupied (2)	1,463	30	963	21	2,426	51
Construction and land development	-	-	2,044	-	2,044	-
Commercial loans	45	1	2,165	8	2,210	9
Residential 1-4 family	1,789	15	3,462	33	5,251	48
Other consumer loans	-	-	-	-	-	-

Total	$3,434	$50	$16,259	$193	$19,693	$243

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$122	$5	$122	$5
Commercial real estate - non-owner occupied (2)	-	-	971	17	971	17
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,625	-	2,625	-
Residential 1-4 family	-	-	5,401	80	5,401	80
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$9,119	$102	$9,119	$102
Grand total	$3,434	$50	$25,378	$295	$28,812	$345

(2) Includes loans secured by farmland and multi-family residential loans.

Three months ended June 30, 2012
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$134	$4	$288	$-	$422	$4
Commercial real estate - non-owner occupied (2)	2,280	3	2,050	-	4,330	3
Construction and land development	1,111	26	2,347	43	3,458	69
Commercial loans	210	5	3,488	41	3,698	46
Residential 1-4 family	1,170	9	367	9	1,537	18
Other consumer loans	-	-	-	-	-	-

Total	$4,905	$47	$8,540	$93	$13,445	$140

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	1,523	51	1,523	51
Construction and land development	-	-	3,063	44	3,063	44
Commercial loans	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,586	$95	$4,586	$95
Grand total	$4,905	$47	$13,126	$188	$18,031	$235

(2) Includes loans secured by farmland and multi-family residential loans.

Six months ended June 30, 2013
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$137	$9	$5,536	$176	$5,673	$185
Commercial real estate - non-owner occupied (2)	1,471	62	1,028	42	2,499	104
Construction and land development	-	-	1,699	23	1,699	23
Commercial loans	45	2	2,178	20	2,223	22
Residential 1-4 family	1,757	37	3,185	67	4,942	104
Other consumer loans	-	-	-	-	-	-

Total	$3,410	$110	$13,626	$328	$17,036	$438

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$127	$9	$127	$9
Commercial real estate - non-owner occupied (2)	-	-	974	33	974	33
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,663	-	2,663	-
Residential 1-4 family	-	-	5,480	168	5,480	168
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$9,244	$210	$9,244	$210
Grand total	$3,410	$110	$22,870	$538	$26,280	$648

(2) Includes loans secured by farmland and multi-family residential loans.

Six months ended June 30, 2012
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$135	$9	$287	$11	$422	$20
Commercial real estate - non-owner occupied (2)	2,131	42	2,319	37	4,450	79
Construction and land development	1,081	51	3,005	74	4,086	125
Commercial loans	211	11	3,682	83	3,893	94
Residential 1-4 family	1,165	15	1,267	12	2,432	27
Other consumer loans	-	-	-	-	-	-

Total	$4,723	$128	$10,560	$217	$15,283	$345

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	1,492	51	1,492	51
Construction and land development	-	-	2,546	58	2,546	58
Commercial loans	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,038	$109	$4,038	$109
Grand total	$4,723	$128	$14,598	$326	$19,321	$454

(2) Includes loans secured by farmland and multi-family residential loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$337	$-	$-	$337	$-	$3,325	$3,662
Commercial real estate - non-owner occupied (1)	389	-	-	389	268	6,072	6,729
Construction and land development	-	41	-	41	-	11	52
Commercial loans	-	-	-	-	-	1,261	1,261
Residential 1-4 family	317	-	-	317	1,624	46,080	48,021
Other consumer loans		2	-	2	-	85	87

Total	$1,043	$43	$-	$1,086	$1,892	$56,834	$59,812

Non-covered loans:
Commercial real estate - owner occupied	$2,293	$-	$-	$2,293	$-	$91,544	$93,837
Commercial real estate - non-owner occupied (1)	1,285	-	-	1,285	-	162,085	163,370
Construction and land development	-	2,332	-	2,332	1,275	27,469	31,076
Commercial loans	1,396	866	-	2,262	4,132	99,358	105,752
Residential 1-4 family	6,240	2,523	-	8,763	868	60,689	70,320
Other consumer loans	5	-	-	5	-	1,333	1,338

Total	$11,219	$5,721	$-	$16,940	$6,275	$442,478	$465,693

Total loans:
Commercial real estate - owner occupied	$2,630	$-	$-	$2,630	$-	$94,869	$97,499
Commercial real estate - non-owner occupied (1)	1,674	-	-	1,674	268	168,157	170,099
Construction and land development	-	2,373	-	2,373	1,275	27,480	31,128
Commercial loans	1,396	866	-	2,262	4,132	100,619	107,013
Residential 1-4 family	6,557	2,523	-	9,080	2,492	106,769	118,341
Other consumer loans	5	2	-	7	-	1,418	1,425

Total	$12,262	$5,764	$-	$18,026	$8,167	$499,312	$525,505

December 31, 2012	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$373	$-	$-	$373	$-	$3,770	$4,143
Commercial real estate - non-owner occupied (1)	151	2,321	-	2,472	-	8,388	10,860
Construction and land development	72	-	-	72	51	1,138	1,261
Commercial loans	143	-	-	143	1,963	566	2,672
Residential 1-4 family	257	-	-	257	1,555	50,485	52,297
Other consumer loans	-	-	-	-	-	88	88

Total	$996	$2,321	$-	$3,317	$3,569	$64,435	$71,321

Non-covered loans:
Commercial real estate - owner occupied	$2,025	$-	$-	$2,025	$580	$90,683	$93,288
Commercial real estate - non-owner occupied (1)	861	-	-	861	626	148,918	150,405
Construction and land development	35	-	-	35	1,484	43,427	44,946
Commercial loans	1,164	191	-	1,355	4,469	93,257	99,081
Residential 1-4 family	3,586	2,888	-	6,474	469	63,554	70,497
Other consumer loans	150	-	-	150	-	1,473	1,623

Total	$7,821	$3,079	$-	$10,900	$7,628	$441,312	$459,840

Total loans:
Commercial real estate - owner occupied	$2,398	$-	$-	$2,398	$580	$94,453	$97,431
Commercial real estate - non-owner occupied (1)	1,012	2,321	-	3,333	626	157,306	161,265
Construction and land development	107	-	-	107	1,535	44,565	46,207
Commercial loans	1,307	191	-	1,498	6,432	93,823	101,753
Residential 1-4 family	3,843	2,888	-	6,731	2,024	114,039	122,794
Other consumer loans	150	-	-	150	-	1,561	1,711

Total	$8,817	$5,400	$-	$14,217	$11,197	$505,747	$531,161

(1) Includes loans secured by farmland and multi-family residential loans.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $1.6 million and $2.6 million at June 30, 2013 and December 31, 2012, respectively.

Activity in the allowance for non-covered loan and lease losses for the three and six months ended June 30, 2013 and 2012 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended June 30, 2013	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$898	$1,191	$1,048	$2,095	$1,296	$64	$560	$7,152
Charge offs	-	-	-	(266)	(480)	(1)	-	(747)
Recoveries	8	51	3	35	2	1	-	100
Provision	(174)	(152)	(25)	878	589	(9)	(382)	725
Ending balance	$732	$1,090	$1,026	$2,742	$1,407	$55	$178	$7,230

Three months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$649	$1,666	$500	$2,552	$948	$38	$549	$6,902
Charge offs	-	(32)	(1,280)	(344)	(190)	(3)	-	(1,849)
Recoveries	-	-	-	261	12	4	-	277
Provision	(24)	(619)	2,254	75	115	(4)	(472)	1,325
Ending balance	$625	$1,015	$1,474	$2,544	$885	$35	$77	$6,655

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Six months ended June 30, 2013	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967
Charge offs	-	(199)	(300)	(665)	(518)	(141)	-	(1,823)
Recoveries	8	51	5	74	123	1	-	262
Provision	(208)	(236)	351	1,223	639	162	(107)	1,824
Ending balance	$732	$1,090	$1,026	$2,742	$1,407	$55	$178	$7,230

Six months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295
Charge offs	-	(32)	(1,280)	(1,167)	(222)	(6)	-	(2,707)
Recoveries	-	-	-	273	13	6	-	292
Provision	(2)	36	1,387	1,211	73	(7)	77	2,775
Ending balance	$625	$1,015	$1,474	$2,544	$885	$35	$77	$6,655

(1) Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for covered loan and lease losses by class of loan for the three and six months ended June 30, 2013 is summarized below (in thousands).  There was no allowance for loan and lease losses for covered loans recorded in the six months ended June 30, 2012.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended June 30, 2013	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$45	$-	$-	$-	$21	$-	$66
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$45	$-	$-	$-	$21	$-	$66

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Six months ended June 30, 2013	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$45	$-	$43	$-	$11	$-	$99
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	(35)	-	8	-	(27)
Provision	-	-	-	(8)	-	2	-	(6)
Ending balance	$-	$45	$-	$-	$-	$21	$-	$66

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Represents the portion of decreased expected losses which is covered by the loss sharing agreement with the FDIC.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development (2)	Loans	Residential	Loans	Unallocated	Total
June 30, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$120	$61	$300	$450	$440	$-	$-	$1,371
Collectively evaluated for impairment	612	1,029	726	2,292	967	55	178	5,859
Total ending allowance	$732	$1,090	$1,026	$2,742	$1,407	$55	$178	$7,230

Loans:
Individually evaluated for impairment	$7,725	$2,031	$3,582	$5,214	$8,973	$-	$-	$27,525
Collectively evaluated for impairment	86,112	161,339	27,494	100,538	61,347	1,338	-	438,168
Total ending loan balances	$93,837	$163,370	$31,076	$105,752	$70,320	$1,338	$-	$465,693

December 31, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$137	$260	$-	$-	$440	$-	$-	$837
Collectively evaluated for impairment	795	1,214	970	2,110	723	33	285	6,130
Total ending allowance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967

Loans:
Individually evaluated for impairment	$3,455	$2,882	$2,981	$5,212	$9,159	$-	$-	$23,689
Collectively evaluated for impairment	89,833	147,523	41,965	93,869	61,338	1,623	-	436,151
Total ending loan balances	$93,288	$150,405	$44,946	$99,081	$70,497	$1,623	$-	$459,840

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes an allowance for a loan that was evaluated but not considered impaired at June 30, 2013.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
June 30, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	45	-	-	-	21	-	66
Total ending allowance	$-	$45	$-	$-	$-	$21	$-	$66

Loans:
Individually evaluated for impairment	$136	$1,461	$-	$45	$1,790	$-	$-	$3,432
Collectively evaluated for impairment	3,526	5,268	52	1,216	46,231	87	-	56,380
Total ending loan balances	$3,662	$6,729	$52	$1,261	$48,021	$87	$-	$59,812

December 31, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	45	-	43	-	11	-	99
Total ending allowance	$-	$45	$-	$43	$-	$11	$-	$99

Loans:
Individually evaluated for impairment	$138	$2,114	$1,108	$212	$1,555	$-	$-	$5,127
Collectively evaluated for impairment	4,005	8,746	153	2,460	50,742	88	-	66,194
Total ending loan balances	$4,143	$10,860	$1,261	$2,672	$52,297	$88	$-	$71,321

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

As of June 30, 2013, we had one construction and land loan modified in a troubled debt restructuring with an unpaid principal balance of $1.3 million which was restructured by reducing the interest rate and modifying other terms. The unpaid principal balance did not change. This loan defaulted subsequent to restructuring, and is now a nonaccrual loan. There is no additional commitment to lend to this borrower.  We also had one commercial real estate owner-occupied loan modified in a troubled debt restructuring with an unpaid principal balance of $712 thousand which was restructured by reducing the principal portion of the contractual principal and interest payment without modifying the interest rate.  There is no additional commitment to lend to this borrower.

Credit Quality Indicators

Through its system of internal controls Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful.  Special Mention loans are considered to be criticized.  Substandard and Doubtful loans are considered to be classified.  Southern National had no loans classified Doubtful at June 30, 2013 or December 31, 2012.

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

As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

June 30, 2013	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$136	$3,526	$3,662	$813	$7,725	$85,299	$93,837	$8,674	$88,825	$97,499
Commercial real estate - non-owner occupied (2)	1,461	5,268	6,729	102	2,031	161,237	163,370	3,594	166,505	170,099
Construction and land development	-	52	52	643	3,582	26,851	31,076	4,225	26,903	31,128
Commercial loans	45	1,216	1,261	425	5,214	100,113	105,752	5,684	101,329	107,013
Residential 1-4 family	1,790	46,231	48,021	-	8,973	61,347	70,320	10,763	107,578	118,341
Other consumer loans	-	87	87	-	-	1,338	1,338	-	1,425	1,425

Total	$3,432	$56,380	$59,812	$1,983	$27,525	$436,185	$465,693	$32,940	$492,565	$525,505

December 31, 2012	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$138	$4,005	$4,143	$821	$3,455	$89,012	$93,288	$4,414	$93,017	$97,431
Commercial real estate - non-owner occupied (2)	2,114	8,746	10,860	-	2,882	147,523	150,405	4,996	156,269	161,265
Construction and land development	1,108	153	1,261	-	2,981	41,965	44,946	4,089	42,118	46,207
Commercial loans	212	2,460	2,672	32	5,212	93,837	99,081	5,456	96,297	101,753
Residential 1-4 family	1,555	50,742	52,297	-	9,159	61,338	70,497	10,714	112,080	122,794
Other consumer loans	-	88	88	-	-	1,623	1,623	-	1,711	1,711

Total	$5,127	$66,194	$71,321	$853	$23,689	$435,298	$459,840	$29,669	$501,492	$531,161

(1)   Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio.  The same credit quality indicators used in the non-covered portfolio are combined.
(2)   Includes loans secured by farmland and multi-family residential loans.
(3)   Includes SBA guarantees of $1.6 million and $2.6 million as of June 30, 2013 and December 31, 2012, respectively.

5.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $6.8 million and $10.3 million as of June 30, 2013 and December 31, 2012, respectively.

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

At June 30, 2013 and December 31, 2012, we had unfunded lines of credit and undisbursed construction loan funds totaling $90.7 million and $82.5 million, respectively. We had approved loan commitments of $9.9 million at June 30, 2013, and we had no approved loan commitments as of December 31, 2012.  Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

6.     EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2013
Basic EPS	$1,555	11,590	$0.13
Effect of dilutive stock options and warrants	-	44	-
Diluted EPS	$1,555	11,634	$0.13

For the three months ended June 30, 2012
Basic EPS	$2,215	11,590	$0.19
Effect of dilutive stock options and warrants	-	4	-
Diluted EPS	$2,215	11,594	$0.19

For the six months ended June 30, 2013
Basic EPS	$3,081	11,590	$0.27
Effect of dilutive stock options and warrants	-	33	-
Diluted EPS	$3,081	11,623	$0.27

For the six months ended June 30, 2012
Basic EPS	$4,058	11,590	$0.35
Effect of dilutive stock options and warrants	-	3	-
Diluted EPS	$4,058	11,593	$0.35

There were 671,262 and 682,365 anti-dilutive options and warrants for the three and six months ended June 30, 2013, respectively. Anti-dilutive options and warrants totaled 514,104 and 515,390 for the three and six months ended June 30, 2012, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,034	$-	$2,034	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,289	$-	$2,289	$-
FHLMC preferred stock	102	102	-	-
Total available-for-sale securities	$2,391	$102	$2,289	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 10.42% to 14.33% at June 30, 2013.   Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the three months ended June 30, 2013.  The assumptions used in the analysis included a 3.7% prepayment speed, 9.2% default rate, a 47% loss severity and an accounting yield of 2.57% during the three months ended June 30, 2013.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by appraisals or other valuation which is then adjusted for the cost related to liquidation of the collateral.  Discounts have predominantly been in the range of 0% to 8.4%. In some cases liquidation expenses may be netted from the appraised value which may result in a 0% discount. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $27.5 million (including SBA guarantees of $1.6 million and HarVest loans of $370 thousand) as of June 30, 2013 with an allocated allowance for loan losses totaling $1.1 million compared to a carrying amount of $23.7 million (including SBA guarantees of $2.6 million) with an allocated allowance for loan losses totaling $837 thousand at December 31, 2012.  Charge offs related to the impaired loans at June 30, 2013 totaled $746 thousand and $1.2 million for the three and six months ended June 30, 2013, respectively, compared to $1.4 million and $1.6 million for the three and six months ended June 30, 2012.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. Discounts have predominantly been in the range of 0% to 7.9%. In some cases liquidation expenses may be netted from the appraised value which may result in a 0% discount. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At June 30, 2013, the total amount of OREO was $14.9 million, of which $12.1 million was non-covered (including $739 thousand acquired from HarVest) and $2.8 million was covered.

At December 31, 2012, the total amount of OREO was $13.8 million, of which $13.2 million was non-covered (including $744 thousand acquired from HarVest) and $636 thousand was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	7,605			7,605
Commercial real estate - non-owner occupied (1)	1,970			1,970
Construction and land development	3,582			3,582
Commercial loans	4,764			4,764
Residential 1-4 family	8,533			8,533
Impaired covered loans:
Commercial real estate - owner occupied	136			136
Commercial real estate - non-owner occupied (1)	1,461			1,461
Commercial loans	45			45
Residential 1-4 family	1,790			1,790
Non-covered other real estate owned:
Commercial real estate - owner occupied	713			713
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	5,746			5,746
Residential 1-4 family	4,318			4,318
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial real estate - non-owner occupied (1)	2,200			2,200
Commercial	79			79

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$3,318			$3,318
Commercial real estate - non-owner occupied (1)	2,622			2,622
Construction and land development	2,981			2,981
Commercial loans	5,212			5,212
Residential 1-4 family	8,719			8,719
Impaired covered loans:
Commercial real estate - owner occupied	138			138
Commercial real estate - non-owner occupied (1)	2,114			2,114
Construction and land development	1,108			1,108
Commercial loans	212			212
Residential 1-4 family	1,555			1,555
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	6,484			6,484
Residential 1-4 family	4,913			4,913
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial	79			79

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		June 30, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$28,545	$28,545	$39,200	$39,200
Securities available for sale	See previous table	2,034	2,034	2,391	2,391
Securities held to maturity	Level 2 & Level 3	83,354	79,635	84,051	84,827
Stock in Federal Reserve Bank and Federal
Home Loan Bank	n/a	5,240	n/a	6,212	n/a
Net non-covered loans	Level 3	457,235	461,148	451,757	457,906
Net covered loans	Level 3	59,753	63,910	71,328	77,976
Accrued interest receivable	Level 2 & Level 3	2,222	2,222	2,455	2,455
FDIC indemnification asset	Level 3	6,308	4,671	6,735	6,735
Financial liabilities:
Demand deposits	Level 1	67,347	67,347	72,418	72,418
Money market and savings accounts	Level 1	158,609	158,609	172,851	172,851
Certificates of deposit	Level 3	319,682	321,203	305,708	308,160
Securities sold under agreements to
repurchase and other short-term borrowings	Level 1	20,530	20,530	33,411	33,411
FHLB advances	Level 3	30,250	31,848	30,250	31,380
Accrued interest payable	Level 1 & Level 3	360	360	258	258

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

The assets and liabilities were recorded at their estimated fair values as of the April 27, 2012 acquisition date.  A summary of the net assets acquired from the FDIC is as follows (in thousands):

Assets
Cash and cash equivalents	$21,704
Consideration due from the FDIC	25,553
Investment securities	38,379
Loans	64,966
Loans held for sale	7,568
Federal Home Loan Bank stock	1,167
Other real estate owned	750
Core deposit intangible	179
Other assets	576
Total assets acquired	$160,842

Liabilities
Deposits	$140,484
FHLB Advances	16,738
Other liabilities	136
Total liabilities	$157,358

Net assets acquired (bargain purchase gain)	$3,484

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV.  This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2012.  Results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of results that may be attained for any other period.

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

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended June 30, 2013 was $1.6 million and $3.1 million for the first half of 2013. That compares to $2.2 million and $4.1 million for the three and six months ended June 30, 2012.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $7.4 million in the quarter ended June 30, 2013 down from $7.8 million during the same period last year. The accretion of the discount on Greater Atlantic Bank’s loans contributed $361 thousand to second quarter 2013 net interest income compared to $705 thousand during the second quarter of 2012. The accretion of the discount on HarVest’s loans contributed $440 thousand in the second quarter of 2013 compared to $172 thousand during the second quarter of 2012. The cost of funds decreased from 1.16% for the quarter ended June 30, 2012, to 0.84% for the second quarter of 2013. Sonabank’s net interest margin was 4.57% in the second quarter of 2013 compared to 5.07% during the comparable quarter last year and 4.94% during the first quarter of 2013.

Net interest income was $15.1 million during the six months ended June 30, 2013, compared to $15.5 million during the comparable period in the prior year. Approximately $805 thousand of the 2012 net interest income resulted from the recovery of discount recognized in purchase accounting during the first quarter of 2012 for two impaired loans acquired in the Greater Atlantic Bank acquisition following the receipt of payment from the borrowers. The total accretion of the discount on the Greater Atlantic Bank loan portfolio, including the aforementioned $805 thousand, amounted to $2.2 million in the first six months of 2012, compared to $808 thousand in the first half of 2013. The cost of funds decreased from 1.19% for the six months ended June 30, 2012, to 0.89% for the six months ended June 30, 2013. Sonabank’s net interest margin was 4.76% in the first six months of 2013 compared to 5.32% during the same period last year.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Quarters Ended
	6/30/2013			6/30/2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$505,106	$7,765	6.17%	$539,322	$8,768	6.54%
Investment securities	83,521	557	2.67%	65,483	509	3.11%
Other earning assets	58,488	227	1.56%	15,965	84	2.12%

Total earning assets	647,115	8,549	5.30%	620,770	9,361	6.07%
Allowance for loan losses	(7,304)			(7,032)
Total non-earning assets	72,567			72,680
Total assets	$712,378			$686,418

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$23,101	16	0.28%	$19,160	22	0.46%
Money market accounts	155,843	124	0.32%	163,001	327	0.81%
Savings accounts	10,759	16	0.60%	8,321	13	0.61%
Time deposits	322,638	864	1.07%	287,092	939	1.32%
Total interest-bearing deposits	512,341	1,020	0.80%	477,574	1,301	1.10%
Borrowings	45,799	155	1.36%	51,788	227	1.76%
Total interest-bearing liabilities	558,140	1,175	0.84%	529,362	1,528	1.16%
Noninterest-bearing liabilities:
Demand deposits	43,920			43,228
Other liabilities	5,550			12,106
Total liabilites	607,610			584,696
Stockholders’ equity	104,768			101,722
Total liabilities and stockholders’ equity	$712,378			$686,418
Net interest income		7,374			7,833
Interest rate spread			4.45%			4.90%
Net interest margin			4.57%			5.07%

(1) Includes loan fees in both interest income and the calculation of the yield on loans.
(2) Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest
	Analysis For the Six Months Ended
	6/30/2013			6/30/2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$509,514	$16,109	6.38%	$513,970	$17,379	6.80%
Investment securities	84,041	1,124	2.67%	55,008	911	3.31%
Other earning assets	48,659	339	1.40%	16,269	145	1.79%

Total earning assets	642,214	17,572	5.52%	585,247	18,435	6.33%
Allowance for loan losses	(7,478)			(6,989)
Total non-earning assets	71,364			71,899
Total assets	$706,100			$650,157

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$23,927	31	0.26%	$17,911	33	0.37%
Money market accounts	157,263	314	0.40%	156,091	626	0.81%
Savings accounts	10,424	29	0.56%	7,340	22	0.60%
Time deposits	313,652	1,746	1.12%	270,896	1,818	1.35%
Total interest-bearing deposits	505,266	2,120	0.85%	452,238	2,499	1.11%
Borrowings	46,522	308	1.34%	49,446	463	1.88%
Total interest-bearing liabilities	551,788	2,428	0.89%	501,684	2,962	1.19%
Noninterest-bearing liabilities:
Demand deposits	44,751			39,402
Other liabilities	5,270			8,102
Total liabilites	601,809			549,188
Stockholders’ equity	104,291			100,969
Total liabilities and stockholders’ equity	$706,100			$650,157
Net interest income		$15,144			$15,473
Interest rate spread			4.63%			5.14%
Net interest margin			4.76%			5.32%

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

The provision for loan losses in the second quarter of 2013 was $725 thousand, down from $1.3 million in the second quarter of 2012. For the six months ended June 30, 2013, the provision for loan losses was $1.8 million compared to $2.8 million for the same period last year.

Net charge offs during the quarter ended June 30, 2013 were $648 thousand compared to $1.6 million during the second quarter of 2012. Net charge offs during the six months ended June 30, 2013 were $1.6 million compared to $2.4 million during the first half of 2012.

Noninterest Income

The following tables present the major categories of noninterest income for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended
	June 30,
	2013	2012	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$203	$206	$(3)
Income from bank-owned life insurance	148	347	(199)
Bargain purchase gain on acquisition	-	3,484	(3,484)
Net loss on sale of available for sale securities	-	(13)	13
Net impairment losses recognized in earnings	-	(235)	235
Gain on other assets	13	-	13
Other	84	81	3
Total noninterest income	$448	$3,870	$(3,422)

	For the Six Months Ended
	June 30,
	2013	2012	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$396	$402	$(6)
Income from bank-owned life insurance	297	500	(203)
Bargain purchase gain on acquisition	-	3,484	(3,484)
Gain on sale of loans	-	657	(657)
Gain on other assets	13	14	(1)
Net gain (loss) on sale of available for sale securities	142	(13)	155
Net impairment losses recognized in earnings	(3)	(237)	234
Other	139	135	4
Total noninterest income	$984	$4,942	$(3,958)

During the second quarter of 2013 Sonabank had noninterest income of $448 thousand compared to noninterest income of $3.9 million during the second quarter of 2012. The decrease resulted primarily from the bargain purchase gain of $3.5 million from the HarVest transaction in the second quarter of 2012. In addition, there was an other than temporary impairment (“OTTI”) of $235 thousand in one trust preferred security during the second quarter of 2012 compared to no OTTI charges during the second quarter of 2013. Income from bank owned life insurance (“BOLI”) contributed $148 thousand during the second quarter of 2013 compared to $347 thousand the prior year quarter. The second quarter of 2012 was affected by a death benefit.

Noninterest income decreased from $4.9 million in the first six months of 2012 to $984 thousand in the first six months of 2013. The drivers of the decrease from the first half of 2012 were largely the same as the quarter except that during the first quarter of 2012 the bank sold the guaranteed portions of SBA loans and realized a $657 thousand gain.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended
	June 30,
	2013	2012	Change
	(dollars in thousands)
Salaries and benefits	$2,176	$1,970	$206
Occupancy expenses	753	705	48
Furniture and equipment expenses	171	143	28
Amortization of core deposit intangible	123	228	(105)
Virginia franchise tax expense	115	145	(30)
Merger expenses	-	349	(349)
FDIC assessment	224	142	82
Data processing expense	154	162	(8)
Telephone and communication expense	163	133	30
Change in FDIC indemnification asset	107	253	(146)
Net loss on other real estate owned	62	2,201	(2,139)
Other operating expenses	750	732	18
Total noninterest expense	$4,798	$7,163	$(2,365)

	For the Six Months Ended
	June 30,
	2013	2012	Change
	(dollars in thousands)
Salaries and benefits	$4,422	$3,795	$627
Occupancy expenses	1,513	1,287	226
Furniture and equipment expenses	327	299	28
Amortization of core deposit intangible	246	458	(212)
Virginia franchise tax expense	242	291	(49)
Merger expenses	-	349	(349)
FDIC assessment	458	271	187
Data processing expense	302	299	3
Telephone and communication expense	341	235	106
Change in FDIC indemnification asset	237	239	(2)
Net loss on other real estate owned	118	2,400	(2,282)
Other operating expenses	1,543	1,752	(209)
Total noninterest expense	$9,749	$11,675	$(1,926)

Noninterest expenses were $4.8 million and $9.7 million during the second quarter and the first half of 2013, respectively, compared to $7.2 million and $11.7 million during the same periods in 2012. Noninterest expenses for the second quarter of 2012 included the recognition of impairment in the values of five OREO properties in the Charlottesville market and one in the Culpeper market in the amount of $2.2 million. Also affecting the second quarter of 2012 were merger expenses relating to the HarVest transaction totaling $349 thousand, and other noninterest expenses related to the HarVest branches were $245 thousand. Occupancy and furniture and equipment expenses were $1.8 million during the first six months of 2013, compared to $1.6 million during 2012. Of this increase, $310 thousand resulted from operating five additional branches, four from the HarVest acquisition and one denovo.  In addition, salaries and benefits expense has increased $627 thousand during the six months ended June 30, 2013, compared to 2012 due to the HarVest acquisition and other additional personnel.   Full-time equivalent employees have increased from 137 at June 30, 2012, to 144 at June 30, 2013. Audit and accounting fees have decreased from $569 thousand during the six months ended June 30, 2012 to $251 thousand during the first six months of 2013.  These fees were abnormally high in 2012 because of the restatement of 2010 and 2009 financial statements.

The efficiency ratio was 60.28% during the six months ended June 30, 2013 compared to 56.90% during the first half of 2012.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $706.7 million as of June 30, 2013 compared to $723.8 million as of December 31, 2012.  Net loans receivable decreased from $523.1 million at the end of 2012 to $517.0 million at June 30, 2013. Within that total, covered loans declined by $11.5 million while the non-covered loan portfolio increased by $5.6 million.

Total deposits were $545.6 million at June 30, 2013 compared to $551.0 million at December 31, 2012. Certificates of deposit increased $14.0 million during the six months.  This was offset by a decrease in money market accounts of $16.8 million during the six months ended June 30, 2013.  Noninterest-bearing deposits were $45.3 million at June 30, 2013 and $49.6 million at December 31, 2012.  Noninterest-bearing deposits were historically high at December 31, 2012, primarily because of large balances held by title companies.

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

The following table summarizes the composition of our loan portfolio as of June 30, 2013 and December 31, 2012:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	June 30, 2013			December 31, 2012
Loans secured by real estate:
Commercial real estate - owner-occupied	$3,662	$93,837	$97,499	$4,143	$93,288	$97,431
Commercial real estate - non-owner-occupied	6,028	140,929	146,957	10,246	130,152	140,398
Secured by farmland	103	517	620	-	1,479	1,479
Construction and land loans	52	31,076	31,128	1,261	44,946	46,207
Residential 1-4 family	19,067	62,544	81,611	21,005	61,319	82,324
Multi- family residential	598	21,924	22,522	614	18,774	19,388
Home equity lines of credit	28,954	7,776	36,730	31,292	9,178	40,470
Total real estate loans	58,464	358,603	417,067	68,561	359,136	427,697

Commercial loans	1,261	105,752	107,013	2,672	99,081	101,753
Consumer loans	87	1,338	1,425	88	1,623	1,711
Gross loans	59,812	465,693	525,505	71,321	459,840	531,161

Less deferred fees on loans	7	(1,228)	(1,221)	7	(1,017)	(1,010)
Loans, net of deferred fees	$59,819	$464,465	$524,284	$71,328	$458,823	$530,151

(1) Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement.

As of June 30, 2013 and December 31, 2012, substantially all of our loans were to customers located in Virginia and Maryland.  We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Loans, net of deferred fees, decreased $5.9 million from $530.2 million at the end of 2012 to $524.3 million at June 30, 2013, but increased $14.3 million from March 31, 2013.  We had payoffs of large loans of approximately $8.3 million and $3.5 million in foreclosures during the quarter. However, that was offset this quarter by very strong loan closings of $36.0 million most of which closed near quarter-end.

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

Non-covered Loans and Assets

Non-covered loans evaluated for impairment totaled $27.5 million with allocated allowance for loan losses in the amount of $1.1 million as of June 30, 2013, including $6.3 million of nonaccrual loans. This compares to $23.7 million of impaired loans with allocated allowance for loan losses in the amount of $837 thousand at December 31, 2012, including $7.6 million of nonaccrual loans. The nonaccrual loans included SBA guaranteed amounts of $1.6 million and $2.6 million at June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013 and December 31, 2012 there were no loans past due 90 days or more and accruing interest.

Non-covered nonperforming assets decreased from $20.8 million at December 31, 2012 to $18.4 million at June 30, 2013.

Non-covered OREO as of June 30, 2013 was $12.1 million compared to $13.2 million as of the end of 2012. During the three months ended June 30, 2013 we had two foreclosures in the non-covered portfolio in the amount of $1.3 million and OREO sales of $617 thousand. For the six months ended June 30, 2013 we had four foreclosures in the non-covered portfolio totaling $1.6 million and OREO sales of $2.6 million.

Sonabank has an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans.  The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at June 30, 2013.

The following table presents a comparison of non-covered nonperforming assets as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012

Nonaccrual loans	$6,275	$7,628
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	6,275	7,628
Other real estate owned	12,119	13,200
Total nonperforming assets	$18,394	$20,828

SBA guaranteed amounts included in nonaccrual loans	$1,641	$2,607

Allowance for loan losses to nonperforming loans	115.22%	91.33%
Allowance for loan losses to total non-covered loans	1.55%	1.52%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	2.60%	2.80%

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

As of June 30, 2013, we had one construction and land loan modified in a troubled debt restructuring with an unpaid principal balance of $1.3 million which was restructured by reducing the interest rate and modifying other terms. The unpaid principal balance did not change. This loan defaulted subsequent to restructuring, and is now a nonaccrual loan. There is no additional commitment to lend to this borrower.  We also had one commercial real estate owner-occupied loan modified in a troubled debt restructuring with an unpaid principal balance of $712 thousand which was restructured by reducing the principal portion of the contractual principal and interest payment without modifying the interest rate.  There is no additional commitment to lend to this borrower.

Covered Loans and Assets

Covered loans identified as impaired totaled $3.4 million as of June 30, 2013 and $5.1 million at December 31, 2012. Nonaccrual loans were $1.9 million and $3.6 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, there were no loans past due 90 days or more and accruing interest.

Covered OREO as of June 30, 2013 was $2.8 million compared to $636 thousand as of the end of 2012. In the covered portfolio we had one foreclosure during the three months ended June 30, 2013 in the amount of $2.2 million and during the six months had two foreclosures totaling $4.0 million.  In the second quarter of 2013, we sold the property foreclosed on in the first quarter of 2013 for $1.9 million which resulted in a small gain.

Securities

Investment securities, available for sale and held to maturity, were $85.4 million at June 30, 2013 and $86.4 million at December 31, 2012.

Investment activity during the first six months of 2013 was concentrated on municipal bonds (as it was in the fourth quarter of 2012) and to a lesser extent on callable agencies. The yields available on FNMA and FHLMC mortgage pass through securities where we have historically invested excess cash have been adversely affected by the Federal Reserve Board’s third round of quantitative easing and its purchases of $40 billion a month in mortgage-backed securities. The yields on higher quality, bank qualified municipal bonds have been significantly higher on a taxable equivalent basis although they do entail some extension risk. We went into the strategy of investing in municipals with an overall asset sensitive balance sheet and are monitoring it to ensure we do not get outside our risk tolerance level. Through the end of the second quarter of 2013, we had assembled a portfolio of $13.0 million with a taxable equivalent yield of 3.02% and ratings as follows:

Rating		Amount
Service	Rating	(in thousands)
Moody’s	Aaa	$505
Moody’s	Aa2	3,208
Moody’s	Aa3	724
Standard & Poor’s	AAA	2,682
Standard & Poor’s	AA	3,690
Standard & Poor’s	AA-	2,237
		$13,046

In accordance with regulatory guidance we have performed an independent analysis on each security and monitor the portfolio on an ongoing basis.

As of June 30, 2013 we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$6,777	$6,124	$4,097	24%	$281
MMCF III B	Senior Sub	A3	A-	Ba1	CC	421	413	255	30%	8
						7,198	6,537	4,352		$289

Other Than Temporarily Impaired:										Cumulative Other Comprehensive Loss (2)	Cumulative OTTI Related to Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	515	520	44%	626	$359
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,132	56	140	39%	783	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	103	29%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,081	27	254	30%	363	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	548	23%	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,210	30	152	35%	621	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,136	119	576	16%	837	1,180
						14,248	1,222	2,293		$4,251	$8,775

Total						$21,446	$7,759	$6,645

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

We recognized no OTTI charges during the second quarter of 2013 and recognized OTTI charges of $3 thousand during the first six months of 2013 compared to OTTI charges related to credit on the trust preferred securities totaling $235 thousand and $237 thousand during the same periods of 2012.

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

 During the six months ended June 30, 2013, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At June 30, 2013, we had $90.7 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $9.9 million at June 30, 2013. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Southern National
Tier 1 risk-based capital ratio	$97,761	18.84%	$20,754	4.00%	$31,130	6.00%
Total risk-based capital ratio	104,243	20.09%	41,507	8.00%	51,884	10.00%
Leverage ratio	97,761	13.92%	28,097	4.00%	35,121	5.00%
Sonabank
Tier 1 risk-based capital ratio	$97,143	18.73%	$20,742	4.00%	$31,113	6.00%
Total risk-based capital ratio	103,620	19.98%	41,484	8.00%	51,855	10.00%
Leverage ratio	97,143	13.84%	28,085	4.00%	35,107	5.00%

December 31, 2012
Southern National
Tier 1 risk-based capital ratio	$95,539	18.33%	$20,853	4.00%	$31,280	6.00%
Total risk-based capital ratio	102,048	19.57%	41,707	8.00%	52,133	10.00%
Leverage ratio	95,539	13.69%	27,908	4.00%	34,884	5.00%
Sonabank
Tier 1 risk-based capital ratio	$94,754	18.18%	$20,842	4.00%	$31,264	6.00%
Total risk-based capital ratio	101,260	19.43%	41,685	8.00%	52,106	10.00%
Leverage ratio	94,754	13.59%	27,896	4.00%	34,871	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of June 30, 2013 and as of December 31, 2012, and all changes are within our ALM Policy guidelines:

	Sensitivity of Economic Value of Equity
	As of June 30, 2013

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$100,937	$(13,373)	-11.70%	14.28%	96.19%
Up 300	103,061	(11,249)	-9.84%	14.58%	98.21%
Up 200	106,221	(8,089)	-7.08%	15.03%	101.22%
Up 100	111,010	(3,300)	-2.89%	15.71%	105.79%
Base	114,310	-	0.00%	16.17%	108.93%
Down 100	110,949	(3,361)	-2.94%	15.70%	105.73%
Down 200	107,258	(7,052)	-6.17%	15.18%	102.21%

	Sensitivity of Economic Value of Equity
	As of December 31, 2012

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$105,710	$(11,198)	-9.58%	14.60%	102.46%
Up 300	107,601	(9,307)	-7.96%	14.87%	104.29%
Up 200	110,442	(6,466)	-5.53%	15.26%	107.04%
Up 100	115,426	(1,482)	-1.27%	15.95%	111.87%
Base	116,908	-	0.00%	16.15%	113.31%
Down 100	111,153	(5,755)	-4.92%	15.36%	107.73%
Down 200	111,252	(5,656)	-4.84%	15.37%	107.83%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2013 and December 31, 2012 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of June 30, 2013

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$32,639	$6,643	4.90%	0.98%
Up 300	30,496	4,500	4.58%	0.66%
Up 200	28,488	2,492	4.29%	0.37%
Up 100	26,954	958	4.06%	0.14%
Base	25,996	-	3.92%	0.00%
Down 100	25,757	(239)	3.89%	-0.03%
Down 200	25,281	(715)	3.82%	-0.10%

	Sensitivity of Net Interest Income
	As of December 31, 2012

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$34,211	$6,829	4.93%	0.97%
Up 300	32,008	4,626	4.62%	0.66%
Up 200	29,925	2,543	4.33%	0.37%
Up 100	28,423	1,041	4.11%	0.15%
Base	27,382	-	3.96%	0.00%
Down 100	27,663	281	4.00%	0.04%
Down 200	27,755	373	4.02%	0.06%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of June 30, 2013.

ITEM 1A – RISK FACTORS

As of June 30, 2013 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

August 9, 2013	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

August 9, 2013	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer

