Form 10-Q
period 2013-09-30
Southern National Bancorp of Virginia Inc
filed 2013-11-12
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 1, 2013, there were 11,590,612 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-Q
September 30, 2013

INDEX

		PAGE

	PART 1 - FINANCIAL INFORMATION

Item 1 -	Financial Statements
	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	2
	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012	3
	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	5
	Notes to Consolidated Financial Statements	6- 27

	Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	28- 41

	Item 3 – Quantitative and Qualitative Disclosures about Market Risk	42-45

	Item 4 – Controls and Procedures	46

	PART II - OTHER INFORMATION

	Item 1 – Legal Proceedings	46

	Item 1A – Risk Factors	46

	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	46

	Item 3 – Defaults Upon Senior Securities	46

	Item 4 – Mine Safety Disclosures	46

	Item 5 – Other Information	46

	Item 6 - Exhibits	47

	Signatures	48

	Certifications	49-51

ITEM I - FINANCIAL INFORMATION
PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts) (Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$4,859	$4,553
Interest-bearing deposits in other financial institutions	27,491	34,647
Total cash and cash equivalents	32,350	39,200

Securities available for sale, at fair value	2,020	2,391

Securities held to maturity, at amortized cost (fair value of $76,117 and $84,827, respectively)	80,831	84,051

Covered loans	53,817	71,328
Non-covered loans	472,215	458,823
Total loans	526,032	530,151
Less allowance for loan losses	(7,443)	(7,066)
Net loans	518,589	523,085

Stock in Federal Reserve Bank and Federal Home Loan Bank	5,240	6,212
Bank premises and equipment, net	6,260	6,552
Goodwill	9,160	9,160
Core deposit intangibles, net	912	1,280
FDIC indemnification asset	5,338	6,735
Bank-owned life insurance	18,226	17,782
Other real estate owned	15,699	13,836
Deferred tax assets, net	8,270	8,174
Other assets	5,003	5,354

Total assets	$707,898	$723,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$46,536	$49,644
Interest-bearing deposits:
NOW accounts	23,701	22,774
Money market accounts	136,181	163,233
Savings accounts	13,933	9,618
Time deposits	325,603	305,708
Total interest-bearing deposits	499,418	501,333
Total deposits	545,954	550,977

Securities sold under agreements to repurchase and other short-term borrowings	20,481	33,411
Federal Home Loan Bank (FHLB) advances	30,250	30,250
Other liabilities	5,241	5,998
Total liabilities	601,926	620,636

Commitments and contingencies (See Note 5)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,590,612 shares at September 30, 2013 and 11,590,212 at December 31, 2012	116	116
Additional paid in capital	97,048	96,840
Retained earnings	11,977	9,201
Accumulated other comprehensive loss	(3,169)	(2,981)
Total stockholders’ equity	105,972	103,176

Total liabilities and stockholders’ equity	$707,898	$723,812

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012

Interest and dividend income :
Interest and fees on loans	$8,168	$9,008	$24,277	$26,387
Interest and dividends on taxable securities	504	490	1,540	1,401
Interest and dividends on tax exempt securities	71	-	159	-
Interest and dividends on other earning assets	104	102	443	247
Total interest and dividend income	8,847	9,600	26,419	28,035
Interest expense:
Interest on deposits	966	1,304	3,086	3,803
Interest on borrowings	157	165	465	628
Total interest expense	1,123	1,469	3,551	4,431

Net interest income	7,724	8,131	22,868	23,604

Provision for loan losses	1,197	1,830	3,015	4,605
Net interest income after provision for loan losses	6,527	6,301	19,853	18,999

Noninterest income:
Account maintenance and deposit service fees	198	222	593	624
Income from bank-owned life insurance	147	148	445	649
Bargain purchase gain on acquisition	-	-	-	3,484
Gain on sale of loans	-	-	-	657
Gain on other assets	-	-	13	14
Net gain on sale of available for sale securities	-	287	142	274
Total other-than-temporary impairment losses (OTTI)	-	(480)	(3)	(721)
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	-	4
Net credit related OTTI recognized in earnings	-	(480)	(3)	(717)
Other	30	63	169	198

Total noninterest income	375	240	1,359	5,183

Noninterest expenses:
Salaries and benefits	2,338	2,073	6,760	5,868
Occupancy expenses	768	753	2,280	2,040
Furniture and equipment expenses	197	149	524	448
Amortization of core deposit intangible	123	236	368	694
Virginia franchise tax expense	115	145	357	436
Merger expenses	-	11	-	360
FDIC assessment	218	146	676	417
Data processing expense	131	175	433	474
Telephone and communication expense	166	183	507	418
Change in FDIC indemnification asset	113	242	350	481
Net (gain) loss on other real estate owned	(698)	(24)	(580)	2,376
Other operating expenses	790	665	2,334	2,417
Total noninterest expenses	4,261	4,754	14,009	16,429
Income before income taxes	2,641	1,787	7,203	7,753
Income tax expense	861	579	2,341	2,487
Net income	$1,780	$1,208	$4,862	$5,266
Other comprehensive income (loss):
Unrealized loss on available for sale securities	$(12)	$(107)	$(207)	$(26)
Realized amount on securities sold, net	-	(287)	(142)	(274)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	-	475	97	676
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(12)	(17)	(32)	(77)
Net unrealized gain (loss)	(24)	64	(284)	299
Tax effect	8	(21)	96	(101)
Other comprehensive income (loss)	(16)	43	(188)	198
Comprehensive income	$1,764	$1,251	$4,674	$5,464
Earnings per share, basic and diluted	$0.15	$0.10	$0.42	$0.45

 See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - January 1, 2013	$116	$96,840	$9,201	$(2,981)	$103,176
Comprehensive income:
Net income			4,862		4,862
Change in unrealized loss on securities available for sale (net of tax benefit, $119)				(230)	(230)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $23 and accretion, $32 and amounts recorded into other comprehensive income at transfer)				42	42
Dividends on common stock ($.18 per share)			(2,086)		(2,086)
Issuance of common stock under Stock Incentive Plan (400 shares)		3			3
Stock-based compensation expense		205			205

Balance - September 30, 2013	$116	$97,048	$11,977	$(3,169)	$105,972

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(dollars in thousands) (Unaudited)

	2013	2012

Operating activities:
Net income	$4,862	$5,266
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	495	430
Amortization of core deposit intangible	368	694
Other amortization, net	275	210
Accretion of loan discount	(2,725)	(3,277)
Amortization of FDIC indemnification asset	350	481
Provision for loan losses	3,015	4,605
Earnings on bank-owned life insurance	(445)	(649)
Stock based compensation expense	205	146
Bargain purchase gain on acquisition	-	(3,484)
Net gain on sale of available for sale securities	(142)	(274)
Gain on sale of loans	-	(657)
Impairment on securities	3	717
Net (gain) loss on other real estate owned	(580)	2,376
Net (increase) decrease in other assets	2,261	(456)
Net increase (decrease) in other liabilities	(757)	399
Net cash and cash equivalents provided by operating activities	7,185	6,527
Investing activities:
Purchases of available for sale securities	-	(3,128)
Proceeds from sales of available for sale securities	159	22,914
Proceeds from paydowns, maturities and calls of available for sale securities	-	1,318
Purchases of held to maturity securities	(11,345)	(27,410)
Proceeds from paydowns, maturities and calls of held to maturity securities	14,497	8,973
Loan originations and payments, net	(2,996)	11,238
Proceeds from sale of HarVest loans	-	7,568
Proceeds from sale of SBA loans	-	5,713
Net cash received in HarVest acquisition	-	47,257
Net decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	972	1,630
Proceeds from cash surrender value of bank-owned life insurance	-	395
Payments received on FDIC indemnification asset	1,016	155
Proceeds from sale of other real estate owned	3,902	1,137
Purchases of bank premises and equipment	(204)	(557)
Net cash and cash equivalents provided by investing activities	6,001	77,203
Financing activities:
Net decrease in deposits	(5,023)	(64,328)
Cash dividends paid - common stock	(2,086)	(638)
Issuance of common stock under Stock Incentive Plan	3	-
Repayment of Federal Home Loan Bank advances	-	(16,488)
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	(12,930)	14,977
Net cash and cash equivalents used in financing activities	(20,036)	(66,477)
Increase (decrease) in cash and cash equivalents	(6,850)	17,253
Cash and cash equivalents at beginning of period	39,200	5,035
Cash and cash equivalents at end of period	$32,350	$22,288
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$3,419	$4,464
Income taxes	3,113	1,788
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	3,044	1,959
Transfer from covered loans to other real estate owned	4,158	-

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the carrying value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, the FDIC indemnification asset,  mortgage servicing rights, other real estate owned and deferred tax assets.

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

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees.  As of September 30, 2013, options to purchase an aggregate of 302,500 shares of common stock were outstanding and no shares remained available for issuance. The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options.  The purpose of the plan is to afford key employees an incentive to remain in the employ of Southern National and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in Southern National’s future success.  Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date.  The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

Southern National granted 120,250 options during the first nine months of 2013. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model.  The following weighted-average assumptions were used to value options granted in the nine months ended September 30, 2013:

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

For the three and nine months ended September 30, 2013 and 2012, stock-based compensation expense was $79 thousand and $205 thousand, respectively, compared to $49 thousand and $146 thousand for the same periods last year.  As of September 30, 2013, unrecognized compensation expense associated with the stock options was $1.0 million, which is expected to be recognized over a weighted average period of 3.8 years.

A summary of the activity in the stock option plan during the nine months ended September 30, 2013 follows (dollars in thousands):
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	512,825	$7.98
Granted	120,250	9.18
Forfeited	-	-
Exercised	(400)	6.90
Options outstanding, end of period	632,675	$8.21	6.3	$915

Vested or expected to vest	632,675	$8.21	6.3	$915

Exercisable at end of period	304,695	$8.36	4.0	$405

3.    SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
September 30, 2013	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,303	$-	$(283)	$2,020

	Amortized	Gross Unrealized		Fair
December 31, 2012	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,309	$2	$(22)	$2,289
FHLMC preferred stock	16	86	-	102
Total	$2,325	$88	$(22)	$2,391

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
September 30, 2013	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$26,964	$751	$(105)	$27,610
Residential government-sponsored collateralized mortgage obligations	4,538	5	(292)	4,251
Government-sponsored agency securities	29,970	-	(3,042)	26,928
Obligations of states and political subdivisions	10,991	-	(871)	10,120
Other residential collateralized mortgage obligations	713	-	(17)	696
Trust preferred securities	7,655	975	(2,118)	6,512
	$80,831	$1,731	$(6,445)	$76,117

	Amortized	Gross Unrecognized		Fair
December 31, 2012	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$35,375	$1,559	$-	$36,934
Residential government-sponsored collateralized mortgage obligations	5,444	81	-	5,525
Government-sponsored agency securities	29,983	52	(4)	30,031
Obligations of states and political subdivisions	4,689	1	(69)	4,621
Other residential collateralized mortgage obligations	817	-	(24)	793
Trust preferred securities	7,743	1,422	(2,242)	6,923
	$84,051	$3,115	$(2,339)	$84,827

The amortized cost amounts are net of recognized other than temporary impairment.

During the nine months ended September 30, 2013, we sold 55 thousand shares of available for sale FHLMC preferred stock resulting in a gain of $142 thousand.

The fair value and carrying amount, if different, of debt securities as of September 30, 2013, by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in five to ten years	$4,254	$4,035	$-	$-
Due after ten years	44,362	39,525	2,303	2,020
Residential government-sponsored mortgage-backed securities	26,964	27,610	-	-
Residential government-sponsored collateralized mortgage obligations	4,538	4,251	-	-
Other residential collateralized mortgage obligations	713	696	-	-
Total	$80,831	$76,117	$2,303	$2,020

Securities with a carrying amount of approximately 64.3 million and $62.3 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment.  At September 30, 2013 and December 31, 2012, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $61.1 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at September 30, 2013.  Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of September 30, 2013. The following tables present information regarding securities in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012 (in thousands) by duration of time in a loss position:

September 30, 2013
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$2,020	$(283)	$-	$-	$2,020	$(283)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$13,312	$(105)	$-	$-	$13,312	$(105)
Residential government-sponsored collateralized mortgage obligations	3,161	(292)	-	-	3,161	(292)
Government-sponsored agency securities	26,928	(3,042)	-	-	26,928	(3,042)
Obligations of states and political subdivisions	10,120	(871)			10,120	(871)
Other residential collateralized mortgage obligations	696	(17)	-	-	696	(17)
Trust preferred securities	-	-	4,830	(2,118)	4,830	(2,118)
	$54,217	$(4,327)	$4,830	$(2,118)	$59,047	$(6,445)

December 31, 2012
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$1,552	$(22)	$-	$-	$1,552	$(22)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Obligations of states and political subdivisions	$4,189	$(69)	$-	$-	$4,189	$(69)
Government-sponsored agency securities	4,996	(4)	-	-	4,996	(4)
Other residential collateralized mortgage obligations	793	(24)	-	-	793	(24)
Trust preferred securities	-	-	4,849	(2,242)	4,849	(2,242)
	$9,978	$(97)	$4,849	$(2,242)	$14,827	$(2,339)

As of September 30, 2013, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$6,654	$6,020	$4,077	16%	$281
MMCF III B	Senior Sub	A3	A-	Ba1	CC	421	413	241	30%	8
						7,075	6,433	4,318		$289

										Cumulative Other	Cumulative
										Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	515	512	41%	626	$359
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,140	56	104	39%	791	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	76	29%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,084	27	239	30%	366	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	586	18%	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,222	30	105	35%	633	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,143	119	572	15%	844	1,180
						14,278	1,222	2,194		$4,281	$8,775

Total						$21,353	$7,655	$6,512

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

Each of these securities has been evaluated for other than temporary impairment (“OTTI”).  In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

●	.5% of the remaining performing collateral will default or defer per annum.
●	Recoveries ranging from 23% to 39% with a two year lag on all defaults and deferrals.
●	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
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

We recognized no OTTI charges during the third quarter of 2013 and recognized OTTI charges of $3 thousand during the first nine months of 2013 compared to OTTI charges related to credit on the trust preferred securities totaling $480 thousand and $717 thousand during the same periods of 2012.

The following table presents a roll forward of the credit losses on our securities held to maturity recognized in earnings for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,964	$8,277
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	3	717
Reductions due to realized losses	(51)	(25)
Amount of cumulative other-than-temporary impairment related to credit loss as of September 30	$8,916	$8,969

Changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2013 are shown in the table below.  All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
For the three months ended September 30, 2013	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(178)	$(2,975)	$(3,153)
Other comprehensive income/(loss) before reclassifications	(8)	(8)	(16)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	(8)	(8)	(16)
Ending balance	$(186)	$(2,983)	$(3,169)

	Unrealized Holding
	Gains (Losses) on
For the nine months ended September 30, 2013	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$44	$(3,025)	$(2,981)
Other comprehensive income/(loss) before reclassifications	(137)	43	(94)
Amounts reclassified from accumulated other comprehensive income/(loss)	(93)	(1)	(94)
Net current-period other comprehensive income/(loss)	(230)	42	(188)
Ending balance	$(186)	$(2,983)	$(3,169)

  4.           LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2013 and December 31, 2012:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	September 30, 2013			December 31, 2012
Loans secured by real estate:
Commercial real estate - owner-occupied	$1,618	$100,182	$101,800	$4,143	$93,288	$97,431
Commercial real estate - non-owner-occupied	5,863	139,773	145,636	10,246	130,152	140,398
Secured by farmland	101	512	613	-	1,479	1,479
Construction and land loans	4	31,872	31,876	1,261	44,946	46,207
Residential 1-4 family	17,933	65,658	83,591	21,005	61,319	82,324
Multi- family residential	590	21,570	22,160	614	18,774	19,388
Home equity lines of credit	26,457	6,667	33,124	31,292	9,178	40,470
Total real estate loans	52,566	366,234	418,800	68,561	359,136	427,697

Commercial loans	1,162	105,959	107,121	2,672	99,081	101,753
Consumer loans	85	1,300	1,385	88	1,623	1,711
Gross loans	53,813	473,493	527,306	71,321	459,840	531,161

Less deferred fees on loans	4	(1,278)	(1,274)	7	(1,017)	(1,010)
Loans, net of deferred fees	$53,817	$472,215	$526,032	$71,328	$458,823	$530,151

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

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.” Non-covered loans included $41.3 million of loans acquired in the HarVest acquisition. Accretable discount on the acquired covered loans and the HarVest loans was $9.7 million and $11.7 million at September 30, 2013 and December 31, 2012, respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

September 30, 2013	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$135	$229	$-	$7,543	$7,543	$-	$7,678	$7,772	$-
Commercial real estate - non-owner occupied (2)	1,432	2,302	-	365	457	-	1,797	2,759	-
Construction and land development	-	-	-	2,107	2,307	-	2,107	2,307	-
Commercial loans	43	73	-	2,496	2,966	-	2,539	3,039	-
Residential 1-4 family	1,546	1,909	-	2,917	3,217	-	4,463	5,126	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$3,156	$4,513	$-	$15,428	$16,490	$-	$18,584	$21,003	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$118	$218	$118	$118	$218	$118
Commercial real estate - non-owner occupied (2)	-	-	-	966	966	61	966	966	61
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	1,831	2,031	200	1,831	2,031	200
Residential 1-4 family	-	-	-	5,320	5,503	440	5,320	5,503	440
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$8,235	$8,718	$819	$8,235	$8,718	$819
Grand total	$3,156	$4,513	$-	$23,663	$25,208	$819	$26,819	$29,721	$819

(1) Recorded investment is after cumulative prior charge offs of $1.3 million. These loans also have aggregate SBA guarantees of $1.2 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.

December 31, 2012	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$138	$234	$-	$3,318	$3,507	$-	$3,456	$3,741	$-
Commercial real estate - non-owner occupied (2)	2,114	3,543	-	1,705	2,010	-	3,819	5,553	-
Construction and land development	1,108	1,852	-	2,981	3,787	-	4,089	5,639	-
Commercial loans	212	359	-	5,212	5,769	-	5,424	6,128	-
Residential 1-4 family	1,555	1,805	-	3,368	3,921	-	4,923	5,726	-
Other consumer loans	-		-	-	-	-	-	-	-

Total	$5,127	$7,793	$-	$16,584	$18,994	$-	$21,711	$26,787	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$137	$237	$137	$137	$237	$137
Commercial real estate - non-owner occupied (2)	-	-	-	1,177	1,177	260	1,177	1,177	260
Construction and land development	-	-	-	-	-		-	-	-
Commercial loans	-	-	-	-	-		-	-	-
Residential 1-4 family	-	-	-	5,791	5,791	440	5,791	5,791	440
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$7,105	$7,205	$837	$7,105	$7,205	$837
Grand total	$5,127	$7,793	$-	$23,689	$26,199	$837	$28,816	$33,992	$837

(1) Recorded investment is after cumulative prior charge offs of $2.1 million. These loans also have aggregate SBA guarantees of $2.6 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three and nine months ended September 30, 2013 and 2012 (in thousands):

Three months ended September 30, 2013
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$135	$5	$7,564	$132	$7,699	$137
Commercial real estate - non-owner occupied (2)	1,448	30	365	9	1,813	39
Construction and land development	-	-	2,241	-	2,241	-
Commercial loans	44	1	2,408	26	2,452	27
Residential 1-4 family	1,504	19	2,917	35	4,421	54
Other consumer loans	-	-	-	-	-	-

Total	$3,131	$55	$15,495	$202	$18,626	$257

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$119	$4	$119	$4
Commercial real estate - non-owner occupied (2)	-	-	967	17	967	17
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	1,831	-	1,831	-
Residential 1-4 family	-	-	5,325	85	5,325	85
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$8,242	$106	$8,242	$106
Grand total	$3,131	$55	$23,737	$308	$26,868	$363

(2) Includes loans secured by farmland and multi-family residential loans.

Three months ended September 30, 2012
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$133	$5	$677	$-	$810	$5
Commercial real estate - non-owner occupied (2)	2,339	13	2,049	17	4,388	30
Construction and land development	1,096	25	3,821	4	4,917	29
Commercial loans	208	5	3,724	28	3,932	33
Residential 1-4 family	1,162	5	4,132	24	5,294	29
Other consumer loans	-	-	-	-	-	-

Total	$4,938	$53	$14,403	$73	$19,341	$126

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$285	$6	$285	$6
Commercial real estate - non-owner occupied (2)	-	-	1,303	27	1,303	27
Construction and land development	-	-	1,975	36	1,975	36
Commercial loans	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,563	$69	$3,563	$69
Grand total	$4,938	$53	$17,966	$142	$22,904	$195

(2) Includes loans secured by farmland and multi-family residential loans.

Nine months ended September 30, 2013
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$136	$14	$6,144	$308	$6,280	$322
Commercial real estate - non-owner occupied (2)	1,464	92	373	28	1,837	120
Construction and land development	-	-	903	-	903	-
Commercial loans	44	4	1,718	47	1,762	51
Residential 1-4 family	1,464	53	2,892	101	4,356	154
Other consumer loans	-	-	-	-	-	-

Total	$3,108	$163	$12,030	$484	$15,138	$647

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$125	$13	$125	$13
Commercial real estate - non-owner occupied (2)	-	-	972	50	972	50
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	1,951	-	1,951	-
Residential 1-4 family	-	-	5,434	253	5,434	253
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$8,482	$316	$8,482	$316
Grand total	$3,108	$163	$20,512	$800	$23,620	$963

(2) Includes loans secured by farmland and multi-family residential loans.

Nine months ended September 30, 2012
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$135	$14	$203	$-	$338	$14
Commercial real estate - non-owner occupied (2)	2,194	55	2,113	17	4,307	72
Construction and land development	1,085	76	3,410	50	4,495	126
Commercial loans	210	17	3,657	111	3,867	128
Residential 1-4 family	1,164	19	2,001	31	3,165	50
Other consumer loans	-	-	-	-	-	-

Total	$4,788	$181	$11,384	$209	$16,172	$390

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$286	$16	$286	$16
Commercial real estate - non-owner occupied (2)	-	-	1,435	78	1,435	78
Construction and land development	-	-	2,179	87	2,179	87
Commercial loans	-	-	-	-	-	-
Residential 1-4 family	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,900	$181	$3,900	$181
Grand total	$4,788	$181	$15,284	$390	$20,072	$571

(2) Includes loans secured by farmland and multi-family residential loans.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$315	$-	$-	$315	$-	$1,303	$1,618
Commercial real estate - non-owner occupied (1)	510	-	-	510	245	5,799	6,554
Construction and land development	-	-	-	-	-	4	4
Commercial loans	-	-	-	-	-	1,162	1,162
Residential 1-4 family	209	-	-	209	1,380	42,801	44,390
Other consumer loans	1	-	-	1	-	84	85

Total	$1,035	$-	$-	$1,035	$1,625	$51,153	$53,813

Non-covered loans:
Commercial real estate - owner occupied	$3,896	$-	$-	$3,896	$-	$96,286	$100,182
Commercial real estate - non-owner occupied (1)	457	-	-	457	-	161,398	161,855
Construction and land development	1,383	18	-	1,401	2,108	28,363	31,872
Commercial loans	1,295	1,003	-	2,298	3,068	100,593	105,959
Residential 1-4 family	3,372	6,769	-	10,141	146	62,038	72,325
Other consumer loans	12	-	-	12	-	1,288	1,300

Total	$10,415	$7,790	$-	$18,205	$5,322	$449,966	$473,493

Total loans:
Commercial real estate - owner occupied	$4,211	$-	$-	$4,211	$-	$97,589	$101,800
Commercial real estate - non-owner occupied (1)	967	-	-	967	245	167,197	168,409
Construction and land development	1,383	18	-	1,401	2,108	28,367	31,876
Commercial loans	1,295	1,003	-	2,298	3,068	101,755	107,121
Residential 1-4 family	3,581	6,769	-	10,350	1,526	104,839	116,715
Other consumer loans	13	-	-	13	-	1,372	1,385

Total	$11,450	$7,790	$-	$19,240	$6,947	$501,119	$527,306

December 31, 2012	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$373	$-	$-	$373	$-	$3,770	$4,143
Commercial real estate - non-owner occupied (1)	151	2,321	-	2,472	-	8,388	10,860
Construction and land development	72	-	-	72	51	1,138	1,261
Commercial loans	143	-	-	143	1,963	566	2,672
Residential 1-4 family	257	-	-	257	1,555	50,485	52,297
Other consumer loans	-	-	-	-	-	88	88

Total	$996	$2,321	$-	$3,317	$3,569	$64,435	$71,321

Non-covered loans:
Commercial real estate - owner occupied	$2,025	$-	$-	$2,025	$580	$90,683	$93,288
Commercial real estate - non-owner occupied (1)	861	-	-	861	626	148,918	150,405
Construction and land development	35	-	-	35	1,484	43,427	44,946
Commercial loans	1,164	191	-	1,355	4,469	93,257	99,081
Residential 1-4 family	3,586	2,888	-	6,474	469	63,554	70,497
Other consumer loans	150	-	-	150	-	1,473	1,623

Total	$7,821	$3,079	$-	$10,900	$7,628	$441,312	$459,840

Total loans:
Commercial real estate - owner occupied	$2,398	$-	$-	$2,398	$580	$94,453	$97,431
Commercial real estate - non-owner occupied (1)	1,012	2,321	-	3,333	626	157,306	161,265
Construction and land development	107	-	-	107	1,535	44,565	46,207
Commercial loans	1,307	191	-	1,498	6,432	93,823	101,753
Residential 1-4 family	3,843	2,888	-	6,731	2,024	114,039	122,794
Other consumer loans	150	-	-	150	-	1,561	1,711

Total	$8,817	$5,400	$-	$14,217	$11,197	$505,747	$531,161

(1) Includes loans secured by farmland and multi-family residential loans.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $1.2 million and $2.6 million at September 30, 2013 and December 31, 2012, respectively.

Activity in the allowance for non-covered loan and lease losses for the three and nine months ended September 30, 2013 and 2012 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended September 30, 2013	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$732	$1,090	$1,026	$2,742	$1,407	$55	$178	$7,230
Charge offs	-	-	(350)	(806)	-	(2)	-	(1,158)
Recoveries	4	87	1	23	4	1	-	120
Provision	(33)	(198)	484	552	49	-	346	1,200
Ending balance	$703	$979	$1,161	$2,511	$1,460	$54	$524	$7,392

Three months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$625	$1,015	$1,474	$2,544	$885	$35	$77	$6,655
Charge offs	-	(1,049)	(338)	(211)	(300)	-	-	(1,898)
Recoveries	-	262	10	49	3	-	-	324
Provision	188	1,075	252	14	142	-	159	1,830
Ending balance	$813	$1,303	$1,398	$2,396	$730	$35	$236	$6,911

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Nine months ended September 30, 2013	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967
Charge offs	-	(199)	(650)	(1,471)	(518)	(143)	-	(2,981)
Recoveries	12	138	7	97	126	2	-	382
Provision	(241)	(434)	834	1,775	689	162	239	3,024
Ending balance	$703	$979	$1,161	$2,511	$1,460	$54	$524	$7,392

Nine months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295
Charge offs	-	(1,081)	(1,618)	(1,378)	(522)	(6)	-	(4,605)
Recoveries	-	262	10	322	16	6	-	616
Provision	186	1,111	1,639	1,225	215	(7)	236	4,605
Ending balance	$813	$1,303	$1,398	$2,396	$730	$35	$236	$6,911

(1) Includes loans secured by farmland and multi-family residential loans.

Activity in the allowance for covered loan and lease losses by class of loan for the three and nine months ended September 30, 2013 is summarized below (in thousands).  There was no allowance for loan and lease losses for covered loans recorded in the nine months ended September 30, 2012.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended September 30, 2013	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$45	$-	$-	$-	$21	$-	$66
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	(12)	-	(12)
Provision	-	-	-	-	-	(3)	-	(3)
Ending balance	$-	$45	$-	$-	$-	$6	$-	$51

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Nine months ended September 30, 2013	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$45	$-	$43	$-	$11	$-	$99
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	(35)	-	(4)	-	(39)
Provision	-	-	-	(8)	-	(1)	-	(9)
Ending balance	$-	$45	$-	$-	$-	$6	$-	$51

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Represents the portion of decreased expected losses which is covered by the loss sharing agreement with the FDIC.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development (2)	Loans	Residential	Loans	Unallocated	Total
September 30, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$118	$61	$300	$200	$440	$-	$-	$1,119
Collectively evaluated for impairment	585	918	861	2,311	1,020	54	524	6,273
Total ending allowance	$703	$979	$1,161	$2,511	$1,460	$54	$524	$7,392

Loans:
Individually evaluated for impairment	$7,661	$1,331	$2,107	$4,327	$8,237	$-	$-	$23,663
Collectively evaluated for impairment	92,521	160,524	29,765	101,632	64,088	1,300	-	449,830
Total ending loan balances	$100,182	$161,855	$31,872	$105,959	$72,325	$1,300	$-	$473,493

December 31, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$137	$260	$-	$-	$440	$-	$-	$837
Collectively evaluated for impairment	795	1,214	970	2,110	723	33	285	6,130
Total ending allowance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967

Loans:
Individually evaluated for impairment	$3,455	$2,882	$2,981	$5,212	$9,159	$-	$-	$23,689
Collectively evaluated for impairment	89,833	147,523	41,965	93,869	61,338	1,623	-	436,151
Total ending loan balances	$93,288	$150,405	$44,946	$99,081	$70,497	$1,623	$-	$459,840

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes an allowance for a loan that was evaluated but not considered impaired at September 30, 2013.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
September 30, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	45	-	-	-	6	-	51
Total ending allowance	$-	$45	$-	$-	$-	$6	$-	$51

Loans:
Individually evaluated for impairment	$135	$1,432	$-	$43	$1,546	$-	$-	$3,156
Collectively evaluated for impairment	1,483	5,122	4	1,119	42,844	85	-	50,657
Total ending loan balances	$1,618	$6,554	$4	$1,162	$44,390	$85	$-	$53,813

December 31, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	45	-	43	-	11	-	99
Total ending allowance	$-	$45	$-	$43	$-	$11	$-	$99

Loans:
Individually evaluated for impairment	$138	$2,114	$1,108	$212	$1,555	$-	$-	$5,127
Collectively evaluated for impairment	4,005	8,746	153	2,460	50,742	88	-	66,194
Total ending loan balances	$4,143	$10,860	$1,261	$2,672	$52,297	$88	$-	$71,321

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

Troubled debt restructurings as of September 30, 2013 and June 30, 2013 by class of loan consisted of the following (in thousands):

	September 30, 2013	June 30, 2013
Commercial real estate - owner-occupied	$710	$712
Construction and land loans	-	1,275

Total troubled debt restructurings	$710	$1,987

As of September 30, 2013, we had one commercial real estate owner-occupied loan modified in a troubled debt restructuring with an unpaid principal balance of $710 thousand which was restructured by reducing the principal portion of the contractual principal and interest payment without modifying the interest rate.  This loan is 30-59 days delinquent as of September 30, 2013. There is no additional commitment to lend to this borrower.  At June 30, 2013, we reported one construction and land loan modified in a troubled debt restructuring with an unpaid principal balance of $1.3 million which had defaulted subsequent to restructuring and was a nonaccrual loan. This loan was transferred to other real estate owned during the third quarter of 2013.

Credit Quality Indicators

Through its system of internal controls Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful.  Special Mention loans are considered to be criticized.  Substandard and Doubtful loans are considered to be classified.  Southern National had no loans classified Doubtful at September 30, 2013 or December 31, 2012.

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

As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

September 30, 2013	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$135	$1,483	$1,618	$807	$7,661	$91,714	$100,182	$8,603	$93,197	$101,800
Commercial real estate - non-owner occupied (2)	1,432	5,122	6,554	117	1,331	160,407	161,855	2,880	165,529	168,409
Construction and land development	-	4	4	632	2,107	29,133	31,872	2,739	29,137	31,876
Commercial loans	43	1,119	1,162	32	4,327	101,600	105,959	4,402	102,719	107,121
Residential 1-4 family	1,546	42,844	44,390	179	8,237	63,909	72,325	9,962	106,753	116,715
Other consumer loans	-	85	85	-	-	1,300	1,300	-	1,385	1,385

Total	$3,156	$50,657	$53,813	$1,767	$23,663	$448,063	$473,493	$28,586	$498,720	$527,306

December 31, 2012	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$138	$4,005	$4,143	$821	$3,455	$89,012	$93,288	$4,414	$93,017	$97,431
Commercial real estate - non-owner occupied (2)	2,114	8,746	10,860	-	2,882	147,523	150,405	4,996	156,269	161,265
Construction and land development	1,108	153	1,261	-	2,981	41,965	44,946	4,089	42,118	46,207
Commercial loans	212	2,460	2,672	32	5,212	93,837	99,081	5,456	96,297	101,753
Residential 1-4 family	1,555	50,742	52,297	-	9,159	61,338	70,497	10,714	112,080	122,794
Other consumer loans	-	88	88	-	-	1,623	1,623	-	1,711	1,711

Total	$5,127	$66,194	$71,321	$853	$23,689	$435,298	$459,840	$29,669	$501,492	$531,161

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) Includes SBA guarantees of $1.2 million and $2.6 million as of September 30, 2013 and December 31, 2012 , respectively.

5.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $7.1 million and $10.3 million as of September 30, 2013 and December 31, 2012, respectively.

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

At September 30, 2013 and December 31, 2012, we had unfunded lines of credit and undisbursed construction loan funds totaling $98.3 million and $82.5 million, respectively. We had approved loan commitments of $25.8 million at September 30, 2013, and we had no approved loan commitments as of December 31, 2012.  Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

6.     EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2013
Basic EPS	$1,780	11,590	$0.15
Effect of dilutive stock options and warrants	-	47	-
Diluted EPS	$1,780	11,637	$0.15

For the three months ended September 30, 2012
Basic EPS	$1,208	11,590	$0.10
Effect of dilutive stock options and warrants	-	7	-
Diluted EPS	$1,208	11,597	$0.10

For the nine months ended September 30, 2013
Basic EPS	$4,862	11,590	$0.42
Effect of dilutive stock options and warrants	-	35	-
Diluted EPS	$4,862	11,625	$0.42

For the nine months ended September 30, 2012
Basic EPS	$5,266	11,590	$0.45
Effect of dilutive stock options and warrants	-	4	-
Diluted EPS	$5,266	11,594	$0.45

There were 668,468 and 680,206 anti-dilutive options and warrants for the three and nine months ended September 30, 2013, respectively. Anti-dilutive options and warrants totaled 498,247 and 501,438 for the three and nine months ended September 30, 2012, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,020	$-	$2,020	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2 )	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,289	$-	$2,289	$-
FHLMC preferred stock	102	102	-	-
Total available-for-sale securities	$2,391	$102	$2,289	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 11.12% to 15.19% at September 30, 2013.   Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the three months ended September 30, 2013.  The assumptions used in the analysis included a 3.4% prepayment speed, 10.2% default rate, a 47% loss severity and an accounting yield of 2.51% during the three months ended September 30, 2013.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by appraisals or other valuation which is then adjusted for the cost related to liquidation of the collateral.  Discounts have predominantly been in the range of 0% to 8.4%. In some cases liquidation expenses may be netted from the appraised value which may result in a 0% discount. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $23.7 million (including SBA guarantees of $1.2 million and HarVest loans of $365 thousand) as of September 30, 2013 with an allocated allowance for loan losses totaling $819 thousand compared to a carrying amount of $23.7 million (including SBA guarantees of $2.6 million) with an allocated allowance for loan losses totaling $837 thousand at December 31, 2012.  Charge offs related to the impaired loans at September 30, 2013 totaled $923 thousand and $1.8 million for the three and nine months ended September 30, 2013, respectively, compared to $963 thousand and $2.6 million for the three and nine months ended September 30, 2012.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell.  Discounts have predominantly been in the range of 0% to 6.6%. In some cases liquidation expenses may be netted from the appraised value which may result in a 0% discount. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment.  At September 30, 2013, the total amount of OREO was $15.7 million, of which $12.7 million was non-covered (including $509 thousand acquired from HarVest) and $3.0 million was covered.

At December 31, 2012, the total amount of OREO was $13.8 million, of which $13.2 million was non-covered (including $744 thousand acquired from HarVest) and $636 thousand was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	7,543			7,543
Commercial real estate - non-owner occupied (1)	1,270			1,270
Construction and land development	2,107			2,107
Commercial loans	4,127			4,127
Residential 1-4 family	7,797			7,797
Impaired covered loans:
Commercial real estate - owner occupied	135			135
Commercial real estate - non-owner occupied (1)	1,432			1,432
Commercial loans	43			43
Residential 1-4 family	1,546			1,546
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	6,422			6,422
Residential 1-4 family	4,510			4,510
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial real estate - non-owner occupied (1)	2,200			2,200
Commercial	79			79
Residential 1-4 family	127			127

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$3,318			$3,318
Commercial real estate - non-owner occupied (1)	2,622			2,622
Construction and land development	2,981			2,981
Commercial loans	5,212			5,212
Residential 1-4 family	8,719			8,719
Impaired covered loans:
Commercial real estate - owner occupied	138			138
Commercial real estate - non-owner occupied (1)	2,114			2,114
Construction and land development	1,108			1,108
Commercial loans	212			212
Residential 1-4 family	1,555			1,555
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	6,484			6,484
Residential 1-4 family	4,913			4,913
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial	79			79

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		September 30, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$32,350	$32,350	$39,200	$39,200
Securities available for sale	See previous table	2,020	2,020	2,391	2,391
Securities held to maturity	Level 2 & Level 3	80,831	76,117	84,051	84,827
Stock in Federal Reserve Bank and Federal
Home Loan Bank	n/a	5,240	n/a	6,212	n/a
Net non-covered loans	Level 3	464,823	469,389	451,757	457,906
Net covered loans	Level 3	53,766	58,699	71,328	77,976
Accrued interest receivable	Level 2 & Level 3	1,973	1,973	2,455	2,455
FDIC indemnification asset	Level 3	5,338	3,622	6,735	6,735
Financial liabilities:
Demand deposits	Level 1	70,237	70,237	72,418	72,418
Money market and savings accounts	Level 1	150,114	150,114	172,851	172,851
Certificates of deposit	Level 3	325,603	327,075	305,708	308,160
Securities sold under agreements to
repurchase and other short-term borrowings	Level 1	20,481	20,481	33,411	33,411
FHLB advances	Level 3	30,250	30,908	30,250	31,380
Accrued interest payable	Level 1 & Level 3	390	390	258	258

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

 ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV.  This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2012.  Results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of results that may be attained for any other period.

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

28

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

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended September 30, 2013 was $1.8 million and $4.9 million for the nine months ended September 30, 2013. That compares to $1.2 million and $5.3 million for the three and nine months ended September 30, 2012.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $7.7 million in the quarter ended September 30, 2013 down from $8.1 million during the same period last year. Sonabank’s net interest margin was 4.85% in the third quarter of 2013, down from 5.14% in the third quarter of 2012. Loan pricing at the margin has been brutally competitive as we wrote in the first quarter of 2013. It diminished somewhat in the second quarter but has intensified in the third. The competition seems to follow with a lag where the 10 year Treasury is trading. Average loans were $521.6 million in the third quarter compared to $505.1 in the second quarter of 2013 and $541.4 during the third quarter of 2012.

Net interest income was $22.9 million during the nine months ended September 30, 2013, compared to $23.6 million during the same period in the prior year. Average loans during the first nine months of 2013 were $513.6 million compared to $523.2 million during the same period last year. The Greater Atlantic Bank loan discount accretion contributed $1.2 million to net interest income during the first nine months of 2013, compared to $2.9 million during the nine months ended September 30, 2012. The loan discount accretion on the HarVest Bank portfolio contributed $1.5 million during the nine months ended September 30, 2013, compared to $412 thousand from the acquisition in the second quarter of 2012 through September 30, 2012.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Quarters Ended
	9/30/2013			9/30/2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$521,569	$8,169	6.21%	$541,405	$9,008	6.62%
Investment securities	84,200	574	2.73%	69,802	490	2.81%
Other earning assets	26,617	104	1.55%	17,520	102	2.32%

Total earning assets	632,386	8,847	5.55%	628,727	9,600	6.07%
Allowance for loan losses	(7,896)			(7,246)
Total non-earning assets	71,941			71,482
Total assets	$696,431			$692,963

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$22,720	15	0.26%	$19,460	13	0.27%
Money market accounts	141,317	97	0.27%	167,313	333	0.79%
Savings accounts	12,823	19	0.59%	8,926	13	0.58%
Time deposits	319,201	835	1.04%	290,432	945	1.29%
Total interest-bearing deposits	496,061	966	0.77%	486,131	1,304	1.07%
Borrowings	45,513	157	1.37%	54,879	165	1.20%
Total interest-bearing liabilities	541,574	1,123	0.82%	541,010	1,469	1.08%
Noninterest-bearing liabilities:
Demand deposits	43,449			44,117
Other liabilities	5,598			3,909
Total liabilities	590,621			589,036
Stockholders’ equity	105,810			103,927
Total liabilities and stockholders’
equity	$696,431			$692,963
Net interest income		7,724			8,131
Interest rate spread			4.73%			4.99%
Net interest margin			4.85%			5.14%

(1)  Includes loan fees in both interest income and the calculation of the yield on loans.
(2)  Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest
	Analysis For the Nine Months Ended
	9/30/2013			9/30/2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$513,577	$24,277	6.32%	$523,182	$26,387	6.74%
Investment securities	84,095	1,699	2.69%	59,976	1,401	3.11%
Other earning assets	41,230	443	1.44%	16,689	247	1.98%

Total earning assets	638,902	26,419	5.53%	599,847	28,035	6.24%
Allowance for loan losses	(7,619)			(7,075)
Total non-earning assets	71,558			71,758
Total assets	$702,841			$664,530

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$23,520	46	0.26%	$18,431	46	0.33%
Money market accounts	151,889	411	0.36%	159,859	959	0.80%
Savings accounts	11,232	48	0.57%	7,873	35	0.60%
Time deposits	315,522	2,581	1.09%	277,455	2,763	1.33%
Total interest-bearing deposits	502,163	3,086	0.82%	463,618	3,803	1.10%
Borrowings	46,182	465	1.35%	51,270	628	1.64%
Total interest-bearing liabilities	548,345	3,551	0.87%	514,888	4,431	1.15%
Noninterest-bearing liabilities:
Demand deposits	44,313			40,986
Other liabilities	5,380			6,694
Total liabilities	598,038			562,568
Stockholders' equity	104,803			101,962
Total liabilities and stockholders'
equity	$702,841			$664,530
Net interest income		$22,868			$23,604
Interest rate spread			4.66%			5.09%
Net interest margin			4.79%			5.26%

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

The provision for loan losses in the third quarter of 2013 was $1.2 million, down from $1.8 million in the third quarter of 2012. For the nine months ended September 30, 2013, the provision for loan losses was $3.0 million compared to $4.6 million for the same period last year.

Net charge offs during the quarter ended September 30, 2013 were $1.0 million compared to $1.6 million during the third quarter of 2012. Net charge offs during the nine months ended September 30, 2013 were $2.6 million compared to $4.0 million during the same period last year.

Noninterest Income

The following tables present the major categories of noninterest income for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended
	September 30,
	2013	2012	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$198	$222	$(24)
Income from bank-owned life insurance	147	148	(1)
Net gain on sale of available for sale securities	-	287	(287)
Net impairment losses recognized in earnings	-	(480)	480
Other	30	63	(33)
Total noninterest income	$375	$240	$135

	For the Nine Months Ended
	September 30,
	2013	2012	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$593	$624	$(31)
Income from bank-owned life insurance	445	649	(204)
Bargain purchase gain on acquisition	-	3,484	(3,484)
Gain on sale of loans	-	657	(657)
Gain on other assets	13	14	(1)
Net gain on sale of available for sale securities	142	274	(132)
Net impairment losses recognized in earnings	(3)	(717)	714
Other	169	198	(29)
Total noninterest income	$1,359	$5,183	$(3,824)

During the third quarter of 2013 we had noninterest income of $375 thousand compared to noninterest income of $240 thousand during the third quarter of 2012. The increase was primarily related to OTTI charges on trust preferred securities in the amount of $480 thousand which was partially offset by a gain on the sale of SBA pooled securities in the amount of $287 thousand during the third quarter of 2012.

Noninterest income decreased to $1.4 million in the first nine months of 2013 from $5.2 million in the first nine months of 2012. The decrease resulted primarily from the bargain purchase gain of $3.5 million from the HarVest transaction in the second quarter of 2012. In addition, there were OTTI charges of $717 thousand in trust preferred securities during the nine months ended September 30, 2012, compared to $3 thousand in OTTI charges during the first nine months of 2013. Income from bank owned life insurance (“BOLI”) contributed $445 thousand during the first nine months of 2013 compared to $649 thousand the same period in 2012. The first nine months of 2012 was affected by a death benefit. Also, during the nine months ended September 30, 2012, the bank sold the guaranteed portions of SBA loans and realized a $657 thousand gain.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended
	September 30,
	2013	2012	Change
	(dollars in thousands)
Salaries and benefits	$2,338	$2,073	$265
Occupancy expenses	768	753	15
Furniture and equipment expenses	197	149	48
Amortization of core deposit intangible	123	236	(113)
Virginia franchise tax expense	115	145	(30)
Merger expenses	-	11	(11)
FDIC assessment	218	146	72
Data processing expense	131	175	(44)
Telephone and communication expense	166	183	(17)
Change in FDIC indemnification asset	113	242	(129)
Net gain on other real estate owned	(698)	(24)	(674)
Other operating expenses	790	665	125
Total noninterest expense	$4,261	$4,754	$(493)

	For the Nine Months Ended
	September 30,
	2013	2012	Change
	(dollars in thousands)
Salaries and benefits	$6,760	$5,868	$892
Occupancy expenses	2,280	2,040	240
Furniture and equipment expenses	524	448	76
Amortization of core deposit intangible	368	694	(326)
Virginia franchise tax expense	357	436	(79)
Merger expenses	-	360	(360)
FDIC assessment	676	417	259
Data processing expense	433	474	(41)
Telephone and communication expense	507	418	89
Change in FDIC indemnification asset	350	481	(131)
Net (gain) loss on other real estate owned	(580)	2,376	(2,956)
Other operating expenses	2,334	2,417	(83)
Total noninterest expense	$14,009	$16,429	$(2,420)

Noninterest expenses were $4.3 million and $14.0 million during the third quarter and the first nine months of 2013, respectively, compared to $4.8 million and $16.4 million during the same periods in 2012.  When we purchased HarVest during the second quarter of 2012 we established a fair market value on its OREO of $750 thousand which was the bid for the OREO from the buyer of the HarVest loans which we sold. We allocated all of that to a single property which we believed to be the most likely to sell. That property has not yet sold, and during the third quarter of 2013 we recognized impairment in the value of the property in the amount of $200 thousand. But this quarter we did sell two properties which had negligible carrying value for a gain of $1.1 million. This was partially offset by the recognition of impairment in the value of two other properties in the amount of $200 thousand.

Noninterest expenses for the nine months ended September 30, 2012, included the recognition of impairment in the values of five OREO properties in the Charlottesville market and one in the Culpeper market in the amount of $2.2 million. Also affecting the second quarter of 2012 were merger expenses relating to the HarVest transaction totaling $360 thousand. Occupancy and furniture and equipment expenses were $2.8 million during the first nine months of 2013, compared to $2.5 million during 2012. Of this increase, $379 thousand resulted from operating five additional branches, four from the HarVest acquisition and one denovo.  In addition, salaries and benefits expense has increased $892 thousand during the nine months ended September 30, 2013, compared to 2012 due to the HarVest acquisition and other additional personnel.   Full-time equivalent employees have increased from 138 at September 30, 2012, to 140 at September 30, 2013. Audit and accounting fees, which are included in “other operating expenses”, have decreased from $680 thousand during the nine months ended September 30, 2012 to $351 thousand during the first nine months of 2013.  These fees were abnormally high in 2012 because of the restatement of 2010 and 2009 financial statements.
This decrease was partially offset by increases in foreclosure related expenses.

The efficiency ratio was 60.60% during the nine months ended September 30, 2013 compared to 56.48% during the first nine months of 2012.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $707.9 million as of September 30, 2013 compared to $723.8 million as of December 31, 2012.  Loans receivable, net of deferred fees, decreased from $530.1 million at the end of 2012 to $526.0 million at September 30, 2013. Within that total, covered loans declined by $17.5 million while the non-covered loan portfolio increased by $13.4 million.

Total deposits were $546.0 million at September 30, 2013 compared to $551.0 million at December 31, 2012. Certificates of deposit increased $19.9 million during the nine months.  This was offset by a decrease in money market accounts of $27.1 million during the nine months ended September 30, 2013.  Noninterest-bearing deposits were $46.5 million at September 30, 2013 and $49.6 million at December 31, 2012.  Noninterest-bearing deposits were historically high at December 31, 2012, primarily because of large balances held by title companies.

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

The following table summarizes the composition of our loan portfolio as of September 30, 2013 and December 31, 2012:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	September 30, 2013			December 31, 2012
Loans secured by real estate:
Commercial real estate - owner-occupied	$1,618	$100,182	$101,800	$4,143	$93,288	$97,431
Commercial real estate - non-owner-occupied	5,863	139,773	145,636	10,246	130,152	140,398
Secured by farmland	101	512	613	-	1,479	1,479
Construction and land loans	4	31,872	31,876	1,261	44,946	46,207
Residential 1-4 family	17,933	65,658	83,591	21,005	61,319	82,324
Multi- family residential	590	21,570	22,160	614	18,774	19,388
Home equity lines of credit	26,457	6,667	33,124	31,292	9,178	40,470
Total real estate loans	52,566	366,234	418,800	68,561	359,136	427,697

Commercial loans	1,162	105,959	107,121	2,672	99,081	101,753
Consumer loans	85	1,300	1,385	88	1,623	1,711
Gross loans	53,813	473,493	527,306	71,321	459,840	531,161

Less deferred fees on loans	4	(1,278)	(1,274)	7	(1,017)	(1,010)
Loans, net of deferred fees	$53,817	$472,215	$526,032	$71,328	$458,823	$530,151

(1) Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement.

As of September 30, 2013 and December 31, 2012, substantially all of our loans were to customers located in Virginia and Maryland.  We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Loans, net of deferred fees, decreased $4.1 million from $530.2 million at the end of 2012 to $526.0 million at September 30, 2013, but increased $16.0 million from March 31, 2013.  We had payoffs of large loans of approximately $19.8 million and $5.1 million in foreclosures during the last two quarters. However, that was offset during the second and third quarters by very strong loan closings of $57.0 million.

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

Non-covered Loans and Assets

Non-covered loans evaluated for impairment totaled $23.7 million with allocated allowance for loan losses in the amount of $819 thousand as of September 30, 2013, including $5.3 million of nonaccrual loans. This compares to $23.7 million of impaired loans with allocated allowance for loan losses in the amount of $837 thousand at December 31, 2012, including $7.6 million of nonaccrual loans. The nonaccrual loans included SBA guaranteed amounts of $1.2 million and $2.6 million at September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013 and December 31, 2012 there were no loans past due 90 days or more and accruing interest.

Non-covered nonperforming assets decreased from $20.8 million at December 31, 2012 to $18.1 million at September 30, 2013.

Non-covered OREO as of September 30, 2013 was $12.7 million compared to $13.2 million as of the end of the previous year. During the three months ended September 30, 2013 we had two foreclosures in the non-covered portfolio in the amount of $1.4 million and OREO sales of $1.4 million. For the nine months ended September 30, 2013 we had six foreclosures in the non-covered portfolio totaling $3.1 million and OREO sales of $3.9 million.

Sonabank has an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans.  The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. While charge-offs on loans are down significantly overall, we have experienced an increase in past due loans in our 1-4 family residential portfolio primarily attributable to one large single family loan. Based primarily on this uncertainty, we feel it prudent at this time to continue to maintain an elevated overall allowance for loan loss percentage and coverage ratio as noted in the table below. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at September 30, 2013.

The following table presents a comparison of non-covered nonperforming assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012

Nonaccrual loans	$5,322	$7,628
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	5,322	7,628
Other real estate owned	12,736	13,200
Total nonperforming assets	$18,058	$20,828

SBA guaranteed amounts included in nonaccrual loans	$1,237	$2,607

Allowance for loan losses to nonperforming loans	138.90%	91.33%
Allowance for loan losses to total non-covered loans	1.57%	1.52%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	2.58%	2.80%

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

Troubled debt restructurings as of September 30, 2013 and June 30, 2013 by class of loan consisted of the following (in thousands):

	September 30, 2013	June 30, 2013
Commercial real estate - owner-occupied	$710	$712
Construction and land loans	-	1,275

Total troubled debt restructurings	$710	$1,987

As of September 30, 2013, we had one commercial real estate owner-occupied loan modified in a troubled debt restructuring with an unpaid principal balance of $710 thousand which was restructured by reducing the principal portion of the contractual principal and interest payment without modifying the interest rate.  This loan is 30-59 days delinquent as of September 30, 2013. There is no additional commitment to lend to this borrower.  At June 30, 2013, we reported one construction and land loan modified in a troubled debt restructuring with an unpaid principal balance of $1.3 million which had defaulted subsequent to restructuring and was a nonaccrual loan. This loan was transferred to other real estate owned during the third quarter of 2013.

Covered Loans and Assets

Covered loans identified as impaired totaled $3.2 million as of September 30, 2013 and $5.1 million at December 31, 2012. Nonaccrual loans were $1.6 million and $3.6 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, there were no loans past due 90 days or more and accruing interest.

Covered OREO as of September 30, 2013 was $3.0 million compared to $636 thousand as of the end of 2012. In the covered portfolio we had one foreclosure during the three months ended September 30, 2013 in the amount of $127 thousand and during the nine months had three foreclosures totaling $4.2 million.  In the second quarter of 2013, we sold the property foreclosed on in the first quarter of 2013 for $1.9 million which resulted in a small gain.

Securities

Investment securities, available for sale and held to maturity, were $82.9 million at September 30, 2013 and $86.4 million at December 31, 2012.

Investment activity during the first nine months of 2013 was concentrated on municipal bonds (as it was in the fourth quarter of 2012) and to a lesser extent on callable agencies. The yields available on FNMA and FHLMC mortgage pass through securities where we have historically invested excess cash have been adversely affected by the Federal Reserve Board’s third round of quantitative easing and its purchases of $40 billion a month in mortgage-backed securities. The yields on higher quality, bank qualified municipal bonds have been significantly higher on a taxable equivalent basis although they do entail some extension risk. We went into the strategy of investing in municipals with an overall asset sensitive balance sheet and are monitoring it to ensure we do not get outside our risk tolerance level. Through the end of the third quarter of 2013, we had assembled a portfolio of $13.0 million with a taxable equivalent yield of 3.02% and ratings as follows:

Rating		Amount
Service	Rating	(in thousands)
Moody’s	Aaa	$505
Moody’s	Aa2	3,206
Moody’s	Aa3	723
Standard & Poor’s	AAA	2,673
Standard & Poor’s	AA	3,676
Standard & Poor’s	AA-	2,228
		$13,011

In accordance with regulatory guidance we have performed an independent analysis on each security and monitor the portfolio on an ongoing basis.

As of September 30, 2013 we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BB	$6,654	$6,020	$4,077	16%	$281
MMCF III B	Senior Sub	A3	A-	Ba1	CC	421	413	241	30%	8
						7,075	6,433	4,318		$289

										Cumulative Other	Cumulative
										Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	515	512	41%	626	$359
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,140	56	104	39%	791	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	76	29%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,084	27	239	30%	366	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	586	18%	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,222	30	105	35%	633	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,143	119	572	15%	844	1,180
						14,278	1,222	2,194		$4,281	$8,775

Total						$21,353	$7,655	$6,512

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

We recognized no OTTI charges during the third quarter of 2013 and recognized OTTI charges of $3 thousand during the first nine months of 2013 compared to OTTI charges related to credit on the trust preferred securities totaling $480 thousand and $717 thousand during the same periods of 2012.

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

During the nine months ended September 30, 2013, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 2013, we had $98.3 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $25.8 million at September 30, 2013. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Southern National
Tier 1 risk-based capital ratio	$98,937	19.15%	$20,661	4.00%	$30,991	6.00%
Total risk-based capital ratio	105,391	20.40%	41,321	8.00%	51,652	10.00%
Leverage ratio	98,937	14.41%	27,471	4.00%	34,339	5.00%
Sonabank
Tier 1 risk-based capital ratio	$98,266	19.04%	$20,650	4.00%	$30,974	6.00%
Total risk-based capital ratio	104,717	20.28%	41,299	8.00%	51,624	10.00%
Leverage ratio	98,266	14.31%	27,459	4.00%	34,325	5.00%

December 31, 2012
Southern National
Tier 1 risk-based capital ratio	$95,539	18.33%	$20,853	4.00%	$31,280	6.00%
Total risk-based capital ratio	102,048	19.57%	41,707	8.00%	52,133	10.00%
Leverage ratio	95,539	13.69%	27,908	4.00%	34,884	5.00%
Sonabank
Tier 1 risk-based capital ratio	$94,754	18.18%	$20,842	4.00%	$31,264	6.00%
Total risk-based capital ratio	101,260	19.43%	41,685	8.00%	52,106	10.00%
Leverage ratio	94,754	13.59%	27,896	4.00%	34,871	5.00%

The most recent regulatory notification categorized Sonabank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed Sonabank’s category.

In June 2012, the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC proposed rules that would revise and replace the current capital rules to align with the Basel III capital standards and meet certain requirements of the Dodd-Frank Act.  In July 2013, the Federal Reserve approved revisions to its Basel III capital adequacy guidelines.  The final rule requires Southern National and Sonabank to comply with the following new minimum capital ratios, effective January 1, 2015:

(1) a new common equity tier 1 capital ratio of 4.5% of risk-weighted assets;
(2) a tier 1 capital ratio of 6% of risk-weighted assets (increased from 4%);
(3) a total capital ratio of 8% of risk-weighted assets (unchanged);
(4) a leverage ratio of 4% of average total assets (unchanged).

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of September 30, 2013 and as of December 31, 2012, and all changes are within our ALM Policy guidelines:

	Sensitivity of Economic Value of Equity
	As of September 30, 2013

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$104,569	$(12,013)	-10.30%	14.77%	98.68%
Up 300	106,882	(9,700)	-8.32%	15.10%	100.86%
Up 200	110,097	(6,485)	-5.56%	15.55%	103.89%
Up 100	114,955	(1,627)	-1.40%	16.24%	108.48%
Base	116,582	-	0.00%	16.47%	110.01%
Down 100	113,630	(2,952)	-2.53%	16.05%	107.23%
Down 200	110,226	(6,356)	-5.45%	15.57%	104.01%

	Sensitivity of Economic Value of Equity
	As of December 31, 2012

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$105,710	$(11,198)	-9.58%	14.60%	102.46%
Up 300	107,601	(9,307)	-7.96%	14.87%	104.29%
Up 200	110,442	(6,466)	-5.53%	15.26%	107.04%
Up 100	115,426	(1,482)	-1.27%	15.95%	111.87%
Base	116,908	-	0.00%	16.15%	113.31%
Down 100	111,153	(5,755)	-4.92%	15.36%	107.73%
Down 200	111,252	(5,656)	-4.84%	15.37%	107.83%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2013 and December 31, 2012 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of September 30, 2013

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$32,005	$6,047	4.78%	0.88%
Up 300	30,024	4,066	4.49%	0.59%
Up 200	28,150	2,192	4.22%	0.32%
Up 100	26,762	804	4.02%	0.12%
Base	25,958	-	3.90%	0.00%
Down 100	25,963	5	3.90%	0.00%
Down 200	25,645	(313)	3.85%	-0.05%

	Sensitivity of Net Interest Income
	As of December 31, 2012

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$34,211	$6,829	4.93%	0.97%
Up 300	32,008	4,626	4.62%	0.66%
Up 200	29,925	2,543	4.33%	0.37%
Up 100	28,423	1,041	4.11%	0.15%
Base	27,382	-	3.96%	0.00%
Down 100	27,663	281	4.00%	0.04%
Down 200	27,755	373	4.02%	0.06%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of September 30, 2013.

ITEM 1A – RISK FACTORS

As of September 30, 2013 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

November 12, 2013	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

November 12, 2013	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer

