Form 10-K
period 2013-12-31
Southern National Bancorp of Virginia Inc
filed 2014-03-12
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

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

Yes   ☐                    No    ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $101,692,668 based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of March 3, 2014 was 11,590,612.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in conjunction with the registrant’s 2014 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Annual Report on Form 10-K.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-K
INDEX

PART I

		Page

Item 1.	Business	6
Item 1A.	Risk Factors	32
Item 1B.	Unresolved Staff Comments	49
Item 2.	Properties	50
Item 3.	Legal Proceedings	52
Item 4.	Mine Safety Disclosures	52
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	52
Item 6.	Selected Financial Data	56
Item 7.	Management’s Discussion and Analysis
	Of Financial Condition and Results of Operations	57
Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	83
Item 8.	Financial Statements and
	Supplementary Data	84
Item 9.	Changes in and Disagreements with
	Accountants on Accounting and
	Financial Disclosure	131
Item 9A.	Controls and Procedures	131
Item 9B.	Other Information	132
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	133
Item 11.	Executive Compensation	133
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related Stockholder Matters	133
Item 13.	Certain Relationships and Related Transactions, and
	Director Independence	133
Item 14.	Principal Accounting Fees and Services	133

PART IV

Item 15.	Exhibits and Financial Statement Schedules	134

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K, factors that could contribute to those differences include, but are not limited to:

●
the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign, including the effects of any downgrade in the United States government’s sovereign debt rating and the continued effects of the European sovereign debt crisis and declining currencies in certain emerging markets;

●
changes in the local economies in our market areas adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;
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

●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;

●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, including those associated with the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage; and the capital requirements promulgated by the Basel Committee on Banking Supervision (the “Basel Committee”);

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
●
the risk that our deferred tax assets could be reduced if future taxable income  is less than currently estimated, if corporate tax rates in the future are less than current rates,  or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes; and

●
other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

PART I

Item 1. – Business

Overview

Southern National Bancorp of Virginia, Inc. (“Southern National”‘, “SNBV”, ‘we“ or ”our“) is the bank holding company for Sonabank (”Sonabank“ or the ”Bank“) a Virginia state chartered bank which commenced operations on April 14, 2005. Sonabank conducts full-service community banking operations from locations in Fairfax County (Reston, McLean and Fairfax), as well as in Charlottesville, Warrenton (2), Loudoun County (Middleburg, Leesburg (2), and South Riding), Front Royal, New Market, Richmond, Haymarket and Clifton Forge, Virginia, and five branches in Maryland (four in Montgomery County and one in Frederick County) and maintains loan production offices in Richmond, Charlottesville, Warrenton and Fredericksburg. As of December 31, 2013, we reported, on a consolidated basis, total assets of $716.2 million, total loans, net of deferred fees, of $546.1 million, total deposits of $540.4 million and shareholders’ equity of $106.6 million.

While we offer a wide range of commercial banking services, we focus on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes. We are a leading Small Business Administration (SBA) lender among Virginia community banks. We also invest in real estate-related securities, including collateralized mortgage obligations and agency mortgage backed securities. Our principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. We offer a broad range of deposit products, including checking (NOW), savings, money market accounts and certificates of deposit. We actively pursue business relationships by utilizing the business contacts of our senior management, other bank officers and our directors, thereby capitalizing on our knowledge of our local market areas.

Effective December 4, 2009, Sonabank assumed certain deposits and liabilities and acquired certain assets of Greater Atlantic Bank from the FDIC, as receiver for Greater Atlantic Bank, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on December 4, 2009 (the “Agreement”).  On December 5, 2009, the former Greater Atlantic Bank offices, located in Reston, New Market, Front Royal and South Riding, Virginia and Rockville, Maryland opened as Sonabank branches.

The Bank paid no cash or other consideration to acquire Greater Atlantic Bank.  The Bank and the FDIC entered into a loss sharing agreement (the “loss sharing agreement”) on approximately $143.4 million (cost basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC, as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.” Pursuant to the terms of the loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses of up to $19 million with respect to the covered assets.  The FDIC will reimburse the Bank for 95% of losses in excess of $19 million with respect to the covered assets.  The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement, and for 95% of recoveries with respect to losses for which the FDIC paid the Bank 95% reimbursement under the loss sharing agreement.

On October 1, 2011, we completed the acquisition of the Midlothian branch of the Bank of Hampton Roads in Richmond, Virginia.  We assumed deposits in the amount of $42.2 million.

Effective April 27, 2012, Sonabank assumed substantially all of the deposits and liabilities and acquired substantially all of the assets of the HarVest Bank of Maryland from the FDIC as receiver. The acquisition included HarVest Bank’s branches in Bethesda, North Rockville, Germantown and Frederick, Maryland. Adding these new branches to our existing branch in Rockville brought Sonabank’s total number of branches in Maryland to five, four of which are in Montgomery County. This was a strategic acquisition for Sonabank in order to expand into an affluent market.

Full details on each of these acquisitions are contained in Form 8-Ks or 8-K/As filed with the SEC on December 10, 2009, October 4, 2011 and July 13, 2012, respectively.

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

●
Continue to Pursue Selective Acquisition Opportunities. As previously announced, on January 8, 2014, Southern National, Inc. entered into a merger agreement with Prince George’s Federal Savings Bank (“Prince George’s FSB”). Prince George’s FSB, with assets of approximately $104 million (as of December 31, 2013), was founded in 1931 and is headquartered in Upper Marlboro, which is the County Seat of Prince George’s County, Maryland. Prince George’s FSB has four offices, all of which are in Maryland, including a main office in Upper Marlboro and three branch offices in Dunkirk, Brandywine and Huntingtown. Historically, acquisitions have been a key part of our growth. Since our formation, we have completed the acquisition of HarVest Bank of Maryland on April 27, 2012, the acquisition of the Midlothian branch in Richmond, Virginia on October 1, 2011, the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009, the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge branch of First Community Bancorp, Inc. in December of 2005. We intend to continue to review branch and whole bank acquisition opportunities, including possible acquisitions of failed financial institutions in FDIC -assisted transactions, and will pursue these opportunities if they represent the most efficient use of our capital under the circumstances. We believe that we have demonstrated the skill sets and experience necessary to acquire and integrate successfully both bank and branch acquisitions, and that with our strong capital position, we are well-positioned to take advantage of acquisition opportunities as they may arise. We intend to focus on targets in our market areas or other attractive areas with significant core deposits and/or a potential customer base compatible with our growth strategy.

7

●
De novo Branch Expansion.  In addition to our acquisition strategy, we plan to open de novo branches from time to time to fill in our existing footprint as we did in Middleburg in 2011 and Haymarket in 2012.

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

o
are an SBA approved “Preferred” lender, which permits us to make SBA loan decisions at Sonabank rather than waiting for SBA processing. We offer a number of different types of SBA loans designed for the small and medium-sized business owner and many of our SBA loan customers also have other relationships with Sonabank. This product group is complex and “paper intensive” and not well utilized by some of our competitors;

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

●
Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures in an effort to ensure that, despite the growth in our loan portfolio, we maintain strong asset quality through strong underwriting standards.

8

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

The principal sources of funds for our lending and investment activities are deposits, repayment of loans, prepayments from mortgage-backed securities, repayments of maturing investment securities, Federal Home Loan Bank advances and other borrowed money.

Principal sources of revenue are interest and fees on loans and investment securities, as well as fee income derived from the maintenance of deposit accounts and income from bank-owned life insurance policies. Our principal expenses include interest paid on deposits and advances from the Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings, and operating expenses.

Available Information

Southern National files annual, quarterly and other reports under the Securities Exchange Act of 1934, as amended, with the SEC.  These reports are posted and are available at no cost on our website, www.sonabank.com, through the Investor Relations link, as soon as reasonably practicable after we file such documents with the SEC.  Our filings are also available through the SEC’s website at www.sec.gov.

Lending Activities

Our primary strategic objective is to serve small to medium-sized businesses in our market with a variety of unique and useful services, including a full array of commercial mortgage and non-mortgage loans. These loans include commercial real estate loans, construction to permanent loans, development and builder loans, accounts receivable financing, lines of credit, equipment and vehicle loans, leasing, and commercial overdraft protection. We strive to do business in the areas served by our branches, which is also where our marketing is focused, and the vast majority of our loan customers are located in existing market areas. Virtually all of our loans are with borrowers in Virginia, Maryland, West Virginia, or Washington D.C. The Small Business Administration may from time to time come to us because of our reputation and expertise as an SBA lender and ask us to review a loan outside of our core counties but within our market area. Prior to making a loan, we obtain loan applications to determine a borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations.

The following is a discussion of each of the major types of lending:

Commercial Real Estate Lending

Permanent. Commercial real estate lending includes loans for permanent financing. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is strong. At December 31, 2013, our commercial real estate loans for permanent financing including multi-family residential loans and loans secured by farmland totaled $286.4 million, of which $15.6 million was acquired in the HarVest transaction and $8.1 million was acquired in the Greater Atlantic transaction. Owner occupied commercial real estate loans totaled $107.8 million.

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

All valuations on property which will secure loans over $250 thousand are performed by independent outside appraisers who are reviewed by our executive vice president of risk management and/or our appraisal reviewer. We retain a valid lien on real estate and obtain a title insurance policy (on first trust loans only) that insures the property is free of encumbrances.  In addition, we do title searches on all loans secured by real estate.

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

Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2013, we had $39.1 million of construction, land and development loans, of which $5.9 million was acquired in the HarVest transaction and $1 thousand was acquired in the Greater Atlantic transaction.

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

Commercial Business Lending

These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2013, our commercial business loans totaled $105.4 million, of which $4.4 million was acquired in the HarVest transaction and $1.1 million was acquired in the Greater Atlantic transaction.

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

We retain a valid lien on real estate and obtain a title insurance policy that ensures that the property is free of encumbrances. We also require hazard insurance and flood insurance for all loans secured by real property if the real property is in a flood plain as designated by the Department of Housing and Urban Development. We also require most borrowers to advance funds on a monthly basis from which we make disbursements for items such as real estate taxes, private mortgage insurance and hazard insurance.

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

Home Equity Lines of Credit.  Sonabank rarely originates home equity lines of credit.  At December 31, 2013, we had outstanding balances totaling $32.2 million, of which $25.8 million were acquired in the Greater Atlantic transaction and $1.5 million were acquired in the HarVest transaction.

Consumer Lending

To a limited extent, we offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of his gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2013, we had $1.4 million of consumer loans outstanding.

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

We have a standing Credit Committee comprised of certain officers, each of whom has a defined lending authority in combination with other officers. These individual lending authorities are determined by our Chief Executive Officer and certain directors and are based on the individual’s technical ability and experience. These authorities must be approved by our board of directors and our Credit Committee. Our Credit Committee is comprised of four levels of members: junior, regular, senior, and executive, based on experience. Our executive members are Ms. Derrico and Messrs. Porter and Baker. Mr. Stevens, Chief Risk Officer, must approve risk ratings for loans over $1.5 million, as well as exceptions to the Credit Policy.  Loans over a certain size must be approved by the full Board of Directors or the Credit Committee plus two outside directors. Under our loan approval process, the sponsoring loan officer’s approval is required on all credit submissions. This approval must be included in or added to the individual and joining authorities outlined below. The sponsoring loan officer is primarily responsible for the customer’s relationship with us, including, among other things, obtaining and maintaining adequate credit file information. We require each loan officer to maintain loan files in an order and detail that would enable a disinterested third party to review the file and determine the current status and quality of the credit.

In addition to the approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one senior or one executive member must approve all loans in the amount of $100,000 or more. All three of the executive members of the committee must approve all loans of $1 million or more. Regardless of the number of approvals needed, we encourage each member not to rely on another member’s approval as a basis for approval and to treat his approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is limited to 15% of our unimpaired capital and surplus. We have an internal guidance line of 75% to 80% of the legal lending limit.  As of December 31, 2013, our legal lending limit was approximately $15.8 million. Our largest group credit as of December 31, 2013, was approximately $15.2 million.

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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned account until it is sold. These assets are initially recorded at fair value net of estimated selling costs. To the extent there is a subsequent decline in fair value, that amount is charged to operating expense. At December 31, 2013, we had other real estate owned totaling $11.8 million, of which $2.2 million, net of discount, resulted from foreclosures on loans that were acquired in the Greater Atlantic transaction.

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

●           SONA 24/7/Check 21: SONA 24/7 is ideal for landlords, property managers, medical professionals, and any other businesses that accept checks. Now the customers of Sonabank can have total control over how, when, and where their checks will be deposited. SONA 24/7 uses the Check Truncation technology outlined by the “Check Clearing for the 21st Century Act”, passed in October 2004 (Check 21).  With Check Truncation, paper checks can now be converted to electronic images and processed between participating banks, vastly speeding up the check clearing process. SONA In-House passes on the benefits of Check Truncation directly to Sonabank’s business customers.

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

●           SABL: Asset Based Lending is a form of “collateral-based” lending. It is a combination of secured lending and short-term business lending. It is a specialized form of financing that allows a bank’s commercial customers to pledge their working assets, typically accounts receivable and, to a lesser extent, inventory, as collateral to secure financing. Asset Based Lending borrowers are typically in the service, manufacturing or distribution fields.

SABL is an Asset Based Lending software system built by Sonabank that allows the bank to monitor the collateral of its commercial borrowers who have pledged their working assets (accounts receivables and other qualifying assets such as inventory) as collateral. SABL has the ability to track other offsets (liabilities, e.g. other loans the customer has with the bank) to the line of credit. SABL serves to provide the more stringent controls and supervision that this type of lending requires.

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

Employees

At December 31, 2013, we had 140 full-time equivalent employees, five of whom were executive officers. Management considers its relations with its employees to be good. Neither we nor Sonabank are a party to any collective bargaining agreement.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act.  In July 2010, Congress enacted the Dodd-Frank Act regulatory reform legislation, which the President signed into law on July 21, 2010.  Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult for us to fully anticipate the overall financial impact to us or across the industry.  The Dodd-Frank Act broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things:

●	Created a new regulatory authority, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

●	Established new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital;

●	Broadened the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period;

●	Permanently increased FDIC deposit insurance to $250,000;

●
Permitted banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state;

●	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

●
Required financial holding companies to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state;

●	Eliminated the ceiling on the size of the Deposit Insurance Fund ("DIF") and increase the floor of the size of the DIF;

●	Added new limitations on federal preemption;

●
Imposed new prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund;

●	Required that sponsors of asset-backed securities retain a percentage of the credit risk underlying the securities;

●
Required banking regulators to remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating creditworthiness;

●	Implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

●
Amended the Electronic Fund Transfer Act which, among other things, gave the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

●	Increased the authority of the FRB to examine us and our non-bank subsidiaries.

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

Deposit Insurance. Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and the Bank must pay deposit insurance assessments to the FDIC for such deposit insurance protection.  The FDIC maintains the DIF by designating a required reserve ratio.  If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the DIF will return to an acceptable level generally within 5 years.  The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors, including the degree of risk the institution poses to the DIF.

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

Regulators may pursue an administrative action against any bank holding company or national bank which violates the law, engages in an unsafe or unsound banking practice or which is about to engage in an unsafe and unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken. Under the policies of the FRB, Southern National is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Southern National might not do so otherwise. Notably, the Dodd-Frank Act codified the FRB’s “source of strength” doctrine; this statutory change became effective in July 21, 2011. In addition to the foregoing requirements, the Dodd-Frank Act’s new provisions authorize the FRB to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations. As of February 26, 2014, the FRB and other federal banking regulators have not yet issued rules implementing this requirement, though it is understood that regulators are engaged in a joint effort to produce these rules.

Capital Requirements. Each of the FRB and the FDIC has issued risk-based and leverage capital guidelines under a two-tier capital framework applicable to banking organizations that it supervises. However, as a result of new regulations that banking regulators recently issued, which are discussed below, we will be required to begin complying with higher minimum capital requirements as of January 1, 2015.

Under the current risk-based capital requirements, Southern National and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which generally consists of common shareholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance and unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to not less than 3% to not less than 4%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

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

Revisions to Capital Adequacy Requirements.  The regulatory capital framework has recently changed as a result of the Dodd-Frank Act and a separate, international capital initiative known as “Basel III.”  Regulators recently issued rules implementing these requirements (“Revised Capital Rules”). Among other things, the Revised Capital Rules raise the minimum thresholds for required capital and revise certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. While the rules became effective on January 1, 2014 for certain large banking organizations, most banking organizations, including Southern National and the Bank, have until January 1, 2015 to begin complying with these new requirements.

The Revised Capital Rules, among other things, (i) introduce as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. Further, the Revised Capital Rules set forth the following minimum capital ratios, which will be phased in for certain banking organizations, including Southern National, beginning January 1, 2015:

■	4.5 percent CET1 to risk-weighted assets.
■	6.0 percent Tier 1 Capital to risk-weighted assets.
■	8.0 percent Total Capital to risk-weighted assets.
■	4.0 percent Tier 1 leverage ratio to average consolidated assets.

The Revised Capital Rules also introduce a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1, and Total Capital ratios identified above. The “capital conservation buffer” must consist entirely of CET1 and is designed to absorb losses during periods of economic stress. Thus, when fully phased in on January 1, 2019, the Revised Capital Rules will require us to maintain (i)  a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (resulting in an effective minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in an effective minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in an effective minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

Under the Revised Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital will be non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital will be subordinated notes and a portion of the allocation for loan losses, in each case, subject to certain specific requirements set forth in the regulation. Under existing capital standards, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. GAAP are excluded for the purposes of determining capital ratios. Under the Revised Capital Rules, the effects of certain accumulated other comprehensive items are not excluded. However, the Revised Capital Rules permit most banking organizations to make a one-time election to continue to exclude these items. This election must be made when we file the first of certain periodic regulatory reports after January 1, 2015.

In addition, under the Revised Capital Rules, certain hybrid securities, such as trust preferred securities, do not qualify as Tier 1 capital.  However for bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments.

 Prompt Corrective Action. Under Section 38 of the Federal Deposit Insurance Act (“FDIA”), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies (including the FRB and the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well-capitalized bank as adequately capitalized and may require an adequately capitalized bank or an undercapitalized bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized bank as critically undercapitalized). . The thresholds for each of these categories were recently revised pursuant to the Revised Capital Rules, which are discussed above. These revised categories will apply to the Bank beginning on January 1, 2015. Both the existing and the revised standards are discussed below.

Under these regulations, insured state banks are assigned to one of the following capital categories:

●
“well capitalized” – an insured depository institution is well capitalized if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure. Under the Revised Capital Rules that will take effect on January 1, 2015, a well-capitalized institution is one that (i) has a total risk-based capital ratio of 10 percent or greater, (ii) has a Tier 1 risk-based capital ratio of 8 percent or greater, (iii) has a CET1 capital ratio of  6.5 percent or greater, (iv) has a leverage capital ratio of 5 percent or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

●
“adequately capitalized” – an insured depository institution is adequately capitalized if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a leverage ratio of 4% or greater—or 3% in certain circumstances—and is not well capitalized. Under the Revised Capital Rules, an adequately-capitalized depository institution is one that has (i) a total risk based capital ratio of 8 percent or more, (ii) a Tier 1 capital ratio of 6 percent or more, (iii) a CET1 capital ratio of 4.5 percent or more, and (iv) a leverage ratio of 4 percent or more.

●
“undercapitalized” – an insured depository institution is undercapitalized if it has a Total Risk-Based Capital ratio of less than 8% or greater, a Tier 1 Risk-Based Capital ratio of less than 4%, or a leverage ratio of less than 4% (or 3% in certain circumstances). Under the Revised Capital Rules, an undercapitalized depository institution is one that has (i) a total capital ratio of less than 8 percent, (ii) a Tier 1 capital ratio of less than 6 percent, (iii) a CET1 capital ratio of less than 4.5 percent, or (iv) a leverage ratio of less than 4 percent.

●
“significantly undercapitalized” – an insured depository institution is significantly undercapitalized if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a leverage ratio of less than 3%. Under the Revised Capital Rules, a significantly undercapitalized institution is one that has (i) a total risk-based capital ratio of less than 6 percent (ii) a Tier 1 capital ratio of less than 4 percent, (iii) a CET1 ratio of less than 3 percent or (iv) a leverage capital ratio of less than 3 percent.

●
“critically undercapitalized” – an insured depository institution is critically undercapitalized if its tangible equity is equal to or less than 2% of tangible assets. (The Revised Capital Rules do not change this standard.)

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

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior FRB approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

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

Reserve Requirements. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2014, the first $13.3 million will be exempt from reserve requirements. A 3.0% reserve ratio will be assessed on net transaction accounts over $13.3 million to and including $89.0 million. A 10.0% reserve ratio will be applied to net transaction accounts in excess of $89.0 million. These percentages are subject to adjustment by the FRB.

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

In addition, the Dodd-Frank Act contains provisions that may impact the Bank’s business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, that a loan originator or a securitizer of asset-backed securities retain a percentage of the credit risk of securitized assets. The banking agencies have jointly issued a proposed rule to implement these requirements, as well as a subsequent revision to this proposal, but have yet to issue final rules.

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

The GLBA and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination. The Bank received a “satisfactory” rating in the most recent examination for Community Reinvestment Act compliance in August 2013.

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

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibility for these and other consumer protection laws and regulations has, in large measure, transferred to the Bureau of Consumer Financial Protection (“Bureau”). The Bureau has republished the transferred regulations in a new section of the Code of Federal Regulations and has begun to issue rules to implement provisions of the Dodd-Frank Act. For example, the Bureau recently issued rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. The ability-to-repay rule, which took effect on January 10, 2014, requires lenders to consider, among other things, income, employment status, assets, employment, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” In addition, it is anticipated that the Bureau will engage in numerous other rulemakings in the near term that may impact our business, as the Bureau has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services. The Bureau also has broad authority to prohibit unfair, deceptive and abusive acts and practices (“UDAAP”) and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate this prohibition, certain aspects of these standards are untested, which has created some uncertainty regarding how the Bureau will exercise this authority.

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

If the U.S. economy is unable to steadily emerge from the recession that began in 2007 or if we experience worsening economic conditions, such as a so-called, “double-dip” recession, our losses could exceed that which is provided for in our allowance for loan losses and result in the following consequences:

●	increases in loan delinquencies;

●	increases in nonperforming assets and foreclosures;

●	decreases in demand for our products and services, which could adversely affect our liquidity position; and

●	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power.

While economic conditions in the Commonwealth of Virginia and the U.S. are showing signs of recovery, there can be no assurance that the economy will continue to improve. Although there are signs that the real estate market is recovering, depressed home sales volumes and financial stress on borrowers as a result of the weak economic environment, including job losses, could have an adverse effect on our borrowers and/or their customers, which could adversely affect our business, financial condition and results of operations.

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

Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, including a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued instability in the credit markets. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned which could have a material adverse effect on our financial condition, results of operations and cash flows.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

We maintain an investment portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities. The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. During the year ended December 31, 2013, we incurred other-than-temporary impairment charges of $3 thousand pre-tax on one of our trust preferred securities holdings.  During the year ended December 31, 2012, we incurred other-than-temporary impairment charges of $717 thousand pre-tax on three of our trust preferred securities holdings. During the year ended December 31, 2011, we incurred other-than-temporary impairment charges of $329 thousand pre-tax on two of our trust preferred securities holdings. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

Our pooled trust preferred securities are particularly vulnerable to the performance of the issuer of the subordinated debentures that are collateral for the trust preferred securities. Deterioration of these trust preferred securities can occur because of defaults by the issuer of the collateral or because of deferrals of dividend payments on the securities. Numerous financial institutions have failed and their parent bank holding companies have filed for bankruptcy, which has led to defaults in the subordinated debentures that collateralize the trust preferred securities. Further, increased regulatory pressure has been placed on financial institutions to maintain capital ratios above the required minimum to be well-capitalized, which often results in restrictions on dividends, and leads to deferrals of dividend payments on the trust preferred securities. More specifically, the Federal Reserve has stated that a bank holding company should eliminate, defer or significantly reduce dividends if (i) its net income available to shareholders for the past four quarters, net of dividends paid, is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs or (iii) it is in danger of not meeting its minimum regulatory capital adequacy ratios. . In addition, although interest deferrals are permitted under the terms of the instruments governing the trust preferred securities, such deferrals are typically limited to 20 consecutive quarterly periods.  As a result, many financial institutions that commenced deferral periods in 2009 will no longer be permitted to defer interest payments this year, which could result in increased defaults on trust preferred securities.  Additional defaults in the underlying collateral or deferrals of dividend payments for these securities could lead to additional charges on these securities and/or other-than-temporary impairment charges on other trust preferred securities we own. Finally, proposed or future changes in the regulatory treatment of both issuers and holders of trust preferred securities could have a negative impact on the value of the pooled trust preferred securities held in our portfolio.

Downgrades of the U.S. sovereign credit rating or its perceived credit worthiness could have a material adverse effect on our business, financial position and results of operations.

The current uncertainty over U.S. fiscal policy could lead to future or further downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies. The impact of any future or further downgrade of the U.S. sovereign credit rating or negative perception of the U.S. government’s creditworthiness could adversely affect the U.S. and global financial markets and economic conditions, which may, directly or indirectly, have adverse effects on our operations, earnings and financial condition Among other things, a credit rating downgrade could adversely impact the value of the agency mortgage backed securities held in our investment portfolio and may trigger requirements that we post additional collateral for trades relative to these securities.

The failure of other financial institutions could adversely affect us.

In addition to the risk to our pooled trust preferred securities discussed above, our ability to engage in routine funding transactions could be adversely affected by the actions and potential failures of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with a variety of counterparties in the financial services industry. As a result, defaults by, or even rumors or concerns about, the viability of one or more financial institutions with whom we do business, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral we hold cannot be sold at prices that are sufficient for us to recover the full amount of our exposure. Any such losses could materially and adversely affect our financial condition and results of operations.

If the goodwill that we record in connection with business acquisitions becomes impaired, it could have a negative impact on our profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquire in the purchase of another entity. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. Examples of those events or circumstances include the following:

●	significant adverse changes in business climate;

●	significant changes in credit quality;

●	significant unanticipated loss of customers;

●	significant loss of deposits or loans; or

●	significant reductions in profitability.

As of December 31, 2013, our goodwill totaled $9.2 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2013, our non-covered nonperforming assets (which consist of nonaccrual loans, loans past due 90 days and accruing and other real estate owned (“OREO”)) totaled $17.4 million, or 3.45% of total non-covered loans and OREO, which is an decrease of $3.4 million or 16.5% compared with non-covered nonperforming assets of $20.8 million, or 4.41%, of total non-covered loans and OREO at December 31, 2012. At December 31, 2011, our non-covered non-performing assets were $18.2 million, or 4.30% of non-covered loans and OREO.

Although economic and market conditions have improved, we may incur losses if there is an increase in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral, which may ultimately result in a loss.  We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO.  Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, an increase in the level of nonperforming assets increases our regulatory risk profile.  There can be no assurance that we will not experience future increases in nonperforming assets.

A significant amount of our loans are secured by real estate and the weak economic recovery and weak residential real estate market in our primary markets could be detrimental to our financial condition and results of operations.

 Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $440.7 million, or approximately 80.7% of our total loan portfolio, as of December 31, 2013. Total real estate loans covered under the FDIC loss sharing agreement amount to $50.5 million. The residential and commercial real estate sectors of the U.S. economy experienced an economic slowdown that continued into 2010 and remains weak. Specifically, the values of residential and commercial real estate located in our market areas declined significantly in recent years.  Although such real estate values have shown modest improvement recently such improved values may not continue. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of operations.

Current market conditions include an over-supply of land, lots, and finished homes in many markets, including those where we do business. As of December 31, 2013, $115.3 million, or approximately 21.1% of our total loans, were secured by single-family residential real estate. This includes $83.1 million in residential 1-4 family loans and $32.2 million in home equity lines of credit. Total single-family residential real estate loans covered under the FDIC loss sharing agreement amount to $42.4 million. If housing markets in our market areas do not steadily improve or deteriorate, we may experience an increase in nonperforming loans, provisions for loan losses and charge-offs.

If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.

 As of December 31, 2013, a significant portion of our loan portfolio was comprised of loans secured by commercial real estate. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, as in recent years, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio in the event the real estate market in Virginia and our market area does not exhibit sustained improvement. A weak real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values do not continue to improve or decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.

We are subject to risks related to our concentration of construction and land development and commercial real estate loans.

As of December 31, 2013, we had $39.1 million of construction loans. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

●	the viability of the contractor;

●	the value of the project being subject to successful completion;

●	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

●	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction loans which provides us with an additional source of repayment. As of December 31, 2013, we had non-covered nonperforming construction and development loans in the amount of $2.1 million and $6.1 million of non-covered assets that have been foreclosed. If one or more of our larger borrowers were to default on their construction and development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

As of December 31, 2013, we had $286.4 million of commercial real estate loans, including multi-family residential loans and loans secured by farmland, of which $8.1 million is covered by the FDIC loss sharing agreement. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service. Federal bank regulatory authorities issued the Interagency Guidance on Concentrations in Commercial Real Estate Lending in December of 2006 to provide guidance regarding significant concentrations of commercial real estate loans within bank loan portfolios. The FDIC reiterated this guidance in a letter to financial institutions dated March 17, 2008 (FIL-22-2008) titled “Managing Commercial Real Estate Concentrations in a Challenging Environment” to remind banks that their risk management practices and capital levels should be commensurate with the level and nature of their commercial real estate concentration risk.

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

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss-sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The agreements contain specific, detailed and cumbersome compliance, servicing, notification and reporting requirements, and failure to comply with any of the requirements and guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of such assets. As of December 31, 2013, $53.9 million, or 7.53%, of our assets were covered by the FDIC loss-sharing agreements.

Under the terms of the FDIC loss-sharing agreements, the assignment or transfer of a loss-sharing agreement to another entity generally requires the written consent of the FDIC. In addition, the Bank may not assign or otherwise transfer a loss-sharing agreement during its term without the prior written consent of the FDIC.  Our failure to comply with the terms of the loss-sharing agreements or to manage the covered assets in such a way as to maintain loss-share coverage on all such assets may cause individual loans or large pools of loans to lose eligibility for loss share payments from the FDIC.  This could result in material losses.

Changes to government guaranteed loan programs could affect our SBA business.

Sonabank relies on originating government guaranteed loans, in particular those guaranteed by the SBA. As of December 31, 2013, Sonabank had $55.6 million of SBA loans, $40.4 million of which is guaranteed and $15.2 million is non-guaranteed. Sonabank originated $25.4 million, $21.1 million and $34.9 million in SBA loans in the years ended December 31, 2013, 2012 and 2011, respectively. Sonabank sold the guaranteed portions of some of its SBA loans in the secondary market in 2012 and 2011 and intends to continue such sales, which are a source of non-interest income for Sonabank, when market conditions are favorable. We can provide no assurance that Sonabank will be able to continue originating these loans, that it will be able to sell the loans in the secondary market or that it will continue to realize premiums upon any sale of SBA loans.

SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on our business. Currently, the maximum limit on individual 7(a) loans which the SBA will permit is $5.0 million. Any reduction in this level could adversely affect the volume of our business. As of December 31, 2013, our SBA business constitutes 10.2% of our total loans. The periodic uncertainty of the SBA program relative to availability, amounts of funding and the waiver of associated fees creates greater risk for our business than do more stable aspects of our business.

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

We depend on the accuracy and completeness of information from customers and counterparties.

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

Failure to maintain an effective system of disclosure controls and procedures could have a material adverse effect on our business, results of operations and financial condition and could impact the price of our common stock.

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

As a lender, we are exposed to the risk that our borrowers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to ensure repayment. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses to cover any probable inherent loan losses in the loan portfolio. In determining the size of the allowance, we rely on a periodic analysis of our loan portfolio, our historical loss experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect or if we experience significant loan losses, our current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. A material addition to the allowance for loan losses could cause our earnings to decrease. Due to the relatively unseasoned nature of our loan portfolio, we cannot assure you that we will not experience an increase in delinquencies and losses as these loans continue to mature.

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

We completed the acquisition of the HarVest Bank of Maryland on April 27, 2012, the Midlothian Branch in Richmond, Virginia on October 1, 2011, the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009, the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge branch of First Community Bancorp, Inc. in December of 2005. In addition, on January 8, 2014, we announced our entry into an agreement to acquire Prince George’s FSB, which is headquartered in Upper Marlboro, Maryland.

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

We may fail to realize the anticipated benefits of the acquisition of Prince George’s FSB.

The success our acquisition of Prince George’s FSB will depend on, among other things, our ability to combine the businesses of Sonabank and Prince George’s FSB in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of Prince George’s FSB or result in decreased revenues due to any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. Further, it is possible that the integration process could result in the disruption of our ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

Regulatory approvals of the acquisition of Prince George’s FSB may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

We must obtain approval to acquire Prince George’s FSB from bank regulatory and other governmental authorities. These governmental entities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the merger or of imposing additional costs or limitations on us following the merger.

Future growth or operating results may require us to raise additional capital, but that capital may not be available, be available on unfavorable terms or may be dilutive.

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

For the year ended December 31, 2013, our FDIC insurance related costs were $823 thousand compared with $565 thousand and $522 thousand for the years ended December 31, 2012 and 2011. The FDIC insurance related costs for 2010 included special assessments.  We are unable to predict the impact in future periods, including whether and when additional special assessments will occur.

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

Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington D.C., Charlottesville and Clifton Forge (Alleghany County), Front Royal, New Market, Richmond and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in these market areas. As of December 31, 2013, substantially all of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in this region slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability.

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

There is a risk that hazardous substances or wastes, contaminants, pollutants or other environmentally restricted substances could be discovered on our properties or our foreclosed assets (particularly in the case of real estate loans). In this event, we might be required to remove the substances from the affected properties or to engage in abatement procedures at our sole cost and expense. Besides being liable under applicable federal and state statutes for our own conduct, we may also be held liable under certain circumstances for actions of borrowers or other third parties on property that collateralizes one or more of our loans or on property that we own. Potential environmental liability could include the cost of remediation and also damages for any injuries caused to third-parties. We cannot assure you that the cost of removal or abatement would not substantially exceed the value of the affected properties or the loans secured by those properties, that we would have adequate remedies against prior owners or other responsible parties or that we would be able to resell the affected properties either prior to or following completion of any such removal or abatement procedures. Any environmental damages on a property would substantially reduce the value of such property as collateral and, as a result, we may suffer a loss upon collection of the loan.

The small to medium-sized businesses we lend to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to us that could materially harm our operating results.

We make loans to professional firms and privately owned businesses that are considered to be small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. A weak economic recovery and other events that negatively impact our target markets could cause us to incur substantial loan losses that could materially harm our operating results.

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

As of December 31, 2013, Sonabank exceeded the amounts required to be well capitalized with respect to all three required capital ratios. To be well capitalized, a bank must generally maintain a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. However, the Federal Reserve could require Sonabank to increase its capital levels. For example, regulators have recently required certain banking companies to maintain a leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. As of December 31, 2013, Sonabank’s leverage, Tier 1 risk-based capital and total risk-based capital ratios were 14.12%, 18.43% and 19.68%, respectively.

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

Sonabank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FDIC rules, if Sonabank ceases to be a well capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2013, we had $40.2 million of brokered deposits, which represented 7.4% of our total deposits.

We will be required to comply with increased regulatory capital requirements.

The capital requirements applicable to Southern National and the Bank will change as a result of the Dodd-Frank Act, the international regulatory capital initiative known as Basel III and, could  be subject to further change as a result of additional government actions or regulatory interpretations. Regulators recently issued rules implementing these requirements (“Revised Capital Rules”). We will be required to begin complying with the Revised Capital Rules on January 1, 2015. Among other things, the Revised Capital Rules raise the minimum thresholds for required capital and revise certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds.  The Revised Capital Rules also introduce a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1, and Total Capital ratios that are discussed above in Capital Requirements -- Revisions to Capital Adequacy Requirements. Complying with these capital requirements may affect our operations, including our asset portfolios and financial performance.

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

Provisions of our articles of incorporation and bylaws, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.

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

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act institutes a wide range of reforms that will have an impact on all financial institutions, including the creation of a new agency (the Consumer Financial Protection Bureau) with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.  The Act also includes, among other things, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and new requirements designed to protect consumers in financial transactions.  Many of these provisions are subject to rule making procedures and studies that will be conducted in the future and the full effects of the legislation on Southern National cannot yet be determined.  For example, the Bureau has issued rules, effective January 10, 2014, that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act.  Regulations implementing the Dodd-Frank Act, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require Southern National to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.

We currently intend to pay dividends on our common stock; however, our future ability to pay dividends is subject to restrictions.

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2013. We also declared a special dividend in the fourth quarter of 2012. There are a number of restrictions on our ability to pay dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Our principal source of funds to pay dividends on our common stock is cash dividends that we receive from Sonabank. The payment of dividends by Sonabank to us is subject to certain restrictions imposed by federal banking laws, regulations and authorities. The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be “under capitalized” as defined by statute. In addition, the relevant federal regulatory agencies have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of Sonabank. Regulatory authorities could impose administratively stricter limitations on the ability of Sonabank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

The trading volume in our common stock is less than that of other larger financial services companies.

Although our common stock is listed for trading on the NASDAQ Global Market, the trading volume is low, and you are not assured liquidity with respect to transactions in our common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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

We rely heavily on communications and information systems provided both internally and externally to conduct our business. Any failure, interruption or breach in security of these systems (such as a spike in transaction volume, a cyber-attack or other unforeseen events) could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures and service level agreements designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. While we maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems, we cannot assure shareholders that this policy would be sufficient to cover all related financial losses and damages should we experience any one or more of our or a third party’s systems failing or experiencing a cyber-attack.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, including remediation costs and increased protection costs, any of which could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Southern National does not have any unresolved staff comments from the SEC to report for the year ended December 31, 2013.

Item 2. – Properties

The following table sets forth the date opened or acquired, ownership status and the total deposits, not including brokered deposits, for each of our banking locations, as of December 31, 2013:

	Date Opened	Owned or	Deposits
Location	or Acquired	Leased	(in thousands)
Home Office and Branch:
6830 Old Dominion Drive	December 2006	Leased	$44,151
McLean, Virginia 22101

Branch Offices:
511 Main Street	December 2005	Owned	$39,426
Clifton Forge, Virginia 24442

1770 Timberwood Boulevard	April 2005	Leased	$27,605
Charlottesville, Virginia 22911

11527 Sunrise Valley Drive	December 2006	Leased	$25,891
Reston, Virginia 20191

10855 Fairfax Boulevard	December 2006	Leased	$16,009
Fairfax, Virginia 22030

550 Broadview Avenue	April 2007	Leased	$25,468
Warrenton, Virginia 20186

1 East Market Street	April 2008	Leased	$15,437
Leesburg, Virginia 20176

11 Main Street	September 2009	Leased	$21,494
Warrenton, Virginia 20186

11834 Rockville Pike	December 2009	Leased	$51,595
Rockville, Maryland 20852
(Relocated to 11200 Rockville Pike
on January 2, 2014)

1 South Front Royal Avenue	December 2009	Owned	$39,688
Front Royal, Virginia 22630

9484 Congress Street	December 2009	Owned	$36,368
New Market, Virginia 22844

	Date Opened	Owned or	Deposits
Location	or Acquired	Leased	(in thousands)
43086 Peacock Market Plaza	December 2009	Leased	$19,147
South Riding, Virginia 20152

10 West Washington Street	May 2011	Leased	$6,002
Middleburg, Virginia 20117

13804 Hull Street Road	October 2011	Owned	$27,699
Midlothian, Virginia 23112

9707 Medical Center Drive, Suite 150	April 2012	Leased	$34,406
Rockville, Maryland 20850

12800 Middlebrook Road	April 2012	Leased	$21,355
Germantown, Maryland 20874

37 North Market Street	April 2012	Leased	$16,317
Frederick, Maryland 21701

6719 Leaberry Way	August 2012	Leased	$1,906
Haymarket, Virginia 20169

7700 Wisconsin Avenue	October 2012	Leased	$30,230
Bethesda, Maryland 22101

Loan Production Offices:
230 Court Square	March 2005	Leased	NA
Charlottesville, Virginia 22902

2217 Princess Anne Street	April 2005	Leased	NA
Fredericksburg, Virginia 22401

550 Broadview Avenue	September 2005	Leased	NA
Warrenton, Virginia 20186

Executive Offices:
1002 Wisconsin Avenue, N.W.	April 2005	Leased	NA
Washington, D.C. 20007

Item 3. - Legal Proceedings

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  There are no other proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of December 31, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

On November 6, 2006, Southern National closed on the initial public offering of its common stock, $0.01 par value.  The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-136285) that was declared effective by the Securities and Exchange Commission on October 31, 2006.  The shares of common stock were sold at a price to the public of $14.00 per share (equivalent to $12.73 after the stock dividend declared in May 2007).

Southern National completed a follow-on public offering of its common stock in an underwritten public offering on November 4, 2009, selling 4,791,665 shares of common stock, including 624,999 shares sold pursuant to an over-allotment option granted to the underwriter, at a price of $6.00 per share.  The gross proceeds from the shares sold were $28.7 million.  The net proceeds to Southern National from the offering were approximately $26.9 million after deducting $1.3 million in underwriting commission and an estimated $486 thousand in other expenses incurred in connection with the offering.

Southern National’s common stock is traded on the Nasdaq Global Market under the symbol “SONA”.  Our common stock began trading on the Nasdaq Capital Market in November 2006, and the exchange listing was upgraded to the Nasdaq Global Market at the open of trading on December 18, 2007.

There were 11,590,612 shares of our common stock outstanding at the close of business on March 3, 2014, which were held by 149 shareholders of record.

The following table presents the high and low intra-day sales prices and dividends declared for quarterly periods during 2013 and 2012:

	Market Values				Dividends Declared
	2013		2012		2013	2012 (1)
	High	Low	High	Low
First Quarter	$12.00	$7.80	$6.95	$6.10	$0.050	$0.015
Second Quarter	10.43	8.71	7.80	6.65	0.060	0.015
Third Quarter	10.24	9.15	8.17	7.27	0.070	0.025
Fourth Quarter	10.25	9.30	8.59	7.79	0.070	0.190

(1) The dividend declared in the fourth quarter of 2012 included a special dividend of $0.15.

Dividend Policy

Dividends are paid at the discretion of our board of directors. While we paid a nonrecurring 10% stock dividend to our holders of common stock in 2007, we declared the first cash dividend on our common stock in February 2012 and each quarter thereafter through 2013. The amount and frequency of dividends, if any, will be determined by our board of directors after consideration of our earnings, capital requirements, our financial condition and our ability to service any equity or debt obligations senior to our common stock, and will depend on cash dividends paid to us by our subsidiary bank. As a result, our ability to pay future dividends will depend on the earnings of Sonabank, its financial condition and its need for funds.

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

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, Southern National had outstanding stock options granted under its Stock Option Plan, which is approved by its shareholders.  The following table provides information as of December 31, 2013 regarding Southern National’s equity compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	631,075	$8.21	371,025
Equity compensation plans not approved by security holders	—	—	—
Total	631,075	$8.21	371,025

Issuer Purchases of Equity Securities

None

Performance Graph

The following chart compares the cumulative total shareholder return on Southern National common stock during the five years ended December 31, 2013, with the cumulative total return of the Russell 2000 Index and the SNL Bank and Thrift Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on December 31, 2008 in Southern National common stock, the Russell 2000 Index and the SNL Bank and Thrift Index. The historical stock price performance for Southern National common stock shown on the graph below is not necessarily indicative of future stock performance.

	2008	2009	2010	2011	2012	2013
Southern National Bancorp of Virginia	100.00	80.18	84.63	67.93	93.46	117.97
Russell 2000	100.00	89.38	113.38	108.65	126.41	175.49
SNL Bank and Thrift Index	100.00	60.15	67.15	52.22	70.12	96.01

54

Item 6. - Selected Financial Data

The following table sets forth selected financial data for Southern National as of December 31, 2013, 2012, 2011, 2010 and 2009, and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009:

	2013	2012	2011	2010	2009
				(As Restated)	(As Restated)
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$35,116	$37,561	$33,423	$36,290	$23,906
Interest expense	4,668	5,828	6,087	8,513	8,077
Net interest income	30,448	31,733	27,336	27,777	15,829
Provision for loan losses	3,615	6,195	8,492	9,025	6,538
Net interest income after provision for loan losses	26,833	25,538	18,844	18,752	9,291
Noninterest income (loss)	1,753	5,595	2,442	1,649	(5,372)
Noninterest expenses	19,292	21,449	15,193	14,471	11,276
Income (loss) before income taxes	9,294	9,684	6,093	5,930	(7,357)
Income tax expense (benefit)	3,036	3,115	1,692	1,876	(2,677)
Net income (loss)	$6,258	$6,569	$4,401	$4,054	$(4,680)

Per Share Data:
Earnings per share - Basic	$0.54	$0.57	$0.38	$0.35	$(0.62)
Earnings per share - Diluted	$0.54	$0.57	$0.38	$0.35	$(0.62)
Cash dividends paid per share	$0.25	$0.25	$-	$-	$-
Book value per share	$9.20	$8.90	$8.55	$8.14	$7.77
Tangible book value per share (1)	$8.34	$8.00	$7.58	$7.13	$6.69
Weighted average shares outstanding - Basic	11,590,333	11,590,212	11,590,212	11,590,212	7,559,962
Weighted average shares outstanding - Diluted	11,627,445	11,596,176	11,591,156	11,592,865	7,559,962
Shares outstanding at end of period	11,590,612	11,590,212	11,590,212	11,590,212	11,590,212
	.	.	.	.	.
Selected Performance Ratios and Other Data:
Return on average assets	0.89%	0.97%	0.74%	0.67%	-1.02%
Return on average equity	5.95%	6.40%	4.51%	4.31%	-6.43%
Yield on earning assets	5.48%	6.15%	6.20%	6.57%	5.71%
Cost of funds	0.85%	1.11%	1.31%	1.79%	2.27%
Cost of funds including non-interest bearing deposits	0.79%	1.03%	1.22%	1.68%	2.12%
Net interest margin	4.75%	5.19%	5.06%	5.03%	3.78%
Efficiency ratio (2)	60.78%	56.25%	50.13%	48.01%	64.43%
Net charge-offs to average loans	0.69%	1.04%	1.63%	1.86%	1.65%
Allowance for loan losses to total non-covered loans	1.42%	1.54%	1.54%	1.52%	1.48%
Stockholders’ equity to total assets	14.89%	14.25%	16.20%	16.08%	14.91%

Financial Condition:
Total assets	$716,185	$723,812	$611,373	$586,654	$604,224
Total loans, net of deferred fees	546,058	530,151	491,768	463,054	462,787
Total deposits	540,359	550,977	461,095	430,974	455,791
Stockholders’ equity	106,614	103,176	99,051	94,331	90,088

(1)	Tangible book value per share is calculated by dividing stockholders’ equity less intangible assets by the number of outstanding shares of common stock.
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

Goodwill Impairment Assessment

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant.  Goodwill is primarily related to the 2006 acquisition of 1st Service Bank.  Our annual assessment timing is during the third calendar quarter.    For the 2013 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and that it was not necessary to perform the two-step test pursuant to ASC 350-20. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics.  No impairment was indicated in 2013 or 2012.

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

Due to the judgment involved in estimating fair value of the properties, accounting for OREO is regarded as a critical accounting policy. Estimates of value of OREO properties at the date of foreclosure are typically based on real estate appraisals performed by independent appraisers.  These values are generally updated as appraisals become available.

Valuation of Deferred Tax Asset

The provision for income taxes reflects the tax effects of the transactions reported in the financial statements, including taxes currently due as well as changes in deferred taxes. Deferred tax assets and liabilities represent estimates of the future tax return consequences of temporary differences between carrying amounts and tax bases of assets and liabilities.  Deferred tax assets and liabilities are computed by using currently enacted income tax rates and applying those rates to the periods in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. As of December 31, 2013 and 2012, management concluded that it is more likely than not that Southern National will generate sufficient taxable income to fully utilize our deferred tax assets.

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

 While we offer a wide range of commercial banking services, we focus on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes. We are a leading Small Business Administration (SBA) lender among Virginia community banks. We also invest in real estate-related securities, including collateralized mortgage obligations and agency mortgage backed securities. Our principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. We offer a broad range of deposit products, including checking (NOW), savings, money market accounts and certificates of deposit. We actively pursue business relationships by utilizing the business contacts of our senior management, other bank officers and our directors, thereby capitalizing on our knowledge of our local market areas.

We completed the acquisition of the HarVest Bank of Maryland on April 27, 2012, the Midlothian Branch in Richmond, Virginia on October 1, 2011 and the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009.  As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement (the “loss sharing agreement”) on approximately $143.4 million (cost basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.” In addition, on January 8, 2014, we announced our entry into an agreement to acquire Prince George’s FSB, which is headquartered in Upper Marlboro, Maryland.

RESULTS OF OPERATIONS

Net Income

Net income for the year ended December 31, 2013 was $6.3 million, compared to $6.6 million for the year ended December 31, 2012.  A decrease in noninterest expense and a reduction in the provision for loan losses in 2013 as compared to 2012 were offset by a decrease in net interest income and a decrease in noninterest income primarily related to the bargain purchase gain on the acquisition of HarVest Bank in 2012.

Net income for the year ended December 31, 2012 was $6.6 million, up from $4.4 million for the year ended December 31, 2011, due primarily to the bargain purchase gain on the acquisition of HarVest Bank.  Improvement in net interest income and a reduction in the provision for loan losses in 2012 as compared to 2011 were partially offset by an increase in noninterest expense of approximately $3.9 million.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $30.4 million during the year ended December 31, 2013, compared to $31.7 million during the prior year. Average loans during 2013 were $516.9 million compared to $526.4 million last year. The net interest margin was 4.75% in 2013, down from 5.19% in 2012. The primary driver was a reduction in the average yield on loans from 6.70% in 2012 to 6.24% in 2013 as we had to respond to ferocious competition in our marketplace. The GAB loan discount accretion contributed $1.7 million to net interest income during 2013, compared to $3.4 million during 2012. The loan discount accretion on the HarVest Bank portfolio contributed $1.9 million during 2013, compared to $717 thousand during 2012. Before taking the discount accretion related to the GAB and HarVest acquisitions into account, the net interest margin would have been 4.20% in 2013 and 4.52% in 2012. The yield on securities decreased 28 basis points, and the cost of interest bearing deposits declined by 27 basis points year on year.

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

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Years
	Ended December 31, 2013, 2012 and 2011

	2013			2012			2011
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$516,927	$32,269	6.24%	$526,371	$35,246	6.70%	$477,635	$31,278	6.55%
Investment securities	83,920	2,272	2.71%	65,339	1,956	2.99%	50,833	1,914	3.77%
Other earning assets	39,938	575	1.44%	19,504	359	1.84%	11,525	231	2.00%

Total earning assets	640,785	35,116	5.48%	611,214	37,561	6.15%	539,993	33,423	6.19%
Allowance for loan losses	(7,621)			(7,179)			(6,263)
Intangible assets	10,212			10,834			11,276
Other non-earning assets	61,397			60,604			52,610
Total assets	$704,773			$675,473			$597,616

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$23,723	58	0.24%	$19,437	60	0.31%	$15,898	43	0.27%
Money market accounts	147,319	505	0.34%	161,048	1,202	0.75%	148,569	1,288	0.87%
Savings accounts	12,323	72	0.59%	8,143	48	0.59%	6,035	36	0.59%
Time deposits	319,495	3,412	1.07%	283,507	3,726	1.31%	233,387	3,613	1.55%
Total interest-bearing deposits	502,860	4,047	0.80%	472,135	5,036	1.07%	403,889	4,980	1.23%
Borrowings	46,323	621	1.34%	52,423	792	1.51%	61,458	1,107	1.80%
Total interest-bearing liabilities	549,183	4,668	0.85%	524,558	5,828	1.11%	465,347	6,087	1.31%
Noninterest-bearing liabilities:
Demand deposits	44,989			42,244			31,642
Other liabilities	5,352			6,051			3,039
Total liabilites	599,524			572,853			500,028
Stockholders’ equity	105,249			102,620			97,588
Total liabilities and stockholders’
equity	$704,773			$675,473			$597,616
Net interest income		$30,448			$31,733			$27,336
Interest rate spread			4.63%			5.03%			4.88%
Net interest margin			4.75%			5.19%			5.06%

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

	Year Ended December 31, 2013 vs. 2012			Year Ended December 31, 2012 vs. 2011
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
	( in thousands)
Interest-earning assets:
Loans, net of deferred fees	$(623)	$(2,354)	$(2,977)	$3,250	$718	$3,968
Investment securities	476	(160)	316	149	(107)	42
Other earning assets	273	(57)	216	145	(17)	128

Total interest-earning assets	126	(2,571)	(2,445)	3,544	594	4,138

Interest-bearing liabilities:
NOW accounts	(88)	86	(2)	10	7	17
Money market accounts	(95)	(602)	(697)	131	(217)	(86)
Savings accounts	25	-	25	12	-	12
Time deposits	659	(973)	(314)	381	(268)	113
Total interest-bearing deposits	501	(1,489)	(988)	534	(478)	56
Borrowings	(87)	(85)	(172)	(150)	(165)	(315)
Total interest-bearing liabilities	414	(1,574)	(1,160)	384	(643)	(259)

Change in net interest income	$(288)	$(997)	$(1,285)	$3,160	$1,237	$4,397

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

The provision for loan losses charged to operations for the years ended December 31, 2013, 2012 and 2011 was $3.6 million, $6.2 million, and $8.5 million, respectively.  We had charge-offs totaling $4.1 million during 2013, $6.2 million during 2012, and $8.0 million during 2011.  There were recoveries totaling $503 thousand during 2013, $702 thousand during 2012 and $199 thousand during 2011. In addition to a decline in net charge-offs, we have also witnessed a significant decline in past due loans and declining non-accrual loans.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for loan losses.

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	Change

Account maintenance and deposit service fees	$793	$832	$(39)
Income from bank-owned life insurance	592	797	(205)
Gain on sale of SBA loans	-	657	(657)
Bargain purchase gain on acquisition	-	3,484	(3,484)
Net impairment losses recognized in earnings	(3)	(717)	714
Gain on sale of securities available for sale	142	274	(132)
Gain on other assets	13	14	(1)
Other	216	254	(38)
Total noninterest income	$1,753	$5,595	$(3,842)

	2012	2011	Change

Account maintenance and deposit service fees	$832	$833	$(1)
Income from bank-owned life insurance	797	1,336	(539)
Gain on sale of SBA loans	657	395	262
Bargain purchase gain on acquisition	3,484	-	3,484
Net impairment losses recognized in earnings	(717)	(329)	(388)
Gain on sale of securities available for sale	274	-	274
Gain on other assets	14	-	14
Other	254	207	47
Total noninterest income	$5,595	$2,442	$3,153

During 2013 noninterest income declined to $1.8 million from $5.6 million in 2012.  The decrease resulted from the bargain purchase gain in 2012 of $3.5 million from the HarVest transaction. In addition, there were other than temporary impairment (OTTI) charges of $717 thousand in trust preferred securities during 2012 compared to $3 thousand in OTTI charges during 2013. Also, during 2012 the bank sold the guaranteed portions of SBA loans and realized a $657 thousand gain. Income from bank owned life insurance (“BOLI”) contributed $592 thousand during 2013, compared to $797 thousand during 2012 which included a death benefit.

During 2012, noninterest income increased to $5.6 million during 2012 from $2.4 million in 2011.  The increase resulted from the bargain purchase gain of $3.5 million from the HarVest transaction. In addition, there was an OTTI of $717 thousand in trust preferred securities during 2012 compared to $329 thousand in OTTI charges during 2011. Also, during 2012 the Bank sold the guaranteed portions of SBA loans and realized a $657 thousand gain, and sold SBA pooled securities resulting in a gain of $287 thousand. Income from bank owned life insurance (“BOLI”) contributed $797 thousand during 2012, compared to $1.3 million during 2011. Both periods were affected by death benefits; however, the death benefit received in the 2011 period was $800 thousand as compared to $195 thousand in the 2012 period.

Noninterest Expense

The following table presents the major categories of noninterest expense for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	Change

Salaries and benefits	$9,063	$7,993	$1,070
Occupancy expenses	3,063	2,778	285
Furniture and equipment expenses	724	621	103
Amortization of core deposit intangible	467	893	(426)
Virginia franchise tax expense	471	582	(111)
FDIC assessment	823	565	258
Data processing expense	562	634	(72)
Telephone and communication expense	684	603	81
Change in FDIC indemnification asset	483	651	(168)
Net (gain) loss on other real estate owned	(188)	2,632	(2,820)
Merger expense	35	360	(325)
Other operating expenses	3,105	3,137	(32)
Total noninterest expense	$19,292	$21,449	$(2,157)

	2012	2011	Change

Salaries and benefits	$7,993	$6,787	$1,206
Occupancy expenses	2,778	2,240	538
Furniture and equipment expenses	621	556	65
Amortization of core deposit intangible	893	919	(26)
Virginia franchise tax expense	582	686	(104)
FDIC assessment	565	522	43
Data processing expense	634	546	88
Telephone and communication expense	603	392	211
Change in FDIC indemnification asset	651	(99)	750
Net loss on other real estate owned	2,632	297	2,335
Merger expense	360	-	360
Other operating expenses	3,137	2,347	790
Total noninterest expense	$21,449	$15,193	$6,256

Noninterest expense was $19.3 million in 2013 compared to $21.4 million in 2012. During 2013, we sold five properties from other real estate owned (OREO) resulting in gains of $1.3 million. We sold four other properties resulting in losses of $588 thousand.  We also recognized impairment in the value of four properties in the amount of $550 thousand. During 2012, we recognized net losses in OREO totaling $2.6 million.

Occupancy and furniture and equipment expenses were $3.8 million during 2013, compared to $3.4 million during 2012. Of this increase, $413 thousand resulted from operating five additional branches, four from the HarVest acquisition and one denovo.  In addition, salaries and benefits expense has increased $1.1 million during 2013, compared to 2012 due to the HarVest acquisition and other additional personnel.   Audit and accounting fees have decreased from $822 thousand during 2012 to $441 thousand during 2013.  These fees were abnormally high in 2012 because of the restatement of 2010 and 2009 financial statements. This decrease was partially offset by increases in foreclosure related expenses.

Noninterest expense was $21.4 million in 2012 compared to $15.2 million in 2011. During 2012, we recognized net losses in OREO totaling $2.6 million compared to $297 thousand in 2011. Other operating expenses include audit and consulting fees which totaled $1.1 million during 2012 for services related to the restatement as compared to $393 thousand during 2011. Occupancy and furniture and equipment expenses were $3.4 million during 2012, compared to $2.8 million during 2011. Of this increase, $392 thousand resulted from operating five additional branches this year.  In addition, salaries and benefits expense has increased $1.2 million during 2012, compared to 2011 as a result of the additional branches.   Full-time equivalent employees have increased from 112 at December 31, 2011, to 134 at December 31, 2012. In mid-2012, we reforecasted our expected recoveries from the FDIC under the loss-sharing agreement.  Expected losses in the acquired loans are less than previously estimated.  The difference between the carrying value and our most recent estimate of the FDIC receivable is amortized through earnings.  Amortization of FDIC indemnification assets was $651 thousand for 2012, compared to accretion of $99 thousand for 2011.

FINANCIAL CONDITION

Total assets were $716.2 million as of December 31, 2013, compared to $723.8 million as of December 31, 2012. Total loans increased from $530.2 million at the end of December 2012 to $546.1 million at December 31, 2013. The increase in the loan portfolio was achieved despite continuing repayments in the covered portfolio. At December 31, 2013, the loan portfolio included $38.9 million of loans acquired from HarVest.

Non-covered Loans

Loans that are not covered by the FDIC loss sharing agreement are referred to as “non-covered loans.” Total non-covered loans, net of deferred fees, grew from $458.8 million at the end of 2012 to $494.4 million at the end of 2013. Owner-occupied commercial real estate loans grew 14% from $93.3 million at year end 2012 to $106.2 million at the end of 2013.  Non owner-occupied commercial real estate loans grew 15% from $130.2 million at year end 2012 to $150.0 million at the end of 2013. Non-real estate commercial loans increased 5% from $99.1 million at the end of 2012 to $104.3 million at the end of 2013.  Construction and land loans decreased 13% from $44.9 million at the end of 2012 to $39.1 million at year end 2013.

Our residential mortgage loan portfolio increased from $61.3 million at December 31, 2012, to $66.5 million at December 31, 2013. In the ordinary course of business Sonabank provides residential mortgage financing to its business clients.

Our commercial real estate lending program includes both loans closed under the Small Business Administration (“SBA”)  7(a) and 504 loan programs and loans closed outside of the SBA programs that serve both the investor and owner-occupied facility market. The 504 loan program is used to finance long-term fixed assets, primarily real estate and heavy equipment and gives borrowers access to up to 90% financing for a project.  SBA 7(a) loans may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory and in some instances, working capital and debt refinancing.  The SBA guarantees up to 85% of the loan balance in the 7(a) program, and start-up businesses are eligible to participate in the program.  During 2013 we closed loans totaling $24.3 million through the SBA’s 7(a) program and $1.1 million under the SBA’s 504 program. During 2012 we closed loans totaling $12.8 million through the SBA’s 7(a) program and $8.3 million under the SBA’s 504 program.

Covered Loans

We refer to the loans acquired in the Greater Atlantic acquisition as “covered loans” as we will be reimbursed by the FDIC for a substantial portion of any future losses on them under the terms of the loss sharing agreement.

Covered loans decreased by $19.6 million from $71.3 million at December 31, 2012, to $51.7 million at December 31, 2013, because there were significant payoffs.

The following table summarizes the composition of our loans, net of unearned income at the dates indicated:

			Total				Total				Total
	2013		2013		2012		2012		2011		2011
	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent

Mortgage loans on real estate:
Commercial real estate - owner-occupied	$1,603	$106,225	$107,828	19.7%	$4,143	$93,288	$97,431	18.3%	$4,854	$82,450	$87,304	17.7%
Commercial real estate - non-owner-occupied	5,829	150,008	155,837	28.5%	10,246	130,152	140,398	26.4%	11,243	117,059	128,302	26.0%
Secured by farmland	100	508	608	0.1%	-	1,479	1,479	0.3%	-	1,506	1,506	0.3%
Construction and land development	1	39,068	39,069	7.1%	1,261	44,946	46,207	8.7%	2,883	39,565	42,448	8.6%
Residential 1-4 family	16,631	66,482	83,113	15.2%	21,005	61,319	82,324	15.5%	25,307	49,288	74,595	15.1%
Multi- family residential	585	21,496	22,081	4.0%	614	18,774	19,388	3.7%	629	19,553	20,182	4.1%
Home equity lines of credit	25,769	6,431	32,200	5.9%	31,292	9,178	40,470	7.6%	35,442	9,040	44,482	9.0%
Total real estate loans	50,518	390,218	440,736	80.5%	68,561	359,136	427,697	80.5%	80,358	318,461	398,819	80.9%

Commercial loans	1,097	104,284	105,381	19.2%	2,672	99,081	101,753	19.2%	2,122	89,939	92,061	18.7%
Consumer loans	81	1,308	1,389	0.3%	88	1,623	1,711	0.3%	108	1,868	1,976	0.4%
Gross loans	51,696	495,810	547,506	100.0%	71,321	459,840	531,161	100.0%	82,588	410,268	492,856	100.0%

Less deferred fees	5	(1,453)	(1,448)		7	(1,017)	(1,010)		-	(1,088)	(1,088.00)
Loans, net of deferred fees	$51,701	$494,357	$546,058		$71,328	$458,823	$530,151		$82,588	$409,180	$491,768

			Total				Total
	2010		2010		2009		2009
	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent
	(in thousands)
	(As Restated)
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$5,427	$81,487	$86,914	18.7%	$6,613	$76,765	$83,378	18.0%
Commercial real estate - non-owner-occupied	14,502	76,068	90,570	19.5%	18,006	63,059	81,065	17.5%
Secured by farmland	-	3,522	3,522	0.8%	-	6,471	6,471	1.4%
Construction and land development	3,249	39,480	42,729	9.2%	3,498	48,000	51,498	11.1%
Residential 1-4 family	28,733	58,900	87,633	18.9%	33,815	61,024	94,839	20.5%
Multi- family residential	629	19,177	19,806	4.3%	2,570	10,726	13,296	2.9%
Home equity lines of credit	40,662	10,532	51,194	11.0%	44,610	10,532	55,142	11.9%
Total real estate loans	93,202	289,166	382,368	82.5%	109,112	276,577	385,689	83.2%

Commercial loans	2,443	76,644	79,087	17.1%	3,184	70,757	73,941	16.0%
Consumer loans	143	2,010	2,153	0.4%	193	3,528	3,721	0.8%
Gross loans	95,788	367,820	463,608	100.0%	112,489	350,862	463,351	100.0%

Less deferred fees	-	(554)	(554)		-	(564)	(564)
Loans, net of deferred fees	$95,788	$367,266	$463,054		$112,489	$350,298	$462,787

Covered loan losses are reimbursed in accordance with the FDIC loss sharing agreements. There are two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which is a 5 year agreement expiring in December 2014. As shown in the table above, approximately 82% of the remaining assets relate to single family assets which are covered under the 10 year agreement. Our FDIC indemnification asset, the estimate of the expected loss amounts to be reimbursed by the FDIC has a current carrying value of $5.8 million and an estimated fair value of $4.2 million reflecting an overstated FDIC indemnification asset. This current overstatement, which is primarily due to improvements in the loss estimates in the single family covered loans, is being amortized down in accordance with accounting rules over the life of the contract (10 years for single family covered assets) or the life of the loans, whichever is shorter. As we enter the last year of our commercial loss sharing  agreement, there is also the risk that we will not be able to resolve some of the impaired commercial credits and OREO prior to the expiration of the non-single family (5 year) agreement. If this were to occur, we could record additional impairment to our FDIC indemnification asset in addition to the current amortization at the end of fiscal year 2014.

As of December 31, 2013, substantially all non-covered and covered loans were to customers located in Virginia and Maryland.  We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

At December 31, 2013 we had $107.8 million in covered and non-covered owner-occupied commercial real estate loans, and we had $178.5 million in covered and non-covered non-owner occupied commercial real estate loans including multi-family residential loans and loans secured by farmland.

The following table sets forth the contractual maturity ranges of the covered and non-covered commercial and construction and land development loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2013 (in thousands):

		After 1 Year
		Through 5 Years		After 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total

Construction and land development	$16,434	$18,239	$3,407	$752	$237	$39,069
Commercial	37,548	19,520	19,585	2,071	26,657	105,381
Total	$53,982	$37,759	$22,992	$2,823	$26,894	$144,450

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

The following table presents a comparison of non-covered nonperforming assets as of December 31, (in thousands):

	2013	2012	2011	2010	2009
				(As Restated)	(As Restated)
Nonaccrual loans	$7,814	$7,628	$4,541	$9,585	$5,734
Loans past due 90 days and accruing interest	-	-	32	-	-
Total nonperforming loans	7,814	7,628	4,573	9,585	5,734
Other real estate owned	9,579	13,200	13,620	3,901	2,796
Total nonperforming assets	$17,393	$20,828	$18,193	$13,486	$8,530

SBA guaranteed amounts included in nonaccrual loans	$1,852	$2,607	$2,462	$1,410	$1,544

Allowance for non-covered loan losses to nonperforming loans	90.08%	91.33%	137.66%	58.41%	90.20%
Allowance for non-covered loan losses to total non-covered loans	1.42%	1.52%	1.54%	1.52%	1.48%
Nonperforming assets to total non-covered assets	2.63%	3.20%	3.44%	2.75%	1.74%
Nonperforming assets excluding SBA guaranteed loans
to total non-covered assets	2.35%	2.80%	2.98%	2.46%	1.42%
Nonperforming assets to total non-covered loans and OREO	3.45%	4.41%	4.30%	3.63%	2.42%
Nonperforming assets excluding SBA guaranteed loans
to total non-covered loans and OREO	3.08%	3.86%	3.72%	3.25%	1.98%

Covered nonperforming assets are not included in the table above because the carrying value includes a component for credit losses (the nonaccretable yield).

As of December 31, 2013 and 2012, loans modified in troubled debt restructurings were as follows:

	December 31, 2013	December 31, 2012
Residential 1-4 family	$5,225	$2,830
Commercial real estate - owner occupied	708	-
Construction and land loans	-	1,497

Total troubled debt restructurings	$5,933	$4,327

We refinanced 15 loans to one borrower totaling $5.9 million secured by single family 1-4 residential properties with a loan in the amount of $5.2 million secured by a first deed of trust on the properties and a loan in the amount of $663 thousand secured by a second deed of trust on the properties which was charged off as of December 31, 2013.  There is no commitment to lend additional funds to this borrower.

As of December 31, 2013, we had one commercial real estate owner-occupied loan modified in a troubled debt restructuring with an unpaid principal balance of $708 thousand which was restructured by reducing the principal portion of the contractual principal and interest payment without modifying the interest rate.  This loan is 30-59 days delinquent as of December 31, 2013. There is no additional commitment to lend to this borrower.

It is Sonabank’s practice to concurrently charge off collateral dependent loans at the time loan impairment is recognized.  Charge offs on loans individually evaluated for impairment totaled approximately $1.2 million during 2013.

The following table presents covered nonperforming assets as of December 31, (in thousands):

	2013	2012	2011	2010	2009
Nonaccrual loans	$1,622	$3,569	$3,340	$2,048	$5,080
Loans past due 90 days and accruing interest	-	-	136	234	-
Total nonperforming loans	1,622	3,569	3,476	2,282	5,080
Other real estate owned	2,213	636	636	676	740
Total nonperforming assets	$3,835	$4,205	$4,112	$2,958	$5,820

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

Our loan review program is conducted by the Chief Risk Officer and a third party consultant who reports directly to the Audit Committee of the Board of Directors. In 2013, more than 50% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2012 was reviewed by the third party consultant, and another 30% was done by internal loan review. In 2014, we plan to have the third party consultant review at least 50% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2013, and another 30% will be done by internal loan review. The purpose of loan review is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the bank’s credit policy and regulatory guidance.  Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.

The following table presents an analysis of the allowance for covered and non-covered loan losses for the periods indicated (in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
				(As Restated)
Balance, beginning of period	$7,066	$6,295	$5,599	$5,172	$4,218
Provision charged to operations	3,615	6,195	8,492	9,025	6,538
Recoveries credited to allowance	464	782	199	167	157
Total	11,145	13,272	14,290	14,364	10,913
Loans charged off:
Real estate - commercial	199	1,331	1,163	1,650	790
Real estate - construction, land and
other	650	2,119	460	3,718	-
Real estate - residential 1-4 family	776	1,071	2,341	2,038	1,086
Commercial	2,286	1,676	3,975	1,278	3,852
Consumer	144	9	56	81	13
Total loans charged off	4,055	6,206	7,995	8,765	5,741
Balance, end of period	$7,090	$7,066	$6,295	$5,599	$5,172

Net charge-offs to average loans, net
of unearned income	0.69%	1.03%	1.63%	1.86%	1.65%

Please refer to “Item 8 –. Financial Statements and Supplementary Data”, Footnote 3, for information regarding the allocation of the allowance for loan losses among various categories of loans.

We believe that the allowance for loan losses at December 31, 2013 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio.  Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses.

Investment Securities

Our securities portfolio provides us with required liquidity and securities to pledge as collateral for certain governmental deposits and borrowed funds.

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

Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Securities totaling $82.4 million were in the held to maturity portfolio at December 31, 2013, compared to $84.1 million at December 31, 2012. Securities totaling $2.0 million were in the available for sale portfolio at December 31, 2013, compared to $2.4 million at December 31, 2012.

As of December 31, 2013, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BBB	$6,592	$5,971	$3,867	16%	$278
MMCF III B	Senior Sub	A3	A-	Ba1	CC	333	327	203	34%	6
						6,925	6,298	4,070		$284

										Cumulative Other	Cumulative
										Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	515	527	41%	626	$359
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,147	56	152	39%	798	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	111	29%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,088	27	227	30%	370	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	566	20%	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,233	30	108	35%	644	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,151	120	471	15%	851	1,180
						14,308	1,223	2,162		$4,310	$8,775

Total						$21,233	$7,521	$6,232

(1) Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2) Pre-tax

On December 10, 2013 the regulators published the text of the “Volcker Rule,” which provided that collateralized debt obligations (CDO’s), including pooled trust preferred securities would have to be sold prior to July 15, 2015. The practical implication of that is that they could no longer be accorded “held to maturity” accounting treatment but would have to be switched to “available for sale” accounting, which would have caused most pooled trust preferred holders to take non-cash charges.

On January 14, 2014, the three federal banking agencies released their interim final rule regarding the Volcker Rule and its impact on trust preferred CDO’s. They issued a non-exclusive list of CDO’s backed by trust preferred securities that depository institutions will be permitted to continue to hold.  All of the trust preferred securities that we own are on this list; as a result, we are not required to sell our investments in pooled trust preferred securities.

Our largest pooled trust preferred security is ALESCO VII A 1B, which was rated triple A at acquisition and continues to have investment grade ratings from Fitch and Moody’s. It is a floating rate security priced quarterly at 40 basis points over LIBOR. We own it at a dollar price of 90. As of year end 2013, the yield was 0.98% which is attractive for an investment grade floating rate security. It is a very positive contributor to our asset sensitivity which will stand us in good stead if rates rise.

Each of these securities has been evaluated for potential impairment under accounting guidelines.  In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to identify the most reflective estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary.

We recognized OTTI charges of $3 thousand during 2013 compared to OTTI charges related to credit on the trust preferred securities totaling $717 thousand and $329 thousand for the years ended December 31, 2012 and 2011, respectively.

Other securities in our investment portfolio are as follows:

●	SARM 2005-22 1A2 in the amount of $659 thousand, a residential collateralized mortgage obligation that is not government-sponsored.

●	residential government-sponsored mortgage-backed securities in the amount of $25.6 million and residential government-sponsored collateralized mortgage obligations totaling $4.3 million.

●	callable agency securities in the amount of $30.0 million.

●	municipal bonds in the amount of $16.4 million with a taxable equivalent yield of 3.11% and ratings as follows:

Rating		Amount
Service	Rating	(in thousands)
Moody’s	Aaa	$505
Moody’s	Aa2	3,204
Moody’s	Aa3	722
Moody’s	A1	1,203
Standard & Poor’s	AAA	3,160
Standard & Poor’s	AA	3,903
Standard & Poor’s	AA-	3,684
		$16,381

For additional information regarding investment securities refer to “Item 8 –. Financial Statements and Supplementary Data”, Footnote 2.

The following table sets forth the amortized cost and estimated fair value of our investment securities by contractual maturity at December 31, 2013.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Securities Available for Sale
			Weighted
	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due after ten years	$2,302	$1,993	2.62%

	Securities Held to Maturity
			Weighted
	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Residential government-sponsored mortgage-backed securities
Due after five years through ten years	$1,509	$1,610	5.46%
Due after ten years	24,100	24,378	2.69%
Total residential government-sponsored mortgage-backed securities	25,609	25,988	2.85%

Residential government-sponsored collateralized mortgage obligations
Due after ten years	4,295	3,948	1.70%
Other residential collateralized mortgage obligations
Due after ten years	659	647	2.76%
Total collateralized mortgage obligations	4,954	4,595	1.84%

Government-sponsored agency securities
Due after ten years	29,971	25,977	2.90%

Obligations of states and political subdivisions
Due after five years through ten years	6,195	5,899	1.86%
Due after ten years	8,193	7,502	2.40%
	14,388	13,401	2.17%
Trust preferred securities
Due after ten years	7,521	6,232	0.92%
	$82,443	$76,193	2.51%

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

Total deposits were $540.4 million at December 31, 2013 compared to $551.0 million at December 31, 2012. Certificates of deposit increased $17.9 million during 2013, while money market accounts decreased $32.4 million during 2013. Noninterest-bearing deposits were $44.6 million at December 31, 2013 and $49.6 million at December 31, 2012. As of December 31, 2013, we had brokered certificates of deposit in the amount of $30.0 million and brokered money market deposits of $10.2 million. At December 31, 2012, we had no brokered certificates of deposit, and we had brokered money market deposits of $10.2 million.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Noninterest-bearing deposits	$44,989		$42,244		$31,642
Interest-bearing deposits:
Savings accounts	12,323	0.59%	8,143	0.59%	6,035	0.59%
Money market accounts	147,319	0.34%	161,048	0.75%	148,569	0.87%
NOW accounts	23,723	0.24%	19,437	0.31%	15,898	0.27%
Time deposits	319,495	1.07%	283,507	1.31%	233,387	1.55%
Total interest-bearing deposits	502,860	0.80%	472,135	1.07%	403,889	1.23%
Total deposits	$547,849		$514,379		$435,531

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

We use borrowed funds, primarily on a short term basis, to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. One source of these borrowed funds is securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transactions, and may require additional collateral based on the fair value of the underlying securities pledged. We engage in these transactions with retail customers and with established third parties, primarily large securities brokerage firms. We also are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time to as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2013 and 2012, total FHLB borrowings were $50.3 million. At December 31, 2013, we had $95.8 million of unused and available FHLB lines of credit. For additional detail regarding borrowed funds, refer to “Item 8 –. Financial Statements and Supplementary Data”, Footnotes 9 and 10.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of December 31, 2013 and as of December 31, 2012, and all changes are within our ALM Policy guidelines:

	Sensitivity of Economic Value of Equity
	As of December 31, 2013

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$104,514	$(15,340)	-12.80%	14.59%	98.03%
Up 300	106,947	(12,907)	-10.77%	14.93%	100.31%
Up 200	110,177	(9,677)	-8.07%	15.38%	103.34%
Up 100	114,794	(5,060)	-4.22%	16.03%	107.67%
Base	119,854	-	0.00%	16.74%	112.42%
Down 100	117,479	(2,375)	-1.98%	16.40%	110.19%
Down 200	114,952	(4,902)	-4.09%	16.05%	107.82%

	Sensitivity of Economic Value of Equity
	As of December 31, 2012

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$105,710	$(11,198)	-9.58%	14.60%	102.46%
Up 300	107,601	(9,307)	-7.96%	14.87%	104.29%
Up 200	110,442	(6,466)	-5.53%	15.26%	107.04%
Up 100	115,426	(1,482)	-1.27%	15.95%	111.87%
Base	116,908	-	0.00%	16.15%	113.31%
Down 100	111,153	(5,755)	-4.92%	15.36%	107.73%
Down 200	111,252	(5,656)	-4.84%	15.37%	107.83%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2013 and December 31, 2012 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of December 31, 2013

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$32,376	$5,627	4.87%	0.83%
Up 300	30,565	3,816	4.60%	0.56%
Up 200	28,856	2,107	4.35%	0.31%
Up 100	27,547	798	4.16%	0.12%
Base	26,749	-	4.04%	0.00%
Down 100	27,206	457	4.11%	0.07%
Down 200	26,319	(430)	3.97%	-0.07%

	Sensitivity of Net Interest Income
	As of December 31, 2012

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$34,211	$6,829	4.93%	0.97%
Up 300	32,008	$4,626	4.62%	0.66%
Up 200	29,925	$2,543	4.33%	0.37%
Up 100	28,423	$1,041	4.11%	0.15%
Base	27,382	$-	3.96%	0.00%
Down 100	27,663	$281	4.00%	0.04%
Down 200	27,755	$373	4.02%	0.06%

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

Liquidity and Funds Management

The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and the sale of available for sale investment securities. In addition, we maintain lines of credit from the Federal Home Loan Bank of Atlanta and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers.  For additional information about borrowings and anticipated principal repayments refer to the discussion about Contractual Obligations below and “Item 8 –. Financial Statements” and Supplementary Data, Footnotes 9 and 10.

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

During the year ended December 31, 2013, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2013, we had $105.8 million of unfunded lines of credit and undisbursed construction loan funds. We had no approved loan commitments at December 31, 2013. The amount of certificate of deposit accounts maturing in 2014 is $178.1 million as of December 31, 2013. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

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

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of Southern National and the Bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum
	Required for
	Capital		Actual Ratio at
	Adequacy	To Be Categorized	December 31,
	Purposes	as Well Capitalized	2013	2012

Southern National
Tier 1 risk-based capital ratio	4.00%	6.00%	18.56%	18.33%
Total risk-based capital ratio	8.00%	10.00%	19.81%	19.57%
Leverage ratio	4.00%	5.00%	14.22%	13.69%
Sonabank
Tier 1 risk-based capital ratio	4.00%	6.00%	18.43%	18.18%
Total risk-based capital ratio	8.00%	10.00%	19.68%	19.43%
Leverage ratio	4.00%	5.00%	14.12%	13.59%

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

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2013.  The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.

	Contractual Obligations
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	( in thousands)
Certificates of deposit (1)	$178,114	$141,250	$4,201	$-	$323,565
Securities sold under agreements to repurchase	14,545	-	-	-	14,545
FHLB short-term advances	20,000	-	-	-	20,000
FHLB long-term advances	5,250	20,000	5,000	-	30,250
Operating leases	1,892	2,647	1,655	1,178	7,372
Total	$219,801	$163,897	$10,856	$1,178	$395,732

(1)  Certificates of deposit give customers rights to early withdrawal.  Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit written are conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $6.9 million and $10.3 million as of December 31, 2013 and 2012, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We evaluate each customer’s creditworthiness on a case-by-case basis.  At December 31, 2013 and 2012, we had unfunded loan commitments approximating $105.8 million and $82.5 million, respectively.

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

We have audited the accompanying consolidated balance sheet of Southern National Bancorp of Virginia Inc. and subsidiary (the Company) as of December 31, 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows, for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern National Bancorp of Virginia Inc. and subsidiary as of December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 12, 2014

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
March 5, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Southern National Bancorp of Virginia, Inc.

We have audited Southern National Bancorp of Virginia, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Southern National Bancorp of Virginia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Southern National Bancorp of Virginia, Inc. and subsidiary as of December 31, 2013 and for the year then ended, and our report dated March 12, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 12, 2014

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
	December 31,	December 31,
	2013	2012

ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$2,679	$4,553
Interest-bearing deposits in other financial institutions	18,177	34,647
Total cash and cash equivalents	20,856	39,200

Securities available for sale, at fair value	1,993	2,391

Securities held to maturity, at amortized cost
(fair value of $76,193 and $84,827, respectively)	82,443	84,051

Covered loans	51,701	71,328
Non-covered loans	494,357	458,823
Total loans	546,058	530,151
Less allowance for loan losses	(7,090)	(7,066)
Net loans	538,968	523,085

Stock in Federal Reserve Bank and Federal Home Loan Bank	5,915	6,212
Bank premises and equipment, net	6,324	6,552
Goodwill	9,160	9,160
Core deposit intangibles, net	813	1,280
FDIC indemnification asset	5,804	6,735
Bank-owned life insurance	18,374	17,782
Other real estate owned	11,792	13,836
Deferred tax assets, net	8,281	8,174
Other assets	5,462	5,354

Total assets	$716,185	$723,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$44,643	$49,644
Interest-bearing deposits:
NOW accounts	24,297	22,774
Money market accounts	130,855	163,233
Savings accounts	16,999	9,618
Time deposits	323,565	305,708
Total interest-bearing deposits	495,716	501,333
Total deposits	540,359	550,977

Securities sold under agreements to repurchase and other
short-term borrowings	39,795	33,411
Federal Home Loan Bank (FHLB) advances	25,000	30,250
Other liabilities	4,417	5,998
Total liabilities	609,571	620,636

Commitments and contingencies (see note 14)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares;
no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares;
issued and outstanding, 11,590,612 and 11,590,212 shares at December 31, 2013 and 2012, respectively	116	116
Additional paid in capital	97,127	96,840
Retained earnings	12,561	9,201
Accumulated other comprehensive loss	(3,190)	(2,981)
Total stockholders’ equity	106,614	103,176

Total liabilities and stockholders’ equity	$716,185	$723,812

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)
	For the Years Ended
	December 31,
	2013	2012	2011

Interest and dividend income:
Interest and fees on loans	$32,269	$35,246	$31,278
Interest and dividends on taxable securities	2,035	1,940	1,914
Interest and dividends on tax exempt securities	237	16	-
Interest and dividends on other earning assets	575	359	231
Total interest and dividend income	35,116	37,561	33,423
Interest expense:
Interest on deposits	4,047	5,036	4,980
Interest on borrowings	621	792	1,107
Total interest expense	4,668	5,828	6,087

Net interest income	30,448	31,733	27,336

Provision for loan losses	3,615	6,195	8,492
Net interest income after provision
for loan losses	26,833	25,538	18,844

Noninterest income:
Account maintenance and deposit service fees	793	832	833
Income from bank-owned life insurance	592	797	1,336
Gain on sale of SBA loans	-	657	395
Bargain purchase gain on acquisitions	-	3,484	-
Net gain on other assets	13	14	-
Gain on sales of available for sale securities	142	274	-
Total other-than-temporary impairment losses (OTTI)	(3)	(721)	(329)
Portion of OTTI recognized in other comprehensive
income (before taxes)	-	4	-
Net credit related OTTI recognized in earnings	(3)	(717)	(329)
Other	216	254	207

Total noninterest income	1,753	5,595	2,442

Noninterest expenses:
Salaries and benefits	9,063	7,993	6,787
Occupancy expenses	3,063	2,778	2,240
Furniture and equipment expenses	724	621	556
Amortization of core deposit intangible	467	893	919
Virginia franchise tax expense	471	582	686
FDIC assessment	823	565	522
Data processing expense	562	634	546
Telephone and communication expense	684	603	392
Change in FDIC indemnification asset	483	651	(99)
Net (gain) loss on other real estate owned	(188)	2,632	297
Merger expenses	35	360	-
Other operating expenses	3,105	3,137	2,347
Total noninterest expenses	19,292	21,449	15,193
Income before income taxes	9,294	9,684	6,093
Income tax expense	3,036	3,115	1,692
Net income	$6,258	$6,569	$4,401
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$(232)	$8	$103
Realized amount on available for sale securities sold, net	(142)	(274)	-
Non-credit component of other-than-temporary impairment
on held-to-maturity securities	97	676	133
Accretion of amounts previously recorded upon transfer
to held-to-maturity from available-for sale	(39)	(105)	(5)
Net unrealized gain (loss)	(316)	305	231
Tax effect	(107)	104	79
Other comprehensive income (loss)	(209)	201	152
Comprehensive income	$6,049	$6,770	$4,553
Earnings per share, basic and diluted	$0.54	$0.57	$0.38

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - January 1, 2011	$116	$96,478	$1,071	$(3,334)	$94,331
Comprehensive income:
Net income			4,401		4,401
Change in unrealized loss on securities available for sale
(net of tax, $35)				68	68
Change in unrecognized loss on securities held to maturity
for which a portion of OTTI has been recognized (net of tax,
$44 and accretion, $5 and amounts recorded into other
comprehensive income at transfer)				84	84
Stock-based compensation expense		167			167

Balance - December 31, 2011	116	96,645	5,472	(3,182)	99,051
Comprehensive income:
Net income			6,569		6,569
Change in unrealized loss on securities available for sale
(net of tax benefit, $90)				(176)	(176)
Change in unrecognized loss on securities held to maturity
for which a portion of OTTI has been recognized (net of tax,
$194 and accretion, $105 and amounts recorded into other
comprehensive income at transfer)				377	377
Dividends on common stock ($.25 per share)			(2,840)		(2,840)
Stock-based compensation expense		195			195

Balance - December 31, 2012	116	96,840	9,201	(2,981)	103,176
Comprehensive income:
Net income			6,258		6,258
Change in unrealized loss on securities available for sale
(net of tax benefit, $127)				(247)	(247)
Change in unrecognized loss on securities held to maturity
for which a portion of OTTI has been recognized (net of tax,
$20 and accretion, $39 and amounts recorded into other
comprehensive income at transfer)				38	38
Dividends on common stock ($.25 per share)			(2,898)		(2,898)
Issuance of common stock under Stock Incentive Plan (400 shares)		3			3
Stock-based compensation expense		284			284

Balance - December 31, 2013	$116	$97,127	$12,561	$(3,190)	$106,614

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	For the Years Ended
	December 31,
	2013	2012	2011

Operating activities:
Net income	$6,258	$6,569	$4,401
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	665	591	540
Amortization of core deposit intangible	467	893	919
Other amortization, net	344	314	33
Accretion of loan discount	(3,507)	(4,127)	(3,272)
Amortization (accretion) of FDIC indemnification asset	483	651	(99)
Provision for loan losses	3,615	6,195	8,492
Earnings on bank-owned life insurance	(592)	(797)	(536)
Stock based compensation expense	284	195	167
Bargain purchase gain on acquisition	-	(3,484)	-
Net gain on sale of available for sale securities	(142)	(274)	-
Gain on sale of loans	-	(657)	(395)
Impairment on securities	3	717	329
Net (gain) loss on other real estate owned	(188)	2,632	297
Provision for deferred income taxes	102	(2,022)	(400)
Net (increase) decrease in other assets	(365)	1,069	1,661
Net increase (decrease) in other liabilities	(1,581)	2,372	1,017
Net cash and cash equivalents provided by operating activities	5,846	10,837	13,154
Investing activities:
Purchases of available for sale securities	-	(5,437)	-
Proceeds from sales of available for sale securities	159	22,914	-
Proceeds from paydowns, maturities and calls of available for sale securities	-	1,318	1,215
Purchases of held to maturity securities	(14,766)	(34,689)	-
Proceeds from paydowns, maturities and calls of held to maturity securities	16,278	12,627	9,911
Loan originations and payments, net	(18,546)	17,301	(49,184)
Proceeds from sale of HarVest loans	-	7,568	-
Proceeds from sale of SBA loans	-	5,713	4,252
Net cash received in HarVest acquisition	-	47,257	-
Purchase of bank-owned life insurance	-	-	(3,000)
Proceeds from cash surrender value of bank-owned life insurance	-	395	-
Net cash received in branch acquisition	-	-	40,400
Net (increase) decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	297	1,608	(303)
Payments received on FDIC indemnification asset	1,017	335	855
Proceeds from sale of other real estate owned	4,187	1,466	2,075
Purchases of bank premises and equipment	(437)	(793)	(522)
Net cash and cash equivalents provided by (used in) investing activities	(11,811)	77,583	5,699
Financing activities:
Net decrease in deposits	(10,618)	(50,602)	(12,391)
Cash dividends paid - common stock	(2,898)	(2,840)	-
Issuance of common stock under Stock Incentive Plan (400 shares)	3
Proceeds from Federal Home Loan Bank advances	-	55,250	-
Repayment of Federal Home Loan Bank advances	-	(71,738)	(5,000)
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	1,134	15,675	(6,172)
Net cash and cash equivalents used in financing activities	(12,379)	(54,255)	(23,563)
Increase (decrease) in cash and cash equivalents	(18,344)	34,165	(4,710)
Cash and cash equivalents at beginning of period	39,200	5,035	9,745
Cash and cash equivalents at end of period	$20,856	$39,200	$5,035
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$4,586	$5,933	$6,139
Income taxes	4,598	2,708	1,435
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	3,044	2,928	12,007
Transfer from covered loans to other real estate owned	4,158	-	82

See accompanying notes to consolidated financial statements.

1.           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations.  Sonabank operates 15 branches in Virginia located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Loudoun County (Middleburg, Leesburg (2), and South Riding), Front Royal, New Market, Richmond, Haymarket and Clifton Forge, and five branches in Maryland (four in Montgomery County and one in Frederick County).

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

A loan is considered impaired when, based on current information and events, it is probable that Southern National will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Goodwill and Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Southern National has selected August 31 as the date to perform the annual goodwill impairment assessment.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Other Real Estate Owned

Assets acquired through or instead of foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, the direct charge-off method is recorded through expense.  Operating costs after acquisition are expensed.

Stock in Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB)

The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. We are also required to own FRB stock with a par value equal to 6% of capital.  FHLB stock and FRB stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Impairment of Long-Lived Assets

Premises and equipment, core deposit intangible assets, the FDIC indemnification asset and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

FDIC Indemnification Asset

The acquisition of Greater Atlantic Bank on December 4, 2009 was accounted for under the acquisition method of accounting, and the assets and liabilities were recorded at their estimated fair values.  The FDIC indemnification asset was measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The indemnification asset represents the present value of cash flows expected to be received from the FDIC for future losses on covered assets based on the expected credit losses estimated for each covered loan or loan pool and the loss sharing percentages at the acquisition date.  Cash flows are discounted at a market-based rate to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC.  The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. We acquired the Greater Atlantic loans in December 2009 and continuously evaluate our estimates of expected losses on these loans.  During 2013, and based on the actual historical losses on the loan pools over the previous 24 month period, expected losses on the acquired Greater Atlantic loans (the covered loans) were lower than previously forecasted which results in a lower expected recovery from the FDIC. As of December 31, 2013, we expect to recover $4.2 million from the FDIC under the indemnification agreement.  The difference between the carrying amount of $5.8 million and the estimated recovery is being amortized over the remaining life of the indemnification agreement or the expected life of the loans, whichever is shorter. There are two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which is a 5 year agreement expiring in December 2014.  Approximately 82% of the remaining assets, as of December 31, 2013, relate to single family assets which are covered under the 10 year agreement. The current overstatement is primarily due to improvements in the loss estimates in the single family covered loans. As we enter the last year of our commercial loss sharing  agreement, there is potential risk that we will not be able to resolve some of the impaired commercial credits and OREO prior to the expiration of the non-single family (5 year) agreement. If this were to occur, we could record additional impairment to our FDIC indemnification asset in addition to the current amortization at the end of fiscal year 2014.

Retirement Plans

Employee 401(k) plan expense is the amount of matching contributions.  Supplemental retirement plan expense allocates the benefits over years of service.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are such matters that will have a material effect on the financial statements.

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

Reclassifications

Certain items in the prior year financial statements were reclassified to conform to the current presentation.  Gains and losses on OREO have been reclassified from noninterest income to noninterest expenses in the Consolidated Statements of Income and Comprehensive Income.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2013.  Southern National and its subsidiary file a consolidated U. S. federal tax return; Sonabank files a Maryland state income tax return and Southern National files a Virginia state income tax return.  These returns are subject to examination by taxing authorities for all years after 2009.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements in the amount of $1.8 million and $1.7 million at December 31, 2013 and 2012, respectively.

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

2.           SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
December 31, 2013	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,302	$-	$(309)	$1,993

	Amortized	Gross Unrealized		Fair
December 31, 2012	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,309	$2	$(22)	$2,289
FHLMC preferred stock	16	86	-	102
Total	$2,325	$88	$(22)	$2,391

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
December 31, 2013	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$25,609	$673	$(294)	$25,988
Residential government-sponsored collateralized mortgage obligations	4,295	2	(349)	3,948
Government-sponsored agency securities	29,971	-	(3,994)	25,977
Obligations of states and political subdivisions	14,388	-	(987)	13,401
Other residential collateralized mortgage obligations	659	-	(12)	647
Trust preferred securities	7,521	939	(2,228)	6,232
	$82,443	$1,614	$(7,864)	$76,193

	Amortized	Gross Unrecognized		Fair
December 31, 2012	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$35,375	$1,559	$-	$36,934
Residential government-sponsored collateralized mortgage obligations	5,444	81	-	5,525
Government-sponsored agency securities	29,983	52	(4)	30,031
Obligations of states and political subdivisions	4,689	1	(69)	4,621
Other residential collateralized mortgage obligations	817	-	(24)	793
Trust preferred securities	7,743	1,422	(2,242)	6,923
	$84,051	$3,115	$(2,339)	$84,827

The amortized cost amounts are net of recognized other than temporary impairment.

During 2013, we sold 55 thousand shares of available for sale FHLMC preferred stock resulting in a gain of $142 thousand. During 2012, we sold $8.2 million of available for sale SBA pooled securities acquired in the Greater Atlantic Bank transaction resulting in a gain of $287 thousand  and $14.4 million available for sale securities acquired in the HarVest acquisition resulting in a loss of $13 thousand. During 2011, we sold no securities.

The fair value and amortized cost, if different, of debt securities as of December 31, 2013 by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in five to ten years	$6,195	$5,899	$-	$-
Due after ten years	45,685	39,711	2,302	1,993
Residential government-sponsored mortgage-backed securities	25,609	25,988	-	-
Residential government-sponsored collateralized mortgage obligations	4,295	3,948	-	-
Other residential collateralized mortgage obligations	659	647	-	-
Total	$82,443	$76,193	$2,302	$1,993

Securities with a carrying amount of approximately $65.3 million and $62.3 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment.  At December 31, 2013 and 2012, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $61.7 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at December 31, 2013.  Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of December 31, 2013. The following tables present information regarding securities in a continuous unrealized loss position as of December 31, 2013 and 2012 (in thousands) by duration of time in a loss position:

December 31, 2013
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$409	$(78)	$1,584	$(231)	$1,993	$(309)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$12,644	$(294)	$-	$-	$12,644	$(294)
Residential government-sponsored collateralized mortgage obligations	2,984	(349)	-	-	2,984	(349)
Government-sponsored agency securities	8,733	(1,250)	17,244	(2,744)	25,977	(3,994)
Obligations of states and political subdivisions	10,327	(588)	3,064	(399)	13,391	(987)
Other residential collateralized mortgage obligations	647	(12)	-	-	647	(12)
Trust preferred securities	-	-	4,070	(2,228)	4,070	(2,228)
	$35,335	$(2,493)	$24,378	$(5,371)	$59,713	$(7,864)

December 31, 2012
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$1,552	$(22)	$-	$-	$1,552	$(22)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Obligations of states and political subdivisions	$4,189	$(69)	$-	$-	$4,189	$(69)
Government-sponsored agency securities	4,996	(4)	-	-	4,996	(4)
Other residential collateralized mortgage obligations	793	(24)	-	-	793	(24)
Trust preferred securities	-	-	4,849	(2,242)	4,849	(2,242)
	$9,978	$(97)	$4,849	$(2,242)	$14,827	$(2,339)

As of December 31, 2013, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Baa3	BBB	$6,592	$5,971	$3,867	16%	$278
MMCF III B	Senior Sub	A3	A-	Ba1	CC	333	327	203	34%	6
						6,925	6,298	4,070		$284

										Cumulative Other	Cumulative
										Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	515	527	41%	626	$359
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,147	56	152	39%	798	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	111	29%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,088	27	227	30%	370	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	566	20%	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,233	30	108	35%	644	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,151	120	471	15%	851	1,180
						14,308	1,223	2,162		$4,310	$8,775

Total						$21,233	$7,521	$6,232

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

Each of these securities has been evaluated for other than temporary impairment (“OTTI”).  In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

●	.5% of the remaining performing collateral will default or defer per annum.
●	Recoveries of 19% with a two year lag on all defaults and deferrals.
●	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
●
Additionally banks with assets over $15 billion will no longer be allowed to count down streamed trust preferred proceeds as Tier 1 capital (although it will still be counted as Tier 2 capital). That will incent the large banks to prepay their trust preferred securities if they can or if it is economically desirable. As a consequence, we have projected in all of our pools that 25% of the collateral issued by banks with assets over $15 billion will prepay in 2014.

●	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized OTTI charges of $3 thousand during 2013 compared to OTTI charges related to credit on the trust preferred securities totaling $717 thousand and $329 thousand for the years ended December 31, 2012 and 2011, respectively.

On January 14, 2014, the three federal banking agencies released their interim final rule regarding the Volcker Rule and its impact on trust preferred CDO’s. They issued a non-exclusive list of CDO’s backed by trust preferred securities that depository institutions will be permitted to continue to hold.  All of the trust preferred securities that we own are on this list; as a result, we are not required to sell our investments in pooled trust preferred securities.

The following table presents a roll forward of the credit losses recognized in earnings for the periods ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,994	$8,277	$8,002
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	3	717	329
Reductions due to realized losses	(86)	-	(54)
Amount of cumulative other-than-temporary impairment related to credit loss as of December 31	$8,911	$8,994	$8,277

Changes in accumulated other comprehensive income by component for the year ended December 31, 2013 are shown in the table below.  All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
For the year ended December 31, 2013	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$44	$(3,025)	$(2,981)
Other comprehensive income/(loss) before reclassifications	(153)	38	(115)
Amounts reclassified from accumulated other comprehensive income/(loss)	(94)	-	(94)
Net current-period other comprehensive income/(loss)	(247)	38	(209)
Ending balance	$(203)	$(2,987)	$(3,190)

3.           LOANS

Loans, net of unearned income, consist of the following at year end (in thousands):

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	December 31, 2013			December 31, 2012
Loans secured by real estate:
Commercial real estate - owner-occupied	$1,603	$106,225	$107,828	$4,143	$93,288	$97,431
Commercial real estate - non-owner-occupied	5,829	150,008	155,837	10,246	130,152	140,398
Secured by farmland	100	508	608	-	1,479	1,479
Construction and land loans	1	39,068	39,069	1,261	44,946	46,207
Residential 1-4 family	16,631	66,482	83,113	21,005	61,319	82,324
Multi- family residential	585	21,496	22,081	614	18,774	19,388
Home equity lines of credit	25,769	6,431	32,200	31,292	9,178	40,470
Total real estate loans	50,518	390,218	440,736	68,561	359,136	427,697

Commercial loans	1,097	104,284	105,381	2,672	99,081	101,753
Consumer loans	81	1,308	1,389	88	1,623	1,711
Gross loans	51,696	495,810	547,506	71,321	459,840	531,161

Less deferred fees on loans	5	(1,453)	(1,448)	7	(1,017)	(1,010)
Loans, net of deferred fees	$51,701	$494,357	$546,058	$71,328	$458,823	$530,151

(1) Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.” Non-covered loans included $38.9 million of loans acquired in the HarVest acquisition.

Accretable discount on the acquired covered loans and the HarVest loans was $8.9 million and $11.7 million at December 31, 2013 and 2012, respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

December 31, 2013	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$745	$844	$-	$7,476	$7,476	$-	$8,221	$8,320	$-
Commercial real estate - non-owner occupied (2)	2,145	2,486	-	359	449	-	2,504	2,935	-
Construction and land development	-	-	-	2,107	2,307	-	2,107	2,307	-
Commercial loans	-	-	-	3,155	3,631	-	3,155	3,631	-
Residential 1-4 family (4)	1,220	1,439	-	5,358	5,358	-	6,578	6,797	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$4,110	$4,769	$-	$18,455	$19,221	$-	$22,565	$23,990	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$400	$500	$192	$400	$500	$192
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	1,718	2,518	325	1,718	2,518	325
Residential 1-4 family (4)	-	-	-	2,637	2,637	200	2,637	2,637	200
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$4,755	$5,655	$717	$4,755	$5,655	$717
Grand total	$4,110	$4,769	$-	$23,210	$24,876	$717	$27,320	$29,645	$717

(1) Recorded investment is after cumulative prior charge offs of $1.4 million. These loans also have aggregate SBA guarantees of $2.4 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.
(4) Includes home equity lines of credit.

December 31, 2012	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$138	$234	$-	$3,318	$3,507	$-	$3,456	$3,741	$-
Commercial real estate - non-owner occupied (2)	2,114	3,543	-	1,705	2,010	-	3,819	5,553	-
Construction and land development	1,108	1,852	-	2,981	3,787	-	4,089	5,639	-
Commercial loans	212	359	-	5,212	5,769	-	5,424	6,128	-
Residential 1-4 family (4)	1,555	1,805	-	3,368	3,921	-	4,923	5,726	-
Other consumer loans	-		-	-	-	-	-	-	-

Total	$5,127	$7,793	$-	$16,584	$18,994	$-	$21,711	$26,787	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$137	$237	$137	$137	$237	$137
Commercial real estate - non-owner occupied (2)	-	-	-	1,177	1,177	260	1,177	1,177	260
Construction and land development	-	-	-	-	-		-	-	-
Commercial loans	-	-	-	-	-		-	-	-
Residential 1-4 family (4)	-	-	-	5,791	5,791	440	5,791	5,791	440
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$7,105	$7,205	$837	$7,105	$7,205	$837
Grand total	$5,127	$7,793	$-	$23,689	$26,199	$837	$28,816	$33,992	$837

(1) Recorded investment is after cumulative prior charge offs of $4.7 million. These loans also have aggregate SBA guarantees of $2.6 million.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.
(4) Includes home equity lines of credit.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the years ended December 31, 2013, 2012 and 2011 (in thousands):
Year ended 12/31/13	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$770	$55	$6,456	$439	$7,226	$494
Commercial real estate - non-owner occupied (1)	2,274	134	370	38	2,644	172
Construction and land development	-	-	1,181	-	1,181	-
Commercial loans	-	-	1,811	66	1,811	66
Residential 1-4 family (2)	1,229	47	5,534	347	6,763	394
Other consumer loans	-	-	-	-	-	-

Total	$4,273	$236	$15,352	$890	$19,625	$1,126

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$123	$17	$123	$17
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	1,875	-	1,875	-
Residential 1-4 family (2)	-	-	2,618	127	2,618	127
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,616	$144	$4,616	$144
Grand total	$4,273	$236	$19,968	$1,034	$24,241	$1,270

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Year ended 12/31/12	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$134	$19	$724	$39	$858	$58
Commercial real estate - non-owner occupied (1)	2,101	62	1,942	39	4,043	101
Construction and land development	1,087	101	3,158	95	4,245	196
Commercial loans	210	23	3,836	132	4,046	155
Residential 1-4 family (2)	1,183	29	1,230	49	2,413	78
Other consumer loans	-	-	-	-	-	-

Total	$4,715	$234	$10,890	$354	$15,605	$588

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$270	$21	$270	$21
Commercial real estate - non-owner occupied (1)	-	-	1,345	102	1,345	102
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Residential 1-4 family (2)	-	-	1,783	90	1,783	90
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,398	$213	$3,398	$213
Grand total	$4,715	$234	$14,288	$567	$19,003	$801

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Year ended 12/31/11	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$187	$19	$2,708	$192	$2,895	$211
Commercial real estate - non-owner occupied (1)	1,788	84	3,294	180	5,082	264
Construction and land development	1,080	103	4,361	241	5,441	344
Commercial loans	216	23	6,980	421	7,196	444
Residential 1-4 family (2)	654	16	287	8	941	24
Other consumer loans	-	-	-	-	-	-

Total	$3,925	$245	$17,630	$1,042	$21,555	$1,287

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	965	30	965	30
Commercial loans	-	-	344	40	344	40
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$1,309	$70	$1,309	$70
Grand total	$3,925	$245	$18,939	$1,112	$22,864	$1,357

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2013 and 2012 (in thousands):

December 31, 2013	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$1,603	$1,603
Commercial real estate - non-owner occupied (1)	503	-	-	503	245	5,766	6,514
Construction and land development	-	-	-	-	-	1	1
Commercial loans	-	-	-	-	-	1,097	1,097
Residential 1-4 family (2)	41	-	-	41	1,377	40,982	42,400
Other consumer loans	-	-	-	-	-	81	81

Total	$544	$-	$-	$544	$1,622	$49,530	$51,696

Non-covered loans:
Commercial real estate - owner occupied	$708	$283	$-	$991	$-	$105,234	$106,225
Commercial real estate - non-owner occupied (1)	359	-	-	359	-	171,653	172,012
Construction and land development	8	3	-	11	2,107	36,950	39,068
Commercial loans	522	968	-	1,490	3,070	99,724	104,284
Residential 1-4 family (2)	957	98	-	1,055	2,637	69,221	72,913
Other consumer loans	14	-	-	14	-	1,294	1,308

Total	$2,568	$1,352	$-	$3,920	$7,814	$484,076	$495,810

Total loans:
Commercial real estate - owner occupied	$708	$283	$-	$991	$-	$106,837	$107,828
Commercial real estate - non-owner occupied (1)	862	-	-	862	245	177,419	178,526
Construction and land development	8	3	-	11	2,107	36,951	39,069
Commercial loans	522	968	-	1,490	3,070	100,821	105,381
Residential 1-4 family (2)	998	98	-	1,096	4,014	110,203	115,313
Other consumer loans	14	-	-	14	-	1,375	1,389

Total	$3,112	$1,352	$-	$4,464	$9,436	$533,606	$547,506

December 31, 2012	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$373	$-	$-	$373	$-	$3,770	$4,143
Commercial real estate - non-owner occupied (1)	151	2,321	-	2,472	-	8,388	10,860
Construction and land development	72	-	-	72	51	1,138	1,261
Commercial loans	143	-	-	143	1,963	566	2,672
Residential 1-4 family (2)	257	-	-	257	1,555	50,485	52,297
Other consumer loans	-	-	-	-	-	88	88

Total	$996	$2,321	$-	$3,317	$3,569	$64,435	$71,321

Non-covered loans:
Commercial real estate - owner occupied	$2,025	$-	$-	$2,025	$580	$90,683	$93,288
Commercial real estate - non-owner occupied (1)	861	-	-	861	626	148,918	150,405
Construction and land development	35	-	-	35	1,484	43,427	44,946
Commercial loans	1,164	191	-	1,355	4,469	93,257	99,081
Residential 1-4 family (2)	3,586	2,888	-	6,474	469	63,554	70,497
Other consumer loans	150	-	-	150	-	1,473	1,623

Total	$7,821	$3,079	$-	$10,900	$7,628	$441,312	$459,840

Total loans:
Commercial real estate - owner occupied	$2,398	$-	$-	$2,398	$580	$94,453	$97,431
Commercial real estate - non-owner occupied (1)	1,012	2,321	-	3,333	626	157,306	161,265
Construction and land development	107	-	-	107	1,535	44,565	46,207
Commercial loans	1,307	191	-	1,498	6,432	93,823	101,753
Residential 1-4 family (2)	3,843	2,888	-	6,731	2,024	114,039	122,794
Other consumer loans	150	-	-	150	-	1,561	1,711

Total	$8,817	$5,400	$-	$14,217	$11,197	$505,747	$531,161

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Activity in the allowance for non-covered loan and lease losses by class of loan for the years ended December 31, 2013, 2012 and 2011 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Year ended December 31, 2013	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967
Charge offs	-	(199)	(650)	(2,286)	(776)	(144)	-	(4,055)
Recoveries	13	146	7	204	129	4	-	503
Provision	(131)	(436)	741	2,769	786	161	(266)	3,624
Ending balance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039

Year ended December 31, 2012
Allowance for loan losses:
Beginning balance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295
Charge offs	(250)	(1,081)	(2,119)	(1,676)	(1,071)	(9)	-	(6,206)
Recoveries	-	261	13	334	85	9		702
Provision	555	1,283	1,709	1,225	1,128	(9)	285	6,176
Ending balance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967

Year ended December 31, 2011
Allowance for loan losses:
Beginning balance	$562	$1,265	$326	$2,425	$999	$9	$13	$5,599
Charge offs	(113)	(1,050)	(460)	(3,975)	(2,341)	(56)	-	(7,995)
Recoveries	3	6	5	128	54	3	-	199
Provision	175	790	1,496	3,649	2,309	86	(13)	8,492
Ending balance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Activity in the allowance for covered loan and lease losses by class of loan for the years ended December 31, 2013 and 2012 is summarized below (in thousands).  There was no allowance for loan and lease losses for covered loans recorded in prior years.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Year ended December 31, 2013	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$45	$-	$43	$-	$11	$-	$99
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	(35)	-	(4)	-	(39)
Provision	-	-	-	(8)	-	(1)	-	(9)
Ending balance	$-	$45	$-	$-	$-	$6	$-	$51

Year ended December 31, 2012
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	36	-	35	-	9	-	80
Provision	-	9	-	8	-	2	-	19
Ending balance	$-	$45	$-	$43	$-	$11	$-	$99

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.
(3) Includes home equity lines of credit.

The following table presents the balance in the allowance for non-covered loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of December 31, 2013 and 2012 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
December 31, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$192	$-	$-	$325	$200	$-	$-	$717
Collectively evaluated for impairment	622	985	1,068	2,472	1,102	54	19	6,322
Total ending allowance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039

Loans:
Individually evaluated for impairment	$7,876	$359	$2,107	$4,873	$7,995	$-	$-	$23,210
Collectively evaluated for impairment	98,349	171,653	36,961	99,411	64,918	1,308	-	472,600
Total ending loan balances	$106,225	$172,012	$39,068	$104,284	$72,913	$1,308	$-	$495,810

December 31, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$137	$260	$-	$-	$440	$-	$-	$837
Collectively evaluated for impairment	795	1,214	970	2,110	723	33	285	6,130
Total ending allowance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967

Loans:
Individually evaluated for impairment	$3,455	$2,882	$2,981	$5,212	$9,159	$-	$-	$23,689
Collectively evaluated for impairment	89,833	147,523	41,965	93,869	61,338	1,623	-	436,151
Total ending loan balances	$93,288	$150,405	$44,946	$99,081	$70,497	$1,623	$-	$459,840

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

The following table presents the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of December 31, 2013 and 2012 (in thousands).

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
December 31, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	45	-	-	-	6	-	51
Total ending allowance	$-	$45	$-	$-	$-	$6	$-	$51

Loans:
Individually evaluated for impairment	$745	$2,145	$-	$-	$1,220	$-	$-	$4,110
Collectively evaluated for impairment	858	4,369	1	1,097	41,180	81	-	47,586
Total ending loan balances	$1,603	$6,514	$1	$1,097	$42,400	$81	$-	$51,696

December 31, 2012
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	45	-	43	-	11	-	99
Total ending allowance	$-	$45	$-	$43	$-	$11	$-	$99

Loans:
Individually evaluated for impairment	$138	$2,114	$1,108	$212	$1,555	$-	$-	$5,127
Collectively evaluated for impairment	4,005	8,746	153	2,460	50,742	88	-	66,194
Total ending loan balances	$4,143	$10,860	$1,261	$2,672	$52,297	$88	$-	$71,321

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.
108

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

As of December 31, 2013 and 2012, loans modified in troubled debt restructurings were as follows:

	December 31, 2013	December 31, 2012
Residential 1-4 family	$5,225	$2,830
Commercial real estate - owner occupied	708	-
Construction and land loans	-	1,497

Total troubled debt restructurings	$5,933	$4,327

We refinanced 15 loans to one borrower totaling $5.9 million secured by single family 1-4 residential properties with a loan in the amount of $5.2 million secured by a first deed of trust on the properties and a loan in the amount of $663 thousand secured by a second deed of trust on the properties which was charged off as of December 31, 2013.  There is no commitment to lend additional funds to this borrower.

As of December 31, 2013, we had one commercial real estate owner-occupied loan modified in a troubled debt restructuring with an unpaid principal balance of $708 thousand which was restructured by reducing the principal portion of the contractual principal and interest payment without modifying the interest rate.  This loan is 30-59 days delinquent as of December 31, 2013. There is no additional commitment to lend to this borrower.

During the year ended December 31, 2012, we modified three residential 1-4 family mortgage loans in troubled debt restructurings with unpaid principal balances totaling $2.8 million and one construction and land loan with an unpaid principal balance of $1.5 million.

All of these loans were restructured by reducing the interest rates and modifying other terms. The unpaid principal balance did not change. These loans continue to accrue interest, and these loans have not defaulted subsequent to restructuring. There is no additional commitment to lend to these four borrowers.  None of these loans defaulted during 2012.

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

As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

December 31, 2013	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$745	$858	$1,603	$802	$7,876	$97,547	$106,225	$9,423	$98,405	$107,828
Commercial real estate - non-owner occupied (2)	2,145	4,369	6,514	-	359	171,653	172,012	2,504	176,022	178,526
Construction and land development	-	1	1	618	2,107	36,343	39,068	2,725	36,344	39,069
Commercial loans	-	1,097	1,097	31	4,873	99,380	104,284	4,904	100,477	105,381
Residential 1-4 family (4)	1,220	41,180	42,400	176	7,995	64,742	72,913	9,391	105,922	115,313
Other consumer loans	-	81	81	-	-	1,308	1,308	-	1,389	1,389

Total	$4,110	$47,586	$51,696	$1,627	$23,210	$470,973	$495,810	$28,947	$518,559	$547,506

December 31, 2012	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$138	$4,005	$4,143	$821	$3,455	$89,012	$93,288	$4,414	$93,017	$97,431
Commercial real estate - non-owner occupied (2)	2,114	8,746	10,860	-	2,882	147,523	150,405	4,996	156,269	161,265
Construction and land development	1,108	153	1,261	-	2,981	41,965	44,946	4,089	42,118	46,207
Commercial loans	212	2,460	2,672	32	5,212	93,837	99,081	5,456	96,297	101,753
Residential 1-4 family (4)	1,555	50,742	52,297	-	9,159	61,338	70,497	10,714	112,080	122,794
Other consumer loans	-	88	88	-	-	1,623	1,623	-	1,711	1,711

Total	$5,127	$66,194	$71,321	$853	$23,689	$435,298	$459,840	$29,669	$501,492	$531,161

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) Includes SBA guarantees of $2.4 million and $2.6 million as of December 31, 2013 and 2012, respectively.
(4) Includes home equity lines of credit.

Purchased Loans

The following table presents the carrying amount of covered purchased impaired and non-impaired loans from the Greater Atlantic Bank acquisition as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Purchased	Purchased		Purchased	Purchased
	Impaired	Non-impaired		Impaired	Non-impaired
	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate	$1,315	$6,802	$8,117	$1,977	$13,026	$15,003
Construction and land development	-	1	1	1,108	153	1,261
Commercial loans	207	890	1,097	212	2,460	2,672
Residential 1-4 family	-	42,400	42,400	-	52,297	52,297
Other consumer loans	-	81	81	-	88	88

Total	$1,522	$50,174	$51,696	$3,297	$68,024	$71,321

Changes in the carrying amount and accretable yield for covered purchased impaired and non-impaired loans from the Greater Atlantic acquisition were as follows for the years ended December 31, 2013 and 2012 (in thousands):

	December 31, 2013				December 31, 2012
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at beginning of period	$-	$3,297	$8,001	$68,024	$-	$3,252	$8,785	$79,336
Additions	-	-	-	-	-	255	-	-
Accretion	-	-	(1,656)	1,656	-	-	(2,627)	2,627
Reclassifications from nonaccretable balance	-	-	521	-	-	-	1,843	-
Adjustment-transfer to
OREO	-	(1,654)	(12)	(2,327)	-	-	-	-
Payments received	-	(121)	-	(17,179)	-	(210)	-	(13,939)
Balance at end of period	$-	$1,522	$6,854	$50,174	$-	$3,297	$8,001	$68,024

The following table presents the carrying amount of non-covered purchased impaired and non-impaired loans from the HarVest acquisition as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Purchased	Purchased		Purchased	Purchased
	Impaired	Non-impaired		Impaired	Non-impaired
	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate	$358	$15,285	$15,643	$382	$23,756	$24,138
Construction and land development	629	5,312	5,941	648	3,301	3,949
Commercial loans	-	4,362	4,362	-	6,214	6,214
Residential 1-4 family	870	12,045	12,915	882	16,803	17,685
Other consumer loans	-	8	8	-	16	16

Total	$1,857	$37,012	$38,869	$1,912	$50,090	$52,002

Changes in the carrying amount and accretable yield for non-covered purchased impaired and non-impaired loans from the HarVest acquisition were as follows for the years ended December 31, 2013 and 2012 (in thousands):

	December 31, 2013				December 31, 2012
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at beginning of period	$-	$1,912	$3,659	$50,090	$-	$-	$-	$-
Additions	-	-	-	-	-	1,935	4,376	63,031
Accretion	-	-	(1,533)	1,533	-	-	(717)	717
Reclassifications from nonaccretable balance	-	-	-	-	-	-	-	-
Adjustment-short sale			(39)	39
Payments received	-	(55)		(14,650)	-	(23)	-	(13,658)
Balance at end of period	$-	$1,857	$2,087	$37,012	$-	$1,912	$3,659	$50,090

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$1,993	$-	$1,993	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,289	$-	$2,289	$-
FHLMC preferred stock	102	102	-	-
Total available-for-sale securities	$2,391	$102	$2,289	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 10.97% to 14.97% at December 31, 2013.   The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 9.67% to 13.55% at December 31, 2012. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the year ended December 31, 2013.  The assumptions used in the analysis included a 4.3% prepayment speed, 8.9% default rate, a 51% loss severity and an accounting yield of 1.38%.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by appraisals or other valuation which is then adjusted for the cost related to liquidation of the collateral.  Discounts have predominantly been in the range of 0% to 10%. In some cases liquidation expenses may be netted from the appraised value which may result in a 0% discount. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $23.2 million (including SBA guarantees of $2.4 million and HarVest loans of $359 thousand) as of December 31, 2013 with an allocated allowance for loan losses totaling $717 thousand compared to a carrying amount of $23.7 million (including SBA guarantees of $2.6 million) with an allocated allowance for loan losses totaling $837 thousand at December 31, 2012.  Charge offs related to the impaired loans at December 31, 2013 totaled $1.2 million for the year ended December 31, 2013 compared to $2.6 million and $3.8 million for the years ended December 31, 2012 and 2011, respectively.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell.  Discounts have predominantly been in the range of 0% to 6.6%. In some cases liquidation expenses may be netted from the appraised value which may result in a 0% discount. OREO is further evaluated quarterly for any additional impairment.  Fair value is classified as Level 3 in the fair value hierarchy.  At December 31, 2013, the total amount of OREO was $11.8 million, of which $9.6 million was non-covered (including $509 thousand acquired from HarVest) and $2.2 million was covered.

At December 31, 2012, the total amount of OREO was $13.8 million, of which $13.2 million was non-covered and $636 thousand was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	7,684			7,684
Commercial real estate - non-owner occupied (1)	359			359
Construction and land development	2,107			2,107
Commercial loans	4,548			4,548
Residential 1-4 family	7,795			7,795
Impaired covered loans:
Commercial real estate - owner occupied	745			745
Commercial real estate - non-owner occupied (1)	2,145			2,145
Residential 1-4 family	1,220			1,220
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	6,066			6,066
Residential 1-4 family	1,710			1,710
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial real estate - non-owner occupied (1)	1,450			1,450
Commercial	79			79
Residential 1-4 family	127			127

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$3,318			$3,318
Commercial real estate - non-owner occupied (1)	2,622			2,622
Construction and land development	2,981			2,981
Commercial loans	5,212			5,212
Residential 1-4 family	8,719			8,719
Impaired covered loans:
Commercial real estate - owner occupied	138			138
Commercial real estate - non-owner occupied (1)	2,114			2,114
Construction and land development	1,108			1,108
Commercial loans	212			212
Residential 1-4 family	1,555			1,555
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	6,484			6,484
Residential 1-4 family	4,913			4,913
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial	79			79

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		December 31, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$20,856	$20,856	$39,200	$39,200
Securities available for sale	See previous table	1,993	1,993	2,391	2,391
Securities held to maturity	Level 2 & Level 3	82,443	76,193	84,051	84,827
Stock in Federal Reserve Bank and Federal
Home Loan Bank	n/a	5,915	n/a	6,212	n/a
Net non-covered loans	Level 3	487,318	493,472	451,757	457,906
Net covered loans	Level 3	51,650	57,564	71,328	77,976
Accrued interest receivable	Level 2 & Level 3	2,186	2,186	2,455	2,455
FDIC indemnification asset	Level 3	5,804	4,220	6,735	6,735
Financial liabilities:
Demand deposits	Level 1	68,940	68,940	72,418	72,418
Money market and savings accounts	Level 1	147,854	147,854	172,851	172,851
Certificates of deposit	Level 3	323,565	324,733	305,708	308,160
Securities sold under agreements to repurchase and other short-term borrowings	Level 1	34,545	34,545	33,411	33,411
FHLB advances	Level 3	30,250	31,168	30,250	31,380
Accrued interest payable	Level 1 & Level 3	341	341	258	258

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

5.           BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Land	$1,520	$1,520
Building and improvements	3,347	3,347
Leasehold improvements	2,167	2,062
Furniture and equipment	3,536	3,205
	10,570	10,134
Less accumulated depreciation and amortization	4,246	3,582
Bank premises and equipment, net	$6,324	$6,552

Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2013 are as follows (in thousands):

2014	$1,892
2015	1,674
2016	973
2017	952
2018	703
Thereafter	1,178
$7,372

The leases contain options to extend for periods of 2 to 6 years. Rental expense for 2013, 2012 and 2011 was $2.0 million, $1.9 million and $1.5 million, respectively.

6.           GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant.  Goodwill is primarily related to the 2006 acquisition of 1st Service Bank.  Our annual assessment timing is during the third calendar quarter.    For the 2013 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and that it was not necessary to perform the two-step test pursuant to ASC 350-20. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics.  No impairment was indicated in 2013 or 2012.

The balance of goodwill as of December 31, 2013 and 2012 was $9.2 million.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end (in thousands):
	December 31, 2013
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Amortizable core deposit intangibles	$6,715	$(5,902)	$813

	December 31, 2012
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Amortizable core deposit intangibles	$6,715	$(5,435)	$1,280

Estimated amortization expense of intangibles for the years ended December 31 follows (in thousands):

Estimated amortization expense of intangibles for the years ended December 31,

2014	$181
2015	166
2016	124
2017	98
2018	89
Thereafter	155
$813

7.           FDIC INDEMNIFICATION ASSET

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
	2013	2012
Balance as of January 1	$6,735	$7,537
Payments from FDIC	(1,017)	(335)
Reforecasting adjustment (1)	569	184
Accretion (amortization)	(483)	(651)
Balance as of December 31	$5,804	$6,735

(1)	Represents an increase in the carrying value of the indemnification asset resulting from increased reforecasted losses in individual covered loans and covered loan pools.

During 2013, we completed an updated assessment of expected losses on the covered loans for purposes of estimating the FDIC indemnification asset.  As of December 31, 2013, we expect to recover $4.2 million from the FDIC under the indemnification agreement.  The difference between the carrying amount of $5.8 million and the estimated recovery is being amortized over the remaining life of the indemnification agreement or the expected life of the loans, whichever is shorter.

There are two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which is a 5 year agreement expiring in December 2014.  Approximately 82% of the remaining assets, as of December 31, 2013, relate to single family assets which are covered under the 10 year agreement. The current overstatement is primarily due to improvements in the loss estimates in the single family covered loans. As we enter the last year of our commercial loss sharing  agreement, there is potential risk that we will not be able to resolve some of the impaired commercial credits and OREO prior to the expiration of the non-single family (5 year) agreement. If this were to occur, we could record additional impairment to our FDIC indemnification asset in addition to the current amortization at the end of fiscal year 2014.

8.           DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2013 and 2012 was $202.3 million and $182.8 million, respectively.  At December 31, 2013, the scheduled maturities of time deposits are as follows (in thousands):

2014	$178,114
2015	113,338
2016	27,912
2017	2,284
2018	1,917
$323,565

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2013 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$29,647	$29,609	$59,573	$83,492	$202,321

As of December 31, 2013, we had brokered certificates of deposit in the amount of $30.0 million and brokered money market deposits of $10.2 million. At December 31, 2012, we had no brokered certificates of deposit, and we had brokered money market deposits of $10.2 million.

9.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (FHLB) overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase that mature within one year, which are secured transactions with customers or broker/dealers.  Other short-term borrowings consist of the following (in thousands):
	2013	2012	2011

FHLB overnight advances	$-	$-	$3,500
Other short-term FHLB advances maturing 1/14/2013	-	20,000	-
Other short-term FHLB advances maturing 1/27/2014	20,000	-	-
Other short-term FHLB advances maturing 7/25/2014	5,250	-	-
Securities sold under agreements to repurchase	14,545	13,411	14,236
Total	$39,795	$33,411	$17,736

Weighted average interest rate at year end	0.38%	0.37%	0.62%

For the periods ended December 31, 2013, 2012 and 2011:
Average outstanding balance	$17,259	$20,353	$20,472
Average interest rate during the year	0.60%	0.59%	0.74%

Maximum month-end outstanding balance	$39,795	$33,411	$34,652

Investment securities in the amount of $23.3 million and $21.8 million were pledged as collateral for securities sold under agreements to repurchase at December 31, 2013 and 2012, respectively.

10.        FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the Federal Home Loan Bank were as follows (in thousands):

	2013	2012

FHLB fixed rate advance maturing July 2014 with a rate of 0.42%	-	5,250
FHLB fixed rate advance maturing June 2016 with a rate of 1.78%	5,000	5,000
FHLB fixed rate advance maturing June 2016 with a rate of 1.78%	5,000	5,000
FHLB fixed rate advance maturing June 2016 with a rate of 2.08%	5,000	5,000
FHLB fixed rate advance maturing June 2016 with a rate of 2.03%	5,000	5,000
FHLB fixed rate advance maturing June 2017 with a rate of 2.26%	5,000	5,000

Total FHLB advances	$25,000	$30,250

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity.  Residential 1-4 family mortgage loans in the amount of approximately $45.1 million and $51.8 million were pledged as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) advances as of December 31, 2013 and 2012, respectively.  Home equity lines of credit (HELOCs) in the amount of approximately $27.8 million and $33.5 million were pledged as collateral for FHLB advances at December 31, 2013 and 2012, respectively. Commercial mortgage loans in the amount of approximately $107.2 million and $109.8 million were pledged as collateral for FHLB advances as of December 31, 2013 and 2012, respectively. Investment securities in the amount of $35.8 million and $41.3 million were pledged as collateral for FHLB advances at December 31, 2013 and 2012, respectively.

At December 31, 2013, Sonabank had available collateral to borrow an additional $95.8 million from the FHLB.

11.           INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012 (in thousands):
	2013	2012

Deferred tax assets:
Allowance for loan losses	$2,453	$2,092
Organization costs	154	181
Unearned loan fees and other	501	349
Net operating loss carryover	92	298
Other real estate owned write-downs	1,009	1,214
FDIC loss share	2,613	3,508
Other than temporary impairment charge	2,435	2,903
Net unrealized loss on securities available for sale	1,636	1,529
Other	630	459
Total deferred tax assets	11,523	12,533
Deferred tax liabilities:
FDIC indemnification asset	2,008	2,329
FDIC gain	443	886
Purchase accounting	562	851
Depreciation	229	293

Total deferred tax liabilities	3,242	4,359
Net deferred tax assets	$8,281	$8,174

No valuation allowance was deemed necessary on deferred tax assets in 2013, 2012 or 2011.  Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that Southern National will generate the necessary taxable income in future periods.

At December 31, 2013, Southern National had net operating loss carryforwards of approximately $267 thousand which expire in 2026. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2013, 2012 or 2011.  Southern National and its subsidiary file a consolidated U. S. federal tax return, and Southern National files a Virginia state income tax return.  Sonabank files a Maryland state income tax return. These returns are subject to examination by taxing authorities for all years after 2009.

The provision for income taxes consists of the following for the years ended December 31, 2013, 2012 and 2011 (in thousands):
	2013	2012	2011

Current tax expense
Federal	$2,852	$5,016	$2,049
State	82	121	43
Total current tax expense	2,934	5,137	2,092

Deferred tax benefit
Federal	102	(1,965)	(388)
State	-	(57)	(12)
Total deferred tax expense (benefit)	102	(2,022)	(400)

Total income tax expense	$3,036	$3,115	$1,692

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 34% to pretax income for the years ended December 31, 2013, 2012 and 2011 due to the following (in thousands):

	2013	2012	2011

Computed expected tax expense at statutory rate	$3,160	$3,293	$2,072
Reduction in tax expense resulting from:
Income from bank-owned life insurance	(202)	(271)	(460)
Other, net	78	93	80

Income tax expense	$3,036	$3,115	$1,692

12.           EMPLOYEE BENEFITS

Southern National has a 401(k) plan that allows employees to make pre-tax contributions for retirement.  The 401(k) plan provides for discretionary matching contributions by Southern National.  Expense for 2013, 2012 and 2011 was $115 thousand, $78 thousand and $78 thousand, respectively.

A deferred compensation plan that covers two executive officers was established in 2007.  Under the plan, the Bank pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest over 10 years, beginning with the individual’s retirement.  A liability is accrued for the obligation under these plans.  The expense incurred for the deferred compensation in 2013, 2012 and 2011 was $225 thousand, $234 thousand and $223 thousand, respectively. The deferred compensation liability was $1.3 million and $1.1 million as of December 31, 2013 and 2012, respectively.

13.          STOCK-BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees.  As of December 31, 2013, options to purchase an aggregate of 302,500 shares of common stock were outstanding and no shares remained available for issuance. The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options.  The purpose of the plan is to afford key employees an incentive to remain in the employ of Southern National and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in Southern National’s future success.  Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date.  The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

Southern National granted 121,250 options during 2013. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model.  The following weighted-average assumptions were used to value options granted in the years indicated:
	2013	2012	2011
Dividend yield	0.00%	0.00%	0.00%
Expected life	10 years	10 years	10 years
Expected volatility	34.21%	35.64%	46.13%
Risk-free interest rate	2.42%	1.65%	3.34%
Weighted average fair value per option granted	$3.58	$3.63	$4.39
Dividend yield	1.29%	0.00%	0.00%

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

A summary of the activity in the stock option plan for 2013 follows:
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	512,825	$7.98
Granted	121,250	9.19
Forfeited	(2,600)	7.76
Exercised	(400)	6.90
Options outstanding, end of period	631,075	$8.21	6.0	$1,149

Vested or expected to vest	631,075	$8.21	6.0	$1,149

Exercisable at end of period	304,375	$8.36	3.5	$558

Stock-based compensation expense was $284 thousand, $195 thousand and $167 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, unrecognized compensation expense associated with stock options was $927 thousand which is expected to be recognized over a weighted average period of 3.6 years.

14.           FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $6.9 million and $10.3 million as of December 31, 2013 and 2012, respectively.

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

At December 31, 2013 and 2012, we had unfunded lines of credit and undisbursed construction loan funds totaling $105.8 million and $82.5 million, respectively. We had no approved loan commitments as of December 31, 2013 and 2012.  Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

 15.           EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2013, 2012 and 2011 (in thousands, except per share data):
		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2013
Basic EPS	$6,258	11,590	$0.54
Effect of dilutive stock options and warrants		37	-
Diluted EPS	$6,258	11,627	$0.54

For the year ended December 31, 2012
Basic EPS	$6,569	11,590	$0.57
Effect of dilutive stock options and warrants	-	6	-
Diluted EPS	$6,569	11,596	$0.57

For the year ended December 31, 2011
Basic EPS	$4,401	11,590	$0.38
Effect of dilutive stock options and warrants	-	1	-
Diluted EPS	$4,401	11,591	$0.38

There were 676,463 anti-dilutive options and warrants during 2013. There were 589,361 anti-dilutive options and warrants during 2012, and there were 558,981 anti-dilutive options and warrants during 2011.

16.           REGULATORY MATTERS

Southern National and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  At December 31, 2013 and 2012, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for prompt corrective action.

Quantitative measures established by regulation to ensure capital adequacy require Southern National to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2013, that Southern National meets all capital adequacy requirements to which it is subject.

The capital amounts and ratios for Southern National and Sonabank at year end are presented in the following table (in thousands):
			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2013
Southern National
Tier 1 risk-based capital ratio	$99,700	18.56%	$21,489	4.00%	$32,234	6.00%
Total risk-based capital ratio	106,406	19.81%	42,978	8.00%	53,723	10.00%
Leverage ratio	99,700	14.22%	28,038	4.00%	35,048	5.00%
Sonabank
Tier 1 risk-based capital ratio	$98,958	18.43%	$21,478	4.00%	$32,217	6.00%
Total risk-based capital ratio	105,660	19.68%	42,956	8.00%	53,695	10.00%
Leverage ratio	98,958	14.12%	28,027	4.00%	35,034	5.00%

2012
Southern National
Tier 1 risk-based capital ratio	$95,539	18.33%	$20,853	4.00%	$31,280	6.00%
Total risk-based capital ratio	102,048	19.57%	41,707	8.00%	52,133	10.00%
Leverage ratio	95,539	13.69%	27,908	4.00%	34,884	5.00%
Sonabank
Tier 1 risk-based capital ratio	$94,754	18.18%	$20,842	4.00%	$31,264	6.00%
Total risk-based capital ratio	101,260	19.43%	41,685	8.00%	52,106	10.00%
Leverage ratio	94,754	13.59%	27,896	4.00%	34,871	5.00%

Southern National’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  During 2014, the Bank could, without prior approval, declare dividends of approximately $12.9 million plus any 2014 net profits retained to the date of the dividend declaration.

17.           FDIC-ASSISTED ACQUISITION

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

18.           PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Southern National Bancorp of Virginia, Inc. follows (in thousands):

CONDENSED BALANCE SHEETS
DECEMBER 31,

	2013	2012

ASSETS
Cash	$465	$515
Investment in subsidiary	105,872	102,391
Other assets	277	270
Total assets	$106,614	$103,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock	$116	$116
Additional paid in capital	97,127	96,840
Retained earnings	12,561	9,201
Accumulated other comprehensive loss	(3,190)	(2,981)
Total stockholders’ equity	106,614	103,176
Total liabilities and stockholders’ equity	$106,614	$103,176

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in thousands)

	2013	2012	2011

Equity in undistributed net income of subsidiary	$6,370	$6,680	$4,483

Other operating expenses	170	168	125

Income before income taxes	6,200	6,512	4,358

Income tax benefit	(58)	(57)	(43)

Net income	$6,258	$6,569	$4,401

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
( in thousands)

	2013	2012	2011

Operating activities:
Net income	$6,258	$6,569	$4,401
Adjustments to reconcile net income to net cash and
cash equivalents provided by (used in) operating activities:
Equity in undistributed net income of subsidiary	(6,370)	(6,680)	(4,483)
Other, net	277	142	64
Net cash and cash equivalents provided by (used in) operating activities	165	31	(18)
Investing activities:
Dividend from bank subsidiary	2,680	-	-
Net cash and cash equivalents provided by investing activities	2,680	-	-
Financing activities:
Issuance of common stock	3	-	-
Dividend payment on common stock	(2,898)	(2,840)	-
Net cash and cash equivalents used in financing activities	(2,895)	(2,840)	-
Decrease in cash and cash equivalents	(50)	(2,809)	(18)
Cash and cash equivalents at beginning of period	515	3,324	3,342
Cash and cash equivalents at end of period	$465	$515	$3,324

19.         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive loss balances, net of tax (in thousands):

	Balance at	Current Period	Balance at
	December 31, 2012	Change	December 31, 2013
Unrealized gains (losses) on securities available for sale	$44	$(247)	$(203)
Unrecognized loss on securities held to maturity for which other than
temporary impairment charges have been taken	(2,599)	64	(2,535)
Unrealized loss on securities available for sale transferred to held to maturity	(426)	(26)	(452)
		.
Total	$(2,981)	$(209)	$(3,190)

20.         SUBSEQUENT EVENT

As previously announced, on January 8, 2014, Southern National Bancorp of Virginia, Inc. entered into a merger agreement with Prince George’s Federal Savings Bank (FSB). Prince George’s FSB, with assets of approximately $104 million, was founded in 1931 and is headquartered in Upper Marlboro, which is the County Seat of Prince George’s County, Maryland. Prince George’s FSB has four offices, all of which are in Maryland, including a main office in Upper Marlboro and three branch offices in Dunkirk, Brandywine and Huntingtown. Upon completion of the cash and stock transaction with a value of approximately $11.5 million, the combined company will have approximately $805 million in total assets, $700 million in total deposits, and $600 million in total loans.

21.          QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Income	Net	Earnings Per Share
	Income	Income	Before Taxes	Income	Basic	Diluted
	(dollars in thousands)
2013
First quarter	$9,023	$7,770	$2,262	$1,526	$0.13	$0.13
Second quarter	8,549	7,374	2,299	1,555	0.13	0.13
Third quarter	8,847	7,724	2,641	1,780	0.15	0.15
Fourth quarter	8,697	7,580	2,092	1,397	0.12	0.12

2012
First quarter	$9,074	$7,640	$2,750	$1,843	$0.16	$0.16
Second quarter	9,361	7,833	3,215	2,215	0.19	0.19
Third quarter	9,600	8,131	1,787	1,208	0.10	0.10
Fourth quarter	9,526	8,129	1,932	1,303	0.11	0.11

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 13, 2013, the Audit Committee of the Board of Directors of Southern National informed KPMG LLP that KPMG LLP will be dismissed as Southern National’s independent registered public accounting firm effective as of March 13, 2013. The decision to change Southern National’s independent registered public accounting firm was approved by Southern National’s Audit Committee and the Board of Directors.

During the fiscal year ended December 31, 2012 and from January 1, 2013 through March 13, 2013, (i) there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference in connection to their opinion to the subject matter of the disagreement and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

Additionally, based on the Audit Committee’s approval, on March 13, 2013, Southern National selected Dixon Hughes Goodman LLP as Southern National’s independent registered public accounting firm for the fiscal year ended December 31, 2013.

Item 9A. – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(c) under the Securities Exchange Act of 1934) utilizing the framework established in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.

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

(b) Management’s Report on Internal Control Over Financial Reporting. Management of Southern National is responsible for establishing and maintaining effective internal control over financial reporting for Southern National Bancorp of Virginia, Inc. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Southern National conducted an evaluation of the effectiveness of our internal control over Southern National’s financial reporting as of December 31, 2013 based on the framework in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2013.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in “Part II - Item 8. Financial Statements and Supplementary Data” of this Report.

(c) Changes in Internal Control over Financial Reporting. There have been no changes in Southern National’s internal control over Financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. – Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors”, “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance — Committees of the Board of Directors— Audit Committee, “Corporate Governance —  Director Nominations Process” and “Corporate Governance — Code of Ethics” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 pursuant to Regulation 14A under the Exchange Act (the “2013 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information under the captions “Executive Compensation and Other Matters,” “Director Compensation” and “Compensation Committee Report on Executive Compensation” in the 2014 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders” in the 2014 Proxy Statement is incorporated herein by reference in response to this item.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Party Transactions” in the 2014 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services

The information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement is incorporated herein by reference in response to this item.
133

PART IV

Item 15. – Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2013 and 2012

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows -Years ended December 31, 2013, 2012 and 2011

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

11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 15 of the notes to consolidated financial statements included in this Annual Report on Form 10-K

21.0*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

23.2*	Consent of Dixon Hughes Goodman LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Southern National Bancorp of Virginia, Inc.

By:	/s/ Georgia S. Derrico	Date: March 12, 2014
Georgia S. Derrico
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William H. Lagos	Date: March 12, 2014
William H. Lagos
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2014

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

