Form 10-Q
period 2014-03-31
Southern National Bancorp of Virginia Inc
filed 2014-05-09
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 2, 2014, there were 11,607,612 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-Q
March 31, 2014

INDEX

PAGE

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	2
Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and 2013	3
Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	5
Notes to Consolidated Financial Statements	6- 24

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	25- 35

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	36-39

Item 4 – Controls and Procedures	40

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	40

Item 1A – Risk Factors	40

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3 – Defaults Upon Senior Securities	40

Item 4 – Mine Safety Disclosures	40

Item 5 – Other Information	40

Item 6 - Exhibits	41

Signatures	42

Certifications	43-45

ITEM I - FINANCIAL INFORMATION
PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts) (Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$3,710	$2,679
Interest-bearing deposits in other financial institutions	15,672	18,177
Total cash and cash equivalents	19,382	20,856

Securities available for sale, at fair value	2,135	1,993

Securities held to maturity, at amortized cost (fair value of $82,631 and $76,193, respectively)	86,106	82,443

Covered loans	50,335	51,701
Non-covered loans	488,714	494,357
Total loans	539,049	546,058
Less allowance for loan losses	(7,356)	(7,090)
Net loans	531,693	538,968

Stock in Federal Reserve Bank and Federal Home Loan Bank	4,793	5,915
Bank premises and equipment, net	6,260	6,324
Goodwill	9,160	9,160
Core deposit intangibles, net	768	813
FDIC indemnification asset	5,066	5,804
Bank-owned life insurance	20,514	18,374
Other real estate owned	13,755	11,792
Deferred tax assets, net	8,130	8,281
Other assets	5,466	5,462

Total assets	$713,228	$716,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$46,975	$44,643
Interest-bearing deposits:
NOW accounts	22,457	24,297
Money market accounts	127,445	130,855
Savings accounts	17,410	16,999
Time deposits	342,004	323,565
Total interest-bearing deposits	509,316	495,716
Total deposits	556,291	540,359

Securities sold under agreements to repurchase and other short-term borrowings	19,727	39,795
Federal Home Loan Bank (FHLB) advances	25,000	25,000
Other liabilities	4,563	4,417
Total liabilities	605,581	609,571

Commitments and contingencies (See Note 5)	-	-

Stockholders’ equity:

Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,594,912 shares at March 31, 2014 and 11,590,612 at December 31, 2013	116	116
Additional paid in capital	97,234	97,127
Retained earnings	13,392	12,561
Accumulated other comprehensive loss	(3,095)	(3,190)
Total stockholders’ equity	107,647	106,614

Total liabilities and stockholders’ equity	$713,228	$716,185

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 31,

	2014	2013

Interest and dividend income :
Interest and fees on loans	$7,756	$8,343
Interest and dividends on taxable securities	513	530
Interest and dividends on tax exempt securities	92	38
Interest and dividends on other earning assets	280	112
Total interest and dividend income	8,641	9,023
Interest expense:
Interest on deposits	896	1,100
Interest on borrowings	158	153
Total interest expense	1,054	1,253

Net interest income	7,587	7,770

Provision for loan losses	1,175	1,093
Net interest income after provision for loan losses	6,412	6,677

Noninterest income:
Account maintenance and deposit service fees	178	193
Income from bank-owned life insurance	140	149
Gain on other assets	202	-
Net gain on sale of available for sale securities	-	142
Total other-than-temporary impairment losses (OTTI)	(16)	(3)
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-
Net credit related OTTI recognized in earnings	(16)	(3)
Other	37	55

Total noninterest income	541	536

Noninterest expenses:
Salaries and benefits	2,389	2,246
Occupancy expenses	772	760
Furniture and equipment expenses	187	156
Amortization of core deposit intangible	45	123
Virginia franchise tax expense	116	127
Merger expenses	213	-
FDIC assessment	125	234
Data processing expense	126	148
Telephone and communication expense	178	178
Change in FDIC indemnification asset	124	130
Net (gain) loss on other real estate owned	(419)	56
Other operating expenses	663	793
Total noninterest expenses	4,519	4,951
Income before income taxes	2,434	2,262
Income tax expense	792	736
Net income	$1,642	$1,526
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$143	$(1)
Realized amount on securities sold, net	-	(142)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	21	97
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(20)	(8)
Net unrealized gain (loss)	144	(54)
Tax effect	(49)	18
Other comprehensive income (loss)	95	(36)
Comprehensive income	$1,737	$1,490
Earnings per share, basic and diluted	$0.14	$0.13

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2013	$116	$97,127	$12,561	$(3,190)	$106,614
Comprehensive income:
Net income			1,642		1,642
Change in unrealized loss on securities available for sale (net of tax benefit, $49)				94	94
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $0 and accretion, $20 and amounts recorded into other comprehensive income at transfer)				1	1
Dividends on common stock ($.07 per share)			(811)		(811)
Issuance of common stock under Stock Incentive Plan (4,300 shares)		30			30
Stock-based compensation expense		77			77

Balance - March 31, 2014	$116	$97,234	$13,392	$(3,095)	$107,647

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(dollars in thousands) (Unaudited)
	2014	2013

Operating activities:
Net income	$1,642	$1,526
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	172	167
Amortization of core deposit intangible	45	123
Other amortization, net	47	105
Accretion of loan discount	(706)	(775)
Amortization of FDIC indemnification asset	124	130
Provision for loan losses	1,175	1,093
Earnings on bank-owned life insurance	(140)	(149)
Stock based compensation expense	77	64
Net gain on sale of available for sale securities	-	(142)
Impairment on securities	16	3
Net (gain) loss on other real estate owned	(419)	56
Net decrease in other assets	121	286
Net increase (decrease) in other liabilities	146	(492)
Net cash and cash equivalents provided by operating activities	2,300	1,995
Investing activities:
Proceeds from sales of available for sale securities	-	159
Purchases of held to maturity securities	(5,000)	(6,241)
Proceeds from paydowns, maturities and calls of held to maturity securities	1,320	8,353
Loan originations and payments, net	2,397	17,823
Purchase of bank-owned life insurance	(2,000)	-
Net decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	1,122	1,197
Payments received on FDIC indemnification asset	638	17
Proceeds from sale of other real estate owned	2,778	2,013
Purchases of bank premises and equipment	(112)	(19)
Net cash and cash equivalents provided by investing activities	1,143	23,302
Financing activities:
Net increase in deposits	15,932	8,396
Cash dividends paid - common stock	(811)	(580)
Issuance of common stock under Stock Incentive Plan	30	-
Net decrease in securities sold under agreement to repurchase and other short-term borrowings	(20,068)	(17,800)
Net cash and cash equivalents used in financing activities	(4,917)	(9,984)
Increase (decrease) in cash and cash equivalents	(1,474)	15,313
Cash and cash equivalents at beginning of period	20,856	39,200
Cash and cash equivalents at end of period	$19,382	$54,513
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$1,035	$1,201
Income taxes	918	1,363
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	4,409	312
Transfer from covered loans to other real estate owned	-	1,831

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014

1.         ACCOUNTING POLICIES

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

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“U. S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Southern National’s Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Southern National’s Consolidated Financial Statements.

2.	STOCK- BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees.  As of March 31, 2014, options to purchase an aggregate of 302,500 shares of common stock were outstanding and no shares remained available for issuance. The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options.  The purpose of the plan is to afford key employees an incentive to remain in the employ of Southern National and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in Southern National’s future success.  Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date.  The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

Southern National granted no options during the first three months of 2014.

For the three months ended March 31, 2014 and 2013, stock-based compensation expense was $77 thousand and $64 thousand, respectively.  As of March 31, 2014, unrecognized compensation expense associated with the stock options was $854 thousand, which is expected to be recognized over a weighted average period of 3.4 years.

A summary of the activity in the stock option plan during the three months ended March 31, 2014 follows (dollars in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	631,075	$8.21
Granted	-	-
Forfeited	-	-
Exercised	(4,300)	6.87
Options outstanding, end of period	626,775	$8.22	5.8	$1,248

Vested or expected to vest	626,775	$8.22	5.8	$1,248

Exercisable at end of period	367,275	$8.19	3.9	$749

3.         SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
March 31, 2014	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,300	$-	$(165)	$2,135

	Amortized	Gross Unrealized		Fair
December 31, 2013	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,302	$-	$(309)	$1,993

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
March 31, 2014	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$24,722	$680	$(172)	$25,230
Residential government-sponsored collateralized mortgage obligations	4,101	-	(60)	4,041
Government-sponsored agency securities	34,972	41	(2,910)	32,103
Obligations of states and political subdivisions	14,360	28	(555)	13,833
Other residential collateralized mortgage obligations	645	-	-	645
Trust preferred securities	7,306	1,241	(1,768)	6,779
	$86,106	$1,990	$(5,465)	$82,631

	Amortized	Gross Unrecognized		Fair
December 31, 2013	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$25,609	$673	$(294)	$25,988
Residential government-sponsored collateralized mortgage obligations	4,295	2	(349)	3,948
Government-sponsored agency securities	29,971	-	(3,994)	25,977
Obligations of states and political subdivisions	14,388	-	(987)	13,401
Other residential collateralized mortgage obligations	659	-	(12)	647
Trust preferred securities	7,521	939	(2,228)	6,232
	$82,443	$1,614	$(7,864)	$76,193

The amortized cost amounts are net of recognized other than temporary impairment.

The fair value and carrying amount, if different, of debt securities as of March 31, 2014, by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in five to ten years	$6,535	$6,363	$-	$-
Due after ten years	50,103	46,352	2,300	2,135
Residential government-sponsored mortgage-backed securities	24,722	25,230	-	-
Residential government-sponsored collateralized mortgage obligations	4,101	4,041	-	-
Other residential collateralized mortgage obligations	645	645	-	-
Total	$86,106	$82,631	$2,300	$2,135

Securities with a carrying amount of approximately $69.2 million and $65.3 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment.  At March 31, 2014 and December 31, 2013, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $62.3 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at March 31, 2014.  Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of March 31, 2014. The following tables present information regarding securities in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013 (in thousands) by duration of time in a loss position:

March 31, 2014
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$-	$-	$2,135	$(165)	$2,135	$(165)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$12,392	$(172)	$-	$-	$12,392	$(172)
Residential government-sponsored collateralized mortgage obligations	4,041	(60)	-	-	4,041	(60)
Government-sponsored agency securities	9,064	(920)	17,998	(1,990)	27,062	(2,910)
Obligations of states and political subdivisions	8,875	(292)	3,442	(263)	12,317	(555)
Other residential collateralized mortgage obligations	-	-	-	-	-	-
Trust preferred securities	-	-	4,309	(1,768)	4,309	(1,768)
	$34,372	$(1,444)	$25,749	$(4,021)	$60,121	$(5,465)

December 31, 2013
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$409	$(78)	$1,584	$(231)	$1,993	$(309)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$12,644	$(294)	$-	$-	$12,644	$(294)
Residential government-sponsored collateralized mortgage obligations	2,984	(349)	-	-	2,984	(349)
Government-sponsored agency securities	8,733	(1,250)	17,244	(2,744)	25,977	(3,994)
Obligations of states and political subdivisions	10,327	(588)	3,064	(399)	13,391	(987)
Other residential collateralized mortgage obligations	647	(12)	-	-	647	(12)
Trust preferred securities	-	-	4,070	(2,228)	4,070	(2,228)
	$35,335	$(2,493)	$24,378	$(5,371)	$59,713	$(7,864)

As of March 31, 2014, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	BBB	$6,340	$5,750	$4,107	16%	$274
MMCF III B	Senior Sub	A3	A-	Ba1	CC	333	327	202	34%	6
						6,673	6,077	4,309		$280

										Cumulative Other	Cumulative
										Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	520	520	41%	605	$375
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,155	57	372	30%	805	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	168	25%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,092	27	271	27%	374	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,149	475	582	15%	1,013	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,245	30	79	33%	656	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,158	120	478	14%	858	1,180
						14,338	1,229	2,470		$4,318	$8,791

Total						$21,011	$7,306	$6,779

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

Each of these securities has been evaluated for other than temporary impairment.  In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

●	.5% of the remaining performing collateral will default or defer per annum.
●	Recoveries of 16% with a two year lag on all defaults and deferrals.
●	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
●
Additionally banks with assets over $15 billion will no longer be allowed to count down streamed trust preferred proceeds as Tier 1 capital (although it will still be counted as Tier 2 capital). That will incent the large banks to prepay their trust preferred securities if they can or if it is economically desirable. As a consequence, we have projected in all of our pools that 10% of the collateral issued by banks with assets over $15 billion will prepay in the first year of the forecast, and 15% in the second year.

●	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized OTTI charges of $16 thousand during the first quarter of 2014 compared to OTTI charges related to credit on the trust preferred securities totaling $3 thousand during the first quarter of 2013.

The following table presents a roll forward of the credit losses on our securities held to maturity recognized in earnings for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,911	$8,964
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	16	3
Reductions due to realized losses	(2)	(25)
Amount of cumulative other-than-temporary impairment related to credit loss as of March 31	$8,925	$8,942

Changes in accumulated other comprehensive income by component for the three months ended March 31, 2014 and 2013 are shown in the table below.  All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
For the three months ended March 31, 2014	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(203)	$(2,987)	$(3,190)
Other comprehensive income/(loss) before reclassifications	94	1	95
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	94	1	95
Ending balance	$(109)	$(2,986)	$(3,095)

	Unrealized Holding
	Gains (Losses) on
For the three months ended March 31, 2013	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$44	$(3,025)	$(2,981)
Other comprehensive income/(loss) before reclassifications	(1)	60	59
Amounts reclassified from accumulated other comprehensive income/(loss)	(93)	(2)	(95)
Net current-period other comprehensive income/(loss)	(94)	58	(36)
Ending balance	$(50)	$(2,967)	$(3,017)

4.         LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2014 and December 31, 2013:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	March 31, 2014			December 31, 2013
Loans secured by real estate:
Commercial real estate - owner-occupied	$1,552	$105,121	$106,673	$1,603	$106,225	$107,828
Commercial real estate - non-owner-occupied	5,769	148,962	154,731	5,829	150,008	155,837
Secured by farmland	-	504	504	100	508	608
Construction and land loans	-	39,872	39,872	1	39,068	39,069
Residential 1-4 family	16,589	61,222	77,811	16,631	66,482	83,113
Multi- family residential	580	21,414	21,994	585	21,496	22,081
Home equity lines of credit	24,866	7,526	32,392	25,769	6,431	32,200
Total real estate loans	49,356	384,621	433,977	50,518	390,218	440,736

Commercial loans	898	104,258	105,156	1,097	104,284	105,381
Consumer loans	77	1,249	1,326	81	1,308	1,389
Gross loans	50,331	490,128	540,459	51,696	495,810	547,506

Less deferred fees on loans	4	(1,414)	(1,410)	5	(1,453)	(1,448)
Loans, net of deferred fees	$50,335	$488,714	$539,049	$51,701	$494,357	$546,058

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

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There are two agreements with FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which is a 5-year agreement expiring in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans” at March 31, 2014. Non-covered loans included $38.1 million of loans acquired in the HarVest acquisition.

Accretable discount on the acquired covered loans and the HarVest loans was $8.3 million and $8.9 million at March 31, 2014 and December 31, 2013 respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

March 31, 2014	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$737	$835	$-	$7,624	$7,695	$-	$8,361	$8,530	$-
Commercial real estate - non-owner occupied (2)	2,137	2,477	-	347	435	-	2,484	2,912	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,406	3,844	-	3,406	3,844	-
Residential 1-4 family (4)	1,210	1,427	-	5,730	5,781	-	6,940	7,208	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$4,084	$4,739	$-	$17,107	$17,755	$-	$21,191	$22,494	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$109	$209	$109	$109	$209	$109
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	918	2,018	200	918	2,018	200
Residential 1-4 family (4)	-	-	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$1,027	$2,227	$309	$1,027	$2,227	$309
Grand total	$4,084	$4,739	$-	$18,134	$19,982	$309	$22,218	$24,721	$309

(1) Recorded investment is after cumulative prior charge offs of $1.7 million. These loans also have aggregate SBA guarantees of $2.4 million.
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

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three months ended March 31, 2014 and 2013 (in thousands):

Three months ended March 31, 2014	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$742	$13	$7,550	$127	$8,292	$140
Commercial real estate - non-owner occupied (1)	2,141	21	354	9	2,495	30
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,169	21	3,169	21
Residential 1-4 family (2)	1,217	13	5,348	79	6,565	92
Other consumer loans	-	-	-	-	-	-

Total	$4,100	$47	$16,421	$236	$20,521	$283

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$114	$4	$114	$4
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	1,143	-	1,143	-
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$1,257	$4	$1,257	$4
Grand total	$4,100	$47	$17,678	$240	$21,778	$287

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Three months ended March 31, 2013	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$137	$5	$4,221	$45	$4,358	$50
Commercial real estate - non-owner occupied (1)	2,017	32	1,077	21	3,094	53
Construction and land development	48	-	2,451	23	2,499	23
Commercial loans	45	1	4,879	12	4,924	13
Residential 1-4 family (2)	1,734	22	2,977	34	4,711	56
Other consumer loans	-	-	-	-	-	-

Total	$3,981	$60	$15,605	$135	$19,586	$195

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$131	$4	$131	$4
Commercial real estate - non-owner occupied (1)	-	-	976	16	976	16
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Residential 1-4 family (2)	-	-	5,786	88	5,786	88
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$6,893	$108	$6,893	$108
Grand total	$3,981	$60	$22,498	$243	$26,479	$303

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$142	$-	$-	$142	$-	$1,410	$1,552
Commercial real estate - non-owner occupied (1)	146	-	-	146	1,991	4,212	6,349
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	898	898
Residential 1-4 family (2)	282	-	-	282	1,366	39,807	41,455
Other consumer loans	-	-	-	-	-	77	77

Total	$570	$-	$-	$570	$3,357	$46,404	$50,331

Non-covered loans:
Commercial real estate - owner occupied	$708	$-	$-	$708	$212	$104,201	$105,121
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	170,880	170,880
Construction and land development	-	-	-	-	-	39,872	39,872
Commercial loans	636	-	-	636	3,094	100,528	104,258
Residential 1-4 family (2)	420	28	-	448	521	67,779	68,748
Other consumer loans	20	-	-	20	-	1,229	1,249

Total	$1,784	$28	$-	$1,812	$3,827	$484,489	$490,128

Total loans:
Commercial real estate - owner occupied	$850	$-	$-	$850	$212	$105,611	$106,673
Commercial real estate - non-owner occupied (1)	146	-	-	146	1,991	175,092	177,229
Construction and land development	-	-	-	-	-	39,872	39,872
Commercial loans	636	-	-	636	3,094	101,426	105,156
Residential 1-4 family (2)	702	28	-	730	1,887	107,586	110,203
Other consumer loans	20	-	-	20	-	1,306	1,326

Total	$2,354	$28	$-	$2,382	$7,184	$530,893	$540,459

December 31, 2013	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$1,603	$1,603
Commercial real estate - non-owner occupied (1)	503	-	-	503	245	5,766	6,514
Construction and land development	-	-	-	-	-	1	1
Commercial loans	-	-	-	-	-	1,097	1,097
Residential 1-4 family (2)	41	-	-	41	1,377	40,982	42,400
Other consumer loans	-	-	-	-	-	81	81

Total	$544	$-	$-	$544	$1,622	$49,530	$51,696

Non-covered loans:
Commercial real estate - owner occupied	$708	$283	$-	$991	$-	$105,234	$106,225
Commercial real estate - non-owner occupied (1)	359	-	-	359	-	171,653	172,012
Construction and land development	8	3	-	11	2,107	36,950	39,068
Commercial loans	522	968	-	1,490	3,070	99,724	104,284
Residential 1-4 family (2)	957	98	-	1,055	2,637	69,221	72,913
Other consumer loans	14	-	-	14	-	1,294	1,308

Total	$2,568	$1,352	$-	$3,920	$7,814	$484,076	$495,810

Total loans:
Commercial real estate - owner occupied	$708	$283	$-	$991	$-	$106,837	$107,828
Commercial real estate - non-owner occupied (1)	862	-	-	862	245	177,419	178,526
Construction and land development	8	3	-	11	2,107	36,951	39,069
Commercial loans	522	968	-	1,490	3,070	100,821	105,381
Residential 1-4 family (2)	998	98	-	1,096	4,014	110,203	115,313
Other consumer loans	14	-	-	14	-	1,375	1,389

Total	$3,112	$1,352	$-	$4,464	$9,436	$533,606	$547,506

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $2.4 million and $1.9 million at March 31, 2014 and December 31, 2013, respectively.

Activity in the allowance for non-covered loan and lease losses for the three months ended March 31, 2014 and 2013 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended March 31, 2014	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039
Charge offs	(71)	-	-	(588)	(300)	-	-	(959)
Recoveries	4	6	-	35	-	5	-	50
Provision	(131)	(181)	84	404	100	(9)	908	1,175
Ending balance	$616	$810	$1,152	$2,648	$1,102	$50	$927	$7,305

Three months ended March 31, 2013
Allowance for loan losses:
Beginning balance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967
Charge offs	-	(199)	(300)	(399)	(38)	(140)	-	(1,076)
Recoveries	-	-	2	39	121	-	-	162
Provision	(34)	(84)	376	345	50	171	275	1,099
Ending balance	$898	$1,191	$1,048	$2,095	$1,296	$64	$560	$7,152

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Activity in the allowance for covered loan and lease losses by class of loan for the three months ended March 31, 2014 and 2013 is summarized below (in thousands).

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended March 31, 2014	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$45	$-	$-	$-	$6	$-	$51
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$45	$-	$-	$-	$6	$-	$51

Three months ended March 31, 2013
Allowance for loan losses:
Beginning balance	$-	$45	$-	$43	$-	$11	$-	$99
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	(35)	-	8	-	(27)
Provision	-	-	-	(8)	-	2	-	(6)
Ending balance	$-	$45	$-	$-	$-	$21	$-	$66

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.
(3) Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
March 31, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$109	$-	$-	$200	$-	$-	$-	$309
Collectively evaluated for impairment	507	810	1,152	2,448	1,102	50	927	6,996
Total ending allowance	$616	$810	$1,152	$2,648	$1,102	$50	$927	$7,305

Loans:
Individually evaluated for impairment	$7,733	$347	$-	$4,324	$5,730	$-	$-	$18,134
Collectively evaluated for impairment	97,388	170,533	39,872	99,934	63,018	1,249	-	471,994
Total ending loan balances	$105,121	$170,880	$39,872	$104,258	$68,748	$1,249	$-	$490,128

December 31, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$192	$-	$-	$325	$200	$-	$-	$717
Collectively evaluated for impairment	622	985	1,068	2,472	1,102	54	19	6,322
Total ending allowance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039

Loans:
Individually evaluated for impairment	$7,876	$359	$2,107	$4,873	$7,995	$-	$-	$23,210
Collectively evaluated for impairment	98,349	171,653	36,961	99,411	64,918	1,308	-	472,600
Total ending loan balances	$106,225	$172,012	$39,068	$104,284	$72,913	$1,308	$-	$495,810

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
March 31, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	45	-	-	-	6	-	51
Total ending allowance	$-	$45	$-	$-	$-	$6	$-	$51

Loans:
Individually evaluated for impairment	$737	$2,137	$-	$-	$1,210	$-	$-	$4,084
Collectively evaluated for impairment	815	4,212	-	898	40,245	77	-	46,247
Total ending loan balances	$1,552	$6,349	$-	$898	$41,455	$77	$-	$50,331

December 31, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	45	-	-	-	6	-	51
Total ending allowance	$-	$45	$-	$-	$-	$6	$-	$51

Loans:
Individually evaluated for impairment	$745	$2,145	$-	$-	$1,220	$-	$-	$4,110
Collectively evaluated for impairment	858	4,369	1	1,097	41,180	81	-	47,586
Total ending loan balances	$1,603	$6,514	$1	$1,097	$42,400	$81	$-	$51,696

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

During the periods ending March 31, 2014 and March 31, 2013, there were no loans modified in troubled debt restructurings.  No TDRs defaulted during the quarters ending March 31, 2014 and March 31, 2013, which had been modified in the previous 12 months.

Credit Quality Indicators

Through its system of internal controls Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful.  Special Mention loans are considered to be criticized.  Substandard and Doubtful loans are considered to be classified.  Southern National had no loans classified Doubtful at March 31, 2014 or December 31, 2013.

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

As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

March 31, 2014	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$737	$815	$1,552	$796	$7,733	$96,592	$105,121	$9,266	$97,407	$106,673
Commercial real estate - non-owner occupied (2)	2,137	4,212	6,349	-	347	170,533	170,880	2,484	174,745	177,229
Construction and land development	-	-	-	618	-	39,254	39,872	618	39,254	39,872
Commercial loans	-	898	898	31	4,324	99,903	104,258	4,355	100,801	105,156
Residential 1-4 family (4)	1,210	40,245	41,455	171	5,730	62,847	68,748	7,111	103,092	110,203
Other consumer loans	-	77	77	-	-	1,249	1,249	-	1,326	1,326

Total	$4,084	$46,247	$50,331	$1,616	$18,134	$470,378	$490,128	$23,834	$516,625	$540,459

December 31, 2013	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$745	$858	$1,603	$802	$7,876	$97,547	$106,225	$9,423	$98,405	$107,828
Commercial real estate - non-owner occupied (2)	2,145	4,369	6,514	-	359	171,653	172,012	2,504	176,022	178,526
Construction and land development	-	1	1	618	2,107	36,343	39,068	2,725	36,344	39,069
Commercial loans	-	1,097	1,097	31	4,873	99,380	104,284	4,904	100,477	105,381
Residential 1-4 family (4)	1,220	41,180	42,400	176	7,995	64,742	72,913	9,391	105,922	115,313
Other consumer loans	-	81	81	-	-	1,308	1,308	-	1,389	1,389

Total	$4,110	$47,586	$51,696	$1,627	$23,210	$470,973	$495,810	$28,947	$518,559	$547,506

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) Includes SBA guarantees of $2.4 million as of March 31, 2014 and December 31, 2013.
(4) Includes home equity lines of credit.

5.         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $7.8 million and $6.9 million as of March 31, 2014 and December 31, 2013, respectively.

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

At March 31, 2014 and December 31, 2013, we had unfunded lines of credit and undisbursed construction loan funds totaling $113.7 million and $105.8 million, respectively. We had approved loan commitments of $15.0 million at March 31, 2014, and we had no approved loan commitments as of December 31, 2013.  Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

6.         EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2014
Basic EPS	$1,642	11,591	$0.14
Effect of dilutive stock options and warrants	-	66	-
Diluted EPS	$1,642	11,657	$0.14

For the three months ended March 31, 2013
Basic EPS	$1,526	11,590	$0.13
Effect of dilutive stock options and warrants	-	26	-
Diluted EPS	$1,526	11,616	$0.13

There were 643,199 and 591,843 anti-dilutive options and warrants for the three months ended March 31, 2014 and 2013, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,135	$-	$2,135	$-

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$1,993	$-	$1,993	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 9.30% to 14.49% at March 31, 2014.  The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 10.97% to 14.97% at December 31, 2013. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the three months ended March 31, 2014.  The assumptions used in the analysis included a 6.1% prepayment speed, 6.4% default rate, a 57% loss severity and an accounting yield of 2.38% at March 31, 2014.  The assumptions used in the analysis at December 31, 2013, included a 4.3% prepayment speed, 8.9% default rate, a 51% loss severity and an accounting yield of 1.38%.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral.  In some cases appraised value is net of costs to sell.  Estimated selling costs range from 6% to 10% of collateral valuation at March 31, 2014 and December 31, 2013. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $18.1 million (including SBA guarantees of $2.4 million and HarVest loans of $868 thousand) as of March 31, 2014 with an allocated allowance for loan losses totaling $309 thousand compared to a carrying amount of $23.2 million (including SBA guarantees of $2.4 million) with an allocated allowance for loan losses totaling $717 thousand at December 31, 2013.  Charge offs related to the impaired loans at March 31, 2014 totaled $516 thousand for the quarter ended March 31, 2014 compared to $555 thousand for the quarter ended March 31, 2013.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell.  In some cases appraised value is net of costs to sell.  Selling costs have been in the range from 6% to 7.6% of collateral valuation at March 31, 2014 and December 31, 2013. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment.  At March 31, 2014, the total amount of OREO was $13.8 million, of which $12.1 million was non-covered and $1.7 million was covered.

At December 31, 2013, the total amount of OREO was $11.8 million, of which $9.6 million was non-covered (including $509 thousand acquired from HarVest) and $2.2 million was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Securities held to maturity:
Trust preferred securities	$520			$520
Impaired non-covered loans:
Commercial real estate - owner occupied	7,624			7,624
Commercial real estate - non-owner occupied (1)	347			347
Construction and land development	-			-
Commercial loans	4,124			4,124
Residential 1-4 family	5,730			5,730
Impaired covered loans:
Commercial real estate - owner occupied	737			737
Commercial real estate - non-owner occupied (1)	2,137			2,137
Residential 1-4 family	1,210			1,210
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	-			-
Construction and land development	7,564			7,564
Residential 1-4 family	4,074			4,074
Covered other real estate owned:
Commercial real estate - owner occupied	-			-
Commercial real estate - non-owner occupied (1)	1,450			1,450
Commercial	79			79
Residential 1-4 family	127			127

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$7,684			$7,684
Commercial real estate - non-owner occupied (1)	359			359
Construction and land development	2,107			2,107
Commercial loans	4,548			4,548
Residential 1-4 family	7,795			7,795
Impaired covered loans:
Commercial real estate - owner occupied	745			745
Commercial real estate - non-owner occupied (1)	2,145			2,145
Residential 1-4 family	1,220			1,220
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	6,066			6,066
Residential 1-4 family	1,710			1,710
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial real estate - non-owner occupied (1)	1,450			1,450
Commercial	79			79
Residential 1-4 family	127			127

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		March 31, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$19,382	$19,382	$20,856	$20,856
Securities available for sale	See previous table	2,135	2,135	1,993	1,993
Securities held to maturity	Level 2 & Level 3	86,106	82,631	82,443	76,193
Stock in Federal Reserve Bank and Federal
Home Loan Bank	n/a	4,793	n/a	5,915	n/a
Net non-covered loans	Level 3	481,409	487,745	487,318	493,472
Net covered loans	Level 3	50,284	56,589	51,650	57,564
Accrued interest receivable	Level 2 & Level 3	2,015	2,015	2,186	2,186
FDIC indemnification asset	Level 3	5,066	3,606	5,804	4,220
Financial liabilities:
Demand deposits	Level 1	69,432	69,432	68,940	68,940
Money market and savings accounts	Level 1	144,855	144,855	147,854	147,854
Certificates of deposit	Level 3	342,004	342,920	323,565	324,733
Securities sold under agreements to
repurchase and other short-term borrowings	Level 1	19,727	19,727	34,545	34,545
FHLB advances	Level 3	25,000	25,828	30,250	31,168
Accrued interest payable	Level 1 & Level 3	371	371	341	341

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

8.         ACQUISTIONS

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

Sonabank has entered into an agreement to purchase 44% of the common stock of Southern Trust Mortgage LLC (STM) from the Middleburg Bank. The CEO of STM, Jerry Flowers, and EVB will be purchasing the remainder of the stock held by Middleburg Bank. Upon consummation of the transaction, STM management will own 51.1%, Sonabank 44% and EVB 4.9%. We hope to close this transaction in the second quarter.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV.  This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2013.  Results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results that may be attained for any other period.

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, factors that could contribute to those differences include, but are not limited to:

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

25

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

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended March 31, 2014 was $1.6 million compared to $1.5 million during the first quarter of 2013.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

During the first quarter net interest income before the provision for loan losses was $7.6 million, down slightly from $7.8 million during the first quarter of 2013. Average loans during the first quarter of 2014 were $544.1 million compared to $514.0 million during the same period last year. The net interest margin was 4.72% in the first quarter of 2014, down from 4.94% in the first quarter of 2013. The loan discount accretion on the Greater Atlantic Bank (GAB) portfolio contributed $412 thousand to net interest income during the first quarter of 2014, compared to $447 thousand during the first quarter of 2013. The loan discount accretion on the HarVest Bank portfolio contributed $378 thousand during the first quarter of 2014, compared to $369 thousand during the same period last year. Before taking the discount accretion related to the GAB and HarVest acquisitions into account, the net interest margin was still strong at 4.29% in the first quarter of 2014 compared to 4.43% in the first quarter of 2013, despite the margin compression we experienced over the past year.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	3/31/2014			3/31/2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$544,110	$7,756	5.78%	$513,972	$8,343	6.58%
Investment securities	84,609	605	2.86%	84,566	568	2.69%
Other earning assets	23,501	280	4.83%	38,720	112	1.17%

Total earning assets	652,220	8,641	5.37%	637,258	9,023	5.74%
Allowance for loan losses	(7,426)			(7,655)
Total non-earning assets	69,332			70,149
Total assets	$714,126			$699,752

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$23,002	6	0.11%	$24,762	15	0.25%
Money market accounts	129,554	90	0.28%	158,698	192	0.49%
Savings accounts	17,333	27	0.64%	10,085	14	0.56%
Time deposits	332,057	773	0.94%	304,566	879	1.17%
Total interest-bearing deposits	501,946	896	0.72%	498,111	1,100	0.90%
Borrowings	54,021	158	1.19%	47,253	153	1.31%
Total interest-bearing liabilities	555,967	1,054	0.77%	545,364	1,253	0.93%
Noninterest-bearing liabilities:
Demand deposits	46,290			45,591
Other liabilities	4,614			4,988
Total liabilites	606,871			595,943
Stockholders’ equity	107,255			103,809
Total liabilities and stockholders’
equity	$714,126			$699,752
Net interest income		$7,587			$7,770
Interest rate spread			4.60%			4.81%
Net interest margin			4.72%			4.94%

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

The provision for loan losses in the first quarter of 2014 was $1.2 million, compared to $1.1 million in the first quarter of 2013. Net charge offs during the quarter ended March 31, 2014 were $909 thousand compared to $914 thousand during the first quarter of 2013.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
	2014	2013	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$178	$193	$(15)
Income from bank-owned life insurance	140	149	(9)
Gain on other assets	202	-	202
Net gain on sale of available for sale securities	-	142	(142)
Net impairment losses recognized in earnings	(16)	(3)	(13)
Other	37	55	(18)
Total noninterest income	$541	$536	$5

Noninterest income was $541 thousand during the first quarter of 2014, compared to $536 thousand during the same quarter of 2013. During the first quarter of 2014, we sold part of our investment in CapitalSouth Partners Fund III, a Small Business Investment Company, for a gain of $202 thousand.  We had a gain on the sale of available for sale FHLMC preferred stock in the amount of $142 thousand during the quarter ended March 31, 2013.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
	2014	2013	Change
	(dollars in thousands)
Salaries and benefits	$2,389	$2,246	$143
Occupancy expenses	772	760	12
Furniture and equipment expenses	187	156	31
Amortization of core deposit intangible	45	123	(78)
Virginia franchise tax expense	116	127	(11)
Merger expenses	213	-	213
FDIC assessment	125	234	(109)
Data processing expense	126	148	(22)
Telephone and communication expense	178	178	-
Change in FDIC indemnification asset	124	130	(6)
Net (gain) loss on other real estate owned	(419)	56	(475)
Other operating expenses	663	793	(130)
Total noninterest expense	$4,519	$4,951	$(432)

Noninterest expense was $4.5 million for the first quarter of 2014 compared to $5.0 million for the first quarter of 2013. During the first quarter of 2014, we sold two properties in Other Real Estate Owned (OREO) resulting in gains of $637 thousand.  We also sold two other OREO properties resulting in losses of $218 thousand, and the net gain for the quarter ended March 31, 2014 was $419 thousand.  This compared to a loss on OREO of $56 thousand for the first quarter of 2013.

The efficiency ratio was 62.18% during the quarter ended March 31, 2014 compared to 59.94% during the first quarter of 2013. It continues to be a challenge to support the additional risk management costs mandated by the regulators.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $713.2 million as of March 31, 2014 compared to $716.2 million as of December 31, 2013.  Net loans receivable decreased from $539.0 million at the end of 2013 to $531.7 million at March 31, 2014.

Total deposits were $556.3 million at March 31, 2014 compared to $540.4 million at December 31, 2013. Certificates of deposit increased $18.4 million during the quarter.  This was partially offset by a decrease in money market accounts of $3.4 million during the quarter ended March 31, 2014.  Noninterest-bearing deposits were $47.0 million at March 31, 2014 and $44.6 million at December 31, 2013.

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

The following table summarizes the composition of our loan portfolio as of March 31, 2014 and December 31, 2013:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	March 31, 2014			December 31, 2013
Loans secured by real estate:
Commercial real estate - owner-occupied	$1,552	$105,121	$106,673	$1,603	$106,225	$107,828
Commercial real estate - non-owner-occupied	5,769	148,962	154,731	5,829	150,008	155,837
Secured by farmland	-	504	504	100	508	608
Construction and land loans	-	39,872	39,872	1	39,068	39,069
Residential 1-4 family	16,589	61,222	77,811	16,631	66,482	83,113
Multi- family residential	580	21,414	21,994	585	21,496	22,081
Home equity lines of credit	24,866	7,526	32,392	25,769	6,431	32,200
Total real estate loans	49,356	384,621	433,977	50,518	390,218	440,736

Commercial loans	898	104,258	105,156	1,097	104,284	105,381
Consumer loans	77	1,249	1,326	81	1,308	1,389
Gross loans	50,331	490,128	540,459	51,696	495,810	547,506

Less deferred fees on loans	4	(1,414)	(1,410)	5	(1,453)	(1,448)
Loans, net of deferred fees	$50,335	$488,714	$539,049	$51,701	$494,357	$546,058

(1) Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement.

As of March 31, 2014 and December 31, 2013, substantially all of our loans were to customers located in Virginia and Maryland.  We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

After the strong loan closings in the fourth quarter of 2013, the momentum diminished somewhat in the first quarter of 2014, although going forward the pipeline remains strong. Margin pressure continues but is not as brutal as a year ago.

Total loans outstanding declined from $546.1 million at December 31, 2013 to $539.0 million at the end of the first quarter of 2014. The decline was largely attributable to prepayments on three residential mortgages aggregating $2.8 million and a foreclosure on a $2.4 million residence.

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

Non-covered Loans and Assets

Non-covered loans evaluated for impairment totaled $18.1 million with allocated allowance for loan losses in the amount of $309 thousand as of March 31, 2014, including $3.8 million of nonaccrual loans. This compares to $23.2 million of impaired loans with allocated allowance for loan losses in the amount of $717 thousand at December 31, 2013, including $7.8 million of nonaccrual loans. The nonaccrual loans included SBA guaranteed amounts of $2.4 million $1.9 million at March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014 and December 31, 2013 there were no loans past due 90 days or more and accruing interest.

Non-covered nonperforming assets decreased from $17.4 million at December 31, 2013 to $15.9 million at March 31, 2014.

Non-covered OREO as of March 31, 2014 was $12.1 million compared to $9.6 million as of the end of 2013. During the first quarter of 2014 we disposed of two non-covered properties in the aggregate amount of $1.9 million. In addition, OREO increased by an aggregate of $4.4 million as a result of foreclosures.

Sonabank has an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans.  The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at March 31, 2014.

The following table presents a comparison of non-covered nonperforming assets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013

Nonaccrual loans	$3,828	$7,814
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	3,828	7,814
Other real estate owned	12,099	9,579
Total nonperforming assets	$15,927	$17,393

SBA guaranteed amounts included in nonaccrual loans	$2,389	$1,852

Allowance for loan losses to nonperforming loans	190.83%	90.08%
Allowance for loan losses to total non-covered loans	1.49%	1.42%
Nonperforming assets excluding SBA guaranteed loans to
total non-covered assets	2.05%	2.35%

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

During the periods ending March 31, 2014 and March 31, 2013, there were no loans modified in troubled debt restructurings.  No TDRs defaulted during the quarters ending March 31, 2014 and March 31, 2013, which had been modified in the previous 12 months.

Covered Loans and Assets

Covered loans identified as impaired totaled $4.1 million as of March 31, 2014 and December 31, 2013. Nonaccrual loans were $3.4 million and $1.6 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, there were no loans past due 90 days or more and accruing interest.

Securities

Investment securities, available for sale and held to maturity, were $88.2 million at March 31, 2014 and $84.4 million at December 31, 2013.  The increase was primarily due to the purchase of $5.0 million in a callable agency security net of repayments in the first quarter of 2014.

At March 31, 2014, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	BBB	$6,340	$5,750	$4,107	16%	$274
MMCF III B	Senior Sub	A3	A-	Ba1	CC	333	327	202	34%	6
						6,673	6,077	4,309		$280

										Cumulative Other	Cumulative
Other Than Temporarily Impaired:										Comprehensive	OTTI Related to
										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	520	520	41%	605	$375
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,155	57	372	30%	805	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	168	25%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,092	27	271	27%	374	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,149	475	582	15%	1,013	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,245	30	79	33%	656	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,158	120	478	14%	858	1,180
						14,338	1,229	2,470		$4,318	$8,791

Total						$21,011	$7,306	$6,779

(1) Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2) Pre-tax

Our largest pooled trust preferred security is ALESCO VII A 1B , which was rated triple A at acquisition which is now rated A3 (Moody’s) and BBB (Fitch).

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

We recognized OTTI charges of $16 thousand during the first quarter of 2014 compared to OTTI charges related to credit on the trust preferred securities totaling $3 thousand during the first quarter of 2013.

Other securities in our investment portfolio are as follows:

●	residential government-sponsored mortgage-backed securities in the amount of $24.7 million and residential government-sponsored collateralized mortgage obligations totaling $4.1 million

●	callable agency securities in the amount of $35.0 million

●	municipal bonds in the amount of $16.5 million with a taxable equivalent yield of 3.11% and ratings as follows:

Rating		Amount
Service	Rating	(in thousands)
Moody’s	Aaa	$505
Moody’s	Aa2	3,635
Moody’s	Aa3	721
Moody’s	A1	1,196
Standard & Poor’s	AAA	3,152
Standard & Poor’s	AA	6,681
Standard & Poor’s	AA-	605
		$16,495

In accordance with regulatory guidance we have performed an independent analysis on each security and monitor the portfolio on an ongoing basis.

●	SARM 2005-22 1A2 in the amount of $645 thousand, a residential collateralized mortgage obligation that is not government-sponsored

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

During the three months ended March 31, 2014, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 2014, we had $113.7 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $15.0 million at March 31, 2014. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Southern National
Tier 1 risk-based capital ratio	$100,784	18.80%	$21,443	4.00%	$32,164	6.00%
Total risk-based capital ratio	107,478	20.05%	42,886	8.00%	53,607	10.00%
Leverage ratio	100,784	14.30%	28,191	4.00%	35,239	5.00%
Sonabank
Tier 1 risk-based capital ratio	$99,880	18.64%	$21,431	4.00%	$32,146	6.00%
Total risk-based capital ratio	106,571	19.89%	42,862	8.00%	53,577	10.00%
Leverage ratio	99,880	14.18%	28,179	4.00%	35,224	5.00%

December 31, 2013
Southern National
Tier 1 risk-based capital ratio	$99,700	18.56%	$21,489	4.00%	$32,234	6.00%
Total risk-based capital ratio	106,406	19.81%	42,978	8.00%	53,723	10.00%
Leverage ratio	99,700	14.22%	28,038	4.00%	35,048	5.00%
Sonabank
Tier 1 risk-based capital ratio	$98,958	18.43%	$21,478	4.00%	$32,217	6.00%
Total risk-based capital ratio	105,660	19.68%	42,956	8.00%	53,695	10.00%
Leverage ratio	98,958	14.12%	28,027	4.00%	35,034	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of March 31, 2014 and as of December 31, 2013, and all changes are within our ALM Policy guidelines:

	Sensitivity of Economic Value of Equity
	As of March 31, 2014

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$107,518	$(14,953)	-12.21%	15.07%	99.88%
Up 300	110,059	(12,412)	-10.13%	15.43%	102.24%
Up 200	113,401	(9,070)	-7.41%	15.90%	105.35%
Up 100	118,157	(4,314)	-3.52%	16.57%	109.76%
Base	122,471	-	0.00%	17.17%	113.77%
Down 100	120,508	(1,963)	-1.60%	16.90%	111.95%
Down 200	117,254	(5,217)	-4.26%	16.44%	108.92%

	Sensitivity of Economic Value of Equity
	As of December 31, 2013

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$104,514	$(15,340)	-12.80%	14.59%	98.03%
Up 300	106,947	(12,907)	-10.77%	14.93%	100.31%
Up 200	110,177	(9,677)	-8.07%	15.38%	103.34%
Up 100	114,794	(5,060)	-4.22%	16.03%	107.67%
Base	119,854	-	0.00%	16.74%	112.42%
Down 100	117,479	(2,375)	-1.98%	16.40%	110.19%
Down 200	114,952	(4,902)	-4.09%	16.05%	107.82%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2014 and December 31, 2013 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of March 31, 2014

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$32,663	$6,436	4.98%	0.96%
Up 300	30,656	4,429	4.68%	0.66%
Up 200	28,743	2,516	4.40%	0.38%
Up 100	27,219	992	4.17%	0.15%
Base	26,227	-	4.02%	0.00%
Down 100	26,226	(1)	4.02%	0.00%
Down 200	25,895	(332)	3.97%	-0.05%

	Sensitivity of Net Interest Income
	As of December 31, 2013

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$32,376	$5,627	4.87%	0.83%
Up 300	30,565	$3,816	4.60%	0.56%
Up 200	28,856	$2,107	4.35%	0.31%
Up 100	27,547	$798	4.16%	0.12%
Base	26,749	$-	4.04%	0.00%
Down 100	27,206	$457	4.11%	0.07%
Down 200	26,319	$(430)	3.97%	-0.07%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of March 31, 2014.

ITEM 1A – RISK FACTORS

As of March 31, 2014 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

May 9, 2014	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

May 9, 2014	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer

