Form 10-Q
period 2014-06-30
Southern National Bancorp of Virginia Inc
filed 2014-08-06
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of July 30, 2014, there were 11,608,612 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-Q
June 30, 2014

INDEX

PAGE

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	2
Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2014 and 2013	3
Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	5
Notes to Consolidated Financial Statements	6- 28

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	28- 40

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	41-43

Item 4 – Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	44

Item 1A – Risk Factors	44

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3 – Defaults Upon Senior Securities	44

Item 4 – Mine Safety Disclosures	44

Item 5 – Other Information	44

Item 6 - Exhibits	45

Signatures	46

Certifications

ITEM I - FINANCIAL INFORMATION
PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts) (Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$4,097	$2,679
Interest-bearing deposits in other financial institutions	20,134	18,177
Total cash and cash equivalents	24,231	20,856

Securities available for sale, at fair value	2,207	1,993

Securities held to maturity, at amortized cost (fair value of $83,491 and $76,193, respectively)	84,830	82,443

Covered loans	49,320	51,701
Non-covered loans	541,030	494,357
Total loans	590,350	546,058
Less allowance for loan losses	(7,336)	(7,090)
Net loans	583,014	538,968

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,908	5,915
Equity investment in mortgage affiliate	3,570	-
Preferred investment in mortgage affiliate	1,805	-
Bank premises and equipment, net	6,225	6,324
Goodwill	9,160	9,160
FDIC indemnification asset	4,378	5,804
Bank-owned life insurance	20,671	18,374
Other real estate owned	13,309	11,792
Deferred tax assets, net	8,107	8,281
Other assets	6,281	6,275

Total assets	$774,696	$716,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$49,270	$44,643
Interest-bearing deposits:
NOW accounts	22,028	24,297
Money market accounts	118,653	130,855
Savings accounts	24,111	16,999
Time deposits	355,169	323,565
Total interest-bearing deposits	519,961	495,716
Total deposits	569,231	540,359

Securities sold under agreements to repurchase and other short-term borrowings	66,852	39,795
Federal Home Loan Bank (FHLB) advances	25,000	25,000
Other liabilities	4,771	4,417
Total liabilities	665,854	609,571

Commitments and contingencies (See Note 5)	-	-

Stockholders’ equity:

Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 11,608,612 shares at June 30, 2014 and 11,590,612 at December 31, 2013	116	116
Additional paid in capital	97,425	97,127
Retained earnings	14,352	12,561
Accumulated other comprehensive loss	(3,051)	(3,190)
Total stockholders’ equity	108,842	106,614

Total liabilities and stockholders’ equity	$774,696	$716,185

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

Interest and dividend income :
Interest and fees on loans	$8,100	$7,765	$15,856	$16,109
Interest and dividends on taxable securities	570	507	1,083	1,036
Interest and dividends on tax exepmt securities	96	50	188	88
Interest and dividends on other earning assets	160	227	440	339
Total interest and dividend income	8,926	8,549	17,567	17,572
Interest expense:
Interest on deposits	897	1,020	1,793	2,120
Interest on borrowings	170	155	328	308
Total interest expense	1,067	1,175	2,121	2,428

Net interest income	7,859	7,374	15,446	15,144

Provision for loan losses	194	725	1,369	1,818
Net interest income after provision for loan losses	7,665	6,649	14,077	13,326

Noninterest income:
Account maintenance and deposit service fees	195	203	373	396
Income from bank-owned life insurance	157	148	297	297
Equity income from mortgage affiliate	331	-	331	-
Gain on other assets	-	13	202	13
Net gain on sale of available for sale securities	-	-	-	142
Total other-than-temporary impairment losses (OTTI)	(25)	-	(41)	(3)
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	-	-
Net credit related OTTI recognized in earnings	(25)	-	(41)	(3)
Other	55	84	92	139

Total noninterest income	713	448	1,254	984

Noninterest expenses:
Salaries and benefits	2,427	2,176	4,816	4,422
Occupancy expenses	759	753	1,531	1,513
Furniture and equipment expenses	188	171	375	327
Amortization of core deposit intangible	45	123	90	246
Virginia franchise tax expense	113	115	229	242
Merger expenses	209	-	422	-
FDIC assessment	127	224	252	458
Data processing expense	134	154	260	302
Telephone and communication expense	180	163	358	341
Change in FDIC indemnification asset	311	107	435	237
Net (gain) loss on other real estate owned	180	62	(239)	118
Other operating expenses	972	750	1,635	1,543
Total noninterest expenses	5,645	4,798	10,164	9,749
Income before income taxes	2,733	2,299	5,167	4,561
Income tax expense	961	744	1,753	1,480
Net income	$1,772	$1,555	$3,414	$3,081
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$74	$(194)	$217	$(195)
Realized amount on securities sold, net	-	-	-	(142)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	14	-	35	97
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(22)	(12)	(42)	(20)
Net unrealized gain (loss)	66	(206)	210	(260)
Tax effect	(22)	70	(71)	88
Other comprehensive income (loss)	44	(136)	139	(172)
Comprehensive income	$1,816	$1,419	$3,553	$2,909
Earnings per share, basic and diluted	$0.15	$0.13	$0.29	$0.27

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2013	$116	$97,127	$12,561	$(3,190)	$106,614
Comprehensive income:
Net income			3,414		3,414
Change in unrealized loss on securities available for sale (net of tax benefit, $74)				143	143
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $2 and accretion, $42 and amounts recorded into other comprehensive income at transfer)				(4)	(4)
Dividends on common stock ($.14 per share)			(1,623)		(1,623)
Issuance of common stock under Stock Incentive Plan (18,000 shares)		147			147
Stock-based compensation expense		151			151

Balance - June 30, 2014	$116	$97,425	$14,352	$(3,051)	$108,842

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(dollars in thousands) (Unaudited)

	2014	2013

Operating activities:
Net income	$3,414	$3,081
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	351	329
Amortization of core deposit intangible	90	246
Other amortization, net	70	200
Accretion of loan discount	(1,474)	(1,577)
Amortization of FDIC indemnification asset	435	237
Provision for loan losses	1,369	1,818
Earnings on bank-owned life insurance	(297)	(297)
Equity income on mortgage affiliate	(331)	-
Stock based compensation expense	151	126
Net gain on sale of available for sale securities	-	(142)
Impairment on securities	41	3
Net (gain) loss on other real estate owned	(239)	118
Net decrease in other assets	630	621
Net increase (decrease) in other liabilities	354	(628)
Net cash and cash equivalents provided by operating activities	4,564	4,135
Investing activities:
Proceeds from sales of available for sale securities	-	159
Purchases of held to maturity securities	(5,678)	(11,345)
Proceeds from paydowns, maturities and calls of held to maturity securities	3,264	12,014
Loan originations and payments, net	(48,350)	220
Purchase of bank-owned life insurance	(2,000)	-
Investment in mortgage affiliate	(5,043)	-
Net (increase) decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	(993)	972
Payments received on FDIC indemnification asset	1,004	171
Proceeds from sale of other real estate owned	2,424	2,578
Purchases of bank premises and equipment	(270)	(64)
Net cash and cash equivalents provided by (used in) investing activities	(55,642)	4,705
Financing activities:
Net increase (decrease) in deposits	28,872	(5,339)
Cash dividends paid - common stock	(1,623)	(1,275)
Issuance of common stock under Stock Incentive Plan	147	-
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	27,057	(12,881)
Net cash and cash equivalents provided by (used in) financing activities	54,453	(19,495)
Increase (decrease) in cash and cash equivalents	3,375	(10,655)
Cash and cash equivalents at beginning of period	20,856	39,200
Cash and cash equivalents at end of period	$24,231	$28,545
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$2,042	$2,326
Income taxes	2,123	2,238
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	4,409	1,605
Transfer from covered loans to other real estate owned	-	4,031

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014

1.	ORGANIZATION AND ACCOUNTING POLICIES

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. SNBV is assessing the effects of this ASU, which exclude financial instruments from its scope, but does not anticipate that it will have a material impact on its financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Management does not anticipate that this ASU will significantly impact SNBV.

2.	STOCK- BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees.  The 2010 Stock Awards and Incentive Plan was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of an additional 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options.  The purpose of the plan is to afford key employees an incentive to remain in the employ of Southern National and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in Southern National’s future success.  Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date.  The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

Southern National granted no options during the first six months of 2014.

For the three and six months ended June 30, 2014 and 2013, stock-based compensation expense was $75 thousand and $151 thousand, respectively, compared to $63 thousand and $126 thousand for the same periods last year.  As of June 30, 2014, unrecognized compensation expense associated with the stock options was $779 thousand, which is expected to be recognized over a weighted average period of 3.2 years.

A summary of the activity in the stock option plan during the six months ended June 30, 2014 follows (dollars in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	631,075	$8.21
Granted	-	-
Forfeited	(10,800)	8.15
Exercised	(18,000)	8.15
Options outstanding, end of period	602,275	$8.22	5.5	$1,784

Vested or expected to vest	602,275	$8.22	5.5	$1,784

Exercisable at end of period	381,425	$8.25	3.9	$1,100

3.	SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
June 30, 2014	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,298	$-	$(91)	$2,207

	Amortized	Gross Unrealized		Fair
December 31, 2013	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,302	$-	$(309)	$1,993

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
June 30, 2014	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$23,464	$752	$(2)	$24,214
Residential government-sponsored collateralized mortgage obligations	3,904	-	(41)	3,863
Government-sponsored agency securities	34,973	129	(1,887)	33,215
Obligations of states and political subdivisions	15,009	51	(278)	14,782
Other residential collateralized mortgage obligations	630	4	-	634
Trust preferred securities	6,850	1,521	(1,588)	6,783
	$84,830	$2,457	$(3,796)	$83,491

	Amortized	Gross Unrecognized		Fair
December 31, 2013	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$25,609	$673	$(294)	$25,988
Residential government-sponsored collateralized mortgage obligations	4,295	2	(349)	3,948
Government-sponsored agency securities	29,971	-	(3,994)	25,977
Obligations of states and political subdivisions	14,388	-	(987)	13,401
Other residential collateralized mortgage obligations	659	-	(12)	647
Trust preferred securities	7,521	939	(2,228)	6,232
	$82,443	$1,614	$(7,864)	$76,193

The amortized cost amounts are net of recognized other than temporary impairment.

The fair value and carrying amount, if different, of debt securities as of June 30, 2014, by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in five to ten years	$6,523	$6,476	$-	$-
Due after ten years	50,309	48,304	2,298	2,207
Residential government-sponsored mortgage-backed securities	23,464	24,214	-	-
Residential government-sponsored collateralized mortgage obligations	3,904	3,863	-	-
Other residential collateralized mortgage obligations	630	634	-	-
Total	$84,830	$83,491	$2,298	$2,207

Securities with a carrying amount of approximately $67.7 million and $65.3 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment.  At June 30, 2014 and December 31, 2013, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $50.8 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at June 30, 2014.  Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of June 30, 2014. The following tables present information regarding securities in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013 (in thousands) by duration of time in a loss position:

June 30, 2014
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$-	$-	$2,207	$(91)	$2,207	$(91)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$2,442	$(2)	$-	$-	$2,442	$(2)
Residential government-sponsored collateralized mortgage obligations	802	(8)	3,061	(33)	3,863	(41)
Government-sponsored agency securities	-	-	28,086	(1,887)	28,086	(1,887)
Obligations of states and political subdivisions	469	(36)	9,672	(242)	10,141	(278)
Trust preferred securities	-	-	4,044	(1,588)	4,044	(1,588)
	$3,713	$(46)	$44,863	$(3,750)	$48,576	$(3,796)

December 31, 2013
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$409	$(78)	$1,584	$(231)	$1,993	$(309)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$12,644	$(294)	$-	$-	$12,644	$(294)
Residential government-sponsored collateralized mortgage obligations	2,984	(349)	-	-	2,984	(349)
Government-sponsored agency securities	8,733	(1,250)	17,244	(2,744)	25,977	(3,994)
Obligations of states and political subdivisions	10,327	(588)	3,064	(399)	13,391	(987)
Other residential collateralized mortgage obligations	647	(12)	-	-	647	(12)
Trust preferred securities	-	-	4,070	(2,228)	4,070	(2,228)
	$35,335	$(2,493)	$24,378	$(5,371)	$59,713	$(7,864)

As of June 30, 2014, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	BBB	$5,844	$5,307	$3,843	17%	$272
MMCF III B	Senior Sub	A3	A-	Ba1	CC	331	325	201	34%	6
						6,175	5,632	4,044		$278

										Cumulative Other	Cumulative
										Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	509	509	41%	591	$400
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,163	57	435	27%	813	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	227	23%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,095	27	312	20%	377	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,149	475	602	15%	1,013	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,256	30	81	33%	667	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,165	120	573	14%	865	1,180
						14,367	1,218	2,739		$4,333	$8,816

Total						$20,542	$6,850	$6,783

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

Each of these securities has been evaluated for other than temporary impairment.  In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

●	.5% of the remaining performing collateral will default or defer per annum.
●	Recoveries of 13% with a two year lag on all defaults and deferrals.
●	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
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

We recognized OTTI charges of $25 thousand and $41 thousand during the three and six months ended June 30, 2014 related to the TPREF Funding II security. We recognized no OTTI charges during the second quarter of 2013 and recognized OTTI charges of $3 thousand during the first six months of 2013.

The following table presents a roll forward of the credit losses on our securities held to maturity recognized in earnings for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,911	$8,964
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	41	3
Reductions due to realized losses	(2)	(32)
Amount of cumulative other-than-temporary impairment related to credit loss as of June 30	$8,950	$8,935

Changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2014 and 2013 are shown in the table below.  All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
For the three months ended June 30, 2014	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(109)	$(2,986)	$(3,095)
Other comprehensive income/(loss) before reclassifications	49	(5)	44
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	49	(5)	44
Ending balance	$(60)	$(2,991)	$(3,051)

	Unrealized Holding
	Gains (Losses) on
For the six months ended June 30, 2014	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(203)	$(2,987)	$(3,190)
Other comprehensive income/(loss) before reclassifications	143	(4)	139
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	143	(4)	139
Ending balance	$(60)	$(2,991)	$(3,051)

	Unrealized Holding
	Gains (Losses) on
For the three months ended June 30, 2013	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(50)	$(2,967)	$(3,017)
Other comprehensive income/(loss) before reclassifications	(128)	(8)	(136)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	(128)	(8)	(136)
Ending balance	$(178)	$(2,975)	$(3,153)

	Unrealized Holding
	Gains (Losses) on
For the six months ended June 30, 2013	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$44	$(3,025)	$(2,981)
Other comprehensive income/(loss) before reclassifications	(129)	52	(77)
Amounts reclassified from accumulated other comprehensive income/(loss)	(93)	(2)	(95)
Net current-period other comprehensive income/(loss)	(222)	50	(172)
Ending balance	$(178)	$(2,975)	$(3,153)

 4.       LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2014 and December 31, 2013:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	June 30, 2014			December 31, 2013
Loans secured by real estate:
Commercial real estate - owner-occupied	$1,548	$106,716	$108,264	$1,603	$106,225	$107,828
Commercial real estate - non-owner-occupied	5,759	174,100	179,859	5,829	150,008	155,837
Secured by farmland	-	499	499	100	508	608
Construction and land loans	-	48,412	48,412	1	39,068	39,069
Residential 1-4 family	15,996	64,220	80,216	16,631	66,482	83,113
Multi- family residential	291	21,714	22,005	585	21,496	22,081
Home equity lines of credit	24,809	7,584	32,393	25,769	6,431	32,200
Total real estate loans	48,403	423,245	471,648	50,518	390,218	440,736

Commercial loans	828	117,800	118,628	1,097	104,284	105,381
Consumer loans	82	1,471	1,553	81	1,308	1,389
Gross loans	49,313	542,516	591,829	51,696	495,810	547,506

Less deferred fees on loans	7	(1,486)	(1,479)	5	(1,453)	(1,448)
Loans, net of deferred fees	$49,320	$541,030	$590,350	$51,701	$494,357	$546,058

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

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There are two agreements with FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which is a 5-year agreement expiring in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of June 30, 2014, non-covered loans included $36.9 million of loans acquired in the HarVest acquisition.

Accretable discount on the acquired covered loans and the HarVest loans was $7.8 million and $8.9 million at June 30, 2014 and December 31, 2013 respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

June 30, 2014	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$762	$826	$-	$10,771	$10,841	$-	$11,533	$11,667	$-
Commercial real estate - non-owner occupied (2)	1,892	2,156	-	338	423	-	2,230	2,579	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	8,224	8,686	-	8,224	8,686	-
Residential 1-4 family (4)	1,209	1,423	-	6,152	6,204	-	7,361	7,627	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$3,863	$4,405	$-	$25,485	$26,154	$-	$29,348	$30,559	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$100	$200	$100	$100	$200	$100
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	718	2,018	300	718	2,018	300
Residential 1-4 family (4)	-	-	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$818	$2,218	$400	$818	$2,218	$400
Grand total	$3,863	$4,405	$-	$26,303	$28,372	$400	$30,166	$32,777	$400

(1) Recorded investment is after cumulative prior charge offs of $1.9 million. These loans also have aggregate SBA guarantees of $2.5 million.
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

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three and six months ended June 30, 2014 and 2013 (in thousands):

Three months ended June 30, 2014	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$743	$13	$7,335	$90	$8,078	$103
Commercial real estate - non-owner occupied (1)	1,883	3	339	8	2,222	11
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	4,941	20	4,941	20
Residential 1-4 family (2)	1,209	10	5,865	79	7,074	89
Other consumer loans	-	-	-	-	-	-

Total	$3,835	$26	$18,480	$197	$22,315	$223

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$106	$4	$106	$4
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	851	-	851	-
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$957	$4	$957	$4
Grand total	$3,835	$26	$19,437	$201	$23,272	$227

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Three months ended June 30, 2013	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$137	$4	$7,625	$131	$7,762	$135
Commercial real estate - non-owner occupied (1)	1,463	30	963	21	2,426	51
Construction and land development	-	-	2,044	-	2,044	-
Commercial loans	45	1	2,165	8	2,210	9
Residential 1-4 family (2)	1,789	15	3,462	33	5,251	48
Other consumer loans	-	-	-	-	-	-

Total	$3,434	$50	$16,259	$193	$19,693	$243

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$122	$5	$122	$5
Commercial real estate - non-owner occupied (1)	-	-	971	17	971	17
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,625	-	2,625	-
Residential 1-4 family (2)	-	-	5,401	80	5,401	80
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$9,119	$102	$9,119	$102
Grand total	$3,434	$50	$25,378	$295	$28,812	$345

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Six months ended June 30, 2014
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$742	$26	$6,325	$180	$7,067	$206
Commercial real estate - non-owner occupied (1)	1,890	24	347	17	2,237	41
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,905	42	3,905	42
Residential 1-4 family (2)	1,214	22	5,570	157	6,784	179
Other consumer loans	-	-	-	-	-	-

Total	$3,846	$72	$16,147	$396	$19,993	$468

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$111	$8	$111	$8
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	1,018	-	1,018	-
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$1,129	$8	$1,129	$8
Grand total	$3,846	$72	$17,276	$404	$21,122	$476

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Six months ended June 30, 2013
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$137	$9	$5,536	$176	$5,673	$185
Commercial real estate - non-owner occupied (1)	1,471	62	1,028	42	2,499	104
Construction and land development	-	-	1,699	23	1,699	23
Commercial loans	45	2	2,178	20	2,223	22
Residential 1-4 family (2)	1,757	37	3,185	67	4,942	104
Other consumer loans	-	-	-	-	-	-

Total	$3,410	$110	$13,626	$328	$17,036	$438

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$127	$9	$127	$9
Commercial real estate - non-owner occupied (1)	-	-	974	33	974	33
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,663	-	2,663	-
Residential 1-4 family (2)	-	-	5,480	168	5,480	168
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$9,244	$210	$9,244	$210
Grand total	$3,410	$110	$22,870	$538	$26,280	$648

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$152	$1,396	$1,548
Commercial real estate - non-owner occupied (1)	-	351	-	351	1,749	3,950	6,050
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	828	828
Residential 1-4 family (2)	890	-	-	890	1,365	38,550	40,805
Other consumer loans	-	-	-	-	-	82	82

Total	$890	$351	$-	$1,241	$3,266	$44,806	$49,313

Non-covered loans:
Commercial real estate - owner occupied	$100	$-	$-	$100	$212	$106,404	$106,716
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	196,313	196,313
Construction and land development	731	-	-	731	-	47,681	48,412
Commercial loans	154	-	-	154	2,967	114,679	117,800
Residential 1-4 family (2)	1,401	448	-	1,849	521	69,434	71,804
Other consumer loans	19	-	-	19	-	1,452	1,471

Total	$2,405	$448	$-	$2,853	$3,700	$535,963	$542,516

Total loans:
Commercial real estate - owner occupied	$100	$-	$-	$100	$364	$107,800	$108,264
Commercial real estate - non-owner occupied (1)	-	351	-	351	1,749	200,263	202,363
Construction and land development	731	-	-	731	-	47,681	48,412
Commercial loans	154	-	-	154	2,967	115,507	118,628
Residential 1-4 family (2)	2,291	448	-	2,739	1,886	107,984	112,609
Other consumer loans	19	-	-	19	-	1,534	1,553

Total	$3,295	$799	$-	$4,094	$6,966	$580,769	$591,829

December 31, 2013	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$1,603	$1,603
Commercial real estate - non-owner occupied (1)	503	-	-	503	245	5,766	6,514
Construction and land development	-	-	-	-	-	1	1
Commercial loans	-	-	-	-	-	1,097	1,097
Residential 1-4 family (2)	41	-	-	41	1,377	40,982	42,400
Other consumer loans	-	-	-	-	-	81	81

Total	$544	$-	$-	$544	$1,622	$49,530	$51,696

Non-covered loans:
Commercial real estate - owner occupied	$708	$283	$-	$991	$-	$105,234	$106,225
Commercial real estate - non-owner occupied (1)	359	-	-	359	-	171,653	172,012
Construction and land development	8	3	-	11	2,107	36,950	39,068
Commercial loans	522	968	-	1,490	3,070	99,724	104,284
Residential 1-4 family (2)	957	98	-	1,055	2,637	69,221	72,913
Other consumer loans	14	-	-	14	-	1,294	1,308

Total	$2,568	$1,352	$-	$3,920	$7,814	$484,076	$495,810

Total loans:
Commercial real estate - owner occupied	$708	$283	$-	$991	$-	$106,837	$107,828
Commercial real estate - non-owner occupied (1)	862	-	-	862	245	177,419	178,526
Construction and land development	8	3	-	11	2,107	36,951	39,069
Commercial loans	522	968	-	1,490	3,070	100,821	105,381
Residential 1-4 family (2)	998	98	-	1,096	4,014	110,203	115,313
Other consumer loans	14	-	-	14	-	1,375	1,389

Total	$3,112	$1,352	$-	$4,464	$9,436	$533,606	$547,506

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $2.5 million and $1.9 million at June 30, 2014 and December 31, 2013, respectively.

Activity in the allowance for non-covered loan and lease losses for the three and six months ended June 30, 2014 and 2013 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended June 30, 2014	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$616	$810	$1,152	$2,648	$1,102	$50	$927	$7,305
Charge offs	-	-	-	(260)	-	-	-	(260)
Recoveries	4	6	1	58	1	-		70
Provision	(24)	117	247	480	(318)	9	(311)	200
Ending balance	$596	$933	$1,400	$2,926	$785	$59	$616	$7,315

Three months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$898	$1,191	$1,048	$2,095	$1,296	$64	$560	$7,152
Charge offs	-	-	-	(266)	(480)	(1)	-	(747)
Recoveries	8	51	3	35	2	1	-	100
Provision	(174)	(152)	(25)	878	589	(9)	(382)	725
Ending balance	$732	$1,090	$1,026	$2,742	$1,407	$55	$178	$7,230

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Six months ended June 30, 2014	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039
Charge offs	(71)	-	-	(848)	(300)	-	-	(1,219)
Recoveries	8	12	1	92	2	5	-	120
Provision	(155)	(64)	331	885	(219)	-	597	1,375
Ending balance	$596	$933	$1,400	$2,926	$785	$59	$616	$7,315

Six months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967
Charge offs	-	(199)	(300)	(665)	(518)	(141)	-	(1,823)
Recoveries	8	51	5	74	123	1	-	262
Provision	(208)	(236)	351	1,223	639	162	(107)	1,824
Ending balance	$732	$1,090	$1,026	$2,742	$1,407	$55	$178	$7,230

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Activity in the allowance for covered loan and lease losses by class of loan for the three and six months ended June 30, 2014 and 2013 is summarized below (in thousands).

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended June 30, 2014	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$45	$-	$-	$-	$6	$-	$51
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	(36)	-	-	14	(2)	-	(24)
Provision	-	(9)	-	-	3	-	-	(6)
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

Three months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$-	$45	$-	$-	$-	$21	$-	$66
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$45	$-	$-	$-	$21	$-	$66

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.
(3) Includes home equity lines of credit.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Six months ended June 30, 2014	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$45	$-	$-	$-	$6	$-	$51
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	(36)	-	-	14	(2)	-	(24)
Provision	-	(9)	-	-	3	-	-	(6)
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

Six months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$-	$45	$-	$43	$-	$11	$-	$99
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	(35)	-	8	-	(27)
Provision	-	-	-	(8)	-	2	-	(6)
Ending balance	$-	$45	$-	$-	$-	$21	$-	$66

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.
(3) Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
June 30, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$100	$-	$-	$300	$-	$-	$-	$400
Collectively evaluated for impairment	496	933	1,400	2,626	785	59	616	6,915
Total ending allowance	$596	$933	$1,400	$2,926	$785	$59	$616	$7,315

Loans:
Individually evaluated for impairment	$100	$-	$-	$718	$-	$-	$-	$818
Collectively evaluated for impairment	106,616	196,313	48,412	117,082	71,804	1,471	-	541,698
Total ending loan balances	$106,716	$196,313	$48,412	$117,800	$71,804	$1,471	$-	$542,516

December 31, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$192	$-	$-	$325	$200	$-	$-	$717
Collectively evaluated for impairment	622	985	1,068	2,472	1,102	54	19	6,322
Total ending allowance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039

Loans:
Individually evaluated for impairment	$7,876	$359	$2,107	$4,873	$7,995	$-	$-	$23,210
Collectively evaluated for impairment	98,349	171,653	36,961	99,411	64,918	1,308	-	472,600
Total ending loan balances	$106,225	$172,012	$39,068	$104,284	$72,913	$1,308	$-	$495,810

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
June 30, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	17	4	-	21
Total ending allowance	$-	$-	$-	$-	$17	$4	$-	$21

Loans:
Individually evaluated for impairment	$762	$1,892	$-	$-	$1,209	$-	$-	$3,863
Collectively evaluated for impairment	786	4,158	-	828	39,596	82	-	45,450
Total ending loan balances	$1,548	$6,050	$-	$828	$40,805	$82	$-	$49,313

December 31, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	45	-	-	-	6	-	51
Total ending allowance	$-	$45	$-	$-	$-	$6	$-	$51

Loans:
Individually evaluated for impairment	$745	$2,145	$-	$-	$1,220	$-	$-	$4,110
Collectively evaluated for impairment	858	4,369	1	1,097	41,180	81	-	47,586
Total ending loan balances	$1,603	$6,514	$1	$1,097	$42,400	$81	$-	$51,696

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Troubled Debt Restructurings

A modification is classified as a troubled debt restructuring (“TDR”) if both of the following exist: (1) the borrower is experiencing financial difficulty and (2) the Bank has granted a concession to the borrower that it would not otherwise consider.  The Bank determines that a borrower may be experiencing financial difficulty if the borrower is currently delinquent on any of its debt, or if the Bank is concerned that the borrower may not be able to perform in accordance with the current terms of the loan agreement in the foreseeable future.  Many aspects of the borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of the loan structure, business/industry risk and borrower/guarantor structures.  Concessions may include the reduction of an interest rate at a rate lower than current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, or principal forgiveness.  When evaluating whether a concession has been granted, the Bank also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Bank for the restructured terms, or if the revised terms are consistent with those currently being offered to new loan customers.  The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is a TDR.

Although each occurrence is unique to the borrower and is evaluated separately, for all portfolio segments, TDRs are typically modified through reduction in interest rates, reductions in payments, changing the payment terms from principal and interest to interest only, and/or extensions in term maturity.

During the three and six months ending June 30, 2014, there were no loans modified in troubled debt restructurings.  No TDRs defaulted during the three and six months ending June 30, 2014, which had been modified in the previous 12 months.

Credit Quality Indicators

Through its system of internal controls Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful.  Special Mention loans are considered to be criticized.  Substandard and Doubtful loans are considered to be classified.  Southern National had no loans classified Doubtful at June 30, 2014 or December 31, 2013.

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

As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

June 30, 2014	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$762	$786	$1,548	$790	$10,871	$95,055	$106,716	$12,423	$95,841	$108,264
Commercial real estate - non-owner occupied (2)	1,892	4,158	6,050	-	338	195,975	196,313	2,230	200,133	202,363
Construction and land development	-	-	-	619	-	47,793	48,412	619	47,793	48,412
Commercial loans	-	828	828	31	8,942	108,827	117,800	8,973	109,655	118,628
Residential 1-4 family (4)	1,209	39,596	40,805	168	6,152	65,484	71,804	7,529	105,080	112,609
Other consumer loans	-	82	82	-	-	1,471	1,471	-	1,553	1,553

Total	$3,863	$45,450	$49,313	$1,608	$26,303	$514,605	$542,516	$31,774	$560,055	$591,829

December 31, 2013	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$745	$858	$1,603	$802	$7,876	$97,547	$106,225	$9,423	$98,405	$107,828
Commercial real estate - non-owner occupied (2)	2,145	4,369	6,514	-	359	171,653	172,012	2,504	176,022	178,526
Construction and land development	-	1	1	618	2,107	36,343	39,068	2,725	36,344	39,069
Commercial loans	-	1,097	1,097	31	4,873	99,380	104,284	4,904	100,477	105,381
Residential 1-4 family (4)	1,220	41,180	42,400	176	7,995	64,742	72,913	9,391	105,922	115,313
Other consumer loans	-	81	81	-	-	1,308	1,308	-	1,389	1,389

Total	$4,110	$47,586	$51,696	$1,627	$23,210	$470,973	$495,810	$28,947	$518,559	$547,506

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) Includes SBA guarantees of $2.5 million and $2.4 million as of June 30, 2014 and December 31, 2013, respectively.
(4) Includes home equity lines of credit.

5.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $7.8 million and $6.9 million as of June 30, 2014 and December 31, 2013, respectively.

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

At June 30, 2014 and December 31, 2013, we had unfunded lines of credit and undisbursed construction loan funds totaling $106.9 million and $105.8 million, respectively. We had approved loan commitments of $8.9 million at June 30, 2014, and we had no approved loan commitments as of December 31, 2013.  Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

6.     EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2014
Basic EPS	$1,772	11,607	$0.15
Effect of dilutive stock options and warrants	-	79	-
Diluted EPS	$1,772	11,686	$0.15

For the three months ended June 30, 2013
Basic EPS	$1,555	11,590	$0.13
Effect of dilutive stock options and warrants	-	44	-
Diluted EPS	$1,555	11,634	$0.13

For the six months ended June 30, 2014
Basic EPS	$3,414	11,599	$0.29
Effect of dilutive stock options and warrants	-	70	-
Diluted EPS	$3,414	11,669	$0.29

For the six months ended June 30, 2013
Basic EPS	$3,081	11,590	$0.27
Effect of dilutive stock options and warrants	-	33	-
Diluted EPS	$3,081	11,623	$0.27

There were 605,439 and 614.535 anti-dilutive options and warrants for the three and six months ended June 30, 2014, respectively. Anti-dilutive options and warrants totaled 671,262 and 682,365 for the three and six months ended June 30, 2013, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,207	$-	$2,207	$-

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$1,993	$-	$1,993	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 9.03% to 14.24% at June 30, 2014.  The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 10.97% to 14.97% at December 31, 2013. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the three months ended June 30, 2014.  The assumptions used in the analysis included a 4.8% prepayment speed, 3.3% default rate, a 58% loss severity and an accounting yield of 2.38% at June 30, 2014.  The assumptions used in the analysis at December 31, 2013, included a 4.3% prepayment speed, 8.9% default rate, a 51% loss severity and an accounting yield of 1.38%.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral.  In some cases appraised value is net of costs to sell.  Estimated selling costs range from 6% to 10% of collateral valuation at June 30, 2014 and December 31, 2013. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $26.3 million (including SBA guarantees of $2.5 million and HarVest loans of $859 thousand) as of June 30, 2014 with an allocated allowance for loan losses totaling $400 thousand compared to a carrying amount of $23.2 million (including SBA guarantees of $2.4 million) with an allocated allowance for loan losses totaling $717 thousand at December 31, 2013. Charge offs related to the impaired loans at June 30, 2014 totaled $260 thousand and $776 thousand for the three and six months ended June 30, 2014, respectively, compared to $746 thousand and $1.2 million for the three and six months ended June 30, 2013.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell.  In some cases appraised value is net of costs to sell.  Selling costs have been in the range from 6% to 7.6% of collateral valuation at June 30, 2014 and December 31, 2013. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment.  At June 30, 2014, the total amount of OREO was $13.3 million, of which $11.9 million was non-covered and $1.4 million was covered.

At December 31, 2013, the total amount of OREO was $11.8 million, of which $9.6 million was non-covered (including $509 thousand acquired from HarVest) and $2.2 million was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Securities held to maturity:
Trust preferred securities	$509			$509
Impaired non-covered loans:
Commercial real estate - owner occupied	10,771			10,771
Commercial real estate - non-owner occupied (1)	338			338
Commercial loans	8,642			8,642
Residential 1-4 family	6,152			6,152
Impaired covered loans:
Commercial real estate - owner occupied	762			762
Commercial real estate - non-owner occupied (1)	1,892			1,892
Residential 1-4 family	1,209			1,209
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Construction and land development	7,324			7,324
Residential 1-4 family	4,074			4,074
Covered other real estate owned:
Commercial real estate - non-owner occupied (1)	1,450			1,450

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$7,684			$7,684
Commercial real estate - non-owner occupied (1)	359			359
Construction and land development	2,107			2,107
Commercial loans	4,548			4,548
Residential 1-4 family	7,795			7,795
Impaired covered loans:
Commercial real estate - owner occupied	745			745
Commercial real estate - non-owner occupied (1)	2,145			2,145
Residential 1-4 family	1,220			1,220
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	6,066			6,066
Residential 1-4 family	1,710			1,710
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial real estate - non-owner occupied (1)	1,450			1,450
Commercial	79			79
Residential 1-4 family	127			127

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		June 30, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$24,231	$24,231	$20,856	$20,856
Securities available for sale	See previous table	2,207	2,207	1,993	1,993
Securities held to maturity	Level 2 & Level 3	84,830	83,491	82,443	76,193
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	6,908	n/a	5,915	n/a
Net non-covered loans	Level 3	533,715	538,120	487,318	493,472
Net covered loans	Level 3	49,299	55,207	51,650	57,564
Accrued interest receivable	Level 2 & Level 3	2,298	2,298	2,186	2,186
FDIC indemnification asset	Level 3	4,378	2,274	5,804	4,220
Financial liabilities:
Demand deposits	Level 1	71,298	71,298	68,940	68,940
Money market and savings accounts	Level 1	142,764	142,764	147,854	147,854
Certificates of deposit	Level 3	355,169	355,905	323,565	324,733
Securities sold under agreements to repurchase and other short-term borrowings	Level 1	66,852	66,852	34,545	34,545
FHLB advances	Level 3	25,000	25,734	30,250	31,168
Accrued interest payable	Level 1 & Level 3	420	420	341	341

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

8.    ACQUISTIONS

As previously announced, on January 8, 2014, Southern National Bancorp of Virginia, Inc. entered into a merger agreement with Prince George’s Federal Savings Bank (FSB). Prince George’s FSB, with assets of approximately $104 million, was founded in 1931 and is headquartered in Upper Marlboro, which is the County Seat of Prince George’s County, Maryland. Prince George’s FSB has four offices, all of which are in Maryland, including a main office in Upper Marlboro and three branch offices in Dunkirk, Brandywine and Huntingtown. Upon completion of the cash and stock transaction with a value of approximately $11.5 million, the combined company will have approximately $871 million in total assets, $660 million in total deposits, and $656 million in total loans.

On May 15, 2014, Southern National Bancorp of Virginia Inc., Jerry Flowers of Southern Trust Mortgage (STM), and Eastern Virginia Bankshares (EVB), the holding company for EVB, announced that the two banks and Jerry Flowers have completed the previously announced  purchase of the 62 percent of STM currently owned by Middleburg Bank.  Jerry Flowers and other STM executives now own 51.1 percent of STM, Sonabank owns 44 percent and EVB owns 4.9 percent.

Sonabanks’s investment in STM totaled $5.0 million, including preferred shares in the amount of $1.8 million.  The investment is being accounted for under the equity method.

STM is a mortgage banking company headquartered in Virginia Beach. It was founded in 1998 by Jerry Flowers, and has mortgage banking originators in Virginia, Maryland, North Carolina and South Carolina. Southern Trust Mortgage only originates retail mortgage production.

STM is an approved Fannie Mae, Freddie Mac, VA and FHA lender. In addition, Southern Trust Mortgage is one of a select few lenders to have received approval from Ginnie Mae to issue securities on its behalf. Having all agency approvals greatly expands the mortgage products and therefore expands Sonabank’s ability to positively impact the lives of our customer base with mortgage products suited to every economic spectrum.  Southern Trust Mortgage is experienced in originating FHLB first time homebuyer grants for low to moderate income borrowers in their lending footprint.  Sonabank is particularly excited about the future of FHLB programs for underserved markets and low income borrowers.

This relationship provides us a partnership in which to expand our consumer real estate services with STM loan officers assigned to various Sonabank branches.  STM will originate nonconforming residential mortgage loans for Sonabank’s portfolio in its footprint in accordance with credit criteria provided by Sonabank. Southern Trust Mortgage has a history of originating portfolio loans for their banking partners with a focus on compliance and risk management.  This is similar to arrangements that had been in place with Middleburg Bank.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV.  This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2013.  Results of operations for the six month period ended June 30, 2014 are not necessarily indicative of results that may be attained for any other period.

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

28

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
●
the risk that our deferred tax assets could be reduced if future taxable income  is less than currently estimated, if corporate tax rates in the future are less than current rates,  or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes; and

29

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

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended June 30, 2014 was $1.8 million and $3.4 million for the first half of 2014. That compares to $1.6 million and $3.1 million for the three and six months ended June 30, 2013.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $7.9 million in the quarter ended June 30, 2014 compared to $7.4 million during the same period last year. The accretion of the discount on Greater Atlantic Bank’s loans contributed $511 thousand to second quarter 2014 net interest income compared to $361 thousand during the second quarter of 2013. The accretion of the discount on HarVest’s loans contributed $255 thousand in the second quarter of 2014 compared to $440 thousand during the second quarter of 2013. Sonabank’s net interest margin was 4.71% in the second quarter of 2014 compared to 4.57% during the comparable quarter last year and 4.72% during the first quarter of 2014.

Net interest income was $15.4 million during the six months ended June 30, 2014, compared to $15.1 million during the comparable period in the prior year. The accretion of the discount on Greater Atlantic Bank’s loans contributed $923 thousand to net interest income during the six months ended June 30, 2014, compared to $808 thousand during the first half of 2013. The accretion of the discount on HarVest’s loans contributed $532 thousand in the first six months of 2014 compared to $809 thousand during the same period last year. The cost of funds decreased from 0.89% for the six months ended June 30, 2013, to 0.76% for the six months ended June 30, 2014. Sonabank’s net interest margin was 4.71% in the first six months of 2014 compared to 4.76% during the same period last year.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Quarters Ended
	6/30/2014			6/30/2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$562,483	$8,100	5.78%	$505,106	$7,765	6.17%
Investment securities	88,213	666	3.02%	83,521	557	2.67%
Other earning assets	18,662	160	3.44%	58,488	227	1.56%

Total earning assets	669,358	8,926	5.35%	647,115	8,549	5.30%
Allowance for loan losses	(7,483)			(7,304)
Total non-earning assets	73,920			72,567
Total assets	$735,795			$712,378

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$23,810	7	0.11%	$23,101	16	0.28%
Money market accounts	122,431	85	0.28%	155,843	124	0.32%
Savings accounts	19,751	32	0.65%	10,759	16	0.60%
Time deposits	348,817	773	0.89%	322,638	864	1.07%
Total interest-bearing deposits	514,809	897	0.70%	512,341	1,020	0.80%
Borrowings	58,271	170	1.17%	45,799	155	1.36%
Total interest-bearing liabilities	573,080	1,067	0.75%	558,140	1,175	0.84%
Noninterest-bearing liabilities:
Demand deposits	49,738			43,920
Other liabilities	4,766			5,550
Total liabilites	627,584			607,610
Stockholders’ equity	108,211			104,768
Total liabilities and stockholders’ equity	$735,795			$712,378
Net interest income		7,859			7,374
Interest rate spread			4.60%			4.45%
Net interest margin			4.71%			4.57%

(1)  Includes loan fees in both interest income and the calculation of the yield on loans.
(2)  Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest
	Analysis For the Six Months Ended
	6/30/2014			6/30/2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$553,347	$15,856	5.78%	$509,514	$16,109	6.38%
Investment securities	86,421	1,271	2.94%	84,041	1,124	2.67%
Other earning assets	21,068	440	4.21%	48,659	339	1.40%

Total earning assets	660,836	17,567	5.36%	642,214	17,572	5.52%
Allowance for loan losses	(7,455)			(7,478)
Total non-earning assets	71,640			71,364
Total assets	$725,021			$706,100

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$23,408	13	0.11%	$23,927	31	0.26%
Money market accounts	125,973	174	0.28%	157,263	314	0.40%
Savings accounts	18,549	59	0.64%	10,424	29	0.56%
Time deposits	340,483	1,547	0.92%	313,652	1,746	1.12%
Total interest-bearing deposits	508,413	1,793	0.71%	505,266	2,120	0.85%
Borrowings	56,158	328	1.18%	46,522	308	1.34%
Total interest-bearing liabilities	564,571	2,121	0.76%	551,788	2,428	0.89%
Noninterest-bearing liabilities:
Demand deposits	48,023			44,751
Other liabilities	4,691			5,270
Total liabilites	617,285			601,809
Stockholders’ equity	107,736			104,291
Total liabilities and stockholders’ equity	$725,021			$706,100
Net interest income		$15,446			$15,144
Interest rate spread			4.60%			4.63%
Net interest margin			4.71%			4.76%

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

The provision for loan losses in the second quarter of 2014 was $194 thousand, down from $725 thousand in the second quarter of 2013. For the six months ended June 30, 2014, the provision for loan losses was $1.4 million compared to $1.8 million for the same period last year.

Net charge offs during the quarter ended June 30, 2014 were $190 thousand compared to $648 thousand during the second quarter of 2013. Net charge offs during the six months ended June 30, 2014 were $1.1 million compared to $1.6 million during the first half of 2013.

Noninterest Income

The following tables present the major categories of noninterest income for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended
	June 30,
	2014	2013	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$195	$203	$(8)
Income from bank-owned life insurance	157	148	9
Equity income from mortgage affiliate	331	-	331
Net impairment losses recognized in earnings	(25)	-	(25)
Gain on other assets	-	13	(13)
Other	55	84	(29)
Total noninterest income	$713	$448	$265

	For the Six Months Ended
	June 30,
	2014	2013	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$373	$396	$(23)
Income from bank-owned life insurance	297	297	-
Equity income from mortgage affiliate	331	-	331
Gain on other assets	202	13	189
Net gain on sale of available for sale securities	-	142	(142)
Net impairment losses recognized in earnings	(41)	(3)	(38)
Other	92	139	(47)
Total noninterest income	$1,254	$984	$270

During the second quarter of 2014, Sonabank had noninterest income of $713 thousand compared to noninterest income of $448 thousand during the second quarter of 2013. We recognized income from our investment in STM in the amount of $331 thousand.  In addition, there was an other than temporary impairment (“OTTI”) of $25 thousand in one trust preferred security during the second quarter of 2014 compared to no OTTI charges during the second quarter of 2013.

Noninterest income increased to $1.3 million in the first six months of 2014 from $984 thousand in the first six months of 2013. In addition to the income from the STM investment, we sold part of our investment in CapitalSouth Partners Fund III, a Small Business Investment Company, for a gain of $202 thousand.  There were OTTI charges of $41 thousand in one trust preferred security during the six months ended June 30, 2014.  During the same period last year, there were OTTI charges of $3 thousand, and a gain on the sale of available for sale securities in the amount of $142 thousand.

Noninterest Expense

The following tables present the major categories of noninterest expense for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended
	June 30,
	2014	2013	Change
	(dollars in thousands)
Salaries and benefits	$2,427	$2,176	$251
Occupancy expenses	759	753	6
Furniture and equipment expenses	188	171	17
Amortization of core deposit intangible	45	123	(78)
Virginia franchise tax expense	113	115	(2)
Merger expenses	209	-	209
FDIC assessment	127	224	(97)
Data processing expense	134	154	(20)
Telephone and communication expense	180	163	17
Change in FDIC indemnification asset	311	107	204
Net loss on other real estate owned	180	62	118
Other operating expenses	972	750	222
Total noninterest expense	$5,645	$4,798	$847

	For the Six Months Ended
	June 30,
	2014	2013	Change
	(dollars in thousands)
Salaries and benefits	$4,816	$4,422	$394
Occupancy expenses	1,531	1,513	18
Furniture and equipment expenses	375	327	48
Amortization of core deposit intangible	90	246	(156)
Virginia franchise tax expense	229	242	(13)
Merger expenses	422	-	422
FDIC assessment	252	458	(206)
Data processing expense	260	302	(42)
Telephone and communication expense	358	341	17
Change in FDIC indemnification asset	435	237	198
Net (gain) loss on other real estate owned	(239)	118	(357)
Other operating expenses	1,635	1,543	92
Total noninterest expense	$10,164	$9,749	$415

Noninterest expenses were $5.6 million and $10.2 million during the second quarter and the first half of 2014, respectively, compared to $4.8 million and $9.7 million during the same periods in 2013. Merger and deal expenses were $209 thousand in the second quarter of 2014 and $422 thousand during the first half of 2014. There were no such expenses in 2013.  During the six months ended June 30, 2014, we sold five properties in Other Real Estate Owned (OREO) resulting in gains of $705 thousand.  We also sold three other OREO properties resulting in losses of $466 thousand, and the net gain for the six months ended June 30, 2014 was $239 thousand.  This compared to a loss on OREO of $118 thousand for the first half of 2013.  We retained an outside firm to perform an analysis of our FDIC indemnification asset. It is the same firm which performed the same analysis a year ago. The results of the analysis will be to increase the amortization of our Indemnification Asset over the next three quarters since the commercial loans of Greater Atlantic Bank have performed significantly better than we expected and the Indemnification Asset on the commercial loan portfolio expires at the end of this year. The residential Indemnification Asset has more than five years left to run. As a result of the analysis of the FDIC indemnification asset, the amortization expense of the indemnification asset increased from $237 thousand for the six months ended June 30, 2013, to $435 thousand for the six months ended June 30, 2014.  For the quarter ended June 30, 2014, the amortization expense was $311 thousand compared to $107 thousand for the second quarter of 2013.

The efficiency ratio was 62.90% during the six months ended June 30, 2014 compared to 60.28% during the first six months of 2013. It continues to be a challenge to support the additional risk management costs mandated by the regulators.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $774.7 million as of June 30, 2014 compared to $716.2 million as of December 31, 2013.  Net loans receivable increased from $539.0 million at the end of 2013 to $583.0 million at June 30, 2014.

Total deposits were $569.2 million at June 30, 2014 compared to $540.4 million at December 31, 2013. Certificates of deposit increased $31.6 million during the six months.  This was partially offset by a decrease in money market accounts of $12.2 million during the six months ended June 30, 2014.  Noninterest-bearing deposits were $49.3 million at June 30, 2014 and $44.6 million at December 31, 2013.  Savings accounts increased from $17.0 million at December 31, 2013, to $24.1 million at June 30, 2014.

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

The following table summarizes the composition of our loan portfolio as of June 30, 2014 and December 31, 2013:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	June 30, 2014			December 31, 2013
Loans secured by real estate:
Commercial real estate - owner-occupied	$1,548	$106,716	$108,264	$1,603	$106,225	$107,828
Commercial real estate - non-owner-occupied	5,759	174,100	179,859	5,829	150,008	155,837
Secured by farmland	-	499	499	100	508	608
Construction and land loans	-	48,412	48,412	1	39,068	39,069
Residential 1-4 family	15,996	64,220	80,216	16,631	66,482	83,113
Multi- family residential	291	21,714	22,005	585	21,496	22,081
Home equity lines of credit	24,809	7,584	32,393	25,769	6,431	32,200
Total real estate loans	48,403	423,245	471,648	50,518	390,218	440,736

Commercial loans	828	117,800	118,628	1,097	104,284	105,381
Consumer loans	82	1,471	1,553	81	1,308	1,389
Gross loans	49,313	542,516	591,829	51,696	495,810	547,506

Less deferred fees on loans	7	(1,486)	(1,479)	5	(1,453)	(1,448)
Loans, net of deferred fees	$49,320	$541,030	$590,350	$51,701	$494,357	$546,058

(1) Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement.

As of June 30, 2014 and December 31, 2013, substantially all of our loans were to customers located in Virginia and Maryland.  We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Total loans outstanding increased from $546.1 million at the end of 2013 to $590.4 million at June 30, 2014. Some of the increase was due to the loans purchased from STM ($2.5 million) and some was attributable to the increase in the outstandings under the warehouse line for STM to $10 million at the end of the quarter. The remainder ($31.8 million) was attributable to loan growth in the ordinary course of events. The brutally competitive environment which characterized what we had to deal with a year ago has diminished. We’re seeing what we believe is real economic growth in our markets, For example, one of our clients with three car washes is building another. Another with three gas stations is looking at buying another.

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

Non-covered Loans and Assets

Non-covered loans evaluated for impairment totaled $26.3 million with allocated allowance for loan losses in the amount of $400 thousand as of June 30, 2014, including $3.7 million of nonaccrual loans. This compares to $23.2 million of impaired loans with allocated allowance for loan losses in the amount of $717 thousand at December 31, 2013, including $7.8 million of nonaccrual loans. The nonaccrual loans included SBA guaranteed amounts of $2.5 million $1.9 million at June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014 and December 31, 2013 there were no loans past due 90 days or more and accruing interest.

Non-covered nonperforming assets decreased from $17.4 million at December 31, 2013 to $15.6 million at June 30, 2014.

Non-covered OREO as of June 30, 2014 was $11.9 million compared to $9.6 million as of the end of 2013. During the first six months of 2014 we disposed of two non-covered properties in the aggregate amount of $1.9 million. In addition, OREO increased by an aggregate of $4.4 million as a result of foreclosures. We also recognized impairment losses on two properties totaling $200 thousand.

Sonabank has an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans.  The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at June 30, 2014.

The following table presents a comparison of non-covered nonperforming assets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013

Nonaccrual loans	$3,700	$7,814
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	3,700	7,814
Other real estate owned	11,859	9,579
Total nonperforming assets	$15,559	$17,393

SBA guaranteed amounts included in nonaccrual loans	$2,462	$1,852

Allowance for loan losses to nonperforming loans	197.68%	90.08%
Allowance for loan losses to total non-covered loans	1.35%	1.42%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	1.81%	2.35%

A modification is classified as a troubled debt restructuring (“TDR”) if both of the following exist: (1) the borrower is experiencing financial difficulty and (2) the Bank has granted a concession to the borrower that it would not otherwise consider.  The Bank determines that a borrower may be experiencing financial difficulty if the borrower is currently delinquent on any of its debt, or if the Bank is concerned that the borrower may not be able to perform in accordance with the current terms of the loan agreement in the foreseeable future.  Many aspects of the borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of the loan structure, business/industry risk and borrower/guarantor structures.  Concessions may include the reduction of an interest rate at a rate lower than current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, or principal forgiveness.  When evaluating whether a concession has been granted, the Bank also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Bank for the restructured terms, or if the revised terms are consistent with those currently being offered to new loan customers.  The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is a TDR.

Although each occurrence is unique to the borrower and is evaluated separately, for all portfolio segments, TDRs are typically modified through reduction in interest rates, reductions in payments, changing the payment terms from principal and interest to interest only, and/or extensions in term maturity.

During the three and six months ending June 30, 2014, there were no loans modified in troubled debt restructurings.  No TDRs defaulted during the three and six months ending June 30, 2014, which had been modified in the previous 12 months.

Covered Loans and Assets

Covered loans identified as impaired totaled $3.9 million as of June 30, 2014 and $4.1million as of December 31, 2013. Nonaccrual loans were $3.3 million and $1.6 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, there were no loans past due 90 days or more and accruing interest.

Securities

Investment securities, available for sale and held to maturity, were $87.0 million at June 30, 2014 and $84.4 million at December 31, 2013.  The increase was primarily due to the purchases of $5.0 million in a callable agency security and $670 thousand in a municipal bond net of repayments in the first six months of 2014.

At June 30, 2014, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	BBB	$5,844	$5,307	$3,843	17%	$272
MMCF III B	Senior Sub	A3	A-	Ba1	CC	331	325	201	34%	6
						6,175	5,632	4,044		$278

										Cumulative Other	Cumulative
										Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	509	509	41%	591	$400
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,163	57	435	27%	813	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	227	23%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,095	27	312	20%	377	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,149	475	602	15%	1,013	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,256	30	81	33%	667	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,165	120	573	14%	865	1,180
						14,367	1,218	2,739		$4,333	$8,816

Total						$20,542	$6,850	$6,783

(1) Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2) Pre-tax

Our largest pooled trust preferred security is ALESCO VII A 1B , which was rated triple A at acquisition which is now rated A3 (Moody’s,) BBB (Fitch) and B+ (S&P).

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

We recognized OTTI charges of $25 thousand and $41 thousand during the three and six months ended June 30, 2014 related to the TPREF Funding II security. We recognized no OTTI charges during the second quarter of 2013 and recognized OTTI charges of $3 thousand during the first six months of 2013.

Other securities in our investment portfolio are as follows:

●	residential government-sponsored mortgage-backed securities in the amount of $23.5 million and residential government-sponsored collateralized mortgage obligations totaling $3.9 million

●	callable agency securities in the amount of $35.0 million

●	municipal bonds in the amount of $17.3 million with a taxable equivalent yield of 3.13% and ratings as follows:

Rating		Amount
Service	Rating	(in thousands)
Moody’s	Aaa	$505
Moody’s	Aa2	3,633
Moody’s	Aa3	719
Moody’s	A1	1,188
Standard & Poor’s	AAA	3,144
Standard & Poor’s	AA	7,423
Standard & Poor’s	AA-	604
		$17,216

In accordance with regulatory guidance we have performed an independent analysis on each security and monitor the portfolio on an ongoing basis.

●	SARM 2005-22 1A2 in the amount of $630 thousand, a residential collateralized mortgage obligation that is not government-sponsored

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

During the six months ended June 30, 2014, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At June 30, 2014, we had $106.9 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $8.9 million at June 30, 2014. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Southern National
Tier 1 risk-based capital ratio	$101,985	17.23%	$23,671	4.00%	$35,506	6.00%
Total risk-based capital ratio	109,320	18.47%	47,342	8.00%	59,177	10.00%
Leverage ratio	101,985	14.04%	29,055	4.00%	36,319	5.00%
Sonabank
Tier 1 risk-based capital ratio	$100,835	17.05%	$23,657	4.00%	$35,486	6.00%
Total risk-based capital ratio	108,171	18.29%	47,314	8.00%	59,143	10.00%
Leverage ratio	100,835	13.89%	29,042	4.00%	36,303	5.00%

December 31, 2013
Southern National
Tier 1 risk-based capital ratio	$99,700	18.56%	$21,489	4.00%	$32,234	6.00%
Total risk-based capital ratio	106,406	19.81%	42,978	8.00%	53,723	10.00%
Leverage ratio	99,700	14.22%	28,038	4.00%	35,048	5.00%
Sonabank
Tier 1 risk-based capital ratio	$98,958	18.43%	$21,478	4.00%	$32,217	6.00%
Total risk-based capital ratio	105,660	19.68%	42,956	8.00%	53,695	10.00%
Leverage ratio	98,958	14.12%	28,027	4.00%	35,034	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of June 30, 2014 and as of December 31, 2013, and all changes are within our ALM Policy guidelines:

	Sensitivity of Economic Value of Equity As of June 30, 2014

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$104,281	$(18,337)	-14.95%	13.46%	95.81%
Up 300	107,446	(15,172)	-12.37%	13.87%	98.72%
Up 200	111,297	(11,321)	-9.23%	14.37%	102.26%
Up 100	116,522	(6,096)	-4.97%	15.04%	107.06%
Base	122,618	-	0.00%	15.83%	112.66%
Down 100	120,547	(2,071)	-1.69%	15.56%	110.75%
Down 200	117,401	(5,217)	-4.25%	15.15%	107.86%

	Sensitivity of Economic Value of Equity
	As of December 31, 2013

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$104,514	$(15,340)	-12.80%	14.59%	98.03%
Up 300	106,947	(12,907)	-10.77%	14.93%	100.31%
Up 200	110,177	(9,677)	-8.07%	15.38%	103.34%
Up 100	114,794	(5,060)	-4.22%	16.03%	107.67%
Base	119,854	-	0.00%	16.74%	112.42%
Down 100	117,479	(2,375)	-1.98%	16.40%	110.19%
Down 200	114,952	(4,902)	-4.09%	16.05%	107.82%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2014 and December 31, 2013 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of June 30, 2014

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$34,616	$6,633	4.74%	0.89%
Up 300	32,665	4,682	4.48%	0.63%
Up 200	30,804	2,821	4.23%	0.38%
Up 100	29,187	1,204	4.02%	0.17%
Base	27,983	-	3.85%	0.00%
Down 100	27,951	(32)	3.85%	0.00%
Down 200	27,656	(327)	3.81%	-0.04%

	Sensitivity of Net Interest Income
	As of December 31, 2013

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$32,376	$5,627	4.87%	0.83%
Up 300	30,565	$3,816	4.60%	0.56%
Up 200	28,856	$2,107	4.35%	0.31%
Up 100	27,547	$798	4.16%	0.12%
Base	26,749	$-	4.04%	0.00%
Down 100	27,206	$457	4.11%	0.07%
Down 200	26,319	$(430)	3.97%	-0.07%
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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of June 30, 2014.

ITEM 1A – RISK FACTORS

As of June 30, 2014 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

August 6, 2014	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

August 6, 2014	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer

