Form 10-Q
period 2014-09-30
Southern National Bancorp of Virginia Inc
filed 2014-11-10
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of October 31, 2014, there were 12,196,070 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-Q
September 30, 2014

INDEX

		PAGE

PART 1 - FINANCIAL INFORMATION

Item 1 -	Financial Statements
	Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	2
	Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013	3
	Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2014	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	5
	Notes to Consolidated Financial Statements	6- 28

	Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	29- 41

	Item 3 – Quantitative and Qualitative Disclosures about Market Risk	42-46

	Item 4 – Controls and Procedures	47

PART II - OTHER INFORMATION

	Item 1 – Legal Proceedings	47

	Item 1A – Risk Factors	47

	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	47

	Item 3 – Defaults Upon Senior Securities	47

	Item 4 – Mine Safety Disclosures	47

	Item 5 – Other Information	47

	Item 6 - Exhibits	48

	Signatures	49

	Certifications

ITEM I - FINANCIAL INFORMATION
PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts) (Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$5,541	$2,679
Interest-bearing deposits in other financial institutions	40,262	18,177
Total cash and cash equivalents	45,803	20,856

Securities available for sale, at fair value	2,271	1,993

Securities held to maturity, at amortized cost
(fair value of $88,970 and $76,193, respectively)	89,993	82,443

Covered loans	47,989	51,701
Non-covered loans	617,845	494,357
Total loans	665,834	546,058
Less allowance for loan losses	(7,124)	(7,090)
Net loans	658,710	538,968

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,131	5,915
Equity investment in mortgage affiliate	3,745	-
Preferred investment in mortgage affiliate	1,805	-
Bank premises and equipment, net	9,443	6,324
Goodwill	12,073	9,160
Core deposit intangibles, net	1,424	813
FDIC indemnification asset	3,970	5,804
Bank-owned life insurance	20,829	18,374
Other real estate owned	12,955	11,792
Deferred tax assets, net	8,205	8,281
Other assets	5,662	5,462

Total assets	$883,019	$716,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$70,679	$44,643
Interest-bearing deposits:
NOW accounts	23,658	24,297
Money market accounts	138,390	130,855
Savings accounts	41,047	16,999
Time deposits	424,311	323,565
Total interest-bearing deposits	627,406	495,716
Total deposits	698,085	540,359

Securities sold under agreements to repurchase and other
short-term borrowings	37,779	39,795
Federal Home Loan Bank (FHLB) advances	25,000	25,000
Other liabilities	5,775	4,417
Total liabilities	766,639	609,571

Commitments and contingencies (See Note 5)	-	-

Stockholders’ equity:

Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 12,194,570 shares at September 30, 2014 and 11,590,612 at December 31, 2013	122	116
Additional paid in capital	103,791	97,127
Retained earnings	15,486	12,561
Accumulated other comprehensive loss	(3,019)	(3,190)
Total stockholders’ equity	116,380	106,614

Total liabilities and stockholders’ equity	$883,019	$716,185

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013

Interest and dividend income:
Interest and fees on loans	$9,181	$8,168	$25,037	$24,277
Interest and dividends on taxable securities	551	504	1,634	1,540
Interest and dividends on tax exepmt securities	101	71	289	159
Interest and dividends on other earning assets	151	104	591	443
Total interest and dividend income	9,984	8,847	27,551	26,419
Interest expense:
Interest on deposits	986	966	2,779	3,086
Interest on borrowings	186	157	514	465
Total interest expense	1,172	1,123	3,293	3,551

Net interest income	8,812	7,724	24,258	22,868

Provision for loan losses	975	1,197	2,344	3,015
Net interest income after provision for loan losses	7,837	6,527	21,914	19,853

Noninterest income:
Account maintenance and deposit service fees	220	198	594	593
Income from bank-owned life insurance	159	147	455	445
Equity income from mortgage affiliate	176	-	507	-
Gain on other assets	-	-	202	13
Net gain on sale of available for sale securities	-	-	-	142
Total other-than-temporary impairment losses (OTTI)	-	-	(41)	(3)
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	-	-
Net credit related OTTI recognized in earnings	-	-	(41)	(3)
Other	54	30	145	169

Total noninterest income	609	375	1,862	1,359

Noninterest expenses:
Salaries and benefits	2,671	2,338	7,487	6,760
Occupancy expenses	804	768	2,335	2,280
Furniture and equipment expenses	195	197	571	524
Amortization of core deposit intangible	61	123	151	368
Virginia franchise tax expense	113	115	342	357
Merger expenses	65	-	487	-
FDIC assessment	149	218	401	676
Data processing expense	146	131	406	433
Telephone and communication expense	198	166	556	507
Change in FDIC indemnification asset	403	113	837	350
Net (gain) loss on other real estate owned	(194)	(698)	(433)	(580)
Other operating expenses	678	790	2,313	2,334
Total noninterest expenses	5,289	4,261	15,453	14,009
Income before income taxes	3,157	2,641	8,323	7,203
Income tax expense	1,049	861	2,801	2,341
Net income	$2,108	$1,780	$5,522	$4,862
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$66	$(12)	$283	$(207)
Realized amount on securities sold, net	-	-	-	(142)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	-	-	35	97
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	(17)	(12)	(59)	(32)
Net unrealized gain (loss)	49	(24)	259	(284)
Tax effect	(17)	8	(88)	96
Other comprehensive income (loss)	32	(16)	171	(188)
Comprehensive income	$2,140	$1,764	$5,693	$4,674
Earnings per share, basic	$0.18	$0.15	$0.47	$0.42
Earnings per share, diluted	$0.17	$0.15	$0.47	$0.42

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SPETEMBER 30, 2014
(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2013	$116	$97,127	$12,561	$(3,190)	$106,614
Comprehensive income:
Net income			5,522		5,522
Change in unrealized loss on securities available for sale (net of tax benefit, $96)				187	187
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $8 and accretion, $59 and amounts recorded into other comprehensive income at transfer)				(16)	(16)
Dividends on common stock ($.22 per share)			(2,597)		(2,597)
Issuance of common stock under Stock Incentive Plan (78,100 shares)	1	688			689
Issuance of common stock in exchange for net assets in acquisition (525,858 shares)	5	5,743			5,748
Stock-based compensation expense		233			233

Balance - September 30, 2014	$122	$103,791	$15,486	$(3,019)	$116,380

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(dollars in thousands) (Unaudited)

	2014	2013

Operating activities:
Net income	$5,522	$4,862
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	549	495
Amortization of core deposit intangible	151	368
Other amortization, net	143	275
Accretion of loan discount	(2,305)	(2,725)
Amortization of FDIC indemnification asset	837	350
Provision for loan losses	2,344	3,015
Earnings on bank-owned life insurance	(455)	(445)
Equity income on mortgage affiliate	(507)	-
Stock based compensation expense	233	205
Net gain on sale of available for sale securities	-	(142)
Impairment loss on securities (OTTI)	41	3
Net gain on other real estate owned	(433)	(580)
Net decrease in other assets	1,232	2,261
Net increase (decrease) in other liabilities	860	(757)
Net cash and cash equivalents provided by operating activities	8,212	7,185
Investing activities:
Proceeds from sales of available for sale securities	-	159
Purchases of held to maturity securities	(12,243)	(11,345)
Proceeds from paydowns, maturities and calls of held to maturity securities	4,616	14,497
Loan originations and payments, net	(62,358)	(2,996)
Proceeds from sale of PGFSB loans	3,499	-
Net cash received in PGFSB acquisition	22,430	-
Purchase of bank-owned life insurance	(2,000)	-
Investment in mortgage affiliate	(5,043)	-
Net (increase) decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	(123)	972
Payments received on FDIC indemnification asset	1,018	1,016
Proceeds from sale of other real estate owned	3,029	3,902
Purchases of bank premises and equipment	(664)	(204)
Net cash and cash equivalents provided by (used in) investing activities	(47,839)	6,001
Financing activities:
Net increase (decrease) in deposits	68,498	(5,023)
Cash dividends paid - common stock	(2,597)	(2,086)
Issuance of common stock under Stock Incentive Plan	689	3
Net decrease in securities sold under agreement to repurchase and other short-term borrowings	(2,016)	(12,930)
Net cash and cash equivalents provided by (used in) financing activities	64,574	(20,036)
Increase (decrease) in cash and cash equivalents	24,947	(6,850)
Cash and cash equivalents at beginning of period	20,856	39,200
Cash and cash equivalents at end of period	$45,803	$32,350
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$3,144	$3,419
Income taxes	2,238	3,113
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	4,409	3,044
Transfer from covered loans to other real estate owned	-	4,158
Issuance of common stock in exchange for net assets in acquisition	5,748	-

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014

1.	ORGANIZATION AND ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005. The principal activities of Sonabank are to attract deposits and originate loans as permitted under applicable banking regulations. Sonabank operates 15 branches in Virginia located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Loudoun County (Middleburg, Leesburg (2), and South Riding), Front Royal, New Market, Richmond, Haymarket and Clifton Forge, and nine branches in Maryland in Rockville, Shady Grove, Germantown, Frederick, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

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

The merger with Prince George’s Federal Savings Bank (PGFSB) was completed on August 1, 2014. Southern National acquired PGFSB in a cash and stock transaction. PGFSB was founded in 1931 and is headquartered in Upper Marlboro, which is the County Seat of Prince George’s County, Maryland. Prince George’s FSB has four offices, all of which are in Maryland, including a main office in Upper Marlboro and three branch offices in Dunkirk, Brandywine and Huntingtown. Prince George’s FSB has an excellent core deposit base reflecting its tenure in the communities it serves. Its lending activities have historically been focused on residential mortgages. See Footnote 8 for details regarding the merger.

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

Southern National granted 104,750 options during the first nine months of 2014. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the nine months ended September 30, 2014:

Expected life	10 years
Expected volatility	29.30%
Risk-free interest rate	2.48%
Weighted average fair value per option granted	$2.88
Dividend yield	2.55%

The risk-free interest rate was developed using the U. S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense on future option grants.

For the three and nine months ended September 30, 2014 and 2013, stock-based compensation expense was $82 thousand and $233 thousand, respectively, compared to $79 thousand and $205 thousand for the same periods last year. As of September 30, 2014, unrecognized compensation expense associated with the stock options was $984 thousand, which is expected to be recognized over a weighted average period of 3.5 years.

A summary of the activity in the stock option plan during the nine months ended September 30, 2014 follows (dollars in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	631,075	$8.21
Granted	104,750	10.47
Forfeited	(12,575)	8.18
Exercised	(78,100)	8.82
Options outstanding, end of period	645,150	$8.51	6.4	$1,999

Vested or expected to vest	645,150	$8.51	6.4	$1,999

Exercisable at end of period	326,865	$8.06	4.3	$1,158

3.	SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
September 30, 2014	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,296	$1	$(26)	$2,271

	Amortized	Gross Unrealized		Fair
December 31, 2013	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,302	$-	$(309)	$1,993

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
September 30, 2014	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$22,350	$599	$(58)	$22,891
Residential government-sponsored collateralized mortgage obligations	3,724	-	(88)	3,636
Government-sponsored agency securities	40,954	162	(1,697)	39,419
Obligations of states and political subdivisions	15,560	80	(166)	15,474
Other residential collateralized mortgage obligations	612	-	(2)	610
Trust preferred securities	6,793	1,690	(1,543)	6,940
	$89,993	$2,531	$(3,554)	$88,970

	Amortized	Gross Unrecognized		Fair
December 31, 2013	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$25,609	$673	$(294)	$25,988
Residential government-sponsored collateralized mortgage obligations	4,295	2	(349)	3,948
Government-sponsored agency securities	29,971	-	(3,994)	25,977
Obligations of states and political subdivisions	14,388	-	(987)	13,401
Other residential collateralized mortgage obligations	659	-	(12)	647
Trust preferred securities	7,521	939	(2,228)	6,232
	$82,443	$1,614	$(7,864)	$76,193

The amortized cost amounts are net of recognized other than temporary impairment.

The fair value and carrying amount, if different, of debt securities as of September 30, 2014, by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in five to ten years	$12,685	$12,436	$-	$-
Due after ten years	50,622	49,397	2,296	2,271
Residential government-sponsored mortgage-backed securities	22,350	22,891	-	-
Residential government-sponsored collateralized mortgage obligations	3,724	3,636	-	-
Other residential collateralized mortgage obligations	612	610	-	-
Total	$89,993	$88,970	$2,296	$2,271

Securities with a carrying amount of approximately $71.4 million and $65.3 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment. At September 30, 2014 and December 31, 2013, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $60.3 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at September 30, 2014. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of September 30, 2014. The following tables present information regarding securities in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013 (in thousands) by duration of time in a loss position:

September 30, 2014
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$-	$-	$1,785	$(26)	$1,785	$(26)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$11,256	$(58)	$-	$-	$11,256	$(58)
Residential government-sponsored collateralized mortgage obligations	734	(13)	2,902	(75)	3,636	(88)
Government-sponsored agency securities	943	(18)	28,296	(1,679)	29,239	(1,697)
Obligations of states and political subdivisions	479	(25)	9,254	(141)	9,733	(166)
Other residential collateralized mortgage obligations	610	(2)	-	-	610	(2)
Trust preferred securities	-	-	4,031	(1,543)	4,031	(1,543)
	$14,022	$(116)	$44,483	$(3,438)	$58,505	$(3,554)

December 31, 2013
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$409	$(78)	$1,584	$(231)	$1,993	$(309)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$12,644	$(294)	$-	$-	$12,644	$(294)
Residential government-sponsored collateralized mortgage obligations	2,984	(349)	-	-	2,984	(349)
Government-sponsored agency securities	8,733	(1,250)	17,244	(2,744)	25,977	(3,994)
Obligations of states and political subdivisions	10,327	(588)	3,064	(399)	13,391	(987)
Other residential collateralized mortgage obligations	647	(12)	-	-	647	(12)
Trust preferred securities	-	-	4,070	(2,228)	4,070	(2,228)
	$35,335	$(2,493)	$24,378	$(5,371)	$59,713	$(7,864)

As of September 30, 2014, we owned pooled trust preferred securities as follows:
										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	BBB	$5,773	$5,249	$3,829	15%	$268
MMCF III B	Senior Sub	A3	A-	Ba1	CC	331	325	202	34%	6
						6,104	5,574	4,031		$274

										Cumulative Other	Cumulative
										Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	509	530	41%	591	$400
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,170	57	428	28%	820	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	347	19%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,095	27	328	21%	377	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	609	15%	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,268	30	85	33%	679	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,172	121	582	14%	871	1,180
						14,394	1,219	2,909		$4,359	$8,816

Total						$20,498	$6,793	$6,940

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

Each of these securities has been evaluated for other than temporary impairment. In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

●	.5% of the remaining performing collateral will default or defer per annum.
●	Recoveries of 11% with a two year lag on all defaults and deferrals.
●	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
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

We recognized no OTTI charges during the three months ended September 30, 2014, and we recognized OTTI charges of $41 thousand for the nine months ended September 30, 2014 related to the TPREF Funding II security. We recognized no OTTI charges during the third quarter of 2013 and recognized OTTI charges of $3 thousand during the first nine months of 2013.

The following table presents a roll forward of the credit losses on our securities held to maturity recognized in earnings for the nine months ended September 30, 2014 and 2013 (in thousands):

	2014	2013

Amount of cumulative other-than-temporary impairment
related to credit loss prior to January 1	$8,911	$8,964
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	41	3
Reductions due to realized losses	(3)	(51)
Amount of cumulative other-than-temporary impairment related to credit loss as of September 30	$8,949	$8,916

Changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2014 and 2013 are shown in the table below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
For the three months ended September 30, 2014	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(60)	$(2,991)	$(3,051)
Other comprehensive income/(loss) before reclassifications	44	(12)	32
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	44	(12)	32
Ending balance	$(16)	$(3,003)	$(3,019)

	Unrealized Holding
	Gains (Losses) on
For the nine months ended September 30, 2014	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(203)	$(2,987)	$(3,190)
Other comprehensive income/(loss) before reclassifications	187	(16)	171
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	187	(16)	171
Ending balance	$(16)	$(3,003)	$(3,019)

	Unrealized Holding
	Gains (Losses) on
For the three months ended September 30, 2013	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(178)	$(2,975)	$(3,153)
Other comprehensive income/(loss) before reclassifications	(8)	(8)	(16)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	(8)	(8)	(16)
Ending balance	$(186)	$(2,983)	$(3,169)

	Unrealized Holding
	Gains (Losses) on
For the nine months ended September 30, 2013	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$44	$(3,025)	$(2,981)
Other comprehensive income/(loss) before reclassifications	(137)	43	(94)
Amounts reclassified from accumulated other comprehensive income/(loss)	(93)	(1)	(94)
Net current-period other comprehensive income/(loss)	(230)	42	(188)
Ending balance	$(186)	$(2,983)	$(3,169)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2014 and December 31, 2013:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	September 30, 2014			December 31, 2013
Loans secured by real estate:
Commercial real estate - owner-occupied	$1,363	$115,971	$117,334	$1,603	$106,225	$107,828
Commercial real estate - non-owner-occupied	5,791	182,138	187,929	5,829	150,008	155,837
Secured by farmland	-	580	580	100	508	608
Construction and land loans	-	53,302	53,302	1	39,068	39,069
Residential 1-4 family	15,358	118,423	133,781	16,631	66,482	83,113
Multi- family residential	295	22,481	22,776	585	21,496	22,081
Home equity lines of credit	24,341	10,353	34,694	25,769	6,431	32,200
Total real estate loans	47,148	503,248	550,396	50,518	390,218	440,736

Commercial loans	755	114,329	115,084	1,097	104,284	105,381
Consumer loans	78	2,015	2,093	81	1,308	1,389
Gross loans	47,981	619,592	667,573	51,696	495,810	547,506

Less deferred fees on loans	8	(1,747)	(1,739)	5	(1,453)	(1,448)
Loans, net of deferred fees	$47,989	$617,845	$665,834	$51,701	$494,357	$546,058
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

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets. There are two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which is a 5-year agreement expiring in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.” Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of September 30, 2014, non-covered loans included $36.4 million of loans acquired in the HarVest acquisition and $60.9 million acquired in the PGFSB acquisition.

Accretable discount on the acquired covered loans, the PGFSB loans and the HarVest loans was $10.1 million and $8.9 million at September 30, 2014 and December 31, 2013 respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

September 30, 2014	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$753	$817	$-	$10,875	$10,980	$-	$11,628	$11,797	$-
Commercial real estate - non-owner occupied (2)	1,879	2,141	-	-	-	-	1,879	2,141	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	9,269	10,078	-	9,269	10,078	-
Residential 1-4 family (4)	1,206	1,420	-	45	47	-	1,251	1,467	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$3,838	$4,378	$-	$20,189	$21,105	$-	$24,027	$25,483	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$91	$191	$91	$91	$191	$91
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-	-	-
Residential 1-4 family (4)	-	-	-	6,019	6,168	300	6,019	6,168	300
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$6,110	$6,359	$391	$6,110	$6,359	$391
Grand total	$3,838	$4,378	$-	$26,299	$27,464	$391	$30,137	$31,842	$391

(1) Recorded investment is after cumulative prior charge offs of $931 thousand These loans also have aggregate SBA guarantees of $3.3 million.
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

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Three months ended September 30, 2014	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$756	$13	$10,903	$175	$11,659	$188
Commercial real estate - non-owner occupied (1)	1,884	67	-	-	1,884	67
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	8,563	95	8,563	95
Residential 1-4 family (2)	1,208	10	15	-	1,223	10
Other consumer loans	-	-	-	-	-	-

Total	$3,848	$90	$19,481	$270	$23,329	$360

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$95	$3	$95	$3
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Residential 1-4 family (2)	-	-	5,811	79	5,811	79
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$5,906	$82	$5,906	$82
Grand total	$3,848	$90	$25,387	$352	$29,235	$442

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Three months ended September 30, 2013	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$135	$5	$7,564	$132	$7,699	$137
Commercial real estate - non-owner occupied (1)	1,448	30	365	9	1,813	39
Construction and land development	-	-	2,241	-	2,241	-
Commercial loans	44	1	2,408	26	2,452	27
Residential 1-4 family (2)	1,504	19	2,917	35	4,421	54
Other consumer loans	-	-	-	-	-	-

Total	$3,131	$55	$15,495	$202	$18,626	$257

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$119	$4	$119	$4
Commercial real estate - non-owner occupied (1)	-	-	967	17	967	17
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	1,831	-	1,831	-
Residential 1-4 family (2)	-	-	5,325	85	5,325	85
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$8,242	$106	$8,242	$106
Grand total	$3,131	$55	$23,737	$308	$26,868	$363

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Nine months ended September 30, 2014
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$746	$40	$7,942	$372	$8,688	$412
Commercial real estate - non-owner occupied (1)	1,889	91	-	-	1,889	91
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	5,195	137	5,195	137
Residential 1-4 family (2)	1,212	31	5	-	1,217	31
Other consumer loans	-	-	-	-	-	-

Total	$3,847	$162	$13,142	$509	$16,989	$671

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$106	$11	$106	$11
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Residential 1-4 family (2)	-	-	5,598	236	5,598	236
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$5,704	$247	$5,704	$247
Grand total	$3,847	$162	$18,846	$756	$22,693	$918

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Nine months ended September 30, 2013
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$136	$14	$6,144	$308	$6,280	$322
Commercial real estate - non-owner occupied (1)	1,464	92	373	28	1,837	120
Construction and land development	-	-	903	-	903	-
Commercial loans	44	4	1,718	47	1,762	51
Residential 1-4 family (2)	1,464	53	2,892	101	4,356	154
Other consumer loans	-	-	-	-	-	-

Total	$3,108	$163	$12,030	$484	$15,138	$647

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$125	$13	$125	$13
Commercial real estate - non-owner occupied (1)	-	-	972	50	972	50
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	1,951	-	1,951	-
Residential 1-4 family (2)	-	-	5,434	253	5,434	253
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$8,482	$316	$8,482	$316
Grand total	$3,108	$163	$20,512	$800	$23,620	$963

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$1,363	$1,363
Commercial real estate - non-owner occupied (1)	342	-	-	342	-	5,744	6,086
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	755	755
Residential 1-4 family (2)	83	42	-	125	819	38,755	39,699
Other consumer loans	-	-	-	-	-	78	78

Total	$425	$42	$-	$467	$819	$46,695	$47,981

Non-covered loans:
Commercial real estate - owner occupied	$978	$2,106	$-	$3,084	$67	$112,820	$115,971
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	205,199	205,199
Construction and land development	-	717	-	717	-	52,585	53,302
Commercial loans	463	36	-	499	3,195	110,635	114,329
Residential 1-4 family (2)	668	-	-	668	886	127,222	128,776
Other consumer loans	20	-	-	20	-	1,995	2,015

Total	$2,129	$2,859	$-	$4,988	$4,148	$610,456	$619,592

Total loans:
Commercial real estate - owner occupied	$978	$2,106	$-	$3,084	$67	$114,183	$117,334
Commercial real estate - non-owner occupied (1)	342	-	-	342	-	210,943	211,285
Construction and land development	-	717	-	717	-	52,585	53,302
Commercial loans	463	36	-	499	3,195	111,390	115,084
Residential 1-4 family (2)	751	42	-	793	1,705	165,977	168,475
Other consumer loans	20	-	-	20	-	2,073	2,093

Total	$2,554	$2,901	$-	$5,455	$4,967	$657,151	$667,573

December 31, 2013	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$1,603	$1,603
Commercial real estate - non-owner occupied (1)	503	-	-	503	245	5,766	6,514
Construction and land development	-	-	-	-	-	1	1
Commercial loans	-	-	-	-	-	1,097	1,097
Residential 1-4 family (2)	41	-	-	41	1,377	40,982	42,400
Other consumer loans	-	-	-	-	-	81	81

Total	$544	$-	$-	$544	$1,622	$49,530	$51,696

Non-covered loans:
Commercial real estate - owner occupied	$708	$283	$-	$991	$-	$105,234	$106,225
Commercial real estate - non-owner occupied (1)	359	-	-	359	-	171,653	172,012
Construction and land development	8	3	-	11	2,107	36,950	39,068
Commercial loans	522	968	-	1,490	3,070	99,724	104,284
Residential 1-4 family (2)	957	98	-	1,055	2,637	69,221	72,913
Other consumer loans	14	-	-	14	-	1,294	1,308

Total	$2,568	$1,352	$-	$3,920	$7,814	$484,076	$495,810

Total loans:
Commercial real estate - owner occupied	$708	$283	$-	$991	$-	$106,837	$107,828
Commercial real estate - non-owner occupied (1)	862	-	-	862	245	177,419	178,526
Construction and land development	8	3	-	11	2,107	36,951	39,069
Commercial loans	522	968	-	1,490	3,070	100,821	105,381
Residential 1-4 family (2)	998	98	-	1,096	4,014	110,203	115,313
Other consumer loans	14	-	-	14	-	1,375	1,389

Total	$3,112	$1,352	$-	$4,464	$9,436	$533,606	$547,506

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $3.3 million and $1.9 million at September 30, 2014 and December 31, 2013, respectively.

Activity in the allowance for non-covered loan and lease losses for the three and nine months ended September 30, 2014 and 2013 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended September 30, 2014	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$596	$933	$1,400	$2,926	$785	$59	$616	$7,315
Charge offs	(2)	-	-	(1,057)	(149)	-	-	(1,209)
Recoveries	2	5	4	9	2	-	-	22
Provision	21	16	78	592	441	(6)	(168)	975
Ending balance	$617	$954	$1,482	$2,470	$1,079	$53	$448	$7,103

Three months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$732	$1,090	$1,026	$2,742	$1,407	$55	$178	$7,230
Charge offs	-	-	(350)	(806)	-	(2)	-	(1,158)
Recoveries	4	87	1	23	4	1	-	120
Provision	(33)	(198)	484	552	49	-	346	1,200
Ending balance	$703	$979	$1,161	$2,511	$1,460	$54	$524	$7,392

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Nine months ended September 30, 2014	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039
Charge offs	(73)	-	-	(1,905)	(449)	-	-	(2,427)
Recoveries	10	17	4	101	4	5	-	141
Provision	(134)	(48)	410	1,477	222	(6)	429	2,350
Ending balance	$617	$954	$1,482	$2,470	$1,079	$53	$448	$7,103

Nine months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967
Charge offs	-	(199)	(650)	(1,471)	(518)	(143)	-	(2,981)
Recoveries	12	138	7	97	126	2	-	382
Provision	(241)	(434)	834	1,775	689	162	239	3,024
Ending balance	$703	$979	$1,161	$2,511	$1,460	$54	$524	$7,392

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Activity in the allowance for covered loan and lease losses by class of loan for the three and nine months ended September 30, 2014 and 2013 is summarized below (in thousands).

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended September 30, 2014	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$17	$4	$-	$21
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

Three months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$-	$45	$-	$-	$-	$21	$-	$66
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	(12)	-	(12)
Provision	-	-	-	-	-	(3)	-	(3)
Ending balance	$-	$45	$-	$-	$-	$6	$-	$51

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.
(3) Includes home equity lines of credit.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Nine months ended September 30, 2014	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$45	$-	$-	$-	$6	$-	$51
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	(36)	-	-	14	(2)	-	(24)
Provision	-	(9)	-	-	3	-	-	(6)
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

Nine months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$-	$45	$-	$43	$-	$11	$-	$99
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	(35)	-	(4)	-	(39)
Provision	-	-	-	(8)	-	(1)	-	(9)
Ending balance	$-	$45	$-	$-	$-	$6	$-	$51

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.
(3) Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
September 30, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$91	$-	$-	$-	$300	$-	$-	$391
Collectively evaluated for impairment	526	954	1,482	2,470	779	53	448	6,712
Total ending allowance	$617	$954	$1,482	$2,470	$1,079	$53	$448	$7,103

Loans:
Individually evaluated for impairment	$10,966	$-	$-	$9,269	$6,064	$-	$-	$26,299
Collectively evaluated for impairment	105,005	205,199	53,302	105,060	122,712	2,015	-	593,293
Total ending loan balances	$115,971	$205,199	$53,302	$114,329	$128,776	$2,015	$-	$619,592

December 31, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$192	$-	$-	$325	$200	$-	$-	$717
Collectively evaluated for impairment	622	985	1,068	2,472	1,102	54	19	6,322
Total ending allowance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039

Loans:
Individually evaluated for impairment	$7,876	$359	$2,107	$4,873	$7,995	$-	$-	$23,210
Collectively evaluated for impairment	98,349	171,653	36,961	99,411	64,918	1,308	-	472,600
Total ending loan balances	$106,225	$172,012	$39,068	$104,284	$72,913	$1,308	$-	$495,810

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
September 30, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	17	4	-	21
Total ending allowance	$-	$-	$-	$-	$17	$4	$-	$21

Loans:
Individually evaluated for impairment	$753	$1,879	$-	$-	$1,206	$-	$-	$3,838
Collectively evaluated for impairment	610	4,207	-	755	38,493	78	-	44,143
Total ending loan balances	$1,363	$6,086	$-	$755	$39,699	$78	$-	$47,981

December 31, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	45	-	-	-	6	-	51
Total ending allowance	$-	$45	$-	$-	$-	$6	$-	$51

Loans:
Individually evaluated for impairment	$745	$2,145	$-	$-	$1,220	$-	$-	$4,110
Collectively evaluated for impairment	858	4,369	1	1,097	41,180	81	-	47,586
Total ending loan balances	$1,603	$6,514	$1	$1,097	$42,400	$81	$-	$51,696

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

During the three and nine months ending September 30, 2014, there were no loans modified in troubled debt restructurings. No TDRs defaulted during the three and nine months ending September 30, 2014, which had been modified in the previous 12 months.

Credit Quality Indicators

Through its system of internal controls Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. Southern National had no loans classified Doubtful at September 30, 2014 or December 31, 2013.

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

As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

September 30, 2014	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$753	$610	$1,363	$784	$10,966	$104,221	$115,971	$12,503	$104,831	$117,334
Commercial real estate - non-owner occupied (2)	1,879	4,207	6,086	-	-	205,199	205,199	1,879	209,406	211,285
Construction and land development	-	-	-	614	-	52,688	53,302	614	52,688	53,302
Commercial loans	-	755	755	30	9,269	105,030	114,329	9,299	105,785	115,084
Residential 1-4 family (4)	1,206	38,493	39,699	165	6,064	122,547	128,776	7,435	161,040	168,475
Other consumer loans	-	78	78	-	-	2,015	2,015	-	2,093	2,093

Total	$3,838	$44,143	$47,981	$1,593	$26,299	$591,700	$619,592	$31,730	$635,843	$667,573

December 31, 2013	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$745	$858	$1,603	$802	$7,876	$97,547	$106,225	$9,423	$98,405	$107,828
Commercial real estate - non-owner occupied (2)	2,145	4,369	6,514	-	359	171,653	172,012	2,504	176,022	178,526
Construction and land development	-	1	1	618	2,107	36,343	39,068	2,725	36,344	39,069
Commercial loans	-	1,097	1,097	31	4,873	99,380	104,284	4,904	100,477	105,381
Residential 1-4 family (4)	1,220	41,180	42,400	176	7,995	64,742	72,913	9,391	105,922	115,313
Other consumer loans	-	81	81	-	-	1,308	1,308	-	1,389	1,389

Total	$4,110	$47,586	$51,696	$1,627	$23,210	$470,973	$495,810	$28,947	$518,559	$547,506

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) Includes SBA guarantees of $3.3 million and $2.4 million as of September 30, 2014 and December 31, 2013, respectively.
(4) Includes home equity lines of credit.

5.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $8.7 million and $6.9 million as of September 30, 2014 and December 31, 2013, respectively.

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

At September 30, 2014 and December 31, 2013, we had unfunded lines of credit and undisbursed construction loan funds totaling $109.9 million and $105.8 million, respectively. We had approved loan commitments of $6.3 million at September 30, 2014, and we had no approved loan commitments as of December 31, 2013.  Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

6.     EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2014
Basic EPS	$2,108	11,971	$0.18
Effect of dilutive stock options and warrants	-	92	-
Diluted EPS	$2,108	12,063	$0.17

For the three months ended September 30, 2013
Basic EPS	$1,780	11,590	$0.15
Effect of dilutive stock options and warrants	-	47	-
Diluted EPS	$1,780	11,637	$0.15

For the nine months ended September 30, 2014
Basic EPS	$5,522	11,724	$0.47
Effect of dilutive stock options and warrants	-	48	-
Diluted EPS	$5,522	11,772	$0.47

For the nine months ended September 30, 2013
Basic EPS	$4,862	11,590	$0.42
Effect of dilutive stock options and warrants	-	35	-
Diluted EPS	$4,862	11,625	$0.42

There were 637,502 and 681,590 anti-dilutive options and warrants for the three and nine months ended September 30, 2014, respectively. Anti-dilutive options and warrants totaled 668,468 and 680,206 for the three and nine months ended September 30, 2013, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,271	$-	$2,271	$-

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$1,993	$-	$1,993	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 8.91% to 13.95% at September 30, 2014.  The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 10.97% to 14.97% at December 31, 2013. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the three months ended September 30, 2014.  The assumptions used in the analysis included a 6.3% prepayment speed, 1.4% default rate, a 72% loss severity and an accounting yield of 2.39% at September 30, 2014.  The assumptions used in the analysis at December 31, 2013, included a 4.3% prepayment speed, 8.9% default rate, a 51% loss severity and an accounting yield of 1.38%.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral.  In some cases appraised value is net of costs to sell.  Estimated selling costs range from 6% to 10% of collateral valuation at September 30, 2014 and December 31, 2013. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $26.3 million (including SBA guarantees of $3.3 million and HarVest loans of $1.2 million) as of September 30, 2014 with an allocated allowance for loan losses totaling $391 thousand compared to a carrying amount of $23.2 million (including SBA guarantees of $2.4 million) with an allocated allowance for loan losses totaling $717 thousand at December 31, 2013.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell.  In some cases appraised value is net of costs to sell.  Selling costs have been in the range from 6% to 7.6% of collateral valuation at September 30, 2014 and December 31, 2013. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment.  At September 30, 2014, the total amount of OREO was $13.0 million, of which $11.5 million was non-covered and $1.5 million was covered.

At December 31, 2013, the total amount of OREO was $11.8 million, of which $9.6 million was non-covered (including $509 thousand acquired from HarVest) and $2.2 million was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$10,875			$10,875
Commercial loans	9,269			9,269
Residential 1-4 family	5,764			5,764
Impaired covered loans:
Commercial real estate - owner occupied	753			753
Commercial real estate - non-owner occupied (1)	1,879			1,879
Residential 1-4 family	1,206			1,206
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Construction and land development	6,970			6,970
Residential 1-4 family	4,074			4,074
Covered other real estate owned:
Commercial real estate - non-owner occupied (1)	1,450			1,450

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$7,684			$7,684
Commercial real estate - non-owner occupied (1)	359			359
Construction and land development	2,107			2,107
Commercial loans	4,548			4,548
Residential 1-4 family	7,795			7,795
Impaired covered loans:
Commercial real estate - owner occupied	745			745
Commercial real estate - non-owner occupied (1)	2,145			2,145
Residential 1-4 family	1,220			1,220
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	6,066			6,066
Residential 1-4 family	1,710			1,710
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial real estate - non-owner occupied (1)	1,450			1,450
Commercial	79			79
Residential 1-4 family	127			127

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		September 30, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$45,803	$45,803	$20,856	$20,856
Securities available for sale	See previous table	2,271	2,271	1,993	1,993
Securities held to maturity	Level 2 & Level 3	89,993	88,970	82,443	76,193
Stock in Federal Reserve Bank and Federal
Home Loan Bank	n/a	6,131	n/a	5,915	n/a
Net non-covered loans	Level 3	610,742	617,574	487,318	493,472
Net covered loans	Level 3	47,968	53,957	51,650	57,564
Accrued interest receivable	Level 2 & Level 3	2,439	2,439	2,186	2,186
FDIC indemnification asset	Level 3	3,970	2,268	5,804	4,220
Financial liabilities:
Demand deposits	Level 1	94,337	94,337	68,940	68,940
Money market and savings accounts	Level 1	179,437	179,437	147,854	147,854
Certificates of deposit	Level 3	424,311	424,345	323,565	324,733
Securities sold under agreements to
repurchase and other short-term borrowings	Level 1	37,779	37,779	34,545	34,545
FHLB advances	Level 3	25,000	25,547	30,250	31,168
Accrued interest payable	Level 1 & Level 3	490	490	341	341

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

8.    ACQUISTIONS

The merger with Prince George’s Federal Savings Bank (PGFSB) was completed on August 1, 2014. Southern National acquired PGFSB in a cash and stock transaction. PGFSB was founded in 1931 and is headquartered in Upper Marlboro, which is the County Seat of Prince George’s County, Maryland. Prince George’s FSB has four offices, all of which are in Maryland, including a main office in Upper Marlboro and three branch offices in Dunkirk, Brandywine and Huntingtown. Prince George’s FSB has an excellent core deposit base reflecting its tenure in the communities it serves, and its lending activities have historically been focused on residential mortgages.

The acquisition was accounted for under the acquisition method of accounting.  The assets and liabilities were recorded at their estimated fair values as of the August 1, 2014 acquisition date.  A summary of the net assets acquired is as follows (in thousands):

Total purchase price	$11,497
Fair value of assets acquired:
Cash on hand and in banks	$28,179
Loans	61,832
Loans held for sale	3,499
Land and buildings	3,023
Other assets	1,022
Core deposit intangible	761
Total assets acquired	$98,316

Fair value of liabilities assumed:
Noninterest-bearing deposits	$19,233
Interest-bearing deposits	69,995
Other liabilities	504
Total liabilities assumed	$89,732

Net assets acquired	$8,584
Goodwill	2,913
$11,497

A valuation of the acquired loans and core deposit intangible was performed with the assistance of a third-party valuation consultant.  The unpaid principal balance and fair value of performing loans was $64.2 million and $61.2 million, respectively.  The discount of $3.0 million will be accreted through interest income over the life of the loans in accordance with Accounting Standards Codification (ASC) topic 310-20.  The unpaid principal balance and estimated fair value of acquired and retained non-performing loans was $1.5 million and $682 thousand, respectively.  The discount of $790 thousand for these credit impaired loans will not be accreted in accordance with ASC 310-30.  We also acquired nonperforming loans with a fair value of $3.5 million which were sold immediately after acquisition.

Merger costs related to the PGFSB acquisition were $445 thousand, consisting primarily of legal, investment banking and data processing expenses.  We recorded goodwill in the amount of $2.9 million which is the difference between the total purchase price and the net assets acquired.

The PGFSB branches have been integrated into the Sonabank branch system.

On May 15, 2014, Southern National Bancorp of Virginia Inc., Jerry Flowers of Southern Trust Mortgage (STM), and Eastern Virginia Bankshares (EVB), the holding company for EVB, completed the purchase of the 62 percent of STM previously owned by Middleburg Bank.  Jerry Flowers and other STM executives now own 51.1 percent of STM, Sonabank owns 44 percent and EVB owns 4.9 percent.

Sonabanks’s investment in STM totaled $5.0 million, including preferred shares in the amount of $1.8 million.  The investment is being accounted for under the equity method.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2013. Results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of results that may be attained for any other period.

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

29

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

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“Southern National”, “we” or “our”) is the bank holding company for Sonabank (“Sonabank” or the “Bank”), a Virginia state chartered bank which commenced operations on April 14, 2005. Sonabank conducts full-service community banking operations from locations in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Loudoun County (Middleburg, Leesburg (2), and South Riding), Front Royal, New Market, Richmond, Haymarket and Clifton Forge, and nine branches in Maryland (four in Montgomery County, four in Prince George’s County and one in Frederick County) and maintains loan production offices in Richmond, Charlottesville, Warrenton and Fredericksburg. We have administrative offices in Warrenton and an executive office in Georgetown, Washington, D.C where senior management is located.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended September 30, 2014 was $2.1 million and $5.5 million for the first nine months of 2014. That compares to $1.8 million and $4.9 million for the three and nine months ended September 30, 2013.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $8.8 million in the quarter ended September 30, 2014 up from $7.7 million during the same period last year. Sonabank’s net interest margin was 4.59% in the third quarter of 2014, compared to 4.85% in the third quarter of 2013. Although we are seeing some egregious examples from new participants in the Richmond market in regards to low loan rates, the irrational exuberance of a year to a year and a half ago has largely subsided. Average loans were $642.6 million in the third quarter of 2014 compared to $562.5 million in the second quarter of 2014. Approximately $62.6 million of the increase was attributable to the Prince George’s FSB acquisition.

We have been loath to invest in securities for some time, believing that yields adjusted for interest rate risk would not adequately compensate us for the inherent risk. Average securities outstanding in the third quarter of 2014 were $91.4 million, compared to $88.2 million last quarter and to $84.2 million in the third quarter of last year. We are well positioned to withstand a rise in interest rates based on the interest sensitivity on our balance sheet. However, during the fourth quarter we will need to expand our securities portfolio modestly for liquidity and collateral purposes.

Net interest income was $24.3 million during the nine months ended September 30, 2014, compared to $22.9 million during the same period in the prior year. Average loans during the first nine months of 2014 were $583.4 million compared to $513.6 million during the same period last year. The Greater Atlantic Bank loan discount accretion contributed $1.5 million to net interest income during the first nine months of 2014, compared to $1.2 million during the nine months ended September 30, 2013. The loan discount accretion on the HarVest Bank portfolio contributed $734 thousand during the nine months ended September 30, 2014, compared to $1.5 million in same period last year. The accretion of the Prince George’s FSB discount contributed $95 thousand during the two months since the closing.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Quarters Ended
	9/30/2014			9/30/2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$642,622	$9,181	5.67%	$521,569	$8,169	6.21%
Investment securities	91,446	652	2.85%	84,200	574	2.73%
Other earning assets	26,935	151	2.22%	26,617	104	1.55%

Total earning assets	761,003	9,984	5.21%	632,386	8,847	5.55%
Allowance for loan losses	(7,392)			(7,896)
Total non-earning assets	81,521			71,941
Total assets	$835,132			$696,431

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$23,836	6	0.11%	$22,720	15	0.26%
Money market accounts	132,382	89	0.27%	141,317	97	0.27%
Savings accounts	35,379	54	0.61%	12,823	19	0.59%
Time deposits	387,024	836	0.86%	319,201	835	1.04%
Total interest-bearing deposits	578,621	985	0.68%	496,061	966	0.77%
Borrowings	74,397	187	1.00%	45,513	157	1.37%
Total interest-bearing liabilities	653,018	1,172	0.71%	541,574	1,123	0.82%
Noninterest-bearing liabilities:
Demand deposits	64,995			43,449
Other liabilities	5,307			5,598
Total liabilities	723,320			590,621
Stockholders’ equity	111,812			105,810
Total liabilities and stockholders’ equity	$835,132			$696,431
Net interest income		8,812			7,724
Interest rate spread			4.50%			4.73%
Net interest margin			4.59%			4.85%

(1) Includes loan fees in both interest income and the calculation of the yield on loans.
(2) Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest
	Analysis For the Nine Months Ended
	9/30/2014			9/30/2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$583,432	$25,037	5.74%	$513,577	$24,277	6.32%
Investment securities	88,115	1,923	2.91%	84,095	1,699	2.69%
Other earning assets	23,044	591	3.43%	41,230	443	1.44%

Total earning assets	694,591	27,551	5.30%	638,902	26,419	5.53%
Allowance for loan losses	(7,434)			(7,619)
Total non-earning assets	74,971			71,558
Total assets	$762,128			$702,841

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$23,552	19	0.11%	$23,520	46	0.26%
Money market accounts	128,133	264	0.28%	151,889	411	0.36%
Savings accounts	24,220	113	0.62%	11,232	48	0.57%
Time deposits	356,167	2,383	0.89%	315,522	2,581	1.09%
Total interest-bearing deposits	532,072	2,779	0.70%	502,163	3,086	0.82%
Borrowings	62,305	514	1.10%	46,182	465	1.35%
Total interest-bearing liabilities	594,377	3,293	0.74%	548,345	3,551	0.87%
Noninterest-bearing liabilities:
Demand deposits	53,743			44,313
Other liabilities	4,899			5,380
Total liabilities	653,019			598,038
Stockholders’ equity	109,109			104,803
Total liabilities and stockholders’ equity	$762,128			$702,841
Net interest income		$24,258			$22,868
Interest rate spread			4.56%			4.66%
Net interest margin			4.67%			4.79%

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

The loan loss provision for the third quarter and the nine months ended September 30, 2014 was $975 thousand and $2.3 million, respectively, compared to $1.2 million and $3.0 million for the same periods last year. Charge offs for the three and nine months ended September 30, 2014 were $1.2 million and $2.4 million, respectively, compared to $1.2 million and $3.0 million for the same periods in 2013.

Noninterest Income

The following tables present the major categories of noninterest income for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended
	September 30,
	2014	2013	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$220	$198	$22
Income from bank-owned life insurance	159	147	12
Equity income from mortgage affiliate	176	-	176
Other	54	30	24
Total noninterest income	$609	$375	$234

	For the Nine Months Ended
	September 30,
	2014	2013	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$594	$593	$1
Income from bank-owned life insurance	455	445	10
Equity income from mortgage affiliate	507	-	507
Gain on other assets	202	13	189
Net gain on sale of available for sale securities	-	142	(142)
Net impairment losses recognized in earnings	(41)	(3)	(38)
Other	145	169	(24)
Total noninterest income	$1,862	$1,359	$503

During the third quarter of 2014 Sonabank had noninterest income of $609 thousand compared to noninterest income of $375 thousand during the third quarter of 2013. We recognized income from our investment in STM in the amount of $176 thousand.

Noninterest income increased to $1.9 million in the first nine months of 2014 from $1.4 million during the first nine months of 2013. In addition to income from the STM investment in the amount of $507 thousand, we sold part of our investment in CapitalSouth Partners Fund III, a Small Business Investment Company, for a gain of $202 thousand.

Noninterest Expense

The following tables present the major categories of noninterest expense for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended
	September 30,
	2014	2013	Change
	(dollars in thousands)
Salaries and benefits	$2,671	$2,338	$333
Occupancy expenses	804	768	36
Furniture and equipment expenses	195	197	(2)
Amortization of core deposit intangible	61	123	(62)
Virginia franchise tax expense	113	115	(2)
Merger expenses	65	-	65
FDIC assessment	149	218	(69)
Data processing expense	146	131	15
Telephone and communication expense	198	166	32
Change in FDIC indemnification asset	403	113	290
Net (gain) loss on other real estate owned	(194)	(698)	504
Other operating expenses	678	790	(112)
Total noninterest expense	$5,289	$4,261	$1,028

	For the Nine Months Ended
	September 30,
	2014	2013	Change
	(dollars in thousands)
Salaries and benefits	$7,487	$6,760	$727
Occupancy expenses	2,335	2,280	55
Furniture and equipment expenses	571	524	47
Amortization of core deposit intangible	151	368	(217)
Virginia franchise tax expense	342	357	(15)
Merger expenses	487	-	487
FDIC assessment	401	676	(275)
Data processing expense	406	433	(27)
Telephone and communication expense	556	507	49
Change in FDIC indemnification asset	837	350	487
Net (gain) loss on other real estate owned	(433)	(580)	147
Other operating expenses	2,313	2,334	(21)
Total noninterest expense	$15,453	$14,009	$1,444

Noninterest expenses were $5.3 million and $15.5 million during the third quarter and the first nine months of 2014, respectively, compared to $4.3 million and $14.0 million during the same periods in 2013. Merger expenses were $64 thousand in the third quarter of 2014 and $487 thousand during the first nine months of 2014. There were no such expenses in 2013.

The net gain on Other Real Estate Owned (OREO) for the three months ended September 30, 2014 was $194 thousand compared to a net gain on OREO of $698 thousand for the same period in 2013. During the three months ended September 30, 2014, we sold three OREO properties resulting in gains of $354 thousand and recognized impairment in the amount of $160 thousand on two OREO properties. The gain of $698 thousand in the third quarter of 2013 consisted of a gain of $1.1 million on two OREO properties and loss and impairment charges totaling $410 thousand on four OREO properties.

The net gain on OREO for the nine months ended September 30, 2014 was $433 thousand compared to a gain on OREO of $580 thousand for the first nine months of 2013. The gain in 2014 resulted from the sale of eight OREO properties at a gain of $1.1 million, the sale of three properties at a loss of $466 thousand, and impairment of $160 thousand on two properties. The gain of $580 thousand in 2013 consisted of a gain of $1.3 million on four OREO properties and losses and impairment totaling $733 thousand on six OREO properties.

As a result of the analysis of the FDIC indemnification asset in the second quarter of 2014, the amortization expense of the indemnification asset increased from $350 thousand for the nine months ended September 30, 2013, to $837 thousand for the nine months ended September 30, 2014. For the quarter ended September 30, 2014, the amortization expense was $403 thousand compared to $113 thousand for the third quarter of 2013.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $883.0 million as of September 30, 2014 compared to $716.2 million as of December 31, 2013. Net loans receivable increased from $539.0 million at the end of 2013 to $658.7 million at September 30, 2014.

Total deposits increased to $698.1 million at September 30, 2014 from $540.4 million as of December 31, 2013 largely as a result of the Prince George’s FSB acquisition. Notably, non-interest bearing demand deposits increased from a year-end 2013 level of $44.6 million to $70.7 million as of September 30, 2014. Similarly, savings account balances increased from $17.0 million to $41.0 million, and money market account balances increased from $130.9 million to $138.4 million over the same period. Prince George’s FSB was an 83 year old institution with deep relationships in its communities.

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

The following table summarizes the composition of our loan portfolio as of September 30, 2014 and December 31, 2013:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	September 30, 2014			December 31, 2013
Loans secured by real estate:
Commercial real estate - owner-occupied	$1,363	$115,971	$117,334	$1,603	$106,225	$107,828
Commercial real estate - non-owner-occupied	5,791	182,138	187,929	5,829	150,008	155,837
Secured by farmland	-	580	580	100	508	608
Construction and land loans	-	53,302	53,302	1	39,068	39,069
Residential 1-4 family	15,358	118,423	133,781	16,631	66,482	83,113
Multi- family residential	295	22,481	22,776	585	21,496	22,081
Home equity lines of credit	24,341	10,353	34,694	25,769	6,431	32,200
Total real estate loans	47,148	503,248	550,396	50,518	390,218	440,736

Commercial loans	755	114,329	115,084	1,097	104,284	105,381
Consumer loans	78	2,015	2,093	81	1,308	1,389
Gross loans	47,981	619,592	667,573	51,696	495,810	547,506

Less deferred fees on loans	8	(1,747)	(1,739)	5	(1,453)	(1,448)
Loans, net of deferred fees	$47,989	$617,845	$665,834	$51,701	$494,357	$546,058

(1) Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement.

As of September 30, 2014 and December 31, 2013, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Loan growth has been strong in 2014. The loan portfolio, excluding the Prince George’s FSB acquisition, grew by 10.8% ($58.9 million) from December 31, 2013, mostly in commercial real estate and commercial loans. The Prince George’s FSB acquisition added another $60.9 million, or 11.1%.

The large increase in the residential 1-4 family portfolio from year-end 2013 to September 30, 2014 was attributable to the Prince George’s FSB merger ($50.6 million), and to loans purchased from STM ($7.3 million). As of September 30, 2014, there was $11.3 million in the pipeline with STM.

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

Non-covered Loans and Assets

Non-covered loans evaluated for impairment totaled $26.3 million with allocated allowance for loan losses in the amount of $391 thousand as of September 30, 2014, including $4.1 million of nonaccrual loans. This compares to $23.2 million of impaired loans with allocated allowance for loan losses in the amount of $717 thousand at December 31, 2013, including $7.8 million of nonaccrual loans. The nonaccrual loans included SBA guaranteed amounts of $3.3 million and $1.9 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013 there were no loans past due 90 days or more and accruing interest.

Non-covered nonperforming assets decreased from $17.4 million at December 31, 2013 to $15.7 million at September 30, 2014.

Non-covered OREO as of September 30, 2014 was $11.5 million compared to $9.6 million as of the end of 2013. During the first nine months of 2014 we disposed of five non-covered properties in the aggregate amount of $2.3 million. In addition, OREO increased by an aggregate of $4.7 million as a result of foreclosures. We also recognized impairment losses on four properties totaling $400 thousand.

Sonabank has an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. We believe the allowance for loan losses is sufficient to cover probable incurred credit losses at September 30, 2014.

The following table presents a comparison of non-covered nonperforming assets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013

Nonaccrual loans	$4,148	$7,814
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	4,148	7,814
Other real estate owned	11,505	9,579
Total nonperforming assets	$15,653	$17,393

SBA guaranteed amounts included in nonaccrual loans	$3,261	$1,852

Allowance for loan losses to nonperforming loans	171.24%	90.08%
Allowance for loan losses to total non-covered loans	1.15%	1.42%
Nonperforming assets excluding SBA guaranteed loans to
total non-covered assets	1.71%	2.35%

The allowance for loan losses as a percentage of non-covered loans at September 30, 2014 was 1.15%, compared to 1.42% at the end of 2013. The ratio has declined largely because the loans acquired from Prince George’s FSB were booked at fair value and are not subject to a loan loss reserve. At September 30, 2014, the allowance for loan losses as a percentage of non-covered loans less the acquired Prince George’s FSB loans was 1.28%. Management believes the allowance is adequate at this time but monitors trends in past due and non-performing loans to determine whether the allowance should be increased.

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

During the three and nine months ending September 30, 2014, there were no loans modified in troubled debt restructurings. No TDRs defaulted during the three and nine months ending September 30, 2014, which had been modified in the previous 12 months.

Covered Loans and Assets

Covered loans identified as impaired totaled $3.8 million as of September 30, 2014 and $4.1million as of December 31, 2013. Nonaccrual loans were $819 thousand and $1.6 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, there were no loans past due 90 days or more and accruing interest.

Securities

Investment securities, available for sale and held to maturity, were $92.3 million at September 30, 2014 and $84.4 million at December 31, 2013. The increase was primarily due to the purchases of $11.0 million in callable agency securities and $1.3 million in municipal bonds net of repayments in the first nine months of 2014.

At September 30, 2014, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	BBB	$5,773	$5,249	$3,829	15%	$268
MMCF III B	Senior Sub	A3	A-	Ba1	CC	331	325	202	34%	6
						6,104	5,574	4,031		$274

										Cumulative Other	Cumulative
										Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	509	530	41%	591	$400
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,170	57	428	28%	820	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	347	19%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,095	27	328	21%	377	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	609	15%	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,268	30	85	33%	679	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,172	121	582	14%	871	1,180
						14,394	1,219	2,909		$4,359	$8,816

Total						$20,498	$6,793	$6,940

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

We recognized no OTTI charges during the three months ended September 30, 2014, and we recognized OTTI charges of $41 thousand and nine months ended September 30, 2014 related to the TPREF Funding II security. We recognized no OTTI charges during the third quarter of 2013 and recognized OTTI charges of $3 thousand during the first nine months of 2013.

Other securities in our investment portfolio are as follows:

•	residential government-sponsored mortgage-backed securities in the amount of $22.4 million and residential government-sponsored collateralized mortgage obligations totaling $3.7 million

•	callable agency securities in the amount of $41.0 million

•	municipal bonds in the amount of $17.8 million with a taxable equivalent yield of 3.17% and ratings as follows:

Rating		Amount
Service	Rating	(in thousands)
Moody’s	Aaa	$505
Moody’s	Aa2	3,631
Moody’s	Aa3	718
Moody’s	A1	1,180
Standard & Poor’s	AAA	3,136
Standard & Poor’s	AA+	580
Standard & Poor’s	AA	7,478
Standard & Poor’s	AA-	603
		$17,831

In accordance with regulatory guidance we have performed an independent analysis on each security and monitor the portfolio on an ongoing basis.

•	SARM 2005-22 1A2 in the amount of $612 thousand, a residential collateralized mortgage obligation that is not government-sponsored

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

During the nine months ended September 30, 2014, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 2014, we had $109.9 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $6.3 million at September 30, 2014. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Southern National
Tier 1 risk-based capital ratio	$105,877	16.36%	$25,887	4.00%	$38,831	6.00%
Total risk-based capital ratio	113,002	17.46%	51,774	8.00%	64,718	10.00%
Leverage ratio	105,877	12.88%	32,881	4.00%	41,102	5.00%
Sonabank
Tier 1 risk-based capital ratio	$104,211	16.11%	$25,874	4.00%	$38,811	6.00%
Total risk-based capital ratio	111,336	17.21%	51,748	8.00%	64,685	10.00%
Leverage ratio	104,211	12.68%	32,868	4.00%	41,085	5.00%

December 31, 2013
Southern National
Tier 1 risk-based capital ratio	$99,700	18.56%	$21,489	4.00%	$32,234	6.00%
Total risk-based capital ratio	106,406	19.81%	42,978	8.00%	53,723	10.00%
Leverage ratio	99,700	14.22%	28,038	4.00%	35,048	5.00%
Sonabank
Tier 1 risk-based capital ratio	$98,958	18.43%	$21,478	4.00%	$32,217	6.00%
Total risk-based capital ratio	105,660	19.68%	42,956	8.00%	53,695	10.00%
Leverage ratio	98,958	14.12%	28,027	4.00%	35,034	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of September 30, 2014 and as of December 31, 2013, and all changes are within our ALM Policy guidelines. The effect of the PGFSB merger was less negative than anticipated. The impact from the fixed rate mortgage loans acquired was offset by the lengthening of certificate of deposit maturities. Overall the duration of deposits increased and the duration of loans decreased.

	Sensitivity of Economic Value of Equity
	As of September 30, 2014

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$118,323	$(19,108)	-13.90%	13.40%	101.67%
Up 300	121,894	(15,537)	-11.31%	13.80%	104.74%
Up 200	126,228	(11,203)	-8.15%	14.30%	108.46%
Up 100	131,831	(5,600)	-4.07%	14.93%	113.28%
Base	137,431	-	0.00%	15.56%	118.09%
Down 100	132,749	(4,682)	-3.41%	15.03%	114.07%
Down 200	127,891	(9,540)	-6.94%	14.48%	109.89%

	Sensitivity of Economic Value of Equity
	As of December 31, 2013

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$104,514	$(15,340)	-12.80%	14.59%	98.03%
Up 300	106,947	(12,907)	-10.77%	14.93%	100.31%
Up 200	110,177	(9,677)	-8.07%	15.38%	103.34%
Up 100	114,794	(5,060)	-4.22%	16.03%	107.67%
Base	119,854	-	0.00%	16.74%	112.42%
Down 100	117,479	(2,375)	-1.98%	16.40%	110.19%
Down 200	114,952	(4,902)	-4.09%	16.05%	107.82%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2014 and December 31, 2013 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines. The effect of the PGFSB merger was less negative than anticipated as previously mentioned in the discussion of EVE.

	Sensitivity of Net Interest Income
	As of September 30, 2014

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$38,911	$7,678	4.67%	0.91%
Up 300	36,678	5,445	4.40%	0.64%
Up 200	34,517	3,284	4.15%	0.39%
Up 100	32,679	1,446	3.93%	0.17%
Base	31,233	-	3.76%	0.00%
Down 100	31,056	(177)	3.74%	-0.02%
Down 200	30,565	(668)	3.68%	-0.08%

	Sensitivity of Net Interest Income
	As of December 31, 2013

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$32,376	$5,627	4.87%	0.83%
Up 300	30,565	$3,816	4.60%	0.56%
Up 200	28,856	$2,107	4.35%	0.31%
Up 100	27,547	$798	4.16%	0.12%
Base	26,749	$-	4.04%	0.00%
Down 100	27,206	$457	4.11%	0.07%
Down 200	26,319	$(430)	3.97%	-0.07%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of September 30, 2014.

ITEM 1A – RISK FACTORS

As of September 30, 2014 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

November 10, 2014	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

November 10, 2014	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer

