Form 10-K
period 2014-12-31
Southern National Bancorp of Virginia Inc
filed 2015-03-13
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes ☐                        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b – 2 of the Exchange Act.  (Check one):

Large accelerated filer	☐ Accelerated filer ☒ Smaller reporting company ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐                          No    ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $116,704,383 based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of March 5, 2015 was 12,217,770.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in conjunction with the registrant’s 2015 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Annual Report on Form 10-K.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-K
INDEX

PART I

		Page

Item 1.	Business	6
Item 1A.	Risk Factors	33
Item 1B.	Unresolved Staff Comments	50
Item 2.	Properties	51
Item 3.	Legal Proceedings	53
Item 4.	Mine Safety Disclosures	53
	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	53
Item 6.	Selected Financial Data	57
Item 7.	Management’s Discussion and Analysis
	Of Financial Condition and Results of Operations	58
Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	84
Item 8.	Financial Statements and
	Supplementary Data	85
Item 9.	Changes in and Disagreements with
	Accountants on Accounting and
	Financial Disclosure	136
Item 9A.	Controls and Procedures	136
Item 9B.	Other Information	136
	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	137
Item 11.	Executive Compensation	137
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related Stockholder Matters	137
Item 13.	Certain Relationships and Related Transactions, and
	Director Independence	137
Item 14.	Principal Accounting Fees and Services	137

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	138

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
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

●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for loan losses;
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

●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;

●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●
risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

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

●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;
●	failure to prevent a breach to our Internet-based system and online commerce security;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to establish and maintain effective internal controls and procedures;
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

PART I

Item 1. – Business

Overview

Southern National Bancorp of Virginia, Inc. (“Southern National”‘, “SNBV”, 'we“ or ”our“) is the bank holding company for Sonabank (”Sonabank“ or the ”Bank“) a Virginia state chartered bank which commenced operations on April 14, 2005. Sonabank provides a range of financial services to individuals and small and medium sized businesses. Sonabank has fifteen branches in Virginia, located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Middleburg, Leesburg (2), South Riding, Front Royal, New Market, Haymarket,  Richmond and Clifton Forge, and nine branches in Maryland, in Rockville, Shady Grove, Germantown, Frederick, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.As of December 31, 2014, we reported, on a consolidated basis, total assets of $916.6 million, total loans, net of deferred fees, of $703.5 million, total deposits of $742.4 million and shareholders’ equity of $114.0 million.

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

Full details on each of these acquisitions are contained in Form 8-Ks or 8-K/As filed with the SEC on December 10, 2009, October 4, 2011, July 13, 2012, and August 5, 2014, respectively.

On May 15, 2014, Southern National Bancorp of Virginia Inc., Jerry Flowers of Southern Trust Mortgage (STM), and Eastern Virginia Bankshares (EVB), the holding company for EVB, completed the purchase of 62 percent of STM previously owned by Middleburg Bank.  Jerry Flowers and other STM executives now own 51.1 percent of STM, Sonabank owns 44 percent and EVB owns 4.9 percent.

Sonabank’s equity method investment in STM totaled $3.2 million. Sonabank also acquired 1.8 million shares of preferred stock in the amount of $1.8 million in STM with an annual dividend yield of 7.5%.

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

7

●
Continue to Pursue Selective Acquisition Opportunities. Historically, acquisitions have been a key part of our growth. Since our formation, we have completed the acquisition of PGFSB, the acquisition of HarVest Bank of Maryland on April 27, 2012, the acquisition of the Midlothian branch in Richmond, Virginia on October 1, 2011, the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009, the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge branch of First Community Bancorp, Inc. in December of 2005. We intend to continue to review branch and whole bank acquisition opportunities, including possible acquisitions of failed financial institutions in FDIC -assisted transactions, and will pursue these opportunities if they represent the most efficient use of our capital under the circumstances. We believe that we have demonstrated the skill sets and experience necessary to acquire and integrate successfully both bank and branch acquisitions, and that with our strong capital position, we are well-positioned to take advantage of acquisition opportunities as they may arise. We intend to focus on targets in our market areas or other attractive areas with significant core deposits and/or a potential customer base compatible with our growth strategy.

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

■
have a standing credit committee that meets as often as necessary on a “when needed” basis to review completed loan applications, making extensive use of technology to facilitate our internal communications and thereby enabling us to respond to our customers promptly;

■
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

■
provide Internet business banking at www.sonabank.com which allows our business customers 24-hour web-based access to their accounts so they can confirm or transfer balances, pay bills, download statements and use our “Web Lockbox” or “Sona Cash Manager;”

■
provide our business customers with “Sona In-House,” a service that utilizes Check 21 technology to allow customers to make remote deposits from their business locations and gives them access to those funds within 24 to 48 hours; and

■
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

8

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

The following is a discussion of each of the major types of lending:

Commercial Real Estate Lending

Permanent. Commercial real estate lending includes loans for permanent financing. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is strong. At December 31, 2014, our commercial real estate loans for permanent financing including multi-family residential loans and loans secured by farmland totaled $359.6 million, of which $14.5 million was acquired in the HarVest transaction, $6.6 million was acquired in the Greater Atlantic transaction, and $3.7 million was acquired in the PGFSB transaction. Owner occupied commercial real estate loans totaled $136.6 million.

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

Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2014, we had $57.9 million of construction, land and development loans, of which $3.8 million was acquired in the HarVest transaction and $1.8 million was acquired in the PGFSB transaction.

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

 Commercial Business Lending

These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2014, our commercial business loans totaled $114.7 million, of which $3.5 million was acquired in the HarVest transaction, $697 thousand was acquired in the Greater Atlantic transaction and $204 thousand was acquired in the PGFSB transaction.

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

On May 15, 2014, we purchased a 44% equity investment and preferred stock of STM, a regional mortgage banking company headquartered in Virginia Beach. STM has mortgage banking originators in Virginia, Maryland, North Carolina and South Carolina. Southern Trust Mortgage only originates retail mortgage production.

Sonabank has established with STM underwriting guidelines under which it will purchase loans in its Virginia and Maryland footprint from STM. These will be largely loans that do not conform to FNMA or FHLMC standards because of size or acreage. Since we made the investment in STM in May 2014, we closed and purchased loans in an aggregate amount of $20.2 million.

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

Home Equity Lines of Credit.  Sonabank rarely originates home equity lines of credit.  At December 31, 2014, we had outstanding balances totaling $33.4 million, of which $23.7 million were acquired in the Greater Atlantic transaction, $1.7 million were acquired in the HarVest transaction and $3.5 million were acquired in the PGFSB transaction.

Consumer Lending

To a limited extent, we offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of his gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2014, we had $1.6 million of consumer loans outstanding.

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

In addition to the approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one senior or one executive member must approve all loans in the amount of $100,000 or more. All three of the executive members of the committee must approve all loans of $1 million or more. Regardless of the number of approvals needed, we encourage each member not to rely on another member’s approval as a basis for approval and to treat his approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is limited to 15% of our unimpaired capital and surplus. As of December 31, 2014, our legal lending limit was approximately $16.5 million. Our largest group credit as of December 31, 2014, was approximately $16.0 million.

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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned account until it is sold. These assets are initially recorded at fair value net of estimated selling costs. To the extent there is a subsequent decline in fair value, that amount is charged to operating expense. At December 31, 2014, we had other real estate owned totaling $13.1 million, of which $1.8 million, net of discount, resulted from foreclosures on loans that were acquired in the Greater Atlantic transaction.

Special Products and Services

To complement our array of loans, we also provide the following special products and services to our commercial customers:

Cash Management Services

Cash Management services are offered that enable the Bank’s business customers to maximize the efficiency of their cash management. Specific products offered in our cash management services program include the following:
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

Employees

At December 31, 2014, we had 173 full-time equivalent employees, five of whom were executive officers. Management considers its relations with its employees to be good. Neither we nor Sonabank are a party to any collective bargaining agreement.

SUPERVISION AND REGULATION

The business of Southern National and the Bank are subject to extensive regulation and supervision under federal banking laws and other federal and state laws and regulations, including primary oversight by the Board of Governors of the Federal Reserve System and secondary oversight by the Bureau of Financial Institutions, a regulatory division of the Virginia State Corporation Commission (“VBFI”), and possibly other authorities. In general, these laws and regulations are intended for the protection of the customers and depositors of the Bank and not for the protection of Southern National or its shareholders. Set forth below are brief descriptions of selected laws and regulations applicable to Southern National and the Bank. These descriptions are not intended to be a comprehensive description of all laws and regulations to which Southern National and the Bank are subject or to be complete descriptions of the laws and regulations discussed. The descriptions of statutory and regulatory provisions are qualified in their entirety by reference to the particular statutes and regulations. Changes in applicable statutes, regulations or regulatory policy may have a material effect on Southern National, the Bank and their business.

In addition to the system of regulation and supervision referenced above, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed in greater detail below, created the Consumer Financial Protection Bureau (the “Bureau”), a new federal regulatory body with broad authority to regulate the offering and provision of consumer financial products.  The Bureau officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Fund Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the federal prudential banking regulators to the Bureau on that date.  The Dodd-Frank Act gave the Bureau authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws.  The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws remains largely with those institutions’ primary regulators.  However, the Bureau may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  The Bureau also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products.  The Dodd-Frank Act identified a number of covered nonbank institutions, and also authorizes the Bureau to identify additional institutions that will be subject to its jurisdiction.  Accordingly, the Bureau may participate in examinations of the Bank, and could supervise and examine other direct or indirect subsidiaries of Southern National that offer consumer financial products.

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

Federal Reserve Board Oversight, including the Bank Holding Company Act of 1956. Under the Bank Holding Company Act of 1956, as amended (“BHCA”), we are subject to periodic examination by the Federal Reserve Board (“FRB”) and required to file periodic reports regarding our operations and any additional information that the FRB may require. Our activities at the bank holding company level are limited to:

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

In addition, and subject to some exceptions, the BHCA and the Change in Bank Control Act, together with their regulations, require FRB approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, of any class of voting securities and either has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.  On September 22, 2008, the FRB issued a policy statement on equity investments in bank holding companies and banks, which allows the FRB to generally be able to conclude that an entity's investment is not “controlling” if the entity does not own in excess of 15% of the voting power and 33% of the total equity of the bank holding company or bank.  Depending on the nature of the overall investment and the capital structure of the banking organization, based on the policy statement, the FRB will permit noncontrolling investments in the form of voting and nonvoting shares that represent in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized under the prompt-corrective-action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and well-managed under applicable FRB regulations and meet other conditions can elect to become “financial holding companies” and engage in certain activities that are not permissible for a bank holding company. As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the FRB determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the FRB, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Furthermore, if after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the FRB may order the company to divest its subsidiary bank or the company may discontinue or divest investments in companies engaged in, activities permissible only for a bank holding company that has elected to be treated as a financial holding company. Although Southern National has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, we may elect to do so in the future.

In addition, as a member of the Federal Reserve System, the Bank is also subject to primary federal oversight by the FRB, as well as secondary oversight by the VBFI and the Bureau. Notably, the discussions below are relevant to both Southern National and the Bank.

Bank Permitted Activities and Investments.  Under the Federal Deposit Insurance Act (“FDIA”), the activities and investments of state member banks are generally limited to those permissible for national banks, notwithstanding state law.  With appropriate regulatory approval, a member bank may engage in activities not permissible for a national bank if the appropriate bank regulator determines that the activity does not pose a significant risk to the Deposit Insurance Fund (“DIF”) and that the bank meets its minimum capital requirements.

Dodd-Frank Wall Street Reform and Consumer Protection Act.  In July 2010, Congress enacted the Dodd-Frank Act regulatory reform legislation, which the President signed into law on July 21, 2010.  Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult for us to fully anticipate the overall financial impact to us or across the industry.  The Dodd-Frank Act broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things:

●	Created a new regulatory authority, the Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

●	Established new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital;

●	Broadened the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period;

●	Permanently increased FDIC deposit insurance to $250,000;

18

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

●	Eliminated the ceiling on the size of the DIF and increased the floor of the size of the DIF;

●	Added new limitations on federal preemption;

●
Imposed new prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (the “Volcker Rule”);

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

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices, or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others are subject to further study, rulemaking, and the discretion of regulatory bodies. In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on our businesses or ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect our business, financial condition or results of operations.

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

On February 7, 2011, the FDIC approved a final rule that amended its existing DIF restoration plan and implemented certain provisions of the Dodd-Frank Act.  This rule, which took effect April 1, 2011, changed the FDIC’s assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter. Under the February 7, 2011 final rule, the total base assessment rates will vary depending on the DIF reserve ratio.  For example, for banks in the best risk category, the total base assessment rate will be between 2.5 and 9 basis points when the DIF reserve ratio is below 1.15 percent, between 1.5 and 7 basis points when the DIF reserve ratio is between 1.15 percent and 2 percent, between 1 and 6 basis points when the DIF reserve ratio is between 2 percent and 2.5 percent and between 0.5 and 5 basis points when the DIF reserve ratio is 2.5 percent or higher.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the DIF in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. The FRB's Regulation Y, for example, generally requires a holding company to give the FRB prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the holding company's consolidated net worth. The FRB may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the FRB could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

Regulators may pursue an administrative action against any bank holding company or state member bank which violates the law, engages in an unsafe or unsound banking practice or which is about to engage in an unsafe and unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken. Under the policies of the FRB, Southern National is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Southern National might not do so otherwise. Notably, the Dodd-Frank Act codified the FRB’s “source of strength” doctrine; this statutory change became effective in July 21, 2011. In addition to the foregoing requirements, the Dodd-Frank Act’s new provisions authorize the FRB to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations. The FRB and other federal banking regulators have not yet issued rules implementing this requirement, though it is understood that regulators are engaged in a joint effort to produce these rules.

Capital Requirements. Each of the FRB and the FDIC has issued risk-based and leverage capital guidelines under a two-tier capital framework applicable to banking organizations that it supervises.
However, as a result of new regulations that banking regulators recently issued, which are discussed below, we are required to comply with higher minimum capital requirements as of January 1, 2015.

Under the risk-based capital requirements that applied prior to January 1, 2015, Southern National and the Bank were each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital was required to be composed of “Tier 1 Capital,” which generally consists of common shareholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Although elements other than common shareholders' equity may be included within Tier 1 Capital, voting common shareholders' equity generally should be the dominant element within Tier 1 Capital.  Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance and unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies had established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations were required to maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to not less than 3% to not less than 4%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators were:

●	the Total Risk-Based Capital ratio, which is the total of Tier 1 Risk-Based Capital and Tier 2 Capital;
●	the Tier 1 Risk-Based Capital ratio; and
●	the leverage ratio.

The risk-based capital standards of the FRB explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

As an institution’s capital decreases, the FRB’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FRB has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Revisions to Capital Adequacy Requirements.  The regulatory capital framework has recently changed as a result of the Dodd-Frank Act and a separate, international capital initiative known as “Basel III.”  Regulators recently issued rules implementing these requirements (“Revised Capital Rules”). Among other things, the Revised Capital Rules raise the minimum thresholds for required capital and revise certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. While the rules became effective on January 1, 2014 for certain large banking organizations, most banking organizations, including Southern National and the Bank, were required to begin complying with these new requirements on January 1, 2015.

The Revised Capital Rules, among other things, (i) introduce as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. Further, the Revised Capital Rules set forth the following minimum capital ratios, which began to phase in for certain banking organizations, including Southern National, on January 1, 2015:

●	4.5 percent CET1 to risk-weighted assets.
●	6.0 percent Tier 1 Capital to risk-weighted assets.
●	8.0 percent Total Capital to risk-weighted assets.
●	4.0 percent Tier 1 leverage ratio to average consolidated assets.

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

Under the Revised Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital will be non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital will be subordinated notes and a portion of the allocation for loan losses, in each case, subject to certain specific requirements set forth in the regulation. Under the capital standards that applied prior to January 1, 2015, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. GAAP are excluded for the purposes of determining capital ratios. Under the Revised Capital Rules, the effects of certain accumulated other comprehensive items are not excluded. However, the Revised Capital Rules permit most banking organizations to make a one-time election to continue to exclude these items. This election must be made when we file the first of certain periodic regulatory reports after January 1, 2015.

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

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies (including the FRB) have adopted substantially similar regulations to implement Section 38 of the FDIA. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well-capitalized bank as adequately capitalized and may require an adequately capitalized bank or an undercapitalized bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized bank as critically undercapitalized).  The thresholds for each of these categories were recently revised pursuant to the Revised Capital Rules, which are discussed above. These revised categories began to apply to the Bank on January 1, 2015. Both the prior standards and the revised standards are discussed below.

Under these regulations, insured state banks are assigned to one of the following capital categories:

●
“well capitalized” – under the standards that applied prior to January 1, 2015, an insured depository institution was well capitalized if it had a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a leverage ratio of 5% or greater, and was not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure. Under the Revised Capital Rules, a well capitalized institution is one that (i) has a total risk-based capital ratio of 10 percent or greater, (ii) has a Tier 1 risk-based capital ratio of 8 percent or greater, (iii) has a CET1 capital ratio of  6.5 percent or greater, (iv) has a leverage capital ratio of 5 percent or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

●
“adequately capitalized” – under the prior standards, an insured depository institution was adequately capitalized if it had a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a leverage ratio of 4% or greater—or 3% in certain circumstances—and was not well capitalized. Under the Revised Capital Rules, an adequately capitalized depository institution is one that has (i) a total risk based capital ratio of 8 percent or more, (ii) a Tier 1 capital ratio of 6 percent or more, (iii) a CET1 capital ratio of 4.5 percent or more, and (iv) a leverage ratio of 4 percent or more.

●
“undercapitalized” – under the prior standards, an insured depository institution was undercapitalized if it had a Total Risk-Based Capital ratio of less than 8% or greater, a Tier 1 Risk-Based Capital ratio of less than 4%, or a leverage ratio of less than 4% (or 3% in certain circumstances). Under the Revised Capital Rules, an undercapitalized depository institution is one that has (i) a total capital ratio of less than 8 percent, (ii) a Tier 1 capital ratio of less than 6 percent, (iii) a CET1 capital ratio of less than 4.5 percent, or (iv) a leverage ratio of less than 4 percent.

23

●
“significantly undercapitalized” – under the prior standards, an insured depository institution was significantly undercapitalized if it had a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a leverage ratio of less than 3%. Under the Revised Capital Rules, a significantly undercapitalized institution is one that has (i) a total risk-based capital ratio of less than 6 percent (ii) a Tier 1 capital ratio of less than 4 percent, (iii) a CET1 ratio of less than 3 percent or (iv) a leverage capital ratio of less than 3 percent.

●
“critically undercapitalized” – an insured depository institution is critically undercapitalized if its tangible equity is equal to or less than 2% of tangible assets. The Revised Capital Rules retain the 2% threshold, but make certain changes to the framework for calculating an institution’s ratio of tangible equity to total assets.

The FRB may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FRB. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring a new election of directors, and requiring the dismissal of directors and officers.

If certain criteria are met, the aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s total assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior FRB approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

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

Volcker Rule.  In December 2013, federal regulators, including the FRB, issued final rules to implement Section 619 of the Dodd-Frank Act, known as the Volcker Rule, to prohibit insured depository institutions, such as the Bank, and their affiliates, such as Southern National, from proprietary trading and acquiring certain interests in hedge or private equity funds.  The final rules contain certain exemptions from the prohibition and permit the retention of certain ownership interests.  Insured depository institutions are required to conform their activities and investments to the requirements by July 21, 2015.  Conformance with the provisions prohibiting certain “covered funds” activities has since been extended by a FRB order that provided for an extension of the Volcker Rule conformance period for legacy ownership interests and sponsorship of covered funds until July 21, 2016.  The FRB expressed its intention to grant the last available statutory extension for such covered funds activities until July 21, 2017, by an order to be issued in 2015.

Payment of Dividends. Southern National is a legal entity separate and distinct from Sonabank. The principal sources of our cash flow, including cash flow to pay dividends to Southern National’s  stockholders, are dividends that Sonabank pays to its sole shareholder, Southern National. Statutory and regulatory limitations apply to Sonabank’s payment of dividends to us as well as to Southern National’s payment of dividends to its stockholders.

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

Anti-Terrorism and Anti-Money Laundering Legislation. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury, has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. In addition, FinCEN issued a Notice of Proposed Rulemaking in August 2014 that would require financial institutions to obtain beneficial ownership information for certain accounts, however, it has yet to issue a final rule on this topic. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Reserve Requirements. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2015, the first $14.5 million will be exempt from reserve requirements. A 3.0% reserve ratio will be assessed on net transaction accounts over $14.5 million to and including $103.6 million. A 10.0% reserve ratio will be applied to net transaction accounts in excess of $103.6 million. These percentages are subject to adjustment by the FRB.

Restrictions on Transactions with Affiliates and Insiders. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”). An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. In general, Section 23A imposes limits on the amount of such transactions to 10% of Sonabank’s capital stock and surplus and requires that such transactions be secured by designated amounts of specified collateral. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of Southern National or its subsidiaries. As of July 21, 2011, the Dodd-Frank Act eliminated the exclusion of transactions by a depository institution with its  financial subsidiary from the 10% of capital limit under Section 23A for all covered transactions entered into on or after July 21, 2010. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Affiliate transactions are also subject to Section 23B of the FRA, which generally requires that certain transactions between Sonabank and its affiliates be on terms substantially the same, or at least as favorable to Sonabank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The FRB has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the FRA and interpretive guidance with respect to affiliate transactions.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the FRA and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FRB may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Concentrated Commercial Real Estate Lending Regulations. In 2006, the federal banking agencies, including the FRB, promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance sets forth parameters for risk management practices that are consistent with the level and nature of a financial institution’s commercial real estate lending portfolio. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm non-residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment, review and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

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

In addition, the Dodd-Frank Act contains provisions that may impact the Bank’s business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, that a loan originator or a securitizer of asset-backed securities retain a percentage of the credit risk of securitized assets. The banking agencies have jointly issued a final rule to implement these requirements, which will become effective on December 24, 2016 for classes of asset-backed securities other than residential mortgage-backed securitizations.

Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”) and related regulations, depository institutions have a continuing and affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The CRA requires the adoption by each institution of a CRA statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the CRA and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The GLBA and federal bank regulators have made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest CRA examination. The Bank received a “satisfactory” rating in the most recent examination for CRA compliance in August 2012.

Fair Lending; Consumer Laws. In addition to the CRA, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

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

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act and the Expedited Funds Availability Act require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibility for these and other consumer protection laws and regulations has, in large measure, transferred to the Bureau. The Bureau has republished the transferred regulations in a new section of the Code of Federal Regulations and has begun to issue rules to implement provisions of the Dodd-Frank Act. For example, the Bureau recently issued rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. The ability-to-repay rule, which took effect on January 10, 2014, requires lenders to consider, among other things, income, employment status, assets, employment, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” In addition, it is anticipated that the Bureau will engage in numerous other rulemakings in the near term that may impact our business, as the Bureau has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services. The Bureau also has broad authority to prohibit unfair, deceptive and abusive acts and practices (“UDAAP”) and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate this prohibition, certain aspects of these standards are untested, which has created some uncertainty regarding how the Bureau will exercise this authority.

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

Incentive Compensation.  In June 2010, the FRB, the Office of the Comptroller of the Currency, and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.  Also, on February 7, 2011, the FDIC proposed an interagency rule to implement certain incentive-based compensation requirements of the Dodd-Frank Act.  Under the proposed rule, financial institutions with $1 billion or more in assets would be prohibited from offering incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material financial loss. Regulators have yet to issue final rules on the topic.

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not ”large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Enforcement Powers of Federal and State Banking Agencies.  The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject Southern National or the Bank and their subsidiaries, as well as officers, directors, and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above, the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The VBFI also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors and impose fines.

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

General market conditions and economic trends could have a material adverse effect on our business, financial condition and results of operations.

Although economic conditions have generally improved nationally and locally in our markets, financial institutions continue to be affected by real estate market conditions that have negatively impacted the credit performance of mortgage, construction and commercial real estate loans and have resulted in significant write-downs of assets by many financial institutions. Concerns over the stability of the economy recovery have resulted in more conservative lending by financial institutions to their customers and to each other. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events. Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit portfolio is made more complex by these uncertain market and economic conditions.

If the U.S. economy is unable to steadily and continuously emerge from the recession that began in 2007, our losses could exceed that which is provided for in our allowance for loan losses and result in the following consequences:

●	increases in loan delinquencies;

●	increases in nonperforming assets and foreclosures;

●	decreases in demand for our products and services, which could adversely affect our liquidity position; and

●	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power.

While economic conditions in the Commonwealth of Virginia and the U.S. continue to show signs of recovery, there can be no assurance that the economy will continue to improve. Although there are signs that the real estate market is recovering, residential and commercial sales pace, inventories and prices have not returned to pre-recession levels in many of our markets.

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

Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, including a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned which could have a material adverse effect on our financial condition, results of operations and cash flows.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

We maintain an investment portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities. The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. During the year ended December 31, 2014, we incurred other-than-temporary impairment charges of $41 thousand pre-tax on one of our trust preferred securities holdings.  During the year ended December 31, 2013, we incurred other-than-temporary impairment charges of $3 thousand pre-tax on one of our trust preferred securities holdings. During the year ended December 31, 2012, we incurred other-than-temporary impairment charges of $717 thousand pre-tax on three of our trust preferred securities holdings. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

Our pooled trust preferred securities are particularly vulnerable to the performance of the issuer of the subordinated debentures that are collateral for the trust preferred securities. Deterioration of these trust preferred securities can occur because of defaults by the issuer of the collateral or because of deferrals of dividend payments on the securities. Numerous financial institutions have failed and their parent bank holding companies have filed for bankruptcy, which has led to defaults in the subordinated debentures that collateralize the trust preferred securities. Further, increased regulatory pressure has been placed on financial institutions to maintain capital ratios above the required minimum to be well-capitalized, which often results in restrictions on dividends, and leads to deferrals of dividend payments on the trust preferred securities. More specifically, the Federal Reserve has stated that a bank holding company should eliminate, defer or significantly reduce dividends if (i) its net income available to shareholders for the past four quarters, net of dividends paid, is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs or (iii) it is in danger of not meeting its minimum regulatory capital adequacy ratios. In addition, although interest deferrals are permitted under the terms of the instruments governing the trust preferred securities, such deferrals are typically limited to 20 consecutive quarterly periods.  As a result, many financial institutions that commenced deferral periods in 2009 will no longer be permitted to defer interest payments, which could result in increased defaults on trust preferred securities.  Additional defaults in the underlying collateral or deferrals of dividend payments for these securities could lead to additional charges on these securities and/or other-than-temporary impairment charges on other trust preferred securities we own. Finally, proposed or future changes in the regulatory treatment of both issuers and holders of trust preferred securities could have a negative impact on the value of the pooled trust preferred securities held in our portfolio.

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

As of December 31, 2014, our goodwill totaled $10.5 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2014, our non-covered nonperforming assets (which consist of nonaccrual loans, loans past due 90 days and accruing and other real estate owned (“OREO”)) totaled $18.7 million, or 2.76% of total non-covered loans and OREO, which is an increase of $1.3 million or 7.5% compared with non-covered nonperforming assets of $17.4 million, or 3.45%, of total non-covered loans and OREO at December 31, 2013. At December 31, 2012, our non-covered non-performing assets were $20.8 million, or 4.41% of non-covered loans and OREO.

Although economic and market conditions remain stable, we may incur losses if there is an increase in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral, which may ultimately result in a loss.  We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO.  Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, an increase in the level of nonperforming assets increases our regulatory risk profile.  There can be no assurance that we will not experience future increases in nonperforming assets.

A significant amount of our loans are secured by real estate and any declines in real estate values in our primary markets could be detrimental to our financial condition and results of operations.

Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $589.0 million, or approximately 83.7% of our total loan portfolio, as of December 31, 2014. Total real estate loans covered under the FDIC loss sharing agreement amount to $38.5 million. The residential and commercial real estate sectors of the U.S. economy experienced an economic slowdown that continued into 2010. Specifically, the values of residential and commercial real estate located in our market areas declined significantly in recent years and have not returned to pre-recession levels.  Although such real estate values have shown improvement recently, such improved values may not continue. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of operations.

Sales pace, inventories and prices of land, lots, and finished homes have not returned to pre-recession levels in many markets, including those where we do business. As of December 31, 2014, $171.5 million, or approximately 24.4% of our total loans, were secured by single-family residential real estate. This includes $138.0 million in residential 1-4 family loans and $33.4 million in home equity lines of credit. Total single-family residential real estate loans covered under the FDIC loss sharing agreement amount to $38.5 million. If housing markets in our market areas do not continue to steadily improve or deteriorate, we may experience an increase in nonperforming loans, provisions for loan losses and charge-offs.

If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.

As of December 31, 2014, a significant portion of our loan portfolio was comprised of loans secured by commercial real estate. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, as in recent years, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio in the event the real estate market in Virginia and our market area does not exhibit sustained improvement. A weak real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values do not continue to improve or decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.

We are subject to risks related to our concentration of construction and land development and commercial real estate loans.

As of December 31, 2014, we had $57.9 million of construction loans. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

●	the viability of the contractor;

●	the value of the project being subject to successful completion;

●	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

●	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction loans which provides us with an additional source of repayment. As of December 31, 2014, we had non-covered nonperforming construction and development loans in the amount of $467 thousand and $6.8 million of non-covered assets that have been foreclosed. If one or more of our larger borrowers were to default on their construction and development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

As of December 31, 2014, we had $359.6 million of commercial real estate loans, including multi-family residential loans and loans secured by farmland, none of which is covered by the FDIC loss sharing agreement. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service.

In October 2009, the federal banking agencies issued additional guidance on commercial real estate lending that emphasizes these considerations and also supports prudent loan workouts for financial institutions working with commercial real estate borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. In addition, the Dodd-Frank Act contains provisions that may impact the Bank’s business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, that a loan originator or a securitizer of asset-backed securities retain a percentage of the credit risk of securitized assets. The banking agencies have jointly issued a final rule to implement these requirements, which will become effective on December 24, 2015 for residential mortgage-backed securitizations and on December 24, 2016 for classes of asset-backed securities other than residential mortgage-backed securitizations.  Banks with higher levels of commercial real estate loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposures. Sonabank’s commercial real estate loans are below the thresholds identified as significant by the regulatory guidance. If there is deterioration in our commercial real estate portfolio or if regulatory authorities conclude that we have not implemented appropriate risk management policies and practices, it could adversely affect our business and result in a requirement of increased capital levels, and such capital may not be available at that time.

The benefits of our FDIC loss-sharing agreements may be reduced or eliminated.

In connection with Sonabank’s assumption of the banking operations of Greater Atlantic Bank, the Bank entered into the Agreement, which contains loss-sharing provisions. Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets (referred to herein as the ”covered assets”), could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the Greater Atlantic Bank acquisition, we recorded a loss-sharing asset that reflects our estimate of the timing and amount of future losses we anticipate occurring in the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyzed the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

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

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss-sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The agreements contain specific, detailed and cumbersome compliance, servicing, notification and reporting requirements, and failure to comply with any of the requirements and guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of such assets. As of December 31, 2014, $38.5 million, or 4.20%, of our assets were covered by the FDIC loss-sharing agreements.

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

Sonabank relies on originating government guaranteed loans, in particular those guaranteed by the SBA. As of December 31, 2014, Sonabank had $56.0 million of SBA loans, $41.8 million of which is guaranteed and $14.2 million is non-guaranteed. Sonabank originated $17.1 million, $25.4 million and $21.1 million in SBA loans in the years ended December 31, 2014, 2013 and 2012, respectively. Sonabank sold the guaranteed portions of some of its SBA loans in the secondary market in 2012 and 2011 and intends to continue such sales, which are a source of non-interest income for Sonabank, when market conditions are favorable. We can provide no assurance that Sonabank will be able to continue originating these loans, that it will be able to sell the loans in the secondary market or that it will continue to realize premiums upon any sale of SBA loans.

SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on our business. Currently, the maximum limit on individual 7(a) loans which the SBA will permit is $5.0 million. Any reduction in this level could adversely affect the volume of our business. As of December 31, 2014, our SBA business constitutes 8.0% of our total loans. The periodic uncertainty of the SBA program relative to availability, amounts of funding and the waiver of associated fees creates greater risk for our business than do more stable aspects of our business.

The federal government presently guarantees up to75% of the principal amount of loans above $150,000 and up to 90% of the principal amount for certain programs under the 7(a) program. SBAExpress loans can be guaranteed by the federal government up to 50%.  We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, it is possible that Sonabank could lose its preferred lender status which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA. It is also possible the federal government could reduce the amount of loans which it guarantees. In addition, we are dependent on the expertise of our personnel who make SBA loans in order to continue to originate and service SBA loans. If we are unable to retain qualified employees in the future, our income from the origination of SBA loans could be substantially reduced.

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

As a lender, we are exposed to the risk that our borrowers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to ensure repayment. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses to cover any probable inherent loan losses in the loan portfolio. In determining the size of the allowance, we rely on a periodic analysis of our loan portfolio, our historical loss experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect or if we experience significant loan losses, our current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. A material addition to the allowance for loan losses could cause our earnings to decrease. Due to the relatively unseasoned nature of our loan portfolio, we cannot assure you that we will not experience an increase in delinquencies and losses as these loans continue to mature.

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

We completed the acquisition of Prince George’s Federal Savings Bank on August 1, 2014, the acquisition of the HarVest Bank of Maryland on April 27, 2012, the Midlothian Branch in Richmond, Virginia on October 1, 2011, the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009, the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge branch of First Community Bancorp, Inc. in December of 2005.

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

Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington D.C., Charlottesville and Clifton Forge (Alleghany County), Front Royal, New Market, Richmond and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in these market areas. As of December 31, 2014, substantially all of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in this region slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability.

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

We make loans to professional firms and privately owned businesses that are considered to be small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. Economic downturns in our target markets could cause us to incur substantial loan losses that could materially harm our operating results.

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

Quantitative measures established by regulation to ensure capital adequacy, which applied prior to January 1, 2015, required Sonabank to maintain minimum amounts and defined ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted total assets, also known as the leverage ratio. For Sonabank, Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on certain securities, less a portion of its mortgage servicing asset and deferred tax asset that is disallowed for capital. For Sonabank, total capital consists of Tier 1 capital plus the allowance for loan and lease loss less a deduction for low level recourse obligations.

As of December 31, 2014, Sonabank exceeded the amounts required to be well capitalized with respect to all three required capital ratios. To be well capitalized, under the rules that applied prior to January 1, 2015, a bank was generally required to maintain a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. However, the Federal Reserve could require Sonabank to increase its capital levels. For example, regulators have recently required certain banking companies to maintain a leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. As of December 31, 2014, Sonabank’s leverage, Tier 1 risk-based capital and total risk-based capital ratios were 11.53%, 14.86% and 15.93%, respectively.    As of January 1, 2015, we were required to begin complying with the Revised Capital Rules.

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

Sonabank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FDIC rules, if Sonabank ceases to be a well capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2014, we had $87.2 million of brokered deposits, which represented 11.7% of our total deposits.

We are required to comply with increased regulatory capital requirements.

The capital requirements applicable to Southern National and the Bank changed as a result of the Dodd-Frank Act and the international regulatory capital initiative known as Basel III, and could  be subject to further change as a result of additional government actions or regulatory interpretations. Regulators recently issued rules implementing these requirements (“Revised Capital Rules”). We were required to begin complying with the Revised Capital Rules on January 1, 2015. Among other things, the Revised Capital Rules raise the minimum thresholds for required capital and revise certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds.  The Revised Capital Rules also introduce a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1, and Total Capital ratios that are discussed above in Capital Requirements -- Revisions to Capital Adequacy Requirements. Complying with these capital requirements may affect our operations, including our asset portfolios and financial performance.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in 2010, instituted a wide range of regulatory, supervisory, and compliance reforms that will have had and will continue to have an impact on all financial institutions, including the creation of the Consumer Financial Protection Bureau with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.  The Act also included, among other things, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and requirements designed to protect consumers in financial transactions.  Many of these provisions are subject to rule making procedures and studies, some of which have already occurred and some that will be conducted in the future, and the full effects of the legislation on Southern National cannot yet be determined.  For example, in January 2014, the Bureau issued rules that impact our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act.  Regulations implementing the Dodd-Frank Act, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  Other changes to statutes, regulations, or regulatory policies or supervisory guidance, including changes in their interpretation or implementation, may affect us in substantial ways that we cannot predict. These changes also may require Southern National to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.

The Bureau recently issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results and financial condition.

Pursuant to its new authority, in January 2013, the Bureau adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”). In May, July and October 2013 the CFPB issued rules amending certain provisions of the ATR/QM rule. The final ATR/QM rule, which took effect on January 10, 2014, will likely impact our residential mortgage lending practices, and the residential mortgage market generally.

The ATR/QM rule requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt- to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). As the definition of “qualified mortgage” provides either a safe harbor or a rebuttable presumption of compliance with the ability-to-repay requirements, the definition is expected to establish the parameters for the majority of consumer mortgage lending in the U.S.

Reflecting the Bureau’s focus on the residential mortgage lending market, the Bureau has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) and has proposed, but not finalized, integrated mortgage disclosure rules that will replace and combine certain existing requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act. The Bureau has indicated that it expects to issue additional mortgage-related rules in the future.

The new “qualified mortgage” rules may increase our compliance burden and reduce our lending flexibility and discretion, which could negatively impact our ability to originate new loans and the cost of originating new loans. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. Additionally, qualified “higher priced mortgages” only provide a rebuttable presumption of compliance and thus may be more susceptible to challenges from borrowers. It is difficult to predict how the Bureau’s “qualified mortgage” rules will impact us when they take effect, but any decreases in loan origination volume or increases in compliance and foreclosure costs could negatively affect our business, operating results and financial condition.]

We currently intend to pay dividends on our common stock; however, our future ability to pay dividends is subject to restrictions.

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2014. We also declared a special dividend in the fourth quarters of 2012 and 2014. There are a number of restrictions on our ability to pay dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Our principal source of funds to pay dividends on our common stock is cash dividends that we receive from Sonabank. The payment of dividends by Sonabank to us is subject to certain restrictions imposed by federal banking laws, regulations and authorities. The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be ”under capitalized” as defined by statute. In addition, the relevant federal regulatory agencies have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of Sonabank. Regulatory authorities could impose administratively stricter limitations on the ability of Sonabank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

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

We face significant cyber and data security risk that could result in the disclosure of confidential information, adversely affect our business or reputation and expose us to significant liabilities.

As a financial institution, we are under threat of loss due to hacking and cyber-attacks.  This risk has increased in recent years, and continues to increase, as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent but would present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, [our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers.] [While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks and there can be no assurance that we will not suffer such losses in the future.]

The occurrence of any cyber-attack or information security breach could result in material adverse consequences to us including damage to our reputation and the loss of customers. We also could face litigation or additional regulatory scrutiny. Litigation or regulatory actions in turn could lead to significant liability or other sanctions, including fines and penalties or reimbursement of customers adversely affected by a security breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other large financial institutions could lead to a general loss of customer confidence in financial institutions including Sonbank.

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our information security procedures and contracts and our ability to anticipate the timing and nature of any such event that occurs. [In recent years, we have incurred significant expense towards improving the reliability of our systems and their security from attack.] Nonetheless, there remains the risk that we may be materially harmed by a cyber-attack or information security breach.  Methods used to attack information systems change frequently (with generally increasing sophistication), often are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world. As a result, we may be unable to address these methods in advance of attacks, including by implementing adequate preventive measures.  If such an attack or breach does occur, we might not be able to fix it timely or adequately. To the extent that such an attack or breach relates to products or services provided by others, we seek to engage in due diligence and monitoring to limit the risk, but here too we cannot eliminate it.]

Item 1B. Unresolved Staff Comments

Southern National does not have any unresolved staff comments from the SEC to report for the year ended December 31, 2014.

Item 2. – Properties

The following table sets forth the date opened or acquired, ownership status and the total deposits, not including brokered deposits, for each of our banking locations, as of December 31, 2014:

	Date Opened	Owned or	Deposits
Location	or Acquired	Leased	(in thousands)
Home Office and Branch:
6830 Old Dominion Drive	December 2006	Leased	$45,931
McLean, Virginia 22101

Branch Offices:
511 Main Street	December 2005	Owned	$43,763
Clifton Forge, Virginia 24442

1770 Timberwood Boulevard	April 2005	Leased	$38,795
Charlottesville, Virginia 22911

11527 Sunrise Valley Drive	December 2006	Leased	$29,371
Reston, Virginia 20191

10855 Fairfax Boulevard	December 2006	Leased	$18,559
Fairfax, Virginia 22030

550 Broadview Avenue	April 2007	Leased	$34,222
Warrenton, Virginia 20186

1 East Market Street	April 2008	Leased	$17,341
Leesburg, Virginia 20176

11 Main Street	September 2009	Leased	$25,532
Warrenton, Virginia 20186

11200 Rockville Pike	December 2009	Leased	$50,779
Rockville, Maryland 20852

1 South Front Royal Avenue	December 2009	Owned	$41,196
Front Royal, Virginia 22630

9484 Congress Street	December 2009	Owned	$37,782
New Market, Virginia 22844

	Date Opened	Owned or	Deposits
Location	or Acquired	Leased	(in thousands)
43086 Peacock Market Plaza	December 2009	Leased	$24,777
South Riding, Virginia 20152

10 West Washington Street	May 2011	Leased	$15,642
Middleburg, Virginia 20117

13804 Hull Street Road	October 2011	Owned	$28,614
Midlothian, Virginia 23112

9707 Medical Center Drive, Suite 150	April 2012	Leased	$33,794
Rockville, Maryland 20850

12800 Middlebrook Road	April 2012	Leased	$25,810
Germantown, Maryland 20874

37 North Market Street	April 2012	Leased	$24,465
Frederick, Maryland 21701

6719 Leaberry Way	August 2012	Leased	$7,144
Haymarket, Virginia 20169

7700 Wisconsin Avenue	October 2012	Leased	$30,295
Bethesda, Maryland 22101

4009 Old Town Road	August 2014	Leased	$9,411
Huntingtown, Maryland 20639

137 E. Chesapeake Beach Road	August 2014	Owned	$7,955
Owings, Maryland 20736

14804 Pratt Street	August 2014	Owned	$58,732
Upper Marlboro, Maryland 200772

14118 Brandywine Road	August 2014	Owned	$5,354
Brandywine, Maryland 20613

	Date Opened	Owned or	Deposits
Location	or Acquired	Leased	(in thousands)
Loan Production Offices:
230 Court Square	March 2005	Leased	NA
Charlottesville, Virginia 22902

2217 Princess Anne Street	April 2005	Leased	NA
Fredericksburg, Virginia 22401

550 Broadview Avenue	September 2005	Leased	NA
Warrenton, Virginia 20186

Accounting Office:
70 Main Street, Suite 34	December 2014	Leased	NA
Warrenton, Virginia 20186

Executive Offices:
1002 Wisconsin Avenue, N.W.	April 2005	Leased	NA
Washington, D.C. 20007

Item 3. - Legal Proceedings

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  There are no other proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of December 31, 2014.

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

There were 12,217,770 shares of our common stock outstanding at the close of business on March 5, 2015, which were held by 238 shareholders of record.

The following table presents the high and low intra-day sales prices and dividends declared for quarterly periods during 2014 and 2013:

	Market Values				Dividends Declared
	2014		2013		2014 (1)	2013
	High	Low	High	Low
First Quarter	$10.24	$9.81	$12.00	$7.80	$0.07	$0.05
Second Quarter	11.70	10.05	10.43	8.71	$0.07	$0.06
Third Quarter	11.70	10.37	10.24	9.15	$0.08	$0.07
Fourth Quarter	13.13	10.98	10.25	9.30	$0.38	$0.07

(1) The dividend declared in the fourth quarter of 2014 included a special dividend of $0.30.

Dividend Policy

Dividends are paid at the discretion of our board of directors. While we paid a nonrecurring 10% stock dividend to our holders of common stock in 2007, we declared the first cash dividend on our common stock in February 2012 and each quarter thereafter through 2014. The amount and frequency of dividends, if any, will be determined by our board of directors after consideration of our earnings, capital requirements, our financial condition and our ability to service any equity or debt obligations senior to our common stock, and will depend on cash dividends paid to us by our subsidiary bank. As a result, our ability to pay future dividends will depend on the earnings of Sonabank, its financial condition and its need for funds.

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

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2014, Southern National had outstanding stock options granted under its Stock Option Plan, which is approved by its shareholders.  The following table provides information as of December 31, 2014 regarding Southern National’s equity compensation plans under which our equity securities are authorized for issuance:

Number of securities
remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
	warrants and rights	warrants and rights	in column A)
Plan category	A	B	C
Equity compensation plans approved by security holders	621,050	$8.49	280,850
Equity compensation plans not approved by security holders	-	-	-
Total	621,050	$8.49	280,850

Issuer Purchases of Equity Securities

None

Performance Graph

The following chart compares the cumulative total shareholder return on Southern National common stock during the five years ended December 31, 2014, with the cumulative total return of the Russell 2000 Index and the SNL Bank and Thrift Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on December 31, 2009 in Southern National common stock, the Russell 2000 Index and the SNL Bank and Thrift Index. The historical stock price performance for Southern National common stock shown on the graph below is not necessarily indicative of future stock performance.

	2009	2010	2011	2012	2013	2014
Southern National Bancorp of Virginia	100.0	105.6	84.7	116.6	147.1	175.8
Russell 2000	100.0	126.9	121.6	141.4	196.3	206.0
SNL Bank and Thrift Index	100.0	111.6	86.8	116.6	159.6	178.2

55

Item 6. - Selected Financial Data

The following table sets forth selected financial data for Southern National as of December 31, 2014, 2013, 2012, 2011 and 2010, and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

	2014	2013	2012	2011	2010
					(As Restated)
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$38,091	$35,116	$37,561	$33,423	$36,290
Interest expense	4,673	4,668	5,828	6,087	8,513
Net interest income	33,418	30,448	31,733	27,336	27,777
Provision for loan losses	3,444	3,615	6,195	8,492	9,025
Net interest income after provision for loan losses	29,974	26,833	25,538	18,844	18,752
Noninterest income	2,364	1,753	5,595	2,442	1,649
Noninterest expenses	21,101	19,292	21,449	15,193	14,471
Income before income taxes	11,237	9,294	9,684	6,093	5,930
Income tax expense	3,754	3,036	3,115	1,692	1,876
Net income	$7,483	$6,258	$6,569	$4,401	$4,054

Per Share Data:
Earnings per share - Basic	$0.63	$0.54	$0.57	$0.38	$0.35
Earnings per share - Diluted	$0.63	$0.54	$0.57	$0.38	$0.35
Cash dividends paid per share	$0.60	$0.25	$0.25	$-	$-
Book value per share	$9.33	$9.20	$8.90	$8.55	$8.14
Tangible book value per share (1)	$8.36	$8.34	$8.00	$7.58	$7.13
Weighted average shares outstanding - Basic	11,846,126	11,590,333	11,590,212	11,590,212	11,590,212
Weighted average shares outstanding - Diluted	11,927,083	11,627,445	11,596,176	11,591,156	11,592,865
Shares outstanding at end of period	12,216,669	11,590,612	11,590,212	11,590,212	11,590,212
	.	.	.	.	.
Selected Performance Ratios and Other Data:
Return on average assets	0.94%	0.89%	0.97%	0.74%	0.67%
Return on average equity	6.76%	5.95%	6.40%	4.51%	4.31%
Yield on earning assets	5.24%	5.48%	6.15%	6.20%	6.57%
Cost of funds	0.75%	0.85%	1.11%	1.31%	1.79%
Cost of funds including non-interest bearing deposits	0.69%	0.79%	1.03%	1.22%	1.68%
Net interest margin	4.60%	4.75%	5.19%	5.06%	5.03%
Efficiency ratio (2)	60.45%	60.78%	56.25%	50.13%	48.01%
Net charge-offs to average loans	0.51%	0.69%	1.04%	1.63%	1.86%
Allowance for loan losses to total non-covered loans	1.11%	1.42%	1.54%	1.54%	1.52%
Stockholders’ equity to total assets	12.43%	14.89%	14.25%	16.20%	16.08%

Financial Condition:
Total assets	$916,645	$716,185	$723,812	$611,373	$586,654
Total loans, net of deferred fees	703,472	546,058	530,151	491,768	463,054
Total deposits	742,425	540,359	550,977	461,095	430,974
Stockholders’ equity	113,979	106,614	103,176	99,051	94,331

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

Accounting for the FDIC Indemnification Asset and Acquired Loans

Southern National acquired loan portfolios through its acquisitions of Greater Atlantic Bank in 2009, its acquisition of HarVest Bank of Maryland in 2012, and its acquisition of Prince George’s Federal Savings Bank in 2014.  The single family residential loans acquired in the Greater Atlantic Bank transaction are referred to as covered loans because of loss protection provided by the FDIC pursuant to a loss sharing agreement.   The loss sharing agreement related to non-single family residential loans expired in December 2014. The loans acquired in the HarVest and Prince George’s transactions are not covered by an FDIC loss sharing agreement.

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

Acquired loans are placed into homogenous pools at acquisition. At acquisition, the fair value of the pools of credit impaired loans was measured based on the expected cash flows to be derived from each pool. The difference between total contractual payments due and the cash flows expected to be received at acquisition was recognized as non-accretable difference. The excess of expected cash flows over the recorded fair value of each pool at the acquisition is referred to as the accretable yield and is being recognized as interest income over the life of each pool. Acquired loans with no discount attributable, at least in part, to credit quality, performing loans, are accounted for on a contractual basis.

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

Goodwill Impairment Assessment

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant.  Goodwill is primarily related to the 2006 acquisition of 1st Service Bank.  The acquisition of PGFSB in 2014 increased goodwill by $1.4 million.  Our annual assessment timing is during the third calendar quarter.    For the 2014 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics.  No impairment was indicated in 2014 or 2013.

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

Valuation of Deferred Tax Asset

The provision for income taxes reflects the tax effects of the transactions reported in the financial statements, including taxes currently due as well as changes in deferred taxes. Deferred tax assets and liabilities represent estimates of the future tax return consequences of temporary differences between carrying amounts and tax bases of assets and liabilities.  Deferred tax assets and liabilities are computed by using currently enacted income tax rates and applying those rates to the periods in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. As of December 31, 2014 and 2013, management concluded that it is more likely than not that Southern National will generate sufficient taxable income to fully utilize our deferred tax assets.

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  Sonabank provides a range of financial services to individuals and small and medium sized businesses. Sonabank has fifteen branches in Virginia, located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Middleburg, Leesburg (2), South Riding, Front Royal, New Market, Haymarket,  Richmond and Clifton Forge, and nine branches in Maryland, in Rockville, Shady Grove, Germantown, Frederick, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

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

We completed the acquisition of the HarVest Bank of Maryland on April 27, 2012, the Midlothian Branch in Richmond, Virginia on October 1, 2011 and the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009.  As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement (the “loss sharing agreement”) on approximately $143.4 million (cost basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets

The merger with Prince George’s Federal Savings Bank (PGFSB) was completed on August 1, 2014. Southern National acquired PGFSB in a cash and stock transaction. PGFSB was founded in 1931 and is headquartered in Upper Marlboro, which is the County Seat of Prince George’s County, Maryland. Prince George’s FSB has four offices, all of which are in Maryland, including a main office in Upper Marlboro and three branch offices in Dunkirk, Brandywine and Huntingtown. Prince George’s FSB has an excellent core deposit base reflecting its tenure in the communities it serves, and its lending activities have historically been focused on residential mortgages.

RESULTS OF OPERATIONS

Net Income

Net income for the year ended December 31, 2014 was $7.5 million, compared to $6.3 million for the year ended December 31, 2013.  An increase in net interest income and an increase in noninterest income in 2014 as compared to 2013 were partially offset by an increase in noninterest expense.

Net income for the year ended December 31, 2013 was $6.3 million, down from $6.6 million for the year ended December 31, 2012, due primarily to the bargain purchase gain on the acquisition of HarVest Bank in 2012.  Improvement in noninterest expense and a reduction in the provision for loan losses in 2013 as compared to 2012 were partially offset by a decrease in net interest income.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

The brutal competition we had seen for loans, particularly at the beginning of 2013, diminished in 2014. Average loans during 2014 were $608.6 million compared to $516.9 million in the prior year. The growth resulted from the factors noted above. The net interest margin was 4.60% in 2014, down from 4.75% in 2013. The decline in the net interest margin was partially attributable to an increase in the residential loan portfolio resulting from the PGFSB acquisition and the portfolio purchases from STM during the year. Net interest income was $33.4 million during the year ended December 31, 2014, compared to $30.4 million during the prior year.

The Greater Atlantic Bank (GAB) loan discount accretion contributed $2.0 million to net interest income during 2014, compared to $1.7 million during 2013. The loan discount accretion on the HarVest Bank portfolio contributed $920 thousand during 2014, compared to $1.9 million during 2013. The discount accretion on the PGFSB portfolio was $229 thousand in 2014. Before taking the discount accretion related to the three acquisitions into account, the net interest margin would have been 4.17% in 2014 and 4.20% in 2013.

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

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

Average Balance Sheets and Net Interest
Analysis For the Years
Ended December 31, 2014, 2013 and 2012

	2014			2013			2012
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$608,604	$34,611	5.69%	$516,927	$32,269	6.24%	$526,371	$35,246	6.70%
Investment securities	90,133	2,628	2.92%	83,920	2,272	2.71%	65,339	1,956	2.99%
Other earning assets	28,484	852	2.99%	39,938	575	1.44%	19,504	359	1.84%

Total earning assets	727,221	38,091	5.24%	640,785	35,116	5.48%	611,214	37,561	6.15%
Allowance for loan losses	(7,422)			(7,621)			(7,179)
Intangible assets	11,452			10,212			10,834
Other non-earning assets	66,157			61,397			60,604
Total assets	$797,408			$704,773			$675,473

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$23,574	26	0.11%	$23,723	58	0.24%	$19,437	60	0.31%
Money market accounts	130,473	369	0.28%	147,319	505	0.34%	161,048	1,202	0.75%
Savings accounts	29,034	179	0.62%	12,323	72	0.59%	8,143	48	0.59%
Time deposits	376,395	3,402	0.90%	319,495	3,412	1.07%	283,507	3,726	1.31%
Total interest-bearing deposits	559,476	3,976	0.71%	502,860	4,047	0.80%	472,135	5,036	1.07%
Borrowings	62,810	697	1.11%	46,323	621	1.34%	52,423	792	1.51%
Total interest-bearing liabilities	622,286	4,673	0.75%	549,183	4,668	0.85%	524,558	5,828	1.11%
Noninterest-bearing liabilities:
Demand deposits	59,205			44,989			42,244
Other liabilities	5,158			5,352			6,051
Total liabilites	686,649			599,524			572,853
Stockholders’ equity	110,759			105,249			102,620
Total liabilities and stockholders’
equity	$797,408			$704,773			$675,473
Net interest income		$33,418			$30,448			$31,733
Interest rate spread			4.49%			4.63%			5.03%
Net interest margin			4.60%			4.75%			5.19%

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

	Year Ended December 31, 2014 vs. 2013				Year Ended December 31, 2013 vs. 2012
	Increase (Decrease)				Increase (Decrease)
	Due to Change in:				Due to Change in:
			Net				Net
	Volume	Rate	Change		Volume	Rate	Change
				( in thousands)
Interest-earning assets:
Loans, net of deferred fees	$4,701	$(2,359)	$2,342		$(623)	$(2,354)	$(2,977)
Investment securities	175	181	356		476	(160)	316
Other earning assets	(100)	377	277		273	(57)	216

Total interest-earning assets	4,776	(1,801)	2,975		126	(2,571)	(2,445)

Interest-bearing liabilities:
NOW accounts	(1)	(31)	(32)		(88)	86	(2)
Money market accounts	(54)	(82)	(136)		(95)	(602)	(697)
Savings accounts	103	4	107		25	-	25
Time deposits	(73)	63	(10)		659	(973)	(314)
Total interest-bearing deposits	(25)	(46)	(71)		501	(1,489)	(988)
Borrowings	147	(71)	76		(87)	(85)	(172)
Total interest-bearing liabilities	122	(117)	5		414	(1,574)	(1,160)

Change in net interest income	$4,654	$(1,684)	$2,970		$(288)	$(997)	$(1,285)

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

The provision for loan losses charged to operations for the years ended December 31, 2014, 2013 and 2012 was $3.4 million, $3.6 million, and $6.2 million, respectively.  We had charge-offs totaling $3.3 million during 2014, $4.1 million during 2013, and $6.2 million during 2012.  There were recoveries totaling $174 thousand during 2014, $503 thousand during 2013 and $702 thousand during 2012. In addition to a decline in net charge-offs, we have also witnessed a significant decline in non-accrual loans.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for loan losses.

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	Change

Account maintenance and deposit service fees	$826	$793	$33
Income from bank-owned life insurance	617	592	25
Equity income from mortgage affiliate	558	-	558
Net impairment losses recognized in earnings	(41)	(3)	(38)
Gain on sale of securities available for sale	-	142	(142)
Gain on other assets	202	13	189
Other	202	216	(14)
Total noninterest income	$2,364	$1,753	$611

	2013	2012	Change

Account maintenance and deposit service fees	$793	$832	$(39)
Income from bank-owned life insurance	592	797	(205)
Gain on sale of SBA loans	-	657	(657)
Bargain purchase gain on acquisition	-	3,484	(3,484)
Net impairment losses recognized in earnings	(3)	(717)	714
Gain on sale of securities available for sale	142	274	(132)
Gain on other assets	13	14	(1)
Other	216	254	(38)
Total noninterest income	$1,753	$5,595	$(3,842)

Noninterest income increased to $2.4 million in 2014 from $1.8 million in 2013. In addition to income from the STM investment in the amount of $558 thousand, we sold part of our investment in CapitalSouth Partners Fund III, a Small Business Investment Company, for a gain of $202 thousand.

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

Noninterest Expense

The following table presents the major categories of noninterest expense for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	Change

Salaries and benefits	$10,225	$9,063	$1,162
Occupancy expenses	3,165	3,063	102
Furniture and equipment expenses	787	724	63
Amortization of core deposit intangible	220	467	(247)
Virginia franchise tax expense	455	471	(16)
FDIC assessment	569	823	(254)
Data processing expense	569	562	7
Telephone and communication expense	751	684	67
Change in FDIC indemnification asset	1,230	483	747
Net gain on other real estate owned	(433)	(188)	(245)
Merger expense	487	35	452
Other operating expenses	3,076	3,105	(29)
Total noninterest expense	$21,101	$19,292	$1,809

	2013	2012	Change

Salaries and benefits	$9,063	$7,993	$1,070
Occupancy expenses	3,063	2,778	285
Furniture and equipment expenses	724	621	103
Amortization of core deposit intangible	467	893	(426)
Virginia franchise tax expense	471	582	(111)
FDIC assessment	823	565	258
Data processing expense	562	634	(72)
Telephone and communication expense	684	603	81
Change in FDIC indemnification asset	483	651	(168)
Net (gain) loss on other real estate owned	(188)	2,632	(2,820)
Merger expense	35	360	(325)
Other operating expenses	3,105	3,137	(32)
Total noninterest expense	$19,292	$21,449	$(2,157)

Noninterest expense was $21.1 million in 2014 compared to $19.3 million in 2013. Merger expenses were $487 thousand during 2014, compared to $35 thousand in 2013.

The net gain on other real estate owned (OREO) in 2014 was $433 thousand compared to a gain on OREO of $188 thousand in 2013. The gain in 2014 resulted primarily from the sale of eight OREO properties at a gain of $1.1 million, the sale of three properties at a loss of $226 thousand, and impairment of $400 thousand on two properties.    During 2013, we sold five properties from OREO resulting in gains of $1.3 million. We sold four other properties resulting in losses of $588 thousand.  We also recognized impairment in the value of four properties in the amount of $550 thousand.

As a result of the cash flow analysis of the acquired GAB loans and the related FDIC indemnification asset in the second quarter of 2014, the amortization expense of the indemnification asset increased from $483 thousand in 2013, to $1.2 million in 2014.

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

FINANCIAL CONDITION

Total assets were $916.6 million as of December 31, 2014, compared to $716.2 million as of December 31, 2013. Total loans increased from $546.1 million at the end of December 2013 to $703.5 million at December 31, 2014. At December 31, 2014, the loan portfolio included $59.5 million of loans acquired from PGFSB.

Non-covered Loans

Loans that are not covered by the FDIC loss sharing agreement are referred to as “non-covered loans.” Total non-covered loans, net of deferred fees, grew from $494.4 million at the end of 2013 to $665.0 million at the end of 2014. Non-covered commercial real estate loans, owner-occupied and non-owner-occupied increased from $256.2 million at the end of 2013 to $337.1 million, partially as a result of the transfer of the covered GAB balances into the non-covered balances but more importantly from very strong originations during the year.

Non-covered residential 1-4 family loans nearly doubled increasing from $66.5 million at December 31, 2013 to $123.2 million at the end of 2014 as a result of the PGFSB acquisition and loans purchased from STM.

Our commercial real estate lending program includes both loans closed under the Small Business Administration (“SBA”)  7(a) and 504 loan programs and loans closed outside of the SBA programs that serve both the investor and owner-occupied facility market. The 504 loan program is used to finance long-term fixed assets, primarily real estate and heavy equipment and gives borrowers access to up to 90% financing for a project.  SBA 7(a) loans may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory and in some instances, working capital and debt refinancing.  The SBA guarantees up to 85% of the loan balance in the 7(a) program, and start-up businesses are eligible to participate in the program.  During 2014 we closed loans totaling $8.9 million through the SBA’s 7(a) program and $8.2 million under the SBA’s 504 program. During 2013 we closed loans totaling $24.3 million through the SBA’s 7(a) program and $1.1 million under the SBA’s 504 program.

 Covered Loans

We refer to the loans acquired in the Greater Atlantic acquisition as “covered loans” as we will be reimbursed by the FDIC for a substantial portion of any future losses on them under the terms of the loss sharing agreement. The indemnification against losses in the commercial portfolio on the GAB portfolio ended in December 2014. The FDIC indemnification on the GAB residential mortgages and the GAB HELOCS continues for another five years.

The following table summarizes the composition of our loans, net of unearned income at the dates indicated:

			Total				Total				Total
	2014		2014		2013		2013		2012		2012
	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent

Mortgage loans on real estate:
Commercial real estate - owner-occupied	$-	$136,597	$136,597	19.4%	$1,603	$106,225	$107,828	15.3%	$4,143	$93,288	$97,431	17.8%
Commercial real estate - non-owner-occupied	-	200,517	200,517	28.4%	5,829	150,008	155,837	22.1%	10,246	130,152	140,398	25.6%
Secured by farmland	-	612	612	0.1%	100	508	608	0.1%	-	1,479	1,479	0.3%
Construction and land development	-	57,938	57,938	8.2%	1	39,068	39,069	5.5%	1,261	44,946	46,207	8.4%
Residential 1-4 family	14,837	123,233	138,070	19.6%	16,631	66,482	83,113	11.8%	21,005	61,319	82,324	15.0%
Multi- family residential	-	21,832	21,832	3.1%	585	21,496	22,081	3.1%	614	18,774	19,388	3.5%
Home equity lines of credit	23,658	9,751	33,409	4.7%	25,769	6,431	32,200	4.6%	31,292	9,178	40,470	7.4%
Total real estate loans	38,495	550,480	588,975	83.5%	50,518	390,218	440,736	62.5%	68,561	359,136	427,697	78.1%

Commercial loans	-	114,714	114,714	16.3%	1,097	104,284	105,381	14.9%	2,672	99,081	101,753	18.6%
Consumer loans	-	1,564	1,564	0.2%	81	1,308	1,389	0.2%	88	1,623	1,711	0.3%
Gross loans	38,495	666,758	705,253	100.0%	51,696	495,810	547,506	100.0%	71,321	459,840	531,161	100.0%

Less deferred fees	1	(1,782)	(1,781)		5	(1,453)	(1,448)		7	(1,017)	(1,010)
Loans, net of deferred fees	$38,496	$664,976	$703,472		$51,701	$494,357	$546,058		$71,328	$458,823	$530,151

			Total				Total
	2011		2011		2010		2010
	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent
					(in thousands)
					(As Restated)
Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,854	$82,450	$87,304	16.4%	$5,427	$81,487	$86,914	17.6%
Commercial real estate - non-owner-occupied	11,243	117,059	128,302	24.2%	14,502	76,068	90,570	18.4%
Secured by farmland	-	1,506	1,506	0.3%	-	3,522	3,522	0.7%
Construction and land development	2,883	39,565	42,448	8.0%	3,249	39,480	42,729	8.7%
Residential 1-4 family	25,307	49,288	74,595	14.0%	28,733	58,900	87,633	17.8%
Multi- family residential	629	19,553	20,182	3.8%	629	19,177	19,806	4.0%
Home equity lines of credit	35,442	9,040	44,482	8.4%	40,662	10,532	51,194	10.4%
Total real estate loans	80,358	318,461	398,819	75.1%	93,202	289,166	382,368	77.6%

Commercial loans	2,122	89,939	92,061	17.3%	2,443	76,644	79,087	16.0%
Consumer loans	108	1,868	1,976	0.4%	143	2,010	2,153	0.4%
Gross loans	82,588	410,268	492,856	100.0%	95,788	367,820	463,608	100.0%

Less deferred fees	-	(1,088)	(1,088.00)		-	(554)	(554)
Loans, net of deferred fees	$82,588	$409,180	$491,768		$95,788	$367,266	$463,054

Covered loan losses are reimbursed in accordance with the FDIC loss sharing agreements. There are two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5 year agreement that expired in December 2014. As shown in the table above, approximately 82% of the remaining assets relate to single family assets which are covered under the 10 year agreement. Our FDIC indemnification asset, the estimate of the expected loss amounts to be reimbursed by the FDIC has a current carrying value of $3.6 million and an estimated fair value of $2.3 million reflecting an overstated FDIC indemnification asset. This current overstatement, which is due to improvements in the loss estimates in the single family covered loans, is being amortized down in accordance with accounting rules over the life of the contract (10 years for single family covered assets) or the life of the loans, whichever is shorter.

As of December 31, 2013, substantially all non-covered and covered loans were to customers located in Virginia and Maryland.  We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

At December 31, 2014 we had $136.6 million in non-covered owner-occupied commercial real estate loans, and we had $223.0 million in non-covered non-owner occupied commercial real estate loans including multi-family residential loans and loans secured by farmland.

The following table sets forth the contractual maturity ranges of the non-covered commercial and construction and land development loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2014 (in thousands):

		After 1 Year
		Through 5 Years		After 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total

Construction and land development	$17,841	$7,892	$6,323	$22,811	$3,071	$57,938
Commercial	41,346	32,023	12,343	4,817	24,185	114,714
Total	$59,187	$39,915	$18,666	$27,628	$27,256	$172,652

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

The following table presents a comparison of non-covered nonperforming assets as of December 31, (in thousands):

	2014	2013	2012	2011	2010
					(As Restated)
Nonaccrual loans	$5,652	$7,814	$7,628	$4,541	$9,585
Loans past due 90 days and accruing interest	-	-	-	32	-
Total nonperforming loans	5,652	7,814	7,628	4,573	9,585
Other real estate owned	13,051	9,579	13,200	13,620	3,901
Total nonperforming assets	$18,703	$17,393	$20,828	$18,193	$13,486

SBA guaranteed amounts included in nonaccrual loans	$4,664	$1,852	$2,607	$2,462	$1,410

Allowance for non-covered loan losses to nonperforming loans	130.80%	90.08%	91.33%	137.66%	58.41%
Allowance for non-covered loan losses to total non-covered loans	1.11%	1.42%	1.52%	1.54%	1.52%
Nonperforming assets to total non-covered assets	2.13%	2.63%	3.20%	3.44%	2.75%
Nonperforming assets excluding SBA guaranteed loans
to total non-covered assets	1.60%	2.35%	2.80%	2.98%	2.46%
Nonperforming assets to total non-covered loans and OREO	2.76%	3.45%	4.41%	4.30%	3.63%
Nonperforming assets excluding SBA guaranteed loans
to total non-covered loans and OREO	2.07%	3.08%	3.86%	3.72%	3.25%

Covered nonperforming assets are not included in the table above because the carrying value includes a component for credit losses (the nonaccretable yield).

During the year ending December 31, 2014, there were no loans modified in troubled debt restructurings.  No TDRs defaulted during the year ending December 31, 2014, which had been modified in the previous 12 months.

During 2013, we refinanced 15 loans to one borrower totaling $5.9 million secured by single family 1-4 residential properties with a loan in the amount of $5.2 million secured by a first deed of trust on the properties and a loan in the amount of $663 thousand secured by a second deed of trust on the properties which was charged off as of December 31, 2013.  There is no commitment to lend additional funds to this borrower. During 2013, we modified one commercial real estate owner-occupied loan in a troubled debt restructuring with an unpaid principal balance of $708 thousand which was restructured by reducing the principal portion of the contractual principal and interest payment without modifying the interest rate.  There is no additional commitment to lend to this borrower.

It is Sonabank’s practice to concurrently charge off collateral dependent loans at the time loan impairment is recognized.  Charge offs on loans individually evaluated for impairment totaled approximately $1.2 million during 2013.

The following table presents covered nonperforming assets as of December 31, (in thousands):

	2014	2013	2012	2011	2010
Nonaccrual loans	$859	$1,622	$3,569	$3,340	$2,048
Loans past due 90 days and accruing interest	-	-	-	136	234
Total nonperforming loans	859	1,622	3,569	3,476	2,282
Other real estate owned	-	2,213	636	636	676
Total nonperforming assets	$859	$3,835	$4,205	$4,112	$2,958

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

Our loan review program is conducted by the Chief Risk Officer and a third party consultant who report directly to the Audit Committee of the Board of Directors. In 2014, loans with outstanding balances totaling more than 50% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2013 were reviewed by the third party consultant, and another 30% was done by internal loan review. In 2015 we plan to have the third party consultant review loans with outstanding balances totaling at least 50% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2014, and another 30% will be done by internal loan review. The purpose of loan review is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the bank’s credit policy and regulatory guidance.  Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.

The following table presents an analysis of the allowance for covered and non-covered loan losses for the periods indicated (in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
					(As Restated)
Balance, beginning of period	$7,090	$7,066	$6,295	$5,599	$5,172
Provision charged to operations	3,444	3,615	6,195	8,492	9,025
Recoveries credited to allowance	150	464	782	199	167
Total	10,684	11,145	13,272	14,290	14,364
Loans charged off:
Real estate - commercial	573	199	1,331	1,163	1,650
Real estate - construction, land and
other	250	650	2,119	460	3,718
Real estate - residential 1-4 family	449	776	1,071	2,341	2,038
Commercial	1,998	2,286	1,676	3,975	1,278
Consumer	-	144	9	56	81
Total loans charged off	3,270	4,055	6,206	7,995	8,765
Balance, end of period	$7,414	$7,090	$7,066	$6,295	$5,599

Net charge-offs to average loans, net
of unearned income	0.51%	0.69%	1.03%	1.63%	1.86%

Please refer to “Item 8 –. Financial Statements and Supplementary Data”, Footnote 3, for information regarding the allocation of the allowance for loan losses among various categories of loans.

We believe that the allowance for loan losses at December 31, 2014 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio.  Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses.

Investment Securities

Our securities portfolio provides us with required liquidity and securities to pledge as collateral for certain governmental deposits and borrowed funds.

Our securities portfolio is managed by our president and our treasurer, both of whom have significant experience in this area, with the concurrence of our Asset/Liability Committee. In addition to our president (who is chairman of the Asset/Liability Committee) and our treasurer, this committee is comprised of two outside directors our chief executive officer, our chief financial officer, our chief risk officer and our controller. Investment management is performed in accordance with our investment policy, which is approved annually by the Asset/Liability Committee and the Board of Directors. Our investment policy addresses our investment strategies, approval process, approved securities dealers and authorized investments. Our investment policy authorizes us to invest in:

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

Obligations of states and political subdivisions (municipal securities) are purchased with consideration of the current tax position of the Bank.  In-state (Virginia) municipal bonds will be favored when they present better relative value than comparable out-of-state municipal bonds.  Both taxable and tax-exempt municipal bonds may be purchased, but only after careful assessment of the market risk of the security.  Appropriate credit evaluation must be performed prior to purchasing municipal bonds.

Southern National’s corporate bonds consist of pooled trust preferred securities issued by banks, thrifts and insurance companies.  The collateral pools of these trust preferred securities must be at least 80% banks or thrifts, if the rating at the time of purchase is A3/A- or better.  If the rating is Aaa/AAA, the collateral pool must be at least 60% banks or thrifts.  These securities generally have a long term (25 years or more), allow early redemption by the issuers, make periodic variable interest payments and mature at face value.  Trust preferred securities allow the deferral of interest payments for up to five years.

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

Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Securities totaling $94.1 million were in the held to maturity portfolio at December 31, 2014, compared to $82.4 million at December 31, 2013. Securities totaling $2.3 million were in the available for sale portfolio at December 31, 2014, compared to $2.0 million at December 31, 2013.

As of December 31, 2014, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	BBB	$5,466	$4,975	$3,553	16%	$266
MMCF III B	Senior Sub	A3	A-	Ba1	CC	328	323	192	34%	5
						5,794	5,298	3,745		$271

										Cumulative Other	Cumulative
										Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	509	488	39%	591	$400
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,178	57	395	26%	828	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	324	17%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,095	27	295	21%	377	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	575	15%	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,279	31	86	33%	689	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,179	121	563	15%	878	1,180
						14,420	1,220	2,726		$4,384	$8,816

Total						$20,214	$6,518	$6,471

(1)     Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)     Pre-tax

Our largest pooled trust preferred security is ALESCO VII A 1B, which was rated triple A at acquisition and continues to have investment grade ratings from Fitch and Moody’s, but not Standard & Poor’s. It is a floating rate security priced quarterly at 40 basis points over LIBOR. We own it at a dollar price of 90. As of December 31, 2014, the yield was 0.95% which is attractive for an investment grade floating rate security. It is a very positive contributor to our asset sensitivity which will stand us in good stead if rates rise.

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

We recognized OTTI charges of $41 thousand during 2014 compared to OTTI charges related to credit on the trust preferred securities totaling $3 thousand and $717 thousand for the years ended December 31, 2013 and 2012, respectively.

Other securities in our investment portfolio are as follows:

●	SARM 2005-22 1A2 in the amount of $599 thousand, a residential collateralized mortgage obligation that is not government-sponsored.

●	residential government-sponsored mortgage-backed securities in the amount of $22.9 million and residential government-sponsored collateralized mortgage obligations totaling $3.6 million.

●	callable agency securities in the amount of $45.0 million.

●	municipal bonds in the amount of $17.8 million with a taxable equivalent yield of 3.18% and ratings as follows:

Rating		Amount
Service	Rating	(in thousands)
Moody’s	Aaa	$505
Moody’s	Aa2	3,629
Moody’s	Aa3	717
Moody’s	A1	1,173
Standard & Poor’s	AAA	3,127
Standard & Poor’s	AA+	580
Standard & Poor’s	AA	7,483
Standard & Poor’s	AA-	602
		$17,816

For additional information regarding investment securities refer to “Item 8 –. Financial Statements and Supplementary Data”, Footnote 2.

The following table sets forth the amortized cost and estimated fair value of our investment securities by contractual maturity at December 31, 2014.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Securities Available for Sale
			Weighted
	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due after ten years	$2,295	$2,285	2.63%

	Securities Held to Maturity
			Weighted
	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Residential government-sponsored mortgage-backed securities
Due after five years through ten years	$1,115	$1,215	5.44%
Due after ten years	21,782	22,382	2.67%
Total residential government-sponsored mortgage-backed securities	22,897	23,597	2.80%

Residential government-sponsored collateralized mortgage obligations
Due after ten years	3,564	3,511	1.76%
Other residential collateralized mortgage obligations
Due after ten years	599	599	2.42%
Total collateralized mortgage obligations	4,163	4,110	1.85%

Government-sponsored agency securities
Due after five years through ten years	4,996	4,856	2.63%
Due after ten years	39,953	39,565	3.17%
	44,949	44,421	3.11%
Obligations of states and political subdivisions
Due after five years through ten years	7,678	7,699	2.01%
Due after ten years	7,853	7,795	2.44%
	15,531	15,494	2.23%
Trust preferred securities
Due after ten years	6,518	6,471	0.96%
	$94,058	$94,093	2.69%

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

Total deposits increased to $742.4 million at December 31, 2014 from $540.4 million as of December 31, 2013 largely as a result of the Prince George’s FSB acquisition. Notably, non-interest bearing demand deposits increased from a year-end 2013 level of $44.6 million to $69.6 million as of December 31, 2014. Similarly, savings account balances increased from $17.0 million to $44.2 million, and money market account balances increased from $130.9 million to $137.3 million over the same period. As of December 31, 2014, we had brokered certificates of deposit in the amount of $77.0 million and brokered money market deposits of $10.2 million. At December 31, 2013, we had brokered certificates of deposit in the amount of $30.0 million, and we had brokered money market deposits of $10.2 million.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Noninterest-bearing deposits	$59,205		$44,989		$42,244
Interest-bearing deposits:
Savings accounts	29,034	0.62%	12,323	0.59%	8,143	0.59%
Money market accounts	130,473	0.28%	147,319	0.34%	161,048	0.75%
NOW accounts	23,574	0.11%	23,723	0.24%	19,437	0.31%
Time deposits	376,395	0.90%	319,495	1.07%	283,507	1.31%
Total interest-bearing deposits	559,476	0.71%	502,860	0.80%	472,135	1.07%
Total deposits	$618,681		$547,849		$514,379

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

We use borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. One source of these borrowed funds is securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transactions, and may require additional collateral based on the fair value of the underlying securities pledged. We engage in these transactions with retail customers and with established third parties, primarily large securities brokerage firms. We also are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time to as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2014 and 2013, total FHLB borrowings were $40.3 million and $50.3 million, respectively. At December 31, 2014, we had $143.0 million of unused and available FHLB lines of credit. For additional detail regarding borrowed funds, refer to “Item 8 –. Financial Statements and Supplementary Data”, Footnotes 9 and 10.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of December 31, 2014 and as of December 31, 2013, and all changes are within our ALM Policy guidelines.  The effect of the PGFSB merger was less negative than anticipated.  The impact from the fixed rate mortgage loans acquired was offset by the lengthening of certificate of deposit maturities.  Overall the duration of deposits increased and the duration of loans decreased.

	Sensitivity of Economic Value of Equity
	As of December 31, 2014

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$114,756	$(22,806)	-16.58%	12.52%	100.68%
Up 300	118,938	(18,624)	-13.54%	12.98%	104.35%
Up 200	123,724	(13,838)	-10.06%	13.50%	108.55%
Up 100	129,926	(7,636)	-5.55%	14.17%	113.99%
Base	137,562	-	0.00%	15.01%	120.69%
Down 100	129,927	(7,635)	-5.55%	14.17%	113.99%
Down 200	123,019	(14,543)	-10.57%	13.42%	107.93%

	Sensitivity of Economic Value of Equity
	As of December 31, 2013

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$104,514	$(15,340)	-12.80%	14.59%	98.03%
Up 300	106,947	(12,907)	-10.77%	14.93%	100.31%
Up 200	110,177	(9,677)	-8.07%	15.38%	103.34%
Up 100	114,794	(5,060)	-4.22%	16.03%	107.67%
Base	119,854	-	0.00%	16.74%	112.42%
Down 100	117,479	(2,375)	-1.98%	16.40%	110.19%
Down 200	114,952	(4,902)	-4.09%	16.05%	107.82%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2014 and December 31, 2013 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.  The effect of the PGFSB merger was less negative than anticipated as previously mentioned in the discussion of EVE.

	Sensitivity of Net Interest Income
	As of December 31, 2014

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$38,720	$7,117	4.46%	0.81%
Up 300	36,659	5,056	4.23%	0.58%
Up 200	34,656	3,053	4.00%	0.35%
Up 100	32,915	1,312	3.80%	0.15%
Base	31,603	-	3.65%	0.00%
Down 100	31,501	(102)	3.64%	-0.01%
Down 200	31,228	(375)	3.61%	-0.04%

	Sensitivity of Net Interest Income
	As of December 31, 2013

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$32,376	$5,627	4.87%	0.83%
Up 300	30,565	$3,816	4.60%	0.56%
Up 200	28,856	$2,107	4.35%	0.31%
Up 100	27,547	$798	4.16%	0.12%
Base	26,749	$-	4.04%	0.00%
Down 100	27,206	$457	4.11%	0.07%
Down 200	26,319	$(430)	3.97%	-0.07%

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

We prepare a cash flow forecast for one year with the first three months prepared on a weekly basis and on a monthly basis thereafter. The projections utilize estimated cash flows produced by the ALM analysis for loans, deposits and investment securities.

During the year ended December 31, 2014, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2014, we had $113.3 million of unfunded lines of credit and undisbursed construction loan funds. We had no approved loan commitments at December 31, 2014. The amount of certificate of deposit accounts maturing in 2015 is $225.0 million as of December 31, 2014. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

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

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of Southern National and the Bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum
	Required for
	Capital		Actual Ratio at
	Adequacy	To Be Categorized	December 31,
	Purposes	as Well Capitalized	2014	2013

Southern National
Tier 1 risk-based capital ratio	4.00%	6.00%	15.19%	18.56%
Total risk-based capital ratio	8.00%	10.00%	16.27%	19.81%
Leverage ratio	4.00%	5.00%	11.80%	14.22%
Sonabank
Tier 1 risk-based capital ratio	4.00%	6.00%	15.04%	18.43%
Total risk-based capital ratio	8.00%	10.00%	16.11%	19.68%
Leverage ratio	4.00%	5.00%	11.68%	14.12%

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

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2014.  The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.

	Contractual Obligations
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	( in thousands)
Certificates of deposit (1)	$225,002	$189,388	$51,805	$200	$466,395
Securities sold under agreements to repurchase	13,794	-	-	-	13,794
FHLB short-term advances	15,250	-	-	-	15,250
FHLB long-term advances	-	25,000	-	-	25,000
Operating leases	1,723	2,003	1,172	742	5,640
Total	$255,769	$216,391	$52,977	$942	$526,079

(1)  Certificates of deposit give customers rights to early withdrawal.  Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit written are conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $8.4 million and $6.9 million as of December 31, 2014 and 2013, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We evaluate each customer’s creditworthiness on a case-by-case basis.  At December 31, 2014 and 2013, we had unfunded loan commitments approximating $113.3 million and $105.8 million, respectively.

Item 7A. - Quantitative and Qualitative Disclosures about Market Risk

This information is incorporated herein by reference from “Item 7-. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Item 8. – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Southern National Bancorp of Virginia Inc.

We have audited the accompanying consolidated balance sheets of Southern National Bancorp of Virginia, Inc. and subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern National Bancorp of Virginia, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southern National Bancorp of Virginia, Inc.’s internal controls over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2015, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 13, 2015

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
March 5, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Southern National Bancorp of Virginia, Inc.

We have audited Southern National Bancorp of Virginia, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Southern National Bancorp of Virginia, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Southern National Bancorp of Virginia, Inc. and subsidiary as of and for the year ended December 31, 2014, and our report dated March 13, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 13, 2015

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$5,702	$2,679
Interest-bearing deposits in other financial institutions	32,618	18,177
Total cash and cash equivalents	38,320	20,856

Securities available for sale, at fair value	2,285	1,993

Securities held to maturity, at amortized cost
(fair value of $94,093 and $76,193, respectively)	94,058	82,443

Covered loans	38,496	51,701
Non-covered loans	664,976	494,357
Total loans	703,472	546,058
Less allowance for loan losses	(7,414)	(7,090)
Net loans	696,058	538,968

Stock in Federal Reserve Bank and Federal Home Loan Bank	5,681	5,915
Equity investment in mortgage affiliate	3,631	-
Preferred investment in mortgage affiliate	1,805	-
Bank premises and equipment, net	9,453	6,324
Goodwill	10,514	9,160
Core deposit intangibles, net	1,354	813
FDIC indemnification asset	3,571	5,804
Bank-owned life insurance	20,990	18,374
Other real estate owned	13,051	11,792
Deferred tax assets, net	10,083	8,281
Other assets	5,791	5,462

Total assets	$916,645	$716,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$69,560	$44,643
Interest-bearing deposits:
NOW accounts	25,018	24,297
Money market accounts	137,297	130,855
Savings accounts	44,155	16,999
Time deposits	466,395	323,565
Total interest-bearing deposits	672,865	495,716
Total deposits	742,425	540,359

Securities sold under agreements to repurchase and other
short-term borrowings	29,044	39,795
Federal Home Loan Bank (FHLB) advances	25,000	25,000
Other liabilities	6,197	4,417
Total liabilities	802,666	609,571

Commitments and contingencies (see note 14)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares;
no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares;
issued and outstanding, 12,216,669 and 11,590,612 shares at December 31, 2014
and December 31, 2013, respectively	122	116
Additional paid in capital	104,072	97,127
Retained earnings	12,805	12,561
Accumulated other comprehensive loss	(3,020)	(3,190)
Total stockholders’ equity	113,979	106,614

Total liabilities and stockholders’ equity	$916,645	$716,185

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2014	2013	2012

Interest and dividend income:
Interest and fees on loans	$34,611	$32,269	$35,246
Interest and dividends on taxable securities	2,239	2,035	1,940
Interest and dividends on tax exempt securities	389	237	16
Interest and dividends on other earning assets	852	575	359
Total interest and dividend income	38,091	35,116	37,561
Interest expense:
Interest on deposits	3,976	4,047	5,036
Interest on borrowings	697	621	792
Total interest expense	4,673	4,668	5,828

Net interest income	33,418	30,448	31,733

Provision for loan losses	3,444	3,615	6,195
Net interest income after provision
for loan losses	29,974	26,833	25,538

Noninterest income:
Account maintenance and deposit service fees	826	793	832
Income from bank-owned life insurance	617	592	797
Equity income from mortgage affiliate	558	-	-
Gain on sale of SBA loans	-	-	657
Bargain purchase gain on acquisitions	-	-	3,484
Net gain on other assets	202	13	14
Gain on sales of available for sale securities	-	142	274
Total other-than-temporary impairment losses (OTTI)	(41)	(3)	(721)
Portion of OTTI recognized in other comprehensive
income (before taxes)	-	-	4
Net credit related OTTI recognized in earnings	(41)	(3)	(717)
Other	202	216	254

Total noninterest income	2,364	1,753	5,595

Noninterest expenses:
Salaries and benefits	10,225	9,063	7,993
Occupancy expenses	3,165	3,063	2,778
Furniture and equipment expenses	787	724	621
Amortization of core deposit intangible	220	467	893
Virginia franchise tax expense	455	471	582
FDIC assessment	569	823	565
Data processing expense	569	562	634
Telephone and communication expense	751	684	603
Change in FDIC indemnification asset	1,230	483	651
Net (gain) loss on other real estate owned	(433)	(188)	2,632
Merger expenses	487	35	360
Other operating expenses	3,076	3,105	3,137
Total noninterest expenses	21,101	19,292	21,449
Income before income taxes	11,237	9,294	9,684
Income tax expense	3,754	3,036	3,115
Net income	$7,483	$6,258	$6,569
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$299	$(232)	$8
Realized amount on available for sale securities sold, net	-	(142)	(274)
Non-credit component of other-than-temporary impairment
on held-to-maturity securities	35	97	676
Accretion of amounts previously recorded upon transfer
to held-to-maturity from available-for sale	(77)	(39)	(105)
Net unrealized gain (loss)	257	(316)	305
Tax effect	87	(107)	104
Other comprehensive income (loss)	170	(209)	201
Comprehensive income	$7,653	$6,049	$6,770
Earnings per share, basic and diluted	$0.63	$0.54	$0.57

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - January 1, 2012	$116	$96,645	$5,472	$(3,182)	$99,051
Comprehensive income:
Net income			6,569		6,569
Change in unrealized loss on securities available for sale
(net of tax benefit, $90)				(176)	(176)
Change in unrecognized loss on securities held to maturity
for which a portion of OTTI has been recognized (net of tax,
$194 and accretion, $105 and amounts recorded into other
comprehensive income at transfer)				377	377
Dividends on common stock ($.25 per share)			(2,840)		(2,840)
Stock-based compensation expense		195			195

Balance - December 31, 2012	116	96,840	9,201	(2,981)	103,176
Comprehensive income:
Net income			6,258		6,258
Change in unrealized loss on securities available for sale
(net of tax benefit, $127)				(247)	(247)
Change in unrecognized loss on securities held to maturity
for which a portion of OTTI has been recognized (net of tax,
$20 and accretion, $39 and amounts recorded into other
comprehensive income at transfer)				38	38
Dividends on common stock ($.25 per share)			(2,898)		(2,898)
Issuance of common stock under Stock Incentive Plan (400 shares)		3			3
Stock-based compensation expense		284			284

Balance - December 31, 2013	116	97,127	12,561	(3,190)	106,614
Comprehensive income:
Net income			7,483		7,483
Change in unrealized loss on securities available for sale
(net of tax, $102)				197	197
Change in unrecognized loss on securities held to maturity
for which a portion of OTTI has been recognized (net of tax benefit,
$15 and accretion, $77 and amounts recorded into other
comprehensive income at transfer)				(27)	(27)
Dividends on common stock ($.60 per share)			(7,239)		(7,239)
Issuance of common stock under Stock Incentive Plan (100,200 shares)	1	885			886
Issuance of common stock in exchange for net assets
in acquisition (525,858 shares)	5	5,743			5,748
Stock-based compensation expense		317			317

Balance - December 31, 2014	$122	$104,072	$12,805	$(3,020)	$113,979

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended
	December 31,
	2014	2013	2012

Operating activities:
Net income	$7,483	$6,258	$6,569
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	764	665	591
Amortization of core deposit intangible	220	467	893
Other amortization, net	186	344	314
Accretion of loan discount	(2,616)	(3,507)	(4,127)
Amortization of FDIC indemnification asset	1,230	483	651
Provision for loan losses	3,444	3,615	6,195
Earnings on bank-owned life insurance	(617)	(592)	(797)
Equity income on mortgage affiliate	(558)	-	-
Stock based compensation expense	317	284	195
Bargain purchase gain on acquisition	-	-	(3,484)
Net gain on sale of available for sale securities	-	(142)	(274)
Gain on sale of loans	-	-	(657)
Impairment on securities	41	3	717
Net (gain) loss on other real estate owned	(433)	(188)	2,632
Provision for (benefit from) deferred income taxes	(418)	102	(2,022)
Net (increase) decrease in other assets	1,161	(365)	1,069
Net increase (decrease) in other liabilities	1,281	(1,581)	2,372
Net cash and cash equivalents provided by operating activities	11,485	5,846	10,837
Investing activities:
Purchases of available for sale securities	-	-	(5,437.00)
Proceeds from sales of available for sale securities	-	159	22,914
Proceeds from paydowns, maturities and calls of available for sale securities	-	-	1,318
Purchases of held to maturity securities	(18,284)	(14,766)	(34,689)
Proceeds from paydowns, maturities and calls of held to maturity securities	6,571	16,278	12,627
Loan originations and payments, net	(100,837)	(18,546)	17,301
Proceeds from sale of HarVest loans	-	-	7,568
Proceeds from sale of SBA loans	-	-	5,713
Net cash received in HarVest acquisition	-	-	47,257
Purchase of bank-owned life insurance	(2,000)	-	-
Proceeds from cash surrender value of bank-owned life insurance	-	-	395
Net cash received in PGFSB acquisition	22,430	-	-
Proceeds from sale of PGFSB loans	3,499	-	-
Investment in mortgage affiliate	(4,877)	-	-
Net decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	327	297	1,608
Payments received on FDIC indemnification asset	1,037	1,017	335
Proceeds from sale of other real estate owned	3,276	4,187	1,466
Purchases of bank premises and equipment	(897)	(437)	(793)
Net cash and cash equivalents provided by (used in) investing activities	(89,755)	(11,811)	77,583
Financing activities:
Net increase (decrease) in deposits	112,838	(10,618)	(50,602)
Cash dividends paid - common stock	(7,239)	(2,898)	(2,840)
Issuance of common stock under Stock Incentive Plan (100,200 shares)	886	3	-
Proceeds from Federal Home Loan Bank advances	-	-	55,250
Repayment of Federal Home Loan Bank advances	-	-	(71,738)
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	(10,751)	1,134	15,675
Net cash and cash equivalents provided by (used in) financing activities	95,734	(12,379)	(54,255)
Increase (decrease) in cash and cash equivalents	17,464	(18,344)	34,165
Cash and cash equivalents at beginning of period	20,856	39,200	5,035
Cash and cash equivalents at end of period	$38,320	$20,856	$39,200
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$4,454	$4,586	$5,933
Income taxes	3,283	4,598	2,708
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	4,409	3,044	2,928
Transfer from covered loans to other real estate owned	342	4,158	-
Transfer from covered loans to non-covered loans	7,344	-	-
Issuance of common stock in exchange for net assets in acquisition	5,748	-	-

See accompanying notes to consolidated financial statements.

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  Sonabank provides a range of financial services to individuals and small and medium sized businesses. Sonabank has fifteen branches in Virginia, located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Middleburg, Leesburg (2), South Riding, Front Royal, New Market, Haymarket,  Richmond and Clifton Forge, and nine branches in Maryland, in Rockville, Shady Grove, Germantown, Frederick, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

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

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (cost basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.”  The indemnification against losses in the commercial portfolio on the GAB portfolio ended in December 2014. The FDIC indemnification on the GAB residential mortgages and the GAB HELOCS continues for another five years. Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.”

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

Southern National has purchased, primarily through acquisitions, individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination.  These purchased loans are recorded at fair value such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, losses are recognized by an increase in the allowance for loan losses. Purchased credit impaired loans are accounted for using the expected cash flow methodology, and purchased performing loans are accounted for using the contractual cash flow methodology.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination.  Southern National estimates the amount and timing of expected cash flows for each purchased credit impaired loan or pool, and the expected cash flows in excess of fair value are recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loans’ or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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

Management’s determination of the adequacy of the allowance is based on a three year historical average net loss experience for each portfolio segment adjusted for current industry and economic conditions and estimates of their effect on loan collectability. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values.
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

Equity Method Investments

Southern National’s investment in Southern Trust Mortgage (“STM”) is being accounted for under the equity method.  Under the equity method, the carrying value of Southern National’s investment in STM was originally recorded at cost but is adjusted periodically to record Southern National’s proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM.

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

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions and are amortized over their estimated useful lives, which range from 6 to 15 years.

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

FDIC Indemnification Asset

The acquisition of Greater Atlantic Bank (GAB) on December 4, 2009 was accounted for under the acquisition method of accounting, and the assets and liabilities were recorded at their estimated fair values.  The FDIC indemnification asset was measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The indemnification asset represents the present value of cash flows expected to be received from the FDIC for future losses on covered assets based on the expected credit losses estimated for each covered loan or loan pool and the loss sharing percentages at the acquisition date.  Cash flows are discounted at a market-based rate to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC.  The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. We acquired the Greater Atlantic loans in December 2009 and continuously evaluate our estimates of expected losses on these loans.  During 2014, and based on the actual historical losses on the loan pools over the previous 24 month period, expected losses on the acquired Greater Atlantic loans (the covered loans) were lower than previously forecasted which results in a lower expected recovery from the FDIC. As of December 31, 2014, we expect to recover $2.3 million from the FDIC under the indemnification agreement.  The difference between the carrying amount of $3.6 million and the estimated recovery is being amortized over the remaining life of the indemnification agreement or the expected life of the loans, whichever is shorter. There were two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5 year agreement which expired in December 2014.  The current overstatement is due to improvements in the loss estimates in the single family covered loans.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2014.  Southern National and its subsidiary file a consolidated U. S. federal tax return; Sonabank files a Maryland state income tax return and Southern National files a Virginia state income tax return.  These returns are subject to examination by taxing authorities for all years after 2010.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements in the amount of $1.5 million and $1.8 million at December 31, 2014 and 2013, respectively.

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

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The adoption of ASU No. 2014-11 is not expected to have a material impact on the Southern National’s Consolidated Financial Statements.

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

2.       SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
December 31, 2014	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,295	$-	$(10)	$2,285

	Amortized	Gross Unrealized		Fair
December 31, 2013	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,302	$-	$(309)	$1,993

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
December 31, 2014	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$22,897	$708	$(8)	$23,597
Residential government-sponsored collateralized mortgage obligations	3,564	-	(53)	3,511
Government-sponsored agency securities	44,949	294	(822)	44,421
Obligations of states and political subdivisions	15,531	108	(145)	15,494
Other residential collateralized mortgage obligations	599	-	-	599
Trust preferred securities	6,518	1,527	(1,574)	6,471
	$94,058	$2,637	$(2,602)	$94,093

	Amortized	Gross Unrecognized		Fair
December 31, 2013	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$25,609	$673	$(294)	$25,988
Residential government-sponsored collateralized mortgage obligations	4,295	2	(349)	3,948
Government-sponsored agency securities	29,971	-	(3,994)	25,977
Obligations of states and political subdivisions	14,388	-	(987)	13,401
Other residential collateralized mortgage obligations	659	-	(12)	647
Trust preferred securities	7,521	939	(2,228)	6,232
	$82,443	$1,614	$(7,864)	$76,193

The amortized cost amounts are net of recognized other than temporary impairment.

During 2014, we sold no securities. During 2013, we sold 55 thousand shares of available for sale FHLMC preferred stock resulting in a gain of $142 thousand. During 2012, we sold $8.2 million of available for sale SBA pooled securities acquired in the Greater Atlantic Bank transaction resulting in a gain of $287 thousand  and $14.4 million available for sale securities acquired in the HarVest acquisition resulting in a loss of $13 thousand.

The fair value and amortized cost, if different, of debt securities as of December 31, 2014 by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in five to ten years	$12,674	$12,555	$-	$-
Due after ten years	54,324	53,831	2,295	2,285
Residential government-sponsored mortgage-backed securities	22,897	23,597	-	-
Residential government-sponsored collateralized mortgage obligations	3,564	3,511	-	-
Other residential collateralized mortgage obligations	599	599	-	-
Total	$94,058	$94,093	$2,295	$2,285

Securities with a carrying amount of approximately $71.8 million and $65.3 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment.  At December 31, 2014 and 2013, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $51.3 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at December 31, 2014.  Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of December 31, 2014. The following tables present information regarding securities in a continuous unrealized loss position as of December 31, 2014 and 2013 (in thousands) by duration of time in a loss position:

December 31, 2014
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$485	$(1)	$1,800	$(9)	$2,285	$(10)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$3,506	$(8)	$-	$-	$3,506	$(8)
Residential government-sponsored collateralized mortgage obligations	692	(3)	2,819	(50)	3,511	(53)
Government-sponsored agency securities	-	-	29,154	(822)	29,154	(822)
Obligations of states and political subdivisions	485	(20)	8,139	(125)	8,624	(145)
Trust preferred securities	-	-	4,233	(1,574)	4,233	(1,574)
	$4,683	$(31)	$44,345	$(2,571)	$49,028	$(2,602)

December 31, 2013
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$409	$(78)	$1,584	$(231)	$1,993	$(309)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$12,644	$(294)	$-	$-	$12,644	$(294)
Residential government-sponsored collateralized mortgage obligations	2,984	(349)	-	-	2,984	(349)
Government-sponsored agency securities	8,733	(1,250)	17,244	(2,744)	25,977	(3,994)
Obligations of states and political subdivisions	10,327	(588)	3,064	(399)	13,391	(987)
Other residential collateralized mortgage obligations	647	(12)	-	-	647	(12)
Trust preferred securities	-	-	4,070	(2,228)	4,070	(2,228)
	$35,335	$(2,493)	$24,378	$(5,371)	$59,713	$(7,864)

As of December 31, 2014, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	BBB	$5,466	$4,975	$3,553	16%	$266
MMCF III B	Senior Sub	A3	A-	Ba1	CC	328	323	192	34%	5
						5,794	5,298	3,745		$271

										Cumulative Other	Cumulative
										Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	509	488	39%	591	$400
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,178	57	395	26%	828	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	324	17%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,095	27	295	21%	377	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	575	15%	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,279	31	86	33%	689	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,179	121	563	15%	878	1,180
						14,420	1,220	2,726		$4,384	$8,816

Total						$20,214	$6,518	$6,471

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

We recognized OTTI charges of $41 thousand during 2014 compared to OTTI charges related to credit on the trust preferred securities totaling $3 thousand and $717 thousand for the years ended December 31, 2013 and 2012, respectively.

The following table presents a roll forward of the credit losses recognized in earnings for the periods ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,911	$8,994	$8,277
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	41	3	717
Reductions due to realized losses	(3)	(86)	-
Amount of cumulative other-than-temporary impairment related to credit loss as of December 31	$8,949	$8,911	$8,994

Changes in accumulated other comprehensive income by component for the years ended December 31, 2014 and 2013 are shown in the table below.  All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
For the year ended December 31, 2014	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(203)	$(2,987)	$(3,190)
Other comprehensive income/(loss) before reclassifications	197	(27)	170
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	197	(27)	170
Ending balance	$(6)	$(3,014)	$(3,020)

	Unrealized Holding
	Gains (Losses) on
For the year ended December 31, 2013	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$44	$(3,025)	$(2,981)
Other comprehensive income/(loss) before reclassifications	(153)	38	(115)
Amounts reclassified from accumulated other comprehensive income/(loss)	(94)	-	(94)
Net current-period other comprehensive income/(loss)	(247)	38	(209)
Ending balance	$(203)	$(2,987)	$(3,190)

3.           LOANS

Loans, net of unearned income, consist of the following at year end (in thousands):

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	December 31, 2014			December 31, 2013
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$136,597	$136,597	$1,603	$106,225	$107,828
Commercial real estate - non-owner-occupied	-	200,517	200,517	5,829	150,008	155,837
Secured by farmland	-	612	612	100	508	608
Construction and land loans	-	57,938	57,938	1	39,068	39,069
Residential 1-4 family	14,837	123,233	138,070	16,631	66,482	83,113
Multi- family residential	-	21,832	21,832	585	21,496	22,081
Home equity lines of credit	23,658	9,751	33,409	25,769	6,431	32,200
Total real estate loans	38,495	550,480	588,975	50,518	390,218	440,736

Commercial loans	-	114,714	114,714	1,097	104,284	105,381
Consumer loans	-	1,564	1,564	81	1,308	1,389
Gross loans	38,495	666,758	705,253	51,696	495,810	547,506

Less deferred fees on loans	1	(1,782)	(1,781)	5	(1,453)	(1,448)
Loans, net of deferred fees	$38,496	$664,976	$703,472	$51,701	$494,357	$546,058

(1)   Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of December 31, 2014, non-covered loans included $34.0 million of loans acquired in the HarVest acquisition and $59.5 million acquired in the PGFSB acquisition.

Accretable discount on the acquired covered loans, the PGFSB loans and the HarVest loans was $9.3 million and $8.9 million at December 31, 2014 and December 31, 2013 respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

December 31, 2014	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$10,394	$10,394	$-	$10,394	$10,394	$-
Commercial real estate - non-owner occupied (2)	-	-	-	1,859	2,118	-	1,859	2,118	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	4,998	4,999	-	4,998	4,999	-
Residential 1-4 family (4)	1,740	2,053	-	-	-	-	1,740	2,053	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$1,740	$2,053	$-	$17,251	$17,511	$-	$18,991	$19,564	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$1,609	$2,231	$151	$1,609	$2,231	$151
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	467	740	120	467	740	120
Commercial loans	-	-	-	3,141	3,944	134	3,141	3,944	134
Residential 1-4 family (4)	-	-	-	1,344	1,465	300	1,344	1,465	300
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$6,561	$8,380	$705	$6,561	$8,380	$705
Grand total	$1,740	$2,053	$-	$23,812	$25,891	$705	$25,552	$27,944	$705

(1) Recorded investment is after cumulative prior charge offs of $1.7 million. These loans also have aggregate SBA guarantees of $4.7 million.
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

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Year ended 12/31/14	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$8,154	$511	$8,154	$511
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,632	223	3,632	223
Residential 1-4 family (2)	1,251	40	-	-	1,251	40
Other consumer loans	-	-	-	-	-	-

Total	$1,251	$40	$11,786	$734	$13,037	$774

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$326	$14	$326	$14
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	36	-	36	-
Commercial loans	-	-	2,317	-	2,317	-
Residential 1-4 family (2)	-	-	464	-	464	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,143	$14	$3,143	$14
Grand total	$1,251	$40	$14,929	$748	$16,180	$788

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Year ended 12/31/13	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$770	$55	$6,456	$439	$7,226	$494
Commercial real estate - non-owner occupied (1)	2,274	134	370	38	2,644	172
Construction and land development	-	-	1,181	-	1,181	-
Commercial loans	-	-	1,811	66	1,811	66
Residential 1-4 family (2)	1,229	47	5,534	347	6,763	394
Other consumer loans	-	-	-	-	-	-

Total	$4,273	$236	$15,352	$890	$19,625	$1,126

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$123	$17	$123	$17
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	1,875	-	1,875	-
Residential 1-4 family (2)	-	-	2,618	127	2,618	127
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,616	$144	$4,616	$144
Grand total	$4,273	$236	$19,968	$1,034	$24,241	$1,270

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Year ended 12/31/12	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$134	$19	$724	$39	$858	$58
Commercial real estate - non-owner occupied (1)	2,101	62	1,942	39	4,043	101
Construction and land development	1,087	101	3,158	95	4,245	196
Commercial loans	210	23	3,836	132	4,046	155
Residential 1-4 family (2)	1,183	29	1,230	49	2,413	78
Other consumer loans	-	-	-	-	-	-

Total	$4,715	$234	$10,890	$354	$15,605	$588

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$270	$21	$270	$21
Commercial real estate - non-owner occupied (1)	-	-	1,345	102	1,345	102
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Residential 1-4 family (2)	-	-	1,783	90	1,783	90
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,398	$213	$3,398	$213
Grand total	$4,715	$234	$14,288	$567	$19,003	$801

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2014 and 2013 (in thousands):

December 31, 2014	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	10	148	-	158	859	37,478	38,495
Other consumer loans	-	-	-	-	-	-	-

Total	$10	$148	$-	$158	$859	$37,478	$38,495

Non-covered loans:
Commercial real estate - owner occupied	$-		$-	$-	$1,524	$135,073	$136,597
Commercial real estate - non-owner occupied (1)	4,128	-	-	4,128	-	218,833	222,961
Construction and land development	-	-	-	-	467	57,471	57,938
Commercial loans	-	-	-	-	3,140	111,574	114,714
Residential 1-4 family (2)	319	586	-	905	521	131,558	132,984
Other consumer loans	6	-	-	6	-	1,558	1,564

Total	$4,453	$586	$-	$5,039	$5,652	$656,067	$666,758

Total loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$1,524	$135,073	$136,597
Commercial real estate - non-owner occupied (1)	4,128	-	-	4,128	-	218,833	222,961
Construction and land development	-	-	-	-	467	57,471	57,938
Commercial loans	-	-	-	-	3,140	111,574	114,714
Residential 1-4 family (2)	329	734	-	1,063	1,380	169,036	171,479
Other consumer loans	6	-	-	6	-	1,558	1,564

Total	$4,463	$734	$-	$5,197	$6,511	$693,545	$705,253

December 31, 2013	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$1,603	$1,603
Commercial real estate - non-owner occupied (1)	503	-	-	503	245	5,766	6,514
Construction and land development	-	-	-	-	-	1	1
Commercial loans	-	-	-	-	-	1,097	1,097
Residential 1-4 family (2)	41	-	-	41	1,377	40,982	42,400
Other consumer loans	-	-	-	-	-	81	81

Total	$544	$-	$-	$544	$1,622	$49,530	$51,696

Non-covered loans:
Commercial real estate - owner occupied	$708	$283	$-	$991	$-	$105,234	$106,225
Commercial real estate - non-owner occupied (1)	359	-	-	359	-	171,653	172,012
Construction and land development	8	3	-	11	2,107	36,950	39,068
Commercial loans	522	968	-	1,490	3,070	99,724	104,284
Residential 1-4 family (2)	957	98	-	1,055	2,637	69,221	72,913
Other consumer loans	14	-	-	14	-	1,294	1,308

Total	$2,568	$1,352	$-	$3,920	$7,814	$484,076	$495,810

Total loans:
Commercial real estate - owner occupied	$708	$283	$-	$991	$-	$106,837	$107,828
Commercial real estate - non-owner occupied (1)	862	-	-	862	245	177,419	178,526
Construction and land development	8	3	-	11	2,107	36,951	39,069
Commercial loans	522	968	-	1,490	3,070	100,821	105,381
Residential 1-4 family (2)	998	98	-	1,096	4,014	110,203	115,313
Other consumer loans	14	-	-	14	-	1,375	1,389

Total	$3,112	$1,352	$-	$4,464	$9,436	$533,606	$547,506

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Activity in the allowance for non-covered loan and lease losses by class of loan for the years ended December 31, 2014, 2013 and 2012 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Year ended December 31, 2014	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039
Charge offs	(573)	-	(250)	(1,998)	(449)	-	-	(3,270)
Recoveries	10	23	4	125	7	5	-	174
Provision	604	115	822	1,139	462	(10)	318	3,450
Ending balance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393

Year ended December 31, 2013
Allowance for loan losses:
Beginning balance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967
Charge offs	-	(199)	(650)	(2,286)	(776)	(144)	-	(4,055)
Recoveries	13	146	7	204	129	4	-	503
Provision	(131)	(436)	741	2,769	786	161	(266)	3,624
Ending balance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039

Year ended December 31, 2012
Allowance for loan losses:
Beginning balance	$627	$1,011	$1,367	$2,227	$1,021	$42	$-	$6,295
Charge offs	(250)	(1,081)	(2,119)	(1,676)	(1,071)	(9)	-	(6,206)
Recoveries	-	261	13	334	85	9	-	702
Provision	555	1,283	1,709	1,225	1,128	(9)	285	6,176
Ending balance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Activity in the allowance for covered loan and lease losses by class of loan for the years ended December 31, 2014, 2013 and 2012 is summarized below (in thousands).

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Year ended December 31, 2014	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$45	$-	$-	$-	$6	$-	$51
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	(36)	-	-	14	(2)	-	(24)
Provision	-	(9)	-	-	3	-	-	(6)
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

Year ended December 31, 2013
Allowance for loan losses:
Beginning balance	$-	$45	$-	$43	$-	$11	$-	$99
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	(35)	-	(4)	-	(39)
Provision	-	-	-	(8)	-	(1)	-	(9)
Ending balance	$-	$45	$-	$-	$-	$6	$-	$51

Year ended December 31, 2012
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	36	-	35	-	9	-	80
Provision	-	9	-	8	-	2	-	19
Ending balance	$-	$45	$-	$43	$-	$11	$-	$99

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.
(3) Includes home equity lines of credit.

The following table presents the balance in the allowance for non-covered loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of December 31, 2014 and 2013 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
December 31, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$151	$-	$120	$134	$300	$-	$-	$705
Collectively evaluated for impairment	704	1,123	1,524	1,929	1,022	49	337	6,688
Total ending allowance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393

Loans:
Individually evaluated for impairment	$12,003	$1,859	$467	$8,139	$1,344	$-	$-	$23,812
Collectively evaluated for impairment	124,594	221,102	57,471	106,575	131,640	1,564	-	642,946
Total ending loan balances	$136,597	$222,961	$57,938	$114,714	$132,984	$1,564	$-	$666,758

December 31, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$192	$-	$-	$325	$200	$-	$-	$717
Collectively evaluated for impairment	622	985	1,068	2,472	1,102	54	19	6,322
Total ending allowance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039

Loans:
Individually evaluated for impairment	$7,876	$359	$2,107	$4,873	$7,995	$-	$-	$23,210
Collectively evaluated for impairment	98,349	171,653	36,961	99,411	64,918	1,308	-	472,600
Total ending loan balances	$106,225	$172,012	$39,068	$104,284	$72,913	$1,308	$-	$495,810

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

The following table presents the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of December 31, 2014 and 2013 (in thousands).

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
December 31, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	17	4	-	21
Total ending allowance	$-	$-	$-	$-	$17	$4	$-	$21

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$1,740	$-	$-	$1,740
Collectively evaluated for impairment					36,755		-	36,755
Total ending loan balances	$-	$-	$-	$-	$38,495	$-	$-	$38,495

December 31, 2013
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	45	-	-	-	6	-	51
Total ending allowance	$-	$45	$-	$-	$-	$6	$-	$51

Loans:
Individually evaluated for impairment	$745	$2,145	$-	$-	$1,220	$-	$-	$4,110
Collectively evaluated for impairment	858	4,369	1	1,097	41,180	81	-	47,586
Total ending loan balances	$1,603	$6,514	$1	$1,097	$42,400	$81	$-	$51,696

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

During the year ending December 31, 2014, there were no loans modified in troubled debt restructurings.  No TDRs defaulted during the year ending December 31, 2014, which had been modified in the previous 12 months.

During 2013, we refinanced 15 loans to one borrower totaling $5.9 million secured by single family 1-4 residential properties with a loan in the amount of $5.2 million secured by a first deed of trust on the properties and a loan in the amount of $663 thousand secured by a second deed of trust on the properties which was charged off as of December 31, 2013.  There is no commitment to lend additional funds to this borrower. During 2013, we modified one commercial real estate owner-occupied loan in a troubled debt restructuring with an unpaid principal balance of $708 thousand which was restructured by reducing the principal portion of the contractual principal and interest payment without modifying the interest rate.  There is no additional commitment to lend to this borrower.

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

As of December 31, 2014 and 2013, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

December 31, 2014	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$917	$12,003	$123,677	$136,597	$12,920	$123,677	$136,597
Commercial real estate - non-owner occupied (2)	-	-	-	234	-	222,727	222,961	234	222,727	222,961
Construction and land development	-	-	-	593	467	56,878	57,938	1,060	56,878	57,938
Commercial loans	-	-	-	30	8,139	106,545	114,714	8,169	106,545	114,714
Residential 1-4 family (4)	1,740	36,755	38,495	584	1,344	131,056	132,984	3,668	167,811	171,479
Other consumer loans	-	-	-	-	-	1,564	1,564	-	1,564	1,564

Total	$1,740	$36,755	$38,495	$2,358	$21,953	$642,447	$666,758	$26,051	$679,202	$705,253

December 31, 2013	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$745	$858	$1,603	$802	$7,876	$97,547	$106,225	$9,423	$98,405	$107,828
Commercial real estate - non-owner occupied (2)	2,145	4,369	6,514	-	359	171,653	172,012	2,504	176,022	178,526
Construction and land development	-	1	1	618	2,107	36,343	39,068	2,725	36,344	39,069
Commercial loans	-	1,097	1,097	31	4,873	99,380	104,284	4,904	100,477	105,381
Residential 1-4 family (4)	1,220	41,180	42,400	176	7,995	64,742	72,913	9,391	105,922	115,313
Other consumer loans	-	81	81	-	-	1,308	1,308	-	1,389	1,389

Total	$4,110	$47,586	$51,696	$1,627	$23,210	$470,973	$495,810	$28,947	$518,559	$547,506

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) Includes SBA guarantees of $4.7 million and $2.4 million as of December 31, 2014 and 2013, respectively.
(4) Includes home equity lines of credit.
Purchased Loans

The following table presents the carrying amount of purchased impaired and non-impaired loans from the GAB acquisition as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Purchased	Purchased		Purchased	Purchased
	Impaired	Non-impaired		Impaired	Non-impaired
	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate	$1,280	$5,290	$6,570	$1,315	$6,802	$8,117
Construction and land development	-	-	-	-	1	1
Commercial loans	200	497	697	207	890	1,097
Residential 1-4 family	-	38,495	38,495	-	42,400	42,400
Other consumer loans	-	72	72	-	81	81

Total	$1,480	$44,354	$45,834	$1,522	$50,174	$51,696

The indemnification against losses in the non-single family portfolio on the GAB portfolio ended in December 2014. The FDIC indemnification on the GAB residential mortgages and home equity lines of credit continue for another five years.

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the Greater Atlantic acquisition were as follows for the years ended December 31, 2014 and 2013 (in thousands):

	December 31, 2014				December 31, 2013
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at beginning of period	$-	$1,522	$6,854	$50,174	$-	$3,297	$8,001	$68,024
Additions	-	-	-	-	-	-	-	-
Accretion	-	-	(1,928)	1,928	-	-	(1,656)	1,656
Reclassifications from nonaccretable balance	-	-	296	-	-	-	521	-
Adjustment-transfer to OREO	-		(31)	(375)	-	(1,654)	(12)	(2,327)
Payments received	-		-	(5,893)	-	(121)	-	(17,179)
Balance at end of period	$-	$1,522	$5,191	$45,834	$-	$1,522	$6,854	$50,174

The following table presents the carrying amount of purchased impaired and non-impaired loans from the HarVest acquisition as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Purchased	Purchased		Purchased	Purchased
	Impaired	Non-impaired		Impaired	Non-impaired
	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate	$323	$14,224	$14,547	$358	$15,285	$15,643
Construction and land development	593	3,234	3,827	629	5,312	5,941
Commercial loans	-	3,492	3,492	-	4,362	4,362
Residential 1-4 family	855	11,277	12,132	870	12,045	12,915
Other consumer loans	-	3	3	-	8	8

Total	$1,771	$32,230	$34,001	$1,857	$37,012	$38,869

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the HarVest acquisition were as follows for the years ended December 31, 2014 and 2013 (in thousands):

	December 31, 2014				December 31, 2013
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at beginning of period	$-	$1,857	$2,087	$37,012	$-	$1,912	$3,659	$50,090
Additions	-	-	-	-	-	-	-	-
Accretion	-	-	(869)	869	-	-	(1,533)	1,533
Reclassifications from nonaccretable balance	-	-	-	-	-	-	-	-
Adjustment-short sale					-	-	(39)	39
Payments received	-	(86)	-	(5,651)	-	(55)	-	(14,650)
Balance at end of period	$-	$1,771	$1,218	$32,230	$-	$1,857	$2,087	$37,012

The following table presents the carrying amount of purchased impaired and non-impaired loans from the Prince George’s Federal Savings Bank (PGFSB) acquisition as of December 31, 2014 (in thousands):

	December 31, 2014
	Purchased	Purchased
	Impaired	Non-impaired
	Loans	Loans	Total
Commercial real estate	$371	$3,306	$3,677
Construction and land development	649	1,168	1,817
Commercial loans	-	204	204
Residential 1-4 family	-	53,860	53,860
Other consumer loans	-	225	225

Total	$1,020	$58,763	$59,783

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the PGFSB acquisition were as follows for the year ended December 31, 2014 (in thousands):

	December 31, 2014
	Purchased Impaired		Purchased Non-impaired
		Carrying		Carrying
	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans
Balance at beginning of period	$-	$-	$-	$-
Additions	-	642	3,121	61,190
Accretion	-	-	(213)	213
Reclassifications from nonaccretable balance	-	-	-	-
Disbursements	-	388	-	-
Adjustment-transfer to OREO	-	-	-	(285)
Payments received	-	(10)	-	(2,355)
Balance at end of period	$-	$1,020	$2,908	$58,763

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,285	$-	$2,285	$-

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$1,993	$-	$1,993	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

The base input in calculating fair value is a Bloomberg Fair Value Index yield curve for single issuer trust preferred securities which correspond to the ratings of the securities we own.  We also use composite rating indices to fill in the gaps where the bank rating indices did not correspond to the ratings in our portfolio.  When a bank index that matches the rating of our security is not available, we used the bank index that most closely matches the rating, adjusted by the spread between the composite index that most closely matches the security’s rating and the composite index with a rating that matches the bank index used.  Then, we use the adjusted index yield, which is further adjusted by a liquidity premium, as the discount rate to be used in the calculation of the present value of the same cash flows used to evaluate the securities for OTTI.  The liquidity premiums were derived in consultation with a securities advisor. The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 8.91% to 13.95% at December 31, 2014.   The liquidity premiums we used ranged from 2% to 5%, and the adjusted discount rates ranged from 10.97% to 14.97% at December 31, 2013. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.  We have determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the year ended December 31, 2014.  The assumptions used in the analysis included a 6.3% prepayment speed, 1.4% default rate, a 72% loss severity and an accounting yield of 2.39%.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral.  In some cases appraised value is net of costs to sell.  Estimated selling costs range from 6% to 10% of collateral valuation at December 31, 2014 and 2013. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $23.8 million (including SBA guarantees of $4.7 million and HarVest loans of $1.1 million) as of December 31, 2014 with an allocated allowance for loan losses totaling $705 thousand compared to a carrying amount of $23.2 million (including SBA guarantees of $2.4 million) with an allocated allowance for loan losses totaling $717 thousand at December 31, 2013.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell.  In some cases appraised value is net of costs to sell.  Selling costs have been in the range from 6% to 7.6% of collateral valuation at December 31, 2014 and December 31, 2013. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment.  At December 31, 2014, the total amount of OREO was $13.1 million, all of which was non-covered.

At December 31, 2013, the total amount of OREO was $11.8 million, of which $9.6 million was non-covered and $2.2 million was covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$11,852			$11,852
Commercial real estate - non-owner occupied (1)	1,859			1,859
Construction and land development	347			347
Commercial loans	8,005			8,005
Residential 1-4 family	1,044			1,044
Impaired covered loans:
Residential 1-4 family	1,740			1,740
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,792			1,792
Construction and land development	6,818			6,818
Residential 1-4 family	3,980			3,980

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$7,684			$7,684
Commercial real estate - non-owner occupied (1)	359			359
Construction and land development	2,107			2,107
Commercial loans	4,548			4,548
Residential 1-4 family	7,795			7,795
Impaired covered loans:
Commercial real estate - owner occupied	745			745
Commercial real estate - non-owner occupied (1)	2,145			2,145
Residential 1-4 family	1,220			1,220
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,342			1,342
Construction and land development	6,066			6,066
Residential 1-4 family	1,710			1,710
Covered other real estate owned:
Commercial real estate - owner occupied	557			557
Commercial real estate - non-owner occupied (1)	1,450			1,450
Commercial	79			79
Residential 1-4 family	127			127

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		December 31, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$38,320	$38,320	$20,856	$20,856
Securities available for sale	See previous table	2,285	2,285	1,993	1,993
Securities held to maturity	Level 2 & Level 3	94,058	94,093	82,443	76,193
Stock in Federal Reserve Bank and Federal
Home Loan Bank	n/a	5,681	n/a	5,915	n/a
Equity investment in mortgage affiliate	Level 3	3,631	3,631	-	-
Preferred investment in mortgage affiliate	Level 3	1,805	1,805	-	-
Net non-covered loans	Level 3	657,583	666,621	487,318	493,472
Net covered loans	Level 3	38,475	43,663	51,650	57,564
Accrued interest receivable	Level 2 & Level 3	2,904	2,904	2,186	2,186
FDIC indemnification asset	Level 3	3,571	2,261	5,804	4,220
Financial liabilities:
Demand deposits	Level 1	94,578	94,578	68,940	68,940
Money market and savings accounts	Level 1	181,452	181,452	147,854	147,854
Certificates of deposit	Level 3	466,395	466,391	323,565	324,733
Securities sold under agreements to repurchase and other short-term borrowings	Level 1	29,044	29,044	34,545	34,545
FHLB advances	Level 3	25,000	25,526	30,250	31,168
Accrued interest payable	Level 1 & Level 3	560	560	341	341

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

5.             BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Land	$2,261	$1,520
Building and improvements	5,811	3,347
Leasehold improvements	2,394	2,167
Furniture and equipment	3,948	3,536
	14,414	10,570
Less accumulated depreciation and amortization	4,961	4,246
Bank premises and equipment, net	$9,453	$6,324

Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2014 are as follows (in thousands):

2015	$1,723
2016	1,021
2017	982
2018	720
2019	452
Thereafter	742
$5,640

The leases contain options to extend for periods of 2 to 6 years. Rental expense for 2014, 2013 and 2012 was $2.0 million, $2.0 million and $1.9 million, respectively.

6.             GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant.  Goodwill is primarily related to the 2006 acquisition of 1st Service Bank.  The acquisition of PGFSB in 2014 increased goodwill by $1.4 million.  Our annual assessment timing is during the third calendar quarter.    For the 2014 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and that it was not necessary to perform the two-step test pursuant to ASC 350-20. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics.  No impairment was indicated in 2014 or 2013.

The changes in goodwill are presented in the following table (in thousands):

	2014	2013

Balance as of January 1	$9,160	$9,160
PGFSB acquisition	1,354	-

Balance as of December 31	$10,514	$9,160

Acquired Intangible Assets

Acquired intangible assets were as follows at year end (in thousands):

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Amortizable core deposit intangibles	$7,477	$(6,123)	$1,354

	December 31, 2013
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Amortizable core deposit intangibles	$6,715	$(5,902)	$813

Estimated amortization expense of intangibles for the years ended December 31 follows (in thousands):

2015	$262
2016	219
2017	194
2018	184
2019	173
Thereafter	322
$1,354

7.	FDIC INDEMNIFICATION ASSET

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

	2014	2013
Balance as of January 1	$5,804	$6,735
Payments from FDIC	(1,037)	(1,017)
Reforecasting adjustment (1)	34	569
Accretion (amortization)	(1,230)	(483)
Balance as of December 31	$3,571	$5,804

(1)  Represents an increase in the carrying value of the indemnification asset resulting from increased reforecasted losses in individual covered loans and covered loan pools.

During 2014, and based on the actual historical losses on the loan pools over the previous 24 month period, expected losses on the acquired Greater Atlantic loans (the covered loans) were lower than previously forecasted which results in a lower expected recovery from the FDIC. As of December 31, 2014, we expect to recover $2.3 million from the FDIC under the indemnification agreement.  The difference between the carrying amount of $3.6 million and the estimated recovery is being amortized over the remaining life of the indemnification agreement or the expected life of the loans, whichever is shorter.

There were two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5 year agreement which expired in December 2014.  The current overstatement is due to improvements in the loss estimates in the single family covered loans.

8.	DEPOSITS

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2014 and 2013 was $69.4 million and $41.1 million, respectively.  At December 31, 2014, the scheduled maturities of time deposits are as follows (in thousands):

2015	$225,002
2016	125,803
2017	63,585
2018	21,834
2019	29,971
Thereafter	200
$466,395

The following table sets forth the maturities of certificates of deposit of $250 thousand and over as of December 31, 2014 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$7,871	$4,003	$8,813	$48,744	$69,431

As of December 31, 2014, we had brokered certificates of deposit in the amount of $77.0 million and brokered money market deposits of $10.2 million. At December 31, 2013, we had brokered certificates of deposit in the amount of $30.0 million, and we had brokered money market deposits of $10.2 million.

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (FHLB) overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase that mature within one year, which are secured transactions with customers or broker/dealers.  Other short-term borrowings consist of the following (in thousands):

	2014	2013	2012

FHLB overnight advances	$15,250	$-	$-
Other short-term FHLB advances maturing 1/14/2013	-	-	20,000
Other short-term FHLB advances maturing 1/27/2014		20,000	-
Other short-term FHLB advances maturing 7/25/2014		5,250	-
Securities sold under agreements to repurchase	13,794	14,545	13,411
Total	$29,044	$39,795	$33,411

Weighted average interest rate at year end	0.65%	0.38%	0.37%

For the periods ended December 31, 2014, 2013 and 2012:
Average outstanding balance	$37,810	$17,259	$20,353
Average interest rate during the year	0.51%	0.60%	0.59%

Maximum month-end outstanding balance	$66,852	$39,795	$33,411

Investment securities in the amount of $20.8 million and $23.3 million were pledged as collateral for securities sold under agreements to repurchase at December 31, 2014 and 2013, respectively.

10.	FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the Federal Home Loan Bank were as follows (in thousands):

	2014	2013

FHLB fixed rate advance maturing June 2016 with a rate of 1.78%	5,000	5,000
FHLB fixed rate advance maturing June 2016 with a rate of 1.78%	5,000	5,000
FHLB fixed rate advance maturing June 2016 with a rate of 2.08%	5,000	5,000
FHLB fixed rate advance maturing June 2016 with a rate of 2.03%	5,000	5,000
FHLB fixed rate advance maturing June 2017 with a rate of 2.26%	5,000	5,000

Total FHLB advances	$25,000	$25,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity.  Residential 1-4 family mortgage loans in the amount of approximately $39.0 million and $45.1 million were pledged as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) advances as of December 31, 2014 and 2013, respectively.  Home equity lines of credit (HELOCs) in the amount of approximately $24.3 million and $27.8 million were pledged as collateral for FHLB advances at December 31, 2014 and 2013, respectively. Commercial mortgage loans in the amount of approximately $134.9 million and $107.2 million were pledged as collateral for FHLB advances as of December 31, 2014 and 2013, respectively. Investment securities in the amount of $50.5 million and $35.8 million were pledged as collateral for FHLB advances at December 31, 2014 and 2013, respectively.

At December 31, 2014, Sonabank had available collateral to borrow an additional $143.0 million from the FHLB.

11.	INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013 (in thousands):

	2014	2013

Deferred tax assets:
Allowance for loan losses	$2,570	$2,453
Organization costs	127	154
Unearned loan fees and other	617	501
Net operating loss carryover	-	92
Other real estate owned write-downs	942	1,009
FDIC assisted transactions timing difference	1,721	2,613
Other than temporary impairment charge	2,454	2,435
Net unrealized loss on securities available for sale	1,549	1,636
Purchase accounting	1,340	-
Other	745	630
Total deferred tax assets	12,065	11,523
Deferred tax liabilities:
FDIC indemnification asset	1,238	2,008
FDIC gain	-	443
Purchase accounting	-	562
Depreciation	744	229

Total deferred tax liabilities	1,982	3,242
Net deferred tax assets	$10,083	$8,281

No valuation allowance was deemed necessary on deferred tax assets in 2014 and 2013.  Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that Southern National will generate the necessary taxable income in future periods.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2014 and 2013.  Southern National and its subsidiary file a consolidated U. S. federal tax return, and Southern National files a Virginia state income tax return.  Sonabank files a Maryland state income tax return. These returns are subject to examination by taxing authorities for all years after 2010.

The provision for income taxes consists of the following for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012

Current tax expense
Federal	$4,047	$2,852	$5,016
State	125	82	121
Total current tax expense	4,172	2,934	5,137

Deferred tax benefit
Federal	(394)	102	(1,965)
State	(24)	-	(57)
Total deferred tax expense (benefit)	(418)	102	(2,022)

Total income tax expense	$3,754	$3,036	$3,115

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 34% to pretax income for the years ended December 31, 2014, 2013 and 2012 due to the following (in thousands):

	2014	2013	2012

Computed expected tax expense at statutory rate	$3,821	$3,160	$3,293
Reduction in tax expense resulting from:
Income from bank-owned life insurance	(210)	(202)	(271)
Other, net	143	78	93

Income tax expense	$3,754	$3,036	$3,115

12.	EMPLOYEE BENEFITS

Southern National has a 401(k) plan that allows employees to make pre-tax contributions for retirement.  The 401(k) plan provides for discretionary matching contributions by Southern National.  Expense for 2014, 2013 and 2012 was $102 thousand, $115 thousand and $78 thousand, respectively.

A deferred compensation plan that covers two executive officers was established in 2007.  Under the plan, the Bank pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest over 10 years, beginning with the individual’s retirement.  A liability is accrued for the obligation under these plans.  The expense incurred for the deferred compensation in 2014, 2013 and 2012 was $340 thousand, $225 thousand and $234 thousand, respectively. The deferred compensation liability was $1.6 million and $1.3 million as of December 31, 2014 and 2013, respectively.

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

Southern National granted 104,750 options during 2014. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model.  The following weighted-average assumptions were used to value options granted in the years indicated:

	2014	2013	2012
Expected life	10 years	10 years	10 years
Expected volatility	29.30%	34.21%	35.64%
Risk-free interest rate	2.48%	2.42%	1.65%
Weighted average fair value per option granted	$2.88	$3.58	$3.63
Dividend yield	2.55%	1.29%	0.00%

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

A summary of the activity in the stock option plan for 2014 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	631,075	$8.21
Granted	104,750	10.47
Forfeited	(14,575)	8.38
Exercised	(100,200)	8.84
Options outstanding, end of period	621,050	$8.49	6.4	$1,781

Vested or expected to vest	621,050	$8.49	6.4	$1,781

Exercisable at end of period	320,290	$7.98	4.8	$1,088

Stock-based compensation expense was $317 thousand, $284 thousand and $195 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, unrecognized compensation expense associated with stock options was $900 thousand which is expected to be recognized over a weighted average period of 3.3 years.

14.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $8.4 million and $6.9 million as of December 31, 2014 and 2013, respectively.

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

At December 31, 2014 and 2013, we had unfunded lines of credit and undisbursed construction loan funds totaling $113.3 million and $105.8 million, respectively. We had no approved loan commitments as of December 31, 2014 and 2013.  Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

15.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2014, 2013 and 2012 (in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2014
Basic EPS	$7,483	11,846	$0.63
Effect of dilutive stock options and warrants		81	-
Diluted EPS	$7,483	11,927	$0.63

For the year ended December 31, 2013
Basic EPS	$6,258	11,590	$0.54
Effect of dilutive stock options and warrants		37	-
Diluted EPS	$6,258	11,627	$0.54

For the year ended December 31, 2012
Basic EPS	$6,569	11,590	$0.57
Effect of dilutive stock options and warrants	-	6	-
Diluted EPS	$6,569	11,596	$0.57

There were 622,593 anti-dilutive options and warrants during 2014. There were 676,463 anti-dilutive options and warrants during 2013, and there were 589,361 anti-dilutive options and warrants during 2012.

16.	REGULATORY MATTERS

Southern National and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  At December 31, 2014 and 2013, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for prompt corrective action.

Quantitative measures established by regulation to ensure capital adequacy require Southern National to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2014, that Southern National meets all capital adequacy requirements to which it is subject.

The capital amounts and ratios for Southern National and Sonabank at year end are presented in the following table (in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
Southern National
Tier 1 risk-based capital ratio	$105,107	15.19%	$27,671	4.00%	$41,507	6.00%
Total risk-based capital ratio	112,521	16.27%	55,343	8.00%	69,179	10.00%
Leverage ratio	105,107	11.80%	35,623	4.00%	44,529	5.00%
Sonabank
Tier 1 risk-based capital ratio	$104,007	15.04%	$27,658	4.00%	$41,487	6.00%
Total risk-based capital ratio	111,421	16.11%	55,316	8.00%	69,145	10.00%
Leverage ratio	104,007	11.68%	35,609	4.00%	44,511	5.00%

2013
Southern National
Tier 1 risk-based capital ratio	$99,700	18.56%	$21,489	4.00%	$32,234	6.00%
Total risk-based capital ratio	106,406	19.81%	42,978	8.00%	53,723	10.00%
Leverage ratio	99,700	14.22%	28,038	4.00%	35,048	5.00%
Sonabank
Tier 1 risk-based capital ratio	$98,958	18.43%	$21,478	4.00%	$32,217	6.00%
Total risk-based capital ratio	105,660	19.68%	42,956	8.00%	53,695	10.00%
Leverage ratio	98,958	14.12%	28,027	4.00%	35,034	5.00%

Southern National’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  During 2015, the Bank could, without prior approval, declare dividends of approximately $14.0 million plus any 2015 net profits retained to the date of the dividend declaration.

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

18.    ACQUISTIONS

The merger with Prince George’s Federal Savings Bank (PGFSB) was completed on August 1, 2014, and allowed Southern National to expand its presence in Maryland. Southern National acquired PGFSB in a cash and stock transaction. PGFSB was founded in 1931 and is headquartered in Upper Marlboro, which is the County Seat of Prince George’s County, Maryland. Prince George’s FSB has four offices, all of which are in Maryland, including a main office in Upper Marlboro and three branch offices in Dunkirk, Brandywine and Huntingtown. Prince George’s FSB has an excellent core deposit base reflecting its tenure in the communities it serves, and its lending activities have historically been focused on residential mortgages which make up the vast majority of loans acquired.

The acquisition was accounted for under the acquisition method of accounting.  The assets and liabilities were recorded at their estimated fair values as of the August 1, 2014 acquisition date. Total consideration for the acquisition included cash paid to PGFSB shareholders of $5.749 million and 525,858 shares of Southern National common stock in the amount of $5.748 million.  A summary of the net assets acquired is as follows (in thousands):

Total purchase price	$11,497
Fair value of assets acquired:
Cash on hand and in banks	$28,179
Loans	61,832
Loans held for sale	3,499
Land and buildings	3,023
Deferred tax asset	1,877
Other assets	1,022
Core deposit intangible	761
Total assets acquired	$100,193

Fair value of liabilities assumed:
Noninterest-bearing deposits	$19,233
Interest-bearing deposits	69,995
Other liabilities	822
Total liabilities assumed	$90,050

Net assets acquired	$10,143
Goodwill	1,354
$11,497

A valuation of the acquired loans and core deposit intangible was performed with the assistance of a third-party valuation consultant.  The unpaid principal balance and fair value of performing loans was $64.2 million and $61.2 million, respectively.  The discount of $3.0 million will be accreted through interest income over the life of the loans in accordance with Accounting Standards Codification (ASC) topic 310-20.  The unpaid principal balance and estimated fair value of acquired and retained non-performing loans was $1.5 million and $682 thousand, respectively.  The discount of $790 thousand for these credit impaired loans will not be accreted in accordance with ASC 310-30.  We also acquired nonperforming loans with an unpaid principal balance of $5.5 million and a fair value of $3.5 million which were sold immediately after acquisition for the fair value amount.

Merger costs related to the PGFSB acquisition were $445 thousand, consisting primarily of legal, investment banking and data processing expenses.  We recorded goodwill in the amount of $1.4 million which is the difference between the total purchase price and the net assets acquired and is not deductible for income tax purposes.

Loan related interest income generated from PGFSB was approximately $1.5 million for the year to date period or 5 months since the acquisition.

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

Sonabank’s equity method investment in STM totaled $3.2 million. Sonabank also acquired 1.8 million shares of preferred stock in the amount of $1.8 million in STM with an annual dividend yield of 7.5%.

19.       PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Southern National Bancorp of Virginia, Inc. follows (in thousands):

CONDENSED BALANCE SHEETS
DECEMBER 31,

	2014	2013

ASSETS
Cash	$769	$465
Investment in subsidiary	112,879	105,872
Other assets	331	277
Total assets	$113,979	$106,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock	$122	$116
Additional paid in capital	104,072	97,127
Retained earnings	12,805	12,561
Accumulated other comprehensive loss	(3,020)	(3,190)
Total stockholders’ equity	113,979	106,614
Total liabilities and stockholders’ equity	$113,979	$106,614

CONDENSED STATEMENTS OF INCOME
 FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
 (in thousands)

	2014	2013	2012

Equity in undistributed net income of subsidiary	$7,590	$6,370	$6,680

Other operating expenses	162	170	168

Income before income taxes	7,428	6,200	6,512

Income tax benefit	(55)	(58)	(57)

Net income	$7,483	$6,258	$6,569

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
( in thousands)

	2014	2013	2012

Operating activities:
Net income	$7,483	$6,258	$6,569
Adjustments to reconcile net income to net cash and
cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiary	(7,590)	(6,370)	(6,680)
Other, net	264	277	142
Net cash and cash equivalents provided by operating activities	157	165	31
Investing activities:
Dividend from bank subsidiary	6,500	2,680	-
Net cash and cash equivalents provided by investing activities	6,500	2,680	-
Financing activities:
Issuance of common stock	886	3	-
Dividend payment on common stock	(7,239)	(2,898)	(2,840)
Net cash and cash equivalents used in financing activities	(6,353)	(2,895)	(2,840)
Increase (decrease) in cash and cash equivalents	304	(50)	(2,809)
Cash and cash equivalents at beginning of period	465	515	3,324
Cash and cash equivalents at end of period	$769	$465	$515

20.         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive loss balances, net of tax (in thousands):

	Balance at	Current Period	Balance at
	December 31, 2013	Change	December 31, 2014
Unrealized gains (losses) on securities available for sale	$(203)	$197	$(6)
Unrecognized loss on securities held to maturity for which other than
temporary impairment charges have been taken	(2,535)	23	(2,512)
Unrealized loss on securities available for sale transferred to held to maturity	(452)	(50)	(502)
		.
Total	$(3,190)	$170	$(3,020)

21.          QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Income	Net	Earnings Per Share
	Income	Income	Before Taxes	Income	Basic	Diluted
	(dollars in thousands)
2014
First quarter	$8,641	$7,587	$2,434	$1,642	$0.14	$0.14
Second quarter	8,926	7,859	2,733	1,772	0.15	0.15
Third quarter	9,984	8,812	3,157	2,108	0.18	0.17
Fourth quarter	10,541	9,160	2,914	1,961	0.16	0.16

2013
First quarter	$9,023	$7,770	$2,262	$1,526	$0.13	$0.13
Second quarter	8,549	7,374	2,299	1,555	0.13	0.13
Third quarter	8,847	7,724	2,641	1,780	0.15	0.15
Fourth quarter	8,697	7,580	2,092	1,397	0.12	0.12

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

(b) Management’s Report on Internal Control Over Financial Reporting. Management of Southern National is responsible for establishing and maintaining adequate internal control over financial reporting for Southern National Bancorp of Virginia, Inc. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Southern National conducted an evaluation of the effectiveness of our internal control over Southern National’s financial reporting as of December 31, 2014 based on the framework in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2014.

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

Item 9B. – Other Information

None.

 PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Committees of the Board of Directors— Audit Committee,” “Corporate Governance —  Director Nominations Process” and “Corporate Governance — Code of Ethics” in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 pursuant to Regulation 14A under the Exchange Act (the “2015 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information under the captions “Executive Compensation and Other Matters,” “Director Compensation” and “Compensation Committee Report on Executive Compensation” in the 2015 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders” in the 2015 Proxy Statement is incorporated herein by reference in response to this item.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Party Transactions” in the 2015 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services

The information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2015 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2014 and 2013

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows -Years ended December 31, 2014, 2013 and 2012

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

10.1
Agreement and Plan of Merger among Southern National Bancorp of Virginia, Inc., Prince George’s Federal Savings Bank, Sonabank and SONA Interim Federal Savings Bank, dated as of January 8, 2014 (incorporated herein by reference to Appendix A to the proxy statement/prospectus contained in Southern National’s Registration Statement on Form S-4 filed on March 14, 2014 (Registration No. 333-194564))

10.2
First Amendment to the Agreement and Plan of Merger by and among Prince George’s Federal Savings Bank, Southern National Bancorp of Virginia, Inc., Sonabank and SONA Interim Federal Savings Bank , dated as of February 20, 2014 (incorporated herein by reference to Appendix A to the proxy statement/prospectus contained in Southern National’s Registration Statement on Form S-4 filed on March 14, 2014 (Registration No. 333-194564))

10.3+
Southern National Bancorp of Virginia, Inc. 2004 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333- 136285))

139

10.4+
Form of Change in Control Agreement with Georgia S. Derrico and R. Roderick Porter (incorporated herein by reference to Exhibit 10.2 to Southern National’s Registration Statement on Form S-1 (Registration No. 333- 136285))

10.5+
Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))

10.6+
Supplemental Executive Retirement Plan for Georgia Derrico (incorporated herein by reference to Exhibit 10.4 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))

10.7+
Supplemental Executive Retirement Plan for Rod Porter (incorporated herein by reference to Exhibit 10.5 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))

10.8+
Southern National Bancorp of Virginia, Inc. 2010 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Southern National’s Registration Statement on Form S-8 (Registration No. 333- 166511))

10.9+
Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to Southern National’s Registration Statement on Form S-8 (Registration No. 333- 166511))

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
70 Main Street, Suite 34
Warrenton, Virginia 20186

141

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.

By:	/s/ Georgia S. Derrico	Date: March 13, 2015
Georgia S. Derrico
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William H. Lagos	Date: March 13, 2015
William H. Lagos
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2015

Signature	Title

/s/ Georgia S. Derrico	Chairman of the Board and Chief Executive Officer
Georgia S. Derrico

/s/ R. Roderick Porter	President and Director
R. Roderick Porter

/s/ Neil J. Call	Director
Neil J. Call

/s/ Charles A. Kabbash	Director
Charles A. Kabbash

/s/ Frederick L. Bollerer	Director
Frederick L. Bollerer

/s/ John J. Forch	Director
John J. Forch

/s/ W. Bruce Jennings	Director
W. Bruce Jennings

/s/ Robert Clagett	Director
Robert Clagett

