Form 10-Q
period 2015-03-31
Southern National Bancorp of Virginia Inc
filed 2015-05-11
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Non-accelerated filer ☐(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 1, 2015, there were 12,263,420 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-Q
March 31, 2015

INDEX

PAGE

PART 1 - FINANCIAL INFORMATION

Item 1 -	Financial Statements
	Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	2
	Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 and 2014	3
	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	5
	Notes to Consolidated Financial Statements	6- 25

	Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	26- 37

	Item 3 – Quantitative and Qualitative Disclosures about Market Risk	37-40

	Item 4 – Controls and Procedures	41

PART II - OTHER INFORMATION

	Item 1 – Legal Proceedings	41

	Item 1A – Risk Factors	41

	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 3 – Defaults Upon Senior Securities	41

	Item 4 – Mine Safety Disclosures	41

	Item 5 – Other Information	41

	Item 6 - Exhibits	42

	Signatures	43

	Certifications	44-46

ITEM I - FINANCIAL INFORMATION
PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts) (Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$4,630	$5,702
Interest-bearing deposits in other financial institutions	31,787	32,618
Total cash and cash equivalents	36,417	38,320

Securities available for sale, at fair value	2,306	2,285

Securities held to maturity, at amortized cost
(fair value of $97,198 and $94,093, respectively)	92,065	94,058

Covered loans	37,437	38,496
Non-covered loans	691,787	664,976
Total loans	729,224	703,472
Less allowance for loan losses	(7,741)	(7,414)
Net loans	721,483	696,058

Stock in Federal Reserve Bank and Federal Home Loan Bank	5,667	5,681
Equity investment in mortgage affiliate	3,615	3,631
Preferred investment in mortgage affiliate	1,805	1,805
Bank premises and equipment, net	9,355	9,453
Goodwill	10,514	10,514
Core deposit intangibles, net	1,289	1,354
FDIC indemnification asset	3,439	3,571
Bank-owned life insurance	21,140	20,990
Other real estate owned	12,583	13,051
Deferred tax assets, net	10,068	10,083
Other assets	5,507	5,791

Total assets	$937,253	$916,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$71,394	$69,560
Interest-bearing deposits:
NOW accounts	24,002	25,018
Money market accounts	138,777	137,297
Savings accounts	43,590	44,155
Time deposits	482,732	466,395
Total interest-bearing deposits	689,101	672,865
Total deposits	760,495	742,425

Securities sold under agreements to repurchase and other
short-term borrowings	29,858	29,044
Federal Home Loan Bank (FHLB) advances	25,000	25,000
Other liabilities	6,770	6,197
Total liabilities	822,123	802,666

Commitments and contingencies (See Note 5)	-	-

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 12,217,770 shares at March 31, 2015 and 12,216,669 at December 31, 2014	122	122
Additional paid in capital	104,167	104,072
Retained earnings	13,832	12,805
Accumulated other comprehensive loss	(2,991)	(3,020)
Total stockholders’ equity	115,130	113,979

Total liabilities and stockholders’ equity	$937,253	$916,645

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 31,

	2015	2014

Interest and dividend income :
Interest and fees on loans	$9,551	$7,756
Interest and dividends on taxable securities	654	513
Interest and dividends on tax exempt securities	101	92
Interest and dividends on other earning assets	129	280
Total interest and dividend income	10,435	8,641
Interest expense:
Interest on deposits	1,339	896
Interest on borrowings	169	158
Total interest expense	1,508	1,054

Net interest income	8,927	7,587

Provision for loan losses	525	1,175
Net interest income after provision for loan losses	8,402	6,412

Noninterest income:
Account maintenance and deposit service fees	222	178
Income from bank-owned life insurance	150	140
Equity income (loss) from mortgage affiliate	(16)	-
Gain on other assets	-	202
Total other-than-temporary impairment losses (OTTI)	-	(16)
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-
Net credit related OTTI recognized in earnings	-	(16)
Other	49	37

Total noninterest income	405	541

Noninterest expenses:
Salaries and benefits	2,803	2,389
Occupancy expenses	871	772
Furniture and equipment expenses	210	187
Amortization of core deposit intangible	65	45
Virginia franchise tax expense	88	116
Merger expenses	-	213
FDIC assessment	172	125
Data processing expense	164	126
Telephone and communication expense	206	178
Change in FDIC indemnification asset	129	124
Net (gain) loss on other real estate owned	320	(419)
Other operating expenses	793	663
Total noninterest expenses	5,821	4,519
Income before income taxes	2,986	2,434
Income tax expense	982	792
Net income	$2,004	$1,642
Other comprehensive income:
Unrealized gain on available for sale securities	$23	$143
Non-credit component of other-than-temporary impairment on held-to-maturity securities	-	21
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	22	(20)
Net unrealized gain	45	144
Tax effect	(16)	(49)
Other comprehensive income	29	95
Comprehensive income	$2,033	$1,737
Earnings per share, basic and diluted	$0.16	$0.14

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2014	$122	$104,072	$12,805	$(3,020)	$113,979
Comprehensive income:
Net income			2,004		2,004
Change in unrealized loss on securities available for sale (net of tax benefit, $8)				15	15
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $7 and accretion, $22 and amounts recorded into other comprehensive income at transfer)				14	14
Dividends on common stock ($.08 per share)			(977)		(977)
Issuance of common stock under Stock
Incentive Plan (1,100 shares)		10			10
Stock-based compensation expense		85			85

Balance - March 31, 2015	$122	$104,167	$13,832	$(2,991)	$115,130

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(dollars in thousands) (Unaudited)

	2015	2014

Operating activities:
Net income	$2,004	$1,642
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	227	172
Amortization of core deposit intangible	65	45
Other amortization, net	(9)	47
Accretion of loan discount	(712)	(706)
Amortization of FDIC indemnification asset	129	124
Provision for loan losses	525	1,175
Earnings on bank-owned life insurance	(150)	(140)
Equity (income) loss on mortgage affiliate	16	-
Stock based compensation expense	85	77
Impairment on securities	-	16
Net (gain) loss on other real estate owned	320	(419)
Net decrease in other assets	255	121
Net increase in other liabilities	573	146
Net cash and cash equivalents provided by operating activities	3,328	2,300
Investing activities:
Purchases of held to maturity securities	-	(5,000)
Proceeds from paydowns, maturities and calls of held to maturity securities	2,054	1,320
Loan originations and payments, net	(25,238)	2,397
Purchase of bank-owned life insurance	-	(2,000)
Net decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	14	1,122
Payments received on FDIC indemnification asset	3	638
Proceeds from sale of other real estate owned	148	2,778
Purchases of bank premises and equipment	(129)	(112)
Net cash and cash equivalents provided by (used in) investing activities	(23,148)	1,143
Financing activities:
Net increase in deposits	18,070	15,932
Cash dividends paid - common stock	(977)	(811)
Issuance of common stock under Stock Incentive Plan	10	30
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	814	(20,068)
Net cash and cash equivalents provided by (used in) financing activities	17,917	(4,917)
Decrease in cash and cash equivalents	(1,903)	(1,474)
Cash and cash equivalents at beginning of period	38,320	20,856
Cash and cash equivalents at end of period	$36,417	$19,382
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$1,486	$1,035
Income taxes	610	918
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	-	4,409

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015

1.	ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  Sonabank provides a range of financial services to individuals and small and medium sized businesses. Sonabank has fifteen branches in Virginia, located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Middleburg, Leesburg (2), South Riding, Front Royal, New Market, Haymarket,  Richmond and Clifton Forge, and eight branches in Maryland, in Rockville, Shady Grove, Frederick, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

The consolidated financial statements include the accounts of Southern National Bancorp of Virginia, Inc. and its subsidiary.  Significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“U. S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Southern National’s Form 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 did not to have a material impact on the Southern National’s Consolidated Financial Statements, but did add additional disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. SNBV is assessing the effects of this ASU, which exclude financial instruments from its scope, but does not anticipate that it will have a material impact on its financial position or results of operations.

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

Southern National granted no options during the first three months of 2015.

For the three months ended March 31, 2015 and 2014, stock-based compensation expense was $85 thousand and $77 thousand, respectively.  As of March 31, 2015, unrecognized compensation expense associated with the stock options was $815 thousand, which is expected to be recognized over a weighted average period of 3.1 years.

A summary of the activity in the stock option plan during the three months ended March 31, 2015 follows (dollars in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	621,050	$8.49
Granted	-	-
Forfeited	-	-
Exercised	(1,100)	9.09
Options outstanding, end of period	619,950	$8.49	6.1	$1,952

Vested or expected to vest	619,950	$8.49	6.1	$1,952

Exercisable at end of period	344,820	$7.94	4.4	$1,279

3.    SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
March 31, 2015	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,293	$22	$(9)	$2,306

	Amortized	Gross Unrealized		Fair
December 31, 2014	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,295	$-	$(10)	$2,285

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
March 31, 2015	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$21,883	$761	$(7)	$22,637
Residential government-sponsored collateralized mortgage obligations	3,403	1	(23)	3,381
Government-sponsored agency securities	44,950	350	(373)	44,927
Obligations of states and political subdivisions	15,502	136	(148)	15,490
Other residential collateralized mortgage obligations	583	-	(1)	582
Trust preferred securities	5,744	4,690	(253)	10,181
	$92,065	$5,938	$(805)	$97,198

	Amortized	Gross Unrecognized		Fair
December 31, 2014	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$22,897	$708	$(8)	$23,597
Residential government-sponsored collateralized mortgage obligations	3,564	-	(53)	3,511
Government-sponsored agency securities	44,949	294	(822)	44,421
Obligations of states and political subdivisions	15,531	108	(145)	15,494
Other residential collateralized mortgage obligations	599	-	-	599
Trust preferred securities	6,518	1,527	(1,574)	6,471
	$94,058	$2,637	$(2,602)	$94,093

The amortized cost amounts are net of recognized other than temporary impairment.

Prior to the quarter ended March 31, 2015, due to market conditions as well as the limited trading activity of the trust preferred securities, the market value of these securities was highly sensitive to assumption changes and market volatility.  We had determined that our trust preferred securities were classified within Level 3 of the fair value hierarchy.  Market conditions and trading activity has improved significantly for trust preferred securities, and the fair value as of March 31, 2015 was estimated within Level 2 of the fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.

The fair value and carrying amount, if different, of debt securities as of March 31, 2015, by contractual maturity were as follows (in thousands).  Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in five to ten years	$13,379	$13,418	$-	$-

Due after ten years	52,817	57,180	2,293	2,306
Residential government-sponsored mortgage-backed securities	21,883	22,637	-	-
Residential government-sponsored collateralized mortgage obligations	3,403	3,381	-	-
Other residential collateralized mortgage obligations	583	582	-	-
Total	$92,065	$97,198	$2,293	$2,306

Securities with a carrying amount of approximately $70.6 million and $71.8 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment.  At March 31, 2015 and December 31, 2014, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $44.1 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at March 31, 2015.  Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of March 31, 2015. The following tables present information regarding securities in a continuous unrealized loss position as of March 31, 2015 and December 31, 2014 (in thousands) by duration of time in a loss position:

March 31, 2015
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$1,732	$(9)	$-	$-	$1,732	$(9)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$818	$(7)	$-	$-	$818	$(7)
Residential government-sponsored collateralized mortgage obligations	-	-	2,733	(23)	2,733	(23)
Government-sponsored agency securities	19,715	(274)	9,887	(99)	29,602	(373)
Obligations of states and political subdivisions	2,362	(41)	1,974	(107)	4,336	(148)
Other residential collateralized mortgage obligations	582	(1)	-	-	582	(1)
Trust preferred securities	-	-	4,273	(253)	4,273	(253)
	$23,477	$(323)	$18,867	$(482)	$42,344	$(805)

December 31, 2014
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$485	$(1)	$1,800	$(9)	$2,285	$(10)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$3,506	$(8)	$-	$-	$3,506	$(8)
Residential government-sponsored collateralized mortgage obligations	692	(3)	2,819	(50)	3,511	(53)
Government-sponsored agency securities	-	-	29,154	(822)	29,154	(822)
Obligations of states and political subdivisions	485	(20)	8,139	(125)	8,624	(145)
Trust preferred securities	-	-	4,233	(1,574)	4,233	(1,574)
	$4,683	$(31)	$44,345	$(2,571)	$49,028	$(2,602)

As of March 31, 2015, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	BBB	$4,612	$4,203	$3,997	12%	$262
MMCF III B	Senior Sub	A3	A-	Ba1	CC	328	323	276	34%	5
						4,940	4,526	4,273		$267

										Cumulative Other	Cumulative
										Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	509	705	39%	591	$400
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,185	57	1,058	22%	835	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	949	16%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,095	27	570	20%	377	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	1,292	15%	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,291	31	245	27%	701	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,145	119	1,089	10%	846	1,180
						14,405	1,218	5,908		$4,371	$8,816

Total						$19,345	$5,744	$10,181

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

Each of these securities has been evaluated for other than temporary impairment.  In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

●	.5% of the remaining performing collateral will default or defer per annum.
●	Recoveries of 10% with a two year lag on all defaults and deferrals.
●	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
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

We recognized no OTTI charges during the first quarter of 2015 compared to OTTI charges related to credit on the trust preferred securities totaling $16 thousand during the first quarter of 2014.

The following table presents a roll forward of the credit losses on our securities held to maturity recognized in earnings for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,949	$8,911
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	-	16
Reductions due to realized losses	-	(2)
Amount of cumulative other-than-temporary impairment related to credit loss as of March 31	$8,949	$8,925

Changes in accumulated other comprehensive income by component for the three months ended March 31, 2015 and 2014 are shown in the table below.  All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
For the three months ended March 31, 2015	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(6)	$(3,014)	$(3,020)
Other comprehensive income/(loss) before reclassifications	15	14	29
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	15	14	29
Ending balance	$9	$(3,000)	$(2,991)

	Unrealized Holding
	Gains (Losses) on
For the three months ended March 31, 2014	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(203)	$(2,987)	$(3,190)
Other comprehensive income/(loss) before reclassifications	94	1	95
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	94	1	95
Ending balance	$(109)	$(2,986)	$(3,095)

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2015 and December 31, 2014:
	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	March 31, 2015			December 31, 2014
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$142,202	$142,202	$-	$136,597	$136,597
Commercial real estate - non-owner-occupied	-	212,748	212,748	-	200,517	200,517
Secured by farmland	-	606	606	-	612	612
Construction and land loans	-	53,014	53,014	-	57,938	57,938
Residential 1-4 family	14,537	129,915	144,452	14,837	123,233	138,070
Multi- family residential	-	21,753	21,753	-	21,832	21,832
Home equity lines of credit	22,900	10,425	33,325	23,658	9,751	33,409
Total real estate loans	37,437	570,663	608,100	38,495	550,480	588,975

Commercial loans	-	121,465	121,465	-	114,714	114,714
Consumer loans	-	1,452	1,452	-	1,564	1,564
Gross loans	37,437	693,580	731,017	38,495	666,758	705,253

Less deferred fees on loans	-	(1,793)	(1,793)	1	(1,782)	(1,781)
Loans, net of deferred fees	$37,437	$691,787	$729,224	$38,496	$664,976	$703,472

(1)	Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of March 31, 2015, non-covered loans included $31.9 million of loans acquired in the HarVest acquisition and $57.8 million acquired in the PGFSB acquisition.

Accretable discount on the acquired covered loans, the PGFSB loans and the HarVest loans was $8.6 million and $9.3 million at March 31, 2015 and December 31, 2014 respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

March 31, 2015	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$5,116	$5,116	$-	$5,116	$5,116	$-
Commercial real estate - non-owner occupied (2)	-	-	-	1,841	2,099	-	1,841	2,099	-
Construction and land development	-	-	-	447	576	-	447	576	-
Commercial loans	-	-	-	3,569	3,569	-	3,569	3,569	-
Residential 1-4 family (4)	1,656	1,951	-	-	-	-	1,656	1,951	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$1,656	$1,951	$-	$10,973	$11,360	$-	$12,629	$13,311	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$6,801	$7,422	$695	$6,801	$7,422	$695
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,723	4,807	232	3,723	4,807	232
Residential 1-4 family (4)	-	-	-	734	796	150	734	796	150
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$11,258	$13,025	$1,077	$11,258	$13,025	$1,077
Grand total	$1,656	$1,951	$-	$22,231	$24,385	$1,077	$23,887	$26,336	$1,077

(1) Recorded investment is after cumulative prior charge offs of $1.4 million. These loans also have aggregate SBA guarantees of $4.5 million.
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

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three months ended March 31, 2015 and 2014 (in thousands):

Three months ended March 31, 2015	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$5,122	$74	$5,122	$74
Commercial real estate - non-owner occupied (1)	-	-	1,851	29	1,851	29
Construction and land development	-	-	450	9	450	9
Commercial loans	-	-	3,655	53	3,655	53
Residential 1-4 family (2)	1,658	11	-	-	1,658	11
Other consumer loans	-	-	-	-	-	-

Total	$1,658	$11	$11,078	$165	$12,736	$176

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,837	$90	$6,837	$90
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	4,050	21	4,050	21
Residential 1-4 family (2)	-	-	734	-	734	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$11,621	$111	$11,621	$111
Grand total	$1,658	$11	$22,699	$276	$24,357	$287

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Three months ended March 31, 2014	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$742	$13	$7,550	$127	$8,292	$140
Commercial real estate - non-owner occupied (1)	2,141	21	354	9	2,495	30
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,169	21	3,169	21
Residential 1-4 family (2)	1,217	13	5,348	79	6,565	92
Other consumer loans	-	-	-	-	-	-

Total	$4,100	$47	$16,421	$236	$20,521	$283

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$114	$4	$114	$4
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	1,143	-	1,143	-
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$1,257	$4	$1,257	$4
Grand total	$4,100	$47	$17,678	$240	$21,778	$287

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2015 and December 31, 2014 (in thousands):
March 31, 2015	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-		$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-		-	-	-	-	-
Construction and land development	-		-	-	-	-	-
Commercial loans	-		-	-	-	-	-
Residential 1-4 family (2)	124	231	-	355	745	36,337	37,437
Other consumer loans	-	-	-	-	-	-	-

Total	$124	$231	$-	$355	$745	$36,337	$37,437

Non-covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$1,522	$140,680	$142,202
Commercial real estate - non-owner occupied (1)	140	-	-	140	-	234,967	235,107
Construction and land development	-	-	-	-	-	53,014	53,014
Commercial loans	-	-	-	-	3,723	117,742	121,465
Residential 1-4 family (2)	68	-	-	68	734	139,538	140,340
Other consumer loans	14	-	-	14	-	1,438	1,452

Total	$222	$-	$-	$222	$5,979	$687,379	$693,580

Total loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$1,522	$140,680	$142,202
Commercial real estate - non-owner occupied (1)	140	-	-	140	-	234,967	235,107
Construction and land development	-	-	-	-	-	53,014	53,014
Commercial loans	-	-	-	-	3,723	117,742	121,465
Residential 1-4 family (2)	192	231	-	423	1,479	175,875	177,777
Other consumer loans	14	-	-	14	-	1,438	1,452

Total	$346	$231	$-	$577	$6,724	$723,716	$731,017

December 31, 2014	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	10	148	-	158	859	37,478	38,495
Other consumer loans	-	-	-	-	-	-	-

Total	$10	$148	$-	$158	$859	$37,478	$38,495

Non-covered loans:
Commercial real estate - owner occupied	$-		$-	$-	$1,524	$135,073	$136,597
Commercial real estate - non-owner occupied (1)	4,128	-	-	4,128	-	218,833	222,961
Construction and land development	-	-	-	-	467	57,471	57,938
Commercial loans	-	-	-	-	3,140	111,574	114,714
Residential 1-4 family (2)	319	586	-	905	521	131,558	132,984
Other consumer loans	6	-	-	6	-	1,558	1,564

Total	$4,453	$586	$-	$5,039	$5,652	$656,067	$666,758

Total loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$1,524	$135,073	$136,597
Commercial real estate - non-owner occupied (1)	4,128	-	-	4,128	-	218,833	222,961
Construction and land development	-	-	-	-	467	57,471	57,938
Commercial loans	-	-	-	-	3,140	111,574	114,714
Residential 1-4 family (2)	329	734	-	1,063	1,380	169,036	171,479
Other consumer loans	6	-	-	6	-	1,558	1,564

Total	$4,463	$734	$-	$5,197	$6,511	$693,545	$705,253

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $4.5 million and $4.7 million at March 31, 2015 and December 31, 2014, respectively.

Activity in the allowance for non-covered loan and lease losses for the three months ended March 31, 2015 and 2014 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended March 31, 2015	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393
Charge offs	-	-	-	(353)	-	(2)	-	(355)
Recoveries	1	6	139	9	2	-	-	157
Provision	568	59	(432)	330	(109)	(4)	113	525
Ending balance	$1,424	$1,188	$1,351	$2,049	$1,215	$43	$450	$7,720

Three months ended March 31, 2014
Allowance for loan losses:
Beginning balance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039
Charge offs	(71)	-	-	(588)	(300)	-	-	(959)
Recoveries	4	6	-	35	-	5	-	50
Provision	(131)	(181)	84	404	100	(9)	908	1,175
Ending balance	$616	$810	$1,152	$2,648	$1,102	$50	$927	$7,305

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Activity in the allowance for covered loan and lease losses by class of loan for the three months ended March 31, 2015 and 2014 is summarized below (in thousands).

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended March 31, 2015	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$17	$4	$-	$21
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

Three months ended March 31, 2014
Allowance for loan losses:
Beginning balance	$-	$45	$-	$-	$-	$6	$-	$51
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$45	$-	$-	$-	$6	$-	$51

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.
(3) Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
March 31, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$695	$-	$-	$232	$150	$-	$-	$1,077
Collectively evaluated for impairment	729	1,188	1,351	1,817	1,065	43	450	6,643
Total ending allowance	$1,424	$1,188	$1,351	$2,049	$1,215	$43	$450	$7,720

Loans:
Individually evaluated for impairment	$11,917	$1,841	$447	$7,292	$734	$-	$-	$22,231
Collectively evaluated for impairment	130,285	233,266	52,567	114,173	139,606	1,452	-	671,349
Total ending loan balances	$142,202	$235,107	$53,014	$121,465	$140,340	$1,452	$-	$693,580

December 31, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$151	$-	$120	$134	$300	$-	$-	$705
Collectively evaluated for impairment	704	1,123	1,524	1,929	1,022	49	337	6,688
Total ending allowance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393

Loans:
Individually evaluated for impairment	$12,003	$1,859	$467	$8,139	$1,344	$-	$-	$23,812
Collectively evaluated for impairment	124,594	221,102	57,471	106,575	131,640	1,564	-	642,946
Total ending loan balances	$136,597	$222,961	$57,938	$114,714	$132,984	$1,564	$-	$666,758

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
March 31, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	17	4	-	21
Total ending allowance	$-	$-	$-	$-	$17	$4	$-	$21

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$1,656	$-	$-	$1,656
Collectively evaluated for impairment	-	-	-	-	35,781	-	-	35,781
Total ending loan balances	$-	$-	$-	$-	$37,437	$-	$-	$37,437

December 31, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	17	4	-	21
Total ending allowance	$-	$-	$-	$-	$17	$4	$-	$21

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$1,740	$-	$-	$1,740
Collectively evaluated for impairment					36,755		-	36,755
Total ending loan balances	$-	$-	$-	$-	$38,495	$-	$-	$38,495

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

During the periods ending March 31, 2015 and March 31, 2014, there were no loans modified in troubled debt restructurings.  No TDRs defaulted during the quarters ending March 31, 2015 and March 31, 2014, which had been modified in the previous 12 months.

Credit Quality Indicators

Through its system of internal controls Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful.  Special Mention loans are considered to be criticized.  Substandard and Doubtful loans are considered to be classified.  Southern National had no loans classified Doubtful at March 31, 2015 or December 31, 2014.

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

As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

March 31, 2015	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$906	$11,917	$129,379	$142,202	$12,823	$129,379	$142,202
Commercial real estate - non-owner occupied (2)	-	-	-	229	1,841	233,037	235,107	2,070	233,037	235,107
Construction and land development	-	-	-	572	447	51,995	53,014	1,019	51,995	53,014
Commercial loans	-	-	-	30	7,292	114,143	121,465	7,322	114,143	121,465
Residential 1-4 family (4)	1,656	35,781	37,437	574	734	139,032	140,340	2,964	174,813	177,777
Other consumer loans	-	-	-	-	-	1,452	1,452	-	1,452	1,452

Total	$1,656	$35,781	$37,437	$2,311	$22,231	$669,038	$693,580	$26,198	$704,819	$731,017

December 31, 2014	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$917	$12,003	$123,677	$136,597	$12,920	$123,677	$136,597
Commercial real estate - non-owner occupied (2)	-	-	-	234	-	222,727	222,961	234	222,727	222,961
Construction and land development	-	-	-	593	467	56,878	57,938	1,060	56,878	57,938
Commercial loans	-	-	-	30	8,139	106,545	114,714	8,169	106,545	114,714
Residential 1-4 family (4)	1,740	36,755	38,495	584	1,344	131,056	132,984	3,668	167,811	171,479
Other consumer loans	-	-	-	-	-	1,564	1,564	-	1,564	1,564

Total	$1,740	$36,755	$38,495	$2,358	$21,953	$642,447	$666,758	$26,051	$679,202	$705,253

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2) Includes loans secured by farmland and multi-family residential loans.
(3) Includes SBA guarantees of $4.5 million and $4.7 million as of March 31, 2015 and December 31, 2014.
(4) Includes home equity lines of credit.

The amount of foreclosed residential real estate property held at March 31, 2015 was $3.8 million.  The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $862 thousand at March 31, 2015.

5.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet.  Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  We had letters of credit outstanding totaling $8.6 million and $8.4 million as of March 31, 2015 and December 31, 2014, respectively.

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

At March 31, 2015 and December 31, 2014, we had unfunded lines of credit and undisbursed construction loan funds totaling $105.0 million and $113.3 million, respectively. We had approved loan commitments of $24.1 million at March 31, 2015, and we had no approved loan commitments as of December 31, 2014.  Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

6.     EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2015
Basic EPS	$2,004	12,217	$0.16
Effect of dilutive stock options and warrants	-	124	-
Diluted EPS	$2,004	12,341	$0.16

For the three months ended March 31, 2014
Basic EPS	$1,642	11,591	$0.14
Effect of dilutive stock options and warrants	-	66	-
Diluted EPS	$1,642	11,657	$0.14

There were 578,348 and 643,199 anti-dilutive options and warrants for the three months ended March 31, 2015 and 2014, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,306	$-	$2,306	$-

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,285	$-	$2,285	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

Prior to the quarter ended March 31, 2015, due to market conditions as well as the limited trading activity of these securities, the market value of the securities was highly sensitive to assumption changes and market volatility.  We had determined that our trust preferred securities were classified within Level 3 of the fair value hierarchy.  Market conditions and trading activity has improved significantly for trust preferred securities, and the fair value as of March 31, 2015 was estimated within Level 2 of the fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.

Other Residential Collateralized Mortgage Obligation Classified as Held-to Maturity

The fair value was estimated within Level 2 fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.  We have evaluated this security for potential impairment and, based on our review of the trustee report, shock analysis and current information regarding delinquencies, nonperforming loans and credit support, it has been determined that no OTTI charge for credit exists for the three months ended March 31, 2015.  The assumptions used in the analysis included a 3.4% prepayment speed, .4% default rate, a 61% loss severity and an accounting yield of 2.46% at March 31, 2015.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral.  In some cases appraised value is net of costs to sell.  Estimated selling costs range from 6% to 10% of collateral valuation at March 31, 2015 and December 31, 2014. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $22.2 million (including SBA guarantees of $4.5 million and HarVest loans of $521 thousand) as of March 31, 2015 with an allocated allowance for loan losses totaling $1.1 million compared to a carrying amount of $23.8 million (including SBA guarantees of $4.7 million) with an allocated allowance for loan losses totaling $705 thousand at December 31, 2014.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell.  In some cases appraised value is net of costs to sell.  Selling costs have been in the range from 6% to 7.6% of collateral valuation at March 31, 2015 and December 31, 2014. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment.  At March 31, 2015 and December 31, 2014, the total amount of OREO was $12.6 million and $13.1 million, respectively, all of which was non-covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$11,222			$11,222
Commercial real estate - non-owner occupied (1)	1,841			1,841
Construction and land development	447			447
Commercial loans	7,060			7,060
Residential 1-4 family	584			584
Impaired covered loans:
Residential 1-4 family	1,656			1,656
Non-covered other real estate owned:
Commercial real estate - owner occupied	341			341
Commercial real estate - non-owner occupied (1)	1,781			1,781
Construction and land development	6,682			6,682
Residential 1-4 family	3,779			3,779

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$11,852			$11,852
Commercial real estate - non-owner occupied (1)	1,859			1,859
Construction and land development	347			347
Commercial loans	8,005			8,005
Residential 1-4 family	1,044			1,044
Impaired covered loans:
Residential 1-4 family	1,740			1,740
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,792			1,792
Construction and land development	6,818			6,818
Residential 1-4 family	3,980			3,980

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		March 31, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$36,417	$36,417	$38,320	$38,320
Securities available for sale	See previous table	2,306	2,306	2,285	2,285
Securities held to maturity	Level 2	92,065	97,198	94,058	94,093
Stock in Federal Reserve Bank and Federal
Home Loan Bank	n/a	5,667	n/a	5,681	n/a
Equity investment in mortgage affiliate	Level 3	3,615	3,615	3,631	3,631
Preferred investment in mortgage affiliate	Level 3	1,805	1,805	1,805	1,805
Net non-covered loans	Level 3	684,067	697,357	657,583	666,621
Net covered loans	Level 3	37,416	44,632	38,475	43,663
Accrued interest receivable	Level 2 & Level 3	2,636	2,636	2,904	2,904
FDIC indemnification asset	Level 3	3,439	2,258	3,571	2,261
Financial liabilities:
Demand deposits	Level 1	95,396	95,396	94,578	94,578
Money market and savings accounts	Level 1	182,367	182,367	181,452	181,452
Certificates of deposit	Level 3	482,732	483,811	466,395	466,391
Securities sold under agreements to
repurchase and other short-term borrowings	Level 1	29,858	29,858	29,044	29,044
FHLB advances	Level 3	25,000	25,493	25,000	25,526
Accrued interest payable	Level 1 & Level 3	583	583	560	560

Carrying amount is the estimated fair value for cash and cash equivalents, equity investment in mortgage affiliate, preferred investment in mortgage affiliate, accrued interest receivable and payable, demand deposits, savings accounts, money market accounts, short-term debt, and variable rate loans that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. A discount for liquidity risk was not considered necessary in estimating the fair value of loans. It was not practicable to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability.  Fair value of long-term debt is based on current rates for similar financing.  The fair value of the FDIC indemnification asset was determined by discounting estimated future cash flows using the long-term risk free rate plus a premium and represents the present value of our current expectation for recoveries from the FDIC on covered loans.  The fair value of off-balance-sheet items is not considered material.  The fair value of loans is not presented on an exit price basis.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV.  This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2014.  Results of operations for the three month period ended March 31, 2015 are not necessarily indicative of results that may be attained for any other period.

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, factors that could contribute to those differences include, but are not limited to:

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

26

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

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005.  Sonabank provides a range of financial services to individuals and small and medium sized businesses. Sonabank has fifteen branches in Virginia, located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Middleburg, Leesburg (2), South Riding, Front Royal, New Market, Haymarket,  Richmond and Clifton Forge, and eight branches in Maryland, in Rockville, Shady Grove, Frederick, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown. We have administrative offices in Warrenton and an executive office in Georgetown, Washington, D.C where senior management is located.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended March 31, 2015 was $2.0 million compared to $1.6 million during the first quarter of 2014.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

During the first quarter of 2015, net interest income before the provision for loan losses was $8.9 million, up significantly from $7.6 million during the first quarter of 2014. Average loans during the first quarter of 2015 were $713.6 million compared to $544.1 million during the same period last year. The net interest margin was 4.30% in the first quarter of 2015, down from 4.72% in the first quarter of 2014. The loan discount accretions on our three acquisitions, Greater Atlantic Bank (GAB), HarVest and Prince George’s Federal Savings Bank (PGFSB) were as follows (in thousands):

	Q1 2015	Q1 2014
GAB	$450	$412
HarVest	152	278
PGFSB	126	-

Total	$728	$690

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	3/31/2015			3/31/2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$713,587	$9,551	5.43%	$544,110	$7,756	5.78%
Investment securities	95,766	755	3.15%	84,609	605	2.86%
Other earning assets	32,666	129	1.60%	23,501	280	4.83%

Total earning assets	842,019	10,435	5.03%	652,220	8,641	5.37%
Allowance for loan losses	(7,675)			(7,426)
Total non-earning assets	85,205			69,332
Total assets	$919,549			$714,126

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$24,505	6	0.10%	$23,002	6	0.11%
Money market accounts	138,559	116	0.34%	129,554	90	0.28%
Savings accounts	44,435	66	0.60%	17,333	27	0.64%
Time deposits	466,169	1,151	1.00%	332,057	773	0.94%
Total interest-bearing deposits	673,668	1,339	0.81%	501,946	896	0.72%
Borrowings	53,614	169	1.28%	54,021	158	1.19%
Total interest-bearing liabilities	727,282	1,508	0.84%	555,967	1,054	0.77%
Noninterest-bearing liabilities:
Demand deposits	71,269			46,290
Other liabilities	6,278			4,614
Total liabilites	804,829			606,871
Stockholders’ equity	114,720			107,255
Total liabilities and stockholders’ equity	$919,549			$714,126
Net interest income		$8,927			$7,587
Interest rate spread			4.19%			4.60%
Net interest margin			4.30%			4.72%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The provision for loan losses in the first quarter of 2015 was $525 thousand, compared to $1.2 million in the first quarter of 2014. Net charge offs during the quarter ended March 31, 2015 were $198 thousand compared to $909 thousand during the first quarter of 2014.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$222	$178	$44
Income from bank-owned life insurance	150	140	10
Equity income (loss) from mortgage affiliate	(16)	-	(16)
Gain on other assets	-	202	(202)
Net impairment losses recognized in earnings	-	(16)	16
Other	49	37	12
Total noninterest income	$405	$541	$(136)

Noninterest income was $405 thousand during the first quarter of 2015, compared to $541 thousand during the same quarter of 2014. The first quarter of 2014 was positively impacted by a gain in the amount of $202 thousand on the sale of a part interest in our investment in an SBIC.

We report the earnings attributable to our 44% ownership of Southern Trust Mortgage (STM) every quarter. We hadn’t made the investment in the first quarter of 2014. In the fourth quarter we showed earnings of $51 thousand. In the first quarter of 2015 we showed a loss of $16 thousand attributable to the inherent seasonality of the business and to high on-boarding costs of hiring new loan officers last year. Those on-boarding costs aren’t expected to be repeated in the second quarter. It is also worth noting that our return on our preferred stock was 7.5% (annualized) during the quarter.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2015 and 2014:
	For the Three Months Ended
	March 31,
	2015	2014	Change
	(dollars in thousands)
Salaries and benefits	$2,803	$2,389	$414
Occupancy expenses	871	772	99
Furniture and equipment expenses	210	187	23
Amortization of core deposit intangible	65	45	20
Virginia franchise tax expense	88	116	(28)
Merger expenses	-	213	(213)
FDIC assessment	172	125	47
Data processing expense	164	126	38
Telephone and communication expense	206	178	28
Change in FDIC indemnification asset	129	124	5
Net (gain) loss on other real estate owned	320	(419)	739
Other operating expenses	793	663	130
Total noninterest expense	$5,821	$4,519	$1,302

Noninterest expense was $5.8 million for the first quarter of 2015 compared to $4.5 million for the first quarter of 2014. During the first quarter of 2014, we sold two properties in Other Real Estate Owned (OREO) resulting in gains of $637 thousand.  We also sold two other OREO properties resulting in losses of $218 thousand, and the net gain for the quarter ended March 31, 2014 was $419 thousand.  This compared to a loss on OREO of $320 thousand for the first quarter of 2015 as a result of recognizing impairment on two OREO properties.  Employee compensation increased by $414 thousand compared to the first quarter of 2014.  Total full time equivalent employees increased from 141 as of March 31, 2014 to 180 as of March 31, 2015.

The efficiency ratio was 58.95% during the quarter ended March 31, 2015 compared to 62.18% during the first quarter of 2014.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $937.3 million as of March 31, 2015 compared to $916.6 million as of December 31, 2014.  Net loans receivable increased from $696.1 million at the end of 2014 to $721.5 million at March 31, 2015.

Total deposits were $760.5 million at March 31, 2015 compared to $742.4 million at December 31, 2014. Certificates of deposit increased $16.3 million during the quarter.  Noninterest-bearing deposits were $71.4 million at March 31, 2015 and $69.6 million at December 31, 2014.

Loan Portfolio

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of March 31, 2015, non-covered loans included $31.9 million of loans acquired in the HarVest acquisition and $57.8 million acquired in the PGFSB acquisition.

The following table summarizes the composition of our loan portfolio as of March 31, 2015 and December 31, 2014:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	March 31, 2015			December 31, 2014
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$142,202	$142,202	$-	$136,597	$136,597
Commercial real estate - non-owner-occupied	-	212,748	212,748	-	200,517	200,517
Secured by farmland	-	606	606	-	612	612
Construction and land loans	-	53,014	53,014	-	57,938	57,938
Residential 1-4 family	14,537	129,915	144,452	14,837	123,233	138,070
Multi- family residential	-	21,753	21,753	-	21,832	21,832
Home equity lines of credit	22,900	10,425	33,325	23,658	9,751	33,409
Total real estate loans	37,437	570,663	608,100	38,495	550,480	588,975

Commercial loans	-	121,465	121,465	-	114,714	114,714
Consumer loans	-	1,452	1,452	-	1,564	1,564
Gross loans	37,437	693,580	731,017	38,495	666,758	705,253

Less deferred fees on loans	-	(1,793)	(1,793)	1	(1,782)	(1,781)
Loans, net of deferred fees	$37,437	$691,787	$729,224	$38,496	$664,976	$703,472

(1)	Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

As of March 31, 2014 and December 31, 2013, substantially all of our loans were to customers located in Virginia and Maryland.  We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Net loan growth in the first quarter of 2015 was $25.4 million, less than the robust growth of $37.3 million of the fourth quarter of 2014. The decline in growth during the first quarter of 2015 was primarily due to less organic growth and the fact that we purchased residential mortgage loans from STM in the amount of $9.6 million during the first quarter compared to $12.9 million during the fourth quarter of 2014. The growth in Residential 1-4 family loans was entirely attributable to portfolio loans originated to our standards by STM and purchased by us.

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

Non-covered Loans and Assets

Non-covered OREO as of March 31, 2015 was $12.6 million compared to $13.1 million as of the end of the previous year. Non-covered nonaccrual loans were $1.5 million   (excluding $4.5 million of loans fully covered by SBA guarantees) at March 31, 2015 compared to $988 thousand (excluding $4.7 million of loans fully covered by SBA guarantees) at the end of last year.  The ratio of non-covered non-performing assets (excluding the SBA guaranteed loans) to non-covered assets decreased from 1.60% at the end of 2014 to 1.57% at March 31, 2015. The portions of these SBA loans that were unguaranteed were charged off.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans.  The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. Our allowance for loan losses as a percentage of non-covered total loans at March 31, 2015 was 1.12%, compared to 1.11% at the end of 2014.  Management believes the allowance is adequate at this time but continues to monitor trends in environmental factors which may potentially affect future losses.

The following table presents a comparison of non-covered nonperforming assets as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014

Nonaccrual loans	$5,979	$5,652
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	5,979	5,652
Other real estate owned	12,583	13,051
Total nonperforming assets	$18,562	$18,703

SBA guaranteed amounts included in nonaccrual loans	$4,465	$4,664

Allowance for loan losses to nonperforming loans	129.12%	130.80%
Allowance for loan losses to total non-covered loans	1.12%	1.11%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	1.57%	1.60%

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

During the periods ending March 31, 2015 and March 31, 2014, there were no loans modified in troubled debt restructurings.  No TDRs defaulted during the quarters ending March 31, 2015 and March 31, 2014, which had been modified in the previous 12 months.

Covered Loans and Assets

Covered loans identified as impaired totaled $1.7 million as of March 31, 2015 and December 31, 2014. Nonaccrual loans were $745 thousand and $859 thousand at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, there were no loans past due 90 days or more and accruing interest.

Securities

Investment securities, available for sale and held to maturity, were $94.4 million at March 31, 2015 down slightly from $96.3 million at December 31, 2014.

At March 31, 2015, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	BBB	$4,612	$4,203	$3,997	12%	$262
MMCF III B	Senior Sub	A3	A-	Ba1	CC	328	323	276	34%	5
						4,940	4,526	4,273		$267

										Cumulative Other	Cumulative
										Comprehensive	OTTI Related to
Other Than Temporarily Impaired:										Loss (2)	Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	509	705	39%	591	$400
TRAP 2007-XII C1	Mezzanine	A3	A	C	C	2,185	57	1,058	22%	835	1,293
TRAP 2007-XIII D	Mezzanine	NR	A-	NR	C	2,039	-	949	16%	7	2,032
MMC FUNDING XVIII	Mezzanine	A3	A-	Ca	C	1,095	27	570	20%	377	691
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	475	1,292	15%	1,014	661
ALESCO XV C1	Mezzanine	A3	A-	C	C	3,291	31	245	27%	701	2,559
ALESCO XVI C	Mezzanine	A3	A-	C	C	2,145	119	1,089	10%	846	1,180
						14,405	1,218	5,908		$4,371	$8,816

Total						$19,345	$5,744	$10,181

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

Our largest pooled trust preferred security is ALESCO VII A 1B, which was rated triple A at acquisition and continues to have investment grade ratings from Fitch and Moody’s, but not Standard & Poor’s, and on which a principal repayment of $854 thousand was received in the first quarter of 2015. It is a floating rate security priced quarterly at 40 basis points over LIBOR. We own it at a dollar price of 90. As of March 31, 2015, the yield was 0.95% which is attractive for an investment grade floating rate security. It is a very positive contributor to our asset sensitivity which will stand us in good stead if rates rise.

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

We recognized no OTTI charges during the first quarter of 2015 compared to OTTI charges related to credit on the trust preferred securities totaling $16 thousand during the first quarter of 2014.

Other securities in our investment portfolio are as follows:

•	residential government-sponsored mortgage-backed securities in the amount of $21.9 million and residential government-sponsored collateralized mortgage obligations totaling $3.4 million

•	callable agency securities in the amount of $45.0 million

•	municipal bonds in the amount of $17.8 million with a taxable equivalent yield of 3.18% and ratings as follows:

Rating		Amount
Service	Rating	(in thousands)
Moody’s	Aaa	$505
Moody’s	Aa2	3,628
Moody’s	Aa3	715
Moody’s	A1	1,165
Standard & Poor’s	AAA	3,119
Standard & Poor’s	AA+	580
Standard & Poor’s	AA	7,495
Standard & Poor’s	AA-	601
		$17,808

In accordance with regulatory guidance we have performed an independent analysis on each security and monitor the portfolio on an ongoing basis.

•	SARM 2005-22 1A2 in the amount of $583 thousand, a residential collateralized mortgage obligation that is not government-sponsored

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

We prepare a cash flow forecast for one year with the first three months prepared on a weekly basis and on a monthly basis thereafter. The projections incorporate expected cash flows on loans, investments securities, and deposits based on data used to prepare our interest rate risk analyses. To estimate loan growth over the one year period, the projection incorporates the scheduled loan closings in the Loan Pipeline Report along with other management estimates.

We recently purchased liquidity risk software with which we can monitor our liquidity risk at a point in time and prepare cash flow and funds availability projections over a two year period.  The projections can be run using a base case and several stress levels.

During the three months ended March 31, 2015, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 2015, we had $105.0 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $24.1 million at March 31, 2015. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Southern National
Common equity tier 1 capital ratio	$107,068	14.27%	$33,773	4.50%	$48,783	6.50%
Tier 1 risk-based capital ratio	107,068	14.27%	45,030	6.00%	60,041	8.00%
Total risk-based capital ratio	114,809	15.30%	60,041	8.00%	75,051	10.00%
Leverage ratio	107,068	11.78%	36,354	4.00%	45,443	5.00%
Sonabank
Common equity tier 1 capital ratio	$105,877	14.11%	$33,756	4.50%	$48,759	6.50%
Tier 1 risk-based capital ratio	105,877	14.11%	45,008	6.00%	60,011	8.00%
Total risk-based capital ratio	113,618	15.15%	60,011	8.00%	75,014	10.00%
Leverage ratio	105,877	11.65%	36,340	4.00%	45,425	5.00%

December 31, 2014
Southern National
Tier 1 risk-based capital ratio	$105,107	15.19%	$27,671	4.00%	$41,507	6.00%
Total risk-based capital ratio	112,521	16.27%	55,343	8.00%	69,179	10.00%
Leverage ratio	105,107	11.80%	35,623	4.00%	44,529	5.00%
Sonabank
Tier 1 risk-based capital ratio	$104,007	15.04%	$27,658	4.00%	$41,487	6.00%
Total risk-based capital ratio	111,421	16.11%	55,316	8.00%	69,145	10.00%
Leverage ratio	104,007	11.68%	35,609	4.00%	44,511	5.00%

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

During the fourth quarter of 2012, we converted to an enhanced model with FTN Financial that uses detailed data on loans and deposits that is extracted directly from the loan and deposit applications and requires more detailed assumptions about interest rates on new volumes.  The model also accommodates the analysis of floors, ceilings, etc. on a loan-by-loan basis.  The greater level of input detail provides more meaningful reports compared to the summarized input data previously used.

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of March 31, 2015 and as of December 31, 2014, and all changes are within our ALM Policy guidelines:

	Sensitivity of Economic Value of Equity
	As of March 31, 2015

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$122,299	$(20,238)	-14.20%	13.05%	106.23%
Up 300	127,066	(15,471)	-10.85%	13.56%	110.37%
Up 200	131,813	(10,724)	-7.52%	14.06%	114.49%
Up 100	137,421	(5,116)	-3.59%	14.66%	119.36%
Base	142,537	-	0.00%	15.21%	123.81%
Down 100	132,710	(9,827)	-6.89%	14.16%	115.27%
Down 200	126,601	(15,936)	-11.18%	13.51%	109.96%

	Sensitivity of Economic Value of Equity
	As of December 31, 2014

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$114,756	$(22,806)	-16.58%	12.52%	100.68%
Up 300	118,938	(18,624)	-13.54%	12.98%	104.35%
Up 200	123,724	(13,838)	-10.06%	13.50%	108.55%
Up 100	129,926	(7,636)	-5.55%	14.17%	113.99%
Base	137,562	-	0.00%	15.01%	120.69%
Down 100	129,927	(7,635)	-5.55%	14.17%	113.99%
Down 200	123,019	(14,543)	-10.57%	13.42%	107.93%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios.  Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2015 and December 31, 2014 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of March 31, 2015

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$40,256	$8,602	4.51%	0.95%
Up 300	37,962	6,308	4.25%	0.69%
Up 200	35,670	4,016	4.00%	0.44%
Up 100	33,591	1,937	3.77%	0.21%
Base	31,654	-	3.56%	0.00%
Down 100	31,761	107	3.57%	0.01%
Down 200	31,709	55	3.57%	0.01%

	Sensitivity of Net Interest Income
	As of December 31, 2014

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$38,720	$7,117	4.46%	0.81%
Up 300	36,659	$5,056	4.23%	0.58%
Up 200	34,656	$3,053	4.00%	0.35%
Up 100	32,915	$1,312	3.80%	0.15%
Base	31,603	$-	3.65%	0.00%
Down 100	31,501	$(102)	3.64%	-0.01%
Down 200	31,228	$(375)	3.61%	-0.04%

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

 PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business.  There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of March 31, 2015.

ITEM 1A – RISK FACTORS

As of March 31, 2015 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

May 11, 2015	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

May 11, 2015	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer

