Form 10-Q
period 2015-06-30
Southern National Bancorp of Virginia Inc
filed 2015-08-10
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 3, 2015, there were 12,232,409 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

June 30, 2015

INDEX

PAGE

PART 1 - FINANCIAL INFORMATION

Item 1 – Financial Statements
Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	2
Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2015 and 2014	3
Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014	5
Notes to Consolidated Financial Statements	6- 28

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	29- 43

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	43-46

Item 4 – Controls and Procedures	47

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	47

Item 1A – Risk Factors	47

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3 – Defaults Upon Senior Securities	48

Item 4 – Mine Safety Disclosures	48

Item 5 – Other Information	48

Item 6 - Exhibits	48

Signatures	49

Certifications

ITEM I - FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts) (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$5,934	$5,702
Interest-bearing deposits in other financial institutions	68,592	32,618
Total cash and cash equivalents	74,526	38,320

Securities available for sale, at fair value	4,133	2,285

Securities held to maturity, at amortized cost (fair value of $92,028 and $94,093, respectively)	93,047	94,058

Covered loans	37,476	38,496
Non-covered loans	722,567	664,976
Total loans	760,043	703,472
Less allowance for loan losses	(7,994)	(7,414)
Net loans	752,049	696,058

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,132	5,681
Equity investment in mortgage affiliate	4,293	3,631
Preferred investment in mortgage affiliate	2,555	1,805
Bank premises and equipment, net	9,198	9,453
Goodwill	10,514	10,514
Core deposit intangibles, net	1,224	1,354
FDIC indemnification asset	3,322	3,571
Bank-owned life insurance	21,294	20,990
Other real estate owned	13,647	13,051
Deferred tax assets, net	6,746	10,083
Other assets	9,036	5,791

Total assets	$1,011,716	$916,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$72,503	$69,560
Interest-bearing deposits:
NOW accounts	23,943	25,018
Money market accounts	136,744	137,297
Savings accounts	42,983	44,155
Time deposits	540,857	466,395
Total interest-bearing deposits	744,527	672,865
Total deposits	817,030	742,425

Securities sold under agreements to repurchase and other short-term borrowings	45,036	29,044
Federal Home Loan Bank (FHLB) advances	25,000	25,000
Other liabilities	5,577	6,197
Total liabilities	892,643	802,666

Commitments and contingencies (See Note 5)	-	-

Stockholders’ equity:

Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 12,232,409 shares at June 30, 2015 and 12,216,669 at December 31, 2014	122	122
Additional paid in capital	104,301	104,072
Retained earnings	15,317	12,805
Accumulated other comprehensive loss	(667)	(3,020)
Total stockholders’ equity	119,073	113,979

Total liabilities and stockholders’ equity	$1,011,716	$916,645

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2015	2014	2015	2014

Interest and dividend income :
Interest and fees on loans	$9,970	$8,100	$19,521	$15,856
Interest and dividends on taxable securities	531	570	1,185	1,083
Interest and dividends on tax exepmt securities	101	96	202	188
Interest and dividends on other earning assets	130	160	259	440
Total interest and dividend income	10,732	8,926	21,167	17,567
Interest expense:
Interest on deposits	1,525	897	2,864	1,793
Interest on borrowings	183	170	352	328
Total interest expense	1,708	1,067	3,216	2,121

Net interest income	9,024	7,859	17,951	15,446

Provision for loan losses	1,500	194	2,025	1,369
Net interest income after provision for loan losses	7,524	7,665	15,926	14,077

Noninterest income:
Account maintenance and deposit service fees	239	195	460	373
Income from bank-owned life insurance	154	157	304	297
Equity income from mortgage affiliate	793	331	778	331
Gain on sale of other assets	7	-	7	202
Net gain on sale of available for sale securities	520	-	520	-
Total other-than-temporary impairment losses (OTTI)	-	(25)	-	(41)
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	-	-
Net credit related OTTI recognized in earnings	-	(25)	-	(41)
Other	46	55	95	92

Total noninterest income	1,759	713	2,164	1,254

Noninterest expenses:
Salaries and benefits	2,836	2,427	5,639	4,816
Occupancy expenses	826	759	1,697	1,531
Furniture and equipment expenses	224	188	434	375
Amortization of core deposit intangible	65	45	130	90
Virginia franchise tax expense	88	113	176	229
Merger expenses	-	209	-	422
FDIC assessment	156	127	328	252
Data processing expense	170	134	334	260
Telephone and communication expense	201	180	407	358
Change in FDIC indemnification asset	117	311	246	435
Net (gain) loss on other real estate owned	(57)	180	263	(239)
Other operating expenses	963	972	1,756	1,635
Total noninterest expenses	5,589	5,645	11,410	10,164
Income before income taxes	3,694	2,733	6,680	5,167
Income tax expense	1,228	961	2,210	1,753
Net income	$2,466	$1,772	$4,470	$3,414
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	$(241)	$74	$(218)	$217
Realized amount on securities sold, net	(520)	-	(520)	-
Non-credit component of other-than-temporary impairment on held-to-maturity securities	4,278	14	4,278	35
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	3	(22)	25	(42)
Net unrealized gain	3,520	66	3,565	210
Tax effect	(1,196)	(22)	(1,212)	(71)
Other comprehensive income	2,324	44	2,353	139
Comprehensive income	$4,790	$1,816	$6,823	$3,553
Earnings per share, basic	$0.20	$0.15	$0.37	$0.29
Earnings per share, diluted	$0.20	$0.15	$0.36	$0.29

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(dollars in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance - December 31, 2014	$122	$104,072	$12,805	$(3,020)	$113,979
Comprehensive income:
Net income			4,470		4,470
Change in unrealized loss on securities available for sale (net of tax benefit, $251)				(487)	(487)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $1,463 and accretion, $25 and amounts recorded into other comprehensive income at transfer)				2,840	2,840
Dividends on common stock ($.16 per share)			(1,958)		(1,958)
Repurchase of comon stock (31,011 shares)		(365)			(365)
Issuance of common stock under Stock
Incentive Plan (46,750 shares)		425			425
Stock-based compensation expense		169			169

Balance - June 30, 2015	$122	$104,301	$15,317	$(667)	$119,073

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(dollars in thousands) (Unaudited)

	2015	2014

Operating activities:
Net income	$4,470	$3,414
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	451	351
Amortization of core deposit intangible	130	90
Other amortization, net	62	70
Accretion of loan discount	(1,412)	(1,474)
Amortization of FDIC indemnification asset	246	435
Provision for loan losses	2,025	1,369
Earnings on bank-owned life insurance	(304)	(297)
Equity income on mortgage affiliate	(778)	(331)
Stock based compensation expense	169	151
Net gain on sale of available for sale securities	(520)	-
Impairment on securities	-	41
Net (gain) loss on other real estate owned	263	(239)
Net decrease in other assets	1,105	630
Net increase (decrease) in other liabilities	(620)	354
Net cash and cash equivalents provided by operating activities	5,287	4,564
Investing activities:
Proceeds from sales of available for sale securities	3,966	-
Purchases of held to maturity securities	(7,156)	(5,678)
Proceeds from paydowns, maturities and calls of held to maturity securities	6,401	3,264
Loan originations and payments, net	(60,194)	(48,350)
Purchase of bank-owned life insurance	-	(2,000)
Investment in mortgage affiliate	(634)	(5,043)
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(451)	(993)
Payments received on FDIC indemnification asset	3	1,004
Proceeds from sale of other real estate owned	481	2,424
Purchases of bank premises and equipment	(196)	(270)
Net cash and cash equivalents used in investing activities	(57,780)	(55,642)
Financing activities:
Net increase in deposits	74,605	28,872
Cash dividends paid - common stock	(1,958)	(1,623)
Repurchase of common stock	(365)	-
Issuance of common stock under Stock Incentive Plan	425	147
Net increase in securities sold under agreement to repurchase and other short-term borrowings	15,992	27,057
Net cash and cash equivalents provided by financing activities	88,699	54,453
Increase in cash and cash equivalents	36,206	3,375
Cash and cash equivalents at beginning of period	38,320	20,856
Cash and cash equivalents at end of period	$74,526	$24,231
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$3,056	$2,042
Income taxes	2,310	2,123
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	1,340	4,409

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of 6 residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 did not to have a material impact on the Southern National’s Consolidated Financial Statements, but did add additional disclosures.

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

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures, effective for the 7 current reporting period of June 30, 2015, about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings (see Note 8 to the Consolidated Financial Statements). We adopted the amendments in this ASU effective January 1, 2015. As of June 30, 2015, all of our repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on our consolidated financial statements.

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

Southern National granted 125,500 options during the first six months of 2015. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the six months ended June 30, 2015:

Expected life	10 years
Expected volatility	14.71%
Risk-free interest rate	2.26%
Weighted average fair value per option granted	$0.51
Dividend yield	5.51%

For the three and six months ended June 30, 2015 and 2014, stock-based compensation expense was $85 thousand and $169 thousand, respectively, compared to $75 thousand and $151 thousand for the same periods last year. As of June 30, 2015, unrecognized compensation expense associated with the stock options was $791 thousand, which is expected to be recognized over a weighted average period of 3.1 years.

A summary of the activity in the stock option plan during the six months ended June 30, 2015 follows (dollars in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of period	621,050	$8.49
Granted	125,500	11.43
Forfeited	-	-
Exercised	(46,750)	9.09
Options outstanding, end of period	699,800	$8.98	7.0	$1,528

Vested or expected to vest	699,800	$8.98	7.0	$1,528

Exercisable at end of period	317,730	$7.84	5.0	$1,041

3.      SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
June 30, 2015		Gains	Losses
Obligations of states and political subdivisions	$2,291	$8	$(61)	$2,238
Trust preferred securities	2,590	-	(695)	1,895
	$4,881	$8	$(756)	$4,133

	Amortized Cost	Gross Unrealized		Fair Value
December 31, 2014		Gains	Losses
Obligations of states and political subdivisions	$2,295	$-	$(10)	$2,285

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized Cost	Gross Unrecognized		Fair Value
June 30, 2015		Gains	Losses
Residential government-sponsored mortgage-backed securities	$22,916	$556	$(21)	$23,451
Residential government-sponsored collateralized mortgage obligations	3,236	-	(51)	3,185
Government-sponsored agency securities	46,925	174	(1,066)	46,033
Obligations of states and political subdivisions	15,473	72	(287)	15,258
Trust preferred securities	4,497	-	(396)	4,101
	$93,047	$802	$(1,821)	$92,028

	Amortized Cost	Gross Unrecognized		Fair Value
December 31, 2014		Gains	Losses
Residential government-sponsored mortgage-backed securities	$22,897	$708	$(8)	$23,597
Residential government-sponsored collateralized mortgage obligations	3,564	-	(53)	3,511
Government-sponsored agency securities	44,949	294	(822)	44,421
Obligations of states and political subdivisions	15,531	108	(145)	15,494
Other residential collateralized mortgage obligations	599	-	-	599
Trust preferred securities	6,518	1,527	(1,574)	6,471
	$94,058	$2,637	$(2,602)	$94,093

The amortized cost amounts are net of recognized other than temporary impairment.

In the second quarter of 2015, we transferred from our held-to-maturity (HTM) portfolio all of the trust preferred securities and a non-government sponsored residential CMO that had been other than temporarily impaired to the available-for-sale (AFS) classification. We sold five of these trust preferred securities and the CMO recognizing a net gain of $520 thousand. Due to the significant deterioration in these issuers’ creditworthiness and the current conditions for a possible sale of these securities, we feel that our change in classification does not taint our intentions in regards to the remainder of our HTM portfolio. The two trust preferred securities we retained in the AFS classification have a fair value of $1.9 million as of June 30, 2015. We also have two trust preferred securities that we retained in the HTM classification in the amount of $4.5 million. These two securities have never been other than temporarily impaired.

The fair value and carrying amount, if different, of debt securities as of June 30, 2015, by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized Cost		Amortized Cost
		Fair Value		Fair Value
Due in five to ten years	$13,367	$13,189	$-	$-
Due after ten years	53,528	52,203	4,881	4,133
Residential government-sponsored mortgage-backed securities	22,916	23,451	-	-
Residential government-sponsored collateralized mortgage obligations	3,236	3,185	-	-
Total	$93,047	$92,028	$4,881	$4,133

Securities with a carrying amount of approximately $68.2 million and $71.8 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment. At June 30, 2015 and December 31, 2014, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $57.5 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at June 30, 2015. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of June 30, 2015. The following tables present information regarding securities in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014 (in thousands) by duration of time in a loss position:

June 30, 2015
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$1,679	$(61)	$-	$-	$1,679	$(61)
Trust preferred securities	-	-	1,895	(695)	1,895	(695)
	$1,679	$(61)	$1,895	$(695)	$3,574	$(756)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$5,249	$(17)	$721	$(4)	$5,970	$(21)
Residential government-sponsored collateralized mortgage obligations	592	(3)	2,593	(48)	3,185	(51)
Government-sponsored agency securities	23,253	(679)	9,601	(387)	32,854	(1,066)
Obligations of states and political subdivisions	5,439	(73)	2,371	(214)	7,810	(287)
Trust preferred securities	-	-	4,101	(396)	4,101	(396)
	$34,533	$(772)	$19,387	$(1,049)	$53,920	$(1,821)

December 31, 2014
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$485	$(1)	$1,800	$(9)	$2,285	$(10)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$3,506	$(8)	$-	$-	$3,506	$(8)
Residential government-sponsored collateralized mortgage obligations	692	(3)	2,819	(50)	3,511	(53)
Government-sponsored agency securities	-	-	29,154	(822)	29,154	(822)
Obligations of states and political subdivisions	485	(20)	8,139	(125)	8,624	(145)
Trust preferred securities	-	-	4,233	(1,574)	4,233	(1,574)
	$4,683	$(31)	$44,345	$(2,571)	$49,028	$(2,602)

As of June 30, 2015, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	BBB	$4,583	$4,181	$3,827	12%	$260
MMCF III B	Senior Sub	A3	A-	Ba1	CC	321	316	274	30%	5
						4,904	4,497	4,101		$265

Available for Sale
Other Than Temporarily Impaired:										Cumulative OTTI Related to Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,100	697	36%	400
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	1,490	1,198	15%	660
						3,650	2,590	1,895		$1,060

Total						$8,554	$7,087	$5,996

(1) Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion

(2) Pre-tax

Each of these securities has been evaluated for other than temporary impairment. In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

•	5% of the remaining performing collateral will default or defer per annum.
•	Recoveries of 13% with a two year lag on all defaults and deferrals.
•	No prepayments for 10 years and then 1% per annum for the remaining life of the security.

•	Additionally banks with assets over $15 billion will no longer be allowed to count down streamed trust preferred proceeds as Tier 1 capital (although it will still be counted as Tier 2 capital). That will incent the large banks to prepay their trust preferred securities if they can or if it is economically desirable. As a consequence, we have projected in all of our pools that 10% of the collateral issued by banks with assets over $15 billion will prepay in the first year of the forecast, and 15% in the second year.
•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized no OTTI charges during the six months ended June 30, 2015 compared to OTTI charges related to credit on the trust preferred securities totaling $25 thousand during the second quarter of 2014, and $41 thousand during the six months ended June 30, 2014.

The following table presents a roll forward of the credit losses on our securities previously classified as held to maturity and now classified as held for sale recognized in earnings for the six months ended June 30, 2015 and 2014 (in thousands):

	2015	2014

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,949	$8,911
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	-	41
Reductions due to sales of securities for which an other-than-temporary impairment was previously recognized	(7,889)	-
Reductions due to realized losses	-	(2)
Amount of cumulative other-than-temporary impairment related to credit loss as of June 30	$1,060	$8,950

Changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2015 and 2014 are shown in the table below. All amounts are net of tax (in thousands).

For the three months ended June 30, 2015	Unrealized Holding Gains (Losses) on Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$9	$(3,000)	$(2,991)
Other comprehensive income/(loss) before reclassifications	(502)	2	(500)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	2,824	2,824
Net current-period other comprehensive income/(loss)	(502)	2,826	2,324
Ending balance	$(493)	$(174)	$(667)

For the six months ended June 30, 2015	Unrealized Holding Gains (Losses) on Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(6)	$(3,014)	$(3,020)
Other comprehensive income/(loss) before reclassifications	(487)	16	(471)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	2,824	2,824
Net current-period other comprehensive income/(loss)	(487)	2,840	2,353
Ending balance	$(493)	$(174)	$(667)

For the three months ended June 30, 2014	Unrealized Holding Gains (Losses) on Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(109)	$(2,986)	$(3,095)
Other comprehensive income/(loss) before reclassifications	49	(5)	44
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	49	(5)	44
Ending balance	$(60)	$(2,991)	$(3,051)

For the six months ended June 30, 2014	Unrealized Holding Gains (Losses) on Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(203)	$(2,987)	$(3,190)
Other comprehensive income/(loss) before reclassifications	143	(4)	139
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	143	(4)	139
Ending balance	$(60)	$(2,991)	$(3,051)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2015 and December 31, 2014:

	Covered Loans (1)	Non-covered Loans	Total Loans	Covered Loans (1)	Non-covered Loans	Total Loans
	June 30, 2015			December 31, 2014
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$140,490	$140,490	$-	$136,597	$136,597
Commercial real estate - non-owner-occupied	-	237,515	237,515	-	200,517	200,517
Secured by farmland	-	598	598	-	612	612
Construction and land loans	-	58,316	58,316	-	57,938	57,938
Residential 1-4 family	14,264	137,996	152,260	14,837	123,233	138,070
Multi- family residential	-	21,662	21,662	-	21,832	21,832
Home equity lines of credit	23,206	12,382	35,588	23,658	9,751	33,409
Total real estate loans	37,470	608,959	646,429	38,495	550,480	588,975

Commercial loans	-	114,152	114,152	-	114,714	114,714
Consumer loans	-	1,446	1,446	-	1,564	1,564
Gross loans	37,470	724,557	762,027	38,495	666,758	705,253

Less deferred fees on loans	6	(1,990)	(1,984)	1	(1,782)	(1,781)
Loans, net of deferred fees	$37,476	$722,567	$760,043	$38,496	$664,976	$703,472

(1)	Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets. There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.” Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of June 30, 2015, non-covered loans included $31.2 million of loans acquired in the HarVest acquisition and $55.8 million acquired in the PGFSB acquisition.

Accretable discount on the acquired Greater Atlantic loans, the PGFSB loans and the HarVest loans was $8.0 million and $9.3 million at June 30, 2015 and December 31, 2014 respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

June 30, 2015	Covered Loans			Non-covered Loans			Total Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$6,619	$7,137	$-	$6,619	$7,137	$-
Commercial real estate - non-owner occupied (2)	-	-	-	138	234	-	138	234	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,328	4,236	-	3,328	4,236	-
Residential 1-4 family (4)	1,740	2,049	-	-	-	-	1,740	2,049	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$1,740	$2,049	$-	$10,085	$11,607	$-	$11,825	$13,656	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$765	$865	$214	$765	$865	$214
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,614	3,614	400	3,614	3,614	400
Residential 1-4 family (4)	-	-	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$4,379	$4,479	$614	$4,379	$4,479	$614
Grand total	$1,740	$2,049	$-	$14,464	$16,086	$614	$16,204	$18,135	$614

(1)	Recorded investment is after cumulative prior charge offs of $1.5 million. These loans also have aggregate SBA guarantees of $4.8 million.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.
(4)	Includes home equity lines of credit.

	Covered Loans			Non-covered Loans			Total Loans
December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$10,394	$10,394	$-	$10,394	$10,394	$-
Commercial real estate - non-owner occupied (2)	-	-	-	1,859	2,118	-	1,859	2,118	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	4,998	4,999	-	4,998	4,999	-
Residential 1-4 family (4)	1,740	2,053	-	-	-	-	1,740	2,053	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$1,740	$2,053	$-	$17,251	$17,511	$-	$18,991	$19,564	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$1,609	$2,231	$151	$1,609	$2,231	$151
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	467	740	120	467	740	120
Commercial loans	-	-	-	3,141	3,944	134	3,141	3,944	134
Residential 1-4 family (4)	-	-	-	1,344	1,465	300	1,344	1,465	300
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$6,561	$8,380	$705	$6,561	$8,380	$705
Grand total	$1,740	$2,053	$-	$23,812	$25,891	$705	$25,552	$27,944	$705

(1)	Recorded investment is after cumulative prior charge offs of $1.7 million. These loans also have aggregate SBA guarantees of $4.7 million.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.
(4)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three and six months ended June 30, 2015 and 2014 (in thousands):

Three months ended June 30, 2015	Covered Loans		Non-covered Loans		Total Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognize
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,629	$74	$6,629	$74
Commercial real estate - non-owner occupied (1)	-	-	139	3	139	3
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,068	-	3,068	-
Residential 1-4 family (2)	1,682	11	-	-	1,682	11
Other consumer loans	-	-	-	-	-	-

Total	$1,682	$11	$9,836	$77	$11,518	$88

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$771	$11	$771	$11
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,621	54	3,621	54
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,392	$65	$4,392	$65
Grand total	$1,682	$11	$14,228	$142	$15,910	$153

(1)	Includes loans secured by farmland and multi-family residential loans.

(2)	Includes home equity lines of credit.

Three months ended June 30, 2014	Covered Loans		Non-covered Loans		Total Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$743	$13	$7,335	$90	$8,078	$103
Commercial real estate - non-owner occupied (1)	1,883	3	339	8	2,222	11
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	4,941	20	4,941	20
Residential 1-4 family (2)	1,209	10	5,865	79	7,074	89
Other consumer loans	-	-	-	-	-	-

Total	$3,835	$26	$18,480	$197	$22,315	$223

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$106	$4	$106	$4
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	851	-	851	-
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$957	$4	$957	$4
Grand total	$3,835	$26	$19,437	$201	$23,272	$227

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Six months ended June 30, 2015	Covered Loans		Non-covered Loans		Total Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,638	$148	$6,638	$148
Commercial real estate - non-owner occupied (1)	-	-	140	6	140	6
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,972	-	2,972	-
Residential 1-4 family (2)	1,668	22	-	-	1,668	22
Other consumer loans	-	-	-	-	-	-

Total	$1,668	$22	$9,750	$154	$11,418	$176

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$777	$21	$777	$21
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,641	107	3,641	107
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,418	$128	$4,418	$128
Grand total	$1,668	$22	$14,168	$282	$15,836	$304

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Six months ended June 30, 2014	Covered Loans		Non-covered Loans		Total Loans
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$742	$26	$6,325	$180	$7,067	$206
Commercial real estate - non-owner occupied (1)	1,890	24	347	17	2,237	41
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,905	42	3,905	42
Residential 1-4 family (2)	1,214	22	5,570	157	6,784	179
Other consumer loans	-	-	-	-	-	-

Total	$3,846	$72	$16,147	$396	$19,993	$468

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$111	$8	$111	$8
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	1,018	-	1,018	-
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$1,129	$8	$1,129	$8
Grand total	$3,846	$72	$17,276	$404	$21,122	$476

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More	Total Past Due	Nonaccrual Loans	Loans Not Past Due	Total Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	13	-	-	13	583	36,874	37,470
Other consumer loans	-	-	-	-	-	-	-

Total	$13	$-	$-	$13	$583	$36,874	$37,470

Non-covered loans:
Commercial real estate - owner occupied	$701	$-	$-	$701	$66	$139,723	$140,490
Commercial real estate - non-owner occupied (1)	114	-	-	114	-	259,661	259,775
Construction and land development	-	-	-	-	-	58,316	58,316
Commercial loans	984	-	-	984	4,776	108,392	114,152
Residential 1-4 family (2)	419	108	-	527	-	149,851	150,378
Other consumer loans	-	12	-	12	-	1,434	1,446

Total	$2,218	$120	$-	$2,338	$4,842	$717,377	$724,557

Total loans:
Commercial real estate - owner occupied	$701	$-	$-	$701	$66	$139,723	$140,490
Commercial real estate - non-owner occupied (1)	114	-	-	114	-	259,661	259,775
Construction and land development	-	-	-	-	-	58,316	58,316
Commercial loans	984	-	-	984	4,776	108,392	114,152
Residential 1-4 family (2)	432	108	-	540	583	186,725	187,848
Other consumer loans	-	12	-	12	-	1,434	1,446

Total	$2,231	$120	$-	$2,351	$5,425	$754,251	$762,027

December 31, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More	Total Past Due	Nonaccrual Loans	Loans Not Past Due	Total Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	10	148	-	158	859	37,478	38,495
Other consumer loans	-	-	-	-	-	-	-

Total	$10	$148	$-	$158	$859	$37,478	$38,495

Non-covered loans:
Commercial real estate - owner occupied	$-		$-	$-	$1,524	$135,073	$136,597
Commercial real estate - non-owner occupied (1)	4,128	-	-	4,128	-	218,833	222,961
Construction and land development	-	-	-	-	467	57,471	57,938
Commercial loans	-	-	-	-	3,140	111,574	114,714
Residential 1-4 family (2)	319	586	-	905	521	131,558	132,984
Other consumer loans	6	-	-	6	-	1,558	1,564

Total	$4,453	$586	$-	$5,039	$5,652	$656,067	$666,758

Total loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$1,524	$135,073	$136,597
Commercial real estate - non-owner occupied (1)	4,128	-	-	4,128	-	218,833	222,961
Construction and land development	-	-	-	-	467	57,471	57,938
Commercial loans	-	-	-	-	3,140	111,574	114,714
Residential 1-4 family (2)	329	734	-	1,063	1,380	169,036	171,479
Other consumer loans	6	-	-	6	-	1,558	1,564

Total	$4,463	$734	$-	$5,197	$6,511	$693,545	$705,253

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $4.8 million and $4.7 million at June 30, 2015 and December 31, 2014, respectively.

Activity in the allowance for non-covered loan and lease losses for the three and six months ended June 30, 2015 and 2014 is summarized below (in thousands):

Non-covered loans: Three months ended June 30, 2015	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied (1)	Construction and Land Development	Commercial Loans	1-4 Family Residential (2)	Other Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,424	$1,188	$1,351	$2,049	$1,215	$43	$450	$7,720
Charge offs	(1,000)	-	-	(266)	-	(3)	-	(1,269)
Recoveries	3	6	-	10	2	1	-	22
Provision	627	330	(299)	628	7	5	202	1,500
Ending balance	$1,054	$1,524	$1,052	$2,421	$1,224	$46	$652	$7,973

Three months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$616	$810	$1,152	$2,648	$1,102	$50	$927	$7,305
Charge offs	-	-	-	(260)	-	-	-	(260)
Recoveries	4	6	1	58	1	-	70
Provision	(24)	117	247	480	(318)	9	(311)	200
Ending balance	$596	$933	$1,400	$2,926	$785	$59	$616	$7,315

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Non-covered loans: Six months ended June 30, 2015	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied (1)	Construction and Land Development	Commercial Loans	1-4 Family Residential	Other Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393
Charge offs	(1,000)	-	-	(619)	-	(5)	-	(1,624)
Recoveries	4	12	139	19	4	1	-	179
Provision	1,195	389	(731)	958	(102)	1	315	2,025
Ending balance	$1,054	$1,524	$1,052	$2,421	$1,224	$46	$652	$7,973

Six months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039
Charge offs	(71)	-	-	(848)	(300)	-	-	(1,219)
Recoveries	8	12	1	92	2	5	-	120
Provision	(155)	(64)	331	885	(219)	-	597	1,375
Ending balance	$596	$933	$1,400	$2,926	$785	$59	$616	$7,315

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Activity in the allowance for covered loan and lease losses by class of loan for the three and six months ended June 30, 2015 and 2014 is summarized below (in thousands):

Covered loans: Three months ended June 30, 2015	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied (1)	Construction and Land Development	Commercial Loans	1-4 Family Residential (3)	Other Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$17	$4	$-	$21
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

Three months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$-	$45	$-	$-	$-	$6	$-	$51
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	(36)	-	-	14	(2)	-	(24)
Provision	-	(9)	-	-	3	-	-	(6)
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.

(3) Includes home equity lines of credit.

Covered loans: Six months ended June 30, 2015	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied (1)	Construction and Land Development	Commercial Loans	1-4 Family Residential (3)	Other Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$17	$4	$-	$21
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

Six months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$-	$45	$-	$-	$-	$6	$-	$51
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	(36)	-	-	14	(2)	-	(24)
Provision	-	(9)	-	-	3	-	-	(6)
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.

(3) Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014 (in thousands):

Non-covered loans:	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied (1)	Construction and Land Development	Commercial Loans	1-4 Family Residential (2)	Other Consumer Loans	Unallocated	Total
June 30, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$214	$-	$-	$400	$-	$-	$-	$614
Collectively evaluated for impairment	840	1,524	1,052	2,021	1,224	46	652	7,359
Total ending allowance	$1,054	$1,524	$1,052	$2,421	$1,224	$46	$652	$7,973

Loans:
Individually evaluated for impairment	$7,384	$138	$-	$6,942	$-	$-	$-	$14,464
Collectively evaluated for impairment	133,106	259,637	58,316	107,210	150,378	1,446	-	710,093
Total ending loan balances	$140,490	$259,775	$58,316	$114,152	$150,378	$1,446	$-	$724,557

December 31, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$151	$-	$120	$134	$300	$-	$-	$705
Collectively evaluated for impairment	704	1,123	1,524	1,929	1,022	49	337	6,688
Total ending allowance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393

Loans:
Individually evaluated for impairment	$12,003	$1,859	$467	$8,139	$1,344	$-	$-	$23,812
Collectively evaluated for impairment	124,594	221,102	57,471	106,575	131,640	1,564	-	642,946
Total ending loan balances	$136,597	$222,961	$57,938	$114,714	$132,984	$1,564	$-	$666,758

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013 (in thousands):

Covered loans:	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied (1)	Construction and Land Development	Commercial Loans	1-4 Family Residential (2)	Other Consumer Loans	Unallocated	Total
June 30, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	17	4	-	21
Total ending allowance	$-	$-	$-	$-	$17	$4	$-	$21

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$1,740	$-	$-	$1,740
Collectively evaluated for impairment	-	-	-	-	35,730	-	-	35,730
Total ending loan balances	$-	$-	$-	$-	$37,470	$-	$-	$37,470

December 31, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	17	4	-	21
Total ending allowance	$-	$-	$-	$-	$17	$4	$-	$21

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$1,740	$-	$-	$1,740
Collectively evaluated for impairment	36,755	-	36,755
Total ending loan balances	$-	$-	$-	$-	$38,495	$-	$-	$38,495

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

During the three and six months ending June 30, 2015, there were no loans modified in troubled debt restructurings. One TDR defaulted during the three months ending June 30, 2015, which had been modified in the previous 12 months. This loan, in the amount of $701 thousand, was 30 – 59 days delinquent as of June 30, 2015.

During the three and six months ending June 30, 2014, there were no loans modified in troubled debt restructurings. No TDRs defaulted during the three and six months ending June 30, 2014, which had been modified in the previous 12 months.

Credit Quality Indicators

Through its system of internal controls Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. Southern National had no loans classified Doubtful at June 30, 2015 or December 31, 2014.

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

As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

June 30, 2015	Covered Loans			Non-covered Loans				Total Loans
	Classified/ Criticized (1)	Pass	Total	Special Mention	Substandard (3)	Pass	Total	Classified/ Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$132	$7,384	$132,974	$140,490	$7,516	$132,974	$140,490
Commercial real estate - non-owner occupied (2)	-	-	-	224	138	259,413	259,775	362	259,413	259,775
Construction and land development	-	-	-	566	-	57,750	58,316	566	57,750	58,316
Commercial loans	-	-	-	30	6,942	107,180	114,152	6,972	107,180	114,152
Residential 1-4 family (4)	1,740	35,730	37,470	566	-	149,812	150,378	2,306	185,542	187,848
Other consumer loans	-	-	-	-	-	1,446	1,446	-	1,446	1,446

Total	$1,740	$35,730	$37,470	$1,518	$14,464	$708,575	$724,557	$17,722	$744,305	$762,027

December 31, 2014	Covered Loans			Non-covered Loans				Total Loans
	Classified/ Criticized (1)	Pass	Total	Special Mention	Substandard (3)	Pass	Total	Classified/ Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$917	$12,003	$123,677	$136,597	$12,920	$123,677	$136,597
Commercial real estate - non-owner occupied (2)	-	-	-	234	-	222,727	222,961	234	222,727	222,961
Construction and land development	-	-	-	593	467	56,878	57,938	1,060	56,878	57,938
Commercial loans	-	-	-	30	8,139	106,545	114,714	8,169	106,545	114,714
Residential 1-4 family (4)	1,740	36,755	38,495	584	1,344	131,056	132,984	3,668	167,811	171,479
Other consumer loans	-	-	-	-	-	1,564	1,564	-	1,564	1,564

Total	$1,740	$36,755	$38,495	$2,358	$21,953	$642,447	$666,758	$26,051	$679,202	$705,253

(1)	Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes SBA guarantees of $4.8 million and $4.7 million as of June 30, 2015 and December 31, 2014, respectively.
(4)	Includes home equity lines of credit.

The amount of foreclosed residential real estate property held at June 30, 2015 was $3.8 million. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $698 thousand at June 30, 2015.

5.      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $8.0 million and $8.4 million as of June 30, 2015 and December 31, 2014, respectively.

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

At June 30, 2015 and December 31, 2014, we had unfunded lines of credit and undisbursed construction loan funds totaling $120.6 million and $113.3 million, respectively. We had approved loan commitments of $10.8 million at June 30, 2015, and we had no approved loan commitments as of December 31, 2014. Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

6.   Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the three months ended June 30, 2015
Basic EPS	$2,466	12,240	$0.20
Effect of dilutive stock options and warrants	-	119	-
Diluted EPS	$2,466	12,359	$0.20

For the three months ended June 30, 2014
Basic EPS	$1,772	11,607	$0.15
Effect of dilutive stock options and warrants	-	79	-
Diluted EPS	$1,772	11,686	$0.15

For the six months ended June 30, 2015
Basic EPS	$4,470	12,229	$0.37
Effect of dilutive stock options and warrants	-	114	-
Diluted EPS	$4,470	12,343	$0.36

For the six months ended June 30, 2014
Basic EPS	$3,414	11,599	$0.29
Effect of dilutive stock options and warrants	-	70	-
Diluted EPS	$3,414	11,669	$0.29

There were 663,596 and 667,854 anti-dilutive options and warrants for the three and six months ended June 30, 2015, respectively. Anti-dilutive options and warrants totaled 605,439 and 614,535 for the three and six months ended June 30, 2014, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,238	$-	$2,238	$-
Trust preferred securities	1,895	-	1,895	-
	$4,133	$-	$4,133	$-

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,285	$-	$2,285	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

Prior to the quarter ended March 31, 2015, due to market conditions as well as the limited trading activity of these securities, the market value of the securities was highly sensitive to assumption changes and market volatility. We had determined that our trust preferred securities were classified within Level 3 of the fair value hierarchy. Market conditions and trading activity has improved significantly for trust preferred securities, and the fair value as of June 30, 2015 was estimated within Level 2 of the fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at June 30, 2015 and December 31, 2014. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $14.5 million (including SBA guarantees of $4.8 million) as of June 30, 2015 with an allocated allowance for loan losses totaling $614 thousand compared to a carrying amount of $23.8 million (including SBA guarantees of $4.7 million) with an allocated allowance for loan losses totaling $705 thousand at December 31, 2014.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 6% to 7.6% of collateral valuation at June 30, 2015 and December 31, 2014. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At June 30, 2015 and December 31, 2014, the total amount of OREO was $13.6 million and $13.1 million, respectively, all of which was non-covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(dollars in thousands)	Total at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$7,170			$7,170
Commercial real estate - non-owner occupied (1)	138			138
Construction and land development	-			-
Commercial loans	6,542			6,542
Residential 1-4 family	-			-
Impaired covered loans:
Residential 1-4 family	1,740			1,740
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,681			1,681
Commercial real estate - non-owner occupied (1)	1,631			1,631
Construction and land development	6,555			6,555
Residential 1-4 family	3,780			3,780

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$11,852			$11,852
Commercial real estate - non-owner occupied (1)	1,859			1,859
Construction and land development	347			347
Commercial loans	8,005			8,005
Residential 1-4 family	1,044			1,044
Impaired covered loans:
Residential 1-4 family	1,740			1,740
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,792			1,792
Construction and land development	6,818			6,818
Residential 1-4 family	3,980			3,980

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		June 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$74,526	$74,526	$38,320	$38,320
Securities available for sale	See previous table	4,133	4,133	2,285	2,285
Securities held to maturity	Level 2	93,048	92,028	94,058	94,093
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	6,132	n/a	5,681	n/a
Equity investment in mortgage affiliate	Level 3	4,293	4,293	3,631	3,631
Preferred investment in mortgage affiliate	Level 3	2,555	2,555	1,805	1,805
Net non-covered loans	Level 3	714,594	726,333	657,583	666,621
Net covered loans	Level 3	37,455	43,927	38,475	43,663
Accrued interest receivable	Level 2 & Level 3	2,833	2,833	2,904	2,904
FDIC indemnification asset	Level 3	3,322	2,258	3,571	2,261
Financial liabilities:
Demand deposits	Level 1	96,446	96,446	94,578	94,578
Money market and savings accounts	Level 1	179,727	179,727	181,452	181,452
Certificates of deposit	Level 3	540,857	542,024	466,395	466,391
Securities sold under agreements to repurchase and other short-term borrowings	Level 1	45,036	45,036	29,044	29,044
FHLB advances	Level 3	25,000	25,409	25,000	25,526
Accrued interest payable	Level 1 & Level 3	721	721	560	560

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

8.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (FHLB) overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase that mature within one year, which are secured transactions with customers. To support the $14.8 million in repurchase agreements at June 30, 2015, we have provided collateral in the form of investment securities.  At June 30, 2015, we have pledged residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a fair value of $19.3 million to customers who require collateral for overnight repurchase agreements and other deposits.

For our repurchase agreements with customers, we hold the collateral in a segregated custodial account. We are required to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, we will pledge additional securities. We closely monitor collateral levels to ensure adequate levels are maintained, while mitigating the potential risk of over-collateralization.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2014. Results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of results that may be attained for any other period.

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, factors that could contribute to those differences include, but are not limited to:

•	the effects of future economic, business and market conditions and changes, domestic and foreign;
•	changes in the local economies in our market areas adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
•	changes in the availability of funds resulting in increased costs or reduced liquidity;
•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;
•	impairment concerns and risks related to our investment portfolio of collateralized mortgage obligations, agency mortgage-backed securities, obligations of states and political subdivisions and pooled trust preferred securities;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;
•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;
•	the concentration of our loan portfolio in loans collateralized by real estate;
•	our level of construction and land development and commercial real estate loans;
•	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
•	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for loan losses;
•	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
•	changes in governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System, or changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

•	increased competition for deposits and loans adversely affecting rates and terms;
•	the continued service of key management personnel;
•	the potential payment of interest on demand deposit accounts to effectively compete for customers;
•	potential environmental liability risk associated with lending activities;
•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
•	risks of mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, including those associated with the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
•	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;
•	changes in accounting policies, rules and practices and applications or determinations made thereunder;
•	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes; and
•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

OVERVIEW

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV”) is a corporation formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank”) a Virginia state chartered bank which commenced operations on April 14, 2005. Sonabank provides a range of financial services to individuals and small and medium sized businesses. Sonabank has fifteen branches in Virginia, located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Middleburg, Leesburg (2), South Riding, Front Royal, New Market, Haymarket, Richmond and Clifton Forge, and eight branches in Maryland, in Rockville, Shady Grove, Frederick, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown We have administrative offices in Warrenton and an executive office in Georgetown, Washington, D.C where senior management is located.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended June 30, 2015 was $2.5 million and $4.5 million for the first half of 2015. That compares to $1.8 million and $3.4 million for the three and six months ended June 30, 2014.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $9.0 million in the quarter ended June 30, 2015 compared to $7.9 million during the same period last year. The accretion of the discount on loans acquired in the acquisitions of Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank (PGFSB) contributed $723 thousand to net interest income during the three months ended June 30, 2015, compared to $766 thousand during the second quarter of 2014. Sonabank’s net interest margin was 4.06% in the second quarter of 2015 compared to 4.71% during the comparable quarter last year and 4.30% during the first quarter of 2015.

Net interest income was $18.0 million during the six months ended June 30, 2015, compared to $15.4 million during the comparable period in the prior year. The accretion of the discount on loans acquired in the acquisitions of Greater Atlantic Bank, HarVest and PGFSB contributed $1.5 million to net interest income during the six months ended June 30, 2015, approximately the same as during the first half of 2014. The cost of funds increased from 0.76% for the six months ended June 30, 2014, to 0.87% for the six months ended June 30, 2015, as a result of increased retail money market rates and lengthening certificate of deposit maturities. Sonabank’s net interest margin was 4.18% in the first six months of 2015 compared to 4.71% during the same period last year. The decline in the net interest margin was the result of slightly lower accretions of loan discounts spread over a larger loan portfolio and an increased residential mortgage loan portfolio.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis For the Quarters Ended
	6/30/2015			6/30/2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$751,100	$9,970	5.32%	$562,483	$8,100	5.78%
Investment securities	95,035	632	2.66%	88,213	666	3.02%
Other earning assets	44,664	130	1.17%	18,662	160	3.44%

Total earning assets	890,799	10,732	4.83%	669,358	8,926	5.35%
Allowance for loan losses	(8,267)			(7,483)
Total non-earning assets	82,976			73,920
Total assets	$965,508			$735,795

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$24,030	7	0.11%	$23,810	7	0.11%
Money market accounts	136,557	119	0.35%	122,431	85	0.28%
Savings accounts	43,559	66	0.61%	19,751	32	0.65%
Time deposits	498,525	1,333	1.07%	348,817	773	0.89%
Total interest-bearing deposits	702,671	1,525	0.87%	514,809	897	0.70%
Borrowings	65,962	183	1.11%	58,271	170	1.17%
Total interest-bearing liabilities	768,633	1,708	0.89%	573,080	1,067	0.75%
Noninterest-bearing liabilities:
Demand deposits	73,302			49,738
Other liabilities	6,295			4,766
Total liabilites	848,230			627,584
Stockholders’ equity	117,278			108,211
Total liabilities and stockholders’ equity	$965,508			$735,795
Net interest income		9,024			7,859
Interest rate spread			3.94%			4.60%
Net interest margin			4.06%			4.71%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest Analysis For the Six Months Ended
	6/30/2015			6/30/2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$732,447	$19,521	5.37%	$553,347	$15,856	5.78%
Investment securities	95,398	1,387	2.91%	86,421	1,271	2.94%
Other earning assets	38,698	259	1.35%	21,068	440	4.21%

Total earning assets	866,543	21,167	4.93%	660,836	17,567	5.36%
Allowance for loan losses	(7,972)			(7,455)
Total non-earning assets	84,085			71,640
Total assets	$942,656			$725,021

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$24,267	13	0.11%	$23,408	13	0.11%
Money market accounts	137,552	235	0.34%	125,973	174	0.28%
Savings accounts	43,995	132	0.61%	18,549	59	0.64%
Time deposits	482,436	2,484	1.04%	340,483	1,547	0.92%
Total interest-bearing deposits	688,250	2,864	0.84%	508,413	1,793	0.71%
Borrowings	59,822	352	1.19%	56,158	328	1.18%
Total interest-bearing liabilities	748,072	3,216	0.87%	564,571	2,121	0.76%
Noninterest-bearing liabilities:
Demand deposits	72,292			48,023
Other liabilities	6,286			4,691
Total liabilites	826,650			617,285
Stockholders’ equity	116,006			107,736
Total liabilities and stockholders’
equity	$942,656			$725,021
Net interest income		$17,951			$15,446
Interest rate spread			4.06%			4.60%
Net interest margin			4.18%			4.71%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

During the second quarter of 2015 we experienced challenges related to a borrower whose loan had been substandard for more than a year but which had been current. Sonabank had three loans to the borrower, a loan secured by two factories and two parcels of land which were used in the company’s basic business, a loan secured by inventory and receivables and an SBA loan secured primarily by equipment. In June we liquidated the company with a court appointed receiver. In four foreclosure/auctions we sold the two factories but bought back the two parcels of land, we liquidated the inventory and receivables, and we auctioned the equipment. We’ve written down the real estate of the two land parcels we bought back. We have written off the unguaranteed portion of our SBA loan, and we’ve written off the uncollected balance of the loan secured by receivables and inventory. We are continuing to try to collect on the personal guarantees of the previous owners. Except for potential collections on guarantees and the two parcels of real estate now in OREO this situation is now behind us.

The loan loss provision for the quarter ended June 30, 2015 was $1.5 million, compared to $194 thousand for the same period last year necessitated by the charge-offs mentioned above. For the six months ended June 30, 2015, the loan loss provision was $2.0 million compared to $1.4 million for the same period last year. Charge offs for the three and six months ended June 30, 2015 were $1.3 million and $1.6 million, respectively. Charge offs for the three and six months ended June 30, 2014 were $260 thousand and $1.2 million, respectively.

Noninterest Income

The following table presents the major categories of noninterest income for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,
	2015	2014	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$239	$195	$44
Income from bank-owned life insurance	154	157	(3)
Equity income from mortgage affiliate	793	331	462
Net gain on sale of available for sale securities	520	-	520
Net impairment losses recognized in earnings	-	(25)	25
Gain on sale of other assets	7	-	7
Other	46	55	(9)
Total noninterest income	$1,759	$713	$1,046

	For the Six Months Ended June 30,
	2015	2014	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$460	$373	$87
Income from bank-owned life insurance	304	297	7
Equity income from mortgage affiliate	778	331	447
Net gain on sale of available for sale securities	520	-	520
Net impairment losses recognized in earnings	-	(41)	41
Gain on sale of other assets	7	202	(195)
Other	95	92	3
Total noninterest income	$2,164	$1,254	$910

During the second quarter of 2015 Sonabank had noninterest income of $1.8 million compared to noninterest income of $713 thousand during the second quarter of 2014. We recognized income from our mortgage affiliate (STM) in the amount of $793 thousand compared to $331 thousand during the same quarter last year. We closed on STM in May 2014, therefore, we recognized less than a full quarter of income. In the second quarter of 2015 we transferred from our held-to-maturity (HTM) portfolio all of the trust preferred securities and a non-government sponsored residential collateralized mortgage obligation (CMO) that had previously been classified as other than temporarily impaired to the available-for-sale (AFS) classification. We sold five of these trust preferred securities and the CMO recognizing a net gain of $520 thousand. Due to the significant deterioration in these issuers’ creditworthiness and the current conditions for a possible sale of these securities, we feel that our change in classification does not taint our intentions in regards to the remainder of our HTM portfolio. During the second quarter of 2014 we recognized an OTTI charge of $25 thousand in one trust preferred security.

Noninterest income increased to $2.2 million in the first six months of 2015 from $1.3 million in the first six months of 2014. The increase was due to the income from the STM investment and the gain on the sale of securities mentioned above. During the six months ended June 30, 2014, we sold part of our investment in CapitalSouth Partners Fund III, a Small Business Investment Company, for a gain of $202 thousand. There were OTTI charges of $41 thousand for one trust preferred security during the six months ended June 30, 2014.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,
	2015	2014	Change
	(dollars in thousands)
Salaries and benefits	$2,836	$2,427	$409
Occupancy expenses	826	759	67
Furniture and equipment expenses	224	188	36
Amortization of core deposit intangible	65	45	20
Virginia franchise tax expense	88	113	(25)
Merger expenses	-	209	(209)
FDIC assessment	156	127	29
Data processing expense	170	134	36
Telephone and communication expense	201	180	21
Change in FDIC indemnification asset	117	311	(194)
Net (gain) loss on other real estate owned	(57)	180	(237)
Other operating expenses	963	972	(9)
Total noninterest expense	$5,589	$5,645	$(56)

	For the Six Months Ended June 30,
	2015	2014	Change
	(dollars in thousands)
Salaries and benefits	$5,639	$4,816	$823
Occupancy expenses	1,697	1,531	166
Furniture and equipment expenses	434	375	59
Amortization of core deposit intangible	130	90	40
Virginia franchise tax expense	176	229	(53)
Merger expenses	-	422	(422)
FDIC assessment	328	252	76
Data processing expense	334	260	74
Telephone and communication expense	407	358	49
Change in FDIC indemnification asset	246	435	(189)
Net (gain) loss on other real estate owned	263	(239)	502
Other operating expenses	1,756	1,635	121
Total noninterest expense	$11,410	$10,164	$1,246

Noninterest expenses were $5.6 million and $11.4 million during the second quarter and the first half of 2015, respectively, compared to $5.6 million and $10.2 million during the same periods in 2014. During the six months ended June 30, 2015, we had losses on Other Real Estate Owned (OREO) of $540 thousand because of impairment recognized on four OREO properties. This was partially offset by a gain on the sale of one property in the amount of $277 thousand, resulting in a net loss of $263 thousand. During the six months ended June 30, 2014, we sold five properties in Other Real Estate Owned (OREO) resulting in gains of $705 thousand. We also sold three other OREO properties resulting in losses of $466 thousand, and the net gain for the six months ended June 30, 2014 was $239 thousand. Merger expenses were $209 thousand in the second quarter of 2014 and $422 thousand during the first half of 2014. There were no such expenses in 2015. Employee compensation increased by $823 thousand compared to the first six months of 2014, mainly as a result of the PGFSB merger. Total full time equivalent employees increased from 153 as of June 30, 2014 to 179 as of June 30, 2015 primarily as a result of the PGFSB merger.

The efficiency ratio was 56.91% during the six months ended June 30, 2015 compared to 62.90% during the six months ended June 30 2014.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.0 billion as of June 30, 2015 compared to $916.6 million as of December 31, 2014. Net loans receivable increased from $696.1 million at the end of 2014 to $752.0 million at June 30, 2015.

Total deposits were $817.0 million at June 30, 2015 compared to $742.4 million at December 31, 2014. Certificates of deposit increased $74.5million during the six months. Noninterest-bearing deposits were $72.5 million at June 30, 2015 and $69.6 million at December 31, 2014.

Loan Portfolio

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets. There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.” Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of June 30, 2015, non-covered loans included $31.2 million of loans acquired in the HarVest acquisition and $55.8 million acquired in the PGFSB acquisition.

The following table summarizes the composition of our loan portfolio as of June 30, 2015 and December 31, 2014:

	Covered Loans (1)	Non-covered Loans	Total Loans	Covered Loans (1)	Non-covered Loans	Total Loans
	June 30, 2015			December 31, 2014
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$140,490	$140,490	$-	$136,597	$136,597
Commercial real estate - non-owner-occupied	-	237,515	237,515	-	200,517	200,517
Secured by farmland	-	598	598	-	612	612
Construction and land loans	-	58,316	58,316	-	57,938	57,938
Residential 1-4 family	14,264	137,996	152,260	14,837	123,233	138,070
Multi- family residential	-	21,662	21,662	-	21,832	21,832
Home equity lines of credit	23,206	12,382	35,588	23,658	9,751	33,409
Total real estate loans	37,470	608,959	646,429	38,495	550,480	588,975

Commercial loans	-	114,152	114,152	-	114,714	114,714
Consumer loans	-	1,446	1,446	-	1,564	1,564
Gross loans	37,470	724,557	762,027	38,495	666,758	705,253

Less deferred fees on loans	6	(1,990)	(1,984)	1	(1,782)	(1,781)
Loans, net of deferred fees	$37,476	$722,567	$760,043	$38,496	$664,976	$703,472

(1)	Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

As of June 30, 2015 and December 31, 2014, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Net loan growth has been strong as seen below at over 18% annualized for the past three quarters:

	Non-residential	1-4 Family Purchases from STM	Total	Growth %
2nd Quarter 2015	$20,137	$10,429	$30,566	4.24%
1st Quarter 2015	15,828	9,607	25,435	3.65%
4th Quarter 2014	24,442	12,906	37,348	5.67%

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

Non-covered Loans and Assets

Non-covered OREO as of June 30, 2015 was $13.6 million compared to $13.1 million as of the end of the previous year. That included the two properties in the amount of $1.3 million, net of write-downs, that we took back in the foreclosure/auction mentioned previously. During the first six months of 2015 we disposed of one non-covered property acquired in the PGFSB acquisition in which we recorded a gain of $277 thousand. Furthermore, as of June 30, 2015, we had four OREO properties under contract, which may or may not close, with an aggregate book value of $2.8 million.

Non-covered nonaccrual loans were $4.8 million, all of which were fully covered by SBA guarantees at June 30, 2015 compared to $5.7 million ($4.7 million of which were loans fully covered by SBA guarantees) at the end of last year. The ratio of non-covered non-performing assets (excluding the SBA guaranteed loans) to non-covered assets improved from 1.60% at the end of 2014 to 1.40% at June 30, 2015. The portions of these SBA loans that were unguaranteed were charged off.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. Our allowance for loan losses as a percentage of non-covered total loans at June 30, 2015 was 1.12%, compared to 1.11% at the end of 2014. Management believes the allowance is adequate at this time but continues to monitor trends in environmental factors which may potentially affect future losses.

The following table presents a comparison of non-covered nonperforming assets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014

Nonaccrual loans	$4,842	$5,652
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	4,842	5,652
Other real estate owned	13,647	13,051
Total nonperforming assets	$18,489	$18,703

SBA guaranteed amounts included in nonaccrual loans	$4,842	$4,664

Allowance for loan losses to nonperforming loans	164.66%	130.80%
Allowance for loan losses to total non-covered loans	1.10%	1.11%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	1.40%	1.60%

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

During the three and six months ending June 30, 2015, there were no loans modified in troubled debt restructurings. One TDR defaulted during the three months ending June 30, 2015, which had been modified in the previous 12 months. This loan, in the amount of $701 thousand, was 30 – 59 days delinquent as of June 30, 2015.

During the three and six months ending June 30, 2014, there were no loans modified in troubled debt restructurings. No TDRs defaulted during the three and six months ending June 30, 2014, which had been modified in the previous 12 months.

Covered Loans and Assets

Covered loans identified as impaired totaled $1.7 million as of June 30, 2015 and December 31, 2014. Nonaccrual loans were $583 thousand and $859 thousand at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, there were no loans past due 90 days or more and accruing interest.

Securities

Investment securities, available for sale and held to maturity, were $97.2 million at June 30, 2015 up slightly from $96.3 million at December 31, 2014.

Securities in our investment portfolio as of June 30, 2015 were as follows:

•	residential government-sponsored mortgage-backed securities in the amount of $22.9 million and residential government-sponsored collateralized mortgage obligations totaling $3.2 million

•	callable agency securities in the amount of $46.9 million

•	municipal bonds in the amount of $17.8 million with a taxable equivalent yield of 3.18% and ratings as follows:

Rating Service	Rating	Amount (in thousands)
Moody’s	Aaa	$505
Moody’s	Aa2	3,626
Moody’s	Aa3	714
Moody’s	A1	1,158
Standard & Poor’s	AAA	3,111
Standard & Poor’s	AA+	580
Standard & Poor’s	AA	7,417
Standard & Poor’s	AA-	600
		$17,711

•	trust preferred securities in the amount of $6.4 million, $4.2 million of which is Alesco VII A1B which is rated A3 (Moody’s) and BBB (Fitch)

In the second quarter of 2015, we transferred seven of the trust preferred securities and a non-government sponsored residential CMO that had been other than temporarily impaired from the held-to-maturity classification to the available-for-sale classification. We sold five of these trust preferred securities and the CMO recognizing a net gain of $520 thousand. Due to the significant deterioration in these issuers’ creditworthiness and the current conditions for a possible sale of these securities, we feel that our change in classification does not taint our intentions in regards to the remainder of our HTM portfolio. The two trust preferred securities we retained in the AFS classification have a fair value of $1.9 million as of June 30, 2015. We also have two trust preferred securities that we retained in the HTM classification in the amount of $4.5 million, one of which is the above-mentioned Alesco VII. These two securities have never been other than temporarily impaired.

During the second quarter of 2015, we purchased $7.2 million of callable agency securities and mortgage-backed securities, and one callable agency security in the amount of $3.0 million was called.

At June 30, 2015, we owned pooled trust preferred securities as follows (in thousands):

	Tranche	Ratings When Purchased		Current Ratings				Estimated Fair	% of Current Defaults and Deferrals to Total	Previously Recognized Cumulative Other Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity					(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	BBB	$4,583	$4,181	$3,827	12%	$260
MMCF III B	Senior Sub	A3	A-	Ba1	CC	321	316	274	30%	5
						4,904	4,497	4,101		$265

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,100	697	36%	400
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	1,490	1,198	15%	660
						3,650	2,590	1,895		$1,060

Total						$8,554	$7,087	$5,996

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

We recognized no OTTI charges during the six months ended June 30, 2015 compared to OTTI charges related to credit on the trust preferred securities totaling $25 thousand during the second quarter of 2014, and $41 thousand during the six months ended June 30, 2014.

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

During the three and six months ended June 30, 2015, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At June 30, 2015, we had $120.6 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $10.8 million at June 30, 2015. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Southern National
Common equity tier 1 capital ratio	$108,715	13.92%	$35,140	4.50%	$50,758	6.50%
Tier 1 risk-based capital ratio	108,715	13.92%	46,854	6.00%	62,472	8.00%
Total risk-based capital ratio	116,709	14.95%	62,472	8.00%	78,090	10.00%
Leverage ratio	108,715	11.38%	38,204	4.00%	47,756	5.00%
Sonabank
Common equity tier 1 capital ratio	$107,511	13.77%	$35,123	4.50%	$50,733	6.50%
Tier 1 risk-based capital ratio	107,511	13.77%	46,831	6.00%	62,441	8.00%
Total risk-based capital ratio	115,505	14.80%	62,441	8.00%	78,052	10.00%
Leverage ratio	107,511	11.26%	38,189	4.00%	47,737	5.00%

December 31, 2014
Southern National
Tier 1 risk-based capital ratio	$105,107	15.19%	$27,671	4.00%	$41,507	6.00%
Total risk-based capital ratio	112,521	16.27%	55,343	8.00%	69,179	10.00%
Leverage ratio	105,107	11.80%	35,623	4.00%	44,529	5.00%
Sonabank
Tier 1 risk-based capital ratio	$104,007	15.04%	$27,658	4.00%	$41,487	6.00%
Total risk-based capital ratio	111,421	16.11%	55,316	8.00%	69,145	10.00%
Leverage ratio	104,007	11.68%	35,609	4.00%	44,511	5.00%

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

During the second quarter of 2015, Sonabank executed for the first time under the previously approved buyback. We bought back 31,011 shares at an average price of $11.79.

After the buyback, total stockholders’ equity increased from $114.0 million at December 31, 2014 to $119.1 million at June 30, 2015 primarily as a result of the retention of earnings of $4.5 million and a decrease in accumulated other comprehensive loss in the amount of $2.4 million partially offset by cash dividends paid of $2.0 million. The decrease in accumulated other comprehensive loss was a result of the transfer from HTM classification to AFS classification and the sale of the securities that had been other than temporarily impaired (see Footnote 3).

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of June 30, 2015 and as of December 31, 2014, and all changes are within our ALM Policy guidelines:

	Sensitivity of Economic Value of Equity
	As of June 30, 2015

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$122,754	$(22,156)	-15.29%	12.13%	103.09%
Up 300	127,652	(17,258)	-11.91%	12.62%	107.20%
Up 200	132,927	(11,983)	-8.27%	13.14%	111.63%
Up 100	139,252	(5,658)	-3.90%	13.76%	116.95%
Base	144,910	-	0.00%	14.32%	121.70%
Down 100	135,171	(9,739)	-6.72%	13.36%	113.52%
Down 200	127,901	(17,009)	-11.74%	12.64%	107.41%

	Sensitivity of Economic Value of Equity
	As of December 31, 2014
				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$114,756	$(22,806)	-16.58%	12.52%	100.68%
Up 300	118,938	(18,624)	-13.54%	12.98%	104.35%
Up 200	123,724	(13,838)	-10.06%	13.50%	108.55%
Up 100	129,926	(7,636)	-5.55%	14.17%	113.99%
Base	137,562	-	0.00%	15.01%	120.69%
Down 100	129,927	(7,635)	-5.55%	14.17%	113.99%
Down 200	123,019	(14,543)	-10.57%	13.42%	107.93%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2015 and December 31, 2014 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of June 30, 2015

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$40,446	$8,276	4.20%	0.84%
Up 300	38,139	5,969	3.97%	0.61%
Up 200	35,886	3,716	3.74%	0.38%
Up 100	33,831	1,661	3.53%	0.17%
Base	32,170	-	3.36%	0.00%
Down 100	32,023	(147)	3.34%	-0.02%
Down 200	31,895	(275)	3.33%	-0.03%

	Sensitivity of Net Interest Income
	As of December 31, 2014

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$38,720	$7,117	4.46%	0.81%
Up 300	36,659	$5,056	4.23%	0.58%
Up 200	34,656	$3,053	4.00%	0.35%
Up 100	32,915	$1,312	3.80%	0.15%
Base	31,603	$-	3.65%	0.00%
Down 100	31,501	$(102)	3.64%	-0.01%
Down 200	31,228	$(375)	3.61%	-0.04%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of June 30, 2015.

ITEM 1A – RISK FACTORS

As of June 30, 2015 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2015:

Shares repurchased during the period:	Total number of share repurchases	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
April 1 - April 30, 2015	987	$11.94	987	578,544
May 1 - May 31, 2015	23,983	$11.77	24,970	554,561
June 1 - June 30, 2015	6,041	$11.85	31,011	548,520
Total	31,011	$11.77	31,011	548,520

(1)	In October 2013, the Board of Directors approved a share repurchase plan under which the company may buy back up up to 579,531 shares, or 5% of the outstanding shares. The repurchase program permits shares to be purchased in the open market. There is no guarantee as to the number of shares that will be repurchased by the company, and the company may discontinue the program at any time. The repurchase program depends on marketplace conditions and other factors and remains subject to the discretion of the company’s Board of Directors. During the quarter ended June 30, 2015, shares were repurchased at a total cost of approximately $366 thousand.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

August 10, 2015	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

August 10, 2015	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer

