Form 10-Q
period 2015-09-30
Southern National Bancorp of Virginia Inc
filed 2015-11-09
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 3, 2015, there were 12,202,243 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-Q
September 30, 2015

INDEX

		PAGE

	PART 1 - FINANCIAL INFORMATION

Item 1 -	Financial Statements
	Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	2
	Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014	3
	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	5
	Notes to Consolidated Financial Statements	6- 26

	Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	27- 40

	Item 3 – Quantitative and Qualitative Disclosures about Market Risk	41-44

	Item 4 – Controls and Procedures	45

	PART II - OTHER INFORMATION

	Item 1 – Legal Proceedings	45

	Item 1A – Risk Factors	45

	Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	45

	Item 3 – Defaults Upon Senior Securities	46

	Item 4 – Mine Safety Disclosures	46

	Item 5 – Other Information	46

	Item 6 - Exhibits	46

	Signatures	47

	Certifications

ITEM I - FINANCIAL INFORMATION
PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts) (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$3,772	$5,702
Interest-bearing deposits in other financial institutions	47,764	32,618
Total cash and cash equivalents	51,536	38,320

Securities available for sale, at fair value	4,124	2,285

Securities held to maturity, at amortized cost (fair value of $98,584 and $94,093, respectively)	98,574	94,058

Covered loans	35,367	38,496
Non-covered loans	754,188	664,976
Total loans	789,555	703,472
Less allowance for loan losses	(8,158)	(7,414)
Net loans	781,397	696,058

Stock in Federal Reserve Bank and Federal Home Loan Bank	5,835	5,681
Equity investment in mortgage affiliate	4,462	3,631
Preferred investment in mortgage affiliate	2,555	1,805
Bank premises and equipment, net	9,067	9,453
Goodwill	10,514	10,514
Core deposit intangibles, net	1,158	1,354
FDIC indemnification asset	3,217	3,571
Bank-owned life insurance	21,954	20,990
Other real estate owned	11,259	13,051
Deferred tax assets, net	6,747	10,083
Other assets	5,488	5,791

Total assets	$1,017,887	$916,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Noninterest-bearing demand deposits	$72,002	$69,560
Interest-bearing deposits:
NOW accounts	24,228	25,018
Money market accounts	145,782	137,297
Savings accounts	44,143	44,155
Time deposits	544,548	466,395
Total interest-bearing deposits	758,701	672,865
Total deposits	830,703	742,425

Securities sold under agreements to repurchase and other short-term borrowings	55,945	29,044
Federal Home Loan Bank (FHLB) advances	5,000	25,000
Other liabilities	5,934	6,197
Total liabilities	897,582	802,666

Commitments and contingencies (See Note 5)	-	-

Stockholders’ equity:

Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 12,202,243 shares at September 30, 2015 and 12,216,669 at December 31, 2014	122	122
Additional paid in capital	104,033	104,072
Retained earnings	16,820	12,805
Accumulated other comprehensive loss	(670)	(3,020)
Total stockholders’ equity	120,305	113,979

Total liabilities and stockholders’ equity	$1,017,887	$916,645

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2015	2014	2015	2014

Interest and dividend income :
Interest and fees on loans	$10,099	$9,181	$29,620	$25,037
Interest and dividends on taxable securities	587	551	1,772	1,634
Interest and dividends on tax exempt securities	100	101	302	289
Interest and dividends on other earning assets	362	151	621	591
Total interest and dividend income	11,148	9,984	32,315	27,551
Interest expense:
Interest on deposits	1,796	986	4,660	2,779
Interest on borrowings	169	186	521	514
Total interest expense	1,965	1,172	5,181	3,293

Net interest income	9,183	8,812	27,134	24,258

Provision for loan losses	850	975	2,875	2,344
Net interest income after provision for loan losses	8,333	7,837	24,259	21,914

Noninterest income:
Account maintenance and deposit service fees	243	220	703	594
Income from bank-owned life insurance	160	159	464	455
Equity income from mortgage affiliate	492	176	1,270	507
Gain on sale of other assets	-	-	7	202
Net gain on sale of available for sale securities	-	-	520	-
Total other-than-temporary impairment losses (OTTI)	-	-	-	(41)
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	-	-
Net credit related OTTI recognized in earnings	-	-	-	(41)
Other	69	54	164	145

Total noninterest income	964	609	3,128	1,862

Noninterest expenses:
Salaries and benefits	2,892	2,671	8,531	7,487
Occupancy expenses	807	804	2,504	2,335
Furniture and equipment expenses	194	195	628	571
Amortization of core deposit intangible	66	61	196	151
Virginia franchise tax expense	88	113	264	342
Merger expenses	-	65	-	487
FDIC assessment	174	149	502	401
Data processing expense	164	146	498	406
Telephone and communication expense	197	198	604	556
Change in FDIC indemnification asset	105	403	351	837
Net (gain) loss on other real estate owned	97	(194)	360	(433)
Other operating expenses	787	678	2,543	2,313
Total noninterest expenses	5,571	5,289	16,981	15,453
Income before income taxes	3,726	3,157	10,406	8,323
Income tax expense	1,245	1,049	3,455	2,801
Net income	$2,481	$2,108	$6,951	$5,522
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$(7)	$66	$(225)	$283
Realized amount on securities sold, net	-	-	(520)	-
Non-credit component of other-than-temporary impairment on held-to-maturity securities	-	-	4,278	35
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	3	(17)	28	(59)
Net unrealized gain (loss)	(4)	49	3,561	259
Tax effect	1	(17)	(1,211)	(88)
Other comprehensive income (loss)	(3)	32	2,350	171
Comprehensive income	$2,478	$2,140	$9,301	$5,693
Earnings per share, basic	$0.20	$0.18	$0.56	$0.47
Earnings per share, diluted	$0.20	$0.17	$0.56	$0.47

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(dollars in thousands, except per share amounts) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance - December 31, 2014	$122	$104,072	$12,805	$(3,020)	$113,979
Comprehensive income:
Net income			6,951		6,951
Change in unrealized loss on securities available for sale (net of tax benefit, $253)				(492)	(492)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $1,464 and accretion, $28 and amounts recorded into other comprehensive income at transfer)				2,842	2,842
Dividends on common stock ($.24 per share)			(2,936)		(2,936)
Repurchase of common stock (62,177 shares)	-	(721)			(721)
Issuance of common stock under Stock Incentive Plan (47,750 shares)		430			430
Stock-based compensation expense		252			252

Balance - September 30, 2015	$122	$104,033	$16,820	$(670)	$120,305

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(dollars in thousands) (Unaudited)

	2015	2014

Operating activities:
Net income	$6,951	$5,522
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	668	549
Amortization of core deposit intangible	196	151
Other amortization, net	119	143
Accretion of loan discount	(1,941)	(2,305)
Amortization of FDIC indemnification asset	351	837
Provision for loan losses	2,875	2,344
Earnings on bank-owned life insurance	(464)	(455)
Equity income on mortgage affiliate	(1,270)	(507)
Stock based compensation expense	252	233
Net gain on sale of available for sale securities	(520)	-
Impairment on securities	-	41
Net (gain) loss on other real estate owned	360	(433)
Net decrease in other assets	4,643	1,232
Net increase (decrease) in other liabilities	(263)	860
Net cash and cash equivalents provided by operating activities	11,957	8,212
Investing activities:
Proceeds from sales of available for sale securities	3,966	-
Purchases of held to maturity securities	(16,152)	(12,243)
Proceeds from paydowns, maturities and calls of held to maturity securities	9,826	4,616
Loan originations and payments, net	(89,999)	(62,358)
Proceeds from sale of PGFSB loans	-	3,499
Net cash received in PGFSB acquisition	-	22,430
Purchase of bank-owned life insurance	(500)	(2,000)
Investment in mortgage affiliate	(311)	(5,043)
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(154)	(123)
Payments received on FDIC indemnification asset	3	1,018
Proceeds from sale of other real estate owned	2,908	3,029
Purchases of bank premises and equipment	(280)	(664)
Net cash and cash equivalents used in investing activities	(90,693)	(47,839)
Financing activities:
Net increase in deposits	88,278	68,498
Cash dividends paid - common stock	(2,937)	(2,597)
Repurchase of common stock	(721)	-
Issuance of common stock under Stock Incentive Plan	431	689
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	6,901	(2,016)
Net cash and cash equivalents provided by financing activities	91,952	64,574
Increase in cash and cash equivalents	13,216	24,947
Cash and cash equivalents at beginning of period	38,320	20,856
Cash and cash equivalents at end of period	$51,536	$45,803
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$4,898	$3,144
Income taxes	2,337	2,238
Supplemental schedule of noncash investing and financing activities
Transfer from FHLB advances to securities sold under agreements to repurchase and other short-term borrowings	20,000	-
Transfer from non-covered loans to other real estate owned	1,386	4,409
Transfer from covered loans to other real estate owned	90	-
Issuance of common stock in exchange for net assets in acquisition	-	5,748

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

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

In September 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Management does not anticipate that this ASU will significantly impact SNBV.

In September 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings (see Note 8 to the Consolidated Financial Statements). We adopted the amendments in this ASU effective January 1, 2015. As of September 30, 2015, all of our repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on our consolidated financial statements.

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

Southern National granted 125,500 options during the first nine months of 2015. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the nine months ended September 30, 2015:

Expected life	10 years
Expected volatility	14.71%
Risk-free interest rate	2.26%
Weighted average fair value per option granted	$0.51
Dividend yield	5.51%

For the three and nine months ended September 30, 2015 and 2014, stock-based compensation expense was $82 thousand and $252 thousand, respectively, compared to $82 thousand and $233 thousand for the same periods last year. As of September 30, 2015, unrecognized compensation expense associated with the stock options was $709 thousand, which is expected to be recognized over a weighted average period of 3.0 years.

A summary of the activity in the stock option plan during the nine months ended September 30, 2015 follows (dollars in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	621,050	$8.49
Granted	125,500	11.43
Forfeited	-	-
Exercised	(47,750)	9.09
Options outstanding, end of period	698,800	$8.98	6.8	$1,642

Vested or expected to vest	698,800	$8.98	6.8	$1,642

Exercisable at end of period	316,730	$7.85	4.8	$1,101

3.          SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
September 30, 2015	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,289	$17	$(19)	$2,287
Trust preferred securities	2,590	-	(753)	1,837
	$4,879	$17	$(772)	$4,124

	Amortized	Gross Unrealized		Fair
December 31, 2014	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,295	$-	$(10)	$2,285

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
September 30, 2015	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$21,655	$658	$(7)	$22,306
Residential government-sponsored collateralized mortgage obligations	3,087	1	(29)	3,059
Government-sponsored agency securities	53,930	363	(545)	53,748
Obligations of states and political subdivisions	15,444	127	(150)	15,421
Trust preferred securities	4,458	-	(408)	4,050
	$98,574	$1,149	$(1,139)	$98,584

	Amortized	Gross Unrecognized		Fair
December 31, 2014	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$22,897	$708	$(8)	$23,597
Residential government-sponsored collateralized mortgage obligations	3,564	-	(53)	3,511
Government-sponsored agency securities	44,949	294	(822)	44,421
Obligations of states and political subdivisions	15,531	108	(145)	15,494
Other residential collateralized mortgage obligations	599	-	-	599
Trust preferred securities	6,518	1,527	(1,574)	6,471
	$94,058	$2,637	$(2,602)	$94,093

The amortized cost amounts are net of recognized other than temporary impairment.

The fair value and carrying amount, if different, of debt securities as of September 30, 2015, by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in five to ten years	$13,355	$13,323	$-	$-
Due after ten years	60,477	59,896	4,879	4,124
Residential government-sponsored mortgage-backed securities	21,655	22,306	-	-
Residential government-sponsored collateralized mortgage obligations	3,087	3,059	-	-
Total	$98,574	$98,584	$4,879	$4,124

Securities with a carrying amount of approximately $84.4 million and $71.8 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment. At September 30, 2015 and December 31, 2014, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $46.0 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at September 30, 2015. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of September 30, 2015. The following tables present information regarding securities in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014 (in thousands) by duration of time in a loss position:

September 30, 2015
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$1,721	$(19)	$-	$-	$1,721	$(19)
Trust preferred securities	-	-	1,837	(753)	1,837	(753)
	$1,721	$(19)	$1,837	$(753)	$3,558	$(772)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$1,155	$(3)	$648	$(4)	$1,803	$(7)
Residential government-sponsored collateralized mortgage obligations	-	-	2,505	(29)	2,505	(29)
Government-sponsored agency securities	19,632	(358)	9,801	(187)	29,433	(545)
Obligations of states and political subdivisions	2,231	(12)	2,443	(138)	4,674	(150)
Trust preferred securities	-	-	4,050	(408)	4,050	(408)
	$23,018	$(373)	$19,447	$(766)	$42,465	$(1,139)

December 31, 2014
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$485	$(1)	$1,800	$(9)	$2,285	$(10)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$3,506	$(8)	$-	$-	$3,506	$(8)
Residential government-sponsored collateralized mortgage obligations	692	(3)	2,819	(50)	3,511	(53)
Government-sponsored agency securities	-	-	29,154	(822)	29,154	(822)
Obligations of states and political subdivisions	485	(20)	8,139	(125)	8,624	(145)
Trust preferred securities	-	-	4,233	(1,574)	4,233	(1,574)
	$4,683	$(31)	$44,345	$(2,571)	$49,028	$(2,602)

As of September 30, 2015, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	BBB	$4,535	$4,143	$3,776	12%	$254
MMCF III B	Senior Sub	A3	A-	Ba1	CC	321	315	274	30%	6
						4,856	4,458	4,050		$260

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,100	690	36%	400
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	1,490	1,147	15%	660
						3,650	2,590	1,837		$1,060

Total						$8,506	$7,048	$5,887

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

Each of these securities has been evaluated for other than temporary impairment. In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

•	.5% of the remaining performing collateral will default or defer per annum.
•	Recoveries of 13% with a two year lag on all defaults and deferrals.
•	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
•	Additionally banks with assets over $15 billion will no longer be allowed to count down streamed trust preferred proceeds as Tier 1 capital (although it will still be counted as Tier 2 capital). That will incent the large banks to prepay their trust preferred securities if they can or if it is economically desirable. As a consequence, we have projected in all of our pools that 10% of the collateral issued by banks with assets over $15 billion will prepay in the first year of the forecast, and 15% in the second year.
•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized no OTTI charges during the nine months ended September 30, 2015 compared to OTTI charges related to credit on the trust preferred securities totaling $41 thousand during the during the nine months ended September 30, 2014.

The following table presents a roll forward of the credit losses on our securities previously classified as held to maturity and now classified as available for sale recognized in earnings for the nine months ended September 30, 2015 and 2014 (in thousands):

	2015	2014

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,949	$8,911
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	-	41
Reductions due to sales of securities for which an other-than-temporary impairment was previously recognized	(7,889)	-
Reductions due to realized losses	-	(3)

Amount of cumulative other-than-temporary impairment related to credit loss as of September 30	$1,060	$8,949

Changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2015 and 2014 are shown in the table below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
For the three months ended September 30, 2015	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(493)	$(174)	$(667)
Other comprehensive income/(loss) before reclassifications	(5)	2	(3)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	(5)	2	(3)
Ending balance	$(498)	$(172)	$(670)

	Unrealized Holding
	Gains (Losses) on
For the nine months ended September 30, 2015	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(6)	$(3,014)	$(3,020)
Other comprehensive income/(loss) before reclassifications	(492)	18	(474)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	2,824	2,824
Net current-period other comprehensive income/(loss)	(492)	2,842	2,350
Ending balance	$(498)	$(172)	$(670)

	Unrealized Holding
	Gains (Losses) on
For the three months ended September 30, 2014	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(60)	$(2,991)	$(3,051)
Other comprehensive income/(loss) before reclassifications	44	(12)	32
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	44	(12)	32
Ending balance	$(16)	$(3,003)	$(3,019)

	Unrealized Holding
	Gains (Losses) on
For the nine months ended September 30, 2014	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(203)	$(2,987)	$(3,190)
Other comprehensive income/(loss) before reclassifications	187	(16)	171
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	187	(16)	171
Ending balance	$(16)	$(3,003)	$(3,019)

4.      LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2015 and December 31, 2014:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	September 30, 2015			December 31, 2014
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$141,091	$141,091	$-	$136,597	$136,597
Commercial real estate - non-owner-occupied	-	249,665	249,665	-	200,517	200,517
Secured by farmland	-	588	588	-	612	612
Construction and land loans	-	59,317	59,317	-	57,938	57,938
Residential 1-4 family	13,693	156,277	169,970	14,837	123,233	138,070
Multi- family residential	-	19,528	19,528	-	21,832	21,832
Home equity lines of credit	21,673	12,071	33,744	23,658	9,751	33,409
Total real estate loans	35,366	638,537	673,903	38,495	550,480	588,975

Commercial loans	-	116,193	116,193	-	114,714	114,714
Consumer loans	-	1,472	1,472	-	1,564	1,564
Gross loans	35,366	756,202	791,568	38,495	666,758	705,253

Less deferred fees on loans	1	(2,014)	(2,013)	1	(1,782)	(1,781)
Loans, net of deferred fees	$35,367	$754,188	$789,555	$38,496	$664,976	$703,472

(1)	Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of September 30, 2015, non-covered loans included $30.8 million of loans acquired in the HarVest acquisition and $53.6 million acquired in the PGFSB acquisition.

Accretable discount on the acquired Greater Atlantic loans, the PGFSB loans and the HarVest loans was $7.5 million and $9.3 million at September 30, 2015 and December 31, 2014 respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

September 30, 2015	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$7,157	$7,667	$-	$7,157	$7,667	$-
Commercial real estate - non-owner occupied (2)	-	-	-	138	233	-	138	233	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,144	3,937	-	3,144	3,937	-
Residential 1-4 family (4)	1,303	1,537	-	-	-	-	1,303	1,537	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$1,303	$1,537	$-	$10,439	$11,837	$-	$11,742	$13,374	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$752	$852	$202	$752	$852	$202
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,581	3,581	400	3,581	3,581	400
Residential 1-4 family (4)	-	-	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$4,333	$4,433	$602	$4,333	$4,433	$602
Grand total	$1,303	$1,537	$-	$14,772	$16,270	$602	$16,075	$17,807	$602

(1)	Recorded investment is after cumulative prior charge offs of $1.4 million. These loans also have aggregate SBA guarantees of $4.6 million.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.
(4)	Includes home equity lines of credit.

December 31, 2014	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$10,394	$10,394	$-	$10,394	$10,394	$-
Commercial real estate - non-owner occupied (2)	-	-	-	1,859	2,118	-	1,859	2,118	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	4,998	4,999	-	4,998	4,999	-
Residential 1-4 family (4)	1,740	2,053	-	-	-	-	1,740	2,053	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$1,740	$2,053	$-	$17,251	$17,511	$-	$18,991	$19,564	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$1,609	$2,231	$151	$1,609	$2,231	$151
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	467	740	120	467	740	120
Commercial loans	-	-	-	3,141	3,944	134	3,141	3,944	134
Residential 1-4 family (4)	-	-	-	1,344	1,465	300	1,344	1,465	300
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$6,561	$8,380	$705	$6,561	$8,380	$705
Grand total	$1,740	$2,053	$-	$23,812	$25,891	$705	$25,552	$27,944	$705

(1)	Recorded investment is after cumulative prior charge offs of $1.7 million. These loans also have aggregate SBA guarantees of $4.7 million.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.
(4)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Three months ended September 30, 2015	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,747	$75	6,747	$75
Commercial real estate - non-owner occupied (1)	-	-	138	3	138	3
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,992	-	2,992	-
Residential 1-4 family (2)	1,303	4	-	-	1,303	4
Other consumer loans	-	-	-	-	-	-

Total	$1,303	$4	$9,877	$78	$11,180	$82

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$757	$10	757	$10
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,564	54	3,564	54
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,321	$64	$4,321	$64
Grand total	$1,303	$4	$14,198	$142	$15,501	$146

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Three months ended September 30, 2014	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$756	$13	$10,903	$175	$11,659	$188
Commercial real estate - non-owner occupied (1)	1,884	67	-	-	1,884	67
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	8,563	95	8,563	95
Residential 1-4 family (2)	1,208	10	15	-	1,223	10
Other consumer loans	-	-	-	-	-	-

Total	$3,848	$90	$19,481	$270	$23,329	$360

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$95	$3	$95	$3
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Residential 1-4 family (2)	-	-	5,811	79	5,811	79
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$5,906	$82	$5,906	$82
Grand total	$3,848	$90	$25,387	$352	$29,235	$442

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Nine months ended September 30, 2015
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,625	$223	6,625	223
Commercial real estate - non-owner occupied (1)	-	-	139	8	139	8
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,692	-	2,692	-
Residential 1-4 family (2)	1,305	20	-	-	1,305	20
Other consumer loans	-	-	-	-	-	-

Total	$1,305	$20	$9,456	$231	$10,761	$251

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$771	$32	771	32
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,618	161	3,618	161
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,389	$193	$4,389	$193
Grand total	$1,305	$20	$13,845	$424	$15,150	$444

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Nine months ended September 30, 2014
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$746	$40	$7,942	$372	$8,688	$412
Commercial real estate - non-owner occupied (1)	1,889	91	-	-	1,889	91
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	5,195	137	5,195	137
Residential 1-4 family (2)	1,212	31	5	-	1,217	31
Other consumer loans	-	-	-	-	-	-

Total	$3,847	$162	$13,142	$509	$16,989	$671

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$106	$11	$106	$11
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Residential 1-4 family (2)	-	-	5,598	236	5,598	236
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$5,704	$247	$5,704	$247
Grand total	$3,847	$162	$18,846	$756	$22,693	$918

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	-	-	-	-	891	34,475	35,366
Other consumer loans	-	-	-	-	-	-	-

Total	$-	$-	$-	$-	$891	$34,475	$35,366

Non-covered loans:
Commercial real estate - owner occupied	$632	$-	$-	$632	$1,445	$139,014	$141,091
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	269,781	269,781
Construction and land development	-	-	-	-	-	59,317	59,317
Commercial loans	-	259	-	259	3,144	112,790	116,193
Residential 1-4 family (2)	770	8	-	778	-	167,570	168,348
Other consumer loans	1	-	-	1	-	1,471	1,472

Total	$1,403	$267	$-	$1,670	$4,589	$749,943	$756,202

Total loans:
Commercial real estate - owner occupied	$632	$-	$-	$632	$1,445	$139,014	$141,091
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	269,781	269,781
Construction and land development	-	-	-	-	-	59,317	59,317
Commercial loans	-	259	-	259	3,144	112,790	116,193
Residential 1-4 family (2)	770	8	-	778	891	202,045	203,714
Other consumer loans	1	-	-	1	-	1,471	1,472

Total	$1,403	$267	$-	$1,670	$5,480	$784,418	$791,568

December 31, 2014	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	10	148	-	158	859	37,478	38,495
Other consumer loans	-	-	-	-	-	-	-

Total	$10	$148	$-	$158	$859	$37,478	$38,495

Non-covered loans:
Commercial real estate - owner occupied	$-		$-	$-	$1,524	$135,073	$136,597
Commercial real estate - non-owner occupied (1)	4,128	-	-	4,128	-	218,833	222,961
Construction and land development	-	-	-	-	467	57,471	57,938
Commercial loans	-	-	-	-	3,140	111,574	114,714
Residential 1-4 family (2)	319	586	-	905	521	131,558	132,984
Other consumer loans	6	-	-	6	-	1,558	1,564

Total	$4,453	$586	$-	$5,039	$5,652	$656,067	$666,758

Total loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$1,524	$135,073	$136,597
Commercial real estate - non-owner occupied (1)	4,128	-	-	4,128	-	218,833	222,961
Construction and land development	-	-	-	-	467	57,471	57,938
Commercial loans	-	-	-	-	3,140	111,574	114,714
Residential 1-4 family (2)	329	734	-	1,063	1,380	169,036	171,479
Other consumer loans	6	-	-	6	-	1,558	1,564

Total	$4,463	$734	$-	$5,197	$6,511	$693,545	$705,253

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $4.6 million and $4.7 million at September 30, 2015 and December 31, 2014, respectively.

Activity in the allowance for non-covered loan and lease losses for the three and nine months ended September 30, 2015 and 2014 is summarized below (in thousands):

Non-covered loans: Three months ended September 30, 2015	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied (1)	Construction and Land Development	Commercial Loans	1-4 Family Residential (2)	Other Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,054	$1,524	$1,052	$2,421	$1,224	$46	$652	$7,973
Charge offs	(66)	-	-	(448)	(250)	(2)	-	(766)
Recoveries	12	6	-	60	2	-		80
Provision	3	(244)	(79)	908	186	4	72	850
Ending balance	$1,003	$1,286	$973	$2,941	$1,162	$48	$724	$8,137

Three months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$596	$933	$1,400	$2,926	$785	$59	$616	$7,315
Charge offs	(2)	-	-	(1,057)	(149)	-	-	(1,209)
Recoveries	2	5	4	9	2	-	-	22
Provision	21	16	78	592	441	(6)	(168)	975
Ending balance	$617	$954	$1,482	$2,470	$1,079	$53	$448	$7,103

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Non-covered loans: Nine months ended September 30, 2015	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied (1)	Construction and Land Development	Commercial Loans	1-4 Family Residential	Other Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393
Charge offs	(1,067)	-	-	(1,067)	(250)	(6)	-	(2,390)
Recoveries	16	18	139	79	7	-	-	259
Provision	1,199	145	(810)	1,866	83	5	387	2,875
Ending balance	$1,003	$1,286	$973	$2,941	$1,162	$48	$724	$8,137

Nine months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039
Charge offs	(73)	-	-	(1,905)	(449)	-	-	(2,427)
Recoveries	10	17	4	101	4	5	-	141
Provision	(134)	(48)	410	1,477	222	(6)	429	2,350
Ending balance	$617	$954	$1,482	$2,470	$1,079	$53	$448	$7,103

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

Activity in the allowance for covered loan and lease losses by class of loan for the three and nine months ended September 30, 2015 and 2014 is summarized below (in thousands):

Covered loans: Three months ended September 30, 2015	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied (1)	Construction and Land Development	Commercial Loans	1-4 Family Residential (3)	Other Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$17	$4	$-	$21
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

Three months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$17	$4	$-	$21
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.
(3) Includes home equity lines of credit.

Covered loans: Nine months ended September 30, 2015	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied (1)	Construction and Land Development	Commercial Loans	1-4 Family Residential (3)	Other Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$17	$4	$-	$21
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

Nine months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$-	$45	$-	$-	$-	$6	$-	$51
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	(36)	-	-	14	(2)	-	(24)
Provision	-	(9)	-	-	3	-	-	(6)
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.
(3) Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
September 30, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$202	$-	$-	$400	$-	$-	$-	$602
Collectively evaluated for impairment	801	1,286	973	2,541	1,162	48	724	7,535
Total ending allowance	$1,003	$1,286	$973	$2,941	$1,162	$48	$724	$8,137

Loans:
Individually evaluated for impairment	$7,909	$138	$-	$6,725	$-	$-	$-	$14,772
Collectively evaluated for impairment	133,182	269,643	59,317	109,468	168,348	1,472	-	741,430
Total ending loan balances	$141,091	$269,781	$59,317	$116,193	$168,348	$1,472	$-	$756,202

December 31, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$151	$-	$120	$134	$300	$-	$-	$705
Collectively evaluated for impairment	704	1,123	1,524	1,929	1,022	49	337	6,688
Total ending allowance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393

Loans:
Individually evaluated for impairment	$12,003	$1,859	$467	$8,139	$1,344	$-	$-	$23,812
Collectively evaluated for impairment	124,594	221,102	57,471	106,575	131,640	1,564	-	642,946
Total ending loan balances	$136,597	$222,961	$57,938	$114,714	$132,984	$1,564	$-	$666,758

(1) Includes loans secured by farmland and multi-family residential loans.
(2) Includes home equity lines of credit.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
September 30, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	17	4	-	21
Total ending allowance	$-	$-	$-	$-	$17	$4	$-	$21

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$1,303	$-	$-	$1,303
Collectively evaluated for impairment	-	-	-	-	34,063	-	-	34,063
Total ending loan balances	$-	$-	$-	$-	$35,366	$-	$-	$35,366

December 31, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	17	4	-	21
Total ending allowance	$-	$-	$-	$-	$17	$4	$-	$21

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$1,740	$-	$-	$1,740
Collectively evaluated for impairment					36,755		-	36,755
Total ending loan balances	$-	$-	$-	$-	$38,495	$-	$-	$38,495

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

During the three and nine months ending September 30, 2015, there were no loans modified in troubled debt restructurings. One TDR which had been modified in the previous 12 months defaulted during the second quarter of 2015. This loan, in the amount of $700 thousand, was 30 – 59 days delinquent as of June 30, 2015, but is current as of September 30, 2015.

During the three and nine months ending September 30, 2014, there were no loans modified in troubled debt restructurings. No TDRs defaulted during the three and nine months ending September 30, 2014, which had been modified in the previous 12 months.

Credit Quality Indicators

Through its system of internal controls Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. Southern National had no loans classified Doubtful at September 30, 2015 or December 31, 2014.

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

As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

September 30, 2015	Covered Loans				Non-covered Loans			Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$3,768	$7,909	$129,414	$141,091	$11,677	$129,414	$141,091
Commercial real estate - non-owner occupied (2)	-	-	-	218	138	269,425	269,781	356	269,425	269,781
Construction and land development	-	-	-	1,196	-	58,121	59,317	1,196	58,121	59,317
Commercial loans	-	-	-	3,919	6,725	105,549	116,193	10,644	105,549	116,193
Residential 1-4 family (4)	1,303	34,063	35,366	560	-	167,788	168,348	1,863	201,851	203,714
Other consumer loans	-	-	-	-	-	1,472	1,472	-	1,472	1,472

Total	$1,303	$34,063	$35,366	$9,661	$14,772	$731,769	$756,202	$25,736	$765,832	$791,568

December 31, 2014	Covered Loans				Non-covered Loans			Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$917	$12,003	$123,677	$136,597	$12,920	$123,677	$136,597
Commercial real estate - non-owner occupied (2)	-	-	-	234	-	222,727	222,961	234	222,727	222,961
Construction and land development	-	-	-	593	467	56,878	57,938	1,060	56,878	57,938
Commercial loans	-	-	-	30	8,139	106,545	114,714	8,169	106,545	114,714
Residential 1-4 family (4)	1,740	36,755	38,495	584	1,344	131,056	132,984	3,668	167,811	171,479
Other consumer loans	-	-	-	-	-	1,564	1,564	-	1,564	1,564

Total	$1,740	$36,755	$38,495	$2,358	$21,953	$642,447	$666,758	$26,051	$679,202	$705,253

(1)	Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes SBA guarantees of $4.6 million and $4.7 million as of September 30, 2015 and December 31, 2014, respectively.
(4)	Includes home equity lines of credit.

The amount of foreclosed residential real estate property held at September 30, 2015 was $3.8 million. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $2.2 million at September 30, 2015.

5.      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $6.0 million and $8.4 million as of September 30, 2015 and December 31, 2014, respectively.

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

At September 30, 2015 and December 31, 2014, we had unfunded lines of credit and undisbursed construction loan funds totaling $130.4 million and $113.3 million, respectively. We had approved loan commitments of $12.7 million at September 30, 2015, and we had no approved loan commitments as of December 31, 2014. Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

6.      Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2015
Basic EPS	$2,481	12,222	$0.20
Effect of dilutive stock options and warrants	-	119	-
Diluted EPS	$2,481	12,341	$0.20

For the three months ended September 30, 2014
Basic EPS	$2,108	11,971	$0.18
Effect of dilutive stock options and warrants	-	92	-
Diluted EPS	$2,108	12,063	$0.17

For the nine months ended September 30, 2015
Basic EPS	$6,951	12,316	$0.56
Effect of dilutive stock options and warrants	-	119	-
Diluted EPS	$6,951	12,435	$0.56

For the nine months ended September 30, 2014
Basic EPS	$5,522	11,724	$0.47
Effect of dilutive stock options and warrants	-	48	-
Diluted EPS	$5,522	11,772	$0.47

There were 662,399 and 662,298 anti-dilutive options and warrants for the three and nine months ended September 30, 2015, respectively. Anti-dilutive options and warrants totaled 657,502 and 681,590 for the three and nine months ended September 30, 2014, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities Obligations of states and political subdivisions	$2,287	$-	$2,287	$-
Trust preferred securities	1,837	-	1,837	-
	$4,124	$-	$4,124	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:

Available for sale securities Obligations of states and political subdivisions	$2,285	$-	$2,285	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

Prior to the quarter ended March 31, 2015, due to market conditions as well as the limited trading activity of these securities, the market value of the securities was highly sensitive to assumption changes and market volatility. We had determined that our trust preferred securities were classified within Level 3 of the fair value hierarchy. Market conditions and trading activity has improved significantly for trust preferred securities, and the fair value as of September 30, 2015 was estimated within Level 2 of the fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at September 30, 2015 and December 31, 2014. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $14.8 million (including SBA guarantees of $4.6 million) as of September 30, 2015 with an allocated allowance for loan losses totaling $602 thousand compared to a carrying amount of $23.8 million (including SBA guarantees of $4.7 million) with an allocated allowance for loan losses totaling $705 thousand at December 31, 2014.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 6% to 7.6% of collateral valuation at September 30, 2015 and December 31, 2014. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At September 30, 2015, the total amount of non-covered OREO was $11.2 million and covered OREO was $90 thousand. As of December 31, 2014, the total amount of OREO was $13.1 million all of which was non-covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$7,707			$7,707
Commercial real estate - non-owner occupied (1)	138			138
Commercial loans	6,325			6,325
Impaired covered loans:
Residential 1-4 family	1,303			1,303
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,110			1,110
Commercial real estate - non-owner occupied (1)	237			237
Construction and land development	6,142			6,142
Residential 1-4 family	3,680			3,680
Covered other real estate owned:
Residential 1-4 family	90			90

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$11,852			$11,852
Commercial real estate - non-owner occupied (1)	1,859			1,859
Construction and land development	347			347
Commercial loans	8,005			8,005
Residential 1-4 family	1,044			1,044
Impaired covered loans:
Residential 1-4 family	1,740			1,740
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,792			1,792
Construction and land development	6,818			6,818
Residential 1-4 family	3,980			3,980

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		September 30, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$51,536	$51,536	$38,320	$38,320
Securities available for sale	See previous table	4,124	4,124	2,285	2,285
Securities held to maturity	Level 2	98,574	98,584	94,058	94,093
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	5,835	n/a	5,681	n/a
Equity investment in mortgage affiliate	Level 3	4,462	4,462	3,631	3,631
Preferred investment in mortgage affiliate	Level 3	2,555	2,555	1,805	1,805
Net non-covered loans	Level 3	746,051	755,448	657,583	666,621
Net covered loans	Level 3	35,346	40,410	38,475	43,663
Accrued interest receivable	Level 2 & Level 3	2,786	2,786	2,904	2,904
FDIC indemnification asset	Level 3	3,217	2,258	3,571	2,261
Financial liabilities:
Demand deposits	Level 1	96,230	96,230	94,578	94,578
Money market and savings accounts	Level 1	189,925	189,925	181,452	181,452
Certificates of deposit	Level 3	544,548	546,849	466,395	466,391
Securities sold under agreements to repurchase and other short-term borrowings	Level 1	55,945	55,945	29,044	29,044
FHLB advances	Level 3	5,000	5,330	25,000	25,526
Accrued interest payable	Level 1 & Level 3	844	844	560	560

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

8.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (FHLB) overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase that mature within one year, which are secured transactions with customers. To support the $12.7 million in repurchase agreements at September 30, 2015, we have provided collateral in the form of investment securities.  At September 30, 2015, we have pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a fair value of $21.2 million to customers who require collateral for overnight repurchase agreements and other deposits.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2014. Results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of results that may be attained for any other period.

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

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended September 30, 2015 was $2.5 million and $7.0 million for the nine months ended September 30, 2015. That compares to $2.1 million and $5.5 million for the three and nine months ended September 30, 2014.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $9.2 million in the quarter ended September 30, 2015 compared to $8.8 million during the same period last year. Sonabank’s net interest margin was 3.87% in the third quarter of 2015 compared to 4.59% during the comparable quarter last year. The accretion of the discount on loans acquired in the acquisitions of Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank (PGFSB) contributed $573 thousand to net interest income during the three months ended September 30, 2015, compared to $834 thousand during the third quarter of 2014. Other factors that resulted in the decline were: (1) the weighted average interest rate on loans decreasing from 5.15% to 4.86% from the third quarter of 2014 to the third quarter of 2015, primarily because of the volume of single-family residential loans purchased from STM during the period; (2) the average balance of other earning assets, which is primarily interest earning balances at the Federal Reserve Bank (FRB), was $38.9 million more in the third quarter of 2015 compared to the same period last year which decreased the net interest margin by approximately 14 basis points. The FRB balances were unusually high during this period in anticipation of loan growth and certificate of deposit maturities. Going forward, we expect cash balances to be held at a lower level; (3) the cost of funds increased from 0.71% for the three months ended September 30, 2014, to 0.96% for the three months ended September 30, 2015, as a result of increased retail money market rates and lengthening certificate of deposit maturities.

Net interest income was $27.1 million during the nine months ended September 30, 2015, compared to $24.3 million during the comparable period in the prior year. Sonabank’s net interest margin was 4.07% in the first nine months of 2015 compared to 4.67% during the same period last year. The accretion of the discount on loans acquired in the acquisitions of Greater Atlantic Bank, HarVest and PGFSB contributed $2.0 million to net interest income during the nine months ended September 30, 2015, compared to $2.3 million during the same period in 2014. Other factors that resulted in the decline were the same as those described in the previous discussion about the quarterly results.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis For the Quarters Ended
	9/30/2015			9/30/2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$777,020	$10,099	5.16%	$642,622	$9,181	5.67%
Investment securities	98,923	687	2.78%	91,446	652	2.85%
Other earning assets	65,869	362	2.18%	26,935	151	2.22%

Total earning assets	941,812	11,148	4.70%	761,003	9,984	5.21%
Allowance for loan losses	(8,272)			(7,392)
Total non-earning assets	82,670			81,521
Total assets	$1,016,210			$835,132

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$23,661	6	0.10%	$23,836	6	0.11%
Money market accounts	142,126	131	0.37%	132,382	89	0.27%
Savings accounts	42,573	66	0.62%	35,379	54	0.61%
Time deposits	548,370	1,593	1.15%	387,024	836	0.86%
Total interest-bearing deposits	756,730	1,796	0.94%	578,621	985	0.68%
Borrowings	59,261	169	1.13%	74,397	187	1.00%
Total interest-bearing liabilities	815,991	1,965	0.96%	653,018	1,172	0.71%
Noninterest-bearing liabilities:
Demand deposits	74,831			64,995
Other liabilities	5,655			5,307
Total liabilities	896,477			723,320
Stockholders’ equity	119,733			111,812
Total liabilities and stockholders’
equity	$1,016,210			$835,132
Net interest income		9,183			8,812
Interest rate spread			3.74%			4.50%
Net interest margin			3.87%			4.59%

(1) Includes loan fees in both interest income and the calculation of the yield on loans.

(2) Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest Analysis For the Nine Months Ended
	9/30/2015			9/30/2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income (1) (2)	$747,468	$29,620	5.30%	$583,432	$25,037	5.74%
Investment securities	96,586	2,074	2.86%	88,115	1,923	2.91%
Other earning assets	47,854	621	1.74%	23,044	591	3.43%

Total earning assets	891,908	32,315	4.84%	694,591	27,551	5.30%
Allowance for loan losses	(8,073)			(7,434)
Total non-earning assets	83,608			74,971
Total assets	$967,443			$762,128

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$24,062	19	0.10%	$23,552	19	0.11%
Money market accounts	139,094	366	0.35%	128,133	264	0.28%
Savings accounts	43,516	198	0.61%	24,220	113	0.62%
Time deposits	504,656	4,077	1.08%	356,167	2,383	0.89%
Total interest-bearing deposits	711,328	4,660	0.88%	532,072	2,779	0.70%
Borrowings	59,633	521	1.17%	62,305	514	1.10%
Total interest-bearing liabilities	770,961	5,181	0.90%	594,377	3,293	0.74%
Noninterest-bearing liabilities:
Demand deposits	73,160			53,743
Other liabilities	6,073			4,899
Total liabilities	850,194			653,019
Stockholders’ equity	117,249			109,109
Total liabilities and stockholders’
equity	$967,443			$762,128
Net interest income		$27,134			$24,258
Interest rate spread			3.94%			4.56%
Net interest margin			4.07%			4.67%

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

The loan loss provision for the quarter ended September 30, 2015 was $850 thousand, compared to $975 thousand for the same period last year. For the nine months ended September 30, 2015, the loan loss provision was $2.9 million compared to $2.3 million for the same period last year. Charge offs for the three and nine months ended September 30, 2015 were $766 thousand and $2.4 million, respectively. Charge offs for the three and nine months ended September 30, 2014 were $1.2 million and $2.4 million, respectively.

Noninterest Income

The following table presents the major categories of noninterest income for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended
	September 30,
	2015	2014	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$243	$220	$23
Income from bank-owned life insurance	160	159	1
Equity income from mortgage affiliate	492	176	316
Net gain on sale of available for sale securities	3	-	3
Other	66	54	12
Total noninterest income	$964	$609	$355

	For the Nine Months Ended
	September 30,
	2015	2014	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$703	$594	$109
Income from bank-owned life insurance	464	455	9
Equity income from mortgage affiliate	1,270	507	763
Gain on other assets	7	202	(195)
Net gain on sale of available for sale securities	523	-	523
Net impairment losses recognized in earnings	-	(41)	41
Other	161	145	16
Total noninterest income	$3,128	$1,862	$1,266

During the third quarter of 2015 Sonabank had noninterest income of $964 thousand compared to noninterest income of $609 thousand during the third quarter of 2014. We recognized income from our equity investment in STM in the amount of $492 thousand compared to $176 thousand during the same quarter last year.

Noninterest income increased to $3.1 million in the first nine months of 2015 from $1.9 million in the first nine months of 2014. We recognized income from our equity investment in STM in the amount of $1.3 million during the nine months ended September 30, 2015 compared to $507 thousand during the same period last year. We closed on STM in May 2014, therefore, we recognized approximately four and one half months of income in the nine months ended September 30, 2014. In the second quarter of 2015 we transferred from our held-to-maturity (HTM) portfolio all of the trust preferred securities and a non-government sponsored residential collateralized mortgage obligation (CMO) that had previously been classified as other than temporarily impaired to the available-for-sale (AFS) classification. We sold five of these trust preferred securities and the CMO recognizing a net gain of $520 thousand. Due to the significant deterioration in these issuers’ creditworthiness and the current conditions for a possible sale of these securities, we feel that our change in classification does not taint our intention to hold to maturity in regards to the remainder of our HTM portfolio.

During the nine months ended September 30, 2014, we sold part of our investment in CapitalSouth Partners Fund III, a Small Business Investment Company, for a gain of $202 thousand. There were OTTI charges of $41 thousand for one trust preferred security during the nine months ended September 30, 2014.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended
	September 30,
	2015	2014	Change
	(dollars in thousands)
Salaries and benefits	$2,892	$2,671	$221
Occupancy expenses	807	804	3
Furniture and equipment expenses	194	195	(1)
Amortization of core deposit intangible	66	61	5
Virginia franchise tax expense	88	113	(25)
Merger expenses	-	65	(65)
FDIC assessment	174	149	25
Data processing expense	164	146	18
Telephone and communication expense	197	198	(1)
Change in FDIC indemnification asset	105	403	(298)
Net (gain) loss on other real estate owned	97	(194)	291
Other operating expenses	787	678	109
Total noninterest expense	$5,571	$5,289	$282

	For the Nine Months Ended
	September 30,
	2015	2014	Change
	(dollars in thousands)
Salaries and benefits	$8,531	$7,487	$1,044
Occupancy expenses	2,504	2,335	169
Furniture and equipment expenses	628	571	57
Amortization of core deposit intangible	196	151	45
Virginia franchise tax expense	264	342	(78)
Merger expenses	-	487	(487)
FDIC assessment	502	401	101
Data processing expense	498	406	92
Telephone and communication expense	604	556	48
Change in FDIC indemnification asset	351	837	(486)
Net (gain) loss on other real estate owned	360	(433)	793
Other operating expenses	2,543	2,313	230
Total noninterest expense	$16,981	$15,453	$1,528

Noninterest expenses were $5.6 million and $17.0 million during the third quarter and the first nine months of 2015, respectively, compared to $5.3 million and $15.5 million during the same periods in 2014. During the nine months ended September 30, 2015, we had losses on Other Real Estate Owned (OREO) of $640 thousand because of impairment recognized on five OREO properties. This was partially offset by gains on the sale of two properties in the amount of $280 thousand, resulting in a net loss of $360 thousand. The net gain on OREO for the nine months ended September 30, 2014 was $433 thousand. The gain in 2014 resulted from the sale of eight OREO properties at a gain of $1.1 million, the sale of three properties at a loss of $466 thousand, and impairment of $160 thousand on two properties. Merger expenses were $65 thousand in the third quarter of 2014 and $487 thousand during the first nine months of 2014. There were no such expenses in 2015. Employee compensation increased by $1.0 million compared to the first nine months of 2014, mainly as a result of the PGFSB merger. Total full time equivalent employees increased from 153 as of June 30, 2014 to 180 as of September 30, 2015 primarily as a result of the PGFSB merger.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.0 billion as of September 30, 2015 compared to $916.6 million as of December 31, 2014. Net loans receivable increased from $696.1 million at the end of 2014 to $781.4million at September 30, 2015.

Total deposits were $830.7 million at September 30, 2015 compared to $742.4 million at December 31, 2014. Certificates of deposit increased $78.2 million during the nine months. Noninterest-bearing deposits were $72.0 million at September 30, 2015 and $69.6 million at December 31, 2014. Money market accounts increased to $145.8 million from $137.3 during the nine months ended September 30, 2015.

Loan Portfolio

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of September 30, 2015, non-covered loans included $30.8 million of loans acquired in the HarVest acquisition and $53.6 million acquired in the PGFSB acquisition.

The following table summarizes the composition of our loan portfolio as of September 30, 2015 and December 31, 2014:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	September 30, 2015			December 31, 2014
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$141,091	$141,091	$-	$136,597	$136,597
Commercial real estate - non-owner-occupied	-	249,665	249,665	-	200,517	200,517
Secured by farmland	-	588	588	-	612	612
Construction and land loans	-	59,317	59,317	-	57,938	57,938
Residential 1-4 family	13,693	156,277	169,970	14,837	123,233	138,070
Multi- family residential	-	19,528	19,528	-	21,832	21,832
Home equity lines of credit	21,673	12,071	33,744	23,658	9,751	33,409
Total real estate loans	35,366	638,537	673,903	38,495	550,480	588,975

Commercial loans	-	116,193	116,193	-	114,714	114,714
Consumer loans	-	1,472	1,472	-	1,564	1,564
Gross loans	35,366	756,202	791,568	38,495	666,758	705,253

Less deferred fees on loans	1	(2,014)	(2,013)	1	(1,782)	(1,781)
Loans, net of deferred fees	$35,367	$754,188	$789,555	$38,496	$664,976	$703,472

(1)	Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

As of September 30, 2015 and December 31, 2014, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Net loan growth has been strong as seen below at over 18% annualized for the past four quarters:

		1-4 Family
		Purchases		Growth
	Non-residential	from STM	Total	%
3rd Quarter 2015	$8,449	$20,899	$29,348	3.90%
2nd Quarter 2015	20,137	10,429	30,566	4.24%
1st Quarter 2015	15,828	9,607	25,435	3.65%
4th Quarter 2014	24,442	12,906	37,348	5.67%

Loan growth continued to be robust with net loans increasing 3.9% during the quarter and 12.2% for the year to date. Loans purchased from Southern Trust Mortgage (STM) accounted for 48% of the growth for the year to date. All STM mortgage loan purchases are secured by first deeds of trust on single family residences primarily in Virginia and Maryland. For the nine months ended September 30, 2015, $19.5 million financed homes in Virginia, $16.0 million financed homes in Maryland, $4.4 million financed homes in the District of Columbia and $2.2 million financed homes in North Carolina, South Carolina and Pennsylvania. Most STM single family residential loan purchases are nonconforming because the loan amount exceeds the Fannie Mae maximum, currently $417 thousand. Of the $42.1 million purchased during the nine months ended September 30, 2015, $36 million was nonconforming due to the loan amount. Otherwise, our underwriting criteria are substantially the same as Fannie Mae underwriting with the exception of debt to income (DTI), credit score, borrower payment reserve requirements and maximum loan to value (LTV) which are generally more stringent.

During the third quarter of 2015 we purchased single family residential loans from STM in the amount of $20.9 million. We purchased $42.1 million of single family residential loans from STM during the nine months ended September 30, 2015. Most of the purchased loans have variable interest rates which will increase when market interest rates increase in the future. Most of these loans are permanent loans, and approximately $3.1 million are single family residential construction loans. As of September 30, 2015, we have in the loan portfolio $55.9 million of permanent single family residential loans and $2.4 million of single family residential construction loans that have been purchased from STM since June 2014.

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

Non-covered Loans and Assets

Non-covered OREO as of September 30, 2015 was $11.2 million compared to $13.1 million as of the end of the previous year. That included the two properties in the amount of $1.3 million, net of write-downs, which we transferred into OREO during the second quarter of 2015. During the third quarter we received cash payments reducing the carrying amount to $770 thousand. During the first nine months of 2015 we disposed of one non-covered property acquired in the PGFSB acquisition in which we recorded a gain of $277 thousand. We also sold one non-covered property acquired in the GAB acquisition in the amount of $3.0 million resulting in a small gain.

Non-covered nonaccrual loans were $4.6 million, all of which were fully covered by SBA guarantees at September 30, 2015 compared to $5.7 million ($4.7 million of which were loans fully covered by SBA guarantees) at the end of last year. The ratio of non-covered non-performing assets (excluding the SBA guaranteed loans) to non-covered assets improved from 1.60% at the end of 2014 to 1.14% at September 30, 2015. The portions of these SBA loans that were unguaranteed were charged off.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. Our allowance for loan losses as a percentage of non-covered total loans at September 30, 2015 was 1.08%, compared to 1.11% at the end of 2014. Management believes the allowance is adequate at this time but continues to monitor trends in environmental factors which may potentially affect future losses.

The following table presents a comparison of non-covered nonperforming assets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Nonaccrual loans	$4,589	$5,652
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	4,589	5,652
Other real estate owned	11,169	13,051
Total nonperforming assets	$15,758	$18,703

SBA guaranteed amounts included in nonaccrual loans	$4,589	$4,664

Allowance for loan losses to nonperforming loans	177.32%	130.80%
Allowance for loan losses to total non-covered loans	1.08%	1.11%
Nonperforming assets excluding SBA guaranteed loans to
total non-covered assets	1.14%	1.60%

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

During the three and nine months ending September 30, 2015, there were no loans modified in troubled debt restructurings. One TDR which had been modified in the previous 12 months defaulted during the second quarter of 2015. This loan, in the amount of $700 thousand, was 30 – 59 days delinquent as of June 30, 2015, but is current as of September 30, 2015.

During the three and nine months ending September 30, 2014, there were no loans modified in troubled debt restructurings. No TDRs defaulted during the three and nine months ending September 30, 2014, which had been modified in the previous 12 months.

Covered Loans and Assets

Covered loans identified as impaired totaled $1.3 million as of September 30, 2015 and $1.7 million as of December 31, 2014. Nonaccrual loans were $891 thousand and $859 thousand at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, there were no loans past due 90 days or more and accruing interest.

Securities

Investment securities, available for sale and held to maturity, were $102.7 million at September 30, 2015 up from $96.3 million at December 31, 2014.

Securities in our investment portfolio as of September 30, 2015 were as follows:

•     residential government-sponsored mortgage-backed securities in the amount of $21.7 million and residential government-sponsored collateralized mortgage obligations totaling $3.1 million

•     callable agency securities in the amount of $53.9 million

•         municipal bonds in the amount of $17.7 million with a taxable equivalent yield of 3.38% and ratings as follows:

Rating Service	Rating	Amount (in thousands)
Moody’s	Aaa	$505
Moody’s	Aa2	3,624
Moody’s	Aa3	713
Moody’s	A1	1,150
Standard & Poor’s	AAA	3,103
Standard & Poor’s	AA+	580
Standard & Poor’s	AA	7,456
Standard & Poor’s	AA-	600
		$17,731

•         trust preferred securities in the amount of $6.3 million, $4.1 million of which is Alesco VII A1B which is rated A3 (Moody’s) and BBB (Fitch)

During the third quarter of 2015, we purchased $9.0 million of callable agency securities, and one callable agency security in the amount of $2.0 million was called.

At September 30, 2015, we owned pooled trust preferred securities as follows (in thousands):

Security	Tranche Level	Ratings When Purchased Moody’s Fitch		Current Ratings Moody’s Fitch		Par Value	Book Value	Estimated Fair Value	% of Current Defaults and Deferrals to Total Collateral	Previously Recognized Cumulative Other Comprehensive Loss (1)
Held to Maturity	(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A3	BBB	$4,535	$4,143	$3,776	12%	$254
MMCF III B	Senior Sub	A3	A-	Ba1	CC	321	315	274	30%	6
						4,856	4,458	4,050		$260

Available for Sale										Cumulative OTTI Related to Credit Loss (2)
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,100	690	36%	400
ALESCO V C1	Mezzanine	A2	A	C	C	2,150	1,490	1,147	15%	660
						3,650	2,590	1,837		$1,060

Total						$8,506	$7,048	$5,887

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

We recognized no OTTI charges during the nine months ended September 30, 2015 compared to OTTI charges related to credit on the trust preferred securities totaling $41 thousand during the during the nine months ended September 30, 2014.

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

During the three and nine months ended September 30, 2015, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 2015, we had $130.4 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $12.7 million at September 30, 2015. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

	Actual		Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Southern National
Common equity tier 1 capital ratio	$109,978	13.83%	$35,773	4.50%	$51,672	6.50%
Tier 1 risk-based capital ratio	109,978	13.83%	47,697	6.00%	63,596	8.00%
Total risk-based capital ratio	118,136	14.86%	63,596	8.00%	79,495	10.00%
Leverage ratio	109,978	10.93%	40,254	4.00%	50,318	5.00%
Sonabank
Common equity tier 1 capital ratio	$109,154	13.74%	$35,754	4.50%	$51,645	6.50%
Tier 1 risk-based capital ratio	109,154	13.74%	47,672	6.00%	63,563	8.00%
Total risk-based capital ratio	117,313	14.76%	63,563	8.00%	79,453	10.00%
Leverage ratio	109,154	10.85%	40,238	4.00%	50,298	5.00%

December 31, 2014
Southern National
Tier 1 risk-based capital ratio	$105,107	15.19%	$27,671	4.00%	$41,507	6.00%
Total risk-based capital ratio	112,521	16.27%	55,343	8.00%	69,179	10.00%
Leverage ratio	105,107	11.80%	35,623	4.00%	44,529	5.00%
Sonabank
Tier 1 risk-based capital ratio	$104,007	15.04%	$27,658	4.00%	$41,487	6.00%
Total risk-based capital ratio	111,421	16.11%	55,316	8.00%	69,145	10.00%
Leverage ratio	104,007	11.68%	35,609	4.00%	44,511	5.00%

The most recent regulatory notification categorized Sonabank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Sonabank’s category.

In September 2012, the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC proposed rules that would revise and replace the current capital rules to align with the Basel III capital standards and meet certain requirements of the Dodd-Frank Act. In July 2013, the Federal Reserve approved revisions to its Basel III capital adequacy guidelines. The final rule requires Southern National and Sonabank to comply with the following new minimum capital ratios, effective January 1, 2015:

(1) a new common equity tier 1 capital ratio of 4.5% of risk-weighted assets;

(2) a tier 1 capital ratio of 6% of risk-weighted assets (increased from 4%);

(3) a total capital ratio of 8% of risk-weighted assets (unchanged);

(4) a leverage ratio of 4% of average total assets (unchanged).

We continued our previously announced share repurchase program during the third quarter, buying back a total of 31,166 shares during the quarter at an average price of $11.41.

After the buyback, total stockholders’ equity increased from $114.0 million at December 31, 2014 to $120.3 million at September 30, 2015 as a result of the retention of earnings. Our Tier 1 Risk Based Capital Ratios were 13.83% and 13.74% for Southern National Bancorp of Virginia, Inc. and Sonabank, respectively, as of September 30, 2015.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of September 30, 2015 and as of December 31, 2014, and all changes are within our ALM Policy guidelines:

	Sensitivity of Economic Value of Equity
	As of September 30, 2015

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$114,270	$(27,286)	-19.28%	11.23%	94.98%
Up 300	120,313	(21,243)	-15.01%	11.82%	100.01%
Up 200	127,100	(14,456)	-10.21%	12.49%	105.65%
Up 100	135,078	(6,478)	-4.58%	13.27%	112.28%
Base	141,556	-	0.00%	13.91%	117.66%
Down 100	133,687	(7,869)	-5.56%	13.13%	111.12%
Down 200	127,565	(13,991)	-9.88%	12.53%	106.03%

	Sensitivity of Economic Value of Equity
	As of December 31, 2014

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$114,756	$(22,806)	-16.58%	12.52%	100.68%
Up 300	118,938	(18,624)	-13.54%	12.98%	104.35%
Up 200	123,724	(13,838)	-10.06%	13.50%	108.55%
Up 100	129,926	(7,636)	-5.55%	14.17%	113.99%
Base	137,562	-	0.00%	15.01%	120.69%
Down 100	129,927	(7,635)	-5.55%	14.17%	113.99%
Down 200	123,019	(14,543)	-10.57%	13.42%	107.93%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2015 and December 31, 2014 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of September 30, 2015

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$39,940	$6,893	4.10%	0.70%
Up 300	38,097	5,050	3.91%	0.51%
Up 200	36,291	3,244	3.73%	0.33%
Up 100	34,703	1,656	3.57%	0.17%
Base	33,047	-	3.40%	0.00%
Down 100	33,507	460	3.45%	0.05%
Down 200	33,430	383	3.44%	0.04%

	Sensitivity of Net Interest Income
	As of December 31, 2014

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$38,720	$7,117	4.46%	0.81%
Up 300	36,659	$5,056	4.23%	0.58%
Up 200	34,656	$3,053	4.00%	0.35%
Up 100	32,915	$1,312	3.80%	0.15%
Base	31,603	$-	3.65%	0.00%
Down 100	31,501	$(102)	3.64%	-0.01%
Down 200	31,228	$(375)	3.61%	-0.04%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of September 30, 2015.

ITEM 1A – RISK FACTORS

As of September 30, 2015 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2015:

Shares repurchased during the period:	Total number of share repurchases	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
July 1 - July 31, 2015	-	$-	-	548,520
August 1 - August 31, 2015	17,252	$11.46	17,252	531,268
September 1 - September 30, 2015	13,914	$11.35	31,166	517,354
Total	31,166	$11.41	31,166	517,354

(1)	In October 2013, the Board of Directors approved a share repurchase plan under which the company may buy back up up to 579,531 shares, or 5% of the outstanding shares. The repurchase program permits shares to be purchased in the open market. There is no guarantee as to the number of shares that will be repurchased by the company, and the company may discontinue the program at any time. The repurchase program depends on marketplace conditions and other factors and remains subject to the discretion of the company’s Board of Directors. During the quarter ended September 30, 2015, shares were repurchased at a total cost of approximately $355 thousand.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

November 9, 2015	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

November 9, 2015	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer

