Form 10-K
period 2015-12-31
Southern National Bancorp of Virginia Inc
filed 2016-03-15
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-33037

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-1417448
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes   ☐                     No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $114,369,677 based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of March 8, 2016 was 12,238,443.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in conjunction with the registrant’s 2016 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Annual Report on Form 10-K.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-K

INDEX

	PART I
		Page

Item 1.	Business	5
Item 1A.	Risk Factors	31
Item 1B.	Unresolved Staff Comments	47
Item 2.	Properties	48
Item 3.	Legal Proceedings	50
Item 4.	Mine Safety Disclosures	50
	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	50
Item 6.	Selected Financial Data	54
Item 7.	Management’s Discussion and Analysis
	Of Financial Condition and Results of Operations	55
Item 7A.	Quantitative and Qualitative Disclosures
	About Market Risk	82
Item 8.	Financial Statements and
	Supplementary Data	83
Item 9.	Changes in and Disagreements with
	Accountants on Accounting and
	Financial Disclosure	134
Item 9A.	Controls and Procedures	134
Item 9B.	Other Information	134
	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	135
Item 11.	Executive Compensation	135
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related Stockholder Matters	135
Item 13.	Certain Relationships and Related Transactions, and
	Director Independence	135
Item 14.	Principal Accounting Fees and Services	135

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	136

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K, factors that could contribute to those differences include, but are not limited to:

•	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
•	changes in the local economies in our market areas adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
•	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in our securities portfolio;
•	impairment concerns and risks related to our investment portfolio of collateralized mortgage obligations, agency mortgage-backed securities, obligations of states and political subdivisions and pooled trust preferred securities;
•	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;
•	the concentration of our loan portfolio in loans collateralized by real estate;
•	our level of construction and land development and commercial real estate loans;
•	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
•	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for loan losses;
•	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
•	changes in governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System, or changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;
•	increased competition for deposits and loans adversely affecting rates and terms;
•	the continued service of key management personnel;
•	the potential payment of interest on demand deposit accounts to effectively compete for customers;
•	potential environmental liability risk associated with properties that we assume upon foreclosure;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
•	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, including those associated with the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage; and the capital requirements promulgated by the Basel Committee on Banking Supervision (the “Basel Committee”);
•	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;
•	failure to prevent a breach to our Internet-based system and online commerce security;
•	changes in accounting policies, rules and practices and applications or determinations made thereunder;
•	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
•	failure to establish and maintain effective internal controls and procedures;
•	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes; and
•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

PART I

Item 1. – Business

Overview

Southern National Bancorp of Virginia, Inc. (“Southern National”, “SNBV”, “we” or “our”) is the bank holding company for Sonabank (“Sonabank” or the “Bank”) a Virginia state chartered bank which commenced operations on April 14, 2005. Sonabank provides a range of financial services to individuals and small and medium sized businesses. Sonabank has fifteen branches in Virginia, located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Middleburg, Leesburg (2), South Riding, Front Royal, New Market, Haymarket, Richmond and Clifton Forge, and eight branches in Maryland, in Rockville, Shady Grove, Frederick, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown. As of December 31, 2015, we reported, on a consolidated basis, total assets of $1.0 billion, total loans, net of deferred fees, of $829.4 million, total deposits of $825.3 million and shareholders’ equity of $119.6 million.

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

Covered loan losses are reimbursed in accordance with the FDIC loss sharing agreements. There are two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5 year agreement that expired in December 2014. Our FDIC indemnification asset, the estimate of the expected loss amounts to be reimbursed by the FDIC has a current carrying value of $2.9 million and an estimated fair value of $745 thousand reflecting an overstated FDIC indemnification asset. This current overstatement, which is due to improvements in the loss estimates in the single family covered loans, is being amortized down in accordance with accounting rules over the life of the contract (10 years for single family covered assets) or the life of the loans, whichever is shorter.

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

The merger with Prince George’s Federal Savings Bank (PGFSB) was completed on August 1, 2014. Southern National acquired PGFSB in a cash and stock transaction. PGFSB was founded in 1931 and is headquartered in Upper Marlboro, which is the County Seat of Prince George’s County, Maryland. PGFSB has four offices, all of which are in Maryland, including a main office in Upper Marlboro and three branch offices in Dunkirk, Brandywine and Huntingtown. PGFSB has an excellent core deposit base reflecting its tenure in the communities it serves, and its lending activities have historically been focused on residential mortgages.

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

Sonabank’s equity method investment in STM totaled $3.2 million. Sonabank also acquired 1.8 million shares of preferred stock in the amount of $1.8 million in STM with an annual dividend yield of 7.5%. In June 2015, Sonabank acquired additional shares of preferred stock in the amount of $750 thousand.

We primarily market our products and services to small and medium-sized businesses and to retail consumers. Our strategy is to provide superior service through our employees, who are relationship-oriented and committed to their respective customers. Through this strategy, we intend to grow our business, expand our customer base and improve our profitability. The key elements of our strategy are to:

•	Utilize the Strength of our Management Team. The experience and market knowledge of our management team is one of our greatest strengths and competitive advantages. Our chairman, Georgia S. Derrico, was the founder, chairman of the board and chief executive officer, and our president, R. Roderick Porter, was the president and chief operating officer, of Southern Financial Bancorp, Inc., a publicly traded bank holding company. At the time of its sale to Provident Bankshares, Inc. in April of 2004, Southern Financial had $1.5 billion in assets and operated 34 full-service banking offices of Southern Financial Bank, which was founded in Fairfax County and subsequently expanded into Central and Southern Virginia. Including the members of our current senior management team, 35 of our employees previously worked with our chairman and president at Southern Financial Bank.
•	Leverage Our Existing Foundation for Additional Growth. Based on our management’s depth of experience and certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective branch or bank acquisitions. We believe that the investments we have made in our data processing, risk management infrastructure, staff and branch network will be able to support a much larger asset base. We are committed, however, to control any additional growth in a manner designed to minimize the risk and to maintain strong capital ratios.

•	Continue to Pursue Selective Acquisition Opportunities. Historically, acquisitions have been a key part of our growth. Since our formation, we have completed the acquisition of PGFSB, the acquisition of HarVest Bank of Maryland on April 27, 2012, the acquisition of the Midlothian branch in Richmond, Virginia on October 1, 2011, the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009, the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge branch of First Community Bancorp, Inc. in December of 2005. We intend to continue to review branch and whole bank acquisition opportunities, including possible acquisitions of failed financial institutions in FDIC -assisted transactions, and will pursue these opportunities if they represent the most efficient use of our capital under the circumstances. We believe that we have demonstrated the skill sets and experience necessary to acquire and integrate successfully both bank and branch acquisitions, and that with our strong capital position, we are well-positioned to take advantage of acquisition opportunities as they may arise. We intend to focus on targets in our market areas or other attractive areas with significant core deposits and/or a potential customer base compatible with our growth strategy.
•	De novo Branch Expansion. In addition to our acquisition strategy, we plan to open de novo branches from time to time to fill in our existing footprint as we did in Middleburg in 2011 and Haymarket in 2012.
•	Focus on the Business Owner. It is our goal to be the bank that business owners in our markets turn to first for commercial banking needs as a result of our superior personal service and the tailored products and services that we provide. To help achieve this goal, we:
▪	have a standing credit committee that meets as often as necessary on a “when needed” basis to review completed loan applications, making extensive use of technology to facilitate our internal communications and thereby enabling us to respond to our customers promptly;
▪	are an SBA approved “Preferred” lender, which permits us to make SBA loan decisions at Sonabank rather than waiting for SBA processing. We offer a number of different types of SBA loans designed for the small and medium-sized business owner and many of our SBA loan customers also have other relationships with Sonabank. This product group is complex and “paper intensive” and not well utilized by some of our competitors;
▪	provide Internet business banking at www.sonabank.com which allows our business customers 24-hour web-based access to their accounts so they can confirm or transfer balances, pay bills, download statements and use our “Web Lockbox” or “Sona Cash Manager;”
▪	provide our business customers with “Sona In-House,” a service that utilizes Check 21 technology to allow customers to make remote deposits from their business locations and gives them access to those funds within 24 to 48 hours; and
▪	provide our business customers with access to SABL, our state-of-the-art asset-based lending system. Unlike most asset-based lending systems, which are based on manual processes or software that certifies a company’s borrowing base periodically, SABL provides a real time capability to analyze and adjust borrowing availability based on actual collateral levels. SABL is predicated on a link between any kind of accounting software used by the customer and Sonabank’s server.
•	Maintain Local Decision-Making and Accountability. We believe that we have a competitive advantage over larger national and regional financial institutions by providing superior customer service with experienced, knowledgeable management, localized decision-making capabilities and prompt credit decisions. We believe that our customers want to deal directly with the persons who make the credit decisions.

•	Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures in an effort to ensure that, despite the growth in our loan portfolio, we maintain strong asset quality through strong underwriting standards.
•	Build a Stable Core Deposit Base. We intend to continue to grow a stable core deposit base of business and retail customers. To the extent that our asset growth outpaces this local deposit funding source, we plan to continue to borrow and raise deposits in the national market using deposit intermediaries. We intend to continue our practice of developing a deposit relationship with each of our loan customers.

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

The following is a discussion of each of the major types of lending. For more information on our lending activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition.”

Commercial Real Estate Lending

Permanent. Commercial real estate lending includes loans for permanent financing. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is strong. At December 31, 2015, our commercial real estate loans for permanent financing including multi-family residential loans and loans secured by farmland totaled $424.1 million, of which $12.9 million was acquired in the HarVest transaction, $5.3 million was acquired in the Greater Atlantic transaction, and $3.2 million was acquired in the PGFSB transaction. Owner occupied commercial real estate loans totaled $141.5 million.

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

Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2015, we had $67.8 million of construction, land and development loans, of which $3.7 million was acquired in the HarVest transaction and $1.3 million was acquired in the PGFSB transaction.

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

Commercial Business Lending

These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2015, our commercial business loans totaled $125.0 million, of which $2.7 million was acquired in the HarVest transaction, $511 thousand was acquired in the Greater Atlantic transaction and $174 thousand was acquired in the PGFSB transaction.

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

Residential Mortgage Lending

Permanent. Our business model generally does not include originating permanent residential mortgage loans. We do it only on a case-by-case basis. In the case of conventional loans, we typically lend up to 80% of the appraised value of single-family residences and require mortgage insurance for loans exceeding that amount. We have no sub-prime loans.

On May 15, 2014, we purchased a 44% equity investment and preferred stock of STM, a regional mortgage banking company headquartered in Virginia Beach. STM has mortgage banking originators in Virginia, Maryland, North Carolina and South Carolina. Southern Trust Mortgage only originates retail mortgage production.

Sonabank has established with STM underwriting guidelines under which it will purchase residential construction only, construction loans that convert to permanent, and permanent loans primarily in its Virginia and Maryland footprint from STM. These will be largely loans that do not conform to FNMA or FHLMC standards because of size or acreage. We purchased loans in an aggregate amount of $51.4 million during 2015, $4.8 million of which were construction or construction permanent loans.

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

Home Equity Lines of Credit. Sonabank rarely originates home equity lines of credit. At December 31, 2015, we had outstanding balances totaling $35.2 million, of which $21.4 million were acquired in the Greater Atlantic transaction, $578 thousand were acquired in the HarVest transaction and $3.0 million were acquired in the PGFSB transaction.

Consumer Lending

To a limited extent, we offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of his gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2015, we had $1.4 million of consumer loans outstanding.

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

In addition to the approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one senior or one executive member must approve all loans in the amount of $100,000 or more. All three of the executive members of the committee must approve all loans of $1 million or more. Regardless of the number of approvals needed, we encourage each member not to rely on another member’s approval as a basis for approval and to treat his approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is limited to 15% of our unimpaired capital and surplus. As of December 31, 2015, our legal lending limit was approximately $17.5 million. Our largest group credit as of December 31, 2015, was approximately $17.2 million.

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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned account until it is sold. These assets are initially recorded at fair value net of estimated selling costs. To the extent there is a subsequent decline in fair value, that amount is charged to operating expense. At December 31, 2015, we had other real estate owned totaling $10.4 million, of which $581 thousand, net of discount, resulted from foreclosures on loans that were acquired in the Greater Atlantic transaction.

Special Products and Services

To complement our array of loans, we also provide the following special products and services to our commercial customers:

Cash Management Services

Cash Management services are offered that enable the Bank’s business customers to maximize the efficiency of their cash management. Specific products offered in our cash management services program include the following:

•	Investment/sweep accounts
•	Wire Transfer services
•	Employer Services/Payroll processing services
•	Zero balance accounts
•	Night depository services
•	Lockbox services
•	Depository transfers
•	Merchant services (third party)
•	ACH originations
•	Business debit cards
•	Controlled disbursement accounts
•	SONA 24/7 (Check 21 processing)
•	Sonabank asset based lending (SABL)
•	Mobiliti, a mobile banking application for personal and business accounts

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

•       Mobiliti: Sona Mobile is perfect for customers on the go, as it is available on a large variety of devices and networks. Sona Mobile offers easy access to account balances, transactions and internal transfers. Mobile Deposit will allow customers to save time by eliminating the need to visit a branch. The customer can deposit a check through Sona Mobile by using their certified device (up to $2,000).

Sona Business Mobile can help business customers manage their finances faster than ever. Customers have access to their information via a wide range of devices and networks. The shared user credentials and security settings between online and mobile banking make access more efficient for the business customer. Sona Business Mobile offers standard online banking features, along with enhanced features such as ACH & Wire transfer processing, including granting approvals to users to complete those processes. Mobile deposit is a time saving tool that will allow business customers to deposit checks through Sona Business Mobile from their certified device (up to $5,000).

•       Other Consumer/Retail Products and Services. Other products and services that are offered by the Bank are primarily directed toward the individual customer and include the following:

•	Debit cards
•	ATM services
•	Travelers Checks
•	Notary service in some branches
•	Wire transfers
•	Online banking with bill payment services
•	Credit Cards

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

Employees

At December 31, 2015, we had 181 full-time equivalent employees, five of whom were executive officers. Management considers its relations with its employees to be good. Neither we nor Sonabank are a party to any collective bargaining agreement.

SUPERVISION AND REGULATION

The business of Southern National and the Bank are subject to extensive regulation and supervision under federal and state banking laws and other federal and state laws and regulations, including primary oversight by the Board of Governors of the Federal Reserve System and secondary oversight by the Bureau of Financial Institutions, a regulatory division of the Virginia State Corporation Commission (“VBFI”), and possibly other authorities. In general, these laws and regulations are intended for the protection of the customers and depositors of the Bank and not for the protection of Southern National or its shareholders. Set forth below are brief descriptions of selected laws and regulations applicable to Southern National and the Bank. These descriptions are not intended to be a comprehensive description of all laws and regulations to which Southern National and the Bank are subject or to be complete descriptions of the laws and regulations discussed. The descriptions of statutory and regulatory provisions are qualified in their entirety by reference to the particular statutes and regulations.

The earnings of the Bank and therefore of Southern National are affected by general economic conditions, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referenced above. Additional changes to the laws and regulations applicable to us are frequently proposed at both the federal and state levels. The regulatory framework under which we operate has and will continue to change substantially over the next several years as the result of the enactment of the Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Changes in applicable statutes, regulations or regulatory policy may have a material effect on Southern National, the Bank and their business.

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

Bank Permitted Activities and Investments. The activities and investments of state member banks are generally limited to those permissible under applicable state law. In addition, under the Federal Deposit Insurance Act (“FDIA”), a state member bank may not engage in any activity that is not permissible for a national bank unless the appropriate bank regulator determines that the activity does not pose a significant risk to the Deposit Insurance Fund (“DIF”) and that the bank meets its minimum capital requirements.

Dodd-Frank Wall Street Reform and Consumer Protection Act. In July 2010, Congress enacted the Dodd-Frank Act regulatory reform legislation, which the President signed into law on July 21, 2010. The Dodd-Frank Act broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things:

•	Created a new regulatory authority, the Consumer Financial Protection Bureau (the “Bureau”), responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•	Established new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital;

•	Broadened the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period;

•	Permanently increased FDIC deposit insurance to $250,000;

•	Permitted banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state;

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	Required financial holding companies to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state;

•	Eliminated the ceiling on the size of the DIF and increased the floor of the size of the DIF;

•	Added new limitations on federal preemption;

•	Imposed new prohibitions and restrictions on the ability of a banking entity to engage in proprietary trading for its own account and have certain interests in, or relationships with, certain unregistered hedge funds, private equity funds and commodity pools (together, “covered funds”);

•	Required that sponsors of asset-backed securities retain a percentage of the credit risk underlying the securities;

•	Required banking regulators to remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating creditworthiness;

•	Implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•	Amended the Electronic Fund Transfer Act which, among other things, gave the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	Increased the authority of the FRB to examine us and our non-bank subsidiaries.

As stated above, the Dodd-Frank Act created the Bureau, a new federal regulatory body with broad authority to regulate the offering and provision of consumer financial products. The authority of the Bureau to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the Bureau may participate in examinations of institutions with $10 billion or less in assets on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. Accordingly, the Bureau may participate in examinations of the Bank, and could supervise and examine other direct or indirect subsidiaries of Southern National that offer consumer financial products.

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices, or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. While many of the requirements called for in the Dodd-Frank Act have been implemented, others will continue to be implemented over time. In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on our businesses or ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect our business, financial condition or results of operations.

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

Regulators may pursue an administrative action against any bank holding company or state member bank which violates the law, engages in an unsafe or unsound banking practice or which is about to engage in an unsafe and unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken. Under the policies of the FRB, Southern National is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Southern National might not do so otherwise. Notably, the Dodd-Frank Act codified the FRB’s “source of strength” doctrine. In addition to the foregoing requirements, the Dodd-Frank Act’s new provisions authorize the FRB to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations. The FRB and other federal banking regulators have not yet issued rules implementing this requirement, though it is understood that regulators are engaged in a joint effort to produce these rules.

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

The Revised Capital Rules, among other things, (i) introduce as a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. Further, the Revised Capital Rules set forth the following minimum capital ratios, which began to phase in for certain banking organizations, including Southern National, on January 1, 2015:

▪	4.5 percent CET1 to risk-weighted assets.
▪	6.0 percent Tier 1 Capital to risk-weighted assets.
▪	8.0 percent Total Capital to risk-weighted assets.
▪	4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Revised Capital Rules also introduce a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum asset ratios identified above. The “capital conservation buffer” must consist entirely of CET1 and is designed to absorb losses during periods of economic stress. Thus, when fully phased in on January 1, 2019, the Revised Capital Rules will require us to maintain (i)  a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (resulting in an effective minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in an effective minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in an effective minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

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

In addition, under the Revised Capital Rules, certain hybrid securities, such as trust preferred securities, generally do not qualify as Tier 1 capital. However for bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after the application of capital deductions and adjustments.

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

Under these regulations, insured state banks are assigned to one of the following capital categories:

•	“well capitalized” –Under the Revised Capital Rules, a well capitalized institution is one that (i) has a total risk-based capital ratio of 10 percent or greater, (ii) has a Tier 1 risk-based capital ratio of 8 percent or greater, (iii) has a CET1 capital ratio of 6.5 percent or greater, (iv) has a leverage capital ratio of 5 percent or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
•	“adequately capitalized” –Under the Revised Capital Rules, an adequately capitalized depository institution is one that has (i) a total risk based capital ratio of 8 percent or more, (ii) a Tier 1 capital ratio of 6 percent or more, (iii) a CET1 capital ratio of 4.5 percent or more, and (iv) a leverage ratio of 4 percent or more.
•	“undercapitalized” –Under the Revised Capital Rules, an undercapitalized depository institution is one that has (i) a total capital ratio of less than 8 percent, (ii) a Tier 1 capital ratio of less than 6 percent, (iii) a CET1 capital ratio of less than 4.5 percent, or (iv) a leverage ratio of less than 4 percent.
•	“significantly undercapitalized” –Under the Revised Capital Rules, a significantly undercapitalized institution is one that has (i) a total risk-based capital ratio of less than 6 percent (ii) a Tier 1 capital ratio of less than 4 percent, (iii) a CET1 ratio of less than 3 percent or (iv) a leverage capital ratio of less than 3 percent.

•	“critically undercapitalized” – An insured depository institution is critically undercapitalized if its tangible equity is equal to or less than 2% of tangible assets. The Revised Capital Rules made certain changes to the framework for calculating an institution’s ratio of tangible equity to total assets.

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

If certain criteria are met, the aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's total assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior FRB approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

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

Volcker Rule. In December 2013, federal regulators, including the FRB, issued final rules to implement Section 619 of the Dodd-Frank Act, known as the “Volcker Rule.” The Volcker Rule generally prohibits insured depository institutions, such as the Bank, and their holding companies and affiliates, such as Southern National, from engaging in proprietary trading for their own accounts and acquiring or retaining an ownership interest in or having certain relationships with “covered funds,” subject to certain exceptions. Southern National and the Bank were required to conform most of their activities and investments to the requirements of the Volcker Rule by July 21, 2015. The FRB extended the conformance deadline to July 21, 2016 for certain legacy “covered funds” activities and investments in place before December 31, 2013, and the FRB expressed its intention to grant the last available statutory extension for such legacy covered funds activities until July 21, 2017.

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

In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution. Any claim for breach of such obligation will generally have priority over most other unsecured claims.

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

Reserve Requirements. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2016, the first $15.2 million will be exempt from reserve requirements. A 3.0% reserve ratio will be assessed on net transaction accounts over $15.2 million to and including $110.2 million. A 10.0% reserve ratio will be applied to net transaction accounts in excess of $110.2 million. These percentages are subject to adjustment by the FRB.

Restrictions on Transactions with Affiliates and Insiders. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”) and the corresponding provisions of the FRB’s Regulation W thereunder. An affiliate of a bank for purposes of Sections 23A and 23B of the FRA and Regulation W is generally any entity that controls, is controlled by or is under common control with such bank, with certain exceptions. In general, Section 23A and the corresponding provisions of Regulation W limit the amount of a “covered transaction” between Sonabank and an affiliate (including a financial subsidiary of Sonabank) to 10% of Sonabank’s capital stock and surplus and limits the aggregate amount of Sonabank’s “covered transactions” with all affiliates to 20% of Sonabank’s capital stock and surplus. Section 23A also requires that such covered transactions be secured by designated amounts of specified collateral. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of Southern National or its subsidiaries. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Affiliate transactions are also subject to Section 23B of the FRA and the corresponding provisions of Regulation W, which generally require that certain covered transactions and other transactions between Sonabank and its affiliates be on terms substantially the same, or at least as favorable to Sonabank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

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

For example, the Bureau issued rules that have impacted our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. The ability-to-repay rule, which took effect on January 10, 2014, requires lenders to consider, among other things, income, employment status, assets, employment, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ability-to-repay rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, under rules that became effective December 24, 2015, the securitizer of asset-backed securities must retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.” These definitions are expected to significantly shape the parameters for the majority of consumer mortgage lending in the U.S.

Reflecting the Bureau’s focus on the residential mortgage lending market, the Bureau has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) and has finalized integrated mortgage disclosure rules that replace and combine certain requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act. In addition, the Bureau has issued rules that require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts. The Bureau has indicated that it expects to issue additional mortgage-related rules in the future.

In addition, it is anticipated that the Bureau will engage in numerous other rulemakings in the near term that may impact our business, as the Bureau has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services. The Bureau also has broad authority to prohibit unfair, deceptive and abusive acts and practices (“UDAAP”) and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate this prohibition, certain aspects of these standards are untested, which has created some uncertainty regarding how the Bureau will exercise this authority. The Bureau has, however, begun to bring enforcement actions against certain financial institutions for UDAAP violations and issued some guidance on the topic, which provides insight into the agency’s expectations regarding these standards. Among other things, Bureau guidance and its UDAAP-related enforcement actions have emphasized that management of third-party service providers is essential to effective UDAAP compliance and that the Bureau is particularly focused on marketing and sales practices.

We cannot fully predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on our businesses.

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

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

If the growth of the U.S. economy slows or if the economy worsens or enters into another recession, our losses could exceed that which is provided for in our allowance for loan losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position; and

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power.

While economic conditions in the Commonwealth of Virginia and the U.S. have stabilized, there can be no assurance that the economy will continue to grow.

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

We maintain an investment portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities. The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. During the year ended December 31, 2015, we incurred no other-than-temporary impairment charges. During the year ended December 31, 2014, we incurred other-than-temporary impairment charges of $41 thousand pre-tax on one of our trust preferred securities holdings. During the year ended December 31, 2013, we incurred other-than-temporary impairment charges of $3 thousand pre-tax on one of our trust preferred securities holdings. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

Our pooled trust preferred securities are particularly vulnerable to the performance of the issuer of the subordinated debentures that are collateral for the trust preferred securities. Deterioration of these trust preferred securities can occur because of defaults by the issuer of the collateral or because of deferrals of dividend payments on the securities. Numerous financial institutions have failed and their parent bank holding companies have filed for bankruptcy, which has led to defaults in the subordinated debentures that collateralize the trust preferred securities. Further, increased regulatory pressure has been placed on financial institutions to maintain capital ratios above the required minimum to be well-capitalized, which often results in restrictions on dividends, and leads to deferrals of dividend payments on the trust preferred securities. More specifically, the Federal Reserve has stated that a bank holding company should eliminate, defer or significantly reduce dividends if (i) its net income available to shareholders for the past four quarters, net of dividends paid, is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs or (iii) it is in danger of not meeting its minimum regulatory capital adequacy ratios. In addition, although interest deferrals are permitted under the terms of the instruments governing the trust preferred securities, such deferrals are typically limited to 20 consecutive quarterly periods. As a result, many financial institutions that commenced deferral periods in 2009 are no longer permitted to defer interest payments, which could result in increased defaults on trust preferred securities. Additional defaults in the underlying collateral or deferrals of dividend payments for these securities could lead to additional charges on these securities and/or other-than-temporary impairment charges on other trust preferred securities we own. Finally, proposed or future changes in the regulatory treatment of both issuers and holders of trust preferred securities could have a negative impact on the value of the pooled trust preferred securities held in our portfolio.

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

As of December 31, 2015, our goodwill totaled $10.5 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2015, our non-covered nonperforming assets (which consist of nonaccrual loans, loans past due 90 days and accruing and other real estate owned ("OREO")) totaled $14.3 million, or 1.77% of total non-covered loans and OREO, which is a decrease of $4.4 million, or 23.7%, compared with non-covered nonperforming assets of $18.7 million, or 2.76%, of total non-covered loans and OREO at December 31, 2014. At December 31, 2013, our non-covered non-performing assets were $17.4 million, or 3.45% of non-covered loans and OREO.

Although economic and market conditions remain stable, and our nonperforming assets have improved, we may incur losses if there is an increase in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral, which may ultimately result in a loss. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, an increase in the level of nonperforming assets increases our regulatory risk profile. There can be no assurance that we will not experience future increases in nonperforming assets.

A significant amount of our loans are secured by real estate and any declines in real estate values in our primary markets could be detrimental to our financial condition and results of operations.

Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $705.2 million, or approximately 84.8% of our total loan portfolio, as of December 31, 2015. Total real estate loans covered under the FDIC loss sharing agreement amount to $34.4 million. Although residential and commercial real estate values have improved in our market area, such improved values may not continue or may slow down. If loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of operations.

As of December 31, 2015, $213.2 million, or approximately 25.6% of our total loans, were secured by single-family residential real estate. This includes $178.0 million in residential 1-4 family loans and $35.2 million in home equity lines of credit. Total single-family residential real estate loans covered under the FDIC loss sharing agreement amount to $34.4 million. If housing markets in our market areas do not continue to steadily improve or deteriorate, we may experience an increase in nonperforming loans, provisions for loan losses and charge-offs.

If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.

As of December 31, 2015, a significant portion of our loan portfolio was comprised of loans secured by commercial real estate. In the majority of these loans, real estate was the primary collateral component. In some cases we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio. A weak real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values do not continue to improve or decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.

We are subject to risks related to our concentration of construction and land development and commercial real estate loans.

As of December 31, 2015, we had $67.8 million of construction loans. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

•	the viability of the contractor;

•	the contractor’s ability to successfully complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

•	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction loans which provides us with an additional source of repayment. As of December 31, 2015, we had no non-covered nonperforming construction and development loans and $5.0 million of non-covered assets that have been foreclosed. If one or more of our larger borrowers were to default on their construction and development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

As of December 31, 2015, we had $424.1 million of commercial real estate loans, including multi-family residential loans and loans secured by farmland, none of which is covered by the FDIC loss sharing agreement. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service.

In addition, the Dodd-Frank Act contains provisions that may impact the Bank’s business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, that a loan originator or a securitizer of asset-backed securities retain a percentage of the credit risk of securitized assets. The banking agencies have jointly issued a final rule to implement these requirements, which became effective on December 24, 2015 for residential mortgage-backed securitizations and will become effective on December 24, 2016 for classes of asset-backed securities other than residential mortgage-backed securitizations. Banks with higher levels of commercial real estate loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposures. Sonabank’s commercial real estate loans are below the thresholds identified as significant by the regulatory guidance. If there is deterioration in our commercial real estate portfolio or if regulatory authorities conclude that we have not implemented appropriate risk management policies and practices, it could adversely affect our business and result in a requirement of increased capital levels, and such capital may not be available at that time.

The benefits of our FDIC loss-sharing agreements may be reduced or eliminated.

In connection with Sonabank's assumption of the banking operations of Greater Atlantic Bank, the Bank entered into the Agreement, which contains loss-sharing provisions. Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets (referred to herein as the "covered assets"), could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the Greater Atlantic Bank acquisition, we recorded a loss-sharing asset that reflects our estimate of the timing and amount of future losses we anticipate occurring in the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyzed the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

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

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss-sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The agreements contain specific, detailed and cumbersome compliance, servicing, notification and reporting requirements, and failure to comply with any of the requirements and guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of such assets. As of December 31, 2015, $34.4 million, or 3.32%, of our assets were covered by the FDIC loss-sharing agreements.

Under the terms of the FDIC loss-sharing agreements, the assignment or transfer of a loss-sharing agreement to another entity generally requires the written consent of the FDIC. Our failure to comply with the terms of the loss-sharing agreements or to manage the covered assets in such a way as to maintain loss-share coverage on all such assets may cause individual loans or large pools of loans to lose eligibility for loss share payments from the FDIC, which could result in material losses.

Changes to government guaranteed loan programs could affect our SBA business.

Sonabank relies on originating government guaranteed loans, in particular those guaranteed by the SBA. As of December 31, 2015, Sonabank had $55.9 million of SBA loans, $42.3 million of which were guaranteed and $13.6 million were non-guaranteed. Sonabank originated $20.4 million, $17.1 million and $25.4 million in SBA loans in the years ended December 31, 2015, 2014 and 2013, respectively. Sonabank initially sold the guaranteed portions of some of its SBA loans in the secondary market in 2012 and 2011 and intends to continue such sales, which are a source of non-interest income for Sonabank, when market conditions are favorable. We can provide no assurance that Sonabank will be able to continue originating these loans, that it will be able to sell the loans in the secondary market or that it will continue to realize premiums upon any sale of SBA loans.

SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on our business. Currently, the maximum limit on individual 7(a) loans which the SBA will permit is $5.0 million. Any reduction in this level could adversely affect the volume of our business. As of December 31, 2015, our SBA business constitutes 7.0% of our total loans. The periodic uncertainty of the SBA program relative to availability, amounts of funding and the waiver of associated fees creates greater risk for our business than do more stable aspects of our business.

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

We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay interest and principal amounts on their loans.  Although we maintain credit policies and credit underwriting, monitoring and collection procedures, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline.  If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

We depend on the accuracy and completeness of information from customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information.  We also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information.  Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.

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

As a lender, we are exposed to the risk that our borrowers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to ensure repayment. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses to cover any probable inherent loan losses in the loan portfolio. In determining the size of the allowance, we rely on a periodic analysis of our loan portfolio, our historical loss experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect or if we experience significant loan losses, our current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. A material addition to the allowance for loan losses could cause our earnings to decrease. Due to the relatively unseasoned nature of our loan portfolio, we may experience an increase in delinquencies and losses as these loans continue to mature.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington D.C., Charlottesville and Clifton Forge (Alleghany County), Front Royal, New Market, Richmond and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in these market areas. As of December 31, 2015, substantially all of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in this region slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability.

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

We and Sonabank are subject to various regulatory capital requirements administered by the Federal Reserve. The capital requirements applicable to us and Sonabank changed as a result of the Dodd-Frank Act and the international regulatory capital initiative known as Basel III, and could be subject to further change as a result of additional government actions or regulatory interpretations. Regulators recently issued the Revised Capital Rules, discussed above in Capital Requirements. We were required to begin complying with the Revised Capital Rules on January 1, 2015. Among other things, the Revised Capital Rules raised the minimum thresholds for required capital and revised certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. The Revised Capital Rules also introduce a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum CET1, Tier 1, and Total Capital ratios that are discussed above. Complying with these capital requirements may affect our operations, including our asset portfolios and financial performance.

Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on Sonabank’s and our company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Sonabank must meet specific capital guidelines that involve quantitative measures of Sonabank’s assets, liabilities and certain off-balance sheet commitments as calculated under these regulations.

The Revised Capital Rules require Sonabank to maintain minimum amounts and defined ratios of total, Common Equity Tier I and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted average assets, also known as the leverage ratio. For Sonabank, Common Equity Tier I and Tier 1 capital consists of shareholders’ equity excluding unrealized gains and losses on certain securities, less a portion of its mortgage servicing asset and deferred tax asset that is disallowed for capital. For Sonabank, total capital consists of Tier 1 capital plus the allowance for loan and lease loss less a deduction for low level recourse obligations.

As of December 31, 2015, Sonabank exceeded the amounts required to be well capitalized with respect to all four required capital ratios. To be well capitalized, under the rules that applied beginning January 1, 2015, a bank was generally required to maintain a leverage ratio of at least 5%, a Common Equity Tier I risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8% and a total risk-based capital ratio of at least 10%. However, the Federal Reserve could require Sonabank to increase its capital levels. For example, regulators have recently required certain banking companies to maintain a leverage ratio of at least 8% and a total risk-based capital ratio of at least 12%. As of December 31, 2015, Sonabank’s leverage, Common Equity Tier I risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios were 10.94%, 12.99%, 12.99% and 14.00%, respectively.

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

Sonabank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FDIC rules, if Sonabank ceases to be a well capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2015, we had $77.4 million of brokered deposits, which represented 9.38% of our total deposits.

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

The Dodd-Frank Act, enacted in 2010, instituted a wide range of regulatory, supervisory, and compliance reforms that will have had and will continue to have an impact on all financial institutions, including the creation of the Consumer Financial Protection Bureau with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry. The Dodd-Frank Act also included, among other things, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and requirements designed to protect consumers in financial transactions. While many of the requirements called for in the Dodd-Frank Act have been implemented, others will continue to be implemented over time. In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on our businesses or ability to pursue future business opportunities. Regulations implementing the Dodd-Frank Act, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. Other changes to statutes, regulations, or regulatory policies or supervisory guidance, including changes in their interpretation or implementation, may affect us in substantial ways that we cannot predict. These changes also may require Southern National to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.

The Bureau recently issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results and financial condition.

As described above in Supervision and Regulation - Fair Lending; Consumer Laws, the Bureau adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act.. The final ability-to-repay rule, which took effect on January 10, 2014, has impacted our residential mortgage lending practices, and the residential mortgage market generally.

Reflecting the Bureau's focus on the residential mortgage lending market, the Bureau has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) and has issued integrated mortgage disclosure rules that replaced and combined certain existing requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act. The Bureau has indicated that it expects to issue additional mortgage-related rules in the future.

The new “qualified mortgage” rules may increase our compliance burden and reduce our lending flexibility and discretion, which could negatively impact our ability to originate new loans and the cost of originating new loans. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. Additionally, qualified “higher priced mortgages” only provide a rebuttable presumption of compliance and thus may be more susceptible to challenges from borrowers. It is difficult to predict how the Bureau's “qualified mortgage” rules will impact us when they take effect, but any decreases in loan origination volume or increases in compliance and foreclosure costs could negatively affect our business, operating results and financial condition.

We currently intend to pay dividends on our common stock; however, our future ability to pay dividends is subject to restrictions.

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2015. We also declared a special dividend in the fourth quarters of 2014 and 2015. There are a number of restrictions on our ability to pay dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

Our principal source of funds to pay dividends on our common stock is cash dividends that we receive from Sonabank. The payment of dividends by Sonabank to us is subject to certain restrictions imposed by federal banking laws, regulations and authorities. The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be "under capitalized" as defined by statute. In addition, the relevant federal regulatory agencies have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of Sonabank. Regulatory authorities could impose administratively stricter limitations on the ability of Sonabank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

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

As a financial institution, we are under threat of loss due to hacking and cyber-attacks. This risk has increased in recent years, and continues to increase, as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent but would present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks and there can be no assurance that we will not suffer such losses in the future.

The occurrence of any cyber-attack or information security breach could result in material adverse consequences to us including damage to our reputation and the loss of customers. We also could face litigation or additional regulatory scrutiny. Litigation or regulatory actions in turn could lead to significant liability or other sanctions, including fines and penalties or reimbursement of customers adversely affected by a security breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other large financial institutions could lead to a general loss of customer confidence in financial institutions including Sonabank.

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our information security procedures and contracts and our ability to anticipate the timing and nature of any such event that occurs. In recent years, we have incurred significant expense towards improving the reliability of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by a cyber-attack or information security breach. Methods used to attack information systems change frequently (with generally increasing sophistication), often are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world. As a result, we may be unable to address these methods in advance of attacks, including by implementing adequate preventive measures. If such an attack or breach does occur, we might not be able to fix it timely or adequately. To the extent that such an attack or breach relates to products or services provided by others, we seek to engage in due diligence and monitoring to limit the risk.

Item 1B. Unresolved Staff Comments

Southern National does not have any unresolved staff comments from the SEC to report for the year ended December 31, 2015.

Item 2. – Properties

The following table sets forth the date opened or acquired, ownership status and the total deposits, not including brokered deposits, for each of our banking locations, as of December 31, 2015:

	Date Opened	Owned or	Deposits
Location	or Acquired	Leased	(in thousands)
Home Office and Branch:
6830 Old Dominion Drive	December 2006	Leased	$48,628
McLean, Virginia 22101

Branch Offices:
511 Main Street	December 2005	Owned	$46,119
Clifton Forge, Virginia 24442

1770 Timberwood Boulevard	April 2005	Leased	$44,738
Charlottesville, Virginia 22911

11527 Sunrise Valley Drive	December 2006	Leased	$32,688
Reston, Virginia 20191

10855 Fairfax Boulevard	December 2006	Leased	$31,782
Fairfax, Virginia 22030

550 Broadview Avenue	April 2007	Leased	$32,035
Warrenton, Virginia 20186

1 East Market Street	April 2008	Leased	$18,874
Leesburg, Virginia 20176

11 Main Street	September 2009	Leased	$26,774
Warrenton, Virginia 20186

11200 Rockville Pike	December 2009	Leased	$72,950
Rockville, Maryland 20852

1 South Front Royal Avenue	December 2009	Owned	$42,612
Front Royal, Virginia 22630

9484 Congress Street	December 2009	Owned	$42,270
New Market, Virginia 22844

	Date Opened	Owned or	Deposits
Location	or Acquired	Leased	(in thousands)
43086 Peacock Market Plaza	December 2009	Leased	$22,329
South Riding, Virginia 20152

10 West Washington Street	May 2011	Leased	$16,471
Middleburg, Virginia 20117

13804 Hull Street Road	October 2011	Owned	$40,223
Midlothian, Virginia 23112

9707 Medical Center Drive, Suite 150	April 2012	Leased	$49,409
Rockville, Maryland 20850

37 North Market Street	April 2012	Leased	$31,462
Frederick, Maryland 21701

6719 Leaberry Way	August 2012	Leased	$10,619
Haymarket, Virginia 20169

7700 Wisconsin Avenue	October 2012	Leased	$38,495
Bethesda, Maryland 22101

4009 Old Town Road	August 2014	Leased	$14,016
Huntingtown, Maryland 20639

137 E. Chesapeake Beach Road	August 2014	Owned	$12,937
Owings, Maryland 20736

14804 Pratt Street	August 2014	Owned	$62,176
Upper Marlboro, Maryland 200772

14118 Brandywine Road	August 2014	Owned	$10,260
Brandywine, Maryland 20613

	Date Opened	Owned or	Deposits
Location	or Acquired	Leased	(in thousands)
Loan Production Offices:
230 Court Square	March 2005	Leased	NA
Charlottesville, Virginia 22902

2217 Princess Anne Street	April 2005	Leased	NA
Fredericksburg, Virginia 22401

550 Broadview Avenue	September 2005	Leased	NA
Warrenton, Virginia 20186

Accounting Office:
70 Main Street, Suite 34	December 2014	Leased	NA
Warrenton, Virginia 20186

Executive Offices:
1002 Wisconsin Avenue, N.W.	April 2005	Leased	NA
Washington, D.C. 20007

Item 3. - Legal Proceedings

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no other proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of December 31, 2015.

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

There were 12,238,443 shares of our common stock outstanding at the close of business on March 8, 2016, which were held by 241 shareholders of record.

The following table presents the high and low intra-day sales prices and dividends declared for quarterly periods during 2015 and 2014:

	Market Values				Dividends Declared
	2015		2014		2015 (1)	2014 (2)
	High	Low	High	Low
First Quarter	$12.50	$10.80	$10.24	$9.81	$0.08	$0.07
Second Quarter	12.22	11.03	11.70	10.05	$0.08	$0.07
Third Quarter	12.00	10.98	11.70	10.37	$0.08	$0.08
Fourth Quarter	13.54	11.14	13.13	10.98	$0.28	$0.38

(1) The dividend declared in the fourth quarter of 2015 included a special dividend of $0.20.

(2) The dividend declared in the fourth quarter of 2014 included a special dividend of $0.30.

Dividend Policy

Dividends are paid at the discretion of our board of directors. While we paid a nonrecurring 10% stock dividend to our holders of common stock in 2007, we declared the first cash dividend on our common stock in February 2012 and each quarter thereafter through 2015. The amount and frequency of dividends, if any, will be determined by our board of directors after consideration of our earnings, capital requirements, our financial condition and our ability to service any equity or debt obligations senior to our common stock, and will depend on cash dividends paid to us by our subsidiary bank. As a result, our ability to pay future dividends will depend on the earnings of Sonabank, its financial condition and its need for funds.

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

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2015, Southern National had outstanding stock options granted under its Stock Option Plan, which is approved by its shareholders. The following table provides information as of December 31, 2015 regarding Southern National’s equity compensation plans under which our equity securities are authorized for issuance:

Number of securities
remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
	warrants and rights	warrants and rights	in column A)
Plan category	A	B	C
Equity compensation plans approved by security holders	664,400	$9.00	163,650
Equity compensation plans not approved by security holders	-	-	-
Total	664,400	$9.00	163,650

Issuer Purchases of Equity Securities

None

Performance Graph

The following chart compares the cumulative total shareholder return on Southern National common stock during the five years ended December 31, 2015, with the cumulative total return of the Russell 2000 Index and the SNL Bank and Thrift Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on December 31, 2010 in Southern National common stock, the Russell 2000 Index and the SNL Bank and Thrift Index. The historical stock price performance for Southern National common stock shown on the graph below is not necessarily indicative of future stock performance.

52

	2010	2011	2012	2013	2014	2015
Southern National Bancorp of Virginia	100.0	84.7	116.6	147.1	175.8	211.8
Russell 2000	100.0	121.6	141.4	196.3	206.0	196.9
SNL Bank and Thrift Index	100.0	86.8	116.6	159.6	178.2	181.8

Item 6. - Selected Financial Data

The following table sets forth selected financial data for Southern National as of December 31, 2015, 2014, 2013, 2012, and 2011, and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011:

	2015	2014	2013	2012	2011

	(in thousands, except per share amounts)
Results of Operations:
Interest income	$43,701	$38,091	$35,116	$37,561	$33,423
Interest expense	7,077	4,673	4,668	5,828	6,087
Net interest income	36,624	33,418	30,448	31,733	27,336
Provision for loan losses	3,171	3,444	3,615	6,195	8,492
Net interest income after provision for loan losses	33,453	29,974	26,833	25,538	18,844
Noninterest income	3,781	2,364	1,753	5,595	2,442
Noninterest expenses	23,278	21,101	19,292	21,449	15,193
Income before income taxes	13,956	11,237	9,294	9,684	6,093
Income tax expense	4,667	3,754	3,036	3,115	1,692
Net income	$9,289	$7,483	$6,258	$6,569	$4,401

Per Share Data:
Earnings per share - Basic	$0.76	$0.63	$0.54	$0.57	$0.38
Earnings per share - Diluted	$0.75	$0.63	$0.54	$0.57	$0.38
Cash dividends paid per share	$0.52	$0.60	$0.25	$0.25	$-
Book value per share	$9.78	$9.33	$9.20	$8.90	$8.55
Tangible book value per share (1)	$8.83	$8.36	$8.34	$8.00	$7.58
Weighted average shares outstanding - Basic	12,224,494	11,846,126	11,590,333	11,590,212	11,590,212
Weighted average shares outstanding - Diluted	12,330,431	11,927,083	11,627,445	11,596,176	11,591,156
Shares outstanding at end of period	12,234,443	12,216,669	11,590,612	11,590,212	11,590,212
	.	.	.	.	.
Selected Performance Ratios and Other Data:
Return on average assets	0.95%	0.94%	0.89%	0.97%	0.74%
Return on average equity	7.87%	6.76%	5.95%	6.40%	4.51%
Yield on earning assets	4.85%	5.24%	5.48%	6.15%	6.20%
Cost of funds	0.91%	0.75%	0.85%	1.11%	1.31%
Net interest margin	4.07%	4.60%	4.75%	5.19%	5.06%
Efficiency ratio (2)	57.64%	60.45%	60.78%	56.25%	50.13%
Net charge-offs to average loans	0.28%	0.51%	0.69%	1.04%	1.63%
Allowance for loan losses to total non-covered loans	1.06%	1.11%	1.42%	1.54%	1.54%
Stockholders' equity to total assets	11.55%	12.43%	14.89%	14.25%	16.20%

Financial Condition:
Total assets	$1,036,107	$916,645	$716,185	$723,812	$611,373
Total loans, net of deferred fees	829,425	703,472	546,058	530,151	491,768
Total deposits	825,294	742,425	540,359	550,977	461,095
Stockholders' equity	119,636	113,979	106,614	103,176	99,051

(1)	Tangible book value per share is calculated by dividing stockholders' equity less intangible assets by the number of outstanding shares of common stock.
(2)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income plus noninterest income, excluding any gains/losses on sales of securities, gains/write-downs on OREO, gains on acquisitions and gains on sale of loans.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collection of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management's determination of the adequacy of the allowance is based on a three year historical average net loss experience for each portfolio segment adjusted for current industry and economic conditions (referred to as “current factors”) and estimates of their effect on loan collectability. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component provides for estimated losses in unimpaired loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that Southern National will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan documentation. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due, among other considerations. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Individual consumer and residential loans are evaluated for impairment based on the aforementioned criteria as well as regulatory guidelines.

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

Accounting for the FDIC Indemnification Asset and Acquired Loans

Southern National acquired loan portfolios through its acquisitions of Greater Atlantic Bank in 2009, its acquisition of HarVest Bank of Maryland in 2012, and its acquisition of Prince George’s Federal Savings Bank in 2014. The single family residential loans acquired in the Greater Atlantic Bank transaction are referred to as covered loans because of loss protection provided by the FDIC pursuant to a loss sharing agreement which expires in December 2019. The loss sharing agreement related to non-single family residential loans expired in December 2014. The loans acquired in the HarVest and Prince George’s transactions are not covered by an FDIC loss sharing agreement.

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

Goodwill Impairment Assessment

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Goodwill is primarily related to the 2006 acquisition of 1st Service Bank. The acquisition of PGFSB in 2014 increased goodwill by $1.4 million. Our annual assessment timing is during the third calendar quarter. For the 2015 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics. No impairment was indicated in 2015 or 2014.

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

Valuation of Deferred Tax Asset

The provision for income taxes reflects the tax effects of the transactions reported in the financial statements, including taxes currently due as well as changes in deferred taxes. Deferred tax assets and liabilities represent estimates of the future tax return consequences of temporary differences between carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are computed by using currently enacted income tax rates and applying those rates to the periods in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. As of December 31, 2015 and 2014, management concluded that it is more likely than not that Southern National will generate sufficient taxable income to fully utilize our deferred tax assets.

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

We completed the acquisition of the HarVest Bank of Maryland on April 27, 2012, the Midlothian Branch in Richmond, Virginia on October 1, 2011 and the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009. As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement (the “loss sharing agreement”) on approximately $143.4 million (cost basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets

The merger with Prince George’s Federal Savings Bank (PGFSB) was completed on August 1, 2014. Southern National acquired PGFSB in a cash and stock transaction. PGFSB was founded in 1931 and is headquartered in Upper Marlboro, which is the County Seat of Prince George’s County, Maryland. PGFSB has four offices, all of which are in Maryland, including a main office in Upper Marlboro and three branch offices in Dunkirk, Brandywine and Huntingtown. PGFSB has an excellent core deposit base reflecting its tenure in the communities it serves, and its lending activities have historically been focused on residential mortgages.

RESULTS OF OPERATIONS

Net Income

Net income for the year ended December 31, 2015 was $9.3 million, compared to $7.5 million for the year ended December 31, 2014.

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

Average loans during 2015 were $761.6 million compared to $608.6 million in 2014. The net interest margin for the year was 4.07% in 2015, down from 4.60% in 2014. The decline in the net interest margin was partially attributable to an increase in the residential loan portfolio resulting from the PGFSB acquisition and the residential portfolio purchases from STM during the year. Net interest income was $36.6 million during the year ended December 31, 2015, compared to $33.4 million during the prior year. The accretion of the discount on loans acquired in the acquisitions of Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank (PGFSB) contributed $2.6 million to net interest income during the year ended December 31, 2015, compared to $3.1 million during 2014. Other factors that resulted in the decline were: (1) the weighted average interest rate on loans decreasing from 5.69% for the year ended December 31, 2014 to 5.27% for 2015, primarily because of the growth of the single-family residential portfolio as noted above; (2) the average balance of other earning assets, which is primarily interest earning balances at the Federal Reserve Bank (FRB), was $12.8 million more in 2015 compared to 2014 which decreased the net interest margin by approximately 6 basis points. Going forward, we expect cash balances to be held at a lower level; (3) the cost of deposits increased from 0.71% for the year ended December 31, 2014, to 0.90% for the year ended December 31, 2015, as a result of increased retail money market rates and lengthening certificate of deposit maturities.

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

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Analysis For the Years Ended December 31, 2015, 2014 and 2013

	2015			2014			2013
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$761,550	$40,104	5.27%	$608,604	$34,611	5.69%	$516,927	$32,269	6.24%
Investment securities	97,580	2,806	2.88%	90,133	2,628	2.92%	83,920	2,272	2.71%
Other earning assets	41,245	791	1.92%	28,484	852	2.99%	39,938	575	1.44%

Total earning assets	900,375	43,701	4.85%	727,221	38,091	5.24%	640,785	35,116	5.48%
Allowance for loan losses	(8,139)			(7,422)			(7,621)
Intangible assets	11,991			11,452			10,212
Other non-earning assets	70,800			66,157			61,397
Total assets	$975,027			$797,408			$704,773

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW accounts	$24,306	25	0.10%	$23,574	26	0.11%	$23,723	58	0.24%
Money market accounts	138,559	483	0.35%	130,473	369	0.28%	147,319	505	0.34%
Savings accounts	44,661	282	0.63%	29,034	179	0.62%	12,323	72	0.59%
Time deposits	509,900	5,643	1.11%	376,395	3,402	0.90%	319,495	3,412	1.07%
Total interest-bearing deposits	717,426	6,433	0.90%	559,476	3,976	0.71%	502,860	4,047	0.80%
Borrowings	58,358	644	1.10%	62,810	697	1.11%	46,323	621	1.34%
Total interest-bearing liabilities	775,784	7,077	0.91%	622,286	4,673	0.75%	549,183	4,668	0.85%
Noninterest-bearing liabilities:
Demand deposits	75,129			59,205			44,989
Other liabilities	6,120			5,158			5,352
Total liabilites	857,033			686,649			599,524
Stockholders' equity	117,994			110,759			105,249
Total liabilities and stockholders'
equity	$975,027			$797,408			$704,773
Net interest income		$36,624			$33,418			$30,448
Interest rate spread			3.94%			4.49%			4.63%
Net interest margin			4.07%			4.60%			4.75%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended December 31, 2015 vs. 2014				Year Ended December 31, 2014 vs. 2013
	Increase (Decrease)				Increase (Decrease)
	Due to Change in:				Due to Change in:
			Net				Net
	Volume	Rate	Change		Volume	Rate	Change
				( in thousands)
Interest-earning assets:
Loans, net of deferred fees	$7,786	$(2,293)	$5,493		$4,701	$(2,359)	$2,342
Investment securities	214	(36)	178		175	181	356
Other earning assets	(306)	245	(61)		(100)	377	277

Total interest-earning assets	7,694	(2,084)	5,610		4,776	(1,801)	2,975

Interest-bearing liabilities:
NOW accounts	1	(1)	-		(1)	(31)	(32)
Money market accounts	24	90	114		(54)	(82)	(136)
Savings accounts	99	4	103		103	4	107
Time deposits	1,373	868	2,241		(73)	63	(10)
Total interest-bearing deposits	1,497	961	2,458		(25)	(46)	(71)
Borrowings	(49)	(4)	(53)		147	(71)	76
Total interest-bearing liabilities	1,448	957	2,405		122	(117)	5

Change in net interest income	$6,246	$(3,041)	$3,205		$4,654	$(1,684)	$2,970

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

The provision for loan losses charged to operations for the years ended December 31, 2015, 2014 and 2013 was $3.2 million, $3.4 million, and $3.6 million, respectively. We had charge-offs totaling $2.7 million during 2015, $3.3 million during 2014, and $4.1 million during 2013. There were recoveries totaling $526 thousand during 2015, $174 thousand during 2014 and $503 thousand during 2013. In addition to a decline in net charge-offs, we have also witnessed a significant decline in non-accrual loans.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for loan losses.

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	Change

Account maintenance and deposit service fees	$953	$826	$127
Income from bank-owned life insurance	636	617	19
Equity income from mortgage affiliate	1,459	558	901
Net impairment losses recognized in earnings	-	(41)	41
Gain on sale of securities available for sale	520	-	520
Gain on other assets	7	202	(195)
Other	206	202	4
Total noninterest income	$3,781	$2,364	$1,417

	2014	2013	Change

Account maintenance and deposit service fees	$826	$793	$33
Income from bank-owned life insurance	617	592	25
Equity income from mortgage affiliate	558	-	558
Net impairment losses recognized in earnings	(41)	(3)	(38)
Gain on sale of securities available for sale	-	142	(142)
Gain on other assets	202	13	189
Other	202	216	(14)
Total noninterest income	$2,364	$1,753	$611

Noninterest income increased to $3.8 million in 2015 from $2.4 million in 2014. We recognized income from our equity investment in STM in the amount of $1.5 million during 2015 compared to $558 thousand in 2014. We closed on STM in May 2014, therefore, we recognized approximately seven and one half months of income in the year ended December 31, 2014. In the second quarter of 2015 we transferred from our held-to-maturity (HTM) portfolio all of the trust preferred securities and a non-government sponsored residential collateralized mortgage obligation (CMO) that had previously been classified as other than temporarily impaired to the available-for-sale (AFS) classification. We sold five of these trust preferred securities and the CMO recognizing a net gain of $520 thousand. Due to the significant deterioration in these issuers’ creditworthiness which could not have been reasonably anticipated, we feel that our change in classification does not taint our intention to hold to maturity in regards to the remainder of our HTM portfolio.

Noninterest income increased to $2.4 million in 2014 from $1.8 million in 2013. In addition to income from the STM investment in the amount of $558 thousand, we sold part of our investment in CapitalSouth Partners Fund III, a Small Business Investment Company, for a gain of $202 thousand.

Noninterest Expense

The following table presents the major categories of noninterest expense for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	Change

Salaries and benefits	$11,860	$10,225	$1,635
Occupancy expenses	3,269	3,165	104
Furniture and equipment expenses	815	787	28
Amortization of core deposit intangible	261	220	41
Virginia franchise tax expense	352	455	(103)
FDIC assessment	664	569	95
Data processing expense	668	569	99
Telephone and communication expense	786	751	35
Change in FDIC indemnification asset	630	1,230	(600)
Net (gain) loss on other real estate owned	291	(433)	724
Merger expense	-	487	(487)
Other operating expenses	3,682	3,076	606
Total noninterest expense	$23,278	$21,101	$2,177

	2014	2013	Change

Salaries and benefits	$10,225	$9,063	$1,162
Occupancy expenses	3,165	3,063	102
Furniture and equipment expenses	787	724	63
Amortization of core deposit intangible	220	467	(247)
Virginia franchise tax expense	455	471	(16)
FDIC assessment	569	823	(254)
Data processing expense	569	562	7
Telephone and communication expense	751	684	67
Change in FDIC indemnification asset	1,230	483	747
Net gain on other real estate owned	(433)	(188)	(245)
Merger expense	487	35	452
Other operating expenses	3,076	3,105	(29)
Total noninterest expense	$21,101	$19,292	$1,809

Noninterest expenses were $23.3 million during 2015, compared to $21.1 million during 2014. During 2015, we had losses on other real estate owned (OREO) of $740 thousand as we charged down five OREO properties which proved challenging to sell. This was partially offset by gains on the sale of six properties in the amount of $449 thousand, resulting in a net loss of $291 thousand. The net gain on OREO for 2014 was $433 thousand. The gain in 2014 resulted from the sale of eight OREO properties at a gain of $1.1 million, the sale of three properties at a loss of $226 thousand, and impairment of $400 thousand on two properties. Merger expenses were $487 thousand during 2014. There were no such expenses in 2015. Employee compensation increased by $1.6 million during 2015 compared to 2014, mainly as a result of the PGFSB merger. Total full time equivalent employees increased from 153 as of June 30, 2014 to 181 as of December 31, 2015 primarily as a result of the PGFSB merger. During the fourth quarter of 2015, we refinanced $20 million of Federal Home Loan Bank of Atlanta advances and incurred a prepayment penalty in the amount of $184 thousand. The amortization expense of the FDIC indemnification asset decreased from $1.2 million in 2014, to $630 thousand in 2015 primarily because of the expiration of the loss sharing agreement related to non-single family residential loans in December 2014.

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

FINANCIAL CONDITION

Total assets were $1.0 billion as of December 31, 2015, compared to $916.6 million as of December 31, 2014. Total loans increased from $703.5 million at the end of December 2014 to $829.4 million at December 31, 2015.

Non-covered Loans

Loans that are not covered by the FDIC loss sharing agreement are referred to as “non-covered loans.” Total non-covered loans, net of deferred fees, grew from $665.0 million at the end of 2014 to $795.1 million at the end of 2015. Non-covered commercial real estate loans, owner-occupied and non-owner-occupied increased from $337.1 million at the end of 2014 to $398.0 million as of December 31, 2015.

Non-covered residential 1-4 family loans increases from $123.2 million at December 31, 2014 to $165.1 million at the end of 2015 as a result of the loans purchased from STM in the amount of $51.4 million during 2015.

Our commercial real estate lending program includes both loans closed under the Small Business Administration (“SBA”) 7(a) and 504 loan programs and loans closed outside of the SBA programs that serve both the investor and owner-occupied facility market. The 504 loan program is used to finance long-term fixed assets, primarily real estate and heavy equipment and gives borrowers access to up to 90% financing for a project. SBA 7(a) loans may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory and in some instances, working capital and debt refinancing. The SBA guarantees up to 85% of the loan balance in the 7(a) program, and start-up businesses are eligible to participate in the program. During 2015 we closed loans totaling $10.2 million through the SBA’s 7(a) program and $10.1 million under the SBA’s 504 program. During 2014 we closed loans totaling $8.9 million through the SBA’s 7(a) program and $8.2 million under the SBA’s 504 program.

Covered Loans

We refer to the loans acquired in the Greater Atlantic acquisition as “covered loans” as we will be reimbursed by the FDIC for a substantial portion of any future losses on them under the terms of the loss sharing agreement. The indemnification against losses in the commercial portfolio on the GAB portfolio ended in December 2014. The FDIC indemnification on the GAB residential mortgages and the GAB HELOCS continues until December 2019.

The following table summarizes the composition of our loans, net of unearned income at the dates indicated:

			Total				Total				Total
	2015		2015		2014		2014		2013		2013
	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent

Mortgage loans on real estate:
Commercial real estate - owner-occupied	$-	$141,521	$141,521	17.0%	$-	$136,597	$136,597	19.4%	$1,603	$106,225	$107,828	19.7%
Commercial real estate - non-owner-occupied	-	256,513	256,513	30.8%	-	200,517	200,517	28.4%	5,829	150,008	155,837	28.5%
Secured by farmland	-	578	578	0.1%	-	612	612	0.1%	100	508	608	0.1%
Construction and land development	-	67,832	67,832	8.2%	-	57,938	57,938	8.2%	1	39,068	39,069	7.1%
Residential 1-4 family	12,994	165,077	178,071	21.4%	14,837	123,233	138,070	19.6%	16,631	66,482	83,113	15.2%
Multi- family residential	-	25,501	25,501	3.1%	-	21,832	21,832	3.1%	585	21,496	22,081	4.0%
Home equity lines of credit	21,379	13,798	35,177	4.2%	23,658	9,751	33,409	4.7%	25,769	6,431	32,200	5.9%
Total real estate loans	34,373	670,820	705,193	84.8%	38,495	550,480	588,975	83.5%	50,518	390,218	440,736	80.5%

Commercial loans	-	124,985	124,985	15.0%	-	114,714	114,714	16.3%	1,097	104,284	105,381	19.2%
Consumer loans	-	1,366	1,366	0.2%	-	1,564	1,564	0.2%	81	1,308	1,389	0.3%
Gross loans	34,373	797,171	831,544	100.0%	38,495	666,758	705,253	100.0%	51,696	495,810	547,506	100.0%

Less deferred fees		(2,119)	(2,119)		1	(1,782)	(1,781)		5	(1,453)	(1,448)
Loans, net of deferred fees	$34,373	$795,052	$829,425		$38,496	$664,976	$703,472		$51,701	$494,357	$546,058

			Total				Total
	2012		2012		2011		2011
	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent

Mortgage loans on real estate:
Commercial real estate - owner-occupied	$4,143	$93,288	$97,431	18.3%	$4,854	$82,450	$87,304	17.7%
Commercial real estate - non-owner-occupied	10,246	130,152	140,398	26.4%	11,243	117,059	128,302	26.0%
Secured by farmland	-	1,479	1,479	0.3%	-	1,506	1,506	0.3%
Construction and land development	1,261	44,946	46,207	8.7%	2,883	39,565	42,448	8.6%
Residential 1-4 family	21,005	61,319	82,324	15.5%	25,307	49,288	74,595	15.1%
Multi- family residential	614	18,774	19,388	3.7%	629	19,553	20,182	4.1%
Home equity lines of credit	31,292	9,178	40,470	7.6%	35,442	9,040	44,482	9.0%
Total real estate loans	68,561	359,136	427,697	80.5%	80,358	318,461	398,819	80.9%

Commercial loans	2,672	99,081	101,753	19.2%	2,122	89,939	92,061	18.7%
Consumer loans	88	1,623	1,711	0.3%	108	1,868	1,976	0.4%
Gross loans	71,321	459,840	531,161	100.0%	82,588	410,268	492,856	100.0%

Less deferred fees	7	(1,017)	(1,010)		-	(1,088)	(1,088.00)
Loans, net of deferred fees	$71,328	$458,823	$530,151		$82,588	$409,180	$491,768

Covered loan losses are reimbursed in accordance with the FDIC loss sharing agreements. There are two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5 year agreement that expired in December 2014. Our FDIC indemnification asset, the estimate of the expected loss amounts to be reimbursed by the FDIC has a current carrying value of $2.9 million and an estimated fair value of $745 thousand reflecting an overstated FDIC indemnification asset. This current overstatement, which is due to improvements in the loss estimates in the single family covered loans, is being amortized down in accordance with accounting rules over the life of the contract (10 years for single family covered assets) or the life of the loans, whichever is shorter.

As of December 31, 2015, substantially all non-covered and covered loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

At December 31, 2015 we had $141.5 million in non-covered owner-occupied commercial real estate loans, and we had $282.6 million in non-covered non-owner occupied commercial real estate loans including multi-family residential loans and loans secured by farmland.

The following table sets forth the contractual maturity ranges of the non-covered commercial and construction and land development loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2015 (in thousands):

		After 1 Year
		Through 5 Years		After 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total

Construction and land development	$31,473	$15,016	$402	$14,312	$6,629	$67,832
Commercial	48,606	29,488	10,563	9,892	26,436	124,985
Total	$80,079	$44,504	$10,965	$24,204	$33,065	$192,817

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

The following table presents a comparison of non-covered nonperforming assets as of December 31, (in thousands):

	2015	2014	2013	2012	2011

Nonaccrual loans	$4,173	$5,652	$7,814	$7,628	$4,541
Loans past due 90 days and accruing interest	-	-	-	-	32
Total nonperforming loans	4,173	5,652	7,814	7,628	4,573
Other real estate owned	10,096	13,051	9,579	13,200	13,620
Total nonperforming assets	$14,269	$18,703	$17,393	$20,828	$18,193

SBA guaranteed amounts included in nonaccrual loans	$3,541	$4,664	$1,852	$2,607	$2,462

Allowance for non-covered loan losses to nonperforming loans	201.80%	130.80%	90.08%	91.33%	137.66%
Allowance for non-covered loan losses to total non-covered loans	1.06%	1.11%	1.42%	1.52%	1.54%
Nonperforming assets to total non-covered assets	1.42%	2.13%	2.63%	3.20%	3.44%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	1.07%	1.60%	2.35%	2.80%	2.98%
Nonperforming assets to total non-covered loans and OREO	1.77%	2.76%	3.45%	4.41%	4.30%
Nonperforming assets excluding SBA guaranteed loans to total non-covered loans and OREO	1.33%	2.07%	3.08%	3.86%	3.72%

Covered nonperforming assets are not included in the table above because the carrying value includes a component for credit losses (the nonaccretable yield).

We identify potential problems loans based on loan portfolio credit quality. We define our potential problem loans as our non-covered classified/criticized loans less total non-covered nonperforming loans noted above. At December 31, 2015 our potential problem loans totaled $17.5 million.

During the year ending December 31, 2015, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $699 thousand, was 30 – 59 days delinquent as of June 30, 2015, but is current as of December 31, 2015.

During the year ending December 31, 2014, there were no loans modified in troubled debt restructurings. No TDRs defaulted during the year ending December 31, 2014, which had been modified in the previous 12 months.

It is Sonabank’s practice to concurrently charge off collateral dependent loans at the time loan impairment is recognized.  Charge offs on loans individually evaluated for impairment totaled approximately $1.2 million during 2015.

The following table presents covered nonperforming assets as of December 31, (in thousands):

	2015	2014	2013	2012	2011
Nonaccrual loans	$698	$859	$1,622	$3,569	$3,340
Loans past due 90 days and accruing interest	-	-	-	-	136
Total nonperforming loans	698	859	1,622	3,569	3,476
Other real estate owned	343	-	2,213	636	636
Total nonperforming assets	$1,041	$859	$3,835	$4,205	$4,112

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

Our loan review program is conducted by the Chief Risk Officer and a third party consultant who report directly to the Audit Committee of the Board of Directors. In accordance with the Bank’s Credit Policy, in 2015, loans with outstanding balances totaling more than 50% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2014 were reviewed by the third party consultant, and another 30% was done by internal loan review. In 2016 we plan to have the third party consultant review loans with outstanding balances totaling at least 50% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2015, and another 30% will be done by internal loan review. The purpose of loan review is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the bank’s credit policy and regulatory guidance. Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.

The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated (in thousands):

	as of December 31,
	2015		2014		2013		2012		2011
		Percent of		Percent of		Percent of		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by	Allowance	Loans by	Allowance	Loans by	Allowance	Loans by
	for Loan	Category to	for Loan	Category to	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans

Commercial real estate	$2,407	51.0%	$1,978	51.0%	$1,844	52.3%	$2,451	48.7%	$1,638	48.2%
Construction and land development	865	8.2%	1,644	8.2%	1,068	7.1%	970	8.7%	1,367	8.6%
Residential 1-4 family	1,408	25.5%	1,339	24.3%	1,302	21.1%	1,163	23.1%	1,021	24.1%
Commercial loans	3,041	15.1%	2,063	16.3%	2,797	19.2%	2,153	19.2%	2,227	18.7%
Consumer loans	48	0.2%	53	0.2%	60	0.3%	44	0.3%	42	0.4%
Total allocated allowance	7,769	100.0%	7,077	100.0%	7,071	100.0%	6,781	100.0%	6,295	100.0%
Unallocated allowance	652		337		19		285		-
Toal	$8,421		$7,414		$7,090		$7,066		$6,295

The following table presents an analysis of the allowance for covered and non-covered loan losses for the periods indicated (in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011

Balance, beginning of period	$7,414	$7,090	$7,066	$6,295	$5,599
Provision charged to operations	3,171	3,444	3,615	6,195	8,492
Recoveries credited to allowance	509	150	464	782	199
Total	11,094	10,684	11,145	13,272	14,290
Loans charged off:
Real estate - commercial	1,067	573	199	1,331	1,163
Real estate - construction, land and other	-	250	650	2,119	460
Real estate - residential 1-4 family	413	449	776	1,071	2,341
Commercial	1,174	1,998	2,286	1,676	3,975
Consumer	19	-	144	9	56
Total loans charged off	2,673	3,270	4,055	6,206	7,995
Balance, end of period	$8,421	$7,414	$7,090	$7,066	$6,295

Net charge-offs to average loans, net of unearned income	0.28%	0.51%	0.69%	1.03%	1.63%

We believe that the allowance for loan losses at December 31, 2015 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses.

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

Our securities portfolio is managed by our president and our treasurer, both of whom have significant experience in this area, with the concurrence of our Asset/Liability Committee. In addition to our president (who is chairman of the Asset/Liability Committee) and our treasurer, this committee is comprised of two outside directors our chief executive officer, our chief financial officer, our chief risk officer and our controller. Investment management is performed in accordance with our investment policy, which is approved annually by the Asset/Liability Committee and the Board of Directors. Our investment policy addresses our investment strategies, approval process, approved securities dealers and authorized investments. Our investment policy authorizes us to invest in:

•	Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) mortgage-backed securities (MBS)
•	Collateralized mortgage obligations
•	Treasury securities
•	SBA guaranteed loan pools

•	Agency securities
•	Obligations of states and political subdivisions
•	Pooled trust preferred securities comprised of a minimum of 80% bank collateral with an investment grade rating or a minimum of 60% bank collateral with a AAA rating at purchase
•	Other corporate debt securities rated Aa3/AA- or better at purchase

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

We classify our securities as either: “held-to-maturity” or “available-for-sale.” Debt securities that Southern National has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Securities classified as available for sale are those debt and equity securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders' equity. Securities totaling $96.8 million were in the held to maturity portfolio at December 31, 2015, compared to $94.1 million at December 31, 2014. Securities totaling $4.2 million were in the available for sale portfolio at December 31, 2015, compared to $2.3 million at December 31, 2014.

As of December 31, 2015, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A1	A	$4,462	$4,081	$3,733	13%	$251
MMCF III B	Senior Sub	A3	A-	Ba1	BB	276	271	238	32%	5
						4,738	4,352	3,971		$256

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,100	680	36%	400
ALESCO V C1	Mezzanine	A2	A	Caa3	C	2,150	1,490	1,217	13%	660
						3,650	2,590	1,897		$1,060

Total						$8,388	$6,942	$5,868

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

Each of these securities has been evaluated for other than temporary impairment (“OTTI”). In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

•	.5% of the remaining performing collateral will default or defer per annum.
•	Recoveries of 11% with a two year lag on all defaults and deferrals.
•	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized no OTTI charges during 2015, and we recognized OTTI charges of $41 thousand during 2014 and $3 thousand during 2013.

Other securities in our investment portfolio are as follows:

•	residential government-sponsored mortgage-backed securities in the amount of $20.8 million and residential government-sponsored collateralized mortgage obligations totaling $2.9 million

•	callable agency securities in the amount of $55.9 million

•	municipal bonds in the amount of $15.1 million with a taxable equivalent yield of 3.32% and ratings as follows:

Rating		Amount
Service	Rating	(in thousands)
Moody's	Aaa	$505
Moody's	Aa2	3,623
Moody's	Aa3	711
Standard & Poor's	AAA	3,095
Standard & Poor's	AA+	580
Standard & Poor's	AA	5,993
Standard & Poor's	AA-	599
		$15,106

For additional information regarding investment securities refer to “Item 8 –. Financial Statements and Supplementary Data”, Footnote 2.

The following table sets forth the amortized cost and estimated fair value of our investment securities by contractual maturity at December 31, 2015. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Securities Available for Sale
			Weighted
	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due after ten years	$2,287	$2,312	2.63%

Trust preferred securities
Due after ten years	2,590	1,897	2.23%
	$4,877	$4,209	2.42%

	Securities Held to Maturity
			Weighted
	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Residential government-sponsored mortgage-backed securities
Due after five years through ten years	$1,169	$1,259	5.02%
Due after ten years	19,582	19,929	2.69%
Total residential government-sponsored mortgage-backed securities	20,751	21,188	2.82%

Residential government-sponsored collateralized mortgage obligations
Due after ten years	2,946	2,880	1.75%

Government-sponsored agency securities
Due after five years through ten years	4,996	4,934	2.63%
Due after ten years	50,941	50,607	3.22%
	55,937	55,541	3.17%
Obligations of states and political subdivisions
Due after five years through ten years	7,204	7,272	2.14%
Due after ten years	5,590	5,612	2.22%
	12,794	12,884	2.17%
Trust preferred securities
Due after ten years	4,352	3,971	0.96%
	$96,780	$96,464	2.82%

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost (in thousands).

	December 31,
	2015	2014	2013
Available for sale securities:
Obligations of states and political subdivisions	$2,312	$2,285	$1,993
Trust preferred securities	1,897	-	-
	$4,209	$2,285	$1,993

Held to maturity securities:
Residential government-sponsored mortgage-backed securities	$20,751	$22,897	$25,609
Residential government-sponsored collateralized mortgage obligations	2,946	3,564	4,295
Government-sponsored agency securities	55,937	44,949	29,971
Obligations of states and political subdivisions	12,794	15,531	14,388
Other residential collateralized mortgage obligations	-	599	659
Trust preferred securities	4,352	6,518	7,521
	$96,780	$94,058	$82,443

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

Total deposits increased to $825.3 million at December 31, 2015 from $742.4 million as of December 31, 2014. Non-interest bearing demand deposits increased from a year-end 2014 level of $69.6 million to $83.8 million as of December 31, 2015. Savings account balances increased from $44.2 million to $50.0 million, and time deposits increased from $466.4 million to $531.8 million over the same period. As of December 31, 2015, we had brokered certificates of deposit in the amount of $62.0 million and brokered money market deposits of $15.4 million. At December 31, 2014, we had brokered certificates of deposit in the amount of $77.0 million, and we had brokered money market deposits of $10.2 million.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Noninterest-bearing deposits	$75,129		$59,205		$44,989
Interest-bearing deposits: Savings accounts	44,661	0.63%	29,034	0.62%	12,323	0.59%
Money market accounts	138,559	0.35%	130,473	0.28%	147,319	0.34%
NOW accounts	24,306	0.10%	23,574	0.11%	23,723	0.24%
Time deposits	509,900	1.11%	376,395	0.90%	319,495	1.07%
Total interest-bearing deposits	717,426	0.90%	559,476	0.71%	502,860	0.80%
Total deposits	$792,555		$618,681		$547,849

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

We use borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. One source of these borrowed funds is securities sold under agreements to repurchase, which are reflected at the amount of cash received in connection with the transactions, and may require additional collateral based on the fair value of the underlying securities pledged. We engage in these transactions with retail customers and with established third parties, primarily large securities brokerage firms. We also are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time to as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2015 and 2014, total FHLB borrowings were $74.0 million and $40.3 million, respectively. At December 31, 2015, we had $122.6 million of unused and available FHLB lines of credit. For additional detail regarding borrowed funds, refer to “Item 8 –. Financial Statements and Supplementary Data”, Footnotes 9 and 10.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of December 31, 2015 and as of December 31, 2014, and all changes are within our ALM Policy guidelines.

	Sensitivity of Economic Value of Equity
	As of December 31, 2015

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$108,441	$(34,579)	-24.18%	10.47%	90.64%
Up 300	115,906	(27,114)	-18.96%	11.19%	96.88%
Up 200	124,098	(18,922)	-13.23%	11.98%	103.73%
Up 100	133,386	(9,634)	-6.74%	12.87%	111.49%
Base	143,020	-	0.00%	13.80%	119.55%
Down 100	130,510	(12,510)	-8.75%	12.60%	109.09%
Down 200	122,637	(20,383)	-14.25%	11.84%	102.51%

	Sensitivity of Economic Value of Equity
	As of December 31, 2014

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$114,756	$(22,806)	-16.58%	12.52%	100.68%
Up 300	118,938	(18,624)	-13.54%	12.98%	104.35%
Up 200	123,724	(13,838)	-10.06%	13.50%	108.55%
Up 100	129,926	(7,636)	-5.55%	14.17%	113.99%
Base	137,562	-	0.00%	15.01%	120.69%
Down 100	129,927	(7,635)	-5.55%	14.17%	113.99%
Down 200	123,019	(14,543)	-10.57%	13.42%	107.93%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2015 and December 31, 2014 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of December 31, 2015

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$39,018	$3,252	3.94%	0.32%
Up 300	38,030	2,264	3.84%	0.22%
Up 200	37,064	1,298	3.75%	0.13%
Up 100	36,220	454	3.66%	0.04%
Base	35,766	-	3.62%	0.00%
Down 100	35,646	(120)	3.60%	-0.02%
Down 200	35,504	(262)	3.59%	-0.03%

	Sensitivity of Net Interest Income
	As of December 31, 2014

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$38,720	$7,117	4.46%	0.81%
Up 300	36,659	$5,056	4.23%	0.58%
Up 200	34,656	$3,053	4.00%	0.35%
Up 100	32,915	$1,312	3.80%	0.15%
Base	31,603	$-	3.65%	0.00%
Down 100	31,501	$(102)	3.64%	-0.01%
Down 200	31,228	$(375)	3.61%	-0.04%

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

Sonabank is asset sensitive. Our net interest income will tend to rise as interest rates rise. An immediate rate shock of 100 basis points across the yield curve would result in slightly more than a 1% increase of the Bank’s net interest income. The increase of 100 basis points hasn’t happened yet. The only thing which has happened is that the Fed raised its target rate for Fed Funds on December 17, 2015, and the prime rate rose in lock step by ¼%. This will ultimately be significant since $422 million of our $844 million gross loan portfolio is tied to the prime rate in one way or another.

•	$33 million or 8% of the $422 million tied to the prime rate adjusts daily. That didn’t have much of an impact since it was a small amount for just 14 days.
•	$111 million or 26% of the $422 million tied to the prime rate adjusts monthly. These loans adjusted to the December 17, 2015 rate increase on January 1, 2016.
•	$109 million or 26% of the $422 million are pegged to a margin over the prime rate but are at a floor that is above the current prime rate plus the given margin. This $109 million will adjust once the prime rate plus the margin exceeds the floor. The weighted average floor is 5.22% which exceeds the weighted average prime rate plus the margin by approximately 92 basis points.
•	$169 million or 40% of our $422 million tied to the prime rate adjusts at a future date.

This is a summary:

			Currently	Adjusts at a
	Adjusts	Adjusts	Operating	Future Date
	Daily	Monthly	at a Floor	(No Floor)	Total

SBA loans	$-	$54,894	$-	$-	$54,894
GAB HELOC	-	23,867	-	-	23,867
Other HELOC	-	1,155	5,246	-	6,401
CRE loans	12,971	-	81,088	146,810	240,869
Commercial lines of credit	8,808	9,695	14,573	-	33,076
Commercial term loans	3,035	5,770	-	15,290	24,095
Commercial construction	4,780	10,585	-	-	15,365
Other	3,706	4,908	7,849	7,015	23,478

Total	$33,300	$110,874	$108,756	$169,115	$422,045

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

During the year ended December 31, 2015, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2015, we had $132.3 million of unfunded lines of credit and undisbursed construction loan funds. We had approved loan commitments in the amount of $2.7 million as of December 31, 2015. The amount of certificate of deposit accounts maturing in 2016 is $280.6 million as of December 31, 2015. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

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

The Revised Capital Rules, among other things, (i) introduce as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. Further, the Revised Capital Rules set forth the following minimum capital ratios, which began to phase in for certain banking organizations, including Southern National, on January 1, 2015:

▪	4.5 percent CET1 to risk-weighted assets.
▪	6.0 percent Tier 1 Capital to risk-weighted assets.
▪	8.0 percent Total Capital to risk-weighted assets.
▪	4.0 percent Tier 1 leverage ratio to average consolidated assets.

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

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of Southern National and the Bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum
	Required for
	Capital		Actual Ratio at
	Adequacy	To Be Categorized	December 31,
	Purposes	as Well Capitalized	2015	2014

Southern National
Common equity tier 1 capital ratio	4.50%	6.50%	13.13%	NA
Tier 1 risk-based capital ratio	6.00%	8.00%	13.13%	15.19%
Total risk-based capital ratio	8.00%	10.00%	14.14%	16.27%
Leverage ratio	4.00%	5.00%	11.06%	11.80%
Sonabank
Common equity tier 1 capital ratio	4.50%	6.50%	12.99%	NA
Tier 1 risk-based capital ratio	6.00%	8.00%	12.99%	15.04%
Total risk-based capital ratio	8.00%	10.00%	14.00%	16.11%
Leverage ratio	4.00%	5.00%	10.94%	11.68%

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this Annual Report on Form 10-K concerning Southern National have been prepared in accordance with U. S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Many factors impact interest rates, including the Federal Reserve, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets. Like most financial institutions, changes in interest rates can impact our net interest income which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings, as well as the valuation of our assets and liabilities.

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

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2015. The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.

	Contractual Obligations
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	( in thousands)
Certificates of deposit (1)	$280,644	$196,477	$54,635	$-	$531,756
Securities sold under agreements to repurchase	10,381	-	-	-	10,381
FHLB short-term advances	59,000	-	-	-	59,000
FHLB long-term advances	-	15,000	-	-	15,000
Operating leases	1,852	3,410	2,158	574	7,994
Total	$351,877	$214,887	$56,793	$574	$624,131

(1)  Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $6.7 million and $8.4 million as of December 31, 2015 and 2014, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments are made predominately for adjustable rate loans, and generally have fixed expiration dates of up to three months or other termination clauses and usually require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis.

At December 31, 2015 and 2014, we had unfunded lines of credit and undisbursed construction loan funds totaling $132.3 million and $113.3 million, respectively. We had approved loan commitments in the amount of $2.7 million as of December 31, 2015, and we had no approved loan commitments as of December 31, 2014. Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

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

Item 8. – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Southern National Bancorp of Virginia, Inc.

We have audited the accompanying consolidated balance sheets of Southern National Bancorp of Virginia, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern National Bancorp of Virginia, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southern National Bancorp of Virginia, Inc.’s internal controls over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2016, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 15, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Southern National Bancorp of Virginia, Inc.

We have audited Southern National Bancorp of Virginia, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Southern National Bancorp of Virginia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Southern National Bancorp of Virginia, Inc. as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015, and our report dated March 15, 2016, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 15, 2016

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$3,972	$5,702
Interest-bearing deposits in other financial institutions	26,364	32,618
Total cash and cash equivalents	30,336	38,320

Securities available for sale, at fair value	4,209	2,285

Securities held to maturity, at amortized cost
(fair value of $96,464 and $94,093, respectively)	96,780	94,058

Covered loans	34,373	38,496
Non-covered loans	795,052	664,976
Total loans	829,425	703,472
Less allowance for loan losses	(8,421)	(7,414)
Net loans	821,004	696,058

Stock in Federal Reserve Bank and Federal Home Loan Bank	6,929	5,681
Equity investment in mortgage affiliate	4,459	3,631
Preferred investment in mortgage affiliate	2,555	1,805
Bank premises and equipment, net	8,882	9,453
Goodwill	10,514	10,514
Core deposit intangibles, net	1,093	1,354
FDIC indemnification asset	2,922	3,571
Bank-owned life insurance	23,126	20,990
Other real estate owned	10,439	13,051
Deferred tax assets, net	6,716	10,083
Other assets	6,143	5,791

Total assets	$1,036,107	$916,645

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing demand deposits	$83,769	$69,560
Interest-bearing deposits:
NOW accounts	28,080	25,018
Money market accounts	131,731	137,297
Savings accounts	49,939	44,155
Time deposits	531,775	466,395
Total interest-bearing deposits	741,525	672,865
Total deposits	825,294	742,425

Securities sold under agreements to repurchase	10,381	13,794
Federal Home Loan Bank (FHLB) advances-short term	59,000	15,250
Federal Home Loan Bank (FHLB) advances-long term	15,000	25,000
Other liabilities	6,796	6,197
Total liabilities	916,471	802,666

Commitments and contingencies (See Note 14)	-	-

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares;
no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares;
issued and outstanding, 12,234,443 shares at December 31, 2015
and 12,216,669 at December 31, 2014	122	122
Additional paid in capital	104,389	104,072
Retained earnings	15,735	12,805
Accumulated other comprehensive loss	(610)	(3,020)
Total stockholders' equity	119,636	113,979

Total liabilities and stockholders' equity	$1,036,107	$916,645

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2015	2014	2013

Interest and dividend income:
Interest and fees on loans	$40,104	$34,611	$32,269
Interest and dividends on taxable securities	2,395	2,239	2,035
Interest and dividends on tax exempt securities	411	389	237
Interest and dividends on other earning assets	791	852	575
Total interest and dividend income	43,701	38,091	35,116
Interest expense:
Interest on deposits	6,433	3,976	4,047
Interest on borrowings	644	697	621
Total interest expense	7,077	4,673	4,668

Net interest income	36,624	33,418	30,448

Provision for loan losses	3,171	3,444	3,615
Net interest income after provision for loan losses	33,453	29,974	26,833

Noninterest income:
Account maintenance and deposit service fees	953	826	793
Income from bank-owned life insurance	636	617	592
Equity income from mortgage affiliate	1,459	558	-
Net gain on other assets	7	202	13
Gain on sales of available for sale securities	520	-	142
Total other-than-temporary impairment losses (OTTI)	-	(41)	(3)
Portion of OTTI recognized in other comprehensive income (before taxes)	-	-	-
Net credit related OTTI recognized in earnings	-	(41)	(3)
Other	206	202	216

Total noninterest income	3,781	2,364	1,753

Noninterest expenses:
Salaries and benefits	11,860	10,225	9,063
Occupancy expenses	3,269	3,165	3,063
Furniture and equipment expenses	815	787	724
Amortization of core deposit intangible	261	220	467
Virginia franchise tax expense	352	455	471
FDIC assessment	664	569	823
Data processing expense	668	569	562
Telephone and communication expense	786	751	684
Amortization of FDIC indemnification asset	630	1,230	483
Net (gain) loss on other real estate owned	291	(433)	(188)
Merger expenses	-	487	35
Other operating expenses	3,682	3,076	3,105
Total noninterest expenses	23,278	21,101	19,292
Income before income taxes	13,956	11,237	9,294
Income tax expense	4,667	3,754	3,036
Net income	$9,289	$7,483	$6,258
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$(138)	$299	$(232)
Realized amount on available for sale securities sold, net	(520)	-	(142)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	4,278	35	97
Amortization and accretion of amounts previously recorded upon transfer to held-to-maturity from available-for sale	32	(77)	(39)
Net unrealized gain (loss)	3,652	257	(316)
Tax effect	1,242	87	(107)
Other comprehensive income (loss)	2,410	170	(209)
Comprehensive income	$11,699	$7,653	$6,049
Earnings per share, basic	$0.76	$0.63	$0.54
Earnings per share, diluted	$0.75	$0.63	$0.54

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - January 1, 2013	$116	$96,840	$9,201	$(2,981)	$103,176
Comprehensive income:
Net income			6,258		6,258
Change in unrealized loss on securities available for sale (net of tax benefit, $127)				(247)	(247)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $20 and accretion, $39 and amounts recorded into other comprehensive income at transfer)				38	38
Dividends on common stock ($.25 per share)			(2,898)		(2,898)
Issuance of common stock under Stock Incentive Plan (400 shares)		3			3
Stock-based compensation expense		284			284

Balance - December 31, 2013	116	97,127	12,561	(3,190)	106,614
Comprehensive income:
Net income			7,483		7,483
Change in unrealized loss on securities available for sale (net of tax, $102)				197	197
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax benefit, $15 and accretion, $77 and amounts recorded into other comprehensive income at transfer)				(27)	(27)
Dividends on common stock ($.60 per share)			(7,239)		(7,239)
Issuance of common stock under Stock Incentive Plan (100,200 shares)	1	885			886
Issuance of common stock in exchange for net assets in acquisition (525,858 shares)	5	5,743			5,748
Stock-based compensation expense		317			317

Balance - December 31, 2014	122	104,072	12,805	(3,020)	113,979
Comprehensive income:
Net income			9,289		9,289
Change in unrealized loss on securities available for sale (net of tax benefit, $224)				(434)	(434)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $1,466 and accretion, $32 and amounts recorded into other comprehensive income at transfer)				2,844	2,844
Dividends on common stock ($.52 per share)			(6,359)		(6,359)
Repurchase of common stock (62,177 shares)	(1)	(720)			(721)
Issuance of common stock under Stock Incentive Plan (79,950 shares)	1	706			707
Stock-based compensation expense		331			331

Balance - December 31, 2015	$122	$104,389	$15,735	$(610)	$119,636

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended
	December 31,
	2015	2014	2013

Operating activities:
Net income	$9,289	$7,483	$6,258
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	876	764	665
Amortization of core deposit intangible	261	220	467
Other amortization, net	149	186	344
Accretion of loan discount	(2,510)	(2,616)	(3,507)
Amortization of FDIC indemnification asset	630	1,230	483
Provision for loan losses	3,171	3,444	3,615
Earnings on bank-owned life insurance	(636)	(617)	(592)
Equity income on mortgage affiliate	(1,459)	(558)	-
Stock based compensation expense	331	317	284
Net gain on sale of available for sale securities	(520)	-	(142)
Impairment on securities	-	41	3
Net (gain) loss on other real estate owned	291	(433)	(188)
Provision for (benefit from) deferred income taxes	2,132	(418)	102
Net (increase) decrease in other assets	(385)	1,161	(365)
Net increase (decrease) in other liabilities	599	1,281	(1,581)
Net cash and cash equivalents provided by operating activities	12,219	11,485	5,846
Investing activities:
Proceeds from sales of available for sale securities	3,966	-	159
Proceeds from paydowns, maturities and calls of available for sale securities	1	-	-
Purchases of held to maturity securities	(18,153)	(18,284)	(14,766)
Proceeds from paydowns, maturities and calls of held to maturity securities	13,607	6,571	16,278
Loan originations and payments, net	(127,334)	(100,837)	(18,546)
Purchase of bank-owned life insurance	(1,500)	(2,000)	-
Net cash received in PGFSB acquisition	-	22,430	-
Proceeds from sale of PGFSB loans	-	3,499	-
Investment in mortgage affiliate, net	(119)	(4,877)	-
Net (increase) decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	(1,248)	327	297
Payments received on FDIC indemnification asset	3	1,037	1,017
Proceeds from sale of other real estate owned	4,048	3,276	4,187
Purchases of bank premises and equipment	(307)	(897)	(437)
Net cash and cash equivalents used in investing activities	(127,036)	(89,755)	(11,811)
Financing activities:
Net increase (decrease) in deposits	82,869	112,838	(10,618)
Cash dividends paid - common stock	(6,359)	(7,239)	(2,898)
Issuance of common stock under Stock Incentive Plan	707	886	3
Repurchase of common stock	(721)	-	-
Proceeds from Federal Home Loan Bank advances-long term	10,000	-	-
Repayment of Federal Home Loan Bank advances-long term	(20,000)	-	-
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	40,337	(10,751)	1,134
Net cash and cash equivalents provided by (used in) financing activities	106,833	95,734	(12,379)
Increase (decrease) in cash and cash equivalents	(7,984)	17,464	(18,344)
Cash and cash equivalents at beginning of period	38,320	20,856	39,200
Cash and cash equivalents at end of period	$30,336	$38,320	$20,856
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$6,791	$4,454	$4,586
Income taxes	2,993	3,283	4,598
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	1,384	4,409	3,044
Transfer from covered loans to other real estate owned	343	342	4,158
Transfer from covered loans to non-covered loans	-	7,344	-
Issuance of common stock in exchange for net assets in acquisition	-	5,748	-

See accompanying notes to consolidated financial statements.

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Securities classified as available for sale are those debt and equity securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders' equity.

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

Loans

Southern National provides mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans secured by real estate throughout its market area. The ability of Southern National’s debtors to honor their contracts is in varying degrees dependent upon the real estate market conditions and general economic conditions in this area.

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

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (cost basis) of Greater Atlantic Bank’s assets.  The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.”  The indemnification against losses in the commercial portfolio on the GAB portfolio ended in December 2014. The FDIC indemnification on the GAB residential mortgages and the GAB HELOCS continues until December 2019. Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.”

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

Allowance for Loan and Lease Losses (ALLL)

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collection of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management's determination of the adequacy of the allowance is based on a three year historical average net loss experience for each portfolio segment adjusted for current industry and economic conditions and estimates of their effect on loan collectability. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component provides for estimated losses in unimpaired loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that Southern National will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

FDIC Indemnification Asset

The acquisition of Greater Atlantic Bank (GAB) on December 4, 2009 was accounted for under the acquisition method of accounting, and the assets and liabilities were recorded at their estimated fair values. The FDIC indemnification asset was measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The indemnification asset represents the present value of cash flows expected to be received from the FDIC for future losses on covered assets based on the expected credit losses estimated for each covered loan or loan pool and the loss sharing percentages at the acquisition date. Cash flows are discounted at a market-based rate to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. We acquired the Greater Atlantic loans in December 2009 and continuously evaluate our estimates of expected losses on these loans. During 2015, and based on the actual historical losses on the loan pools over the previous 24 month period, expected losses on the acquired Greater Atlantic loans (the covered loans) were lower than previously forecasted which results in a lower expected recovery from the FDIC. As of December 31, 2015, we expect to recover $745 thousand from the FDIC under the indemnification agreement. The difference between the carrying amount of $2.9 million and the estimated recovery is being amortized over the remaining life of the indemnification agreement or the expected life of the loans, whichever is shorter. There were two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5 year agreement which expired in December 2014. The current overstatement is due to improvements in the loss estimates in the single family covered loans.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2015. Southern National and its subsidiary file a consolidated U. S. federal tax return; Sonabank files a Maryland state income tax return and Southern National files a Virginia state income tax return. These returns are subject to examination by taxing authorities for all years after 2011.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements in the amount of $872 thousand and $1.5 million at December 31, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 did not to have a material impact on the Southern National’s Consolidated Financial Statements, but did add additional disclosures.

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

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
December 31, 2015	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,287	$25	$-	$2,312
Trust preferred securities	2,590	-	(693)	1,897
	$4,877	$25	$(693)	$4,209

	Amortized	Gross Unrealized		Fair
December 31, 2014	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,295	$-	$(10)	$2,285

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
December 31, 2015	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$20,751	$459	$(22)	$21,188
Residential government-sponsored collateralized mortgage obligations	2,946	-	(66)	2,880
Government-sponsored agency securities	55,937	222	(618)	55,541
Obligations of states and political subdivisions	12,794	157	(67)	12,884
Trust preferred securities	4,352	-	(381)	3,971
	$96,780	$838	$(1,154)	$96,464

	Amortized	Gross Unrecognized		Fair
December 31, 2014	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$22,897	$708	$(8)	$23,597
Residential government-sponsored collateralized mortgage obligations	3,564	-	(53)	3,511
Government-sponsored agency securities	44,949	294	(822)	44,421
Obligations of states and political subdivisions	15,531	108	(145)	15,494
Other residential collateralized mortgage obligations	599	-	-	599
Trust preferred securities	6,518	1,527	(1,574)	6,471
	$94,058	$2,637	$(2,602)	$94,093

The amortized cost amounts are net of recognized other than temporary impairment.

In the second quarter of 2015, we transferred from our held-to-maturity (HTM) portfolio all of the trust preferred securities and a non-government sponsored residential CMO that had been other than temporarily impaired to the available-for-sale (AFS) classification. We sold five of these trust preferred securities and the CMO recognizing gains of $914 thousand and losses of $394 thousand. Due to the significant deterioration in these issuers’ creditworthiness which could not have been reasonably anticipated, we feel that our change in classification does not taint our intentions in regards to the remainder of our HTM portfolio. We consider this transfer to be isolated, nonrecurring and unusual for Southern National.

During 2014, we sold no securities. During 2013, we sold 55 thousand shares of available for sale FHLMC preferred stock resulting in a gain of $142 thousand.

The fair value and amortized cost, if different, of debt securities as of December 31, 2015 by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in five to ten years	$12,200	$12,206	$-	$-
Due after ten years	60,883	60,190	4,877	4,209
Residential government-sponsored mortgage-backed securities	20,751	21,188	-	-
Residential government-sponsored collateralized mortgage obligations	2,946	2,880	-	-
Total	$96,780	$96,464	$4,877	$4,209

Securities with a carrying amount of approximately $89.7 million and $71.8 million at December 31, 2015 and 2014, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment. At December 31, 2015 and 2014, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $62.7 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at December 31, 2015. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of December 31, 2015. The following tables present information regarding securities in a continuous unrealized loss position as of December 31, 2015 and 2014 (in thousands) by duration of time in a loss position:

December 31, 2015
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Trust preferred securities	$-	$-	$1,897	$(693)	$1,897	$(693)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$5,459	$(14)	$640	$(8)	$6,099	$(22)
Residential government-sponsored collateralized mortgage obligations	512	(5)	2,368	(61)	2,880	(66)
Government-sponsored agency securities	35,453	(507)	9,878	(111)	45,331	(618)
Obligations of states and political subdivisions	-	-	2,513	(67)	2,513	(67)
Trust preferred securities	-	-	3,971	(381)	3,971	(381)
	$41,424	$(526)	$19,370	$(628)	$60,794	$(1,154)

December 31, 2014

	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$485	$(1)	$1,800	$(9)	$2,285	$(10)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$3,506	$(8)	$-	$-	$3,506	$(8)
Residential government-sponsored collateralized mortgage obligations	692	(3)	2,819	(50)	3,511	(53)
Government-sponsored agency securities	-	-	29,154	(822)	29,154	(822)
Obligations of states and political subdivisions	485	(20)	8,139	(125)	8,624	(145)
Trust preferred securities	-	-	4,233	(1,574)	4,233	(1,574)
	$4,683	$(31)	$44,345	$(2,571)	$49,028	$(2,602)

As of December 31, 2015, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A1	A	$4,462	$4,081	$3,733	13%	$251
MMCF III B	Senior Sub	A3	A-	Ba1	BB	276	271	238	32%	5
						4,738	4,352	3,971		$256

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,100	680	36%	400
ALESCO V C1	Mezzanine	A2	A	Caa3	C	2,150	1,490	1,217	13%	660
						3,650	2,590	1,897		$1,060

Total						$8,388	$6,942	$5,868

(1) Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion

(2) Pre-tax

Each of these securities has been evaluated for other than temporary impairment (“OTTI”). In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

•	.5% of the remaining performing collateral will default or defer per annum.
•	Recoveries of 11% with a two year lag on all defaults and deferrals.
•	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized no OTTI charges during 2015, and we recognized OTTI charges of $41 thousand during 2014 and $3 thousand during 2013.

The following table presents a roll forward of the credit losses recognized in earnings for the periods ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$8,949	$8,911	$8,994
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	-	41	3
Reductions due to sales of securities for which an other-than-temporary impairment was previously recognized	(7,889)	-	-
Reductions due to realized losses	-	(3)	(86)
Amount of cumulative other-than-temporary impairment related to credit loss as of December 31	$1,060	$8,949	$8,911

Changes in accumulated other comprehensive income by component for the years ended December 31, 2015, 2014 and 2013 are shown in the table below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
For the year ended December 31, 2015	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(6)	$(3,014)	$(3,020)
Other comprehensive income/(loss) before reclassifications	(434)	21	$(413)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	2,823	2,823
Net current-period other comprehensive income/(loss)	(434)	2,844	2,410
Ending balance	$(440)	$(170)	$(610)

	Unrealized Holding
	Gains (Losses) on
For the year ended December 31, 2014	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(203)	$(2,987)	$(3,190)
Other comprehensive income/(loss) before reclassifications	197	(27)	170
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	197	(27)	170
Ending balance	$(6)	$(3,014)	$(3,020)

	Unrealized Holding
	Gains (Losses) on
For the year ended December 31, 2013	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$44	$(3,025)	$(2,981)
Other comprehensive income/(loss) before reclassifications	(153)	38	(115)
Amounts reclassified from accumulated other comprehensive income/(loss)	(94)	-	(94)
Net current-period other comprehensive income/(loss)	(247)	38	(209)
Ending balance	$(203)	$(2,987)	$(3,190)

3.	LOANS

Loans, net of unearned income, consist of the following at year end (in thousands):

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	December 31, 2015			December 31, 2014
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$141,521	$141,521	$-	$136,597	$136,597
Commercial real estate - non-owner-occupied	-	256,513	256,513	-	200,517	200,517
Secured by farmland	-	578	578	-	612	612
Construction and land loans	-	67,832	67,832	-	57,938	57,938
Residential 1-4 family	12,994	165,077	178,071	14,837	123,233	138,070
Multi- family residential	-	25,501	25,501	-	21,832	21,832
Home equity lines of credit	21,379	13,798	35,177	23,658	9,751	33,409
Total real estate loans	34,373	670,820	705,193	38,495	550,480	588,975

Commercial loans	-	124,985	124,985	-	114,714	114,714
Consumer loans	-	1,366	1,366	-	1,564	1,564
Gross loans	34,373	797,171	831,544	38,495	666,758	705,253

Less deferred fees on loans	-	(2,119)	(2,119)	1	(1,782)	(1,781)
Loans, net of deferred fees	$34,373	$795,052	$829,425	$38,496	$664,976	$703,472

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

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of December 31, 2015, non-covered loans included $29.6 million of loans acquired in the HarVest acquisition and $52.0 million acquired in the PGFSB acquisition.

Accretable discount on the acquired covered loans, the PGFSB loans and the HarVest loans was $7.9 million and $9.3 million at December 31, 2015 and December 31, 2014 respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

December 31, 2015	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$6,492	$6,986	$-	$6,492	$6,986	$-
Commercial real estate - non-owner occupied (2)	-	-	-	136	230	-	136	230	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	2,102	2,698	-	2,102	2,698	-
Residential 1-4 family (4)	1,066	1,243	-	-	-	-	1,066	1,243	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$1,066	$1,243	$-	$8,730	$9,914	$-	$9,796	$11,157	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$1,370	$1,484	$439	$1,370	$1,484	$439
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,382	3,382	400	3,382	3,382	400
Residential 1-4 family (4)	-	-	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$4,752	$4,866	$839	$4,752	$4,866	$839
Grand total	$1,066	$1,243	$-	$13,482	$14,780	$839	$14,548	$16,023	$839

(1) Recorded investment is after cumulative prior charge offs of $1.2 million. These loans also have aggregate SBA guarantees of $3.5 million.

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

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Year ended 12/31/15	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$7,156	$297	$7,156	$297
Commercial real estate - non-owner occupied (1)	-	-	822	11	822	11
Construction and land development	-	-	89	-	89	-
Commercial loans	-	-	3,428	-	3,428	-
Residential 1-4 family (2)	1,501	26	-	-	1,501	26
Other consumer loans	-	-	-	-	-	-

Total	$1,501	$26	$11,495	$308	$12,996	$334

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$2,259	$42	$2,259	$42
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	93	-	93	-
Commercial loans	-	-	3,488	213	3,488	213
Residential 1-4 family (2)	-	-	416	-	416	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$6,256	$255	$6,256	$255
Grand total	$1,501	$26	$17,751	$563	$19,252	$589

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Year ended 12/31/14	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$599	$-	$9,508	$511	$10,107	$511
Commercial real estate - non-owner occupied (1)	1,611	-	581	-	2,192	-
Construction and land development	-	-	421	-	421	-
Commercial loans	-	-	6,154	223	6,154	223
Residential 1-4 family (2)	1,317	40	3,984	-	5,301	40
Other consumer loans	-	-	-	-	-	-

Total	$3,527	$40	$20,648	$734	$24,175	$774

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$382	$14	$382	$14
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	93	-	93	-
Commercial loans	-	-	955	-	955	-
Residential 1-4 family (2)	-	-	415	-	415	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$1,845	$14	$1,845	$14
Grand total	$3,527	$40	$22,493	$748	$26,020	$788

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Year ended 12/31/13	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$258	$55	$6,852	$439	$7,110	$494
Commercial real estate - non-owner occupied (1)	2,157	134	913	38	3,070	172
Construction and land development	231	-	2,612	-	2,843	-
Commercial loans	69	-	4,024	66	4,093	66
Residential 1-4 family (2)	1,580	47	4,251	347	5,831	394
Other consumer loans	-	-	-	-	-	-

Total	$4,295	$236	$18,652	$890	$22,947	$1,126

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$422	$17	$422	$17
Commercial real estate - non-owner occupied (1)	-	-	817	-	817	-
Construction and land development	-	-	93	-	93	-
Commercial loans	-	-	1,493	-	1,493	-
Residential 1-4 family (2)	-	-	415	127	415	127
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,240	$144	$3,240	$144
Grand total	$4,295	$236	$21,892	$1,034	$26,187	$1,270

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2015 and 2014 (in thousands):

December 31, 2015	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	119	43	-	162	698	33,513	34,373
Other consumer loans	-	-	-	-	-	-	-

Total	$119	$43	$-	$162	$698	$33,513	$34,373

Non-covered loans:
Commercial real estate - owner occupied	$561	$-	$-	$561	$2,071	$138,889	$141,521
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	282,592	282,592
Construction and land development	-	-	-	-	-	67,832	67,832
Commercial loans	267	-	-	267	2,102	122,616	124,985
Residential 1-4 family (2)	85	-	-	85	-	178,790	178,875
Other consumer loans	1	-	-	1	-	1,365	1,366

Total	$914	$-	$-	$914	$4,173	$792,084	$797,171

Total loans:
Commercial real estate - owner occupied	$561	$-	$-	$561	$2,071	$138,889	$141,521
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	282,592	282,592
Construction and land development	-	-	-	-	-	67,832	67,832
Commercial loans	267	-	-	267	2,102	122,616	124,985
Residential 1-4 family (2)	204	43	-	247	698	212,303	213,248
Other consumer loans	1	-	-	1	-	1,365	1,366

Total	$1,033	$43	$-	$1,076	$4,871	$825,597	$831,544

December 31, 2014	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	10	148	-	158	859	37,478	38,495
Other consumer loans	-	-	-	-	-	-	-

Total	$10	$148	$-	$158	$859	$37,478	$38,495

Non-covered loans:
Commercial real estate - owner occupied	$-		$-	$-	$1,524	$135,073	$136,597
Commercial real estate - non-owner occupied (1)	4,128	-	-	4,128	-	218,833	222,961
Construction and land development	-	-	-	-	467	57,471	57,938
Commercial loans	-	-	-	-	3,140	111,574	114,714
Residential 1-4 family (2)	319	586	-	905	521	131,558	132,984
Other consumer loans	6	-	-	6	-	1,558	1,564

Total	$4,453	$586	$-	$5,039	$5,652	$656,067	$666,758

Total loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$1,524	$135,073	$136,597
Commercial real estate - non-owner occupied (1)	4,128	-	-	4,128	-	218,833	222,961
Construction and land development	-	-	-	-	467	57,471	57,938
Commercial loans	-	-	-	-	3,140	111,574	114,714
Residential 1-4 family (2)	329	734	-	1,063	1,380	169,036	171,479
Other consumer loans	6	-	-	6	-	1,558	1,564

Total	$4,463	$734	$-	$5,197	$6,511	$693,545	$705,253

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Activity in the allowance for non-covered loan and lease losses by class of loan for the years ended December 31, 2015, 2014 and 2013 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Year ended December 31, 2015	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393
Charge offs	(1,067)	-	-	(1,174)	(413)	(19)	-	(2,673)
Recoveries	18	18	139	91	259	1	-	526
Provision	1,379	81	(918)	2,061	240	17	315	3,175
Ending balance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421

Year ended December 31, 2014
Allowance for loan losses:
Beginning balance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039
Charge offs	(573)	-	(250)	(1,998)	(449)	-	-	(3,270)
Recoveries	10	23	4	125	7	5	-	174
Provision	604	115	822	1,139	462	(10)	318	3,450
Ending balance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393

Year ended December 31, 2013
Allowance for loan losses:
Beginning balance	$932	$1,474	$970	$2,110	$1,163	$33	$285	$6,967
Charge offs	-	(199)	(650)	(2,286)	(776)	(144)	-	(4,055)
Recoveries	13	146	7	204	129	4	-	503
Provision	(131)	(436)	741	2,769	786	161	(266)	3,624
Ending balance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Activity in the allowance for covered loan and lease losses by class of loan for the years ended December 31, 2015, 2014 and 2013 is summarized below (in thousands).

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Year ended December 31, 2015	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$17	$4	$-	$21
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	(17)	-	-	(17)
Provision	-	-	-	-	-	(4)	-	(4)
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Year ended December 31, 2014
Allowance for loan losses:
Beginning balance	$-	$45	$-	$-	$-	$6	$-	$51
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	(36)	-	-	14	(2)	-	(24)
Provision	-	(9)	-	-	3	-	-	(6)
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

Year ended December 31, 2013
Allowance for loan losses:
Beginning balance	$-	$45	$-	$43	$-	$11	$-	$99
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	(35)	-	(4)	-	(39)
Provision	-	-	-	(8)	-	(1)	-	(9)
Ending balance	$-	$45	$-	$-	$-	$6	$-	$51

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.

(3) Includes home equity lines of credit.

The following table presents the balance in the allowance for non-covered loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of December 31, 2015 and 2014 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
December 31, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$439	$-	$-	$400	$-	$-	$-	$839
Collectively evaluated for impairment	746	1,222	865	2,641	1,408	48	652	7,582
Total ending allowance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421

Loans:
Individually evaluated for impairment	$7,862	$136	$-	$5,484	$-	$-	$-	$13,482
Collectively evaluated for impairment	133,659	282,456	67,832	119,501	178,875	1,366	-	783,689
Total ending loan balances	$141,521	$282,592	$67,832	$124,985	$178,875	$1,366	$-	$797,171

December 31, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$151	$-	$120	$134	$300	$-	$-	$705
Collectively evaluated for impairment	704	1,123	1,524	1,929	1,022	49	337	6,688
Total ending allowance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393

Loans:
Individually evaluated for impairment	$12,003	$1,859	$467	$8,139	$1,344	$-	$-	$23,812
Collectively evaluated for impairment	124,594	221,102	57,471	106,575	131,640	1,564	-	642,946
Total ending loan balances	$136,597	$222,961	$57,938	$114,714	$132,984	$1,564	$-	$666,758

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

The following table presents the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of December 31, 2015 and 2014 (in thousands).

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
December 31, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-
Total ending allowance	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Individually evaluated for impairment	$-		$-	$-	$1,066	$-		$1,066
Collectively evaluated for impairment	-	-	-	-	33,307	-	-	33,307
Total ending loan balances	$-	$-	$-	$-	$34,373	$-	$-	$34,373

December 31, 2014
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	17	4	-	21
Total ending allowance	$-	$-	$-	$-	$17	$4	$-	$21

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$1,740	$-	$-	$1,740
Collectively evaluated for impairment					36,755		-	36,755
Total ending loan balances	$-	$-	$-	$-	$38,495	$-	$-	$38,495

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

During year ending December 31, 2015, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $699 thousand, was 30 – 59 days delinquent as of June 30, 2015, but is current as of December 31, 2015.

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

As of December 31, 2015 and 2014, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

December 31, 2015	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$3,666	$7,862	$129,993	$141,521	$11,528	$129,993	$141,521
Commercial real estate - non-owner occupied (2)	-	-	-	-	136	282,456	282,592	136	282,456	282,592
Construction and land development	-	-	-	552	-	67,280	67,832	552	67,280	67,832
Commercial loans	-	-	-	4,014	5,484	115,487	124,985	9,498	115,487	124,985
Residential 1-4 family (4)	1,066	33,307	34,373	-	-	178,875	178,875	1,066	212,182	213,248
Other consumer loans	-	-	-	-	-	1,366	1,366	-	1,366	1,366

Total	$1,066	$33,307	$34,373	$8,232	$13,482	$775,457	$797,171	$22,780	$808,764	$831,544

December 31, 2014	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$917	$12,003	$123,677	$136,597	$12,920	$123,677	$136,597
Commercial real estate - non-owner occupied (2)	-	-	-	234	-	222,727	222,961	234	222,727	222,961
Construction and land development	-	-	-	593	467	56,878	57,938	1,060	56,878	57,938
Commercial loans	-	-	-	30	8,139	106,545	114,714	8,169	106,545	114,714
Residential 1-4 family (4)	1,740	36,755	38,495	584	1,344	131,056	132,984	3,668	167,811	171,479
Other consumer loans	-	-	-	-	-	1,564	1,564	-	1,564	1,564

Total	$1,740	$36,755	$38,495	$2,358	$21,953	$642,447	$666,758	$26,051	$679,202	$705,253

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.

(2) Includes loans secured by farmland and multi-family residential loans.

(3) Includes SBA guarantees of $3.5 million and $4.7 million as of December 31, 2015 and 2014, respectively.

(4) Includes home equity lines of credit.

The amount of foreclosed residential real estate property held at December 31, 2015 was $4.1 million. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $763 thousand at December 31, 2015.

Purchased Loans

The following table presents the carrying amount of purchased impaired and non-impaired loans from the GAB acquisition as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Purchased	Purchased		Purchased	Purchased
	Impaired	Non-impaired		Impaired	Non-impaired
	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate	$1,247	$4,045	$5,292	$1,280	$5,290	$6,570
Construction and land development	-	-	$-	-	-	-
Commercial loans	197	314	$511	200	497	697
Residential 1-4 family	-	34,373	$34,373	-	38,495	38,495
Other consumer loans	-	26	$26	-	72	72

Total	$1,444	$38,758	$40,202	$1,480	$44,354	$45,834

The indemnification against losses in the non-single family portfolio on the GAB portfolio ended in December 2014. The FDIC indemnification on the GAB residential mortgages and home equity lines of credit continues until December 2019.

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the Greater Atlantic acquisition were as follows for the years ended December 31, 2015 and 2014 (in thousands):

	December 31, 2015				December 31, 2014
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at beginning of period	$-	$1,480	$5,191	$44,354	$-	$1,522	$6,854	$50,174
Additions	-	-	-	-	-	-	-	-
Accretion	-	-	(1,611)	1,611	-	-	(1,928)	1,928
Reclassifications from nonaccretable balance	-	-	1,061		-	-	296	-
Adjustment-transfer to OREO	-	-	(44)	(343)	-		(31)	(375)
Payments received	-	(36)		(6,864)	-	(42)	-	(7,373)
Balance at end of period	$-	$1,444	$4,597	$38,758	$-	$1,480	$5,191	$44,354

The following table presents the carrying amount of purchased impaired and non-impaired loans from the HarVest acquisition as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Purchased	Purchased		Purchased	Purchased
	Impaired	Non-impaired		Impaired	Non-impaired
	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate	$296	$12,637	$12,933	$323	$14,224	$14,547
Construction and land development	552	3,102	3,654	593	3,234	3,827
Commercial loans	-	2,745	2,745	-	3,492	3,492
Residential 1-4 family	840	9,392	10,232	855	11,277	12,132
Other consumer loans	-	2	2	-	3	3

Total	$1,688	$27,878	$29,566	$1,771	$32,230	$34,001

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the HarVest acquisition were as follows for the years ended December 31, 2015 and 2014 (in thousands):

	December 31, 2015				December 31, 2014
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at beginning of period	$-	$1,771	$1,218	$32,230	$-	$1,857	$2,087	$37,012
Additions	-	-	-	-	-	-	-	-
Accretion	-	-	(360)	360	-	-	(869)	869
Reclassifications from nonaccretable balance	-	-	-	-	-	-	-	-
Payments received	-	(83)	-	(4,712)	-	(86)	-	(5,651)
Balance at end of period	$-	$1,688	$858	$27,878	$-	$1,771	$1,218	$32,230

The following table presents the carrying amount of purchased impaired and non-impaired loans from the PGFSB acquisition as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Purchased	Purchased		Purchased	Purchased
	Impaired	Non-impaired		Impaired	Non-impaired
	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate	$339	$2,880	$3,219	$371	$3,306	$3,677
Construction and land development	364	892	1,256	649	1,168	1,817
Commercial loans	-	174	174	-	204	204
Residential 1-4 family	-	47,133	47,133	-	53,860	53,860
Other consumer loans	-	184	184	-	225	225

Total	$703	$51,263	$51,966	$1,020	$58,763	$59,783

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the PGFSB acquisition were as follows for the year ended December 31, 2015 and 2014 (in thousands):

	December 31, 2015				December 31, 2014
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans
Balance at beginning of period	$-	$1,020	$2,908	$58,763	$-	$-	$-	$-
Additions	-	-	-	-	-	642	3,121	61,190
Accretion	-		(446)	446	-	-	(213)	213
Reclassifications from nonaccretable balance	-	-	-	-	-	-	-	-
Disbursements	-	-	-	-	-	388	-	-
Adjustment-transfer to OREO	-	-	-	-	-	-	-	(285)
Payments received	-	(317)	-	(7,946)	-	(10)	-	(2,355)
Balance at end of period	$-	$703	$2,462	$51,263	$-	$1,020	$2,908	$58,763

4.	FAIR VALUE

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,312	$-	$2,312	$-
Trust preferred securities	1,897	-	1,897	-
	$4,209	$-	$4,209	$-

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,285	$-	$2,285	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

Prior to the quarter ended March 31, 2015, due to market conditions as well as the limited trading activity of these securities, the market value of the securities was highly sensitive to assumption changes and market volatility. We had determined that our trust preferred securities were classified within Level 3 of the fair value hierarchy. Market conditions and trading activity has improved significantly for trust preferred securities, and the fair value as of December 31, 2015 was estimated within Level 2 of the fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at December 31, 2015 and December 31, 2014. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $13.5 million (including SBA guarantees of $3.5 million) as of December 31, 2015 with an allocated allowance for loan losses totaling $839 thousand compared to a carrying amount of $23.8 million (including SBA guarantees of $4.7 million) with an allocated allowance for loan losses totaling $705 thousand at December 31, 2014.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 6% to 7.6% of collateral valuation at December 31, 2015 and December 31, 2014. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At December 31, 2015, the total amount of non-covered OREO was $10.1 million and covered OREO was $343 thousand. As of December 31, 2014, the total amount of OREO was $13.1 million all of which was non-covered.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$7,423			$7,423
Commercial real estate - non-owner occupied (1)	136			136
Commercial loans	5,084			5,084
Impaired covered loans:
Residential 1-4 family	1,066			1,066
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,110			1,110
Commercial real estate - non-owner occupied (1)	237			237
Construction and land development	5,007			5,007
Residential 1-4 family	3,741			3,741
Covered other real estate owned:
Residential 1-4 family	343			343

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$11,852			$11,852
Commercial real estate - non-owner occupied (1)	1,859			1,859
Construction and land development	347			347
Commercial loans	8,005			8,005
Residential 1-4 family	1,044			1,044
Impaired covered loans:
Residential 1-4 family	1,740			1,740
Non-covered other real estate owned:
Commercial real estate - owner occupied	461			461
Commercial real estate - non-owner occupied (1)	1,792			1,792
Construction and land development	6,818			6,818
Residential 1-4 family	3,980			3,980

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		December 31, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$30,336	$30,336	$38,320	$38,320
Securities available for sale	See previous table	4,209	4,209	2,285	2,285
Securities held to maturity	Level 2	96,780	96,464	94,058	94,093
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	6,929	n/a	5,681	n/a
Equity investment in mortgage affiliate	Level 3	4,459	4,459	3,631	3,631
Preferred investment in mortgage affiliate	Level 3	2,555	2,555	1,805	1,805
Net non-covered loans	Level 3	786,631	793,541	657,583	666,621
Net covered loans	Level 3	34,373	38,077	38,475	43,663
Accrued interest receivable	Level 2 & Level 3	2,914	2,914	2,904	2,904
FDIC indemnification asset	Level 3	2,922	745	3,571	2,261
Financial liabilities:
Demand deposits	Level 1	111,849	111,849	94,578	94,578
Money market and savings accounts	Level 1	181,670	181,670	181,452	181,452
Certificates of deposit	Level 3	531,775	531,456	466,395	466,391
Securities sold under agreements to
repurchase and other short-term borrowings	Level 1	69,381	69,381	29,044	29,044
FHLB advances	Level 3	15,000	15,041	25,000	25,526
Accrued interest payable	Level 1 & Level 3	846	846	560	560

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, savings accounts, money market accounts, short-term debt, and variable rate loans that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. A discount for liquidity risk was not considered necessary in estimating the fair value of loans. It was not practicable to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability. Carrying amount is the estimated fair value for the equity investment and the preferred investment in the mortgage affiliate. Fair value of long-term debt is based on current rates for similar financing. The fair value of the FDIC indemnification asset was determined by discounting estimated future cash flows using the long-term risk free rate plus a premium and represents the present value of our current expectation for recoveries from the FDIC on covered loans. The fair value of off-balance-sheet items is not considered material. The fair value of loans is not presented on an exit price basis.

5.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Land	$2,261	$2,261
Building and improvements	5,842	5,811
Leasehold improvements	2,428	2,394
Furniture and equipment	4,189	3,948
	14,720	14,414
Less accumulated depreciation and amortization	5,838	4,961
Bank premises and equipment, net	$8,882	$9,453

Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2015 are as follows (in thousands):

2016	$1,852
2017	1,827
2018	1,583
2019	1,333
2020	825
Thereafter	574
$7,994

The leases contain options to extend for periods of 2 to 6 years. Rental expense for 2015, 2014 and 2013 was $2.0 million, $2.0 million and $2.0 million, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Goodwill is primarily related to the 2006 acquisition of 1st Service Bank. The acquisition of PGFSB in 2014 increased goodwill by $1.4 million. Our annual assessment timing is during the third calendar quarter. For the 2015 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and that it was not necessary to perform the two-step test pursuant to ASC 350-20. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics. No impairment was indicated in 2015 or 2014.

The changes in goodwill are presented in the following table (in thousands):

	2015	2014

Balance as of January 1	$10,514	$9,160
PGFSB acquisition	-	1,354

Balance as of December 31	$10,514	$10,514

Acquired Intangible Assets

Acquired intangible assets were as follows at year end (in thousands):

	December 31, 2015
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Amortizable core deposit intangibles	$7,477	$(6,384)	$1,093

	December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Amortizable core deposit intangibles	$7,477	$(6,123)	$1,354

Estimated amortization expense of intangibles for the years ended December 31 follows (in thousands):

2016	$219
2017	194
2018	184
2019	173
2020	111
Thereafter	212
$1,093

7.	FDIC INDEMNIFICATION ASSET

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

120

	2015	2014
Balance as of January 1	$3,571	$5,804
Payments from FDIC	(3)	(1,037)
Reforecasting adjustment (1)	(16)	34
Accretion (amortization)	(630)	(1,230)
Balance as of December 31	$2,922	$3,571

(1)	Represents an increase in the carrying value of the indemnification asset resulting from increased reforecasted losses in individual covered loans and covered loan pools.

During 2015, and based on the actual historical losses on the loan pools over the previous 24 month period, expected losses on the acquired Greater Atlantic loans (the covered loans) were lower than previously forecasted which results in a lower expected recovery from the FDIC. As of December 31, 2015, we expect to recover $745 thousand from the FDIC under the indemnification agreement. The difference between the carrying amount of $2.9 million and the estimated recovery is being amortized over the remaining life of the indemnification agreement or the expected life of the loans, whichever is shorter.

There were two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5 year agreement which expired in December 2014. The current overstatement is due to improvements in the loss estimates in the single family covered loans.

8.	DEPOSITS

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2015 and 2014 was $99.5 million and $69.4 million, respectively. At December 31, 2015, the scheduled maturities of time deposits are as follows (in thousands):

2016	$280,644
2017	105,695
2018	90,782
2019	36,759
2020	17,895
$531,775

The following table sets forth the maturities of certificates of deposit of $250 thousand and over as of December 31, 2015 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$3,539	$10,532	$16,874	$68,538	$99,483

As of December 31, 2015, we had brokered certificates of deposit in the amount of $62.0 million and brokered money market deposits of $15.4 million. At December 31, 2014, we had brokered certificates of deposit in the amount of $77.0 million, and we had brokered money market deposits of $10.2 million.

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (FHLB) overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase that mature within one year, which are secured transactions with customers or broker/dealers. Other short-term borrowings consist of the following (in thousands):

	2015	2014	2013

FHLB overnight advances	$49,000	$15,250	$-
Other short-term FHLB advances maturing 11/4/2016	10,000	-	-
Other short-term FHLB advances maturing 1/27/2014	-	-	20,000
Other short-term FHLB advances maturing 7/25/2014	-	-	5,250
Securities sold under agreements to repurchase	10,381	13,794	14,545
Total	$69,381	$29,044	$39,795

Weighted average interest rate at year end	0.51%	0.65%	0.38%

For the periods ended December 31, 2015, 2014 and 2013:
Average outstanding balance	$34,673	$37,810	$17,259
Average interest rate during the year	0.76%	0.51%	0.60%

Maximum month-end outstanding balance	$69,381	$66,852	$39,795

At December 31, 2015 and 2014, we have pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $26.7 million and $20.8 million, respectively, to customers who require collateral for overnight repurchase agreements and other deposits.

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

10.	FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from the Federal Home Loan Bank were as follows (in thousands):

	2015	2014

FHLB fixed rate advance maturing June 2016 with a rate of 1.78%	-	5,000
FHLB fixed rate advance maturing June 2016 with a rate of 1.78%	-	5,000
FHLB fixed rate advance maturing June 2016 with a rate of 2.08%	-	5,000
FHLB fixed rate advance maturing June 2016 with a rate of 2.03%	-	5,000
FHLB fixed rate advance maturing June 2017 with a rate of 2.26%	5,000	5,000
FHLB fixed rate advance maturing June 2017 with a rate of 0.80%	10,000	-

Total FHLB advances	$15,000	$25,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. Residential 1-4 family mortgage loans in the amount of approximately $30.2 million and $39.0 million were pledged as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) advances as of December 31, 2015 and 2014, respectively. Home equity lines of credit (HELOCs) in the amount of approximately $20.9 million and $24.3 million were pledged as collateral for FHLB advances at December 31, 2015 and 2014, respectively. Commercial mortgage loans in the amount of approximately $164.7 million and $134.9 million were pledged as collateral for FHLB advances as of December 31, 2015 and 2014, respectively. Investment securities in the amount of $44.6 million and $50.5 million were pledged as collateral for FHLB advances at December 31, 2015 and 2014, respectively.

At December 31, 2015, Sonabank had available collateral to borrow an additional $122.6 million from the FHLB.

11.	INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014 (in thousands):

	2015	2014

Deferred tax assets:
Allowance for loan losses	$2,934	$2,570
Organization costs	100	127
Unearned loan fees and other	739	617
Other real estate owned write-downs	1,063	942
FDIC assisted transactions timing difference	827	1,721
Other than temporary impairment charge	369	2,454
Net unrealized loss on securities available for sale	314	1,549
Purchase accounting	1,205	1,340
Deferred compensation	707	563
Other	188	182
Total deferred tax assets	8,446	12,065
Deferred tax liabilities:
FDIC indemnification asset	1,018	1,238
Depreciation	712	744

Total deferred tax liabilities	1,730	1,982
Net deferred tax assets	$6,716	$10,083

No valuation allowance was deemed necessary on deferred tax assets in 2015, 2014 or 2013. Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that Southern National will generate the necessary taxable income in future periods.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2015, 2014 or 2013. Southern National and its subsidiary file a consolidated U. S. federal tax return, and Southern National files a Virginia state income tax return. Sonabank files a Maryland state income tax return. These returns are subject to examination by taxing authorities for all years after 2011.

The provision for income taxes consists of the following for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013

Current tax expense
Federal	$2,367	$4,047	$2,852
State	168	125	82
Total current tax expense	2,535	4,172	2,934

Deferred tax benefit
Federal	2,123	(394)	102
State	9	(24)	-
Total deferred tax expense (benefit)	2,132	(418)	102

Total income tax expense	$4,667	$3,754	$3,036

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 34% to pretax income for the years ended December 31, 2015, 2014 and 2013 due to the following (in thousands):

	2015	2014	2013

Computed expected tax expense at statutory rate	$4,745	$3,821	$3,160
Reduction in tax expense resulting from:
Income from bank-owned life insurance	(216)	(210)	(202)
Other, net	138	143	78

Income tax expense	$4,667	$3,754	$3,036

12.	EMPLOYEE BENEFITS

Southern National has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by Southern National. Expense for 2015, 2014 and 2013 was $108 thousand, $102 thousand and $115 thousand, respectively.

A deferred compensation plan that covers two executive officers was established in 2007. Under the plan, the Bank pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest over 10 years, beginning with the individual’s retirement. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation in 2015, 2014 and 2013 was $403 thousand, $340 thousand and $225 thousand, respectively. The deferred compensation liability was $2.0 million and $1.6 million as of December 31, 2015 and 2014, respectively.

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

Southern National granted 125,500 options during 2015. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the years indicated:

	2015	2014	2013
Expected life	10 years	10 years	10 years
Expected volatility	14.71%	29.30%	34.21%
Risk-free interest rate	2.26%	2.48%	2.42%
Weighted average fair value per option granted	$0.51	$2.88	$3.58
Dividend yield	5.51%	2.55%	1.29%

A summary of the activity in the stock option plan for 2015 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	621,050	$8.49
Granted	125,500	11.43
Forfeited	(2,200)	9.09
Exercised	(79,950)	8.84
Options outstanding, end of period	664,400	$9.00	6.8	$2,703

Vested or expected to vest	664,400	$9.00	6.8	$2,703

Exercisable at end of period	329,150	$7.92	5.3	$1,698

Stock-based compensation expense was $331 thousand, $317 thousand and $284 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, unrecognized compensation expense associated with stock options was $630 thousand which is expected to be recognized over a weighted average period of 2.8 years.

14.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $6.7 million and $8.4 million as of December 31, 2015 and 2014, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments are made predominately for adjustable rate loans, and generally have fixed expiration dates of up to three months or other termination clauses and usually require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis.

At December 31, 2015 and 2014, we had unfunded lines of credit and undisbursed construction loan funds totaling $132.3 million and $113.3 million, respectively. We had approved loan commitments in the amount of $2.7 million as of December 31, 2015, and we had no approved loan commitments as of December 31, 2014. Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

15.	EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2015, 2014 and 2013 (in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2015
Basic EPS	$9,289	12,224	$0.76
Effect of dilutive stock options and warrants		106	-
Diluted EPS	$9,289	12,330	$0.75

For the year ended December 31, 2014
Basic EPS	$7,483	11,846	$0.63
Effect of dilutive stock options and warrants		81	-
Diluted EPS	$7,483	11,927	$0.63

For the year ended December 31, 2013
Basic EPS	$6,258	11,590	$0.54
Effect of dilutive stock options and warrants		37	-
Diluted EPS	$6,258	11,627	$0.54

There were 643,164 anti-dilutive options and warrants during 2015. There were 622,593 anti-dilutive options and warrants during 2014, and there were 676,463 anti-dilutive options and warrants during 2013.

16.	REGULATORY MATTERS

Southern National and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2015 and 2014, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for prompt corrective action.

Quantitative measures established by regulation to ensure capital adequacy require Southern National to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2015, that Southern National meets all capital adequacy requirements to which it is subject.

The capital amounts and ratios for Southern National and Sonabank at year end are presented in the following table (in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Southern National
Common equity tier 1 capital ratio	$109,276	13.13%	$37,254	4.50%	$54,101	6.50%
Tier 1 risk-based capital ratio	109,276	13.13%	49,939	6.00%	66,585	8.00%
Total risk-based capital ratio	117,697	14.14%	66,585	8.00%	83,232	10.00%
Leverage ratio	109,276	11.06%	39,509	4.00%	49,386	5.00%
Sonabank
Common equity tier 1 capital ratio	$108,054	12.99%	$37,436	4.50%	$54,075	6.50%
Tier 1 risk-based capital ratio	108,054	12.99%	49,915	6.00%	66,553	8.00%
Total risk-based capital ratio	116,475	14.00%	66,553	8.00%	83,192	10.00%
Leverage ratio	108,054	10.94%	39,493	4.00%	49,366	5.00%

December 31, 2014
Southern National
Tier 1 risk-based capital ratio	$105,107	15.19%	$27,671	4.00%	$41,507	6.00%
Total risk-based capital ratio	112,521	16.27%	55,343	8.00%	69,179	10.00%
Leverage ratio	105,107	11.80%	35,623	4.00%	44,529	5.00%
Sonabank
Tier 1 risk-based capital ratio	$104,007	15.04%	$27,658	4.00%	$41,487	6.00%
Total risk-based capital ratio	111,421	16.11%	55,316	8.00%	69,145	10.00%
Leverage ratio	104,007	11.68%	35,609	4.00%	44,511	5.00%

Southern National’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2016, the Bank could, without prior approval, declare dividends of approximately $16.9 million plus any 2016 net profits retained to the date of the dividend declaration.

17.	ACQUISTIONS

The merger with PGFSB was completed on August 1, 2014, and allowed Southern National to expand its presence in Maryland. Southern National acquired PGFSB in a cash and stock transaction. PGFSB was founded in 1931 and is headquartered in Upper Marlboro, which is the County Seat of Prince George’s County, Maryland. PGFSB has four offices, all of which are in Maryland, including a main office in Upper Marlboro and three branch offices in Dunkirk, Brandywine and Huntingtown. PGFSB has an excellent core deposit base reflecting its tenure in the communities it serves, and its lending activities have historically been focused on residential mortgages which make up the vast majority of loans acquired.

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

18.	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Southern National Bancorp of Virginia, Inc. follows (in thousands):

CONDENSED BALANCE SHEETS

DECEMBER 31,

	2015	2014

ASSETS
Cash	$823	$769
Investment in subsidiary	118,413	112,879
Other assets	400	331
Total assets	$119,636	$113,979

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity:
Common stock	$122	$122
Additional paid in capital	104,389	104,072
Retained earnings	15,735	12,805
Accumulated other comprehensive loss	(610)	(3,020)
Total stockholders' equity	119,636	113,979
Total liabilities and stockholders' equity	$119,636	$113,979

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands)

	2015	2014	2013

Equity in undistributed net income of subsidiary	$9,424	$7,590	$6,370

Other operating expenses	204	162	170

Income before income taxes	9,220	7,428	6,200

Income tax benefit	(69)	(55)	(58)

Net income	$9,289	$7,483	$6,258

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

( in thousands)

	2015	2014	2013

Operating activities:
Net income	$9,289	$7,483	$6,258
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiary	(9,424)	(7,590)	(6,370)
Other, net	262	264	277
Net cash and cash equivalents provided by operating activities	127	157	165
Investing activities:
Dividend from bank subsidiary	6,300	6,500	2,680
Net cash and cash equivalents provided by investing activities	6,300	6,500	2,680
Financing activities:
Issuance of common stock	707	886	3
Repurchase of common stock	(721)	-	-
Dividend payment on common stock	(6,359)	(7,239)	(2,898)
Net cash and cash equivalents used in financing activities	(6,373)	(6,353)	(2,895)
Increase (decrease) in cash and cash equivalents	54	304	(50)
Cash and cash equivalents at beginning of period	769	465	515
Cash and cash equivalents at end of period	$823	$769	$465

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive loss balances, net of tax (in thousands):

	Balance at	Current Period	Balance at
	December 31, 2014	Change	December 31, 2015
Unrealized gains (losses) on securities available for sale	$(6)	$(434)	$(440)
Unrecognized loss on securities held to maturity for which other than
temporary impairment charges have been taken	(2,512)	2,823	311
Unrealized loss on securities available for sale transferred to held to maturity	(502)	21	(481)
		.
Total	$(3,020)	$2,410	$(610)

20.	RELATED PARTY TRANSACTIONS

Sonabank has entered into loan transactions with STM in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk. The following table summarizes the changes in the loan amount outstanding during the periods indicated (in thousands):

	2015	2014
Loans outstanding at January 1	$9,383	$-
Principal advances	132,206	92,841
Principal paid	(131,151)	(83,458)
Balance at December 31	$10,438	$9,383

Sonabank has established with STM underwriting guidelines under which it will purchase residential construction only, construction loans that convert to permanent, and permanent loans primarily in its Virginia and Maryland footprint from STM. These will be largely loans that do not conform to FNMA or FHLMC standards because of size or acreage. We purchased loans in an aggregate amount of $51.4 million during 2015, and $20.2 million during 2014.

Sonabank has also entered into deposit transactions with its directors, principal officers and STM, all of which are under the same terms as other customers. The aggregate amount of these deposit accounts were $7.6 million and $6.2 million as of December 31, 2015 and 2014, respectively.

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Income	Net	Earnings Per Share
	Income	Income	Before Taxes	Income	Basic	Diluted
	(dollars in thousands)
2015
First quarter	$10,435	$8,927	$2,986	$2,004	$0.16	$0.16
Second quarter	10,732	9,024	3,694	2,466	0.20	0.20
Third quarter	11,148	9,183	3,726	2,481	0.20	0.20
Fourth quarter	11,386	9,490	3,550	2,338	0.19	0.19

2014
First quarter	$8,641	$7,587	$2,434	$1,642	$0.14	$0.14
Second quarter	8,926	7,859	2,733	1,772	0.15	0.15
Third quarter	9,984	8,812	3,157	2,108	0.18	0.17
Fourth quarter	10,541	9,160	2,914	1,961	0.16	0.16

Item 9. -	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. –   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934) utilizing the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.

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

(b) Management's Report on Internal Control Over Financial Reporting. Management of Southern National is responsible for establishing and maintaining adequate internal control over financial reporting for Southern National Bancorp of Virginia, Inc. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Southern National conducted an evaluation of the effectiveness of our internal control over Southern National's financial reporting as of December 31, 2015 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2015.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.

(c) Changes in Internal Control over Financial Reporting. There have been no changes in Southern National’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. – Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions "Election of Directors,” "Continuing Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance,” "Corporate Governance — Committees of the Board of Directors— Audit Committee,” "Corporate Governance — Director Nominations Process" and "Corporate Governance — Code of Ethics" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 pursuant to Regulation 14A under the Exchange Act (the "2015 Proxy Statement"), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the captions "Executive Compensation and Other Matters," "Director Compensation" and "Compensation Committee Report on Executive Compensation" in the 2016 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders" in the 2016 Proxy Statement is incorporated herein by reference in response to this item.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information under the captions "Corporate Governance — Director Independence" and "Certain Relationships and Related Party Transactions" in the 2016 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information under the caption "Fees and Services of Independent Registered Public Accounting Firm" in the 2016 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)	Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2015 and 2014

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows -Years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The following are filed or furnished, as noted below, as part of this Annual Report on Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.2	Certificate of Amendment to the Articles of Incorporation dated January 31, 2005 (incorporated herein by reference to Exhibit 3.2 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.3	Certificate of Amendment to the Articles of Incorporation dated April 13, 2006 (incorporated herein by reference to Exhibit 3.3 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Southern National’s Annual Report on Form 10-K for the year ended December 31, 2006)

3.5	Amendment No. 1 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Southern National's Current Report on Form 8-K filed on October 14, 2009)

4.1	Specimen Stock Certificate of Southern National (incorporated herein by reference to Exhibit 4.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))

4.2	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.2to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))

4.3	Form of Amendment to Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))

10.1	Agreement and Plan of Merger among Southern National Bancorp of Virginia, Inc., Prince George’s Federal Savings Bank, Sonabank and SONA Interim Federal Savings Bank, dated as of January 8, 2014 (incorporated herein by reference to Appendix A to the proxy statement/prospectus contained in Southern National’s Registration Statement on Form S-4 filed on March 14, 2014 (Registration No. 333-194564))

10.2	First Amendment to the Agreement and Plan of Merger by and among Prince George’s Federal Savings Bank, Southern National Bancorp of Virginia, Inc., Sonabank and SONA Interim Federal Savings Bank, dated as of February 20, 2014 (incorporated herein by reference to Appendix A to the proxy statement/prospectus contained in Southern National’s Registration Statement on Form S-4 filed on March 14, 2014 (Registration No. 333-194564))

10.3+	Southern National Bancorp of Virginia, Inc. 2004 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333- 136285))

10.4+	Form of Change in Control Agreement with Georgia S. Derrico and R. Roderick Porter (incorporated herein by reference to Exhibit 10.2 to Southern National’s Registration Statement on Form S-1 (Registration No. 333- 136285))

10.5+	Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Southern National's Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))

10.6+	Supplemental Executive Retirement Plan for Georgia Derrico (incorporated herein by reference to Exhibit 10.4 to Southern National's Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))

10.7+	Supplemental Executive Retirement Plan for Rod Porter (incorporated herein by reference to Exhibit 10.5 to Southern National's Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))

10.8+	Southern National Bancorp of Virginia, Inc. 2010 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Southern National’s Registration Statement on Form S-8 (Registration No. 333- 166511))

10.9+	Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to Southern National's Registration Statement on Form S-8 (Registration No. 333- 166511))

11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 15 of the notes to consolidated financial statements included in this Annual Report on Form 10-K

21.0*	Subsidiaries of the Registrant

23.1*	Consent of Dixon Hughes Goodman LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Southern National Bancorp of Virginia, Inc.

By:	/s/ Georgia S. Derrico	Date: March 15, 2016
Georgia S. Derrico
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William H. Lagos	Date: March 15, 2016
William H. Lagos
Sr. Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2016

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

