Form 10-Q
period 2016-03-31
Southern National Bancorp of Virginia Inc
filed 2016-05-10
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 2, 2016, there were 12,248,943 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

March 31, 2016

INDEX

PAGE
PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	2
Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2016 and 2015	3
Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	5
Notes to Consolidated Financial Statements	6- 24

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-35

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	36-38

Item 4 – Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	39

Item 1A – Risk Factors	39

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3 – Defaults Upon Senior Securities	39

Item 4 – Mine Safety Disclosures	39

Item 5 – Other Information	39

Item 6 - Exhibits	39

Signatures	41

Certifications

ITEM I - FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts) (Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$3,998	$3,972
Interest-bearing deposits in other financial institutions	30,126	26,364
Total cash and cash equivalents	34,124	30,336

Securities available for sale, at fair value	3,871	4,209

Securities held to maturity, at amortized cost (fair value of $99,583 and $96,464, respectively)	98,727	96,780

Covered loans	33,159	34,373
Non-covered loans	837,480	795,052
Total loans	870,639	829,425
Less allowance for loan losses	(8,690)	(8,421)
Net loans	861,949	821,004

Stock in Federal Reserve Bank and Federal Home Loan Bank	7,589	6,929
Equity investment in mortgage affiliate	4,539	4,459
Preferred investment in mortgage affiliate	2,555	2,555
Bank premises and equipment, net	8,744	8,882
Goodwill	10,514	10,514
Core deposit intangibles, net	1,031	1,093
FDIC indemnification asset	2,705	2,922
Bank-owned life insurance	23,300	23,126
Other real estate owned	10,106	10,439
Deferred tax assets, net	6,801	6,716
Other assets	7,715	6,143

Total assets	$1,084,270	$1,036,107

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing demand deposits	$85,217	$83,769
Interest-bearing deposits:
NOW accounts	27,623	28,080
Money market accounts	126,578	131,731
Savings accounts	51,244	49,939
Time deposits	566,876	531,775
Total interest-bearing deposits	772,321	741,525
Total deposits	857,538	825,294

Securities sold under agreements to repurchase	11,045	10,381
Federal Home Loan Bank (FHLB) advances - short term	72,000	59,000
Federal Home Loan Bank (FHLB) advances - long term	15,000	15,000
Other liabilities	7,531	6,796
Total liabilities	963,114	916,471

Commitments and contingencies (See Note 5)	-	-

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 12,244,943 shares at March 31, 2016 and 12,234,443 at December 31, 2015	122	122
Additional paid in capital	104,543	104,389
Retained earnings	17,321	15,735
Accumulated other comprehensive loss	(830)	(610)
Total stockholders' equity	121,156	119,636

Total liabilities and stockholders' equity	$1,084,270	$1,036,107

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 31,

	2016	2015

Interest and dividend income :
Interest and fees on loans	$10,757	$9,551
Interest and dividends on taxable securities	681	654
Interest and dividends on tax exempt securities	84	101
Interest and dividends on other earning assets	151	129
Total interest and dividend income	11,673	10,435
Interest expense:
Interest on deposits	1,812	1,339
Interest on borrowings	150	169
Total interest expense	1,962	1,508

Net interest income	9,711	8,927

Provision for loan losses	625	525
Net interest income after provision for loan losses	9,086	8,402

Noninterest income:
Account maintenance and deposit service fees	223	222
Income from bank-owned life insurance	174	150
Equity income (loss) from mortgage affiliate	80	(16)
Other	24	49

Total noninterest income	501	405

Noninterest expenses:
Salaries and benefits	3,128	2,803
Occupancy expenses	809	871
Furniture and equipment expenses	189	210
Amortization of core deposit intangible	62	65
Virginia franchise tax expense	97	88
FDIC assessment	146	172
Data processing expense	172	164
Telephone and communication expense	187	206
Amortization of FDIC indemnification asset	216	129
Net loss on other real estate owned	120	320
Other operating expenses	907	793
Total noninterest expenses	6,033	5,821
Income before income taxes	3,554	2,986
Income tax expense	989	982
Net income	$2,565	$2,004
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	$(337)	$23
Non-credit component of other-than-temporary impairment on held-to-maturity securities	-	-
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	3	22
Net unrealized gain (loss)	(334)	45
Tax effect	114	(16)
Other comprehensive income (loss)	(220)	29
Comprehensive income	$2,345	$2,033
Earnings per share, basic and diluted	$0.21	$0.16

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2015	$122	$104,389	$15,735	$(610)	$119,636
Comprehensive income:
Net income			2,565		2,565
Change in unrealized loss on securities available for sale (net of tax benefit, $115)				(222)	(222)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $1 and accretion, $2 and amounts recorded into other comprehensive income at transfer)				2	2
Dividends on common stock ($.08 per share)			(979)		(979)
Issuance of common stock under Stock Incentive Plan (10,500 shares)		75			75
Stock-based compensation expense		79			79

Balance - March 31, 2016	$122	$104,543	$17,321	$(830)	$121,156

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(dollars in thousands) (Unaudited)

	2016	2015

Operating activities:
Net income	$2,565	$2,004
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	208	227
Amortization of core deposit intangible	62	65
Other amortization, net	-	(9)
Accretion of loan discount	(502)	(712)
Amortization of FDIC indemnification asset	216	129
Provision for loan losses	625	525
Earnings on bank-owned life insurance	(174)	(150)
Equity (income) loss on mortgage affiliate	(80)	16
Stock based compensation expense	79	85
Net loss on other real estate owned	120	320
Net (increase) decrease in other assets	(1,549)	255
Net increase in other liabilities	734	573
Net cash and cash equivalents provided by operating activities	2,304	3,328
Investing activities:
Purchases of held to maturity securities	(10,994)	-
Proceeds from paydowns, maturities and calls of held to maturity securities	9,059	2,054
Loan originations and payments, net	(41,212)	(25,238)
Net (increase) decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	(660)	14
Payments received on FDIC indemnification asset	-	3
Proceeds from sale of other real estate owned	357	148
Purchases of bank premises and equipment	(70)	(129)
Net cash and cash equivalents used in investing activities	(43,520)	(23,148)
Financing activities:
Net increase in deposits	32,244	18,070
Cash dividends paid - common stock	(979)	(977)
Issuance of common stock under Stock Incentive Plan	75	10
Net increase in securities sold under agreement to repurchase and other short-term borrowings	13,664	814
Net cash and cash equivalents provided by financing activities	45,004	17,917
Increase (decrease) in cash and cash equivalents	3,788	(1,903)
Cash and cash equivalents at beginning of period	30,336	38,320
Cash and cash equivalents at end of period	$34,124	$36 ,417

Supplemental disclosure of cash flow information
Cash payments for:
Interest	$1,903	$1,486
Income taxes	700	610
Supplemental schedule of noncash investing and financing activities
Transfer from covered loans to other real estate owned	144	-

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

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

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“U. S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Southern National’s Form 10-K for the year ended December 31, 2015.

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

Recent Accounting Pronouncements

In September 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. This ASU will not significantly impact SNBV.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the ASU, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public entities, the amendments in ASU 2015-03 were effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. SNBV has adopted the provisions of these amendments, and they have no impact on its financial reporting.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The amendments modify the evaluation reporting organizations must perform to determine if certain legal entities should be consolidated as VIEs. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 became effective for interim and annual reporting periods beginning after December 15, 2015. SNBV has adopted the provisions of these amendments, and they have no impact on its financial reporting.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. Adoption of these amendments had no impact on SNBV’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-1: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. SNBV is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. SNBV is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increase the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. SNBV is currently evaluating the impact of adopting the amendments on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The amendments in ASU 2016-08 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and have similar effective dates and transition requirements (i.e., effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein). SNBV is currently evaluating the impact of adopting the new revenue recognition guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. SNBV is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

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

Southern National granted no options during the first three months of 2016.

For the three months ended March 31, 2016 and 2015, stock-based compensation expense was $79 thousand and $85 thousand, respectively. As of March 31, 2016, unrecognized compensation expense associated with the stock options was $550 thousand, which is expected to be recognized over a weighted average period of 2.3 years.

A summary of the activity in the stock option plan during the three months ended March 31, 2016 follows (dollars in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	664,400	$9.00
Granted	-
Forfeited	-
Exercised	(10,500)	7.15
Options outstanding, end of period	653,900	$9.03	6.8	$1,899

Vested or expected to vest	653,900	$9.03	6.8	$1,899

Exercisable at end of period	343,880	$7.91	5.3	$1,388

3.	SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
March 31, 2016	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,286	$38	$-	$2,324
Trust preferred securities	2,590	-	(1,043)	1,547
	$4,876	$38	$(1,043)	$3,871

	Amortized	Gross Unrealized		Fair
December 31, 2015	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,287	$25	$-	$2,312
Trust preferred securities	2,590	-	(693)	1,897
	$4,877	$25	$(693)	$4,209

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
March 31, 2016	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$19,784	$640	$(16)	20,408
Residential government-sponsored collateralized mortgage obligations	2,821	2	(16)	2,807
Government-sponsored agency securities	59,081	478	-	59,559
Obligations of states and political subdivisions	12,772	245	(40)	12,977
Trust preferred securities	4,269	-	(437)	3,832
	$98,727	$1,365	$(509)	$99,583

	Amortized	Gross Unrecognized		Fair
December 31, 2015	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$20,751	$459	$(22)	$21,188
Residential government-sponsored collateralized mortgage obligations	2,946	-	(66)	2,880
Government-sponsored agency securities	55,937	222	(618)	55,541
Obligations of states and political subdivisions	12,794	157	(67)	12,884
Trust preferred securities	4,352	-	(381)	3,971
	$96,780	$838	$(1,154)	$96,464

The amortized cost amounts are net of recognized other than temporary impairment.

The fair value and carrying amount, if different, of debt securities as of March 31, 2016, by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in five to ten years	$12,196	$12,324	$-	$-
Due after ten years	63,926	64,044	4,876	3,871
Residential government-sponsored mortgage-backed securities	19,784	20,408	-	-
Residential government-sponsored collateralized mortgage obligations	2,821	2,807	-	-
Total	$98,727	$99,583	$4,876	$3,871

Securities with a carrying amount of approximately $94.8 million and $89.7 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, repurchase agreements and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment. At March 31, 2016 and December 31, 2015, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $10.3 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at March 31, 2016. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of March 31, 2016. The following tables present information regarding securities in a continuous unrealized loss position as of March 31, 2016 and December 31, 2015 (in thousands) by duration of time in a loss position:

March 31, 2016

	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Trust preferred securities	$-	$-	$1,547	$(1,043)	$1,547	$(1,043)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$-	$-	$529	$(16)	$529	$(16)
Residential government-sponsored collateralized mortgage obligations	-	-	2,318	(16)	2,318	(16)
Obligations of states and political subdivisions	-	-	2,032	(40)	2,032	(40)
Trust preferred securities	-	-	3,832	(437)	3,832	(437)
	$-	$-	$8,711	$(509)	$8,711	$(509)

December 31, 2015

	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Trust preferred securities	$-	$-	$1,897	$(693)	$1,897	$(693)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$5,459	$(14)	$640	$(8)	$6,099	$(22)
Residential government-sponsored collateralized mortgage obligations	512	(5)	2,368	(61)	2,880	(66)
Government-sponsored agency securities	35,453	(507)	9,878	(111)	45,331	(618)
Obligations of states and political subdivisions	-	-	2,513	(67)	2,513	(67)
Trust preferred securities	-	-	3,971	(381)	3,971	(381)
	$41,424	$(526)	$19,370	$(628)	$60,794	$(1,154)

As of March 31, 2016, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A1	A	$4,367	$3,998	$3,604	13%	$248
MMCF III B	Senior Sub	A3	A-	Ba1	BB	276	271	228	32%	5
						4,643	4,269	3,832		$253

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,100	510	37%	400
ALESCO V C1	Mezzanine	A2	A	Caa3	C	2,150	1,490	1,037	14%	660
						3,650	2,590	1,547		$1,060

Total						$8,293	$6,859	$5,379

(1) Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion

(2) Pre-tax

Each of these securities has been evaluated for other than temporary impairment. In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

•	.5% of the remaining performing collateral will default or defer per annum.
•	Recoveries of 12% with a two year lag on all defaults and deferrals.
•	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized no OTTI charges during the three months ended March 31, 2016 and the three months ended March 31, 2015.

The following table presents a roll forward of the credit losses on our securities previously classified as held to maturity and now classified as available for sale recognized in earnings for the three months ended March 31, 2016 and 2015 (in thousands):

	2016	2015

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$1,060	$8,949
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	-	-
Reductions due to realized losses	-	-
Amount of cumulative other-than-temporary impairment related to credit loss as of March 31	$1,060	$8,949

Changes in accumulated other comprehensive income by component for the three months ended March 31, 2016 and 2015 are shown in the table below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
For the three months ended March 31, 2016	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(440)	$(170)	$(610)
Other comprehensive income/(loss) before reclassifications	(222)	2	(220)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	(222)	2	(220)
Ending balance	$(662)	$(168)	$(830)

	Unrealized Holding
	Gains (Losses) on
For the three months ended March 31, 2015	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(6)	$(3,014)	$(3,020)
Other comprehensive income/(loss) before reclassifications	15	14	29
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	15	14	29
Ending balance	$9	$(3,000)	$(2,991)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2016 and December 31, 2015:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	March 31, 2016			December 31, 2015
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$138,773	$138,773	$-	$141,521	$141,521
Commercial real estate - non-owner-occupied	-	282,464	282,464	-	256,513	256,513
Secured by farmland	-	566	566	-	578	578
Construction and land loans	-	69,574	69,574	-	67,832	67,832
Residential 1-4 family	12,689	180,038	192,727	12,994	165,077	178,071
Multi- family residential	-	31,373	31,373	-	25,501	25,501
Home equity lines of credit	20,470	12,781	33,251	21,379	13,798	35,177
Total real estate loans	33,159	715,569	748,728	34,373	670,820	705,193

Commercial loans	-	122,939	122,939	-	124,985	124,985
Consumer loans	-	1,118	1,118	-	1,366	1,366
Gross loans	33,159	839,626	872,785	34,373	797,171	831,544

Less deferred fees on loans	-	(2,146)	(2,146)	-	(2,119)	(2,119)
Loans, net of deferred fees	$33,159	$837,480	$870,639	$34,373	$795,052	$829,425

(1)	Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of March 31, 2016, non-covered loans included $27.2 million of loans acquired in the HarVest acquisition and $48.9 million acquired in the PGFSB acquisition.

Accretable discount on the acquired Greater Atlantic loans, the PGFSB loans and the HarVest loans was $7.4 million and $7.9 million at March 31, 2016 and December 31, 2015 respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

March 31, 2016	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$5,027	$5,027	$-	$5,027	$5,027	$-
Commercial real estate - non-owner occupied (2)	-	-	-	135	228	-	135	228	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	2,272	2,925	-	2,272	2,925	-
Residential 1-4 family (4)	1,049	1,221	-	-	-	-	1,049	1,221	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$1,049	$1,221	$-	$7,434	$8,180	$-	$8,483	$9,401	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$1,355	$1,469	$427	$1,355	$1,469	$427
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,458	3,458	400	3,458	3,458	400
Residential 1-4 family (4)	-	-	-				-	-	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$4,813	$4,927	$827	$4,813	$4,927	$827
Grand total	$1,049	$1,221	$-	$12,247	$13,107	$827	$13,296	$14,328	$827

(1) Recorded investment is after cumulative prior charge offs of $753 thousand. These loans also have aggregate SBA guarantees of $2.3 million.

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

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three months ended March 31, 2016 and 2015 (in thousands):

Three months ended March 31, 2016	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$5,041	$73	$5,041	$73
Commercial real estate - non-owner occupied (1)	-	-	135	3	135	3
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,020	-	2,020	-
Residential 1-4 family (2)	986	8	-	-	986	8
Other consumer loans	-	-	-	-	-	-

Total	$986	$8	$7,196	$76	$8,182	$84

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$1,364	$10	$1,364	$10
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,413	53	3,413	53
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,777	$63	$4,777	$63
Grand total	$986	$8	$11,973	$139	$12,959	$147

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Three months ended March 31, 2015	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$5,122	$74	$5,122	$74
Commercial real estate - non-owner occupied (1)	-	-	1,851	29	1,851	29
Construction and land development	-	-	450	9	450	9
Commercial loans	-	-	3,655	53	3,655	53
Residential 1-4 family (2)	1,658	11	-	-	1,658	11
Other consumer loans	-	-	-	-	-	-

Total	$1,658	$11	$11,078	$165	$12,736	$176

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,837	$90	$6,837	$90
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	4,050	21	4,050	21
Residential 1-4 family (2)	-	-	734	-	734	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$11,621	$111	$11,621	$111
Grand total	$1,658	$11	$22,699	$276	$24,357	$287

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	43	-	-	43	640	32,476	33,159
Other consumer loans	-	-	-	-	-	-	-

Total	$43	$-	$-	$43	$640	$32,476	$33,159

Non-covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$632	$138,141	$138,773
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	314,403	314,403
Construction and land development	-	-	-	-	-	69,574	69,574
Commercial loans	321	-	-	321	2,272	120,346	122,939
Residential 1-4 family (2)	62	-	-	62	-	192,757	192,819
Other consumer loans	-	-	-	-	-	1,118	1,118

Total	$383	$-	$-	$383	$2,904	$836,339	$839,626

Total loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$632	$138,141	$138,773
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	314,403	314,403
Construction and land development	-	-	-	-	-	69,574	69,574
Commercial loans	321	-	-	321	2,272	120,346	122,939
Residential 1-4 family (2)	105	-	-	105	640	225,233	225,978
Other consumer loans	-	-	-	-	-	1,118	1,118

Total	$426	$-	$-	$426	$3,544	$868,815	$872,785

December 31, 2015	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	119	43	-	162	698	33,513	34,373
Other consumer loans	-	-	-	-	-	-	-

Total	$119	$43	$-	$162	$698	$33,513	$34,373

Non-covered loans:
Commercial real estate - owner occupied	$561	$-	$-	$561	$2,071	$138,889	$141,521
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	282,592	282,592
Construction and land development	-	-	-	-	-	67,832	67,832
Commercial loans	267	-	-	267	2,102	122,616	124,985
Residential 1-4 family (2)	85	-	-	85	-	178,790	178,875
Other consumer loans	1	-	-	1	-	1,365	1,366

Total	$914	$-	$-	$914	$4,173	$792,084	$797,171

Total loans:
Commercial real estate - owner occupied	$561	$-	$-	$561	$2,071	$138,889	$141,521
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	282,592	282,592
Construction and land development	-	-	-	-	-	67,832	67,832
Commercial loans	267	-	-	267	2,102	122,616	124,985
Residential 1-4 family (2)	204	43	-	247	698	212,303	213,248
Other consumer loans	1	-	-	1	-	1,365	1,366

Total	$1,033	$43	$-	$1,076	$4,871	$825,597	$831,544

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $2.3 million and $3.5 million at March 31, 2016 and December 31, 2015, respectively.

Activity in the allowance for non-covered loan and lease losses for the three months ended March 31, 2016 and 2015 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended March 31, 2016	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421
Charge offs	-	-	-	(114)	-	(253)	-	(367)
Recoveries	-	-	-	8	2	1	-	11
Provision	66	331	(149)	(43)	146	286	(12)	625
Ending balance	$1,251	$1,553	$716	$2,892	$1,556	$82	$640	$8,690

Three months ended March 31, 2015
Allowance for loan losses:
Beginning balance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393
Charge offs	-	-	-	(353)	-	(2)	-	(355)
Recoveries	1	6	139	9	2	-	-	157
Provision	568	59	(432)	330	(109)	(4)	113	525
Ending balance	$1,424	$1,188	$1,351	$2,049	$1,215	$43	$450	$7,720

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Activity in the allowance for covered loan and lease losses by class of loan for the three months ended March 31, 2016 and 2015 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended March 31, 2016	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Three months ended March 31, 2015
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$17	$4	$-	$21
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.
(3)	Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
March 31, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$427	$-	$-	$400	$-	$-	$-	$827
Collectively evaluated for impairment	824	1,553	716	2,492	1,556	82	640	7,863
Total ending allowance	$1,251	$1,553	$716	$2,892	$1,556	$82	$640	$8,690

Loans:
Individually evaluated for impairment	$6,382	$135	$-	$5,730	$-	$-	$-	$12,247
Collectively evaluated for impairment	132,391	314,268	69,574	117,209	192,819	1,118	-	827,379
Total ending loan balances	$138,773	$314,403	$69,574	$122,939	$192,819	$1,118	$-	$839,626

December 31, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$439	$-	$-	$400	$-	$-	$-	$839
Collectively evaluated for impairment	746	1,222	865	2,641	1,408	48	652	7,582
Total ending allowance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421

Loans:
Individually evaluated for impairment	$7,862	$136	$-	$5,484	$-	$-	$-	$13,482
Collectively evaluated for impairment	133,659	282,456	67,832	119,501	178,875	1,366	-	783,689
Total ending loan balances	$141,521	$282,592	$67,832	$124,985	$178,875	$1,366	$-	$797,171

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
March 31, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-
Total ending allowance	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$1,049	$-	$-	$1,049
Collectively evaluated for impairment	-	-	-	-	32,110	-	-	32,110
Total ending loan balances	$-	$-	$-	$-	$33,159	$-	$-	$33,159

December 31, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-
Total ending allowance	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Individually evaluated for impairment	$-		$-	$-	$1,066	$-		$1,066
Collectively evaluated for impairment	-	-	-	-	33,307	-	-	33,307
Total ending loan balances	$-	$-	$-	$-	$34,373	$-	$-	$34,373

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

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

During the three months ending March 31, 2016, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $696 thousand, was current as of March 31, 2016.

During the three months ending March 31, 2015, there were no loans modified in troubled debt restructurings. No TDRs defaulted during the three months ending March 31, 2015, which had been modified in the previous 12 months.

Credit Quality Indicators

Through its system of internal controls Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. Southern National had no loans classified Doubtful at March 31, 2016 or December 31, 2015.

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

As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

March 31, 2016	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$3,629	$6,382	$128,762	$138,773	$10,011	$128,762	$138,773
Commercial real estate - non-owner occupied (2)	-	-	-	-	135	314,268	314,403	135	314,268	314,403
Construction and land development	-	-	-	-	-	69,574	69,574	-	69,574	69,574
Commercial loans	-	-	-	3,993	5,730	113,216	122,939	9,723	113,216	122,939
Residential 1-4 family (4)	1,049	32,110	33,159	-	-	192,819	192,819	1,049	224,929	225,978
Other consumer loans	-	-	-	-	-	1,118	1,118	-	1,118	1,118

Total	$1,049	$32,110	$33,159	$7,622	$12,247	$819,757	$839,626	$20,918	$851,867	$872,785

December 31, 2015	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$$3,666	$7,862	$129,993	$141,521	$11,528	$129,993	$141,521
Commercial real estate - non-owner occupied (2)	-	-	-	-	136	282,456	282,592	136	282,456	282,592
Construction and land development	-	-	-	552	-	67,280	67,832	552	67,280	67,832
Commercial loans	-	-	-	4,014	5,484	115,487	124,985	9,498	115,487	124,985
Residential 1-4 family (4)	1,066	33,307	34,373	-	-	178,875	178,875	1,066	212,182	213,248
Other consumer loans	-	-	-	-	-	1,366	1,366	-	1,366	1,366

Total	$1,066	$33,307	$34,373	$8,232	$13,482	$775,457	$797,171	$22,780	$808,764	$831,544

(1)	Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes SBA guarantees of $2.3 million and $3.5 million as of March 31, 2016 and December 31, 2015.
(4)	Includes home equity lines of credit.

The amount of foreclosed residential real estate property held at March 31, 2016 was $4.0 million. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $544 thousand at March 31, 2016.

5.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $7.5 million and $6.7 million as of March 31, 2016 and December 31, 2015, respectively.

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

At March 31, 2016 and December 31, 2015, we had unfunded lines of credit and undisbursed construction loan funds totaling $122.5 million and $132.3 million, respectively. We had approved loan commitments of $2.0 million and $2.7 million at March 31, 2016, and December 31, 2015, respectively. Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

6.	Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2016
Basic EPS	$2,565	12,237	$0.21
Effect of dilutive stock options and warrants	-	165	-
Diluted EPS	$2,565	12,402	$0.21

For the three months ended March 31, 2015
Basic EPS	$2,004	12,217	$0.16
Effect of dilutive stock options and warrants	-	124	-
Diluted EPS	$2,004	12,341	$0.16

There were 571,159 and 578,348 anti-dilutive options and warrants for the three months ended March 31, 2016, and March 31, 2015, respectively.

7.	FAIR VALUE

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities Obligations of states and political subdivisions	$2,324	$-	$2,324	$-
Trust preferred securities	1,547	-	1,547	-
	$3,871	$-	$3,871	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities Obligations of states and political subdivisions	$2,312	$-	$2,312	$-
Trust preferred securities	1,897	-	1,897	-
	$4,209	$-	$4,209	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

Prior to the quarter ended March 31, 2015, due to market conditions as well as the limited trading activity of these securities, the market value of the securities was highly sensitive to assumption changes and market volatility. We had determined that our trust preferred securities were classified within Level 3 of the fair value hierarchy. Market conditions and trading activity has improved significantly for trust preferred securities, and the fair value as of March 31, 2016 was estimated within Level 2 of the fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at March 31, 2016 and December 31, 2015. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $12.2 million (including SBA guarantees of $2.3 million) as of March 31, 2016 with an allocated allowance for loan losses totaling $827 thousand compared to a carrying amount of $13.5 million (including SBA guarantees of $3.5 million) with an allocated allowance for loan losses totaling $839 thousand at December 31, 2015.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 6% to 7.6% of collateral valuation at March 31, 2016 and December 31, 2015. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At March 31, 2016, the total amount of non-covered OREO was $9.8 million and covered OREO was $343 thousand. As of December 31, 2015, the total amount of OREO was $10.1 million, and covered OREO was $343 thousand.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$5,955			$5,955
Commercial real estate - non-owner occupied (1)	135			135
Commercial loans	5,330			5,330
Impaired covered loans:
Residential 1-4 family	1,049			1,049
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,110			1,110
Commercial real estate - non-owner occupied (1)	237			237
Construction and land development	4,749			4,749
Residential 1-4 family	3,666			3,666
Covered other real estate owned:
Residential 1-4 family	343			343

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$7,423			$7,423
Commercial real estate - non-owner occupied (1)	136			136
Commercial loans	5,084			5,084
Impaired covered loans:
Residential 1-4 family	1,066			1,066
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,110			1,110
Commercial real estate - non-owner occupied (1)	237			237
Construction and land development	5,007			5,007
Residential 1-4 family	3,741			3,741
Covered other real estate owned:
Residential 1-4 family	343			343

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		March 31, 2016		December 31, 2015
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$34,124	$34,124	$30,336	$30,336
Securities available for sale	See previous table	3,871	3,871	4,209	4,209
Securities held to maturity	Level 2	98,727	99,583	96,780	96,464
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	7,589	n/a	6,929	n/a
Equity investment in mortgage affiliate	Level 3	4,539	4,539	4,459	4,459
Preferred investment in mortgage affiliate	Level 3	2,555	2,555	2,555	2,555
Net non-covered loans	Level 3	828,790	836,564	786,631	793,541
Net covered loans	Level 3	33,159	37,413	34,373	38,077
Accrued interest receivable	Level 2 & Level 3	2,873	2,873	2,914	2,914
FDIC indemnification asset	Level 3	2,705	745	2,922	745
Financial liabilities:
Demand deposits	Level 1	112,840	112,840	111,849	111,849
Money market and savings accounts	Level 1	177,822	177,822	181,670	181,670
Certificates of deposit	Level 3	566,876	569,155	531,775	531,456
Securities sold under agreements to repurchase and other short-term borrowings	Level 1	83,045	83,045	69,381	69,381
FHLB advances	Level 3	15,000	15,065	15,000	15,041
Accrued interest payable	Level 1 & Level 3	905	905	846	846

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

8.    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (FHLB) overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase that mature within one year, which are secured transactions with customers. To support the $11.0 million in repurchase agreements at March 31, 2016, we have provided collateral in the form of investment securities.  At March 31, 2016, we have pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a fair value of $25.6 million to customers who require collateral for overnight repurchase agreements and other deposits.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2015. Results of operations for the three month period ended March 31, 2016 are not necessarily indicative of results that may be attained for any other period.

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, factors that could contribute to those differences include, but are not limited to:

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

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended March 31, 2016 was $2.6 million compared to $2.0 million during the quarter ended March 31, 2015.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

During the first quarter of 2016, net interest income before the provision for loan losses was $9.7 million, up from $8.9 million during the first quarter of 2015. Average loans during the first quarter of 2016 were $843.2 million compared to $713.6 million during the same period last year. The net interest margin was 4.06% in the first quarter of 2016, down from 4.30% in the first quarter of 2015 and down slightly from 4.07% in the fourth quarter of 2015.The loan discount accretions on our three acquisitions were $551 thousand in the first quarter of 2016 compared to $728 thousand in the same quarter last year.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	3/31/2016			3/31/2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$843,166	$10,757	5.13%	$713,587	$9,551	5.43%
Investment securities	100,907	765	3.03%	95,766	755	3.15%
Other earning assets	18,661	151	3.23%	32,666	129	1.60%

Total earning assets	962,734	11,673	4.88%	842,019	10,435	5.03%
Allowance for loan losses	(8,612)			(7,675)
Total non-earning assets	81,353			85,205
Total assets	$1,035,475			$919,549

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW accounts	$27,566	7	0.10%	$24,505	6	0.10%
Money market accounts	127,776	108	0.34%	138,559	116	0.34%
Savings accounts	50,676	86	0.68%	44,435	66	0.60%
Time deposits	539,288	1,611	1.20%	466,169	1,151	1.00%
Total interest-bearing deposits	745,306	1,812	0.98%	673,668	1,339	0.81%
Borrowings	82,161	150	0.73%	53,614	169	1.28%
Total interest-bearing liabilities	827,467	1,962	0.95%	727,282	1,508	0.84%
Noninterest-bearing liabilities:
Demand deposits	80,285			71,269
Other liabilities	7,234			6,278
Total liabilites	914,986			804,829
Stockholders' equity	120,489			114,720

Total liabilities and stockholders' equity	$1,035,475			$919,549
Net interest income		$9,711			$8,927
Interest rate spread			3.93%			4.19%
Net interest margin			4.06%			4.30%

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

The loan loss provision for the quarter ended March 31, 2016 was $625 thousand, compared to $525 thousand for the same period last year. Net charge offs for the three months ended March 31, 2016 were $356 thousand, compared to $198 thousand for the same period in 2015.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$223	$222	$1
Income from bank-owned life insurance	174	150	24
Equity income (loss) from mortgage affiliate	80	(16)	96
Other	24	49	(25)
Total noninterest income	$501	$405	$96

Noninterest income was $501 thousand during the first quarter of 2016, compared to $405 thousand during the same quarter of 2015. Non-interest income during the first quarter of 2016 included income attributable to our 44% ownership of STM of $80 thousand, compared to a loss of $16 thousand in the same quarter last year.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015	Change
	(dollars in thousands)
Salaries and benefits	$3,128	$2,803	$325
Occupancy expenses	809	871	(62)
Furniture and equipment expenses	189	210	(21)
Amortization of core deposit intangible	62	65	(3)
Virginia franchise tax expense	97	88	9
FDIC assessment	146	172	(26)
Data processing expense	172	164	8
Telephone and communication expense	187	206	(19)
Amortization of FDIC indemnification asset	216	129	87
Net loss on other real estate owned	120	320	(200)
Other operating expenses	907	793	114
Total noninterest expense	$6,033	$5,821	$212

Noninterest expense was $6.0 million for the first quarter of 2016 compared to $5.8 million for the first quarter of 2015. During the first quarter of 2016 we sold two real estate owned (OREO) properties recognizing gains of $155 thousand, and we recognized impairment in the amount of $275 thousand on three OREO properties resulting in a net loss of $120 thousand. This compared to a loss on OREO of $320 thousand for the first quarter of 2015 as a result of recognizing impairment on two OREO properties. Employee compensation increased by $325 thousand compared to the first quarter of 2015, due to increases in the normal course of business.

The efficiency ratio improved from 58.95% during the quarter ended March 31, 2015 to 57.94% during the first quarter of 2016.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.1 billion as of March 31, 2016 compared to $1.0 billion as of December 31, 2015. Net loans receivable increased from $821.0 million at the end of 2015 to $861.9 million at March 31, 2016.

Total deposits were $857.5 million at March 31, 2016 compared to $825.3 million at December 31, 2015. Certificates of deposit increased $35.1 million during the three months. Noninterest-bearing deposits were $85.2 million at March 31, 2016 and $83.8 million at December 31, 2015.

Loan Portfolio

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of March 31, 2016, non-covered loans included $27.2 million of loans acquired in the HarVest acquisition and $48.9 million acquired in the PGFSB acquisition.

The following table summarizes the composition of our loan portfolio as of March 31, 2016 and December 31, 2015:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	March 31, 2016			December 31, 2015
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$138,773	$138,773	$-	$141,521	$141,521
Commercial real estate - non-owner-occupied	-	282,464	282,464	-	256,513	256,513
Secured by farmland	-	566	566	-	578	578
Construction and land loans	-	69,574	69,574	-	67,832	67,832
Residential 1-4 family	12,689	180,038	192,727	12,994	165,077	178,071
Multi- family residential	-	31,373	31,373	-	25,501	25,501
Home equity lines of credit	20,470	12,781	33,251	21,379	13,798	35,177
Total real estate loans	33,159	715,569	748,728	34,373	670,820	705,193

Commercial loans	-	122,939	122,939	-	124,985	124,985
Consumer loans	-	1,118	1,118	-	1,366	1,366
Gross loans	33,159	839,626	872,785	34,373	797,171	831,544

Less deferred fees on loans	-	(2,146)	(2,146)	-	(2,119)	(2,119)
Loans, net of deferred fees	$33,159	$837,480	$870,639	$34,373	$795,052	$829,425

(1)	Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

As of March 31, 2016 and December 31, 2015, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Net loan growth in the first quarter of 2016 was a robust $41.2 million. $11.9 million of that amount were residential mortgages purchased for our portfolio from Southern Trust Mortgage. Non-owner occupied commercial real estate loans increased from $256.5 million as of December 31, 2015, to $282.5 million as of March 31, 2016. Multi-family residential loans increased from $25.5 million as of the end of 2015 to $31.4 million as of March 31, 2016.

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

Non-covered Loans and Assets

Non-covered OREO as of March 31, 2016 was $9.8 million compared to $10.1 million as of the end of the previous year. During the first quarter of 2016 we sold two real estate owned (OREO) properties recognizing gains of $155 thousand, and we recognized impairment in the amount of $275 thousand on three OREO properties resulting in a net loss of $120 thousand. This compared to a loss on OREO of $320 thousand for the first quarter of 2015 as a result of recognizing impairment on two OREO properties.

Non-covered nonaccrual loans were $2.9 million ($2.3 million of which were fully covered by SBA guarantees) at March 31, 2016, compared to $4.2 million ($3.5 million of which were loans fully covered by SBA guarantees) at the end of last year. The ratio of non-covered non-performing assets (excluding the SBA guaranteed loans) to non-covered assets improved from 1.07% at the end of 2015 to 0.99% at March 31, 2016. The portions of these SBA loans that were unguaranteed were charged off.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. Our allowance for loan losses as a percentage of non-covered total loans at March 31, 2016 was 1.04%, compared to 1.06% at the end of 2015. Management believes the allowance is adequate at this time but continues to monitor trends in environmental factors which may potentially affect future losses.

The following table presents a comparison of non-covered nonperforming assets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015

Nonaccrual loans	$2,904	$4,173
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	2,904	4,173
Other real estate owned	9,762	10,096
Total nonperforming assets	$12,666	$14,269

SBA guaranteed amounts included in nonaccrual loans	$2,272	$3,541

Allowance for loan losses to nonperforming loans	299.24%	201.80%
Allowance for loan losses to total non-covered loans	1.04%	1.06%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	0.99%	1.07%

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

During the three months ending March 31, 2016, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $696 thousand, was current as of March 31, 2016.

During the three months ending March 31, 2015, there were no loans modified in troubled debt restructurings. No TDRs defaulted during the three months ending March 31, 2015, which had been modified in the previous 12 months.

Covered Loans and Assets

Covered loans identified as impaired totaled $1.0 million as of March 31, 2016 and $1.2 million as of December 31, 2015. Nonaccrual loans were $640 thousand and $698 thousand at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, there were no loans past due 90 days or more and accruing interest.

Securities

Investment securities, available for sale and held to maturity, were $102.6 million at March 31, 2016 up from $101.0 million at December 31, 2015.

Securities in our investment portfolio as of March 31, 2016 were as follows:

•	residential government-sponsored mortgage-backed securities in the amount of $19.8 million and residential government-sponsored collateralized mortgage obligations totaling $2.8 million

•	callable agency securities in the amount of $59.1 million

•	municipal bonds in the amount of $15.1 million with a taxable equivalent yield of 3.32% and ratings as follows:

Rating		Amount
Service	Rating	(in thousands)
Moody's	Aaa	$505
Moody's	Aa2	3,621
Moody's	Aa3	710
Standard & Poor's	AAA	3,087
Standard & Poor's	AA+	591
Standard & Poor's	AA	5,984
Standard & Poor's	AA-	598
		$15,096

•	trust preferred securities in the amount of $5.8 million, $4.0 million of which is Alesco VII A1B which is rated A1 (Moody’s), BBB+ (Standard and Poor’s) and A (Fitch)

During the first quarter of 2016, we purchased $11.0 million of callable agency securities. Three callable agency securities in the amount of $7.9 million were called.

At March 31, 2016, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A1	A	$4,367	$3,998	$3,604	13%	$248
MMCF III B	Senior Sub	A3	A-	Ba1	BB	276	271	228	32%	5
						4,643	4,269	3,832		$253

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,100	510	37%	400
ALESCO V C1	Mezzanine	A2	A	Caa3	C	2,150	1,490	1,037	14%	660
						3,650	2,590	1,547		$1,060

Total						$8,293	$6,859	$5,379

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

We recognized no OTTI charges during the three months ended March 31, 2016 and the three months ended March 31, 2015.

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

During the three months ended March 31, 2016, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 2016, we had $122.5 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $2.0 million at March 31, 2016. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Southern National
Common equity tier 1 capital ratio	$111,043	12.79%	$39,077	4.50%	$56,445	6.50%
Tier 1 risk-based capital ratio	111,043	12.79%	52,103	6.00%	69,470	8.00%
Total risk-based capital ratio	119,734	13.79%	69,470	8.00%	86,838	10.00%
Leverage ratio	111,043	10.83%	41,025	4.00%	51,281	5.00%
Sonabank
Common equity tier 1 capital ratio	$109,779	12.65%	$39,057	4.50%	$56,416	6.50%
Tier 1 risk-based capital ratio	109,779	12.65%	52,076	6.00%	69,435	8.00%
Total risk-based capital ratio	118,469	13.65%	69,435	8.00%	86,794	10.00%
Leverage ratio	109,779	10.71%	41,008	4.00%	51,260	5.00%

December 31, 2015
Southern National
Common equity tier 1 capital ratio	$109,276	13.13%	$37,254	4.50%	$54,101	6.50%
Tier 1 risk-based capital ratio	109,276	13.13%	49,939	6.00%	66,585	8.00%
Total risk-based capital ratio	117,697	14.14%	66,585	8.00%	83,232	10.00%
Leverage ratio	109,276	11.06%	39,509	4.00%	49,386	5.00%
Sonabank
Common equity tier 1 capital ratio	$108,054	12.99%	$37,436	4.50%	$54,075	6.50%
Tier 1 risk-based capital ratio	108,054	12.99%	49,915	6.00%	66,553	8.00%
Total risk-based capital ratio	116,475	14.00%	66,553	8.00%	83,192	10.00%
Leverage ratio	108,054	10.94%	39,493	4.00%	49,366	5.00%

The most recent regulatory notification categorized Sonabank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Sonabank’s category.

Beginning on January 1, 2016, SNBV and Sonabank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments.  This buffer must consist solely of Common Equity Tier 1 Capital, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital) in addition to the minimum risk-based capital requirements.  The capital conservation buffer required for 2016 is common equity equal to .625% of risk-weighted assets and will increase by .625% per year until reaching 2.5% beginning January 1, 2019.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of March 31, 2016 and as of December 31, 2015, and all changes are within our ALM Policy guidelines except for the changes resulting from the 400 basis point increase in interest rates at March 31, 2016. We have determined that the main factor contributing to the greater EVE sensitivity is growth in shorter term funding. However, the solution would cause a large decrease in net interest income in the short term.

	Sensitivity of Economic Value of Equity
	As of March 31, 2016

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$103,899	$(36,564)	-26.03%	9.58%	85.76%
Up 300	112,573	(27,890)	-19.86%	10.38%	92.92%
Up 200	121,900	(18,563)	-13.22%	11.24%	100.61%
Up 100	131,990	(8,473)	-6.03%	12.17%	108.94%
Base	140,463	-	0.00%	12.95%	115.94%
Down 100	126,676	(13,787)	-9.82%	11.68%	104.56%
Down 200	121,581	(18,882)	-13.44%	11.21%	100.35%

	Sensitivity of Economic Value of Equity
	As of December 31, 2015

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$108,441	$(34,579)	-24.18%	10.47%	90.64%
Up 300	115,906	(27,114)	-18.96%	11.19%	96.88%
Up 200	124,098	(18,922)	-13.23%	11.98%	103.73%
Up 100	133,386	(9,634)	-6.74%	12.87%	111.49%
Base	143,020	-	0.00%	13.80%	119.55%
Down 100	130,510	(12,510)	-8.75%	12.60%	109.09%
Down 200	122,637	(20,383)	-14.25%	11.84%	102.51%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2016 and December 31, 2015 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of March 31, 2016

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$39,556	$3,762	3.81%	0.35%
Up 300	38,604	2,810	3.72%	0.26%
Up 200	37,678	1,884	3.64%	0.18%
Up 100	36,854	1,060	3.56%	0.10%
Base	35,794	-	3.46%	0.00%
Down 100	36,494	700	3.53%	0.07%
Down 200	36,599	805	3.54%	0.08%

	Sensitivity of Net Interest Income
	As of December 31, 2015

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$39,018	$3,252	3.94%	0.32%
Up 300	38,030	2,264	3.84%	0.22%
Up 200	37,064	1,298	3.75%	0.13%
Up 100	36,220	454	3.66%	0.04%
Base	35,766	-	3.62%	0.00%
Down 100	35,646	(120)	3.60%	-0.02%
Down 200	35,504	(262)	3.59%	-0.03%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of March 31, 2016.

ITEM 1A – RISK FACTORS

As of March 31, 2016 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

May 10, 2016	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

May 10, 2016	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer