Form 10-Q
period 2016-06-30
Southern National Bancorp of Virginia Inc
filed 2016-08-08
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 2, 2016, there were 12,260,943 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

June 30, 2016

INDEX

PAGE

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	2
Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2016 and 2015	3
Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	5
Notes to Consolidated Financial Statements	6- 28

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	29- 41

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	42-44

Item 4 – Controls and Procedures	45

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	45

Item 1A – Risk Factors	45

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3 – Defaults Upon Senior Securities	45

Item 4 – Mine Safety Disclosures	45

Item 5 – Other Information	45

Item 6 - Exhibits	45

Signatures	47

Certifications	48-50

ITEM I - FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts) (Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$4,367	$3,972
Interest-bearing deposits in other financial institutions	37,338	26,364
Total cash and cash equivalents	41,705	30,336

Securities available for sale, at fair value	3,722	4,209

Securities held to maturity, at amortized cost (fair value of $93,151 and $96,464, respectively)	92,285	96,780

Covered loans	31,633	34,373
Non-covered loans	874,703	795,052
Total loans	906,336	829,425
Less allowance for loan losses	(8,421)	(8,421)
Net loans	897,915	821,004

Stock in Federal Reserve Bank and Federal Home Loan Bank	7,610	6,929
Equity investment in mortgage affiliate	4,695	4,459
Preferred investment in mortgage affiliate	2,555	2,555
Bank premises and equipment, net	8,560	8,882
Goodwill	10,514	10,514
Core deposit intangibles, net	969	1,093
FDIC indemnification asset	2,503	2,922
Bank-owned life insurance	23,475	23,126
Other real estate owned	9,458	10,439
Deferred tax assets, net	6,850	6,716
Other assets	7,877	6,143

Total assets	$1,120,693	$1,036,107

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing demand deposits	$88,808	$83,769
Interest-bearing deposits:
NOW accounts	32,287	28,080
Cash management accounts	10,675	-
Money market accounts	126,693	131,731
Savings accounts	52,971	49,939
Time deposits	591,316	531,775
Total interest-bearing deposits	813,942	741,525
Total deposits	902,750	825,294

Securities sold under agreements to repurchase	-	10,381
Federal Home Loan Bank (FHLB) advances - short term	77,500	59,000
Federal Home Loan Bank (FHLB) advances - long term	10,000	15,000
Other liabilities	7,486	6,796
Total liabilities	997,736	916,471

Commitments and contingencies (See Note 5)	-	-

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 12,248,943 shares at June 30, 2016 and 12,234,443 at December 31, 2015	122	122
Additional paid in capital	104,629	104,389
Retained earnings	19,131	15,735
Accumulated other comprehensive loss	(925)	(610)
Total stockholders' equity	122,957	119,636

Total liabilities and stockholders' equity	$1,120,693	$1,036,107

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015

Interest and dividend income :
Interest and fees on loans	$11,241	$9,970	$21,998	$19,521
Interest and dividends on taxable securities	797	531	1,478	1,185
Interest and dividends on tax exempt securities	84	101	168	202
Interest and dividends on other earning assets	169	130	320	259
Total interest and dividend income	12,291	10,732	23,964	21,167
Interest expense:
Interest on deposits	1,978	1,525	3,790	2,864
Interest on borrowings	139	183	288	352
Total interest expense	2,117	1,708	4,078	3,216

Net interest income	10,174	9,024	19,886	17,951

Provision for loan losses	1,387	1,500	2,012	2,025
Net interest income after provision for loan losses	8,787	7,524	17,874	15,926

Noninterest income:
Account maintenance and deposit service fees	228	239	451	460
Income from bank-owned life insurance	175	154	349	304
Equity income from mortgage affiliate	552	793	632	778
Gain on sale of other assets	-	7	-	7
Net gain on sale of available for sale securities	-	520	-	520
Other	37	46	61	95

Total noninterest income	992	1,759	1,493	2,164

Noninterest expenses:
Salaries and benefits	2,926	2,836	6,054	5,639
Occupancy expenses	785	826	1,594	1,697
Furniture and equipment expenses	248	224	437	434
Amortization of core deposit intangible	62	65	124	130
Virginia franchise tax expense	97	88	194	176
FDIC assessment	168	156	313	328
Data processing expense	177	170	349	334
Telephone and communication expense	198	201	385	407
Change in FDIC indemnification asset	203	117	419	246
Net (gain) loss on other real estate owned	(38)	(57)	83	263
Other operating expenses	771	963	1,678	1,756
Total noninterest expenses	5,597	5,589	11,630	11,410
Income before income taxes	4,182	3,694	7,737	6,680
Income tax expense	1,393	1,228	2,382	2,210
Net income	$2,789	$2,466	$5,355	$4,470
Other comprehensive income (loss):
Unrealized loss on available for sale securities	$(147)	$(241)	$(484)	$(218)
Realized amount on securities sold, net	-	(520)	-	(520)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	-	4,278	-	4,278
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	4	3	7	25
Net unrealized gain (loss)	(143)	3,520	(477)	3,565
Tax effect	48	(1,196)	162	(1,212)
Other comprehensive income (loss)	(95)	2,324	(315)	2,353
Comprehensive income	$2,694	$4,790	$5,040	$6,823
Earnings per share, basic	$0.23	$0.20	$0.44	$0.37
Earnings per share, diluted	$0.23	$0.20	$0.43	$0.36

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2015	$122	$104,389	$15,735	$(610)	$119,636
Comprehensive income:
Net income			5,355		5,355
Change in unrealized loss on securities available for sale (net of tax benefit, $164)				(320)	(320)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $2 and accretion, $5 and amounts recorded into other comprehensive income at transfer)				5	5
Dividends on common stock ($.16 per share)			(1,959)		(1,959)
Issuance of common stock under Stock Incentive Plan (14,500 shares)		104			104
Stock-based compensation expense		136			136

Balance - June 30, 2016	$122	$104,629	$19,131	$(925)	$122,957

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(dollars in thousands) (Unaudited)

	2016	2015

Operating activities:
Net income	$5,355	$4,470
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	415	451
Amortization of core deposit intangible	124	130
Other amortization, net	(97)	62
Accretion of loan discount	(993)	(1,412)
Amortization of FDIC indemnification asset	419	246
Provision for loan losses	2,012	2,025
Earnings on bank-owned life insurance	(349)	(304)
Equity income on mortgage affiliate	(632)	(778)
Stock based compensation expense	136	169
Net gain on sale of available for sale securities	-	(520)
Net loss on other real estate owned	83	263
Net (increase) decrease in other assets	(1,720)	1,105
Net increase (decrease) in other liabilities	690	(620)
Net cash and cash equivalents provided by operating activities	5,443	5,287
Investing activities:
Proceeds from sales of available for sale securities	-	3,966
Purchases of held to maturity securities	(25,063)	(7,156)
Proceeds from paydowns, maturities and calls of held to maturity securities	29,679	6,401
Loan originations and payments, net	(78,074)	(60,194)
Investment in mortgage affiliate	-	(634)
Distribution from mortgage affiliate	396	-
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(681)	(451)
Payments received on FDIC indemnification asset	-	3
Proceeds from sale of other real estate owned	1,042	481
Purchases of bank premises and equipment	(93)	(196)
Net cash and cash equivalents used in investing activities	(72,794)	(57,780)
Financing activities:
Net increase in deposits	67,075	74,605
Cash dividends paid - common stock	(1,959)	(1,958)
Purchase of common stock	-	(365)
Issuance of common stock under Stock Incentive Plan	104	425
Net increase in securities sold under agreement to repurchase and other short-term and long-term borrowings	13,500	15,992
Net cash and cash equivalents provided by financing activities	78,720	88,699
Increase in cash and cash equivalents	11,369	36,206
Cash and cash equivalents at beginning of period	30,336	38,320
Cash and cash equivalents at end of period	$41,705	$74,526

Supplemental disclosure of cash flow information
Cash payments for:
Interest	$4,089	$3,056
Income taxes	2,658	2,310
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	-	1,340
Transfer from covered loans to other real estate owned	144	-

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which sets forth a “current expected credit loss” ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. SNBV is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

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

Southern National granted 136,000 options during the first six months of 2016. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the six months ended June 30, 2016:

Expected life	10 years
Expected volatility	14.16%
Risk-free interest rate	1.62%
Weighted average fair value per option granted	$0.63
Dividend yield	4.44%

For the three and six months ended June 30, 2016 and 2015, stock-based compensation expense was $58 thousand and $136 thousand, respectively, compared to $85 thousand and $169 thousand for the same periods last year. As of June 30, 2016, unrecognized compensation expense associated with the stock options was $574 thousand, which is expected to be recognized over a weighted average period of 2.8 years.

A summary of the activity in the stock option plan during the six months ended June 30, 2016 follows (dollars in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	664,400	$9.00
Granted	136,000	11.99
Forfeited	-	-
Exercised	(14,500)	7.16
Options outstanding, end of period	785,900	$9.55	7.0	$2,051

Vested or expected to vest	785,900	$9.55	7.0	$2,051

Exercisable at end of period	383,340	$7.82	4.9	$1,520

3.	SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
June 30, 2016	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,284	$64	$-	$2,348
Trust preferred securities	2,589	-	(1,215)	1,374
	$4,873	$64	$(1,215)	$3,722

	Amortized	Gross Unrealized		Fair
December 31, 2015	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,287	$25	$-	$2,312
Trust preferred securities	2,590	-	(693)	1,897
	$4,877	$25	$(693)	$4,209

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
June 30, 2016	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$20,667	$714	$(11)	21,370
Residential government-sponsored collateralized mortgage obligations	2,679	10	(6)	2,683
Government-sponsored agency securities	51,970	277	(6)	52,241
Obligations of states and political subdivisions	12,750	349	(5)	13,094
Trust preferred securities	4,219	-	(456)	3,763
	$92,285	$1,350	$(484)	$93,151

	Amortized	Gross Unrecognized		Fair
December 31, 2015	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$20,751	$459	$(22)	$21,188
Residential government-sponsored collateralized mortgage obligations	2,946	-	(66)	2,880
Government-sponsored agency securities	55,937	222	(618)	55,541
Obligations of states and political subdivisions	12,794	157	(67)	12,884
Trust preferred securities	4,352	-	(381)	3,971
	$96,780	$838	$(1,154)	$96,464

The amortized cost amounts are net of recognized other than temporary impairment.

The fair value and carrying amount, if different, of debt securities as of June 30, 2016, by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in five to ten years	$7,195	$7,378	$-	$-
Due after ten years	61,744	61,720	4,873	3,722
Residential government-sponsored mortgage-backed securities	20,667	21,370	-	-
Residential government-sponsored collateralized mortgage obligations	2,679	2,683	-	-
Total	$92,285	$93,151	$4,873	$3,722

Securities with a carrying amount of approximately $86.0 million and $89.7 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, certain other deposits and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment. At June 30, 2016 and December 31, 2015, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $12.9 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at June 30, 2016. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of June 30, 2016. The following tables present information regarding securities in a continuous unrealized loss position as of June 30, 2016 and December 31, 2015 (in thousands) by duration of time in a loss position:

June 30, 2016
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Trust preferred securities	$-	$-	$1,374	$(1,215)	$1,374	$(1,215)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$-	$-	$461	$(11)	$461	$(11)
Residential government-sponsored collateralized mortgage obligations	-	-	1,144	(6)	1,144	(6)
Government-sponsored agency securities	4,994	(6)	-	-	4,994	(6)
Obligations of states and political subdivisions	-	-	1,127	(5)	1,127	(5)
Trust preferred securities	-	-	3,763	(456)	3,763	(456)
	$4,994	$(6)	$6,495	$(478)	$11,489	$(484)

December 31, 2015

	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Trust preferred securities	$-	$-	$1,897	$(693)	$1,897	$(693)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$5,459	$(14)	$640	$(8)	$6,099	$(22)
Residential government-sponsored collateralized mortgage obligations	512	(5)	2,368	(61)	2,880	(66)
Government-sponsored agency securities	35,453	(507)	9,878	(111)	45,331	(618)
Obligations of states and political subdivisions	-	-	2,513	(67)	2,513	(67)
Trust preferred securities	-	-	3,971	(381)	3,971	(381)
	$41,424	$(526)	$19,370	$(628)	$60,794	$(1,154)

As of June 30, 2016, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A1	A	$4,310	$3,951	$3,544	13%	$245
MMCF III B	Senior Sub	A3	A-	Ba1	BB	273	268	219	32%	5
						4,583	4,219	3,763		$250

Available for Sale
Other Than Temporarily Impaired:										Cumulative OTTI Related to Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	525	37%	400
ALESCO V C1	Mezzanine	A2	A	Caa3	C	2,150	1,490	849	14%	660
						3,650	2,589	1,374		$1,060

Total						$8,233	$6,808	$5,137

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

We recognized no OTTI charges during the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015.

The following table presents a roll forward of the credit losses on our securities previously classified as held to maturity and now classified as available for sale recognized in earnings for the three months ended June 30, 2016 and 2015 (in thousands):

	2016	2015

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$1,060	$8,949
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	-	-
Reductions due to sales of securities for which an other-than-temporary impairment was previously recognized	-	(7,889)
Reductions due to realized losses	-	-
Amount of cumulative other-than-temporary impairment related to credit loss as of June 30	$1,060	$1,060

Changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2016 and 2015 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
For the three months ended June 30, 2016	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(662)	$(168)	$(830)
Other comprehensive income/(loss) before reclassifications	(98)	3	(95)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	(98)	3	(95)
Ending balance	$(760)	$(165)	$(925)

	Unrealized Holding
	Gains (Losses) on
For the six months ended June 30, 2016	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(440)	$(170)	$(610)
Other comprehensive income/(loss) before reclassifications	(320)	5	(315)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	(320)	5	(315)
Ending balance	$(760)	$(165)	$(925)

	Unrealized Holding
	Gains (Losses) on
For the three months ended June 30, 2015	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$9	$(3,000)	$(2,991)
Other comprehensive income/(loss) before reclassifications	(502)	2	(500)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	2,824	2,824
Net current-period other comprehensive income/(loss)	(502)	2,826	2,324
Ending balance	$(493)	$(174)	$(667)

	Unrealized Holding
	Gains (Losses) on
For the six months ended June 30, 2015	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(6)	$(3,014)	$(3,020)
Other comprehensive income/(loss) before reclassifications	(487)	16	(471)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	2,824	2,824
Net current-period other comprehensive income/(loss)	(487)	2,840	2,353
Ending balance	$(493)	$(174)	$(667)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2016 and December 31, 2015:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	June 30, 2016			December 31, 2015
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$140,587	$140,587	$-	$141,521	$141,521
Commercial real estate - non-owner-occupied	-	306,671	306,671	-	256,513	256,513
Secured by farmland	-	561	561	-	578	578
Construction and land loans	-	68,477	68,477	-	67,832	67,832
Residential 1-4 family	11,876	188,144	200,020	12,994	165,077	178,071
Multi- family residential	-	32,513	32,513	-	25,501	25,501
Home equity lines of credit	19,757	12,529	32,286	21,379	13,798	35,177
Total real estate loans	31,633	749,482	781,115	34,373	670,820	705,193

Commercial loans	-	125,969	125,969	-	124,985	124,985
Consumer loans	-	1,325	1,325	-	1,366	1,366
Gross loans	31,633	876,776	908,409	34,373	797,171	831,544

Less deferred fees on loans	-	(2,073)	(2,073)	-	(2,119)	(2,119)
Loans, net of deferred fees	$31,633	$874,703	$906,336	$34,373	$795,052	$829,425

(1)	Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of June 30, 2016, non-covered loans included $26.6 million of loans acquired in the HarVest acquisition and $47.9 million acquired in the PGFSB acquisition.

Accretable discount on the acquired Greater Atlantic loans, the PGFSB loans and the HarVest loans was $7.0 million and $7.9 million at June 30, 2016 and December 31, 2015 respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

June 30, 2016	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$9,183	$9,198	$-	$9,183	$9,198	$-
Commercial real estate - non-owner occupied (2)	-	-	-	133	225	-	133	225	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	2,592	3,038	-	2,592	3,038	-
Residential 1-4 family (4)	1,046	1,217	-	-	-	-	1,046	1,217	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$1,046	$1,217	$-	$11,908	$12,461	$-	$12,954	$13,678	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$695	$695	$150	$695	$695	$150
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	5,497	6,068	650	5,497	6,068	650
Residential 1-4 family (4)	-	-	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$6,192	$6,763	$800	$6,192	$6,763	$800
Grand total	$1,046	$1,217	$-	$18,100	$19,224	$800	$19,146	$20,441	$800

(1) Recorded investment is after cumulative prior charge offs of $1.0 million. These loans also have aggregate SBA guarantees of $1.7 million.

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

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three and six months ended June 30, 2016 and 2015 (in thousands):

Three months ended June 30, 2016	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,826	$73	$6,826	$73
Commercial real estate - non-owner occupied (1)	-	-	133	3	133	3
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,031	14	3,031	14
Residential 1-4 family (2)	1,047	9	-	-	1,047	9
Other consumer loans	-	-	-	-	-	-

Total	$1,047	$9	$9,990	$90	$11,037	$99

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$695	$8	$695	$8
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,494	39	3,494	39
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,189	$47	$4,189	$47
Grand total	$1,047	$9	$14,179	$137	$15,226	$146

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Three months ended June 30, 2015	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,629	$74	$6,629	$74
Commercial real estate - non-owner occupied (1)	-	-	139	3	139	3
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,068	-	3,068	-
Residential 1-4 family (2)	1,682	11	-	-	1,682	11
Other consumer loans	-	-	-	-	-	-

Total	$1,682	$11	$9,836	$77	$11,518	$88

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$771	$11	$771	$11
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,621	54	3,621	54
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,392	$65	$4,392	$65
Grand total	$1,682	$11	$14,228	$142	$15,910	$153

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Six months ended June 30, 2016
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,166	$146	$6,166	$146
Commercial real estate - non-owner occupied (1)	-	-	135	5	135	5
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,959	28	2,959	-
Residential 1-4 family (2)	1,012	17	-	-	1,012	17
Other consumer loans	-	-	-	-	-	-

Total	$1,012	$17	$9,260	$179	$10,272	$168

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$697	$16	$697	$16
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,942	78	2,942	78
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,639	$94	$3,639	$94
Grand total	$1,012	$17	$12,899	$273	$13,911	$262

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Six months ended June 30, 2015
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,638	$148	$6,638	$148
Commercial real estate - non-owner occupied (1)	-	-	140	6	140	6
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,972	-	2,972	-
Residential 1-4 family (2)	1,668	22	-	-	1,668	22
Other consumer loans	-	-	-	-	-	-

Total	$1,668	$22	$9,750	$154	$11,418	$176

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$777	$21	$777	$21
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,641	107	3,641	107
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,418	$128	$4,418	$128
Grand total	$1,668	$22	$14,168	$282	$15,836	$304

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	188	51	-	239	640	30,754	31,633
Other consumer loans	-	-	-	-	-	-	-

Total	$188	$51	$-	$239	$640	$30,754	$31,633

Non-covered loans:
Commercial real estate - owner occupied	$1,222	$-	$-	$1,222	$633	$138,732	$140,587
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	339,745	339,745
Construction and land development	-	-	-	-	-	68,477	68,477
Commercial loans	1,011	-	-	1,011	1,685	123,273	125,969
Residential 1-4 family (2)	127	-	-	127	-	200,546	200,673
Other consumer loans	-	-	-	-	-	1,325	1,325

Total	$2,360	$-	$-	$2,360	$2,318	$872,098	$876,776

Total loans:
Commercial real estate - owner occupied	$1,222	$-	$-	$1,222	$633	$138,732	$140,587
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	339,745	339,745
Construction and land development	-	-	-	-	-	68,477	68,477
Commercial loans	1,011	-	-	1,011	1,685	123,273	125,969
Residential 1-4 family (2)	315	51	-	366	640	231,300	232,306
Other consumer loans	-	-	-	-	-	1,325	1,325

Total	$2,548	$51	$-	$2,599	$2,958	$902,852	$908,409

December 31, 2015	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	119	43	-	162	698	33,513	34,373
Other consumer loans	-	-	-	-	-	-	-

Total	$119	$43	$-	$162	$698	$33,513	$34,373

Non-covered loans:
Commercial real estate - owner occupied	$561	$-	$-	$561	$2,071	$138,889	$141,521
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	282,592	282,592
Construction and land development	-	-	-	-	-	67,832	67,832
Commercial loans	267	-	-	267	2,102	122,616	124,985
Residential 1-4 family (2)	85	-	-	85	-	178,790	178,875
Other consumer loans	1	-	-	1	-	1,365	1,366

Total	$914	$-	$-	$914	$4,173	$792,084	$797,171

Total loans:
Commercial real estate - owner occupied	$561	$-	$-	$561	$2,071	$138,889	$141,521
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	282,592	282,592
Construction and land development	-	-	-	-	-	67,832	67,832
Commercial loans	267	-	-	267	2,102	122,616	124,985
Residential 1-4 family (2)	204	43	-	247	698	212,303	213,248
Other consumer loans	1	-	-	1	-	1,365	1,366

Total	$1,033	$43	$-	$1,076	$4,871	$825,597	$831,544

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $1.7 million and $3.5 million at June 30, 2016 and December 31, 2015, respectively.

Activity in the allowance for non-covered loan and lease losses for the three and six months ended June 30, 2016 and 2015 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended June 30, 2016	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,251	$1,553	$716	$2,892	$1,556	$82	$640	$8,690
Charge offs	-	-	(449)	(1,156)	(22)	(69)	-	(1,696)
Recoveries	-	-	-	37	2	1	-	40
Provision	(530)	(150)	588	1,572	(274)	108	73	1,387
Ending balance	$721	$1,403	$855	$3,345	$1,262	$122	$713	$8,421

Three months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$1,424	$1,188	$1,351	$2,049	$1,215	$43	$450	$7,720
Charge offs	(1,000)	-	-	(266)	-	(3)	-	(1,269)
Recoveries	3	6	-	10	2	1	-	22
Provision	627	330	(299)	628	7	5	202	1,500
Ending balance	$1,054	$1,524	$1,052	$2,421	$1,224	$46	$652	$7,973

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Six months ended June 30, 2016	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421
Charge offs	-	-	(449)	(1,271)	(22)	(322)	-	(2,064)
Recoveries	-	-	-	46	4	2	-	52
Provision	(464)	181	439	1,529	(128)	394	61	2,012
Ending balance	$721	$1,403	$855	$3,345	$1,262	$122	$713	$8,421

Six months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393
Charge offs	(1,000)	-	-	(619)	-	(5)	-	(1,624)
Recoveries	4	12	139	19	4	1	-	179
Provision	1,195	389	(731)	958	(102)	1	315	2,025
Ending balance	$1,054	$1,524	$1,052	$2,421	$1,224	$46	$652	$7,973

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Activity in the allowance for covered loan and lease losses by class of loan for the three and six months ended June 30, 2016 and 2015 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended June 30, 2016	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Three months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$17	$4	$-	$21
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.

(3) Includes home equity lines of credit.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Six months ended June 30, 2016	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Six months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$17	$4	$-	$21
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.

(3) Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
June 30, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$-	$-	$650	$-	$-	$-	$800
Collectively evaluated for impairment	571	1,403	855	2,695	1,262	122	713	7,621
Total ending allowance	$721	$1,403	$855	$3,345	$1,262	$122	$713	$8,421

Loans:
Individually evaluated for impairment	$9,878	$133	$-	$8,089	$-	$-	$-	$18,100
Collectively evaluated for impairment	130,709	339,612	68,477	117,880	200,673	1,325	-	858,676
Total ending loan balances	$140,587	$339,745	$68,477	$125,969	$200,673	$1,325	$-	$876,776

December 31, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$439	$-	$-	$400	$-	$-	$-	$839
Collectively evaluated for impairment	746	1,222	865	2,641	1,408	48	652	7,582
Total ending allowance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421

Loans:
Individually evaluated for impairment	$7,862	$136	$-	$5,484	$-	$-	$-	$13,482
Collectively evaluated for impairment	133,659	282,456	67,832	119,501	178,875	1,366	-	783,689
Total ending loan balances	$141,521	$282,592	$67,832	$124,985	$178,875	$1,366	$-	$797,171

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
June 30, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-
Total ending allowance	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$1,046	$-	$-	$1,046
Collectively evaluated for impairment	-	-	-	-	30,587	-	-	30,587
Total ending loan balances	$-	$-	$-	$-	$31,633	$-	$-	$31,633

December 31, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-
Total ending allowance	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Individually evaluated for impairment	$-		$-	$-	$1,066	$-		$1,066
Collectively evaluated for impairment	-	-	-	-	33,307	-	-	33,307
Total ending loan balances	$-	$-	$-	$-	$34,373	$-	$-	$34,373

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

During the three and six months ending June 30, 2016, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $695 thousand, was current as of June 30, 2016.

During the three and six months ending June 30, 2015, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015.

Credit Quality Indicators

Through its system of internal controls Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. Southern National had no loans classified Doubtful at June 30, 2016 or December 31, 2015.

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

As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

June 30, 2016	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$50	$9,878	$130,659	$140,587	$9,928	$130,659	$140,587
Commercial real estate - non-owner occupied (2)	-	-	-	-	133	339,612	339,745	133	339,612	339,745
Construction and land development	-	-	-	-	-	68,477	68,477	-	68,477	68,477
Commercial loans	-	-	-	28	8,089	117,852	125,969	8,117	117,852	125,969
Residential 1-4 family (4)	1,046	30,587	31,633	-	-	200,673	200,673	1,046	231,260	232,306
Other consumer loans	-	-	-	-	-	1,325	1,325	-	1,325	1,325

Total	$1,046	$30,587	$31,633	$78	$18,100	$858,598	$876,776	$19,224	$889,185	$908,409

December 31, 2015	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$3,666	$7,862	$129,993	$141,521	$11,528	$129,993	$141,521
Commercial real estate - non-owner occupied (2)	-	-	-	-	136	282,456	282,592	136	282,456	282,592
Construction and land development	-	-	-	552	-	67,280	67,832	552	67,280	67,832
Commercial loans	-	-	-	4,014	5,484	115,487	124,985	9,498	115,487	124,985
Residential 1-4 family (4)	1,066	33,307	34,373	-	-	178,875	178,875	1,066	212,182	213,248
Other consumer loans	-	-	-	-	-	1,366	1,366	-	1,366	1,366

Total	$1,066	$33,307	$34,373	$8,232	$13,482	$775,457	$797,171	$22,780	$808,764	$831,544

(1)	Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes SBA guarantees of $1.7 million and $3.5 million as of June 30, 2016 and December 31, 2015, respectively.
(4)	Includes home equity lines of credit.

The amount of foreclosed residential real estate property held at June 30, 2016 was $3.5 million. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $567 thousand at June 30, 2016.

5.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $5.7 million and $6.7 million as of June 30, 2016 and December 31, 2015, respectively.

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

At June 30, 2016 and December 31, 2015, we had unfunded lines of credit and undisbursed construction loan funds totaling $115.6 million and $132.3 million, respectively. We had approved loan commitments of $7.3 million and $2.7 million at June 30, 2016, and December 31, 2015, respectively. Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

6.	Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2016
Basic EPS	$2,789	12,249	$0.23
Effect of dilutive stock options and warrants	-	146	-
Diluted EPS	$2,789	12,395	$0.23

For the three months ended June 30, 2015
Basic EPS	$2,466	12,240	$0.20
Effect of dilutive stock options and warrants	-	119	-
Diluted EPS	$2,466	12,359	$0.20

For the six months ended June 30, 2016
Basic EPS	$5,355	12,243	$0.44
Effect of dilutive stock options and warrants	-	151	-
Diluted EPS	$5,355	12,394	$0.43

For the six months ended June 30, 2015
Basic EPS	$4,470	12,229	$0.37
Effect of dilutive stock options and warrants	-	114	-
Diluted EPS	$4,470	12,343	$0.36

There were 585,605 and 580,935 anti-dilutive options and warrants for the three and six months ended June 30, 2015, respectively. There were 663,596 and 667,854 anti-dilutive options and warrants for the three and six months ended June 30, 2015, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,348	$-	$2,348	$-
Trust preferred securities	1,374	-	1,374	-
	$3,722	$-	$3,722	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,312	$-	$2,312	$-
Trust preferred securities	1,897	-	1,897	-
	$4,209	$-	$4,209	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Trust Preferred Securities Classified as Held-to-Maturity

Prior to the quarter ended June 30, 2015, due to market conditions as well as the limited trading activity of these securities, the market value of the securities was highly sensitive to assumption changes and market volatility. We had determined that our trust preferred securities were classified within Level 3 of the fair value hierarchy. Market conditions and trading activity has improved significantly for trust preferred securities, and the fair value as of June 30, 2016 was estimated within Level 2 of the fair value hierarchy, as the fair value is based on either pricing models, quoted market prices of securities with similar characteristics, or discounted cash flows.

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at June 30, 2016 and December 31, 2015. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $18.1 million (including SBA guarantees of $1.7 million) as of June 30, 2016 with an allocated allowance for loan losses totaling $800 thousand compared to a carrying amount of $13.5 million (including SBA guarantees of $3.5 million) with an allocated allowance for loan losses totaling $839 thousand at December 31, 2015.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 6% to 7.6% of collateral valuation at June 30, 2016 and December 31, 2015. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At June 30, 2016, the total amount of non-covered OREO was $9.4 million and covered OREO was $90 thousand. As of December 31, 2015, the total amount of OREO was $10.1 million, and covered OREO was $343 thousand.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$9,728			$9,728
Commercial real estate - non-owner occupied (1)	133			133
Commercial loans	7,439			7,439
Impaired covered loans:
Residential 1-4 family	1,046			1,046
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,110			1,110
Commercial real estate - non-owner occupied (1)	237			237
Construction and land development	4,614			4,614
Residential 1-4 family	3,407			3,407
Covered other real estate owned:
Residential 1-4 family	90			90

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$7,423			$7,423
Commercial real estate - non-owner occupied (1)	136			136
Commercial loans	5,084			5,084
Impaired covered loans:
Residential 1-4 family	1,066			1,066
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,110			1,110
Commercial real estate - non-owner occupied (1)	237			237
Construction and land development	5,007			5,007
Residential 1-4 family	3,741			3,741
Covered other real estate owned:
Residential 1-4 family	343			343

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		June 30, 2016		December 31, 2015
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$41,705	$41,705	$30,336	$30,336
Securities available for sale	See previous table	3,722	3,722	4,209	4,209
Securities held to maturity	Level 2	92,285	93,151	96,780	96,464
Stock in Federal Reserve Bank and Federal
Home Loan Bank	n/a	7,610	n/a	6,929	n/a
Equity investment in mortgage affiliate	Level 3	4,695	4,695	4,459	4,459
Preferred investment in mortgage affiliate	Level 3	2,555	2,555	2,555	2,555
Net non-covered loans	Level 3	866,282	877,861	786,631	793,541
Net covered loans	Level 3	31,633	37,057	34,373	38,077
Accrued interest receivable	Level 2 & Level 3	3,052	3,052	2,914	2,914
FDIC indemnification asset	Level 3	2,503	745	2,922	745
Financial liabilities:
Demand deposits	Level 1	131,770	131,770	111,849	111,849
Money market and savings accounts	Level 1	179,664	179,664	181,670	181,670
Certificates of deposit	Level 3	591,316	594,708	531,775	531,456
Securities sold under agreements to
repurchase and other short-term borrowings	Level 1	77,500	77,500	69,381	69,381
FHLB advances	Level 3	10,000	10,053	15,000	15,041
Accrued interest payable	Level 1 & Level 3	835	835	846	846

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

8.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (FHLB) overnight advances, other FHLB advances maturing within one year, federal funds purchased and, until the second quarter of 2016, securities sold under agreements to repurchase that mature within one year, which are secured transactions with customers. During the second quarter of 2016, we discontinued offering securities sold under agreements to repurchase and transferred those accounts into interest-bearing cash management accounts. As of June 30, 2016, those balances were $10.7 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2015. Results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of results that may be attained for any other period.

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

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended June 30, 2016 was $2.8 million and $5.4 million for the first half of 2016. That compares to $2.5 million and $4.5 million for the three and six months ended June 30, 2015.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $10.2 million in the quarter ended June 30, 2016 compared to $9.0 million during the same period last year. Average loans during the second quarter of 2016 were $888.1 million compared to $751.1 million during the same period last year. Sonabank’s net interest margin was 4.06% in the second quarter of 2016 which was the same as the second quarter of 2015 and the first quarter of 2016. The accretion of the discount on loans acquired in the acquisitions of Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank (PGFSB) contributed $490 thousand to net interest income during the three months ended June 30, 2016 compared to $723 thousand during the second quarter of 2015.

Net interest income was $19.9 million during the six months ended June 30, 2016, compared to $18.0 million during the comparable period in the prior year. Average loans during the six months ended June 30, 2016 were $865.6 million compared to $732.4 million during the same period last year. Sonabank’s net interest margin was 4.06% during the first half of 2016 compared to 4.18% during the six months ended June 30, 2015. The loan discount accretions on our three acquisitions were $1.0 million in the first half of 2016 compared to $1.5 million in the same period last year.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Quarters Ended
	6/30/2016			6/30/2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$888,083	$11,241	5.09%	$751,100	$9,970	5.32%
Investment securities	102,674	881	3.43%	95,035	632	2.66%
Other earning assets	18,273	169	3.72%	44,664	130	1.17%

Total earning assets	1,009,030	12,291	4.90%	890,799	10,732	4.83%
Allowance for loan losses	(8,865)			(8,267)
Total non-earning assets	81,648			82,976
Total assets	$1,081,813			$965,508

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW accounts	$36,674	15	0.16%	$24,030	7	0.11%
Money market accounts	125,621	108	0.35%	136,557	119	0.35%
Savings accounts	51,891	84	0.65%	43,559	66	0.61%
Time deposits	577,707	1,771	1.23%	498,525	1,333	1.07%
Total interest-bearing deposits	791,893	1,978	1.00%	702,671	1,525	0.87%
Borrowings	72,812	139	0.77%	65,962	183	1.11%
Total interest-bearing liabilities	864,705	2,117	0.98%	768,633	1,708	0.89%
Noninterest-bearing liabilities:
Demand deposits	86,962			73,302
Other liabilities	7,916			6,295
Total liabilities	959,583			848,230
Stockholders' equity	122,230			117,278
Total liabilities and stockholders'
equity	$1,081,813			$965,508
Net interest income		10,174			9,024
Interest rate spread			3.92%			3.94%
Net interest margin			4.06%			4.06%

(1) Includes loan fees in both interest income and the calculation of the yield on loans.

(2) Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest
	Analysis For the Six Month Ended
	6/30/2016			6/30/2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$865,625	$21,998	5.11%	$732,447	$19,521	5.37%
Investment securities	101,790	1,646	3.23%	95,398	1,387	2.91%
Other earning assets	18,467	320	3.48%	38,698	259	1.35%

Total earning assets	985,882	23,964	4.89%	866,543	21,167	4.93%
Allowance for loan losses	(8,739)			(7,972)
Total non-earning assets	81,501			84,085
Total assets	$1,058,644			$942,656

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW accounts	$32,120	22	0.14%	$24,267	13	0.11%
Money market accounts	126,699	216	0.34%	137,552	235	0.34%
Savings accounts	51,284	170	0.67%	43,995	132	0.61%
Time deposits	558,497	3,382	1.22%	482,436	2,484	1.04%
Total interest-bearing deposits	768,600	3,790	0.99%	688,250	2,864	0.84%
Borrowings	77,486	288	0.75%	59,822	352	1.19%
Total interest-bearing liabilities	846,086	4,078	0.97%	748,072	3,216	0.87%
Noninterest-bearing liabilities:
Demand deposits	83,624			72,292
Other liabilities	7,575			6,286
Total liabilities and stockholders'	937,285			826,650
Stockholders' equity	121,359			116,006
Total liabilities and stockholders'
equity	$1,058,644			$942,656
Net interest income		$19,886			$17,951
Interest rate spread			3.92%			4.06%
Net interest margin			4.06%			4.18%

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

The loan loss provision for the quarter ended June 30, 2016 was $1.4 million, compared to $1.5 million for the same period last year. For the six months ended June 30, 2016, the loan loss provision was $2.0 million compared to $2.0 million for the same period last year. Charge offs for the three and six months ended June 30, 2016 were $1.7 million and $2.1 million, respectively. Charge offs for the three and six months ended June 30, 2015 were $1.3 million and $1.6 million, respectively. The increased level of charge-offs in the second quarter of 2016 was mainly due to a single borrower, who was current, but experiencing serious cash flow problems. We believe that our remaining exposure is protected by the value of our collateral which includes receivables and real estate.

Noninterest Income

The following table presents the major categories of noninterest income for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended
	June 30,
	2016	2015	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$228	$239	$(11)
Income from bank-owned life insurance	175	154	21
Equity income from mortgage affiliate	552	793	(241)
Net gain on sale of available for sale securities	-	520	(520)
Gain on sale of other assets	-	7	(7)
Other	37	46	(9)
Total noninterest income	$992	$1,759	$(767)

	For the Six Months Ended
	June 30,
	2016	2015	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$451	$460	$(9)
Income from bank-owned life insurance	349	304	45
Equity income from mortgage affiliate	632	778	(146)
Net gain on sale of available for sale securities	-	520	(520)
Gain on sale of other assets	-	7	(7)
Other	61	95	(34)
Total noninterest income	$1,493	$2,164	$(671)

During the second quarter of 2016 Sonabank had noninterest income of $1.0 million compared to noninterest income of $1.8 million during the second quarter of 2015. We recognized income from our investment in STM in the amount of $552 thousand compared to $793 thousand during the same quarter last year. The decrease in net income from STM in the second quarter of 2016 compared to the second quarter of 2015 was mainly due to the increase of the loan buy-back provision in regards to a loan that STM repurchased and expenses associated with opening a new branch in Charleston, South Carolina. Much of the non-interest income in the second quarter of 2015 resulted from the fact that we transferred from our held-to-maturity (HTM) portfolio all of the trust preferred securities and a non-government sponsored residential collateralized mortgage obligation (CMO) that had previously been classified as other than temporarily impaired to the available-for-sale (AFS) classification. We sold five of these trust preferred securities and the CMO recognizing a net gain of $520 thousand.

Noninterest income decreased to $1.5 million in the first six months of 2016 from $2.2 million in the first six months of 2015. The decrease was primarily due to the income from the STM investment and the gain on the sale of securities mentioned above.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended
	June 30,
	2016	2015	Change
	(dollars in thousands)
Salaries and benefits	$2,926	$2,836	$90
Occupancy expenses	785	826	(41)
Furniture and equipment expenses	248	224	24
Amortization of core deposit intangible	62	65	(3)
Virginia franchise tax expense	97	88	9
FDIC assessment	168	156	12
Data processing expense	177	170	7
Telephone and communication expense	198	201	(3)
Amortization of FDIC indemnification asset	203	117	86
Net (gain) loss on other real estate owned	(38)	(57)	19
Other operating expenses	771	963	(192)
Total noninterest expense	$5,597	$5,589	$8

	For the Six Months Ended
	June 30,
	2016	2015	Change
	(dollars in thousands)
Salaries and benefits	$6,054	$5,639	$415
Occupancy expenses	1,594	1,697	(103)
Furniture and equipment expenses	437	434	3
Amortization of core deposit intangible	124	130	(6)
Virginia franchise tax expense	194	176	18
FDIC assessment	313	328	(15)
Data processing expense	349	334	15
Telephone and communication expense	385	407	(22)
Amortization of FDIC indemnification asset	419	246	173
Net loss on other real estate owned	83	263	(180)
Other operating expenses	1,678	1,756	(78)
Total noninterest expense	$11,630	$11,410	$220

Noninterest expenses were $5.6 million and $11.6 million during the second quarter and the first half of 2016, respectively, compared to $5.6 million and $11.4 million during the same periods in 2015. During the first half of 2016, we had losses of $275 thousand because of impairment recognized on three OREO properties. This was partially offset by gains on the sale of three properties in the amount of $192 thousand, resulting in a net loss of $83 thousand. During the six months ended June 30, 2015, we had losses on Other Real Estate Owned (OREO) of $540 thousand because of impairment recognized on four OREO properties. This was partially offset by a gain on the sale of one property in the amount of $277 thousand, resulting in a net loss of $263 thousand. Employee compensation increased by $415 thousand compared to the first half of 2015, due to increases in the normal course of business.

The efficiency ratio improved from 56.91% during the six months ended June 30, 2015 to 54.05% during the first six months of 2016.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.1 billion as of June 30, 2016 compared to $1.0 billion as of December 31, 2015. Net loans receivable increased from $821.0 million at the end of 2015 to $897.9 million at June 30, 2016.

Total deposits were $902.8 million at June 30, 2016 compared to $825.3 million at December 31, 2015. Certificates of deposit increased $59.5 million during the six months. Noninterest-bearing deposits were $88.8 million at June 30, 2016 and $83.8 million at December 31, 2015.

Loan Portfolio

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of June 30, 2016, non-covered loans included $26.6 million of loans acquired in the HarVest acquisition and $47.9 million acquired in the PGFSB acquisition.

The following table summarizes the composition of our loan portfolio as of June 30, 2016 and December 31, 2015:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	June 30, 2016			December 31, 2015
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$140,587	$140,587	$-	$141,521	$141,521
Commercial real estate - non-owner-occupied	-	306,671	306,671	-	256,513	256,513
Secured by farmland	-	561	561	-	578	578
Construction and land loans	-	68,477	68,477	-	67,832	67,832
Residential 1-4 family	11,876	188,144	200,020	12,994	165,077	178,071
Multi- family residential	-	32,513	32,513	-	25,501	25,501
Home equity lines of credit	19,757	12,529	32,286	21,379	13,798	35,177
Total real estate loans	31,633	749,482	781,115	34,373	670,820	705,193

Commercial loans	-	125,969	125,969	-	124,985	124,985
Consumer loans	-	1,325	1,325	-	1,366	1,366
Gross loans	31,633	876,776	908,409	34,373	797,171	831,544

Less deferred fees on loans	-	(2,073)	(2,073)	-	(2,119)	(2,119)
Loans, net of deferred fees	$31,633	$874,703	$906,336	$34,373	$795,052	$829,425

(1) Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

As of June 30, 2016 and December 31, 2015, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Net loan growth has been strong as seen below at over 17% annualized for the past six quarters:

		1-4 Family
		Purchases		Growth
	Non-residential	from STM	Total	%
2nd Quarter 2016	21,406	$14,291	$35,697	4.10%
1st Quarter 2016	29,287	11,927	41,214	4.97%
4th Quarter 2015	28,698	11,172	39,870	5.05%
3rd Quarter 2015	8,449	20,899	29,348	3.90%
2nd Quarter 2015	20,137	10,429	30,566	4.24%
1st Quarter 2015	15,828	9,607	25,435	3.65%

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

As of June 30, 2016, we had loans past due from 30 to 59 days totaling $2.4 million. Of this total, $1.8 million were loans with SBA guarantees in the amount of $1.3 million. Through early July 2016, payments of $943 thousand had been made on the delinquent SBA loans. There were $520 thousand non-SBA loans past due. Through early July 2016, payments of $47 thousand had been made on the delinquent non-SBA loans.

Non-covered Loans and Assets

Non-covered OREO as of June 30, 2016 was $9.4 million compared to $10.1 million as of the end of the previous year. During the first six months of 2016 we disposed of two non-covered properties, and there were no transfers from loans to OREO.

Non-covered nonaccrual loans were $2.3 million, of which $1.7 million were fully covered by SBA guarantees at June 30, 2016 compared to $4.2 million ($3.5 million of which were loans fully covered by SBA guarantees) at the end of last year. The ratio of non-covered non-performing assets (excluding the SBA guaranteed loans) to non-covered assets improved from 1.07% at the end of 2015 to 0.92% at June 30, 2016. The portions of these SBA loans that were unguaranteed were charged off.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. Our allowance for loan losses as a percentage of non-covered total loans at June 30, 2016 was 0.96%, compared to 1.06% at the end of 2015. Management believes the allowance is adequate at this time but continues to monitor trends in environmental factors which may potentially affect future losses.

The following table presents a comparison of non-covered nonperforming assets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015

Nonaccrual loans	$2,318	$4,173
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	2,318	4,173
Other real estate owned	9,368	10,096
Total nonperforming assets	$11,686	$14,269

SBA guaranteed amounts included in nonaccrual loans	$1,685	$3,541

Allowance for loan losses to nonperforming loans	363.29%	201.80%
Allowance for loan losses to total non-covered loans	0.96%	1.06%
Nonperforming assets excluding SBA guaranteed loans to
total non-covered assets	0.92%	1.07%

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

During the three and six months ending June 30, 2016, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $695 thousand, was current as of June 30, 2016.

During the three and six months ending June 30, 2015, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015.

Covered Loans and Assets

Covered loans identified as impaired totaled $1.0 million as of June 30, 2016 and $1.2 million as of December 31, 2015. Nonaccrual loans were $640 thousand and $698 thousand at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, there were no loans past due 90 days or more and accruing interest.

Securities

Investment securities, available for sale and held to maturity, were $96.0 million at June 30, 2016 down from $101.0 million at December 31, 2015.

Securities in our investment portfolio as of June 30, 2016 were as follows:

•	residential government-sponsored mortgage-backed securities in the amount of $20.7 million and residential government-sponsored collateralized mortgage obligations totaling $2.7 million

•	callable agency securities in the amount of $52.0 million

•	municipal bonds in the amount of $15.1 million with a taxable equivalent yield of 3.33% and ratings as follows:

Rating		Amount
Service	Rating	(in thousands)
Moody's	Aaa	$505
Moody's	Aa2	3,619
Moody's	Aa3	709
Standard & Poor's	AAA	3,079
Standard & Poor's	AA+	580
Standard & Poor's	AA	6,009
Standard & Poor's	AA-	597
		$15,098

•	trust preferred securities in the amount of $5.6 million, $4.0 million of which is Alesco VII A1B which is rated A1 (Moody’s), BBB+ (Standard and Poor’s) and A (Fitch)

During the first six months of 2016, we purchased $23.0 million of callable agency securities and a fixed rate residential government-sponsored mortgage-backed security in the amount of $2.0 million. Callable agency securities in the amount of $27.1 million were called during the six months ended June 30, 2016.

In the second quarter of 2015, we transferred seven of the trust preferred securities and a non-government sponsored residential CMO that had been other than temporarily impaired from the held-to-maturity classification to the available-for-sale classification. We sold five of these trust preferred securities and the CMO recognizing a net gain of $520 thousand. The two trust preferred securities we retained in the AFS classification have a fair value of $1.4 million as of June 30, 2016. We also have two trust preferred securities that we retained in the HTM classification in the amount of $4.2 million, one of which is the above-mentioned Alesco VII. These two securities have never been other than temporarily impaired.

At June 30, 2016, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A1	A	$4,310	$3,951	$3,544	13%	$245
MMCF III B	Senior Sub	A3	A-	Ba1	BB	273	268	219	32%	5
						4,583	4,219	3,763		$250

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	525	37%	400
ALESCO V C1	Mezzanine	A2	A	Caa3	C	2,150	1,490	849	14%	660
						3,650	2,589	1,374		$1,060

Total						$8,233	$6,808	$5,137

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

We recognized no OTTI charges during the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015.

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

During the six months ended June 30, 2016, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At June 30, 2016, we had $115.6 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $7.3 million at June 30, 2016. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Southern National
Common equity tier 1 capital ratio	$112,764	12.57%	$40,385	4.50%	$58,333	6.50%
Tier 1 risk-based capital ratio	112,764	12.57%	53,846	6.00%	71,795	8.00%
Total risk-based capital ratio	121,186	13.50%	71,795	8.00%	89,743	10.00%
Leverage ratio	112,764	10.52%	42,886	4.00%	53,607	5.00%
Sonabank
Common equity tier 1 capital ratio	$111,527	12.43%	$40,364	4.50%	$58,304	6.50%
Tier 1 risk-based capital ratio	111,527	12.43%	53,819	6.00%	71,759	8.00%
Total risk-based capital ratio	119,948	13.37%	71,759	8.00%	89,699	10.00%
Leverage ratio	111,527	10.41%	42,868	4.00%	53,585	5.00%

December 31, 2015
Southern National
Common equity tier 1 capital ratio	$109,276	13.13%	$37,254	4.50%	$54,101	6.50%
Tier 1 risk-based capital ratio	109,276	13.13%	49,939	6.00%	66,585	8.00%
Total risk-based capital ratio	117,697	14.14%	66,585	8.00%	83,232	10.00%
Leverage ratio	109,276	11.06%	39,509	4.00%	49,386	5.00%
Sonabank
Common equity tier 1 capital ratio	$108,054	12.99%	$37,436	4.50%	$54,075	6.50%
Tier 1 risk-based capital ratio	108,054	12.99%	49,915	6.00%	66,553	8.00%
Total risk-based capital ratio	116,475	14.00%	66,553	8.00%	83,192	10.00%
Leverage ratio	108,054	10.94%	39,493	4.00%	49,366	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of June 30, 2016 and as of December 31, 2015, and all changes are within our ALM Policy guidelines.

	Sensitivity of Economic Value of Equity
	As of June 30, 2016

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$118,741	$(26,124)	-18.03%	10.60%	96.57%
Up 300	124,915	(19,950)	-13.77%	11.15%	101.59%
Up 200	131,761	(13,104)	-9.05%	11.76%	107.16%
Up 100	139,075	(5,790)	-4.00%	12.41%	113.11%
Base	144,865	-	0.00%	12.93%	117.82%
Down 100	129,599	(15,266)	-10.54%	11.56%	105.40%
Down 200	125,466	(19,399)	-13.39%	11.20%	102.04%

	Sensitivity of Economic Value of Equity
	As of December 31, 2015

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$108,441	$(34,579)	-24.18%	10.47%	90.64%
Up 300	115,906	(27,114)	-18.96%	11.19%	96.88%
Up 200	124,098	(18,922)	-13.23%	11.98%	103.73%
Up 100	133,386	(9,634)	-6.74%	12.87%	111.49%
Base	143,020	-	0.00%	13.80%	119.55%
Down 100	130,510	(12,510)	-8.75%	12.60%	109.09%
Down 200	122,637	(20,383)	-14.25%	11.84%	102.51%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2016 and December 31, 2015 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of June 30, 2016

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$43,121	$6,508	4.00%	0.59%
Up 300	41,428	4,815	3.85%	0.44%
Up 200	39,781	3,168	3.70%	0.29%
Up 100	38,180	1,567	3.55%	0.14%
Base	36,613	-	3.41%	0.00%
Down 100	37,200	587	3.46%	0.05%
Down 200	37,344	731	3.48%	0.07%

	Sensitivity of Net Interest Income
	As of December 31, 2015

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$39,018	$3,252	3.94%	0.32%
Up 300	38,030	2,264	3.84%	0.22%
Up 200	37,064	1,298	3.75%	0.13%
Up 100	36,220	454	3.66%	0.04%
Base	35,766	-	3.62%	0.00%
Down 100	35,646	(120)	3.60%	-0.02%
Down 200	35,504	(262)	3.59%	-0.03%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of June 30, 2016.

ITEM 1A – RISK FACTORS

As of June 30, 2016 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

August 8, 2016	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

August 8, 2016	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer