Form 10-Q
period 2016-09-30
Southern National Bancorp of Virginia Inc
filed 2016-11-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of October 25, 2016, there were 12,261,643 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

September 30, 2016

INDEX

PAGE

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	2
Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015	3
Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	5
Notes to Consolidated Financial Statements	6-28

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-41

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	42-44

Item 4 – Controls and Procedures	45

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	45

Item 1A – Risk Factors	45

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3 – Defaults Upon Senior Securities	45

Item 4 – Mine Safety Disclosures	45

Item 5 – Other Information	45

Item 6 - Exhibits	45

Signatures	47

Certifications

ITEM I - FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts) (Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$4,121	$3,972
Interest-bearing deposits in other financial institutions	46,285	26,364
Total cash and cash equivalents	50,406	30,336

Securities available for sale, at fair value	3,908	4,209

Securities held to maturity, at amortized cost (fair value of $87,772 and $96,464, respectively)	86,958	96,780

Covered loans	29,561	34,373
Non-covered loans	883,270	795,052
Total loans	912,831	829,425
Less allowance for loan losses	(8,469)	(8,421)
Net loans	904,362	821,004

Stock in Federal Reserve Bank and Federal Home Loan Bank	7,504	6,929
Equity investment in mortgage affiliate	5,212	4,459
Preferred investment in mortgage affiliate	2,555	2,555
Bank premises and equipment, net	8,389	8,882
Goodwill	10,514	10,514
Core deposit intangibles, net	925	1,093
FDIC indemnification asset	2,306	2,922
Bank-owned life insurance	23,650	23,126
Other real estate owned	9,341	10,439
Deferred tax assets, net	6,784	6,716
Other assets	12,622	6,143

Total assets	$1,135,436	$1,036,107

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing demand deposits	$91,567	$83,769
Interest-bearing deposits:
NOW accounts	31,197	28,080
Cash management accounts	9,660	-
Money market accounts	129,664	131,731
Savings accounts	51,114	49,939
Time deposits	602,069	531,775
Total interest-bearing deposits	823,704	741,525
Total deposits	915,271	825,294

Securities sold under agreements to repurchase	-	10,381
Federal Home Loan Bank (FHLB) advances - short term	75,000	59,000
Federal Home Loan Bank (FHLB) advances - long term	10,000	15,000
Other liabilities	10,120	6,796
Total liabilities	1,010,391	916,471

Commitments and contingencies (See Note 5)	-	-

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 12,261,643 shares at September 30, 2016 and 12,234,443 at December 31, 2015	123	122
Additional paid in capital	104,805	104,389
Retained earnings	20,915	15,735
Accumulated other comprehensive loss	(798)	(610)
Total stockholders' equity	125,045	119,636

Total liabilities and stockholders' equity	$1,135,436	$1,036,107

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2016	2015	2016	2015

Interest and dividend income :
Interest and fees on loans	$11,792	$10,099	$33,790	$29,620
Interest and dividends on taxable securities	581	587	2,059	1,772
Interest and dividends on tax exepmt securities	84	100	252	302
Interest and dividends on other earning assets	162	362	482	621
Total interest and dividend income	12,619	11,148	36,583	32,315
Interest expense:
Interest on deposits	2,128	1,796	5,918	4,660
Interest on borrowings	118	169	406	521
Total interest expense	2,246	1,965	6,324	5,181

Net interest income	10,373	9,183	30,259	27,134

Provision for loan losses	2,050	850	4,062	2,875
Net interest income after provision for loan losses	8,323	8,333	26,197	24,259

Noninterest income:
Account maintenance and deposit service fees	225	243	675	703
Income from bank-owned life insurance	175	160	524	464
Equity income from mortgage affiliate	749	492	1,381	1,270
Gain on sale of other assets	-	-	-	7
Net gain on sale of available for sale securities	-	-	-	520
Other	26	69	88	164

Total noninterest income	1,175	964	2,668	3,128

Noninterest expenses:
Salaries and benefits	2,699	2,892	8,753	8,531
Occupancy expenses	783	807	2,377	2,504
Furniture and equipment expenses	283	194	720	628
Amortization of core deposit intangible	44	66	168	196
Virginia franchise tax expense	96	88	290	264
FDIC assessment	165	174	478	502
Data processing expense	184	164	533	498
Telephone and communication expense	201	197	586	604
Amortization of FDIC indemnification asset	187	105	606	351
Net (gain) loss on other real estate owned	(9)	97	74	360
Other operating expenses	725	787	2,403	2,543
Total noninterest expenses	5,358	5,571	16,988	16,981
Income before income taxes	4,140	3,726	11,877	10,406
Income tax expense	1,375	1,245	3,757	3,455
Net income	$2,765	$2,481	$8,120	$6,951
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$188	$(7)	$(296)	$(225)
Realized amount on securities sold, net	-	-	-	(520)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	-	-	-	4,278
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	3	3	10	28
Net unrealized gain (loss)	191	(4)	(286)	3,561
Tax effect	(64)	1	98	(1,211)
Other comprehensive income (loss)	127	(3)	(188)	2,350
Comprehensive income	$2,892	$2,478	$7,932	$9,301
Earnings per share, basic	$0.23	$0.20	$0.66	$0.56
Earnings per share, diluted	$0.22	$0.20	$0.65	$0.56

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2015	$122	$104,389	$15,735	$(610)	$119,636
Comprehensive income:
Net income			8,120		8,120
Change in unrealized loss on securities available for sale (net of tax benefit, $101)				(195)	(195)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $3 and accretion, $7 and amounts recorded into other comprehensive income at transfer)				7	7
Dividends on common stock ($.24 per share)			(2,940)		(2,940)
Issuance of common stock for warrants exercised (11,000 shares)	1	100			101
Issuance of common stock under Stock
Incentive Plan (16,200 shares)		118			118
Stock-based compensation expense		198			198

Balance - September 30, 2016	$123	$104,805	$20,915	$(798)	$125,045

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(dollars in thousands) (Unaudited)

	2016	2015

Operating activities:
Net income	$8,120	$6,951
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	613	668
Amortization of core deposit intangible	168	196
Other amortization, net	(61)	119
Accretion of loan discount	(1,465)	(1,941)
Amortization of FDIC indemnification asset	606	351
Provision for loan losses	4,062	2,875
Earnings on bank-owned life insurance	(524)	(464)
Equity income on mortgage affiliate	(1,381)	(1,270)
Stock based compensation expense	198	252
Net gain on sale of available for sale securities	-	(520)
Net loss on other real estate owned	74	360
Net (increase) decrease in other assets	(1,694)	4,643
Net increase (decrease) in other liabilities	3,324	(263)
Net cash and cash equivalents provided by operating activities	12,040	11,957
Investing activities:
Proceeds from sales of available for sale securities	-	3,966
Purchases of held to maturity securities	(46,055)	(16,152)
Proceeds from paydowns, maturities and calls of held to maturity securities	55,976	9,826
Loan originations and payments, net	(90,875)	(89,999)
Purchase of bank-owned life insurance	-	(500)
Investment in mortgage affiliate	-	(311)
Distribution from mortgage affiliate	628	-
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(575)	(154)
Payments received on FDIC indemnification asset	10	3
Proceeds from sale of other real estate owned	1,166	2,908
Purchases of bank premises and equipment	(120)	(280)
Net cash and cash equivalents used in investing activities	(79,845)	(90,693)
Financing activities:
Net increase in deposits	79,596	88,278
Cash dividends paid - common stock	(2,940)	(2,937)
Purchase of common stock	-	(721)
Issuance of common stock under Stock Incentive Plan	118	431
Issuance of common stock for warrants exercised	101	-
Net increase in securities sold under agreement to repurchase and other short-term and long-term borrowings	11,000	6,901
Net cash and cash equivalents provided by financing activities	87,875	91,952
Increase in cash and cash equivalents	20,070	13,216
Cash and cash equivalents at beginning of period	30,336	38,320
Cash and cash equivalents at end of period	$50,406	$51,536

Supplemental disclosure of cash flow information
Cash payments for:
Interest	$6,190	$4,898
Income taxes	3,483	2,337
Supplemental schedule of noncash investing and financing activities
Transfer from long-term FHLB advances to short-term FHLB advances	5,000	20,000
Transfer from non-covered loans to other real estate owned	-	1,386
Transfer from covered loans to other real estate owned	144	90
Transfer from securities sold under agreement to repurchase to deposits	10,381	-

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016

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

Recent Accounting Pronouncements

In September 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. This ASU did not significantly impact SNBV.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which sets forth a “current expected credit loss” ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. SNBV is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

During August 2016, the FASB issued new guidance related to the Statement of Cash Flows in ASU 2016-15. The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

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

Southern National granted 136,000 options during the first nine months of 2016. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the nine months ended September 30, 2016:

Expected life	10 years
Expected volatility	14.16%
Risk-free interest rate	1.62%
Weighted average fair value per option granted	$0.63
Dividend yield	4.44%

For the three and nine months ended September 30, 2016 and 2015, stock-based compensation expense was $62 thousand and $198 thousand, respectively, compared to $82 thousand and $252 thousand for the same periods last year. As of September 30, 2016, unrecognized compensation expense associated with the stock options was $513 thousand, which is expected to be recognized over a weighted average period of 2.6 years.

A summary of the activity in the stock option plan during the nine months ended September 30, 2016 follows (dollars in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	664,400	$9.00
Granted	136,000	11.99
Forfeited	-	-
Exercised	(16,200)	7.35
Options outstanding, end of period	784,200	$9.55	6.7	$2,748

Vested or expected to vest	784,200	$9.55	6.7	$2,748

Exercisable at end of period	402,950	$7.98	4.9	$1,910

3.       SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
September 30, 2016	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,282	$54	$-	$2,336
Trust preferred securities	2,590	-	(1,018)	1,572
	$4,872	$54	$(1,018)	$3,908

	Amortized	Gross Unrealized		Fair
December 31, 2015	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,287	$25	$-	$2,312
Trust preferred securities	2,590	-	(693)	1,897
	$4,877	$25	$(693)	$4,209

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
September 30, 2016	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$19,648	$682	$(8)	20,322
Residential government-sponsored collateralized mortgage obligations	2,538	2	(7)	2,533
Government-sponsored agency securities	47,974	246	(25)	48,195
Obligations of states and political subdivisions	12,728	282	(8)	13,002
Trust preferred securities	4,070	-	(350)	3,720
	$86,958	$1,212	$(398)	$87,772

	Amortized	Gross Unrecognized		Fair
December 31, 2015	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$20,751	$459	$(22)	$21,188
Residential government-sponsored collateralized mortgage obligations	2,946	-	(66)	2,880
Government-sponsored agency securities	55,937	222	(618)	55,541
Obligations of states and political subdivisions	12,794	157	(67)	12,884
Trust preferred securities	4,352	-	(381)	3,971
	$96,780	$838	$(1,154)	$96,464

The amortized cost amounts are net of recognized other than temporary impairment.

The fair value and carrying amount, if different, of debt securities as of September 30, 2016, by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in five to ten years	$7,190	$7,353	$-	$-
Due after ten years	57,582	57,564	4,872	3,908
Residential government-sponsored mortgage-backed securities	19,648	20,322	-	-
Residential government-sponsored collateralized mortgage obligations	2,538	2,533	-	-
Total	$86,958	$87,772	$4,872	$3,908

Securities with a carrying amount of approximately $75.2 million and $89.7 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, certain other deposits and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment. At September 30, 2016 and December 31, 2015, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $24.6 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at September 30, 2016. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of September 30, 2016. The following tables present information regarding securities in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015 (in thousands) by duration of time in a loss position:

September 30, 2016
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Trust preferred securities	$-	$-	$1,572	$(1,018)	$1,572	$(1,018)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$-	$-	$461	$(8)	$461	$(8)
Residential government-sponsored collateralized mortgage obligations	1,025	(1)	1,081	(6)	2,106	(7)
Government-sponsored agency securities	14,976	(25)	-	-	14,976	(25)
Obligations of states and political subdivisions	685	-	1,122	(8)	1,807	(8)
Trust preferred securities	-	-	3,721	(350)	3,721	(350)
	$16,686	$(26)	$6,385	$(372)	$23,071	$(398)

December 31, 2015
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Trust preferred securities	$-	$-	$1,897	$(693)	$1,897	$(693)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$5,459	$(14)	$640	$(8)	$6,099	$(22)
Residential government-sponsored collateralized mortgage obligations	512	(5)	2,368	(61)	2,880	(66)
Government-sponsored agency securities	35,453	(507)	9,878	(111)	45,331	(618)
Obligations of states and political subdivisions	-	-	2,513	(67)	2,513	(67)
Trust preferred securities	-	-	3,971	(381)	3,971	(381)
	$41,424	$(526)	$19,370	$(628)	$60,794	$(1,154)

As of September 30, 2016, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A1	A	$4,142	$3,802	$3,496	11%	$242
MMCF III B	Senior Sub	A3	A-	Ba1	BB	273	268	224	32%	5
						4,415	4,070	3,720		$247

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	623	37%	400
ALESCO V C1	Mezzanine	A2	A	Caa3	C	2,150	1,490	949	10%	660
						3,650	2,589	1,572		$1,060

Total						$8,065	$6,659	$5,292

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

Each of these securities has been evaluated for other than temporary impairment. In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

•	.5% of the remaining performing collateral will default or defer per annum.
•	Recoveries of 7% with a two year lag on all defaults and deferrals.
•	No prepayments for 10 years and then 1% per annum for the remaining life of the security.

•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized no OTTI charges during the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015.

The following table presents a roll forward of the credit losses on our securities previously classified as held to maturity and now classified as available for sale recognized in earnings for the nine months ended September 30, 2016 and 2015 (in thousands):

	2016	2015

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$1,060	$8,949
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	-	-
Reductions due to sales of securities for which an other-than-temporary impairment was previously recognized	-	(7,889)
Reductions due to realized losses	-	-
Amount of cumulative other-than-temporary impairment related to credit loss as of September 30	$1,060	$1,060

Changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2016 and 2015 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
For the three months ended September 30, 2016	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(760)	$(165)	$(925)
Other comprehensive income/(loss) before reclassifications	125	-	125
Amounts reclassified from accumulated other comprehensive income/(loss)	-	2	2
Net current-period other comprehensive income/(loss)	125	2	127
Ending balance	$(635)	$(163)	$(798)

	Unrealized Holding
	Gains (Losses) on
For the nine months ended September 30, 2016	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(440)	$(170)	$(610)
Other comprehensive income/(loss) before reclassifications	(195)	-	(195)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	7	7
Net current-period other comprehensive income/(loss)	(195)	7	(188)
Ending balance	$(635)	$(163)	$(798)

	Unrealized Holding
	Gains (Losses) on
For the three months ended September 30, 2015	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(493)	$(174)	$(667)
Other comprehensive income/(loss) before reclassifications	(5)	2	(3)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	(5)	2	(3)
Ending balance	$(498)	$(172)	$(670)

	Unrealized Holding
	Gains (Losses) on
For the nine months ended September 30, 2015	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(6)	$(3,014)	$(3,020)
Other comprehensive income/(loss) before reclassifications	(492)	18	(474)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	2,824	2,824
Net current-period other comprehensive income/(loss)	(492)	2,842	2,350
Ending balance	$(498)	$(172)	$(670)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2016 and December 31, 2015:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	September 30, 2016			December 31, 2015
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$141,969	$141,969	$-	$141,521	$141,521
Commercial real estate - non-owner-occupied	-	301,688	301,688	-	256,513	256,513
Secured by farmland	-	552	552	-	578	578
Construction and land loans	-	78,352	78,352	-	67,832	67,832
Residential 1-4 family	11,421	202,526	213,947	12,994	165,077	178,071
Multi- family residential	-	32,979	32,979	-	25,501	25,501
Home equity lines of credit	18,140	10,682	28,822	21,379	13,798	35,177
Total real estate loans	29,561	768,748	798,309	34,373	670,820	705,193

Commercial loans	-	115,590	115,590	-	124,985	124,985
Consumer loans	-	916	916	-	1,366	1,366
Gross loans	29,561	885,254	914,815	34,373	797,171	831,544

Less deferred fees on loans	-	(1,984)	(1,984)	-	(2,119)	(2,119)
Loans, net of deferred fees	$29,561	$883,270	$912,831	$34,373	$795,052	$829,425

(1)	Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of September 30, 2016, non-covered loans included $24.6 million of loans acquired in the HarVest acquisition and $45.1 million acquired in the PGFSB acquisition.

Accretable discount on the acquired Greater Atlantic loans, the PGFSB loans and the HarVest loans was $6.6 million and $7.9 million at September 30, 2016 and December 31, 2015 respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

September 30, 2016	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$5,610	$5,619	$-	$5,610	$5,619	$-
Commercial real estate - non-owner occupied (2)	-	-	-	131	223	-	131	223	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	2,535	2,990	-	2,535	2,990	-
Residential 1-4 family (4)	958	1,115	-	-	-	-	958	1,115	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$958	$1,115	$-	$8,276	$8,832	$-	$9,234	$9,947	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$692	$692	$150	$692	$692	$150
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,977	5,897	650	3,977	5,897	650
Residential 1-4 family (4)	-	-	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$4,669	$6,589	$800	$4,669	$6,589	$800
Grand total	$958	$1,115	$-	$12,945	$15,421	$800	$13,903	$16,536	$800

(1)	Recorded investment is after cumulative prior charge offs of $2.4 million. These loans also have aggregate SBA guarantees of $1.7 million.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.
(4)	Includes home equity lines of credit.

December 31, 2015	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$6,492	$6,986	$-	$6,492	$6,986	$-
Commercial real estate - non-owner occupied (2)	-	-	-	136	230	-	136	230	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	2,102	2,698	-	2,102	2,698	-
Residential 1-4 family (4)	1,066	1,243	-	-	-	-	1,066	1,243	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$1,066	$1,243	$-	$8,730	$9,914	$-	$9,796	$11,157	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$1,370	$1,484	$439	$1,370	$1,484	$439
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,382	3,382	400	3,382	3,382	400
Residential 1-4 family (4)	-	-	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$4,752	$4,866	$839	$4,752	$4,866	$839
Grand total	$1,066	$1,243	$-	$13,482	$14,780	$839	$14,548	$16,023	$839

(1)	Recorded investment is after cumulative prior charge offs of $1.2 million. These loans also have aggregate SBA guarantees of $3.5 million.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.
(4)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Three months ended September 30, 2016	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$7,984	$73	$7,984	$73
Commercial real estate - non-owner occupied (1)	-	-	132	3	132	3
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,600	13	2,600	13
Residential 1-4 family (2)	959	7	-	-	959	7
Other consumer loans	-	-	-	-	-	-

Total	$959	$7	$10,716	$89	$11,675	$96

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$693	$8	$693	$8
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	4,140	39	4,140	39
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,833	$47	$4,833	$47
Grand total	$959	$7	$15,549	$136	$16,508	$143

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Three months ended September 30, 2015	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,747	$75	$6,747	$75
Commercial real estate - non-owner occupied (1)	-	-	138	3	138	3
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,992	-	2,992	-
Residential 1-4 family (2)	1,303	4	-	-	1,303	4
Other consumer loans	-	-	-	-	-	-

Total	$1,303	$4	$9,877	$78	$11,180	$82

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$757	$10	$757	$10
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,564	54	3,564	54
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,321	$64	$4,321	$64
Grand total	$1,303	$4	$14,198	$142	$15,501	$146

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Nine months ended September 30, 2016
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,711	$220	$6,711	$220
Commercial real estate - non-owner occupied (1)	-	-	134	8	134	8
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,852	41	2,852	-
Residential 1-4 family (2)	996	24	-	-	996	24
Other consumer loans	-	-	-	-	-	-

Total	$996	$24	$9,697	$269	$10,693	$252

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$696	$24	$696	$24
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,301	117	3,301	117
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,997	$141	$3,997	$141
Grand total	$996	$24	$13,694	$410	$14,690	$393

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Nine months ended September 30, 2015
	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,625	$223	$6,625	$223
Commercial real estate - non-owner occupied (1)	-	-	139	8	139	8
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,692	-	2,692	-
Residential 1-4 family (2)	1,305	20	-	-	1,305	20
Other consumer loans	-	-	-	-	-	-

Total	$1,305	$20	$9,456	$231	$10,761	$251

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$771	$32	$771	$32
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,618	161	3,618	161
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,389	$193	$4,389	$193
Grand total	$1,305	$20	$13,845	$424	$15,150	$444

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	-	333	-	333	512	28,716	29,561
Other consumer loans	-	-	-	-	-	-	-

Total	$-	$333	$-	$333	$512	$28,716	$29,561

Non-covered loans:
Commercial real estate - owner occupied	$269	$-	$-	$269	$638	$141,062	$141,969
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	335,219	335,219
Construction and land development	-	-	-	-	-	78,352	78,352
Commercial loans	191	688	-	879	3,284	111,427	115,590
Residential 1-4 family (2)	126	107	-	233	-	212,975	213,208
Other consumer loans	-	-	-	-	-	916	916

Total	$586	$795	$-	$1,381	$3,922	$879,951	$885,254

Total loans:
Commercial real estate - owner occupied	$269	$-	$-	$269	$638	$141,062	$141,969
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	335,219	335,219
Construction and land development	-	-	-	-	-	78,352	78,352
Commercial loans	191	688	-	879	3,284	111,427	115,590
Residential 1-4 family (2)	126	440	-	566	512	241,691	242,769
Other consumer loans	-	-	-	-	-	916	916

Total	$586	$1,128	$-	$1,714	$4,434	$908,667	$914,815

December 31, 2015	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	119	43	-	162	698	33,513	34,373
Other consumer loans	-	-	-	-	-	-	-

Total	$119	$43	$-	$162	$698	$33,513	$34,373

Non-covered loans:
Commercial real estate - owner occupied	$561	$-	$-	$561	$2,071	$138,889	$141,521
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	282,592	282,592
Construction and land development	-	-	-	-	-	67,832	67,832
Commercial loans	267	-	-	267	2,102	122,616	124,985
Residential 1-4 family (2)	85	-	-	85	-	178,790	178,875
Other consumer loans	1	-	-	1	-	1,365	1,366

Total	$914	$-	$-	$914	$4,173	$792,084	$797,171

Total loans:
Commercial real estate - owner occupied	$561	$-	$-	$561	$2,071	$138,889	$141,521
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	282,592	282,592
Construction and land development	-	-	-	-	-	67,832	67,832
Commercial loans	267	-	-	267	2,102	122,616	124,985
Residential 1-4 family (2)	204	43	-	247	698	212,303	213,248
Other consumer loans	1	-	-	1	-	1,365	1,366

Total	$1,033	$43	$-	$1,076	$4,871	$825,597	$831,544

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $1.7 million and $3.5 million at September 30, 2016 and December 31, 2015, respectively.

Activity in the allowance for non-covered loan and lease losses for the three and nine months ended September 30, 2016 and 2015 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended September 30, 2016	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$721	$1,403	$855	$3,345	$1,262	$122	$713	$8,421
Charge offs	(798)	-	-	(1,363)	-	-	-	(2,161)
Recoveries	-	-	120	33	4	2	-	159
Provision	916	196	(328)	1,257	95	(41)	(45)	2,050
Ending balance	$839	$1,599	$647	$3,272	$1,361	$83	$668	$8,469

Three months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$1,054	$1,524	$1,052	$2,421	$1,224	$46	$652	$7,973
Charge offs	(66)	-	-	(448)	(250)	(2)	-	(766)
Recoveries	12	6	-	60	2	-		80
Provision	3	(244)	(79)	908	186	4	72	850
Ending balance	$1,003	$1,286	$973	$2,941	$1,162	$48	$724	$8,137

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Nine months ended September 30, 2016	Occupied	Occupied (1)	Development	Loans	Residential	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421
Charge offs	(798)	-	(450)	(2,633)	(22)	(322)	-	(4,225)
Recoveries	-	1	120	78	8	4	-	211
Provision	452	376	112	2,786	(33)	353	16	4,062
Ending balance	$839	$1,599	$647	$3,272	$1,361	$83	$668	$8,469

Nine months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393
Charge offs	(1,067)	-	-	(1,067)	(250)	(6)	-	(2,390)
Recoveries	16	18	139	79	7	-	-	259
Provision	1,199	145	(810)	1,866	83	5	387	2,875
Ending balance	$1,003	$1,286	$973	$2,941	$1,162	$48	$724	$8,137

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Activity in the allowance for covered loan and lease losses by class of loan for the three and nine months ended September 30, 2016 and 2015 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended September 30, 2016	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Three months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$17	$4	$-	$21
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.

(3) Includes home equity lines of credit.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Nine months ended September 30, 2016	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Nine months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$17	$4	$-	$21
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$17	$4	$-	$21

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.

(3) Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
September 30, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$-	$-	$650	$-	$-	$-	$800
Collectively evaluated for impairment	689	1,599	647	2,622	1,361	83	668	7,669
Total ending allowance	$839	$1,599	$647	$3,272	$1,361	$83	$668	$8,469

Loans:
Individually evaluated for impairment	$6,302	$132	$-	$6,511	$-	$-	$-	$12,945
Collectively evaluated for impairment	135,667	335,087	78,352	109,079	213,208	916	-	872,309
Total ending loan balances	$141,969	$335,219	$78,352	$115,590	$213,208	$916	$-	$885,254

December 31, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$439	$-	$-	$400	$-	$-	$-	$839
Collectively evaluated for impairment	746	1,222	865	2,641	1,408	48	652	7,582
Total ending allowance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421

Loans:
Individually evaluated for impairment	$7,862	$136	$-	$5,484	$-	$-	$-	$13,482
Collectively evaluated for impairment	133,659	282,456	67,832	119,501	178,875	1,366	-	783,689
Total ending loan balances	$141,521	$282,592	$67,832	$124,985	$178,875	$1,366	$-	$797,171

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
September 30, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-
Total ending allowance	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$958	$-	$-	$958
Collectively evaluated for impairment	-	-	-	-	28,603	-	-	28,603
Total ending loan balances	$-	$-	$-	$-	$29,561	$-	$-	$29,561

December 31, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-
Total ending allowance	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Individually evaluated for impairment	$-		$-	$-	$1,066	$-		$1,066
Collectively evaluated for impairment	-	-	-	-	33,307	-	-	33,307
Total ending loan balances	$-	$-	$-	$-	$34,373	$-	$-	$34,373

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

During the three and nine months ending September 30, 2016, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $692 thousand, was current as of September 30, 2016.

During the three and nine months ending September 30, 2015, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015.

Credit Quality Indicators

Through its system of internal controls Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. Southern National had no loans classified Doubtful at September 30, 2016 or December 31, 2015.

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

As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

September 30, 2016	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$-	$6,302	$135,667	$141,969	$6,302	$135,667	$141,969
Commercial real estate - non-owner occupied (2)	-	-	-	-	131	335,088	335,219	131	335,088	335,219
Construction and land development	-	-	-	-	-	78,352	78,352	-	78,352	78,352
Commercial loans	-	-	-	28	6,512	109,050	115,590	6,540	109,050	115,590
Residential 1-4 family (4)	958	28,603	29,561	-	-	213,208	213,208	958	241,811	242,769
Other consumer loans	-	-	-	-	-	916	916	-	916	916

Total	$958	$28,603	$29,561	$28	$12,945	$872,281	$885,254	$13,931	$900,884	$914,815

December 31, 2015	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$3,666	$7,862	$129,993	$141,521	$11,528	$129,993	$141,521
Commercial real estate - non-owner occupied (2)	-	-	-	-	136	282,456	282,592	136	282,456	282,592
Construction and land development	-	-	-	552	-	67,280	67,832	552	67,280	67,832
Commercial loans	-	-	-	4,014	5,484	115,487	124,985	9,498	115,487	124,985
Residential 1-4 family (4)	1,066	33,307	34,373	-	-	178,875	178,875	1,066	212,182	213,248
Other consumer loans	-	-	-	-	-	1,366	1,366	-	1,366	1,366

Total	$1,066	$33,307	$34,373	$8,232	$13,482	$775,457	$797,171	$22,780	$808,764	$831,544

(1)	Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes SBA guarantees of $1.7 million and $3.5 million as of September 30, 2016 and December 31, 2015, respectively.
(4)	Includes home equity lines of credit.

The amount of foreclosed residential real estate property held at September 30, 2016 was $3.4 million. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $893 thousand at September 30, 2016.

5.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $6.4 million and $6.7 million as of September 30, 2016 and December 31, 2015, respectively.

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

At September 30, 2016 and December 31, 2015, we had unfunded lines of credit and undisbursed construction loan funds totaling $140.3 million and $132.3 million, respectively. We had approved loan commitments of $7.6 million and $2.7 million at September 30, 2016, and December 31, 2015, respectively. Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

6.	Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2016
Basic EPS	$2,765	12,258	$0.23
Effect of dilutive stock options and warrants	-	171	-
Diluted EPS	$2,765	12,429	$0.22

For the three months ended September 30, 2015
Basic EPS	$2,481	12,222	$0.20
Effect of dilutive stock options and warrants	-	119	-
Diluted EPS	$2,481	12,341	$0.20

For the nine months ended September 30, 2016
Basic EPS	$8,120	12,248	$0.66
Effect of dilutive stock options and warrants	-	154	-
Diluted EPS	$8,120	12,402	$0.65

For the nine months ended September 30, 2015
Basic EPS	$6,951	12,316	$0.56
Effect of dilutive stock options and warrants	-	119	-
Diluted EPS	$6,951	12,435	$0.56

There were 684,604 and 702,027 anti-dilutive options and warrants for the three and nine months ended September 30, 2016, respectively. There were 662,399 and 662,298 anti-dilutive options and warrants for the three and nine months ended September 30, 2015, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,336	$-	$2,336	$-
Trust preferred securities	1,572	-	1,572	-
	$3,908	$-	$3,908	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,312	$-	$2,312	$-
Trust preferred securities	1,897	-	1,897	-
	$4,209	$-	$4,209	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at September 30, 2016 and December 31, 2015. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $12.9 million (including SBA guarantees of $1.7 million) as of September 30, 2016 with an allocated allowance for loan losses totaling $800 thousand compared to a carrying amount of $13.5 million (including SBA guarantees of $3.5 million) with an allocated allowance for loan losses totaling $839 thousand at December 31, 2015.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 6% to 7.6% of collateral valuation at September 30, 2016 and December 31, 2015. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At September 30, 2016, the total amount of non-covered OREO was $9.3 million and we had no covered OREO. As of December 31, 2015, the total amount of OREO was $10.1 million, and covered OREO was $343 thousand.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$6,152			$6,152
Commercial real estate - non-owner occupied (1)	131			131
Commercial loans	5,862			5,862
Impaired covered loans:
Residential 1-4 family	958			958
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,110			1,110
Commercial real estate - non-owner occupied (1)	237			237
Construction and land development	4,587			4,587
Residential 1-4 family	3,407			3,407
Covered other real estate owned:
Residential 1-4 family	-			-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$7,423			$7,423
Commercial real estate - non-owner occupied (1)	136			136
Commercial loans	5,084			5,084
Impaired covered loans:
Residential 1-4 family	1,066			1,066
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,110			1,110
Commercial real estate - non-owner occupied (1)	237			237
Construction and land development	5,007			5,007
Residential 1-4 family	3,741			3,741
Covered other real estate owned:
Residential 1-4 family	343			343

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		September 30, 2016		December 31, 2015
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$50,406	$50,406	$30,336	$30,336
Securities available for sale	See previous table	3,908	3,908	4,209	4,209
Securities held to maturity	Level 2	86,958	87,772	96,780	96,464
Stock in Federal Reserve Bank and Federal
Home Loan Bank	n/a	7,504	n/a	6,929	n/a
Equity investment in mortgage affiliate	Level 3	5,212	5,212	4,459	4,459
Preferred investment in mortgage affiliate	Level 3	2,555	2,555	2,555	2,555
Net non-covered loans	Level 3	874,801	884,844	786,631	793,541
Net covered loans	Level 3	29,561	34,046	34,373	38,077
Accrued interest receivable	Level 2 & Level 3	2,823	2,823	2,914	2,914
FDIC indemnification asset	Level 3	2,306	735	2,922	745
Financial liabilities:
Demand deposits	Level 1	132,424	132,424	111,849	111,849
Money market and savings accounts	Level 1	180,778	180,778	181,670	181,670
Certificates of deposit	Level 3	602,069	604,967	531,775	531,456
Securities sold under agreements to
repurchase and other short-term borrowings	Level 1	75,000	75,000	69,381	69,381
FHLB long term advances	Level 3	10,000	9,953	15,000	15,041
Accrued interest payable	Level 1 & Level 3	980	980	846	846

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2015. Results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of results that may be attained for any other period.

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

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended September 30, 2016 was $2.8 million and $8.1 million for the nine months ended September 30, 2016. That compares to $2.5 million and $7.0 million for the three and nine months ended September 30, 2015.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $10.4 million in the quarter ended September 30, 2016 compared to $9.2 million during the same period last year. Average loans during the third quarter of 2016 were $907.3 million compared to $777.0 million during the same period last year. Sonabank’s net interest margin was 4.04% in the third quarter of 2016 compared to 3.87% in the third quarter of 2015. The accretion of the discount on loans acquired in the acquisitions of Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank (PGFSB) contributed $536 thousand to net interest income during the three months ended September 30, 2016 compared to $573 thousand during the third quarter of 2015.

Net interest income was $30.3 million during the nine months ended September 30, 2016, compared to $27.1 million during the comparable period in the prior year. Average loans during the nine months ended September 30, 2016 were $879.6 million compared to $747.5 million during the same period last year. Sonabank’s net interest margin was 4.05% during the nine months ended September 30, 2016 compared to 4.07% during the nine months ended September 30, 2015. The loan discount accretions on our three acquisitions were $1.6 million in the nine months ended September 30, 2016 compared to $2.0 million in the same period last year.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Quarters Ended
	9/30/2016			9/30/2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$907,330	$11,793	5.17%	$777,020	$10,099	5.16%
Investment securities	93,563	665	2.84%	98,923	687	2.78%
Other earning assets	21,296	161	3.01%	65,869	362	2.18%

Total earning assets	1,022,189	12,619	4.91%	941,812	11,148	4.70%
Allowance for loan losses	(8,427)			(8,272)
Total non-earning assets	81,147			82,670
Total assets	$1,094,909			$1,016,210

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$41,735	18	0.17%	$23,661	6	0.10%
Money market accounts	127,939	116	0.36%	142,126	131	0.37%
Savings accounts	52,093	82	0.63%	42,573	66	0.62%
Time deposits	596,160	1,912	1.28%	548,370	1,593	1.15%
Total interest-bearing deposits	817,927	2,128	1.04%	756,730	1,796	0.94%
Borrowings	53,777	118	0.87%	59,261	169	1.13%
Total interest-bearing liabilities	871,704	2,246	1.03%	815,991	1,965	0.96%
Noninterest-bearing liabilities:
Demand deposits	91,575			74,831
Other liabilities	7,794			5,655
Total liabilities	971,073			896,477
Stockholders' equity	123,836			119,733
Total liabilities and stockholders' equity	$1,094,909			$1,016,210
Net interest income		10,373			9,183
Interest rate spread			3.88%			3.74%
Net interest margin			4.04%			3.87%

(1) Includes loan fees in both interest income and the calculation of the yield on loans.

(2) Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest
	Analysis For the Nine Months Ended
	9/30/2016			9/30/2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of unearned income (1) (2)	$879,628	$33,790	5.13%	$747,468	$29,620	5.30%
Investment securities	99,028	2,311	3.11%	96,586	2,074	2.86%
Other earning assets	19,417	482	3.33%	47,854	621	1.74%

Total earning assets	998,073	36,583	4.90%	891,908	32,315	4.84%
Allowance for loan losses	(8,633)			(8,073)
Total non-earning assets	81,380			83,608
Total assets	$1,070,820			$967,443

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$35,348	40	0.15%	$24,062	19	0.10%
Money market accounts	127,115	332	0.35%	139,094	366	0.35%
Savings accounts	51,556	252	0.65%	43,516	198	0.61%
Time deposits	571,143	5,294	1.24%	504,656	4,077	1.08%
Total interest-bearing deposits	785,162	5,918	1.01%	711,328	4,660	0.88%
Borrowings	69,526	406	0.78%	59,633	521	1.17%
Total interest-bearing liabilities	854,688	6,324	0.99%	770,961	5,181	0.90%
Noninterest-bearing liabilities:
Demand deposits	86,294			73,160
Other liabilities	7,647			6,073
Total liabilities	948,629			850,194
Stockholders' equity	122,191			117,249
Total liabilities and stockholders' equity	$1,070,820			$967,443
Net interest income		$30,259			$27,134
Interest rate spread			3.91%			3.94%
Net interest margin			4.05%			4.07%

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

The loan loss provision for the quarter ended September 30, 2016 was $2.1 million, compared to $850 thousand for the same period last year. For the nine months ended September 30, 2016, the loan loss provision was $4.1 million compared to $2.9 million for the same period last year. Charge offs for the three and nine months ended September 30, 2016 were $2.2 million and $4.2 million, respectively. Charge offs for the three and nine months ended September 30, 2015 were $766 thousand and $2.4 million, respectively. The provision for loan losses and charge-offs remained elevated for both the third quarter and the nine months ended September 30, 2016 because of the default of a single borrower. The borrower was an 18 year old company which had been a client for over ten years. We have receivables and real estate collateral. We are collecting on the receivables and will litigate if necessary. We have sold the real estate at a foreclosure auction which is the primary cause of the increase in other assets and other liabilities from December 31, 2015 to September 30, 2016. A portion of the funds we expect to receive will be remitted to a participant in the loan. We believe this is largely behind us.

Noninterest Income

The following table presents the major categories of noninterest income for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended
	September 30,
	2016	2015	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$225	$243	$(18)
Income from bank-owned life insurance	175	160	15
Equity income from mortgage affiliate	749	492	257
Other	26	69	(43)
Total noninterest income	$1,175	$964	$211

	For the Nine Months Ended
	September 30,
	2016	2015	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$675	$703	$(28)
Income from bank-owned life insurance	524	464	60
Equity income from mortgage affiliate	1,381	1,270	111
Gain on other assets	-	7	(7)
Net gain on sale of available for sale securities	-	520	(520)
Other	88	164	(76)
Total noninterest income	$2,668	$3,128	$(460)

During the third quarter of 2016 Sonabank had noninterest income of $1.2 million compared to noninterest income of $964 thousand during the third quarter of 2015. We recognized income from our investment in STM, our mortgage affiliate, in the amount of $749 thousand compared to $492 thousand during the same quarter last year. The increase was due to increased loan volume by STM which increased their net income for the quarter ending September 30, 2016.

Noninterest income decreased to $2.7 million in the first nine months of 2016 from $3.1 million in the first nine months of 2015. Much of the non-interest income in the nine months of 2015 resulted from the fact that we transferred from our held-to-maturity (HTM) portfolio all of the trust preferred securities and a non-government sponsored residential collateralized mortgage obligation (CMO) that had previously been classified as other than temporarily impaired to the available-for-sale (AFS) classification. We sold five of these trust preferred securities and the CMO recognizing a net gain of $520 thousand in the nine month period ended September 30, 2015.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended
	September 30,
	2016	2015	Change
	(dollars in thousands)
Salaries and benefits	$2,699	$2,892	$(193)
Occupancy expenses	783	807	(24)
Furniture and equipment expenses	283	194	89
Amortization of core deposit intangible	44	66	(22)
Virginia franchise tax expense	96	88	8
FDIC assessment	165	174	(9)
Data processing expense	184	164	20
Telephone and communication expense	201	197	4
Amortization of FDIC indemnification asset	187	105	82
Net (gain) loss on other real estate owned	(9)	97	(106)
Other operating expenses	725	787	(62)
Total noninterest expense	$5,358	$5,571	$(213)

	For the Nine Months Ended
	September 30,
	2016	2015	Change
	(dollars in thousands)
Salaries and benefits	$8,753	$8,531	$222
Occupancy expenses	2,377	2,504	(127)
Furniture and equipment expenses	720	628	92
Amortization of core deposit intangible	168	196	(28)
Virginia franchise tax expense	290	264	26
FDIC assessment	478	502	(24)
Data processing expense	533	498	35
Telephone and communication expense	586	604	(18)
Amortization of FDIC indemnification asset	606	351	255
Net loss on other real estate owned	74	360	(286)
Other operating expenses	2,403	2,543	(140)
Total noninterest expense	$16,988	$16,981	$7

Noninterest expenses were $5.4 million and $17.0 million during the third quarter and the first nine months of 2016, respectively, compared to $5.6 million and 17.0 million during the same periods in 2015. During the first nine months of 2016, we had losses of $275 thousand because of impairment recognized on three OREO properties. This was partially offset by gains on the sale of four properties in the amount of $201 thousand, resulting in a net loss of $74 thousand. During the nine months ended September 30, 2015, we had losses on Other Real Estate Owned (OREO) of $640 thousand because of impairment recognized on five OREO properties. This was partially offset by gains on the sale of two properties in the amount of $280 thousand, resulting in a net loss of $360 thousand. Employee compensation increased by $222 thousand compared to the first nine months of 2015, due to increases in the normal course of business.

The efficiency ratio improved from 55.90% during the nine months ended September 30, 2015 to 51.41% during the first nine months of 2016. This ratio is calculated by dividing noninterest expenses excluding net gains or losses on OREO by net interest income plus noninterest income excluding gains/losses on the sale of assets and impairment losses recognized in earnings.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.1 billion as of September 30, 2016 compared to $1.0 billion as of December 31, 2015. Net loans receivable increased from $821.0 million at the end of 2015 to $904.4 million at September 30, 2016.

Total deposits were $915.3 million at September 30, 2016 compared to $825.3 million at December 31, 2015. Certificates of deposit increased $70.3 million during the nine months. Noninterest-bearing deposits were $91.6 million at September 30, 2016 and $83.8 million at December 31, 2015.

Loan Portfolio

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of September 30, 2016, non-covered loans included $24.6 million of loans acquired in the HarVest acquisition and $45.1 million acquired in the PGFSB acquisition.

The following table summarizes the composition of our loan portfolio as of September 30, 2016 and December 31, 2015:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	September 30, 2016			December 31, 2015
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$141,969	$141,969	$-	$141,521	$141,521
Commercial real estate - non-owner-occupied	-	301,688	301,688	-	256,513	256,513
Secured by farmland	-	552	552	-	578	578
Construction and land loans	-	78,352	78,352	-	67,832	67,832
Residential 1-4 family	11,421	202,526	213,947	12,994	165,077	178,071
Multi- family residential	-	32,979	32,979	-	25,501	25,501
Home equity lines of credit	18,140	10,682	28,822	21,379	13,798	35,177
Total real estate loans	29,561	768,748	798,309	34,373	670,820	705,193

Commercial loans	-	115,590	115,590	-	124,985	124,985
Consumer loans	-	916	916	-	1,366	1,366
Gross loans	29,561	885,254	914,815	34,373	797,171	831,544

Less deferred fees on loans	-	(1,984)	(1,984)	-	(2,119)	(2,119)
Loans, net of deferred fees	$29,561	$883,270	$912,831	$34,373	$795,052	$829,425

(1) Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

As of September 30, 2016 and December 31, 2015, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Loan growth slowed during the third quarter of 2016. After growing 4.97% during the first quarter and 4.10% during the second, third quarter growth was only 0.72%. Originations remained strong, but we experienced higher than normal prepayments. One $8 million loan was refinanced in the third quarter of 2016 with a specialized lender without recourse despite having to pay us a prepayment penalty of over $300 thousand.

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

Non-covered Loans and Assets

Non-covered OREO as of September 30, 2016 was $9.3 million compared to $10.1 million as of the end of the previous year. During the first nine months of 2016 we disposed of two non-covered properties, and there were no transfers from loans to OREO.

Non-covered nonaccrual loans were $3.9 million, of which $1.7 million were fully covered by SBA guarantees at September 30, 2016 compared to $4.2 million ($3.5 million of which were loans fully covered by SBA guarantees) at the end of last year. The ratio of non-covered non-performing assets (excluding the SBA guaranteed loans) to non-covered assets improved from 1.07% at the end of 2015 to 1.04% at September 30, 2016. The portions of these SBA loans that were unguaranteed were charged off.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses. Our allowance for loan losses as a percentage of non-covered total loans at September 30, 2016 was 0.96%, compared to 1.06% at the end of 2015. Management believes the allowance is adequate at this time but continues to monitor trends in environmental factors which may potentially affect future losses.

The following table presents a comparison of non-covered nonperforming assets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015

Nonaccrual loans	$3,922	$4,173
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	3,922	4,173
Other real estate owned	9,341	10,096
Total nonperforming assets	$13,263	$14,269

SBA guaranteed amounts included in nonaccrual loans	$1,740	$3,541

Allowance for loan losses to nonperforming loans	215.94%	201.80%
Allowance for loan losses to total non-covered loans	0.96%	1.06%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	1.04%	1.07%

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

During the three and nine months ending September 30, 2016, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $692 thousand, was current as of September 30, 2016.

During the three and nine months ending September 30, 2015, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015.

Covered Loans and Assets

Covered loans identified as impaired totaled $958 thousand as of September 30, 2016 and $1.1 million as of December 31, 2015. Nonaccrual loans were $512 thousand and $698 thousand at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, there were no loans past due 90 days or more and accruing interest.

Securities

Investment securities, available for sale and held to maturity, were $90.9 million at September 30, 2016 down from $101.0 million at December 31, 2015.

Securities in our investment portfolio as of September 30, 2016 were as follows:

•	residential government-sponsored mortgage-backed securities in the amount of $19.6 million and residential government-sponsored collateralized mortgage obligations totaling $2.5 million

•	callable agency securities in the amount of $48.0 million

•	municipal bonds in the amount of $15.1 million with a taxable equivalent yield of 3.33% and ratings as follows:

Rating		Amount
Service	Rating	(in thousands)
Moody's	Aaa	$505
Moody's	Aa2	3,617
Moody's	Aa3	707
Standard & Poor's	AAA	3,071
Standard & Poor's	AA+	580
Standard & Poor's	AA	5,988
Standard & Poor's	AA-	596
		$15,064

•	trust preferred securities in the amount of $5.6 million, $3.8 million of which is Alesco VII A1B which is rated A1 (Moody’s), BBB+ (Standard and Poor’s) and A (Fitch)

During the first nine months of 2016, we purchased $44.0 million of callable agency securities and a fixed rate residential government-sponsored mortgage-backed security in the amount of $2.0 million. Callable agency securities in the amount of $52.1 million were called during the nine months ended September 30, 2016.

In the second quarter of 2015, we transferred seven of the trust preferred securities and a non-government sponsored residential CMO that had been other than temporarily impaired from the held-to-maturity classification to the available-for-sale classification. We sold five of these trust preferred securities and the CMO recognizing a net gain of $520 thousand in the second quarter of 2015. The two trust preferred securities we retained in the AFS classification have a fair value of $1.6 million as of September 30, 2016. We also have two trust preferred securities that we retained in the HTM classification in the amount of $4.1 million, one of which is the above-mentioned Alesco VII. These two securities have never been other than temporarily impaired.

At September 30, 2016, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A1	A	$4,142	$3,802	$3,496	11%	$242
MMCF III B	Senior Sub	A3	A-	Ba1	BB	273	268	224	32%	5
						4,415	4,070	3,720		$247

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	623	37%	400
ALESCO V C1	Mezzanine	A2	A	Caa3	C	2,150	1,490	949	10%	660
						3,650	2,589	1,572		$1,060

Total						$8,065	$6,659	$5,292

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

We recognized no OTTI charges during the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015.

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

During the nine months ended September 30, 2016, we funded our financial obligations with deposits, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 2016, we had $140.3 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $7.6 million at September 30, 2016. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Southern National
Common equity tier 1 capital ratio	$114,754	12.59%	$41,001	4.50%	$59,224	6.50%
Tier 1 risk-based capital ratio	114,754	12.59%	54,669	6.00%	72,892	8.00%
Total risk-based capital ratio	123,223	13.52%	72,892	8.00%	91,114	10.00%
Leverage ratio	114,754	10.57%	43,417	4.00%	54,271	5.00%
Sonabank
Common equity tier 1 capital ratio	$113,454	12.46%	$40,982	4.50%	$59,196	6.50%
Tier 1 risk-based capital ratio	113,454	12.46%	54,642	6.00%	72,856	8.00%
Total risk-based capital ratio	121,923	13.39%	72,856	8.00%	91,071	10.00%
Leverage ratio	113,454	10.46%	43,399	4.00%	54,248	5.00%

December 31, 2015
Southern National
Common equity tier 1 capital ratio	$109,276	13.13%	$37,254	4.50%	$54,101	6.50%
Tier 1 risk-based capital ratio	109,276	13.13%	49,939	6.00%	66,585	8.00%
Total risk-based capital ratio	117,697	14.14%	66,585	8.00%	83,232	10.00%
Leverage ratio	109,276	11.06%	39,509	4.00%	49,386	5.00%
Sonabank
Common equity tier 1 capital ratio	$108,054	12.99%	$37,436	4.50%	$54,075	6.50%
Tier 1 risk-based capital ratio	108,054	12.99%	49,915	6.00%	66,553	8.00%
Total risk-based capital ratio	116,475	14.00%	66,553	8.00%	83,192	10.00%
Leverage ratio	108,054	10.94%	39,493	4.00%	49,366	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of September 30, 2016 and as of December 31, 2015, and all changes are within our ALM Policy guidelines.

	Sensitivity of Economic Value of Equity
	As of September 30, 2016

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$113,919	$(31,332)	-21.57%	10.03%	91.10%
Up 300	121,482	(23,769)	-16.36%	10.70%	97.15%
Up 200	129,720	(15,531)	-10.69%	11.42%	103.74%
Up 100	138,317	(6,934)	-4.77%	12.18%	110.61%
Base	145,251	-	0.00%	12.79%	116.16%
Down 100	129,413	(15,838)	-10.90%	11.40%	103.49%
Down 200	124,398	(20,853)	-14.36%	10.96%	99.48%

	Sensitivity of Economic Value of Equity
	As of December 31, 2015

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$108,441	$(34,579)	-24.18%	10.47%	90.64%
Up 300	115,906	(27,114)	-18.96%	11.19%	96.88%
Up 200	124,098	(18,922)	-13.23%	11.98%	103.73%
Up 100	133,386	(9,634)	-6.74%	12.87%	111.49%
Base	143,020	-	0.00%	13.80%	119.55%
Down 100	130,510	(12,510)	-8.75%	12.60%	109.09%
Down 200	122,637	(20,383)	-14.25%	11.84%	102.51%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2016 and December 31, 2015 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of September 30, 2016

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$42,346	$5,780	3.90%	0.53%
Up 300	40,845	4,279	3.76%	0.39%
Up 200	39,370	2,804	3.63%	0.26%
Up 100	37,900	1,334	3.49%	0.12%
Base	36,566	-	3.37%	0.00%
Down 100	37,113	547	3.42%	0.05%
Down 200	37,245	679	3.43%	0.06%

	Sensitivity of Net Interest Income
	As of December 31, 2015

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$39,018	$3,252	3.94%	0.32%
Up 300	38,030	2,264	3.84%	0.22%
Up 200	37,064	1,298	3.75%	0.13%
Up 100	36,220	454	3.66%	0.04%
Base	35,766	-	3.62%	0.00%
Down 100	35,646	(120)	3.60%	-0.02%
Down 200	35,504	(262)	3.59%	-0.03%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of September 30, 2016.

ITEM 1A – RISK FACTORS

As of September 30, 2016 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

November 9, 2016	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

November 9, 2016	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer

