Form 10-K
period 2016-12-31
Southern National Bancorp of Virginia Inc
filed 2017-03-16
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Smaller reporting company ☐
Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $135,038,733 based on the closing price of the common stock on such date.
The number of shares of common stock outstanding as of March 6, 2017 was 12,318,743.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in conjunction with the registrant’s 2017 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Annual Report on Form 10-K.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
FORM 10-K
INDEX
i

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

•
the possibility that the proposed merger (the “Merger”) with Eastern Virginia Bankshares, Inc. (“Eastern Virginia”) does not close when expected or at all because required regulatory or other approvals and conditions to closing are not received or satisfied on a timely basis or at all;

•
the effect of the announcement or pendency of the Merger on our business relationships, operating results, and business generally;

•
risks that the proposed Merger disrupts our current plans and operations and potential difficulties in our employee retention as a result of the Merger;

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

ii

•
changes in governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System, or changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

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

•
failure to maintain effective internal controls and procedures;

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
iii

PART I
Item 1.   Business
Overview
Southern National Bancorp of Virginia, Inc. (“Southern National”, “SNBV”, “we” or “our”) is the bank holding company for Sonabank (“Sonabank” or the “Bank”) a Virginia state chartered bank which commenced operations on April 14, 2005. Sonabank provides a range of financial services to individuals and small and medium sized businesses. Sonabank has fifteen branches in Virginia, located in Fairfax County (Reston, McLean and Fairfax), in Charlottesville, Warrenton (2), Middleburg, Leesburg (2), South Riding, Front Royal, New Market, Haymarket, Richmond and Clifton Forge, and eight branches in Maryland, in Rockville, Shady Grove, Frederick, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown. As of December 31, 2016, we reported, on a consolidated basis, total assets of  $1.1 billion, total loans, net of deferred fees, of  $930.4 million, total deposits of  $913.0 million and shareholders’ equity of  $126.3 million.
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
Covered loan losses are reimbursed in accordance with the FDIC loss sharing agreements. There are two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5 year agreement that expired in December 2014. Our FDIC indemnification asset, the estimate of the expected loss amounts to be reimbursed by the FDIC has a current carrying value of  $2.1 million and an estimated fair value of  $528 thousand reflecting an overstated FDIC indemnification asset. This current overstatement, which is due to improvements in the loss estimates in the single family covered loans, is being amortized down in accordance with accounting rules over the life of the contract (10 years for single family covered assets) or the life of the loans, whichever is shorter.
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
The merger with Prince George’s Federal Savings Bank (PGFSB) was completed on August 1, 2014. Southern National acquired PGFSB in a cash and stock transaction. PGFSB was founded in 1931 and was headquartered in Upper Marlboro, which is the County Seat of Prince George’s County, Maryland.

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
On December 13, 2016, Southern National and Eastern Virginia Bankshares, Inc. (“Eastern Virginia”), the holding company of EVB, jointly announced the signing of a definitive agreement to merge. The combination brings together two banking companies with complementary business lines creating one of the premier banking institutions headquartered in the Commonwealth of Virginia.
Upon completion of the transaction, the combined company will have approximately $2.4 billion in total assets, $2.0 billion in total deposits, and $1.8 billion in total loans. The company, which will assume the Southern National Bancorp of Virginia, Inc. name for the holding company and the Sonabank name for all banking operations, will maintain its corporate headquarters in McLean, Virginia and the headquarters of the bank in Richmond, Virginia. The company will have 47 branch locations covering markets in both Maryland and Virginia, including the Washington, D.C. and Richmond, Virginia MSAs. These attractive markets are often cited as having some of the best demographic and income profiles in the country characterized by low unemployment, strong population growth, new business starts and consistent capital expenditure.
The transaction is expected to close during the second quarter of 2017 and is subject to the approval of both companies’ shareholders along with regulatory approvals and other customary closing conditions. Pursuant to the terms of the merger agreement, EVB will merge with and into Sonabank immediately after the merger of Eastern Virginia with and into Southern National.
On January 20, 2017, Southern National announced that it had completed the sale of  $27 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “Notes”). The Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption.
Southern National plans to use the net proceeds of the offering for general corporate purposes, including, but not limited to, contributing capital to its bank subsidiary to support continued growth.
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

•
Continue to Pursue Selective Acquisition Opportunities.   Historically, acquisitions have been a key part of our growth. Since our formation, we have completed the acquisition of PGFSB, the acquisition of HarVest Bank of Maryland on April 27, 2012, the acquisition of the Midlothian branch in Richmond, Virginia on October 1, 2011, the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009, the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge branch of First Community Bancorp, Inc. in December of 2005. We intend to continue to review branch and whole bank acquisition opportunities, including possible acquisitions of failed financial institutions in FDIC-assisted transactions, and will pursue these opportunities if they represent the most efficient use of our capital under the circumstances. We believe that we have demonstrated the skill sets and experience necessary to acquire and integrate successfully both bank and branch acquisitions, and that with our strong capital position, we are well-positioned to take advantage of acquisition opportunities as they may arise. We intend to focus on targets in our market areas or other attractive areas with significant core deposits and/or a potential customer base compatible with our growth strategy.

•
De novo Branch Expansion.   In addition to our acquisition strategy, we plan to open de novo branches from time to time to fill in our existing footprint.

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
Commercial Real Estate Lending
Permanent.   Commercial real estate lending includes loans for permanent financing. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is strong. At December 31, 2016, our commercial real estate loans for permanent financing including multi-family residential loans and loans secured by farmland totaled $465.0 million, of which $10.4 million was acquired in the HarVest transaction, $4.7 million was acquired in the Greater Atlantic transaction, and $2.9 million was acquired in the PGFSB transaction. Owner occupied commercial real estate loans totaled $154.8 million.
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
Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2016, we had $91.1 million of construction, land and development loans, of which $3.5 million was acquired in the HarVest transaction and $1.2 million was acquired in the PGFSB transaction.
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
Commercial Business Lending
These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2016, our commercial business loans totaled $115.4 million, of which $2.1 million was acquired in the HarVest transaction, $540 thousand was acquired in the Greater Atlantic transaction and $116 thousand was acquired in the PGFSB transaction.
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
On May 15, 2014, we purchased a 44% equity investment and preferred stock of STM, a regional mortgage banking company headquartered in Virginia Beach. STM has mortgage banking originators in Virginia, Maryland, North Carolina, South Carolina, Delaware and Pennsylvania. Southern Trust Mortgage only originates retail mortgage production.
Sonabank has established with STM underwriting guidelines under which it will purchase residential construction only, construction loans that convert to permanent, and permanent loans primarily in its Virginia and Maryland footprint from STM. These will be largely loans that do not conform to FNMA or FHLMC standards because of size or acreage. We purchased loans in an aggregate amount of  $77.4 million during 2016, $2.9 million of which were construction or construction permanent loans.
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

Home Equity Lines of Credit.    Sonabank rarely originates home equity lines of credit. At December 31, 2016, we had outstanding balances totaling $29.2 million, of which $17.7 million were acquired in the Greater Atlantic transaction and $2.3 million were acquired in the PGFSB transaction.
Consumer Lending
To a limited extent, we offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of his gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2016, we had $856 thousand of consumer loans outstanding.
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
In addition to the approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one senior or one executive member must approve all loans in the amount of  $350 thousand or more. All three of the executive members of the committee must approve all loans of $1 million or more. Regardless of the number of approvals needed, we encourage each member not to rely on another member’s approval as a basis for approval and to treat his approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is 15% of our unimpaired capital and surplus. As of December 31, 2016, our legal lending limit was approximately $18.5 million. Our largest group credit as of December 31, 2016, was approximately $16.9 million.
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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned account until it is sold. These assets are initially recorded at fair value net of estimated selling costs. To the extent there is a subsequent decline in fair value, that amount is charged to operating expense. At December 31, 2016, we had other real estate owned totaling $8.6 million, none of which resulted from foreclosures on loans that were acquired in the Greater Atlantic transaction.
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

Employees
At December 31, 2016, we had 162 full-time equivalent employees, five of whom were executive officers. Management considers its relations with its employees to be good. Neither we nor Sonabank are a party to any collective bargaining agreement.
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
The earnings of the Bank and therefore of Southern National are affected by general economic conditions, changes in federal and state laws and regulations and actions of various regulatory authorities, including those referenced above. Additional changes to the laws and regulations applicable to us are frequently proposed at both the federal and state levels. The regulatory framework under which we operate has and may continue to change substantially as the result of the enactment of the Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Changes in applicable statutes, regulations or regulatory policy may have a material effect on Southern National, the Bank and their business.
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
In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, as amended, bank holding companies, together with their bank subsidiaries, that are well-capitalized under the prompt-corrective-action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and well-managed under applicable FRB regulations and meet other conditions can elect to become “financial holding companies” and engage in certain activities that are not permissible for a bank holding company. As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, insurance agency activities, merchant banking and other activities that the FRB determines to be financial in nature or complementary to these activities. Although Southern National has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, we may elect to do so in the future.
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
On February 7, 2011, the FDIC approved a final rule that amended its existing DIF restoration plan and implemented certain provisions of the Dodd-Frank Act. This rule, which took effect April 1, 2011, changed the FDIC’s assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions were adjustment downward such that the initial annual base deposit insurance assessment rate ranges from 3 to 30 basis points. After the effect of potential base-rate adjustments, the total annual base assessment rate could range from 1.5 to 40 basis points. In March 2016, the FDIC adopted a final rule to increase the reserve ratio for the DIF to 1.35% of total insured deposits.
Safety and Soundness.   There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the DIF in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. The FRB’s Regulation Y, for example, requires a holding company that is not well-capitalized to give the FRB prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the holding company’s consolidated net worth. The FRB may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation.
Regulators may pursue an administrative action against any bank holding company or state member bank which violates the law, engages in an unsafe or unsound banking practice or which is about to engage in an unsafe and unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken. Under the policies of the FRB, Southern National is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Southern National might not do so otherwise. Notably, the Dodd-Frank Act codified the FRB’s “source of strength” doctrine. In addition to the foregoing requirements, the Dodd-Frank Act’s new provisions authorize the FRB to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations. The FRB and other federal banking regulators have not yet issued rules implementing this requirement.
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
The Revised Capital Rules, among other things, (i) introduce as a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. Further, the Revised Capital Rules set forth the following minimum capital ratios, which began to phase in for certain banking organizations, including Southern National, on January 1, 2015:
•
4.5 percent CET1 to risk-weighted assets.

•
6.0 percent Tier 1 Capital to risk-weighted assets.

•
8.0 percent Total Capital to risk-weighted assets.

•
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
Under the Revised Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital will be non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital will be subordinated notes and a portion of the allocation for loan losses, in each case, subject to certain specific requirements set forth in the regulation. Under the capital standards that applied prior to January 1, 2015, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. GAAP are excluded for the purposes of determining capital ratios. Under the Revised Capital Rules, the effects of certain accumulated other comprehensive items are not excluded. However, the Revised Capital Rules permit most banking organizations to make a one-time election to continue to exclude these items. This election was made when we filed the first of certain periodic regulatory reports after January 1, 2015.

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
Under these regulations, insured state banks are assigned to one of the following capital categories:
•
“well capitalized” — Under the Revised Capital Rules, a well capitalized institution is one that (i) has a total risk-based capital ratio of 10 percent or greater, (ii) has a Tier 1 risk-based capital ratio of 8 percent or greater, (iii) has a CET1 capital ratio of 6.5 percent or greater, (iv) has a leverage capital ratio of 5 percent or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
“adequately capitalized” — Under the Revised Capital Rules, an adequately capitalized depository institution is one that has (i) a total risk based capital ratio of 8 percent or more, (ii) a Tier 1 capital ratio of 6 percent or more, (iii) a CET1 capital ratio of 4.5 percent or more, and (iv) a leverage ratio of 4 percent or more.

•
“undercapitalized” — Under the Revised Capital Rules, an undercapitalized depository institution is one that has (i) a total capital ratio of less than 8 percent, (ii) a Tier 1 capital ratio of less than 6 percent, (iii) a CET1 capital ratio of less than 4.5 percent, or (iv) a leverage ratio of less than 4 percent.

•
“significantly undercapitalized” — Under the Revised Capital Rules, a significantly undercapitalized institution is one that has (i) a total risk-based capital ratio of less than 6 percent (ii) a Tier 1 capital ratio of less than 4 percent, (iii) a CET1 ratio of less than 3 percent or (iv) a leverage capital ratio of less than 3 percent.

•
“critically undercapitalized” — An insured depository institution is critically undercapitalized if its tangible equity is equal to or less than 2% of tangible assets. The Revised Capital Rules made certain changes to the framework for calculating an institution’s ratio of tangible equity to total assets.

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
Volcker Rule.   In December 2013, federal regulators, including the FRB, issued final rules to implement Section 619 of the Dodd-Frank Act, known as the “Volcker Rule.” The Volcker Rule generally prohibits insured depository institutions, such as the Bank, and their holding companies and affiliates, such as Southern National, from engaging in proprietary trading for their own accounts and acquiring or retaining an ownership interest in or having certain relationships with “covered funds,” subject to certain exceptions. Southern National and the Bank were required to conform most of their activities and investments to the requirements of the Volcker Rule by July 21, 2015. The FRB extended the conformance deadline to July 21, 2016 for certain legacy “covered funds” activities and investments in place before December 31, 2013, and the FRB expressed its intention to grant the last available statutory extension for such legacy covered funds activities until July 21, 2017. Further, the Federal Reserve Board permits limited exemptions, upon application, for divestiture of certain “illiquid” covered funds, for an additional period of up to 5 years beyond that date.
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
Virginia law also provides that shares acquired in a transaction that would cause the acquiring person’s voting strength to meet or exceed any of the three thresholds (20%, 33 1∕3% or 50%) have no voting rights for those shares exceeding that threshold, unless granted by a majority vote of shares not owned by the acquiring person. This provision empowers an acquiring person to require the Virginia corporation to hold a special meeting of shareholders to consider the matter within 50 days of the request. Southern National also “opted out” of this provision at the time of its incorporation.

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
Reserve Requirements.   In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution. For net transaction accounts in 2017, the first $15.5 million will be exempt from reserve requirements. A 3.0% reserve ratio will be assessed on net transaction accounts over $15.5 million to and including $115.1 million. A 10.0% reserve ratio will be applied to net transaction accounts in excess of  $115.1 million. These percentages are subject to adjustment by the FRB.
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
In addition, the Dodd-Frank Act contains provisions that may impact the Bank’s business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, that a loan originator or a securitizer of asset-backed securities retain a percentage of the credit risk of securitized assets. The banking agencies have jointly issued a final rule to implement these requirements, which became effective on December 24, 2016 for classes of asset-backed securities other than residential mortgage-backed securitizations.
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
CRA agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest CRA examination. The Bank received a “satisfactory” rating in the most recent examination for CRA compliance in July 2015.
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
For example, the Bureau issued rules that have impacted our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. The ability-to-repay rule, which took effect on January 10, 2014, requires lenders to consider, among other things, income, employment status, assets, employment, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ability-to-repay rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, under rules that became effective December 24, 2015, and December 24, 2016, the securitizer of certain asset-backed securities must retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.” These definitions are expected to significantly shape the parameters for the majority of consumer mortgage lending in the U.S.
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
In addition, it is anticipated that the Bureau will engage in other rulemakings in the near term that may impact our business, as the Bureau has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services. The Bureau also has broad authority to prohibit unfair, deceptive and abusive acts and practices (“UDAAP”) and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate this prohibition, certain aspects of these standards are untested, which has created some uncertainty regarding how the Bureau will exercise this authority. The Bureau has, however, begun to bring enforcement actions against certain financial institutions for UDAAP violations and issued some guidance on the topic, which provides insight into the agency’s expectations regarding these standards. Among other things, Bureau guidance and its UDAAP-related enforcement actions have emphasized that management of third-party service providers is essential to effective UDAAP compliance and that the Bureau is particularly focused on marketing and sales practices.
We cannot fully predict the effect that being regulated by a regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on our businesses.
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
Incentive Compensation.   In June 2010, the FRB, the Office of the Comptroller of the Currency, and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. In 2016, the Federal Reserve and the OCC have also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2016, these rules have not been implemented.
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
The state of the economy and various economic factors, including inflation, recession, unemployment, interest rates, declining oil prices and the level of U.S. debt, as well as governmental action and uncertainty resulting from U.S. and global political trends, may directly and indirectly, have a destabilizing effect on our financial condition and results of operations. An unfavorable or uncertain national or regional political or economic environment could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:
•
increases in loan delinquencies;

•
increases in nonperforming assets and foreclosures;

•
decreases in demand for our products and services, which could adversely affect our liquidity position; and

•
decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power.

Any of the foregoing could adversely affect our financial condition and results of operation. While economic conditions in the Commonwealth of Virginia and the U.S. are strong, there can be no assurance that the economy will continue to grow.
We will be subject to business uncertainties and contractual restrictions while the proposed merger with Eastern Virginia is pending, which could adversely affect our business.
Uncertainty about the effect of the proposed merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the proposed merger is completed and could cause customers and others that deal with us to seek to change their existing business relationships with us. Retention of certain of our employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles with the continuing corporation. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business, or the business of the continuing corporation following the merger, could be harmed. In addition, subject to certain exceptions, we and Eastern Virginia have agreed to operate our business in the ordinary course prior to closing and refrain from taking certain specified actions until the proposed merger occurs. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the proposed merger.
Termination of the merger agreement could negatively impact us.
If the merger agreement is terminated, our business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. Furthermore, costs relating to the Merger, such as legal, accounting and financial advisory fees, must be paid even if the Merger is not completed. In addition, failure to complete the merger could result in reputational harm to us. If the merger agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by our board of directors, we may be required to pay Eastern Virginia a termination fee of  $7.5 million.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows.
Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital, possible acquisitions and other general corporate purposes. An inability to raise funds through deposits, borrowings, securities sold under repurchase agreements, the sale of loans and other sources could have a substantial negative effect on our liquidity. We do not anticipate that our retail and commercial deposits will be sufficient to meet our funding needs in the foreseeable future. We therefore rely on deposits obtained through intermediaries, FHLB advances, and other wholesale funding sources to obtain the funds necessary to implement our growth strategy.
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
We maintain an investment portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities. The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. During the years ended December 31, 2016 and 2015, we incurred no other-than-temporary impairment charges. During the year ended December 31, 2014, we incurred other-than-temporary impairment charges of  $41 thousand pre-tax on one of our trust preferred securities holdings. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.
Our pooled trust preferred securities are particularly vulnerable to the performance of the issuer of the subordinated debentures that are collateral for the trust preferred securities. Deterioration of these trust preferred securities can occur because of defaults by the issuer of the collateral or because of deferrals of dividend payments on the securities. Numerous financial institutions have failed subsequent to their issuance of trust preferred securities, and their parent bank holding companies have filed for bankruptcy, which has led to defaults in the subordinated debentures that collateralize the trust preferred securities. Further, increased regulatory pressure has been placed on financial institutions to maintain capital ratios above the required minimum to be well-capitalized, which often results in restrictions on dividends, and leads to deferrals of dividend payments on the trust preferred securities. More specifically, the Federal Reserve has stated that a bank holding company should eliminate, defer or significantly reduce dividends if (i) its net income available to shareholders for the past four quarters, net of dividends paid, is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs or (iii) it is in danger of not meeting its minimum regulatory capital adequacy ratios. In addition, although interest deferrals are permitted under the terms of the instruments governing the trust preferred securities, such deferrals are typically limited to 20 consecutive quarterly periods. As a result, many financial institutions that commenced deferral periods in 2009 are no longer permitted to defer interest payments, which could result in increased defaults on trust preferred securities. Additional defaults in the underlying collateral or deferrals of dividend payments for these securities could lead to additional charges on these securities and/or other-than-temporary impairment charges on other trust preferred securities we own. Finally, proposed or future changes in the regulatory treatment of both issuers and holders of trust preferred securities could have a negative impact on the value of the pooled trust preferred securities held in our portfolio.
The soundness of other financial institutions could adversely affect us.
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

As of December 31, 2016, our goodwill totaled $10.5 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
If our nonperforming assets increase, our earnings will suffer.
At December 31, 2016, our non-covered nonperforming assets (which consist of nonaccrual loans, loans past due 90 days and accruing and other real estate owned (“OREO”)) totaled $12.4 million, or 1.36% of total non-covered loans and OREO, which is a decrease of  $1.9 million, or 13.0%, compared with non-covered nonperforming assets of  $14.3 million, or 1.77%, of total non-covered loans and OREO at December 31, 2015. At December 31, 2014, our non-covered non-performing assets were $18.7 million, or 2.76% of non-covered loans and OREO.
Although economic and market conditions are stable, and our nonperforming assets have improved, we may incur losses if there is an increase in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral, which may ultimately result in a loss. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, write down the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, an increase in the level of nonperforming assets increases our regulatory risk profile. There can be no assurance that we will not experience future increases in nonperforming assets.
A significant amount of our loans are secured by real estate and any declines in real estate values in our primary markets could be detrimental to our financial condition and results of operations.
Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $816.1 million, or approximately 87.5% of our total loan portfolio, as of December 31, 2016. Total real estate loans covered under the FDIC loss sharing agreement amount to $28.2 million. Although residential and commercial real estate values have improved in our market area, such improved values may not continue or may slow down. If loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of operations.
As of December 31, 2016, $260.0 million, or approximately 27.9% of our total loans, were secured by single-family residential real estate. This includes $230.8 million in residential 1-4 family loans and $29.2 million in home equity lines of credit. Total single-family residential real estate loans covered under the FDIC loss sharing agreement amount to $28.2 million. If housing markets in our market areas do not continue to steadily improve or deteriorate, we may experience an increase in nonperforming loans, provisions for loan losses and charge-offs.
If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.
As of December 31, 2016, a significant portion of our loan portfolio was comprised of loans secured by commercial real estate. In the majority of these loans, real estate was the primary collateral component. In some cases we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio. A weak real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values do not continue to improve or decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.
We are subject to risks related to our concentration of construction and land development and commercial real estate loans.
As of December 31, 2016, we had $91.1 million of construction loans. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:
•
the viability of the contractor;

•
the contractor’s ability to successfully complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

•
concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction loans which provides us with an additional source of repayment. As of December 31, 2016, we had no non-covered nonperforming construction and development loans and $3.9 million of non-covered assets that have been foreclosed. If one or more of our larger borrowers were to default on their construction and development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.
As of December 31, 2016, we had $465.0 million of commercial real estate loans, including multi-family residential loans and loans secured by farmland, none of which is covered by the FDIC loss sharing agreement. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service.
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
Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss-sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The agreements contain specific, detailed and cumbersome compliance, servicing, notification and reporting requirements, and failure to comply with any of the requirements and guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of such assets. As of December 31, 2016, $28.2 million, or 2.5%, of our assets were covered by the FDIC loss-sharing agreements.
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
Sonabank relies on originating government guaranteed loans, in particular those guaranteed by the SBA. As of December 31, 2016, Sonabank had $56.6 million of SBA loans, $42.3 million of which were guaranteed and $14.2 million were non-guaranteed. Sonabank originated $11.1 million, $20.4 million and $17.1 million in SBA loans in the years ended December 31, 2016, 2015 and 2014, respectively. Sonabank initially sold the guaranteed portions of some of its SBA loans in the secondary market in 2012 and 2011 and intends to continue such sales, which are a source of non-interest income for Sonabank, when market conditions are favorable. We can provide no assurance that Sonabank will be able to continue originating these loans, that it will be able to sell the loans in the secondary market or that it will continue to realize premiums upon any sale of SBA loans.
SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on our business. Currently, the maximum limit on individual 7(a) loans which the SBA will permit is $5.0 million. Any reduction in this level could adversely affect the volume of our business. As of December 31, 2016, our SBA business constitutes 6.1% of our total loans. The periodic uncertainty of the SBA program relative to availability, amounts of funding and the waiver of associated fees creates greater risk for our business than do more stable aspects of our business.
The federal government presently guarantees up to 75% of the principal amount of loans above $150,000 and up to 90% of the principal amount for certain programs under the 7(a) program. SBAExpress loans can be guaranteed by the federal government up to 50%. We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, it is possible that Sonabank could lose its preferred lender status which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA. It is also possible the federal government could reduce the amount of loans which it guarantees. In addition, we are dependent on the expertise of our personnel who make SBA loans in order to continue to originate and service SBA loans. If we are unable to retain qualified employees in the future, our income from the origination of SBA loans could be substantially reduced.
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

In addition to the pending merger with Eastern Virginia, we intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies such as the continuing need for infrastructure and personnel, the time and costs inherent in integrating a series of different operations and the ongoing expense of acquiring and staffing new banks or branches. We may not be able to expand our presence in our existing markets or successfully enter new markets and any expansion could adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. There can be no assurance of success or the availability of branch or bank acquisitions in the future.
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
We are dependent on key personnel and the loss of one or more of those key personnel could impair our relationship with our customers and adversely affect our business.
Many community banks attract customers based on the personal relationships that the banks’ officers and customers establish with each other and the confidence that the customers have in the officers. We significantly depend on the continued service and performance of our key management personnel. We also believe our management team’s depth and breadth of experience in the banking industry is integral to executing our business plan. The loss of the services of members of our senior management team or other key employees or the inability to attract additional qualified personnel as needed could have a material adverse effect on our business.
Our profitability depends significantly on local economic conditions in the areas where our operations and loans are concentrated.
Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington D.C., Charlottesville and Clifton Forge (Alleghany County), Front Royal, New Market, Richmond and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in these market areas. As of December 31, 2016, substantially all of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in this region slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability.

Additionally, political conditions could impact our earnings. For example, political debate over the budget, taxes and the potential for reduced government spending may adversely impact the economy, and more specifically local economic conditions given the concentration of Federal workers and government contractors in our market. Acts or threats of war, terrorism, an outbreak of hostilities or other international or domestic calamities, or other factors beyond our control could impact these local economic conditions and could negatively affect the financial results of our banking operations.
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
As of December 31, 2016, Sonabank exceeded the amounts required to be well capitalized with respect to all four required capital ratios. As of December 31, 2016, Sonabank’s leverage, Common Equity Tier I risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios were 10.45%, 12.55%, 12.55% and 13.49%, respectively
Many factors affect the calculation of Sonabank’s risk-based assets and its ability to maintain the level of capital required to achieve acceptable capital ratios. For example, changes in risk weightings of assets relative to capital and other factors may combine to increase the amount of risk-weighted assets in the Tier 1 risk-based capital ratio and the total risk-based capital ratio. Any increases in its risk-weighted assets will require a corresponding increase in its capital to maintain the applicable ratios. In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments, impairment losses on securities and other factors will decrease Sonabank’s capital, thereby reducing the level of the applicable ratios.
Sonabank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FDIC rules, if Sonabank ceases to be a well capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2016, we had $80.7 million of brokered deposits, which represented 8.84% of our total deposits.
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
The “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results and financial condition.
As described above in Supervision and Regulation — Fair Lending; Consumer Laws, the Bureau adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act. The ability-to-repay rule, which took effect on January 10, 2014, has impacted our residential mortgage lending practices, and the residential mortgage market generally.
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
The “qualified mortgage” rules may increase our compliance burden and reduce our lending flexibility and discretion, which could negatively impact our ability to originate new loans and the cost of originating new loans. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. Additionally, qualified “higher priced mortgages” only provide a rebuttable presumption of compliance and thus may be more susceptible to challenges from borrowers. It is difficult to predict the impact of the Bureau’s “qualified mortgage” rules, but any decreases in loan origination volume or increases in compliance and foreclosure costs could negatively affect our business, operating results and financial condition.
We currently intend to pay dividends on our common stock; however, our future ability to pay dividends is subject to restrictions.
We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2016. We also declared a special dividend in the fourth quarters of 2014 and 2015. There are a number of restrictions on our ability to pay dividends. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.
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
Item 1B.   Unresolved Staff Comments
Southern National does not have any unresolved staff comments from the SEC to report for the year ended December 31, 2016.
Item 2.   Properties
The following table sets forth the date opened or acquired, ownership status and the total deposits, not including brokered deposits, for each of our banking locations, as of December 31, 2016:
Location	Date Opened or Acquired	Owned or Leased	Deposits (in thousands)
Home Office and Branch:
6830 Old Dominion Drive McLean, Virginia 22101	December 2006	Leased	$60,087
Branch Offices:
511 Main Street Clifton Forge, Virginia 24442	December 2005	Owned	$51,524
1770 Timberwood Boulevard Charlottesville, Virginia 22911	April 2005	Leased	$39,749
11527 Sunrise Valley Drive Reston, Virginia 20191	December 2006	Leased	$50,684
10855 Fairfax Boulevard Fairfax, Virginia 22030	December 2006	Leased	$45,483

Location	Date Opened or Acquired	Owned or Leased	Deposits (in thousands)
550 Broadview Avenue Warrenton, Virginia 20186	April 2007	Leased	$29,513
1 East Market Street Leesburg, Virginia 20176	April 2008	Leased	$24,042
11 Main Street Warrenton, Virginia 20186	September 2009	Leased	$29,384
11200 Rockville Pike Rockville, Maryland 20852	December 2009	Leased	$81,389
1 South Front Royal Avenue Front Royal, Virginia 22630	December 2009	Owned	$43,786
9484 Congress Street New Market, Virginia 22844	December 2009	Owned	$45,273
43086 Peacock Market Plaza South Riding, Virginia 20152	December 2009	Leased	$22,861
10 West Washington Street Middleburg, Virginia 20117	May 2011	Leased	$15,790
13804 Hull Street Road Midlothian, Virginia 23112	October 2011	Owned	$37,976
9707 Medical Center Drive, Suite 150 Rockville, Maryland 20850	April 2012	Leased	$50,092
37 North Market Street Frederick, Maryland 21701	April 2012	Leased	$33,347
6719 Leaberry Way Haymarket, Virginia 20169	August 2012	Leased	$14,468
7700 Wisconsin Avenue Bethesda, Maryland 22101	October 2012	Leased	$35,509
4009 Old Town Road Huntingtown, Maryland 20639	August 2014	Leased	$18,789
137 E. Chesapeake Beach Road Owings, Maryland 20736	August 2014	Owned	$19,167
14804 Pratt Street Upper Marlboro, Maryland 200772	August 2014	Owned	$69,762
14118 Brandywine Road Brandywine, Maryland 20613	August 2014	Owned	$13,612
Loan Production Offices:
230 Court Square Charlottesville, Virginia 22902	March 2005	Leased	NA
2217 Princess Anne Street Fredericksburg, Virginia 22401	April 2005	Leased	NA
550 Broadview Avenue Warrenton, Virginia 20186	September 2005	Leased	NA

Location	Date Opened or Acquired	Owned or Leased	Deposits (in thousands)
Accounting Office:
70 Main Street, Suite 34 Warrenton, Virginia 20186	December 2014	Leased	NA
Executive Offices:
1002 Wisconsin Avenue, N.W. Washington, D.C. 20007	April 2005	Leased	NA
Item 3.   Legal Proceedings
Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no other proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of December 31, 2016.
Item 4.   Mine Safety Disclosures
Not applicable.

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
There were 12,318,743 shares of our common stock outstanding at the close of business on March 6, 2017, which were held by 239 shareholders of record.
The following table presents the high and low intra-day sales prices and dividends declared for quarterly periods during 2016 and 2015:
	Market Values				Dividends Declared
	2016		2015		2016	2015(1)
	High	Low	High	Low
First Quarter	$13.40	$11.92	$12.50	$10.80	$0.08	$0.08
Second Quarter	12.77	11.60	12.22	11.03	0.08	0.08
Third Quarter	13.59	11.95	12.00	10.98	0.08	0.08
Fourth Quarter	16.78	12.74	13.54	11.14	0.08	0.28

(1)
The dividend declared in the fourth quarter of 2015 included a special dividend of  $0.20.

Dividend Policy
Dividends are paid at the discretion of our board of directors. While we paid a nonrecurring 10% stock dividend to our holders of common stock in 2007, we declared the first cash dividend on our common stock in February 2012 and each quarter thereafter through 2016. The amount and frequency of dividends, if any, will be determined by our board of directors after consideration of our earnings, capital requirements, our financial condition and our ability to service any equity or debt obligations senior to our common stock, and will depend on cash dividends paid to us by our subsidiary bank. As a result, our ability to pay future dividends will depend on the earnings of Sonabank, its financial condition and its need for funds.
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
Recent Sales of Unregistered Securities
None
Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2016, Southern National had outstanding stock options granted under its Stock Option Plan, which is approved by its shareholders. The following table provides information as of December 31, 2016 regarding Southern National’s equity compensation plans under which our equity securities are authorized for issuance:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	782,200	$9.56	27,650
Equity compensation plans not approved by security holders	—	—	—
Total	782,200	$9.56	27,650

Issuer Purchases of Equity Securities
None

Performance Graph
The following chart compares the cumulative total shareholder return on Southern National common stock during the five years ended December 31, 2016, with the cumulative total return of the Russell 2000 Index and the SNL Bank and Thrift Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on December 31, 2011 in Southern National common stock, the Russell 2000 Index and the SNL Bank and Thrift Index. The historical stock price performance for Southern National common stock shown on the graph below is not necessarily indicative of future stock performance.
	2011	2012	2013	2014	2015	2016
Southern National Bancorp of Virginia	100.0	116.6	147.1	175.8	211.8	271.7
Russell 2000	100.0	141.4	196.3	206.0	196.9	238.8
SNL Bank and Thrift Index	100.0	116.6	159.6	178.2	181.8	229.5

Item 6.   Selected Financial Data
The following table sets forth selected financial data for Southern National as of December 31, 2016, 2015, 2014, 2013, and 2012, and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012:
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$48,947	$43,701	$38,091	$35,116	$37,561
Interest expense	8,633	7,077	4,673	4,668	5,828
Net interest income	40,314	36,624	33,418	30,448	31,733
Provision for loan losses	4,912	3,171	3,444	3,615	6,195
Net interest income after provision for loan losses	35,402	33,453	29,974	26,833	25,538
Noninterest income	2,820	3,781	2,364	1,753	5,595
Noninterest expenses	22,815	23,278	21,101	19,292	21,449
Income before income taxes	15,407	13,956	11,237	9,294	9,684
Income tax expense	5,095	4,667	3,754	3,036	3,115
Net income	$10,312	$9,289	$7,483	$6,258	$6,569
Per Share Data:
Earnings per share – Basic	$0.84	$0.76	$0.63	$0.54	$0.57
Earnings per share – Diluted	$0.83	$0.75	$0.63	$0.54	$0.57
Cash dividends paid per share	$0.32	$0.52	$0.60	$0.25	$0.25
Book value per share	$10.30	$9.78	$9.33	$9.20	$8.90
Tangible book value per share(1)	$9.37	$8.83	$8.36	$8.34	$8.00
Dividend payout ratio	38.10%	68.42%	95.24%	46.30%	43.86%
Weighted average shares outstanding – Basic	12,251,804	12,224,494	11,846,126	11,590,333	11,590,212
Weighted average shares outstanding – Diluted	12,426,783	12,330,431	11,927,083	11,627,445	11,596,176
Shares outstanding at end of period	12,263,643	12,234,443	12,216,669	11,590,612	11,590,212
Selected Performance Ratios and Other Data:
Return on average assets	0.95%	0.95%	0.94%	0.89%	0.97%
Return on average equity	8.37%	7.87%	6.76%	5.95%	6.40%
Yield on earning assets	4.86%	4.85%	5.24%	5.48%	6.15%
Cost of funds	1.00%	0.91%	0.75%	0.85%	1.11%
Net interest margin	4.00%	4.07%	4.60%	4.75%	5.19%
Efficiency ratio(2)	52.53%	57.64%	60.45%	60.78%	56.25%
Net charge-offs to average loans	0.53%	0.28%	0.51%	0.69%	1.04%
Allowance for loan losses to total non-covered loans	0.95%	1.06%	1.11%	1.42%	1.54%
Stockholders’ equity to total assets	11.06%	11.55%	12.43%	14.89%	14.25%
Financial Condition:
Total assets	$1,142,443	$1,036,107	$916,645	$716,185	$723,812
Total loans, net of deferred fees	930,415	829,425	703,472	546,058	530,151
Total deposits	912,982	825,294	742,425	540,359	550,977
Stockholders’ equity	126,344	119,636	113,979	106,614	103,176

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
The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual net loss history experienced by Southern National over the most recent three years. This actual loss experience is adjusted for current factors based on the risks present for each portfolio segment. These current factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: owner occupied commercial real estate, non-owner occupied commercial real estate, construction and land development, commercial loans, residential 1 – 4 family, multi-family residential, loans secured by farmland, home equity lines of credit (HELOC) and consumer. While underwriting practices in this environment are more stringent, the bank estimates the effect of internal factors on future net loss experience to be negligible. Management’s estimate of the effect of current external economic environmental conditions on future net loss experience is significant in all loan segments and particularly on loans secured by real estate including single family 1 – 4, non-owner occupied commercial real estate and construction and land development loans. These factors include excess inventory, generally less demand driven in part by fewer qualified borrowers and buyers. These considerations have played a significant role in management’s estimate of the adequacy of the allowance for loan and lease losses.
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
The accounting for the covered loans requires Southern Financial to estimate the timing and amount of cash flows to be collected from these loans at acquisition, and to periodically update our estimates of the cash flows expected to be collected over the life of the covered loans. Similarly, the accounting for the FDIC indemnification asset requires us to estimate the timing and amount of cash flows to be received from the FDIC in reimbursement for losses and expenses related to the covered loans; these estimates are directly related to estimates of cash flows to be received from the covered loans. The estimated cash flows from the FDIC indemnification asset are sensitive to changes in the same assumptions that impact expected cash flows on covered loans. If the amount of expected cash flows to be recovered from the FDIC changes, the difference between the carrying amount of the FDIC indemnification asset and the revised recoverable amount is accreted or amortized over the remaining term of the FDIC agreement or the life of the loans, whichever is shorter. These estimates are considered to be critical accounting estimates because they involve significant judgment and assumptions as to the amount and timing of cash flows to be collected.
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
Goodwill Impairment Assessment
Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Goodwill is primarily related to the 2006 acquisition of 1st Service Bank. The acquisition of PGFSB in 2014 increased goodwill by $1.4 million. Our annual assessment timing is during the third calendar quarter. For the 2016 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics. No impairment was indicated in 2016 or 2015.
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
We completed the acquisition of the HarVest Bank of Maryland on April 27, 2012, the Midlothian Branch in Richmond, Virginia on October 1, 2011 and the acquisition and assumption of certain assets and liabilities of Greater Atlantic Bank from the FDIC on December 4, 2009. As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into a loss sharing agreement (the “loss sharing agreement”) on approximately $143.4 million (cost basis) of Greater Atlantic Bank’s assets. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets
The merger with Prince George’s Federal Savings Bank (PGFSB) was completed on August 1, 2014. Southern National acquired PGFSB in a cash and stock transaction. PGFSB was founded in 1931 and was headquartered in Upper Marlboro, which is the County Seat of Prince George’s County, Maryland. PGFSB has four offices, all of which are in Maryland, including a main office in Upper Marlboro and three branch offices in Dunkirk, Brandywine and Huntingtown. PGFSB has an excellent core deposit base reflecting its tenure in the communities it serves, and its lending activities have historically been focused on residential mortgages.
On December 13, 2016, Southern National and Eastern Virginia Bankshares, Inc. (“Eastern Virginia”), the holding company of EVB, jointly announced today the signing of a definitive agreement to merge. The combination brings together two banking companies with complementary business lines creating one of the premier banking institutions headquartered in the Commonwealth of Virginia.
RESULTS OF OPERATIONS
Net Income
Net income for the year ended December 31, 2016 was $10.3 million, compared to $9.3 million for the year ended December 31, 2015, and $7.5 million for the year ended December 31, 2014.
Net Interest Income
Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.
Net interest income was $40.3 million during the year ended December 31, 2016, compared to $36.6 million during the prior year. Average loans during the year ended December 31, 2016 were $889.6 million compared to $761.6 million during 2015. Sonabank’s net interest margin was 4.00% during the year ended December 31, 2016 compared to 4.07% during the year ended December 31, 2015. The loan discount accretion on our three acquisitions were $2.1 million in the year ended December 31, 2016 compared to $2.6 million in 2015.

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
The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:
Average Balance Sheets and Net Interest
Analysis For the Years
Ended December 31, 2016, 2015 and 2014
	2016			2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees(1)(2)	$889,600	$45,348	5.10%	$761,550	$40,104	5.27%	$608,604	$34,611	5.69%
Investment securities	96,836	2,955	3.05%	97,580	2,806	2.88%	90,133	2,628	2.92%
Other earning assets	20,726	644	3.11%	41,245	791	1.92%	28,484	852	2.99%
Total earning assets	1,007,162	48,947	4.86%	900,375	43,701	4.85%	727,221	38,091	5.24%
Allowance for loan losses	(8,634)			(8,139)			(7,422)
Intangible assets	11,499			11,991			11,452
Other non-earning assets	70,332			70,800			66,157
Total assets	$1,080,359			$975,027			$797,408
Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW and other demand accounts	$36,470	60	0.16%	$24,306	25	0.10%	$23,574	26	0.11%
Money market accounts	127,121	453	0.36%	138,559	483	0.35%	130,473	369	0.28%
Savings accounts	51,670	333	0.64%	44,661	282	0.63%	29,034	179	0.62%
Time deposits	579,157	7,255	1.25%	509,900	5,643	1.11%	376,395	3,402	0.90%
Total interest-bearing deposits	794,418	8,101	1.02%	717,426	6,433	0.90%	559,476	3,976	0.71%
Borrowings	66,230	532	0.80%	58,358	644	1.10%	62,810	697	1.11%
Total interest-bearing liabilities	860,648	8,633	1.00%	775,784	7,077	0.91%	622,286	4,673	0.75%
Noninterest-bearing liabilities:
Demand deposits	88,413			75,129			59,205
Other liabilities	8,140			6,120			5,158
Total liabilites	957,201			857,033			686,649
Stockholders’ equity	123,158			117,994			110,759
Total liabilities and stockholders’ equity	$1,080,359			$975,027			$797,408
Net interest income		$40,314			$36,624			$33,418
Interest rate spread			3.86%			3.94%			4.49%
Net interest margin			4.00%			4.07%			4.60%

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
	Year Ended December 31, 2016 vs. 2015			Year Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Net Change	Volume	Rate	Net Change
	( in thousands)
Interest-earning assets:
Loans, net of deferred fees	$6,477	$(1,233)	$5,244	$7,786	$(2,293)	$5,493
Investment securities	(21)	170	149	214	(36)	178
Other earning assets	596	(743)	(147)	(306)	245	(61)
Total interest-earning assets	7,052	(1,806)	5,246	7,694	(2,084)	5,610
Interest-bearing liabilities:
NOW accounts	16	19	35	1	(1)	—
Money market accounts	(41)	11	(30)	24	90	114
Savings accounts	45	6	51	99	4	103
Time deposits	818	794	1,612	1,373	868	2,241
Total interest-bearing deposits	838	830	1,668	1,497	961	2,458
Borrowings	110	(222)	(112)	(49)	(4)	(53)
Total interest-bearing liabilities	948	608	1,556	1,448	957	2,405
Change in net interest income	$6,104	$(2,414)	$3,690	$6,246	$(3,041)	$3,205

Provision for Loan Losses
The provision for loan losses is a current charge to earnings made in order to increase or decrease the allowance for loan losses to a level for inherent probable losses in the loan portfolio based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectability. Our loan loss allowance is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment. The risk factors are determined by considering historical loss data, peer data, as well as applying management’s judgment.
The provision for loan losses charged to operations for the years ended December 31, 2016, 2015 and 2014 was $4.9 million, $3.2 million, and $3.4 million, respectively. We had charge-offs totaling $5.0 million during 2016, $2.7 million during 2015, and $3.3 million during 2014. There were recoveries totaling $239 thousand during 2016, $526 thousand during 2015 and $174 thousand during 2014. The increased level of charge-offs in 2016 was mainly due to a single borrower.
The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for loan losses.

Noninterest Income
The following table presents the major categories of noninterest income for the years ended December 31, 2016, 2015 and 2014 (in thousands):
	2016	2015	Change
Account maintenance and deposit service fees	$896	$953	$(57)
Income from bank-owned life insurance	700	636	64
Equity income from mortgage affiliate	1,109	1,459	(350)
Gain on sale of securities available for sale	—	520	(520)
Gain on other assets	—	7	(7)
Other	115	206	(91)
Total noninterest income	$2,820	$3,781	$(961)

	2015	2014	Change
Account maintenance and deposit service fees	$953	$826	$127
Income from bank-owned life insurance	636	617	19
Equity income from mortgage affiliate	1,459	558	901
Net impairment losses recognized in earnings	—	(41)	41
Gain on sale of securities available for sale	520	—	520
Gain on other assets	7	202	(195)
Other	206	202	4
Total noninterest income	$3,781	$2,364	$1,417

Noninterest income decreased to $2.8 million in the year ended December 31, 2016 from $3.8 million in 2015. Much of the non-interest income in 2015 resulted from the fact that we transferred from our held-to-maturity (HTM) portfolio all of the trust preferred securities and a non-government sponsored residential collateralized mortgage obligation (CMO) that had previously been classified as other than temporarily impaired to the available-for-sale (AFS) classification. We sold five of these trust preferred securities and the CMO recognizing a net gain of  $520 thousand in the year ended December 31, 2015. We recognized income from our investment in STM, our mortgage affiliate, in the amount of  $1.1 million during the year ended December 31, 2016, compared to $1.5 million during 2015. STM showed volume growth in the fourth quarter of 2016 with originations of  $212 million, up from $179 million in the same quarter of 2015. However, they experienced a fourth quarter loss of  $556 thousand attributable to the operating costs related to the opening of new offices in Innsbrook, Virginia; Raleigh, North Carolina; New Castle, Delaware and to the cost of installing a new delivery channel. In addition, STM experienced some margin compression. Our share of the fourth quarter 2016 loss was $272 thousand.
Noninterest income increased to $3.8 million in 2015 from $2.4 million in 2014. We recognized income from our equity investment in STM in the amount of  $1.5 million during 2015 compared to $558 thousand in 2014. We closed on STM in May 2014, therefore, we recognized approximately seven and one half months of income in the year ended December 31, 2014. In the second quarter of 2015 we transferred from our held-to-maturity (HTM) portfolio all of the trust preferred securities and a non-government sponsored residential collateralized mortgage obligation (CMO) that had previously been classified as other than temporarily impaired to the available-for-sale (AFS) classification. We sold five of these trust preferred securities and the CMO recognizing a net gain of  $520 thousand. Due to the significant deterioration in these issuers’ creditworthiness which could not have been reasonably anticipated, we feel that our change in classification did not taint our intention to hold to maturity in regards to the remainder of our HTM portfolio.

Noninterest Expense
The following table presents the major categories of noninterest expense for the years ended December 31, 2016, 2015 and 2014 (in thousands):
	2016	2015	Change
Salaries and benefits	$11,675	$11,860	$(185)
Occupancy expenses	3,155	3,269	(114)
Furniture and equipment expenses	975	815	160
Amortization of core deposit intangible	219	261	(42)
Virginia franchise tax expense	387	352	35
FDIC assessment	543	664	(121)
Data processing expense	744	668	76
Telephone and communication expense	745	786	(41)
Amortization of FDIC indemnification asset	793	630	163
Net loss on other real estate owned	174	291	(117)
Merger expense	429	—	429
Other operating expenses	2,976	3,682	(706)
Total noninterest expense	$22,815	$23,278	$(463)

	2015	2014	Change
Salaries and benefits	$11,860	$10,225	$1,635
Occupancy expenses	3,269	3,165	104
Furniture and equipment expenses	815	787	28
Amortization of core deposit intangible	261	220	41
Virginia franchise tax expense	352	455	(103)
FDIC assessment	664	569	95
Data processing expense	668	569	99
Telephone and communication expense	786	751	35
Change in FDIC indemnification asset	630	1,230	(600)
Net loss (gain) on other real estate owned	291	(433)	724
Merger expense	—	487	(487)
Other operating expenses	3,682	3,076	606
Total noninterest expense	$23,278	$21,101	$2,177

Noninterest expenses were $22.8 million during the year ended December 31, 2016, compared to
$23.3 million during the year ended December 31, 2015. During the year ended December 31, 2016 we had losses of  $375 thousand because of impairment recognized on four other real estate owned (OREO) properties. This was partially offset by gains on the sale of four properties in the amount of  $201 thousand, resulting in a net loss of  $174 thousand. During 2015, we had losses on OREO of  $740 thousand as we charged down five OREO properties which proved challenging to sell. This was partially offset by gains on the sale of six properties in the amount of  $449 thousand, resulting in a net loss of  $291 thousand. We had merger related expenses of  $429 thousand in 2016 related to the previously announced agreement and plan of merger with EVB, and there were no merger expenses in 2015. Employee compensation decreased by $185 thousand compared to the year ended December 31, 2015.

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
FINANCIAL CONDITION
Total assets were $1.1 billion as of December 31, 2016, compared to $1.0 billion as of December 31, 2015. Total loans increased from $829.4 million at the end of December 2015 to $930.4 million at December 31, 2016.
Non-covered Loans
Loans that are not covered by the FDIC loss sharing agreement are referred to as “non-covered loans.” Total non-covered loans, net of deferred fees, grew from $795.1 million at the end of 2015 to $902.2 million at the end of 2016. Non-covered commercial real estate loans, owner-occupied and non-owner-occupied increased from $398.0 million at the end of 2015 to $434.4 million as of December 31, 2016.
Non-covered residential 1 – 4 family loans increases from $165.1 million at December 31, 2015 to
220.3 million at the end of 2016 as a result of the loans purchased from STM in the amount of  $75.0 million during 2016.
Our commercial real estate lending program includes both loans closed under the Small Business Administration (“SBA”) 7(a) and 504 loan programs and loans closed outside of the SBA programs that serve both the investor and owner-occupied facility market. The 504 loan program is used to finance long-term fixed assets, primarily real estate and heavy equipment and gives borrowers access to up to 90% financing for a project. SBA 7(a) loans may be used for the purchase of real estate, construction, renovation or leasehold improvements, as well as machinery, equipment, furniture, fixtures, inventory and in some instances, working capital and debt refinancing. The SBA guarantees up to 85% of the loan balance in the 7(a) program, and start-up businesses are eligible to participate in the program. During 2016 we closed loans totaling $6.8 million through the SBA’s 7(a) program and $4.3 million under the SBA’s 504 program. During 2015 we closed loans totaling 10.2 million through the SBA’s 7(a) program and $10.1 million under the SBA’s 504 program.
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

The following table summarizes the composition of our loans, net of unearned income at the dates indicated:
	2016		Total 2016		2015		Total 2015		2014		Total 2014
	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent
Mortgage loans on real estate:
Commercial real estate – owner-occupied	$—	$154,807	$154,807	16.6%	$—	$141,521	$141,521	17.0%	$—	$136,597	$136,597	19.4%
Commercial real estate – non-owner-occupied	—	279,634	279,634	30.0%	—	256,513	256,513	30.8%	—	200,517	200,517	28.4%
Secured by farmland	—	541	541	0.1%	—	578	578	0.1%	—	612	612	0.1%
Construction and land development	—	91,067	91,067	9.8%	—	67,832	67,832	8.2%	—	57,938	57,938	8.2%
Residential 1 – 4 family	10,519	220,291	230,810	24.8%	12,994	165,077	178,071	21.4%	14,837	123,233	138,070	19.6%
Multi-family residential	—	30,021	30,021	3.2%	—	25,501	25,501	3.1%	—	21,832	21,832	3.1%
Home equity lines of credit	17,661	11,542	29,203	3.1%	21,379	13,798	35,177	4.2%	23,658	9,751	33,409	4.7%
Total real estate loans	28,180	787,903	816,083	87.5%	34,373	670,820	705,193	84.8%	38,495	550,480	588,975	83.5%
Commercial loans	—	115,365	115,365	12.4%	—	124,985	124,985	15.0%	—	114,714	114,714	16.3%
Consumer loans	—	856	856	0.1%	—	1,366	1,366	0.2%	—	1,564	1,564	0.2%
Gross loans	28,180	904,124	932,304	100.0%	34,373	797,171	831,544	100.0%	38,495	666,758	705,253	100.0%
Less deferred fees	—	(1,889)	(1,889)			(2,119)	(2,119)		1	(1,782)	(1,781)
Loans, net of deferred fees	$28,180	$902,235	$930,415		$34,373	$795,052	$829,425		$38,496	$664,976	$703,472

	2013		Total 2013		2012		Total 2012
	Covered	Non-covered	Amount	Percent	Covered	Non-covered	Amount	Percent
Mortgage loans on real estate:
Commercial real estate – owner-occupied	$1,603	$106,225	$107,828	19.7%	$4,143	$93,288	$97,431	18.3%
Commercial real estate – non-owner-occupied	5,829	150,008	155,837	28.5%	10,246	130,152	140,398	26.4%
Secured by farmland	100	508	608	0.1%	—	1,479	1,479	0.3%
Construction and land development	1	39,068	39,069	7.1%	1,261	44,946	46,207	8.7%
Residential 1 – 4 family	16,631	66,482	83,113	15.2%	21,005	61,319	82,324	15.5%
Multi-family residential	585	21,496	22,081	4.0%	614	18,774	19,388	3.7%
Home equity lines of credit	25,769	6,431	32,200	5.9%	31,292	9,178	40,470	7.6%
Total real estate loans	50,518	390,218	440,736	80.5%	68,561	359,136	427,697	80.5%
Commercial loans	1,097	104,284	105,381	19.2%	2,672	99,081	101,753	19.2%
Consumer loans	81	1,308	1,389	0.3%	88	1,623	1,711	0.3%
Gross loans	51,696	495,810	547,506	100.0%	71,321	459,840	531,161	100.0%
Less deferred fees	5	(1,453)	(1,448)		7.00	(1,017)	(1,010)
Loans, net of deferred fees	$51,701	$494,357	$546,058		$71,328	$458,823	$530,151

Covered loan losses are reimbursed in accordance with the FDIC loss sharing agreements. There are two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5 year agreement that expired in December 2014. Our FDIC indemnification asset, the estimate of the expected loss amounts to be reimbursed by the FDIC has a current carrying value of  $2.1 million and an estimated fair value of
$528 thousand reflecting an overstated FDIC indemnification asset. This current overstatement, which is due to improvements in the loss estimates in the single family covered loans, is being amortized down in accordance with accounting rules over the life of the contract (10 years for single family covered assets) or the life of the loans, whichever is shorter.

As of December 31, 2016, substantially all non-covered and covered loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.
At December 31, 2016 we had $154.8 million in non-covered owner-occupied commercial real estate loans, and we had $310.2 million in non-covered non-owner occupied commercial real estate loans including multi-family residential loans and loans secured by farmland.
The following table sets forth the contractual maturity ranges of the non-covered commercial and construction and land development loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2016 (in thousands):
		After 1 Year Through 5 Years		After 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Construction and land development	$46,002	$29,948	$7,351	$2,303	$5,463	$91,067
Commercial	63,933	16,448	8,154	3,026	23,804	115,365
Total	$109,935	$46,396	$15,505	$5,329	$29,267	$206,432

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
We maintain updated appraisals, or internal evaluations, on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where appraisals reflect reduced collateral values, we make an evaluation of the borrower’s overall financial condition to determine the need, if any, for possible specific impairment or write-down to their net realizable values. If foreclosure occurs, we record other real estate owned at the lower of our recorded investment in the loan or fair value less our estimated costs to sell.
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
The following table presents a comparison of non-covered nonperforming assets as of December 31, (in thousands):
	2016	2015	2014	2013	2012
Nonaccrual loans	$3,795	$4,173	$5,652	$7,814	$7,628
Loans past due 90 days and accruing interest	—	—	—	—	—
Total nonperforming loans	3,795	4,173	5,652	7,814	7,628
Other real estate owned	8,617	10,096	13,051	9,579	13,200
Total nonperforming assets	$12,412	$14,269	$18,703	$17,393	$20,828
Troubled debt restructurings	$688	$699	$—	$5,933	$4,327
SBA guaranteed amounts included in nonaccrual loans	$2,173	$3,541	$4,664	$1,852	$2,607
Allowance for non-covered loan losses to nonperforming loans	226.88%	201.80%	130.80%	90.08%	91.33%
Allowance for non-covered loan losses to total non-covered loans	0.95%	1.06%	1.11%	1.42%	1.52%
Nonperforming assets to total non-covered assets	1.11%	1.42%	2.13%	2.63%	3.20%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	0.92%	1.07%	1.60%	2.35%	2.80%
Nonperforming assets to total non-covered loans and OREO	1.36%	1.77%	2.76%	3.45%	4.41%
Nonperforming assets excluding SBA guaranteed loans to total non-covered loans and OREO	1.12%	1.33%	2.07%	3.08%	3.86%

Covered nonperforming assets are not included in the table above because the carrying value includes a component for credit losses (the nonaccretable yield).
We identify potential problems loans based on loan portfolio credit quality. We define our potential problem loans as our non-covered classified/criticized loans less total non-covered nonperforming loans noted above. At December 31, 2016 our potential problem loans totaled $8.9 million.
During the years ending December 31, 2016 and 2015, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of  $688 thousand, was 30 – 59 days delinquent as of June 30, 2015, but is current as of December 31, 2016.
It is Sonabank’s practice to concurrently charge off collateral dependent loans at the time loan impairment is recognized. Charge offs on loans individually evaluated for impairment as of December 31, 2016 totaled approximately $3.0 million.
The following table presents covered nonperforming assets as of December 31, (in thousands):
	2016	2015	2014	2013	2012
Nonaccrual loans	$850	$698	$859	$1,622	$3,569
Loans past due 90 days and accruing interest	—	—	—	—	—
Total nonperforming loans	850	698	859	1,622	3,569
Other real estate owned	—	343	—	2,213	636
Total nonperforming assets	$850	$1,041	$859	$3,835	$4,205

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
Our loan review program is conducted by the Chief Risk Officer and a third party consultant who report directly to the Audit Committee of the Board of Directors. In accordance with the Bank’s Credit Policy, in 2016, loans and commitments totaling more than 50% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2015 were reviewed by the third party consultant, and another 30% was done by internal loan review. In 2017 we plan to have the third party consultant review loans and commitments totaling at least 50% of the non-consumer and non-residential loan portfolio outstanding as of December 31, 2016, and another 30% will be done by internal loan review. The purpose of loan review is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the bank’s credit policy and regulatory guidance. Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.
The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated (in thousands):
	As of December 31,
	2016		2015		2014		2013		2012
	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans
Commercial real estate	$2,389	50.0%	$2,407	51.0%	$1,978	51.0%	$1,844	52.3%	$2,451	48.7%
Construction and land development	752	9.7%	865	8.2%	1,644	8.2%	1,068	7.1%	970	8.7%
Residential 1 – 4 family	1,279	27.9%	1,408	25.5%	1,339	24.3%	1,302	21.1%	1,163	23.1%
Commercial loans	3,366	12.3%	3,041	15.1%	2,063	16.3%	2,797	19.2%	2,153	19.2%
Consumer loans	78	0.1%	48	0.2%	53	0.2%	60	0.3%	44	0.3%
Total allocated allowance	7,864	100.0%	7,769	100.0%	7,077	100.0%	7,071	100.0%	6,781	100.0%
Unallocated allowance	746		652		337		19		285
Total	$8,610		$8,421		$7,414		$7,090		$7,066

The following table presents an analysis of the allowance for covered and non-covered loan losses for the periods indicated (in thousands):
	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Balance, beginning of period	$8,421	$7,414	$7,090	$7,066	$6,295
Provision charged to operations	4,912	3,171	3,444	3,615	6,195
Recoveries credited to allowance:
Real estate – commercial	8	36	33	159	297
Real estate – construction, land and other	121	139	4	7	13
Real estate – residential 1 – 4 family	10	242	21	129	85
Commercial	96	91	89	169	369
Consumer	4	1	3	—	18
Total recoveries	239	509	150	464	782
Total	13,572	11,094	10,684	11,145	13,272
Loans charged off:
Real estate – commercial	799	1,067	573	199	1,331
Real estate – construction, land and other	449	—	250	650	2,119
Real estate – residential 1 – 4 family	22	413	449	776	1,071
Commercial	3,370	1,174	1,998	2,286	1,676
Consumer	322	19	—	144	9
Total loans charged off	4,962	2,673	3,270	4,055	6,206
Net charge offs	4,723	2,164	3,120	3,591	5,424
Balance, end of period	$8,610	$8,421	$7,414	$7,090	$7,066
Net charge-offs to average loans, net of unearned income	0.53%	0.28%	0.51%	0.69%	1.03%

We believe that the allowance for loan losses at December 31, 2016 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses.
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
We classify our securities as either: “held-to-maturity” or “available-for-sale.” Debt securities that Southern National has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Securities classified as available for sale are those debt and equity securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Securities totaling $85.3 million were in the held to maturity portfolio at December 31, 2016, compared to $96.8 million at December 31, 2015. Securities totaling $3.9 million were in the available for sale portfolio at December 31, 2016, compared to $4.2 million at December 31, 2015.
As of December 31, 2016, we owned pooled trust preferred securities as follows (in thousands):
	Tranche Level	Ratings When Purchased		Current Ratings				Estimated Fair Value	% of Current Defaults and Deferrals to Total Collateral	Previously Recognized Cumulative Other Comprehensive Loss(1)
Security		Moody’s	Fitch	Moody’s	Fitch	Par Value	Book Value
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A1	A	$3,688	$3,389	$3,275	11%	$239
MMCF III B	Senior Sub	A3	A-	Ba1	BB	269	265	233	32%	4
						3,957	3,654	3,508		$243
Available for Sale Other Than Temporarily Impaired:										Cumulative OTTI Related to Credit Loss(2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	623	37%	$400
ALESCO V C1	Mezzanine	A2	A	Caa3	C	2,150	1,491	1,036	10%	659
						3,650	2,590	1,659		$1,059
Total						$7,607	$6,244	$5,167

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

We recognized no OTTI charges during 2016 and 2015, and we recognized OTTI charges of  $41 thousand during 2014.
Other securities in our investment portfolio as of December 31, 2016 were as follows:
•
residential government-sponsored mortgage-backed securities in the amount of  $18.6 million and residential government-sponsored collateralized mortgage obligations totaling $2.4 million

•
callable agency securities in the amount of  $48.0 million

•
municipal bonds in the amount of  $15.0 million with a taxable equivalent yield of 3.33% and ratings as follows:

Rating Service	Rating	Amount (in thousands)
Moody’s	Aaa	$505
Moody’s	Aa2	3,616
Moody’s	Aa3	706
Standard & Poor’s	AAA	3,063
Standard & Poor’s	AA+	580
Standard & Poor’s	AA	5,900
Standard & Poor’s	AA-	595
		$14,965

For additional information regarding investment securities refer to “Item 8. Financial Statements and Supplementary Data”, Footnote 2.
The following table sets forth the amortized cost and estimated fair value of our investment securities by contractual maturity at December 31, 2016. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).
	Securities Available for Sale
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Obligations of states and political subdivisions
Due after ten years	$2,280	$2,259	2.63%
Trust preferred securities
Due after ten years	2,590	1,659	2.70%
	$4,870	$3,918	2.67%

	Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Residential government-sponsored mortgage-backed securities
Due after one year through five years	$152	$163	5.77%
Due after five years through ten years	2,518	2,555	2.92%
Due after ten years	15,924	16,066	2.57%
Total residential government-sponsored mortgage-backed securities	18,594	18,784	2.64%
Residential government-sponsored collateralized mortgage obligations
Due after ten years	2,371	2,317	1.70%
Government-sponsored agency securities
Due after ten years	47,975	46,138	2.90%
Obligations of states and political subdivisions
Due after one year through five years	1,459	1,440	1.71%
Due after five years through ten years	5,726	5,720	2.26%
Due after ten years	5,521	5,437	2.23%
	12,706	12,597	2.18%
Trust preferred securities
Due after ten years	3,654	3,508	2.70%
	$85,300	$83,344	2.70%

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale securities are reported at estimated fair value, and held-to-maturity securities are reported at amortized cost (in thousands).
	December 31,
	2016	2015	2014
Available for sale securities:
Obligations of states and political subdivisions	$2,259	$2,312	$2,285
Trust preferred securities	1,659	1,897	—
	$3,918	$4,209	$2,285
Held to maturity securities:
Residential government-sponsored mortgage-backed securities	$18,594	$20,751	$22,897
Residential government-sponsored collateralized mortgage obligations	2,371	2,946	3,564
Government-sponsored agency securities	47,975	55,937	44,949
Obligations of states and political subdivisions	12,706	12,794	15,531
Other residential collateralized mortgage obligations	—	—	599
Trust preferred securities	3,654	4,352	6,518
	$85,300	$96,780	$94,058

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
Total deposits increased to $913.0 million at December 31, 2016 from $825.3 million as of December 31, 2015. Non-interest bearing demand deposits increased from a year-end 2015 level of  $83.8 million to $88.8 million as of December 31, 2016. Savings account balances increased from $50.0 million to $52.8 million, and time deposits increased from $531.8 million to $605.6 million over the same period. As of December 31, 2016, we had brokered certificates of deposit in the amount of  $66.5 million and brokered money market deposits of  $14.2 million. At December 31, 2015, we had brokered certificates of deposit in the amount of  $62.0 million, and we had brokered money market deposits of  $15.4 million.
The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2016, 2015 and 2014:
	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(in thousands)
Noninterest-bearing deposits	$88,413		$75,129		$59,205
Interest-bearing deposits:
Savings accounts	51,670	0.64%	44,661	0.63%	29,034	0.62%
Money market accounts	127,121	0.36%	138,559	0.35%	130,473	0.28%
NOW and other demand accounts	36,470	0.16%	24,306	0.10%	23,574	0.11%
Time deposits	579,157	1.25%	509,900	1.11%	376,395	0.90%
Total interest-bearing deposits	794,418	1.02%	717,426	0.90%	559,476	0.71%
Total deposits	$882,831		$792,555		$618,681

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
The following table sets forth the maturities of certificates of deposit of  $250 thousand and over as of December 31, 2016 (in thousands):
Within 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
$ 3,778	$ 19,926	$ 44,179	$ 79,686	$ 147,569
We use borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time to as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2016 and 2015, total FHLB borrowings were $95.0 million and $74.0 million, respectively. At December 31, 2016, we had $178.7 million of unused and available FHLB lines of credit.

Other short-term borrowings can consist of Federal Home Loan Bank (FHLB) overnight advances, other FHLB advances maturing within one year, federal funds purchased and, until the second quarter of 2016, securities sold under agreements to repurchase that mature within one year, which are secured transactions with customers. During the second quarter of 2016, we discontinued offering securities sold under agreements to repurchase and transferred those accounts into interest-bearing cash management accounts. Other short-term borrowings consist of the following (in thousands):
	December 31,
	2016	2015	2014
FHLB overnight advances	$50,000	$49,000	$15,250
Other short-term FHLB advances maturing 3/27/17	10,000	—	—
Other short-term FHLB advances maturing 5/4/2017	10,000	—	—
Other short-term FHLB advances maturing 6/5/2017	10,000	—	—
Other short-term FHLB advances maturing 6/19/2017	5,000	—	—
Other short-term FHLB advances maturing 12/15/2017	10,000	—	—
Other short-term FHLB advances maturing 11/4/2016	—	10,000	—
Securities sold under agreements to repurchase	—	10,381	13,794
Total	$95,000	$69,381	$29,044
Weighted average interest rate at year end	0.86%	0.51%	0.65%
For the periods ended December 31, 2016, 2015 and 2014:
Average outstanding balance	$66,864	$34,673	$37,810
Average interest rate during the year	0.74%	0.76%	0.51%
Maximum month-end outstanding balance	$95,000	$69,381	$66,852
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
The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of December 31, 2016 and as of December 31, 2015, and all changes are within our ALM Policy guidelines.

	Sensitivity of Economic Value of Equity As of December 31, 2016
	Economic Value of Equity			Economic Value of Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Equity Book Value
	(Dollar amounts in thousands)
Up 400	$116,120	$(37,494)	-24.41%	10.16%	91.91%
Up 300	123,778	(29,836)	-19.42%	10.83%	97.97%
Up 200	132,243	(21,371)	-13.91%	11.58%	104.67%
Up 100	141,858	(11,756)	-7.65%	12.42%	112.28%
Base	153,614	—	0.00%	13.45%	121.58%
Down 100	136,456	(17,158)	-11.17%	11.94%	108.00%
Down 200	129,485	(24,129)	-15.71%	11.33%	102.49%
	Sensitivity of Economic Value of Equity As of December 31, 2015
	Economic Value of Equity			Economic Value of Equity as a % of
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	% Change From Base	Total Assets	Equity Book Value
	(Dollar amounts in thousands)
Up 400	$108,441	$(34,579)	-24.18%	10.47%	90.64%
Up 300	115,906	(27,114)	-18.96%	11.19%	96.88%
Up 200	124,098	(18,922)	-13.23%	11.98%	103.73%
Up 100	133,386	(9,634)	-6.74%	12.87%	111.49%
Base	143,020	—	0.00%	13.80%	119.55%
Down 100	130,510	(12,510)	-8.75%	12.60%	109.09%
Down 200	122,637	(20,383)	-14.25%	11.84%	102.51%
Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2016 and December 31, 2015 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.
	Sensitivity of Net Interest Income As of December 31, 2016
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 400	$41,484	$3,759	3.87%	0.43%
Up 300	41,172	3,447	3.75%	0.31%
Up 200	39,898	2,173	3.64%	0.20%
Up 100	38,688	963	3.53%	0.09%
Base	37,725	—	3.44%	0.00%
Down 100	37,961	236	3.46%	0.02%
Down 200	37,473	(252)	3.42%	-0.02%

	Sensitivity of Net Interest Income As of December 31, 2015
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change From Base	Percent	% Change From Base
	(Dollar amounts in thousands)
Up 400	$39,018	$3,252	3.94%	0.32%
Up 300	38,030	2,264	3.84%	0.22%
Up 200	37,064	1,298	3.75%	0.13%
Up 100	36,220	454	3.66%	0.04%
Base	35,766	—	3.62%	0.00%
Down 100	35,646	(120)	3.60%	-0.02%
Down 200	35,504	(262)	3.59%	-0.03%
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
Liquidity and Funds Management
The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and the sale of available for sale investment securities. In addition, we maintain lines of credit from the Federal Home Loan Bank of Atlanta and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers. For additional information about borrowings and anticipated principal repayments refer to the discussion about Contractual Obligations below and “Item 8. Financial Statements” and Supplementary Data, Footnotes 9 and 10.
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
During the year ended December 31, 2016, we funded our financial obligations with deposits and borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 2016, we had $135.8 million of unfunded lines of credit and undisbursed construction loan funds. We had approved loan commitments in the amount of  $6.5 million as of December 31, 2016. The amount of certificate of deposit accounts maturing in 2017 is $335.3 million as of December 31, 2016. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

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
The Revised Capital Rules, among other things, (i) introduce as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. Further, the Revised Capital Rules set forth the following minimum capital ratios, which began to phase in for certain banking organizations, including Southern National, on January 1, 2015:
•
4.5 percent CET1 to risk-weighted assets.

•
6.0 percent Tier 1 Capital to risk-weighted assets.

•
8.0 percent Total Capital to risk-weighted assets.

•
4.0 percent Tier 1 leverage ratio to average consolidated assets.

Under the FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Under that statute, the FDIC has promulgated regulations setting the levels at which an insured institution such as the bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The bank is classified “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. See “Supervision and Regulation — Capital Requirements.”

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of Southern National and the Bank at the periods indicated to the minimum and well-capitalized regulatory standards:
	Minimum Required for Capital Adequacy Purposes(1)	To Be Categorized as Well Capitalized(2)	Actual Ratio at December 31,
			2016	2015
Southern National
Common equity tier 1 capital ratio	4.50%	n/a	12.69%	13.13%
Tier 1 risk-based capital ratio	6.00%	n/a	12.69%	13.13%
Total risk-based capital ratio	8.00%	n/a	13.63%	14.14%
Leverage ratio	4.00%	n/a	10.56%	11.06%
Sonabank
Common equity tier 1 capital ratio	4.50%	6.50%	12.55%	12.99%
Tier 1 risk-based capital ratio	6.00%	8.00%	12.55%	12.99%
Total risk-based capital ratio	8.00%	10.00%	13.49%	14.00%
Leverage ratio	4.00%	5.00%	10.45%	10.94%

(1)
When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and will increase each subsequent January 1, until it reaches 2.5% on January 1, 2019.

(2)
Prompt corrective action provisions are not applicable at the bank holding company level.

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

Contractual Obligations
The following table reflects the contractual maturities of our term liabilities as of December 31, 2016. The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.
	Contractual Obligations
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	( in thousands)
Certificates of deposit(1)	$335,344	$231,327	$38,942	$—	$605,613
FHLB short-term advances	95,000	—	—	—	95,000
Operating leases	1,907	2,971	974	425	6,277
Total	$432,251	$234,298	$39,916	$425	$706,890

(1)
Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements
Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $6.4 million and $6.7 million as of December 31, 2016 and 2015, respectively.
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
At December 31, 2016 and 2015, we had unfunded lines of credit and undisbursed construction loan funds totaling $135.8 million and $132.3 million, respectively. We had approved loan commitments in the amount of  $6.5 million and $2.7 million as of December 31, 2016 and 2015, respectively. Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.
Merger
On December 13, 2016, Southern National and Eastern Virginia Bankshares, Inc. (“Eastern Virginia”), the holding company of EVB, jointly announced today the signing of a definitive agreement to merge. The combination brings together two banking companies with complementary business lines creating one of the premier banking institutions headquartered in the Commonwealth of Virginia.

Upon completion of the transaction, the combined company will have approximately $2.4 billion in total assets, $2.0 billion in total deposits, and $1.8 billion in total loans. The company, which will assume the Southern National Bancorp of Virginia, Inc. name for the holding company and the Sonabank name for all banking operations, will maintain its corporate headquarters in McLean, Virginia and the headquarters of the bank in Richmond, Virginia. The company will have 47 branch locations covering markets in both Maryland and Virginia, including the Washington, D.C. and Richmond, Virginia MSAs. These attractive markets are often cited as having some of the best demographic and income profiles in the country characterized by low unemployment, strong population growth, new business starts and consistent capital expenditure.
The transaction is expected to close during the second quarter of 2017 and is subject to the approval of both companies’ shareholders along with regulatory approvals and other customary closing conditions. Pursuant to the terms of the merger agreement, EVB will merge with and into Sonabank immediately after the merger of Eastern Virginia with and into Southern National.
Subsequent Event
On January 20, 2017, Southern National announced that it had completed the sale of  $27 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “Notes”). The Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. Southern National plans to use the net proceeds of the offering for general corporate purposes, including, but not limited to, contributing capital to its bank subsidiary to support continued growth.
Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

This information is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Item 8.   Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Southern National Bancorp of Virginia, Inc.
We have audited the accompanying consolidated balance sheets of Southern National Bancorp of Virginia, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern National Bancorp of Virginia, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southern National Bancorp of Virginia, Inc.’s internal controls over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2017, expressed an unqualified opinion thereon.
/s/ Dixon Hughes Goodman LLP
Atlanta, Georgia
March 16, 2017

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Southern National Bancorp of Virginia, Inc.
We have audited Southern National Bancorp of Virginia, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Southern National Bancorp of Virginia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Southern National Bancorp of Virginia, Inc. as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, and our report dated March 16, 2017, expressed an unqualified opinion thereon.
/s/ Dixon Hughes Goodman LLP
Atlanta, Georgia
March 16, 2017

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$4,656	$3,972
Interest-bearing deposits in other financial institutions	42,736	26,364
Total cash and cash equivalents	47,392	30,336
Securities available for sale, at fair value	3,918	4,209
Securities held to maturity, at amortized cost (fair value of $83,344 and $96,464, respectively)	85,300	96,780
Covered loans	28,180	34,373
Non-covered loans	902,235	795,052
Total loans	930,415	829,425
Less allowance for loan losses	(8,610)	(8,421)
Net loans	921,805	821,004
Stock in Federal Reserve Bank and Federal Home Loan Bank	7,929	6,929
Equity investment in mortgage affiliate	4,629	4,459
Preferred investment in mortgage affiliate	2,555	2,555
Bank premises and equipment, net	8,227	8,882
Goodwill	10,514	10,514
Core deposit intangibles, net	874	1,093
FDIC indemnification asset	2,111	2,922
Bank-owned life insurance	23,826	23,126
Other real estate owned	8,617	10,439
Deferred tax assets, net	6,780	6,716
Other assets	7,966	6,143
Total assets	$1,142,443	$1,036,107
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$88,783	$83,769
Interest-bearing deposits:
NOW accounts	26,338	28,080
Cash management accounts	9,658	—
Money market accounts	129,835	131,731
Savings accounts	52,755	49,939
Time deposits	605,613	531,775
Total interest-bearing deposits	824,199	741,525
Total deposits	912,982	825,294
Securities sold under agreements to repurchase	—	10,381
Federal Home Loan Bank (FHLB) advances-short term	95,000	59,000
Federal Home Loan Bank (FHLB) advances-long term	—	15,000
Other liabilities	8,117	6,796
Total liabilities	1,016,099	916,471
Commitments and contingencies (See Note 14)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 12,263,643 shares at December 31, 2016 and 12,234,443 at December 31, 2015	123	122
Additional paid in capital	104,884	104,389
Retained earnings	22,126	15,735
Accumulated other comprehensive loss	(789)	(610)
Total stockholders’ equity	126,344	119,636
Total liabilities and stockholders’ equity	$1,142,443	$1,036,107

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)
	For the Years Ended December 31,
	2016	2015	2014
Interest and dividend income:
Interest and fees on loans	$45,348	$40,104	$34,611
Interest and dividends on taxable securities	2,619	2,395	2,239
Interest and dividends on tax exempt securities	336	411	389
Interest and dividends on other earning assets	644	791	852
Total interest and dividend income	48,947	43,701	38,091
Interest expense:
Interest on deposits	8,101	6,433	3,976
Interest on borrowings	532	644	697
Total interest expense	8,633	7,077	4,673
Net interest income	40,314	36,624	33,418
Provision for loan losses	4,912	3,171	3,444
Net interest income after provision for loan losses	35,402	33,453	29,974
Noninterest income:
Account maintenance and deposit service fees	896	953	826
Income from bank-owned life insurance	700	636	617
Equity income from mortgage affiliate	1,109	1,459	558
Net gain on other assets	—	7	202
Gain on sales of available for sale securities	—	520	—
Total other-than-temporary impairment losses (OTTI)	—	—	(41)
Portion of OTTI recognized in other comprehensive income (before taxes)	—	—	—
Net credit related OTTI recognized in earnings	—	—	(41)
Other	115	206	202
Total noninterest income	2,820	3,781	2,364
Noninterest expenses:
Salaries and benefits	11,675	11,860	10,225
Occupancy expenses	3,155	3,269	3,165
Furniture and equipment expenses	975	815	787
Amortization of core deposit intangible	219	261	220
Virginia franchise tax expense	387	352	455
FDIC assessment	543	664	569
Data processing expense	744	668	569
Telephone and communication expense	745	786	751
Amortization of FDIC indemnification asset	793	630	1,230
Net (gain) loss on other real estate owned	174	291	(433)
Merger expenses	429	—	487
Other operating expenses	2,976	3,682	3,076
Total noninterest expenses	22,815	23,278	21,101
Income before income taxes	15,407	13,956	11,237
Income tax expense	5,095	4,667	3,754
Net income	$10,312	$9,289	$7,483
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$(284)	$(138)	$299
Realized amount on available for sale securities sold, net	—	(520)	—
Non-credit component of other-than-temporary impairment on held-to-maturity securities	—	4,278	35
Amortization and accretion of amounts previously recorded upon transfer to held-to-maturity from available-for sale	12	32	(77)
Net unrealized gain (loss)	(272)	3,652	257
Tax effect	(93)	1,242	87
Other comprehensive income (loss)	(179)	2,410	170
Comprehensive income	$10,133	$11,699	$7,653
Earnings per share, basic	$0.84	$0.76	$0.63
Earnings per share, diluted	$0.83	$0.75	$0.63

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(dollars in thousands, except per share amounts)
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance – January 1, 2014	$116	$97,127	$12,561	$(3,190)	$106,614
Comprehensive income:
Net income			7,483		7,483
Change in unrealized loss on securities available for sale (net of tax, $102)				197	197
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax benefit, $15 and accretion, $77 and amounts recorded into other comprehensive income at transfer)				(27)	(27)
Dividends on common stock ($.60 per share)			(7,239)		(7,239)
Issuance of common stock under Stock Incentive Plan (100,200 shares)	1	885			886
Issuance of common stock in exchange for net assets in acquisition (525,858 shares)	5	5,743			5,748
Stock-based compensation expense		317			317
Balance – December 31, 2014	122	104,072	12,805	(3,020)	113,979
Comprehensive income:
Net income			9,289		9,289
Change in unrealized loss on securities available for sale (net of tax benefit, $224)				(434)	(434)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $1,466 and accretion, $32 and amounts recorded into other comprehensive income at transfer)				2,844	2,844
Dividends on common stock ($.52 per share)			(6,359)		(6,359)
Repurchase of common stock (62,177 shares)	(1)	(720)			(721)
Issuance of common stock under Stock Incentive Plan (79,950 shares)	1	706			707
Stock-based compensation expense		331			331
Balance – December 31, 2015	122	104,389	15,735	(610)	119,636
Comprehensive income:
Net income			10,312		10,312
Change in unrealized loss on securities available for sale (net of tax benefit, $97)				(187)	(187)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $4 and accretion, $8 and amounts recorded into other comprehensive income at transfer)				8	8
Dividends on common stock ($.32 per share)			(3,921)		(3,921)
Issuance of common stock for warrants exercised (11,000 shares)	1	100			101
Issuance of common stock under Stock Incentive Plan (18,200 shares)		135			135
Stock-based compensation expense		260			260
Balance – December 31, 2016	$123	$104,884	$22,126	$(789)	$126,344

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Years Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$10,312	$9,289	$7,483
Adjustments to reconcile net income to net cash andcash equivalents provided by operating activities:
Depreciation	798	876	764
Amortization of core deposit intangible	219	261	220
Other amortization, net	(36)	149	186
Accretion of loan discount	(1,874)	(2,510)	(2,616)
Amortization of FDIC indemnification asset	793	630	1,230
Provision for loan losses	4,912	3,171	3,444
Earnings on bank-owned life insurance	(700)	(636)	(617)
Equity income on mortgage affiliate	(1,109)	(1,459)	(558)
Stock based compensation expense	260	331	317
Net gain on sale of available for sale securities	—	(520)	—
Impairment on securities	—	—	41
Net (gain) loss on other real estate owned	174	291	(433)
Provision for (benefit from) deferred income taxes	29	2,132	(418)
Net (increase) decrease in other assets	2,924	(385)	1,161
Net increase in other liabilities	1,321	599	1,281
Net cash and cash equivalents provided by operating activities	18,023	12,219	11,485
Investing activities:
Proceeds from sales of available for sale securities	—	3,966	—
Proceeds from paydowns, maturities and calls of available for sale securities	—	1	—
Purchases of held to maturity securities	(46,055)	(18,153)	(18,284)
Proceeds from paydowns, maturities and calls of held to maturity securities	57,622	13,607	6,571
Loan originations and payments, net	(108,760)	(127,334)	(100,837)
Purchase of bank-owned life insurance	—	(1,500)	(2,000)
Net cash received in PGFSB acquisition	—	—	22,430
Proceeds from sale of PGFSB loans	—	—	3,499
Investment in mortgage affiliate, net	939	(119)	(4,877)
Net (increase) decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	(1,000)	(1,248)	327
Payments received on FDIC indemnification asset	18	3	1,037
Proceeds from sale of other real estate owned	1,790	4,048	3,276
Purchases of bank premises and equipment	(143)	(307)	(897)
Net cash and cash equivalents used in investing activities	(95,589)	(127,036)	(89,755)
Financing activities:
Net increase in deposits	77,307	82,869	112,838
Cash dividends paid – common stock	(3,921)	(6,359)	(7,239)
Issuance of common stock under Stock Incentive Plan	135	707	886
Issuance of common stock for warrants exercised	101	—	—
Repurchase of common stock	—	(721)	—
Proceeds from Federal Home Loan Bank advances-long term	—	10,000	—
Repayment of Federal Home Loan Bank advances-long term	—	(20,000)	—
Net increase (decrease) in securities sold under agreement to repurchase and other short-term borrowings	21,000	40,337	(10,751)
Net cash and cash equivalents provided by financing activities	94,622	106,833	95,734
Increase (decrease) in cash and cash equivalents	17,056	(7,984)	17,464
Cash and cash equivalents at beginning of period	30,336	38,320	20,856
Cash and cash equivalents at end of period	$47,392	$30,336	$38,320
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$8,289	$6,791	$4,454
Income taxes	4,604	2,993	3,283
Supplemental schedule of noncash investing and financing activities
Transfer from non-covered loans to other real estate owned	—	1,384	4,409
Transfer from covered loans to other real estate owned	144	343	342
Transfer from covered loans to non-covered loans	—	—	7,344
Issuance of common stock in exchange for net assets in acquisition	—	—	5,748
Transfer from long-term FHLB advances to short-term FHLB advances	15,000	—	—
Transfer from securities sold under agreement to repurchase to deposits	10,381	—	—
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term include: the determination of the allowance for loan losses, the fair value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, fair value measurements related to assets acquired and liabilities assumed from business combinations, the FDIC indemnification asset, other real estate owned and deferred tax assets.
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
As part of the Greater Atlantic Bank (GAB) acquisition, the Bank and the FDIC entered into a loss sharing agreement on approximately $143.4 million (cost basis) of Greater Atlantic Bank’s assets. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.” The indemnification against losses in the commercial portfolio on the GAB portfolio ended in December 2014. The FDIC indemnification on the GAB residential mortgages and the GAB HELOCS continues until December 2019. Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.”
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
The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual net loss history experienced by Southern National over the most recent three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: owner occupied commercial real estate, non-owner occupied commercial real estate, construction and land development, commercial loans, 1 – 4 family residential, and other consumer. While underwriting practices in this environment are more stringent, the bank estimates the effect of internal factors on future net loss experience to be negligible. Management’s estimate of the effect of current external economic environmental conditions on future net loss experience is significant in all loan segments and particularly on loans secured by real estate including single family 1 – 4, non-owner occupied commercial real estate and construction and land development loans. These factors include excess inventory, generally less demand driven in part by fewer qualified borrowers and buyers. These considerations have played a significant role in management’s estimate of the adequacy of the allowance for loan and lease losses.
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
On May 15, 2014, we purchased a 44% equity investment and preferred stock of Southern Trust Mortgage (“STM”), a regional mortgage banking company headquartered in Virginia Beach. STM has mortgage banking originators in Virginia, Maryland, North Carolina and South Carolina. Southern Trust Mortgage only originates retail mortgage production.
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
Equity Method Investments
Southern National’s investment in STM, our mortgage affiliate, is being accounted for under the equity method. Under the equity method, the carrying value of Southern National’s investment in STM was originally recorded at cost but is adjusted periodically to record Southern National’s proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM.
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
FDIC Indemnification Asset
The acquisition of Greater Atlantic Bank (GAB) on December 4, 2009 was accounted for under the acquisition method of accounting, and the assets and liabilities were recorded at their estimated fair values. The FDIC indemnification asset was measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The indemnification asset represents the present value of cash flows expected to be received from the FDIC for future losses on covered assets based on the expected credit losses estimated for each covered loan or loan pool and the loss sharing percentages at the acquisition date. Cash flows are discounted at a market-based rate to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. We acquired the Greater Atlantic loans in December 2009 and continuously evaluate our estimates of expected losses on these loans. During 2016, and based on the actual historical losses on the loan pools over the previous 24 month period, expected losses on the acquired Greater Atlantic loans (the covered loans) were lower than previously forecasted which results in a lower expected recovery from the FDIC. As of December 31, 2016, we expect to recover $528 thousand from the FDIC under the indemnification agreement. The difference between the carrying amount of  $2.1 million and the estimated recovery is being amortized over the remaining life of the indemnification agreement or the expected life of the loans, whichever is shorter. There were two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5 year agreement which expired in December 2014. The current overstatement is due to improvements in the loss estimates in the single family covered loans.
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
Reclassifications
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported cash flows, shareholders’ equity or net income.
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
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2016. Southern National and its subsidiary file a consolidated U. S. federal tax return; Sonabank files a Maryland state income tax return and Southern National files a Virginia state income tax return. These returns are subject to examination by taxing authorities for all years after 2012.
Restrictions on Cash
Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements in the amount of  $2.9 million and $872 thousand at December 31, 2016 and 2015, respectively.
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
Recent Accounting Pronouncements
In September 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. This ASU did not significantly impact SNBV.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. We lease many of our banking offices under lease agreements we classify as operating leases. Management is evaluating the impact of recognizing our leases as liabilities.
In March 2016, the FASB issued ASU 2016-07, Investments — Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increase the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. SNBV is currently evaluating the impact of adopting the amendments on its consolidated financial statements, but does not expect the adoption to have a significant impact.
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue From Contracts With Customers (Topic 606) by one year. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. Our revenue is balanced between net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income. The Company has begun to scope its general ledger revenue items and assess its contracts with customers to identify its performance obligations and will continue to evaluate the impact of adoption on our noninterest income and disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. SNBV is currently evaluating the impact of adopting the new guidance on its consolidated financial statements, but does not expect the adoption to have a significant impact.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which sets forth a “current expected credit loss” (“CECL”) model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. SNBV is currently assessing the impact of the adoption of this ASU on its consolidated financial statements and is collecting data that will be needed to produce historical inputs into any models created as a result of adopting this ASU.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. After determining if the carrying amount of a reporting unit exceeds its fair value, the entity should take an impairment charge of the same amount to the goodwill for that reporting unit, not to exceed the total goodwill amount for that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which is intended to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses in order to provide stakeholders with more detailed reporting and less cost to analyze transactions. This ASU provides a screen to determine when a set of assets is not a business. It requires that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. If the screen is not met, the amendments in this update provide a framework to assist entities in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
2.
SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):
December 31, 2016	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of states and political subdivisions	$2,280	$9	$(30)	$2,259
Trust preferred securities	2,590	—	(931)	1,659
	$4,870	$9	$(961)	$3,918

December 31, 2015	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of states and political subdivisions	$2,287	$25	$—	$2,312
Trust preferred securities	2,590	—	(693)	1,897
	$4,877	$25	$(693)	$4,209

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):
December 31, 2016	Amortized Cost	Gross Unrecognized		Fair Value
		Gains	Losses
Residential government-sponsored mortgage-backed securities	$18,594	$308	$(118)	18,784
Residential government-sponsored collateralized mortgage obligations	2,371	—	(54)	2,317
Government-sponsored agency securities	47,975	28	(1,865)	46,138
Obligations of states and political subdivisions	12,706	53	(162)	12,597
Trust preferred securities	3,654	—	(146)	3,508
	$85,300	$389	$(2,345)	$83,344

December 31, 2015	Amortized Cost	Gross Unrecognized		Fair Value
		Gains	Losses
Residential government-sponsored mortgage-backed securities	$20,751	$459	$(22)	$21,188
Residential government-sponsored collateralized mortgage obligations	2,946	—	(66)	2,880
Government-sponsored agency securities	55,937	222	(618)	55,541
Obligations of states and political subdivisions	12,794	157	(67)	12,884
Trust preferred securities	4,352	—	(381)	3,971
	$96,780	$838	$(1,154)	$96,464

The amortized cost amounts are net of recognized other than temporary impairment.
During 2016 we sold no securities.
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
During 2014 we sold no securities.
The fair value and amortized cost, if different, of debt securities as of December 31, 2016 by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one to five years	$1,459	$1,440	$—	$—
Due in five to ten years	5,727	5,720	—	—
Due after ten years	57,149	55,083	4,870	3,918
Residential government-sponsored mortgage-backed securities	18,594	18,784	—	—
Residential government-sponsored collateralized mortgage obligations	2,371	2,317	—	—
Total	$85,300	$83,344	$4,870	$3,918

Securities with a carrying amount of approximately $73.9 million and $89.7 million at December 31, 2016 and 2015, respectively, were pledged to secure public deposits, certain deposits and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).
Southern National monitors the portfolio for indicators of other than temporary impairment. At December 31, 2016 and 2015, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $65.6 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at December 31, 2016. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of December 31, 2016. The following tables present information regarding securities in a continuous unrealized loss position as of December 31, 2016 and 2015 (in thousands) by duration of time in a loss position:

December 31, 2016
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$1,706	$(30)	$—	$—	$1,706	$(30)
Trust preferred securities	—	—	1,658	(931)	1,658	(931)
	$1,706	$(30)	$1,658	$(931)	$3,364	$(961)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$10,238	$(110)	$457	$(8)	$10,695	$(118)
Residential government-sponsored collateralized mortgage obligations	1,346	(27)	971	(27)	2,317	(54)
Government-sponsored agency securities	41,110	(1,865)	—	—	41,110	(1,865)
Obligations of states and political subdivisions	3,578	(98)	1,065	(64)	4,643	(162)
Trust preferred securities	—	—	3,508	(146)	3,508	(146)
	$56,272	$(2,100)	$6,001	$(245)	$62,273	$(2,345)

December 31, 2015
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Trust preferred securities	$—	$—	$1,897	$(693)	$1,897	$(693)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$5,459	$(14)	$640	$(8)	$6,099	$(22)
Residential government-sponsored collateralized mortgage obligations	512	(5)	2,368	(61)	2,880	(66)
Government-sponsored agency securities	35,453	(507)	9,878	(111)	45,331	(618)
Obligations of states and political subdivisions	—	—	2,513	(67)	2,513	(67)
Trust preferred securities	—	—	3,971	(381)	3,971	(381)
	$41,424	$(526)	$19,370	$(628)	$60,794	$(1,154)

As of December 31, 2016, we owned pooled trust preferred securities as follows (in thousands):
Security	Tranche Level	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Value	% of Current Defaults and Deferrals to Total Collateral	Previously Recognized Cumulative Other Comprehensive Loss(1)
		Moody’s	Fitch	Moody’s	Fitch
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A1	A	$3,688	$3,389	$3,275	11%	$239
MMCF III B	Senior Sub	A3	A-	Ba1	BB	269	265	233	32%	4
						3,957	3,654	3,508		$243
Available for Sale Other Than Temporarily Impaired:										Cumulative OTTI Related to Credit Loss(2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	623	37%	$400
ALESCO V C1	Mezzanine	A2	A	Caa3	C	2,150	1,491	1,036	10%	659
						3,650	2,590	1,659		$1,059
Total						$7,607	$6,244	$5,167

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

We recognized no OTTI charges during 2016 and 2015, and we recognized OTTI charges of  $41 thousand during 2014.
The following table presents a roll forward of the credit losses recognized in earnings for the periods ended December 31, 2016, 2015 and 2014 (in thousands):
	2016	2015	2014

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$1,060	$8,949	$8,911
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—	—
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	—	—	41
Reductions due to sales of securities for which an other-than-temporary impairment was previously recognized	—	(7,889)	—
Reductions due to realized losses	—	—	(3)
Amount of cumulative other-than-temporary impairment related to credit loss as of December 31	$1,060	$1,060	$8,949

Changes in accumulated other comprehensive income by component for the years ended December 31, 2016, 2015 and 2014 are shown in the table below. All amounts are net of tax (in thousands).
For the year ended December 31, 2016	Unrealized Holding Gains (Losses) on Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(440)	$(170)	$(610)
Other comprehensive income/(loss) before reclassifications	(187)	8	$(179)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	—
Net current-period other comprehensive income/(loss)	(187)	8	(179)
Ending balance	$(627)	$(162)	$(789)

For the year ended December 31, 2015	Unrealized Holding Gains (Losses) on Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(6)	$(3,014)	$(3,020)
Other comprehensive income/(loss) before reclassifications	(434)	21	$(413)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	2,823	2,823
Net current-period other comprehensive income/(loss)	(434)	2,844	2,410
Ending balance	$(440)	$(170)	$(610)

For the year ended December 31, 2014	Unrealized Holding Gains (Losses) on Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(203)	$(2,987)	$(3,190)
Other comprehensive income/(loss) before reclassifications	197	(27)	170
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	—
Net current-period other comprehensive income/(loss)	197	(27)	170
Ending balance	$(6)	$(3,014)	$(3,020)

3.
LOANS

Loans, net of unearned income, consist of the following at year end (in thousands):
	Covered Loans(1)	Non-covered Loans	Total Loans	Covered Loans(1)	Non-covered Loans	Total Loans
	December 31, 2016			December 31, 2015
Loans secured by real estate:
Commercial real estate – owner-occupied	$—	$154,807	$154,807	$—	$141,521	$141,521
Commercial real estate – non-owner-occupied	—	279,634	279,634	—	256,513	256,513
Secured by farmland	—	541	541	—	578	578
Construction and land loans	—	91,067	91,067	—	67,832	67,832
Residential 1– 4 family	10,519	220,291	230,810	12,994	165,077	178,071
Multi-family residential	—	30,021	30,021	—	25,501	25,501
Home equity lines of credit	17,661	11,542	29,203	21,379	13,798	35,177
Total real estate loans	28,180	787,903	816,083	34,373	670,820	705,193
Commercial loans	—	115,365	115,365	—	124,985	124,985
Consumer loans	—	856	856	—	1,366	1,366
Gross loans	28,180	904,124	932,304	34,373	797,171	831,544
Less deferred fees on loans	—	(1,889)	(1,889)	—	(2,119)	(2,119)
Loans, net of deferred fees	$28,180	$902,235	$930,415	$34,373	$795,052	$829,425

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
As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets. There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.” Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of December 31, 2016, non-covered loans included $23.0 million of loans acquired in the HarVest acquisition and $42.2 million acquired in the PGFSB acquisition.
Accretable discount on the acquired covered loans, the PGFSB loans and the HarVest loans was $6.5 million and $7.9 million at December 31, 2016 and 2015 respectively.
Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):
	Covered Loans			Non-covered Loans			Total Loans
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate – owner occupied	$—	$—	$—	$5,583	$5,592	$—	$5,583	$5,592	$—
Commercial real estate – non-owner occupied(2)	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	3,002	3,603	—	3,002	3,603	—
Residential 1 – 4 family(4)	963	1,113	—	—	—	—	963	1,113	—
Other consumer loans	—	—	—	—	—	—	—	—	—
Total	$963	$1,113	$—	$8,585	$9,195	$—	$9,548	$10,308	$—
With an allowance recorded
Commercial real estate – owner occupied	$—	$—	$—	$688	$688	$150	$688	$688	$150
Commercial real estate – non-owner occupied(2)	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	3,378	5,798	750	3,378	5,798	750
Residential 1 – 4 family(4)	—	—	—	—	—		—	—	—
Other consumer loans	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$4,066	$6,486	$900	$4,066	$6,486	$900
Grand total	$963	$1,113	$—	$12,651	$15,681	$900	$13,614	$16,794	$900

(1)
Recorded investment is after cumulative prior charge offs of  $3.0 million. These loans also have aggregate SBA guarantees of  $2.2 million.

(2)
Includes loans secured by farmland and multi-family residential loans.

(3)
The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.

(4)
Includes home equity lines of credit.

	Covered Loans			Non-covered Loans			Total Loans
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial real estate – owner occupied	$—	$—	$—	$6,492	$6,986	$—	$6,492	$6,986	$—
Commercial real estate – non-owner occupied(2)	—	—	—	136	230	—	136	230	—
Construction and land development	—	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	2,102	2,698	—	2,102	2,698	—
Residential 1– 4 family(4)	1,066	1,243	—	—	—	—	1,066	1,243	—
Other consumer loans	—	—	—	—	—	—	—	—	—
Total	$1,066	$1,243	$—	$8,730	$9,914	$—	$9,796	$11,157	$—
With an allowance recorded
Commercial real estate – owner occupied	$—	$—	$—	$1,370	$1,484	$439	$1,370	$1,484	$439
Commercial real estate – non-owner occupied(2)	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	3,382	3,382	400	3,382	3,382	400
Residential 1– 4 family(4)	—	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$4,752	$4,866	$839	$4,752	$4,866	$839
Grand total	$1,066	$1,243	$—	$13,482	$14,780	$839	$14,548	$16,023	$839

(1)
Recorded investment is after cumulative prior charge offs of  $1.2 million. These loans also have aggregate SBA guarantees of  $3.5 million.

(2)
Includes loans secured by farmland and multi-family residential loans.

(3)
The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.

(4)
Includes home equity lines of credit.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the years ended December 31, 2016, 2015 and 2014 (in thousands):
	Covered Loans		Non-covered Loans		Total Loans
Year ended 12/31/16	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate – owner occupied	$—	$—	$6,454	$292	$6,454	$292
Commercial real estate – non-owner occupied(1)	—	—	103	3	103	3
Construction and land development	—	—	—	—	—	—
Commercial loans	—	—	2,888	54	2,888	54
Residential 1– 4 family(2)	988	32	—	—	988	32
Other consumer loans	—	—	—	—	—	—
Total	$988	$32	$9,445	$349	$10,433	$381
With an allowance recorded
Commercial real estate – owner occupied	$—	$—	$694	$31	$694	$31
Commercial real estate – non-owner occupied(1)	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial loans	—	—	3,402	155	3,402	155
Residential 1 – 4 family(2)	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—
Total	$—	$—	$4,096	$186	$4,096	$186
Grand total	$988	$32	$13,541	$535	$14,529	$567

(1)
Includes loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

	Covered Loans		Non-covered Loans		Total Loans
Year ended 12/31/15	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate – owner occupied	$—	$—	$7,156	$297	$7,156	$297
Commercial real estate – non-owner occupied(1)	—	—	822	11	822	11
Construction and land development	—	—	89	—	89	—
Commercial loans	—	—	3,428	—	3,428	—
Residential 1– 4 family(2)	1,501	26	—	—	1,501	26
Other consumer loans	—	—	—	—	—	—
Total	$1,501	$26	$11,495	$308	$12,996	$334
With an allowance recorded
Commercial real estate – owner occupied	$—	$—	$2,259	$42	$2,259	$42
Commercial real estate – non-owner occupied(1)	—	—	—	—	—	—
Construction and land development	—	—	93	—	93	—
Commercial loans	—	—	3,488	213	3,488	213
Residential 1 – 4 family(2)	—	—	416	—	416	—
Other consumer loans	—	—	—	—	—	—
Total	$—	$—	$6,256	$255	$6,256	$255
Grand total	$1,501	$26	$17,751	$563	$19,252	$589

(1)
Includes loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

	Covered Loans		Non-covered Loans		Total Loans
Year ended 12/31/14	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial real estate – owner occupied	$599	$—	$9,508	$511	$10,107	$511
Commercial real estate – non-owner occupied(1)	1,611	—	581	—	2,192	—
Construction and land development	—	—	421	—	421	—
Commercial loans	—	—	6,154	223	6,154	223
Residential 1 – 4 family(2)	1,317	40	3,984	—	5,301	40
Other consumer loans	—	—	—	—	—	—
Total	$3,527	$40	$20,648	$734	$24,175	$774
With an allowance recorded
Commercial real estate – owner occupied	$—	$—	$382	$14	$382	$14
Commercial real estate – non-owner occupied(1)	—	—	—	—	—	—
Construction and land development	—	—	93	—	93	—
Commercial loans	—	—	955	—	955	—
Residential 1 – 4 family(2)	—	—	415	—	415	—
Other consumer loans	—	—	—	—	—	—
Total	$—	$—	$1,845	$14	$1,845	$14
Grand total	$3,527	$40	$22,493	$748	$26,020	$788

(1)
Includes loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2016 and 2015 (in thousands):
December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More	Total Past Due	Nonaccrual Loans	Loans Not Past Due	Total Loans
Covered loans:
Commercial real estate – owner occupied	$—	$—	$—	$—	$—	$—	$—
Commercial real estate – non-owner occupied(1)	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—	—
Residential 1 – 4 family(2)	221	95	—	316	850	27,014	28,180
Other consumer loans	—	—	—	—	—	—	—
Total	$221	$95	$—	$316	$850	$27,014	$28,180
Non-covered loans:
Commercial real estate – owner occupied	$—	$—	$—	$—	$637	$154,170	$154,807
Commercial real estate – non-owner occupied(1)	—	—	—	—	—	310,196	310,196
Construction and land development	—	—	—	—	—	91,067	91,067
Commercial loans	1,349	—	—	1,349	3,158	110,858	115,365
Residential 1 – 4 family(2)	1,011	—	—	1,011	—	230,822	231,833
Other consumer loans		—	—	—	—	856	856
Total	$2,360	$—	$—	$2,360	$3,795	$897,969	$904,124
Total loans:
Commercial real estate – owner occupied	$—	$—	$—	$—	$637	$154,170	$154,807
Commercial real estate – non-owner occupied(1)	—	—	—	—	—	310,196	310,196
Construction and land development	—	—	—	—	—	91,067	91,067
Commercial loans	1,349	—	—	1,349	3,158	110,858	115,365
Residential 1 – 4 family(2)	1,232	95	—	1,327	850	257,836	260,013
Other consumer loans	—	—	—	—	—	856	856
Total	$2,581	$95	$—	$2,676	$4,645	$924,983	$932,304

December 31, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More	Total Past Due	Nonaccrual Loans	Loans Not Past Due	Total Loans
Covered loans:
Commercial real estate – owner occupied	$—	$—	$—	$—	$—	$—	$—
Commercial real estate – non-owner occupied(1)	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—	—
Residential 1 – 4 family(2)	119	43	—	162	698	33,513	34,373
Other consumer loans	—	—	—	—	—	—	—
Total	$119	$43	$—	$162	$698	$33,513	$34,373
Non-covered loans:
Commercial real estate – owner occupied	$561	$—	$—	$561	$2,071	$138,889	$141,521
Commercial real estate – non-owner occupied(1)	—	—	—	—	—	282,592	282,592
Construction and land development	—	—	—	—	—	67,832	67,832
Commercial loans	267	—	—	267	2,102	122,616	124,985
Residential 1 – 4 family(2)	85	—	—	85	—	178,790	178,875
Other consumer loans	1	—	—	1	—	1,365	1,366
Total	$914	$—	$—	$914	$4,173	$792,084	$797,171
Total loans:
Commercial real estate – owner occupied	$561	$—	$—	$561	$2,071	$138,889	$141,521
Commercial real estate – non-owner occupied(1)	—	—	—	—	—	282,592	282,592
Construction and land development	—	—	—	—	—	67,832	67,832
Commercial loans	267	—	—	267	2,102	122,616	124,985
Residential 1 – 4 family(2)	204	43	—	247	698	212,303	213,248
Other consumer loans	1	—	—	1	—	1,365	1,366
Total	$1,033	$43	$—	$1,076	$4,871	$825,597	$831,544

(1)
Includes loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

Activity in the allowance for non-covered loan and lease losses by class of loan for the years ended December 31, 2016, 2015 and 2014 is summarized below (in thousands):
Non-covered loans:	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied(1)	Construction and Land Development	Commercial Loans	1 – 4 Family Residential(2)	Other Consumer Loans	Unallocated	Total
Year ended December 31, 2016
Allowance for loan losses:
Beginning balance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421
Charge offs	(799)	—	(449)	(3,370)	(22)	(322)	—	(4,962)
Recoveries	8	—	121	96	10	4	—	239
Provision	511	262	215	3,599	(117)	348	94	4,912
Ending balance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610
Year ended December 31, 2015
Allowance for loan losses:
Beginning balance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393
Charge offs	(1,067)	—	—	(1,174)	(413)	(19)	—	(2,673)
Recoveries	18	18	139	91	259	1	—	526
Provision	1,379	81	(918)	2,061	240	17	315	3,175
Ending balance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421
Year ended December 31, 2014
Allowance for loan losses:
Beginning balance	$814	$985	$1,068	$2,797	$1,302	$54	$19	$7,039
Charge offs	(573)	—	(250)	(1,998)	(449)	—	—	(3,270)
Recoveries	10	23	4	125	7	5	—	174
Provision	604	115	822	1,139	462	(10)	318	3,450
Ending balance	$855	$1,123	$1,644	$2,063	$1,322	$49	$337	$7,393

(1)
Includes loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

Activity in the allowance for covered loan and lease losses by class of loan for the years ended December 31, 2016, 2015 and 2014 is summarized below (in thousands).
Covered loans:	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied(1)	Construction and Land Development	Commercial Loans	1 – 4 Family Residential(3)	Other Consumer Loans	Unallocated	Total
Year ended December 31, 2016
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—
Charge offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Adjustments(2)	—	—	—	—	—	—	—	—
Provision	—	—	—	—	—	—	—	—
Ending balance	$—	$—	$—	$—	$—	$—	$—	$—
Year ended December 31, 2015
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$17	$4	$—	$21
Charge offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Adjustments(2)	—	—	—	—	(17)	—	—	(17)
Provision	—	—	—	—	—	(4)	—	(4)
Ending balance	$—	$—	$—	$—	$—	$—	$—	$—
Year ended December 31, 2014
Allowance for loan losses:
Beginning balance	$—	$45	$—	$—	$—	$6	$—	$51
Charge offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Adjustments(2)	—	(36)	—	—	14	(2)	—	(24)
Provision	—	(9)	—	—	3	—	—	(6)
Ending balance	$—	$—	$—	$—	$17	$4	$—	$21

(1)
Includes loans secured by farmland and multi-family residential loans.

(2)
Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.

(3)
Includes home equity lines of credit.

The following table presents the balance in the allowance for non-covered loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of December 31, 2016 and 2015 (in thousands):
Non-covered loans:	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied(1)	Construction and Land Development	Commercial Loans	1 – 4 Family Residential(2)	Other Consumer Loans	Unallocated	Total
December 31, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$—	$—	$750	$—	$—	$—	$900
Collectively evaluated for impairment	755	1,484	752	2,616	1,279	78	746	7,710
Total ending allowance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610
Loans:
Individually evaluated for impairment	$6,271	$—	$—	$6,380	$—	$—	$—	$12,651
Collectively evaluated for impairment	148,536	310,196	91,067	108,985	231,833	856	—	891,473
Total ending loan balances	$154,807	$310,196	$91,067	$115,365	$231,833	$856	$—	$904,124
December 31, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$439	$—	$—	$400	$—	$—	$—	$839
Collectively evaluated for impairment	746	1,222	865	2,641	1,408	48	652	7,582
Total ending allowance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421
Loans:
Individually evaluated for impairment	$7,862	$136	$—	$5,484	$—	$—	$—	$13,482
Collectively evaluated for impairment	133,659	282,456	67,832	119,501	178,875	1,366	—	783,689
Total ending loan balances	$141,521	$282,592	$67,832	$124,985	$178,875	$1,366	$—	$797,171

(1)
Includes loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

The following table presents the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of December 31, 2016 and 2015 (in thousands).
Covered loans:	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied(1)	Construction and Land Development	Commercial Loans	1 – 4 Family Residential(2)	Other Consumer Loans	Unallocated	Total
December 31, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Total ending allowance	$—	$—	$—	$—	$—	$—	$—	$—
Loans:
Individually evaluated for impairment	$—	$—	$—	$—	$963	$—	$—	$963
Collectively evaluated for impairment	—	—	—	—	27,217	—	—	27,217
Total ending loan balances	$—	$—	$—	$—	$28,180	$—	$—	$28,180
December 31, 2015
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Total ending allowance	$—	$—	$—	$—	$—	$—	$—	$—
Loans:
Individually evaluated for impairment	$—	$—	$—	$—	$1,066	$—	$—	$1,066
Collectively evaluated for impairment	—	—	—	—	33,307	—	—	33,307
Total ending loan balances	$—	$—	$—	$—	$34,373	$—	$—	$34,373

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
During the year ending December 31, 2016, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of  $688 thousand, was current as of December 31, 2016.
During the year ending December 31, 2015, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of  $699, was current as of December 31, 2015.
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
As of December 31, 2016 and 2015, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):
	Covered Loans			Non-covered Loans				Total Loans
December 31, 2016	Classified/ Criticized(1)	Pass	Total	Special Mention	Substandard(3)	Pass	Total	Classified/ Criticized	Pass	Total
Commercial real estate – owner occupied	$—	$—	$—	$—	$6,271	$148,536	$154,807	$6,271	$148,536	$154,807
Commercial real estate – non-owner occupied(2)	—	—	—	—	—	310,196	310,196	—	310,196	310,196
Construction and land development	—	—	—	—	—	91,067	91,067	—	91,067	91,067
Commercial loans	—	—	—	28	6,380	108,957	115,365	6,408	108,957	115,365
Residential 1– 4 family(4)	963	27,217	28,180	—	—	231,833	231,833	963	259,050	260,013
Other consumer loans	—	—	—	—	—	856	856	—	856	856
Total	$963	$27,217	$28,180	$28	$12,651	$891,445	$904,124	$13,642	$918,662	$932,304

	Covered Loans			Non-covered Loans				Total Loans
December 31, 2015	Classified/ Criticized(1)	Pass	Total	Special Mention	Substandard(3)	Pass	Total	Classified/ Criticized	Pass	Total
Commercial real estate – owner occupied	$—	$—	$—	$3,666	$7,862	$129,993	$141,521	$11,528	$129,993	$141,521
Commercial real estate – non-owner occupied(2)	—	—	—	—	136	282,456	282,592	136	282,456	282,592
Construction and land development	—	—	—	552	—	67,280	67,832	552	67,280	67,832
Commercial loans	—	—	—	4,014	5,484	115,487	124,985	9,498	115,487	124,985
Residential 1 – 4 family(4)	1,066	33,307	34,373	—	—	178,875	178,875	1,066	212,182	213,248
Other consumer loans	—	—	—	—	—	1,366	1,366	—	1,366	1,366
Total	$1,066	$33,307	$34,373	$8,232	$13,482	$775,457	$797,171	$22,780	$808,764	$831,544

(1)
Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.

(2)
Includes loans secured by farmland and multi-family residential loans.

(3)
Includes SBA guarantees of  $2.2 million and $3.5 million as of December 31, 2016 and 2015, respectively.

(4)
Includes home equity lines of credit.

The amount of foreclosed residential real estate property held at December 31, 2016 and 2015, was $3.4 million and $4.1 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure was $1.8 million and $763 thousand at December 31, 2016 and 2015, respectively.
Purchased Loans
The following table presents the carrying amount of purchased impaired and non-impaired loans from the GAB acquisition as of December 31, 2016 and 2015 (in thousands):
	December 31, 2016			December 31, 2015
	Purchased Impaired Loans	Purchased Non-impaired Loans	Total	Purchased Impaired Loans	Purchased Non-impaired Loans	Total
Commercial real estate	$1,080	$3,630	$4,710	$1,247	$4,045	$5,292
Construction and land development	—	—	—	—	—	—
Commercial loans	193	347	540	197	314	511
Residential 1 – 4 family	—	28,180	28,180	—	34,373	34,373
Other consumer loans	—	14	14	—	26	26
Total	$1,273	$32,171	$33,444	$1,444	$38,758	$40,202

The indemnification against losses in the non-single family portfolio on the GAB portfolio ended in December 2014. The FDIC indemnification on the GAB residential mortgages and home equity lines of credit continues until December 2019.

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the Greater Atlantic acquisition were as follows for the years ended December 31, 2016 and 2015 (in thousands):
	December 31, 2016				December 31, 2015
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$—	$1,444	$4,597	$38,758	$—	$1,480	$5,191	$44,354
Additions	—	—	—	—	—	—	—	—
Accretion	—	—	(1,085)	1,085	—	—	(1,611)	1,611
Reclassifications from nonaccretable balance	—	—	269	—	—	—	1,061	—
Adjustment-transfer to OREO	—	—	(20)	(169)	—	—	(44)	(343)
Payments received	—	(171)	—	(7,503)	—	(36)		(6,864)
Balance at end of period	$—	$1,273	$3,761	$32,171	$—	$1,444	$4,597	$38,758

The following table presents the carrying amount of purchased impaired and non-impaired loans from the HarVest acquisition as of December 31, 2016 and 2015 (in thousands):
	December 31, 2016			December 31, 2015
	Purchased Impaired Loans	Purchased Non-impaired Loans	Total	Purchased Impaired Loans	Purchased Non-impaired Loans	Total
Commercial real estate	$258	$10,150	$10,408	$296	$12,637	$12,933
Construction and land development	488	2,996	3,484	552	3,102	3,654
Commercial loans	—	2,062	2,062	—	2,745	2,745
Residential 1 – 4 family	818	6,221	7,039	840	9,392	10,232
Other consumer loans	—	2	2	—	2	2
Total	$1,564	$21,431	$22,995	$1,688	$27,878	$29,566

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the HarVest acquisition were as follows for the years ended December 31, 2016 and 2015 (in thousands):
	December 31, 2016				December 31, 2015
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$—	$1,688	$858	$27,878	$—	$1,771	$1,218	$32,230
Additions	—	—	—	—	—	—	—	—
Accretion	—	—	(196)	139	—	—	(360)	360
Reclassifications from nonaccretable balance	—	—	—	—	—	—	—	—
Payments received	—	(124)	—	(6,586)	—	(83)	—	(4,712)
Balance at end of period	$—	$1,564	$662	$21,431	$—	$1,688	$858	$27,878

The following table presents the carrying amount of purchased impaired and non-impaired loans from the PGFSB acquisition as of December 31, 2016 and 2015 (in thousands):
	December 31, 2016			December 31, 2015
	Purchased Impaired Loans	Purchased Non-impaired Loans	Total	Purchased Impaired Loans	Purchased Non-impaired Loans	Total
Commercial real estate	$225	$2,638	$2,863	$339	$2,880	$3,219
Construction and land development	355	860	1,215	364	892	1,256
Commercial loans	—	116	116	—	174	174
Residential 1 – 4 family	—	38,018	38,018	—	47,133	47,133
Other consumer loans	—	142	142	—	184	184
Total	$580	$41,774	$42,354	$703	$51,263	$51,966

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the PGFSB acquisition were as follows for the year ended December 31, 2016 and 2015 (in thousands):
	December 31, 2016				December 31, 2015
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$—	$703	$2,462	$51,263	$—	$1,020	$2,908	$58,763
Additions	—	—	—	—	—	—	—	—
Accretion	—	—	(366)	365	—		(446)	446
Reclassifications from nonaccretable balance	—	—	—	—	—	—	—	—
Disbursements	—	—	—	—	—	—	—	—
Adjustment-transfer to OREO	—	—	—	—	—	—	—	—
Payments received	—	(123)	—	(9,854)	—	(317)	—	(7,946)
Balance at end of period	$—	$580	$2,096	$41,774	$—	$703	$2,462	$51,263

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
Assets measured at fair value on a recurring basis are summarized below:
		Fair Value Measurements Using
	Total at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,259	$—	$2,259	$—
Trust preferred securities	1,659	—	1,659	—
	$3,918	$—	$3,918	$—

		Fair Value Measurements Using
	Total at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,312	$—	$2,312	$—
Trust preferred securities	1,897	—	1,897	—
	$4,209	$—	$4,209	$—

Assets and Liabilities Measured on a Non-recurring Basis:
Impaired Loans
Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at December 31, 2016 and 2015. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $12.7 million (including SBA guarantees of  $2.2 million) as of December 31, 2016 with an allocated allowance for loan losses totaling $900 thousand compared to a carrying amount of  $13.5 million (including SBA guarantees of  $3.5 million) with an allocated allowance for loan losses totaling $839 thousand at December 31, 2015. Covered impaired loans totaled $963 thousand and $1.1 million at December 31, 2016 and 2015, respectively.
Other Real Estate Owned (OREO)
OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 6% to 7.6% of collateral valuation at December 31, 2016 and 2015. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At December 31, 2016, the total amount of non-covered OREO was $8.6 million and we had no covered OREO. As of December 31, 2015, the total amount of non-covered OREO was $10.1 million, and covered OREO was $343 thousand.

Assets measured at fair value on a non-recurring basis are summarized below:
		Fair Value Measurements Using
	Total at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired non-covered loans:
Commercial real estate – owner occupied	$6,121			$6,121
Commercial loans	5,630			5,630
Impaired covered loans:
Residential 1 – 4 family	963			963
Non-covered other real estate owned:
Commercial real estate – owner occupied	1,110			1,110
Commercial real estate – non-owner occupied(1)	237			237
Construction and land development	3,863			3,863
Residential 1 – 4 family	3,407			3,407
		Fair Value Measurements Using
	Total at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Impaired non-covered loans:
Commercial real estate – owner occupied	$7,423			$7,423
Commercial real estate – non-owner occupied(1)	136			136
Commercial loans	5,084			5,084
Impaired covered loans:
Residential 1 – 4 family	1,066			1,066
Non-covered other real estate owned:
Commercial real estate – owner occupied	1,110			1,110
Commercial real estate – non-owner occupied(1)	237			237
Construction and land development	5,007			5,007
Residential 1 – 4 family	3,741			3,741
Covered other real estate owned:
Residential 1– 4 family	343			343

(1)
Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments
The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):
		December 31, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$47,392	$47,392	$30,336	$30,336
Securities available for sale	See previous table	3,918	3,918	4,209	4,209
Securities held to maturity	Level 2	85,300	83,344	96,780	96,464
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	7,929	n/a	6,929	n/a
Equity investment in mortgage affiliate	Level 3	4,629	4,629	4,459	4,459
Preferred investment in mortgage affiliate	Level 3	2,555	2,555	2,555	2,555
Net non-covered loans	Level 3	893,625	903,085	786,631	793,541
Net covered loans	Level 3	28,180	32,173	34,373	38,077
Accrued interest receivable	Level 2 & Level 3	3,202	3,202	2,914	2,914
FDIC indemnification asset	Level 3	2,111	528	2,922	745
Financial liabilities:
Demand deposits	Level 1	124,779	124,779	111,849	111,849
Money market and savings accounts	Level 1	182,590	182,590	181,670	181,670
Certificates of deposit	Level 3	605,613	605,394	531,775	531,456
Securities sold under agreements to repurchase and other short-term borrowings	Level 1	95,000	95,000	69,381	69,381
FHLB long term advances	Level 3	—	—	15,000	15,041
Accrued interest payable	Level 1 & Level 3	1,190	1,190	846	846
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
5.
BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2016 and 2015 were as follows (in thousands):
	2016	2015
Land	$2,261	$2,261
Building and improvements	5,842	5,842
Leasehold improvements	2,428	2,428
Furniture and equipment	4,332	4,189
	14,863	14,720
Less accumulated depreciation and amortization	6,636	5,838
Bank premises and equipment, net	$8,227	$8,882

Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2016 are as follows (in thousands):
2017	$1,907
2018	1,630
2019	1,341
2020	825
2021	149
Thereafter	425
$6,277

The leases contain options to extend for periods of 2 to 6 years. Rental expense for 2016, 2015 and 2014 was $2.0 million, $2.0 million and $2.0 million, respectively.
6.
GOODWILL AND INTANGIBLE ASSETS

Goodwill
Southern National has recorded $10.5 million of goodwill at December 31, 2016 and 2015, respectively. Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Goodwill is primarily related to the 2006 acquisition of 1st Service Bank. The acquisition of PGFSB in 2014 increased goodwill by $1.4 million. Our annual assessment timing is during the third calendar quarter. For the 2016 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and that it was not necessary to perform the two-step test pursuant to ASC 350-20. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics. No impairment was indicated in 2016 or 2015.
Intangible Assets
Intangible assets were as follows at year end (in thousands):
	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$7,477	$(6,603)	$874
	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$7,477	$(6,384)	$1,093
Estimated amortization expense of intangibles for the years ended December 31 follows (in thousands):
2017	$194
2018	184
2019	174
2020	111
2021	111
Thereafter	100
$874

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
	2016	2015
Balance as of January 1	$2,922	$3,571
Payments from FDIC	(18)	(3)
Reforecasting adjustment	—	(16)
Accretion (amortization)	(793)	(630)
Balance as of December 31	$2,111	$2,922

During 2016, and based on the actual historical losses on the loan pools over the previous 24 month period, expected losses on the acquired Greater Atlantic loans (the covered loans) were lower than previously forecasted which results in a lower expected recovery from the FDIC. As of December 31, 2016, we expect to recover $528 thousand from the FDIC under the indemnification agreement. The difference between the carrying amount of  $2.1 million and the estimated recovery is being amortized over the remaining life of the indemnification agreement or the expected life of the loans, whichever is shorter.
There were two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5 year agreement which expired in December 2014. The current overstatement is due to improvements in the loss estimates in the single family covered loans.
8.
DEPOSITS

The aggregate amount of time deposits in denominations of  $250 thousand or more at December 31, 2016 and 2015 was $147.6 million and $99.5 million, respectively. At December 31, 2016, the scheduled maturities of time deposits are as follows (in thousands):
2017	$335,344
2018	179,719
2019	51,608
2020	16,692
2021	22,250
$605,613

The following table sets forth the maturities of certificates of deposit of  $250 thousand and over as of December 31, 2016 (in thousands):
Within 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
$3,778	$19,926	$44,179	$79,686	$147,569
As of December 31, 2016, we had brokered certificates of deposit in the amount of  $66.5 million and brokered money market deposits of  $14.2 million. At December 31, 2015, we had brokered certificates of deposit in the amount of  $62.0 million, and we had brokered money market deposits of  $15.4 million.
For our deposit agreements with certain customers, we hold the collateral in a segregated custodial account. We are required to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, we will pledge additional securities. We closely monitor collateral levels to ensure adequate levels are maintained, while mitigating the potential risk of over-collateralization.

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
Other short-term borrowings consist of the following (in thousands):
	December 31,
	2016	2015	2014
FHLB overnight advances	$50,000	$49,000	$15,250
Other short-term FHLB advances maturing 3/27/17	10,000	—	—
Other short-term FHLB advances maturing 5/4/2017	10,000	—	—
Other short-term FHLB advances maturing 6/5/2017	10,000	—	—
Other short-term FHLB advances maturing 6/19/2017	5,000	—	—
Other short-term FHLB advances maturing 12/15/2017	10,000	—	—
Other short-term FHLB advances maturing 11/4/2016	—	10,000	—
Securities sold under agreements to repurchase	—	10,381	13,794
Total	$95,000	$69,381	$29,044
Weighted average interest rate at year end	0.86%	0.51%	0.65%
For the periods ended December 31, 2016, 2015 and 2014:
Average outstanding balance	$66,864	$34,673	$37,810
Average interest rate during the year	0.74%	0.76%	0.51%
Maximum month-end outstanding balance	$95,000	$69,381	$66,852
See Note 10 for amounts pledged as collateral to secure FHLB advances.
At December 31, 2016 and 2015, we have pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of  $13.6 million and $26.7 million, respectively, to customers who require collateral for overnight repurchase agreements and other deposits.
10.
FEDERAL HOME LOAN BANK ADVANCES — LONG-TERM

At year end, long-term advances from the Federal Home Loan Bank were as follows (in thousands):
	December 31,
	2016	2015
FHLB fixed rate advance maturing June 2017 with a rate of 2.26%	$—	$5,000
FHLB fixed rate advance maturing June 2017 with a rate of 0.80%	—	10,000
Total FHLB advances	$—	$15,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. Residential 1-4 family mortgage loans in the amount of approximately $128.9 million and $30.2 million were pledged as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) advances as of December 31, 2016 and 2015, respectively. Home equity lines of credit (HELOCs) in the amount of approximately $17.5 million and $20.9 million were pledged as collateral for FHLB advances at December 31, 2016 and 2015, respectively. Commercial mortgage loans in the amount of approximately $172.6 million and $164.7 million were pledged as collateral for FHLB advances as of December 31, 2016 and 2015, respectively. Investment securities in the amount of  $46.7 million and $44.6 million were pledged as collateral for FHLB advances at December 31, 2016 and 2015, respectively. At December 31, 2016, Sonabank had available collateral to borrow an additional $178.7 million from the FHLB.
11.
INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015 (in thousands):
	2016	2015
Deferred tax assets:
Allowance for loan losses	$2,997	$2,934
Organization costs	72	100
Unearned loan fees and other	656	739
Other real estate owned write-downs	945	1,063
FDIC assisted transactions timing difference	—	827
Other than temporary impairment charge	369	369
Net unrealized loss on securities available for sale	406	314
Purchase accounting	934	1,205
Deferred compensation	878	707
Other	871	188
Total deferred tax assets	8,128	8,446
Deferred tax liabilities:
FDIC indemnification asset	735	1,018
Depreciation	613	712
Total deferred tax liabilities	1,348	1,730
Net deferred tax assets	$6,780	$6,716

No valuation allowance was deemed necessary on deferred tax assets in 2016 or 2015. Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that Southern National will generate the necessary taxable income in future periods.
We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2016, 2015 or 2014. Southern National and its subsidiary file a consolidated U. S. federal tax return, and Southern National files a Virginia state income tax return. Sonabank files a Maryland state income tax return. These returns are subject to examination by taxing authorities for all years after 2012.
The provision for income taxes consists of the following for the years ended December 31, 2016, 2015 and 2014 (in thousands):
	2016	2015	2014
Current tax expense
Federal	$4,781	$2,367	$4,047
State	285	168	125
Total current tax expense	5,066	2,535	4,172
Deferred tax benefit
Federal	28	2,123	(394)
State	1	9	(24)
Total deferred tax expense (benefit)	29	2,132	(418)
Total income tax expense	$5,095	$4,667	$3,754

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 34% to pretax income for the years ended December 31, 2016, 2015 and 2014 due to the following (in thousands):
	2016	2015	2014
Computed expected tax expense at statutory rate	$5,238	$4,745	$3,821
Reduction in tax expense resulting from:
Income from bank-owned life insurance	(238)	(216)	(210)
Other, net	95	138	143
Income tax expense	$5,095	$4,667	$3,754

12.
EMPLOYEE BENEFITS

Southern National has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by Southern National. Expense for 2016, 2015 and 2014 was $132 thousand, $108 thousand and $102 thousand, respectively.
A deferred compensation plan that covers two executive officers was established in 2007. Under the plan, the Bank pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest over 10 years, beginning with the individual’s retirement. A liability is accrued for the obligation under these plans. The expense incurred for the deferred compensation in 2016, 2015 and 2014 was $495 thousand, $403 thousand and $340 thousand, respectively. The deferred compensation liability was $2.5 million and $2.0 million as of December 31, 2016 and 2015, respectively.
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
Southern National granted 136,000 options during 2016. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the years indicated:
	2016	2015	2014
Expected life	10 years	10 years	10 years
Expected volatility	14.16%	14.71%	29.30%
Risk-free interest rate	1.62%	2.26%	2.48%
Weighted average fair value per option granted	$0.63	$0.51	$2.88
Dividend yield	4.44%	5.51%	2.55%

A summary of the activity in the stock option plan for 2016 follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of period	664,400	$9.00
Granted	136,000	11.99
Forfeited	—	—
Exercised	(18,200)	7.44
Options outstanding, end of period	782,200	$9.56	6.5	$5,301
Vested or expected to vest	782,200	$9.56	6.7	$5,301
Exercisable at end of period	418,910	$7.99	4.7	$3,365
Stock-based compensation expense was $260 thousand, $331 thousand and $317 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, unrecognized compensation expense associated with stock options was $451 thousand which is expected to be recognized over a weighted average period of 2.4 years.
14.
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $6.4 million and $6.7 million as of December 31, 2016 and 2015, respectively.
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
At December 31, 2016 and 2015, we had unfunded lines of credit and undisbursed construction loan funds totaling $135.8 million and $132.3 million, respectively. We had approved loan commitments in the amount of  $6.5 million and $2.7 million as of December 31, 2016 and 2015, respectively. Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

15.
EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2016, 2015 and 2014 (in thousands, except per share data):
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the year ended December 31, 2016
Basic EPS	$10,312	12,252	$0.84
Effect of dilutive stock options and warrants		175	—
Diluted EPS	$10,312	12,427	$0.83
For the year ended December 31, 2015
Basic EPS	$9,289	12,224	$0.76
Effect of dilutive stock options and warrants		106	—
Diluted EPS	$9,289	12,330	$0.75
For the year ended December 31, 2014
Basic EPS	$7,483	11,846	$0.63
Effect of dilutive stock options and warrants		81	—
Diluted EPS	$7,483	11,927	$0.63

There were 678,721 anti-dilutive options and warrants during 2016. There were 643,164 anti-dilutive options and warrants during 2015, and there were 622,593 anti-dilutive options and warrants during 2014.
16.
REGULATORY MATTERS

Southern National and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for prompt corrective action.
Quantitative measures established by regulation to ensure capital adequacy require Southern National to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2016, that Southern National meets all capital adequacy requirements to which it is subject.

The capital amounts and ratios for Southern National and Sonabank at year end are presented in the following table (in thousands):
	Actual		Required For Capital Adequacy Purposes(1)		To Be Categorized as Well Capitalized(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Southern National
Common equity tier 1 capital ratio	$116,076	12.69%	$41,171	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	116,076	12.69%	54,894	6.00%	n/a	n/a
Total risk-based capital ratio	124,686	13.63%	73,193	8.00%	n/a	n/a
Leverage ratio	116,076	10.56%	43,965	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$114,779	12.55%	$41,151	4.50%	$59,440	6.50%
Tier 1 risk-based capital ratio	114,779	12.55%	54,868	6.00%	73,157	8.00%
Total risk-based capital ratio	123,389	13.49%	73,157	8.00%	91,447	10.00%
Leverage ratio	114,779	10.45%	43,947	4.00%	54,934	5.00%
December 31, 2015
Southern National
Common equity tier 1 capital ratio	$109,276	13.13%	$37,254	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	109,276	13.13%	49,939	6.00%	n/a	n/a
Total risk-based capital ratio	117,697	14.14%	66,585	8.00%	n/a	n/a
Leverage ratio	109,276	11.06%	39,509	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$108,054	12.99%	$37,436	4.50%	$54,075	6.50%
Tier 1 risk-based capital ratio	108,054	12.99%	49,915	6.00%	66,553	8.00%
Total risk-based capital ratio	116,475	14.00%	66,553	8.00%	83,192	10.00%
Leverage ratio	108,054	10.94%	39,493	4.00%	49,366	5.00%

(1)
When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and will increase each subsequent January 1, until it reaches 2.5% on January 1, 2019.

(2)
Prompt corrective action provisions are not applicable at the bank holding company level.

Southern National’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2017, the Bank could, without prior approval, declare dividends of approximately $19.6 million plus any 2017 net profits retained to the date of the dividend declaration.

17.
PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Southern National Bancorp of Virginia, Inc. follows (in thousands):
CONDENSED BALANCE SHEETS
DECEMBER 31,
	2016	2015
ASSETS
Cash	$856	$823
Investment in subsidiary	125,047	118,413
Other assets	441	400
Total assets	$126,344	$119,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Common stock	$123	$122
Additional paid in capital	104,884	104,389
Retained earnings	22,126	15,735
Accumulated other comprehensive loss	(789)	(610)
Total stockholders’ equity	126,344	119,636
Total liabilities and stockholders’ equity	$126,344	$119,636

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(in thousands)
	2016	2015	2014
Cash dividends received from Sonabank	$3,600	$6,300	$6,500
Other operating expenses	153	204	162
Income before tax benefit and undistributed income of Sonabank	3,447	6,096	6,338
Income tax benefit	(52)	(69)	(55)
Equity in undistributed net income of Sonabank	6,813	3,124	1,090
Net income	$10,312	$9,289	$7,483

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
( in thousands)
	2016	2015	2014
Operating activities:
Net income	$10,312	$9,289	$7,483
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiary	(10,413)	(9,424)	(7,590)
Other, net	219	262	264
Net cash and cash equivalents provided by operating activities	118	127	157
Investing activities:
Dividend from bank subsidiary	3,600	6,300	6,500
Net cash and cash equivalents provided by investing activities	3,600	6,300	6,500
Financing activities:
Issuance of common stock	236	707	886
Repurchase of common stock	—	(721)	—
Dividend payment on common stock	(3,921)	(6,359)	(7,239)
Net cash and cash equivalents used in financing activities	(3,685)	(6,373)	(6,353)
Increase (decrease) in cash and cash equivalents	33	54	304
Cash and cash equivalents at beginning of period	823	769	465
Cash and cash equivalents at end of period	$856	$823	$769

18.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive loss balances, net of tax (in thousands):
	Balance at December 31, 2015	Current Period Change	Balance at December 31, 2016
Unrealized gains (losses) on securities available for sale	$(440)	$(187)	$(627)
Unrecognized loss on securities held to maturity for which other than temporary impairment charges have been taken	311	—	311
Unrealized loss on securities available for sale transferred to held to maturity	(481)	8	(473)
Total	$(610)	$(179)	$(789)

19.
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
	2016	2015
Loans outstanding at January 1	$10,438	$9,383
Principal advances	149,725	132,206
Principal paid	(152,037)	(131,151)
Balance at December 31	$8,126	$10,438

Sonabank has established with STM underwriting guidelines under which it will purchase residential construction only, construction loans that convert to permanent, and permanent loans primarily in its Virginia and Maryland footprint from STM. These will be largely loans that do not conform to FNMA or FHLMC standards because of size or acreage. We purchased loans in an aggregate amount of  $77.4 million during 2016, and $51.4 million during 2015.
Sonabank has also entered into deposit transactions with its directors, principal officers and STM, all of which are under the same terms as other customers. The aggregate amount of these deposit accounts were $5.9 million and $7.6 million as of December 31, 2016 and 2015, respectively.
20.
QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Earnings Per Share
					Basic	Diluted
	(dollars in thousands)
2016
First quarter	$11,673	$9,712	$3,555	$2,566	$0.21	$0.21
Second quarter	12,291	10,174	4,182	2,789	0.23	0.23
Third quarter	12,619	10,373	4,140	2,765	0.23	0.22
Fourth quarter	12,364	10,055	3,530	2,192	0.18	0.18

2015
First quarter	$10,435	$8,927	$2,986	$2,004	$0.16	$0.16
Second quarter	10,732	9,024	3,694	2,466	0.20	0.20
Third quarter	11,148	9,183	3,726	2,481	0.20	0.20
Fourth quarter	11,386	9,490	3,550	2,338	0.19	0.19
21.
SUBSEQUENT EVENT

On January 20, 2017, Southern National announced that it had completed the sale of  $27 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “Notes”). The Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption.
Southern National plans to use the net proceeds of the offering for general corporate purposes, including but not limited to, contributing capital to its bank subsidiary to support continued growth.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures.   As of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934) utilizing the framework established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.
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
(b)   Management’s Report on Internal Control Over Financial Reporting.    Management of Southern National is responsible for establishing and maintaining adequate internal control over financial reporting for Southern National Bancorp of Virginia, Inc. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Southern National conducted an evaluation of the effectiveness of our internal control over Southern National’s financial reporting as of December 31, 2016 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2016.
Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in “Part II — Item 8. Financial Statements and Supplementary Data” of this Report.
(c)   Changes in Internal Control over Financial Reporting.   There have been no changes in Southern National’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information
None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Committees of the Board of Directors — Audit Committee,” “Corporate Governance — Director Nominations Process” and “Corporate Governance — Code of Ethics” in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 pursuant to Regulation 14A under the Exchange Act (the “2017 Proxy Statement”), is incorporated herein by reference in response to this item.
Item 11.
Executive Compensation

The information under the captions “Executive Compensation and Other Matters,” “Director Compensation” and “Compensation Committee Report on Executive Compensation” in the 2017 Proxy Statement is incorporated herein by reference in response to this item.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders” in the 2017 Proxy Statement is incorporated herein by reference in response to this item.
The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.
Item 13.
Certain Relationships, Related Transactions and Director Independence

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Party Transactions” in the 2017 Proxy Statement is incorporated herein by reference in response to this item.
Item 14.
Principal Accounting Fees and Services

The information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2017 Proxy Statement is incorporated herein by reference in response to this item.

PART IV
Item 15.
Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:
(a)(1)
Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2016 and 2015
Consolidated Statements of Income and Comprehensive Income — Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows — Years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
(a)(2)
Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)
Exhibits

The following are filed or furnished, as noted below, as part of this Annual Report on Form 10-K and this list includes the Exhibit Index.
Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of December 13, 2016, by and among Southern National Bancorp of Virginia, Inc. and Eastern Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Southern National’s Current Report on Form 8-K filed on December 14, 2016)
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
3.2	Certificate of Amendment to the Articles of Incorporation dated January 31, 2005 (incorporated herein by reference to Exhibit 3.2 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
3.3	Certificate of Amendment to the Articles of Incorporation dated April 13, 2006 (incorporated herein by reference to Exhibit 3.3 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Southern National’s Annual Report on Form 10-K for the year ended December 31, 2006)
3.5	Amendment No. 1 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Southern National’s Current Report on Form 8-K filed on October 14, 2009)
4.1	Specimen Stock Certificate of Southern National (incorporated herein by reference to Exhibit 4.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
4.2	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.2to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
4.3	Form of Amendment to Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
10.1	Form of Affiliate Agreement, dated as of December 13, 2016, between Southern National Bancorp of Virginia, Inc., Eastern Virginia Bankshares, Inc. and certain shareholders of Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 99.1 to Southern National’s Current Report on Form 8-K filed on December 14, 2016)
10.2	Form of Affiliate Agreement, dated as of December 13, 2016, between Southern National Bancorp of Virginia, Inc., Eastern Virginia Bankshares, Inc. and certain shareholders of Eastern Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 99.2 to Southern National’s Current Report on Form 8-K filed on December 14, 2016)
10.3	Form of Voting and Election of Consideration, dated as of December 13, 2016, by and among Southern National Bancorp of Virginia, Inc., Eastern Virginia Bankshares, Inc. and certain shareholders of Eastern Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 99.3 to Southern National’s Current Report on Form 8-K filed on December 14, 2016)
10.4	Agreement and Plan of Merger among Southern National Bancorp of Virginia, Inc., Prince George’s Federal Savings Bank, Sonabank and SONA Interim Federal Savings Bank, dated as of January 8, 2014 (incorporated herein by reference to Appendix A to the proxy statement/prospectus contained in Southern National’s Registration Statement on Form S-4 filed on March 14, 2014 (Registration No. 333-194564))
10.5	First Amendment to the Agreement and Plan of Merger by and among Prince George’s Federal Savings Bank, Southern National Bancorp of Virginia, Inc., Sonabank and SONA Interim Federal Savings Bank, dated as of February 20, 2014 (incorporated herein by reference to Appendix A to the proxy statement/prospectus contained in Southern National’s Registration Statement on Form S-4 filed on March 14, 2014 (Registration No. 333-194564))

Exhibit No.	Description
10.6	Southern National Bancorp of Virginia, Inc. 2004 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
10.7	Form of Change in Control Agreement with Georgia S. Derrico and R. Roderick Porter (incorporated herein by reference to Exhibit 10.2 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
10.8	Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))
10.9	Supplemental Executive Retirement Plan for Georgia Derrico (incorporated herein by reference to Exhibit 10.4 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))
10.10	Supplemental Executive Retirement Plan for Rod Porter (incorporated herein by reference to Exhibit 10.5 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))
10.11	Southern National Bancorp of Virginia, Inc. 2010 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Southern National’s Registration Statement on Form S-8 (Registration No. 333-166511))
10.12	Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to Southern National’s Registration Statement on Form S-8 (Registration No. 333-166511))
11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 15 of the notes to consolidated financial statements included in this Annual Report on Form 10-K)
21.0*	Subsidiaries of the Registrant
23.1*	Consent of Dixon Hughes Goodman LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Southern National Bancorp of Virginia, Inc.
By:	/s/ Georgia S. Derrico Georgia S. Derrico Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Date: March 16, 2017
By:	/s/ William H. Lagos William H. Lagos Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 16, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 16, 2017
Signature	Title
/s/ Georgia S. Derrico Georgia S. Derrico	Chairman of the Board and Chief Executive Officer
/s/ R. Roderick Porter R. Roderick Porter	President and Director
/s/ Neil J. Call Neil J. Call	Director
/s/ Charles A. Kabbash Charles A. Kabbash	Director
/s/ Frederick L. Bollerer Frederick L. Bollerer	Director
/s/ John J. Forch John J. Forch	Director
/s/ W. Bruce Jennings W. Bruce Jennings	Director
/s/ Robert Clagett Robert Clagett	Director