Form 10-K/A
period 2016-12-31
Southern National Bancorp of Virginia Inc
filed 2017-05-01
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $135,038,733 based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of April 26, 2017 was 12,330,043.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed by Southern National Bancorp of Virginia, Inc. in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III, which was previously omitted in reliance on Instruction G to Form 10-K from its Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017.  The Company is not filing its definitive proxy statement for its 2017 annual shareholder meeting within 120 days of the end of its most recent fiscal year as required under Instruction G to Form 10-K in order to incorporate information contained in the definitive proxy statement into the Form 10-K. This Form 10-K/A discloses such information herein. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2 , respectively ; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate s under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.

The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Positions with the Company and Bank
Directors:
R. Roderick Porter	71	Class I Director of the Company; Director of the Bank; Vice Chairman of the Board and President and Chief Operating Officer of each of the Company and the Bank

W. Bruce Jennings	67	Class I Director of the Company; Director of the Bank

Georgia S. Derrico	72	Class III Director of the Company; Director of the Bank; Chairman of the Board and Chief Executive Officer of each of the Company and the Bank

Charles A. Kabbash	79	Class III Director of the Company; Director of the Bank

Robert Y. Clagett	76	Class III Director of the Company; Director of the Bank

Neil J. Call	82	Class II Director of the Company; Director of the Bank

Executive Officers:
Thomas P. Baker	70	Senior Vice President and Chief Credit Officer of each of the Company and the Bank

William H. Lagos	66	Senior Vice President and Chief Financial Officer of each of the Company and the Bank

William H. Stevens	72	Executive Vice President and Chief Credit Risk Officer of each of the Company and the Bank

R. Roderick Porter has served as the Vice Chairman of the Board, President and Chief Operating Officer of each of the Company and the Bank since July 2004. Prior to co-founding the Company in July 2004, he was the President and Chief Operating Officer of Southern Financial Bancorp, Inc. from April 1998 until April 2004. Southern Financial Bancorp, Inc. was the Nasdaq National Market System-listed bank holding company for the $1.5 billion (assets) Southern Financial Bank, Warrenton, Virginia, which was acquired by Provident Bankshares, Inc. in April 2004. From 1994 to 1998, he was President of FX Concepts, Ltd., an international money management firm located in New York City. Prior to that, he served as Chairman of Newmarket Capital Corp., a mortgage banking company, and a Principal of Morgan Stanley. Mr. Porter also spent 15 years at Chemical Bank, including as a Senior Vice President in Chemical Bank’s treasury department where he was responsible for asset/liability management, the U.S. government and municipal securities portfolio, all U.S. dollar-denominated funding for the bank and the holding company, money market trading and the discount brokerage operation. Prior experience at Chemical Bank included tours as Vice President and General Manager for Northern Europe, based in London, and for Chemical Japan, based in Tokyo. Mr. Porter is the husband of Ms. Georgia S. Derrico. The Company believes Mr. Porter’s qualifications to sit on the Board of Directors and serve as Vice Chairman of the Board and President and Chief Operating Officer of the Company include his many years of banking experience and proven leadership in the success of the Company.

W. Bruce Jennings has served as a director of the Company and the Bank since November 2011. Mr. Jennings is the owner of Fairfax City Self Storage, the President and owner of S.O. Jennings Construction Corporation and a general partner of Gateway Partnerships, which owns and operates various hotel properties. Mr. Jennings has more than 35 years’ experience as a real estate investor and developer of various residential and commercial properties. Mr. Jennings has been an active member of Sonabank’s Advisory Board since 2006, and was active on the Advisory Board of Southern Financial Bank from 1999 until 2004. Mr. Jennings previously served on the Board of Directors of Horizon Bank of Virginia from 1993 until 1999, where he served on that board’s Audit, Budget and

Compensation Committees and as Chairman of the Building and Lease Committee. Mr. Jennings has been a member of the Central Fairfax Chamber of Commerce Board of Directors since 1993, and served as Chairman in 2003. He is also a member of the Fairfax Rotary Club and served as President from 2008 to 2009. He is currently the President of the Virginia Self Storage Association and Vice President of the Washington Area Self Storage Association and is a member of the Board of Visitors of Christopher Newport University. Mr. Jennings is also involved in other business and civic organizations in Northern Virginia, where he has been a lifelong resident. The Company believes Mr. Jennings’ qualifications to sit on the Board of Directors include his extensive experience as a real estate investor and developer.

Georgia S. Derrico has served as the Chairman of the Board and Chief Executive Officer of each of the Company and the Bank since July 2004. Prior to co-founding the Company in July 2004, she was the Chairman of the Board and Chief Executive Officer of Southern Financial Bancorp, Inc. from 1986 until April 2004. Southern Financial Bancorp, Inc. was the Nasdaq National Market System-listed bank holding company for the $1.5 billion (assets) Southern Financial Bank in Warrenton, Virginia, which was acquired by Provident Bankshares, Inc. in April 2004. Ms. Derrico founded Southern Financial Bank in 1986. Prior to that, she served as Senior Vice President, Chief Administrative and Credit Officer of the Multinational Division of Chemical Bank in New York City. Ms. Derrico also served at Chemical Bank as the Vice President and District Head of the Mid-Atlantic region of the United States for the Corporate Banking Division. She is the wife of Mr. R. Roderick Porter. The Company believes Ms. Derrico’s qualifications to sit on the Board of Directors and serve as Chairman of the Board and Chief Executive Officer of the Company include her prior experience founding and growing banks in our market and her many years of banking experience, including those with the Company.

Charles A. Kabbash has served as a director of the Company and the Bank since April 2005. Mr. Kabbash is the owner of 414 Associates, a real estate investment and holding company, operating primarily in the Charlottesville, Virginia area since 1984. Mr. Kabbash is also a partner in Kabbash, Fox & Gentry Commercial Real Estate and the owner of Kabbash Business Brokerage, which negotiates the purchase or sale of businesses. Both of these firms also operate primarily in the Charlottesville area. In addition, Mr. Kabbash is the co-owner, along with his wife, Rebecca Gentry, of CandR LLC, a company investing in emerging businesses. Mr. Kabbash was a realtor at Summit Realty from 2002 to 2009. Mr. Kabbash is heavily involved in the business, political and civic community in Charlottesville, Virginia. The Company believes Mr. Kabbash’s qualifications to sit on the Board of Directors include his management and operational expertise from years spent as a professional realtor, investor and consultant.

Robert Y. Clagett has served as a director of the Company and the Bank since August 2014. Mr. Clagett has practiced law in the State of Maryland since 1967, with a primary focus in real estate law.  He previously served as a director of Prince George's Federal Savings Bank commencing in 1967 and was elected President and Chief Executive Officer in 1968.  Mr. Clagett served as President of Prince George’s Federal Savings Bank from 1968 to 2005, and served as Chief Executive Officer from 1968 to 2014.  The Company believes Mr. Clagett’s qualifications to sit on the Board of Directors include his extensive banking experience and legal expertise.

Neil J. Call has served as a director of the Company and the Bank since April 2005. Mr. Call, now retired, was an Executive Vice President of MacKenzie Partners, Inc., a New York City financial consulting company, beginning in 1990. Mr. Call was formerly the Executive Vice President and co-founder of the Proxy/M&A Group at Dewe Rogerson, Inc., the predecessor firm to MacKenzie Partners. In addition, Mr. Call was a director of Southern Financial Bancorp, Inc. and Southern Financial Bank from 1986 until April 2004 and was chairman of that board’s Audit Committee. From 1986 to 1989, he served as Executive Vice President of D.F. King and Co. Prior to that he was with Gulf + Western Industries (now Paramount Communications), most recently as Executive Vice President/Finance, and previously as Director of Corporate Communications and Investor Relations. He also spent six years with Ford Motor Company’s Finance Division. Mr. Call is a Certified Public Accountant in the State of Michigan. The Company believes Mr. Call’s qualifications to sit on the Board of Directors include his many years of service as a board member of financial institutions and his financial expertise.

Executive Officers of the Company

Thomas P. Baker joined the Company in 2005 as Senior Vice President in charge of Commercial Lending in Central Virginia and became Senior Vice President and Chief Credit Officer in July 2010. Prior to this, Mr. Baker was Executive Vice President of Southern Financial Bank, responsible for Commercial Lending in Central Virginia from 2001 to April 2004 when it was acquired by Provident Bankshares, Inc. Mr. Baker held a similar position with Provident until he left in late 2004 to help form the Bank. From 1990 until 2001, he was President and Chief Executive Officer of Guaranty Financial Corporation in Charlottesville, Virginia. Prior to 1990, Mr. Baker was the President of a financial institution in Central Virginia for 14 years. In addition, Mr. Baker worked as the Chief Financial Officer of another small financial institution. He began his career as a certified public accountant with a national accounting firm.

William H. Lagos has served as the Senior Vice President and Chief Financial Officer of the Company and the Bank since November 2004. From September 1986 until April 2004, Mr. Lagos was the Senior Vice President and Controller of Southern Financial Bank, the operating subsidiary of Southern Financial Bancorp, Inc., which was acquired by Provident Bankshares, Inc. in April 2004. Mr. Lagos participated in the Company’s organization commencing in November 2004.

William H. Stevens has served as the Executive Vice President and Chief Credit Risk Officer of the Company and the Bank since February 2010. Between April 2005 and February 2010, he was the Executive Vice President of Credit Administration of the Company and the Bank. From 1999 until April 2004, Mr. Stevens was the Executive Vice President of Credit Administration for Southern Financial Bank, the operating subsidiary of Southern Financial Bancorp, Inc., which was acquired by Provident Bankshares, Inc. in April 2004. He resigned as a Senior Vice President of Credit Administration from Provident Bankshares, Inc. in April 2005 when he joined the Company. From 1991 to 1999, Mr. Stevens served as a Senior Analyst in the Office of the Inspector General of the Federal Deposit Insurance Corporation. Prior to that, he was an Executive Vice President at Riggs Bank, N.A. in Washington, D.C. where he managed the bank’s commercial real estate and single family lending activities. He served for three years as President and COO of Anchor Mortgage Services. His background also includes 18 years at Chemical Bank, where he was a Senior Vice President, Real Estate.

Each executive officer of the Company is elected by the Board of Directors of the Company and holds office until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than 10% of the outstanding Common Stock to file reports of ownership and changes in ownership of Common Stock and other equity securities of the Company with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16 forms they file.

Based solely on the Company’s review of the copies of such reports furnished to it and representations from certain reporting persons that they have complied with the applicable filing requirements, the Company believes that during the year ended December 31, 2016, all Section 16(a) filing requirements applicable to its officers and directors were complied with by such persons, except that each of Ms. Derrico and Messrs. Baker, Lagos, Porter and Stevens had one late Form 4 filing with respect to stock options granted by the Company in June 2016.

CORPORATE GOVERNANCE

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics that applies to all directors, officers and employees, including the Company’s Chairman of the Board and Chief Executive Officer and senior financial officers. The Board designed the Code in an effort to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of conflicts of interest, full, fair and accurate disclosure in filings and other public communications made by the Company, compliance with applicable laws, prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code. The Code of Ethics is available electronically in the corporate governance section of the Investor Relations page of the Company’s website at www.sonabank.com.

Stockholder Nominations for Election to the Board of Directors

There have been no change in the procedures by which the Company’s stockholders may recommend nominees to the Board of Directors.

Audit Committee

The members of the Audit Committee are currently Neil J. Call (Chairman), John J. Forch and Frederick L. Bollerer, all of whom the Board has determined to be “independent directors” as defined under the NASDAQ Stock Market listing standards and in Section 10A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has determined that all of the Audit Committee members have the financial knowledge, business experience and independent judgment necessary for service on the Audit Committee. The Board has further determined that Neil J. Call has the requisite attributes of an “audit committee financial expert” as defined by the rules and regulations of the SEC, and has the financial literacy and accounting or financial qualifications and experience to provide effective oversight of the Audit Committee. The Audit Committee operates pursuant to a written charter, which is available electronically in the corporate governance section of the Investor Relations page of the Company’s website at www.sonabank.com.

As set forth in the Audit Committee’s charter, the functions of the Audit Committee are to assist the Board in its oversight of:

•	the integrity of the Company’s financial statements;

•	the adequacy of the Company’s system of internal controls;

•	the Company’s compliance with regulatory requirements;

•	the qualifications and independence of the Company’s independent registered public accountants; and

•	the performance of the Company’s independent registered public accountants and of the Bank’s internal audit function.

In carrying out these responsibilities, the Audit Committee, among other things:

•	monitors the preparation of quarterly and annual financial reports by the Company’s management;

•	supervises the relationship between the Company and its independent registered public accountants, including: having direct responsibility for their appointment, compensation and retention; reviewing the scope of their audit services; approving audit and non-audit services; and confirming the independence of the independent registered public accountants; and

•	oversees management’s implementation and maintenance of effective systems of internal and disclosure controls, including review of the Company’s policies relating to legal and regulatory compliance, ethics and conflicts of interests and review of the Bank’s internal auditing program.

The Audit Committee’s meetings include, whenever appropriate, executive sessions with the Company’s independent registered public accountants and with the Bank’s internal auditors, in each case without the presence of the Company’s or the Bank’s management.

As part of its oversight of the Company’s financial statements, the Audit Committee reviews and discusses with both management and the independent registered public accountants all annual and quarterly financial statements prior to their issuance. During 2016, management of the Company advised the Audit Committee that each set of financial statements reviewed had been prepared in accordance with generally accepted accounting principles, and reviewed significant accounting and disclosure issues with the Audit Committee.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses the Company’s compensation program, including how it relates to the executive officers named in the compensation tables that follow (who we sometimes refer to below and elsewhere in this Form 10-K/A as the “named executive officers”). No executive officer of the Company is paid a salary, bonus or other form of compensation other than options to purchase shares of the Company’s Common Stock for their service to the Company. The executive officers of the Company currently hold the same executive officer positions with the Bank and all executive compensation is paid by the Bank for services performed by executives of the Bank. Accordingly, the following discussion of executive compensation relates to the compensation by the Bank to executives of the Bank.

The primary objective of our executive compensation program is to attract, retain and motivate key employees and enable those persons to participate in the long-term success of the Company while also advancing the interests of our stockholders. As such, the compensation program is designed to provide levels of compensation which are reflective of both the individual’s and the organization’s performance in achieving certain goals and objectives and in helping to build value for our stockholders. Set forth below is an analysis of our compensation program, the material compensation policy decisions we have made under this program and the material factors that we considered in making those decisions. Our named executive officers are:

•	Thomas P. Baker, Senior Vice President and Chief Credit Officer;

•	Georgia S. Derrico, Chairman of the Board and Chief Executive Officer;

•	William H. Lagos, Senior Vice President and Chief Financial Officer;

•	R. Roderick Porter, President and Chief Operating Officer; and

•	William H. Stevens, Executive Vice President and Chief Credit Risk Officer.

Overview of Compensation Program

The Compensation Committee of the Board of Directors is responsible for developing and making recommendations to the Board with respect to the Company’s executive compensation policies. John J. Forch, Neil J. Call, Frederick L. Bollerer and Charles A. Kabbash, each of whom the Board of Directors has determined to be an independent director, as defined in the NASDAQ Stock Market listing standards, currently serve on the Compensation Committee. In addition, the Compensation Committee and the Board have reviewed the compensation policies and practices for all employees and concluded that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on the Company.

Compensation Philosophy and Objectives

The fundamental objectives of the Bank’s executive compensation policies are to ensure that Bank executives are provided incentives and compensated in a way that advances both the short- and long-term interests of stockholders while also ensuring that the Company and the Bank are able to attract, retain and motivate executive management talent. Accordingly, compensation is based on: (1) the employee’s individual performance and his or her ability to lead the Company and the Bank to achieve their respective financial goals , (2) the Company’s consolidated financial performance , and (3) compensation compared to peer institutions’ executive compensation. In making decisions with respect to any element of an executive officer’s compensation, the Compensation Committee considers the total compensation that may be awarded to the executive officer, including salary, annual bonus, long-term equity incentive compensation, accumulated realized and unrealized stock option gains, and the dollar value to the executive and cost to the Company of all perquisites and other personal benefits. The Compensation Committee’s goal is to award compensation that is reasonable when all elements of potential compensation are considered.

Setting Executive Compensation

In reviewing the 2016 compensation of each of the named executive officers, the Compensation Committee reviewed all components of their respective compensation, including base salary, annual bonus, long-term equity incentive compensation, accumulated realized and unrealized stock option gains, and the dollar value to the executive and cost to the Company of all perquisites and other personal benefits. In addition, the Compensation Committee reviewed each executive officer’s compensation history and performance information and the market data discussed below.

Role of Compensation Consultant and Market Data

In December 2013, the Compensation Committee engaged ChaseCompGroup, LLC (“Chase”) to provide an executive compensation review for its executive management team to identify appropriate compensation levels in the market and recommend compensation programs for fiscal year 2014 and beyond. In addition, the Compensation Committee separately reviewed the overall compensation of the named executive officers in comparison to the compensation of executive officers at Mid-Atlantic banks with total assets comparable to that of the Company during the prior year. The Compensation Committee reviewed the base salary, bonus, value of stock compensation and value of option compensation of similarly-situated executive officers at Mid-Atlantic bank holding companies included in the ABA Compensation and Benefits Survey report. The survey is prepared annually by the ABA and is administered by enetrix, a Division of Gallup, Inc. The survey invitation was extended to over 5,000 banks of which 386 responded. Respondents provided data with respect to each institution’s salary and benefits by position in the organization. The results were reported by size of the institution and by region.

In September 2016, the Compensation Committee also engaged Chase to provide a board compensation review for its directors.

In 2015 and 2016, the Compensation Committee engaged Chase to provide an updated executive compensation review for Ms. Derrico and Mr. Porter to identify appropriate compensation levels in the market and recommend compensation programs for fiscal year 2016 and beyond. Chase created a peer group of fifteen publicly-traded banks, with median assets of $1.2 billion, comprised of the following: WashingtonFirst Bankshares, Inc., American National Bankshares, Inc., Old Line Bancshares, Inc., C&F Financial Corporation, First United Corporation, Middleburg Financial Corporation, Eastern Virginia Bankshares, Inc., National Bankshares, Inc., Community Bankers Trust Corporation, Access National Corporation, Monarch Financial Holdings, Inc., Community Financial Corporation, Xenith Bankshares, Inc., Howard Bancorp, Inc. and Old Point Financial Corporation.

The Company did not benchmark the compensation of its named executive officers to a certain percentage or range of compensation within the market data . Instead, the Compensation Committee used this information as a point of reference for measurement, but not as the determinative factor in setting the compensation of the Company’s named executive officers. The Compensation Committee did not use the compensation data to “target” a specific compensation level for any given executive. Rather, the Compensation Committee uses its understanding of peer group compensation as a starting point for its decision making.

Because the comparative compensation information is just one of the analytical tools that are used in setting named executive officer compensation, the Compensation Committee has discretion in determining the nature and extent of its use. Further, given the limitations associated with comparative pay information for setting individual executive compensation, including the difficulty of assessing and comparing wealth accumulation through equity gains and post-employment amounts, the Compensation Committee may elect not to use the comparative compensation information at all in the course of making compensation decisions.

Other than as described herein, Chase did not provide any additional services to management or the Company in 2016.

In 2015, the Compensation Committee evaluated the independence of Chase in light of SEC rules and Nasdaq listing standards, which require consideration of the following factors: (i) whether any other services are provided to the Company by the consultant; (ii) the fees paid by the Company as a percentage of the consulting firm’s total revenue; (iii) the policies or procedures maintained by the consulting firm that are designed to prevent a conflict of interest; (iv) any business or personal relationships between the individual consultants involved in the engagement and a member of the Committee; (v) any company stock owned by the individual consultants involved in the engagement; and (vi) any business or personal relationships between our executive officers and the consulting firm or the individual consultants involved in the engagement. The Compensation Committee discussed these considerations and concluded that the engagement of Chase and the services provided to the Compensation Committee by Chase did not raise any conflict of interest.

Role of Executives in Establishing Compensation

The Compensation Committee makes all decisions with respect to compensation of the named executive officers, subject to review and approval by the full Board of Directors. The Chairman of the Board and Chief Executive Officer reviews the performance of the Company’s executive officers (other than herself and the President) and, based on that review, provides input regarding the performance of the other executive officers and makes recommendations to the Compensation Committee for compensation amounts payable to the other executive officers of the Company, including the other named executive officers. Neither the Chairman of the Board and Chief Executive Officer nor the President is involved with any aspect of determining her or his own pay.

Consideration of Last Year’s Advisory Stockholder Vote on Executive Compensation

At the 2016 annual meeting of stockholders, approximately 86% of the shares represented and entitled to vote at the annual meeting were voted to approve the compensation of the Company’s named executive officers, as discussed and disclosed in the 2016 Proxy Statement. In considering the results of this advisory vote on executive compensation, the Compensation Committee concluded that the compensation paid to our named executive officers and the Company’s overall pay practices enjoy strong stockholder support. In light of the strong stockholder support of the compensation paid to our named executive officers evidenced by the results of this advisory vote, the Board and the Compensation Committee have not made any specific changes to our executive compensation program for 2016.

At the 2011 annual meeting of stockholders, our stockholders expressed a preference that advisory votes on executive compensation be held on an annual basis. Consistent with this preference, the Board determined to implement an advisory vote on executive compensation on an annual basis until the next required vote on the frequency of stockholder votes on the compensation of executive officers, which our stockholders are voting on at the Annual Meeting.

Components of Executive Compensation

The principal components of the executive compensation program of the Company (through the Bank) are:

•	base salary;

•	cash incentive award;

•	long-term equity incentive awards;

•	perquisites and other personal benefits; and

•	for certain of our named executive officers, a SERP and change in control agreements.

Base Salary

Salaries provide executive officers with a base level of monthly income and help achieve the objectives outlined above by attracting and retaining strong talent. Generally, base salaries are not based on specific measures of corporate performance, but are determined by tenure of service, scope of the position, including current job responsibilities, relative salaries of the Company’s peers and the officer’s individual performance and contribution to the Company. The Company’s base salaries are adjusted based on factors such as individual experience, individual performance, individual potential, cost of living considerations and specific issues particular to the Company as well as the Compensation Committee’s subjective judgment. The Compensation Committee monitors the base salary levels and the various incentives of the named executive officers of the Company to ensure that overall compensation is consistent with the Company’s objectives and remains competitive within the area of the Company’s operations.

As a result of the Compensation Committee’s review of compensation for each named executive officer, as discussed above, the Compensation Committee implemented an increase of 10% in the Chief Executive Officer’s base salary and 6% in the President’s base salary, and increases of approximately 4.5% - 5.0% in the base salaries of the other named executive officers, in each case effective July 2016.

Cash Incentive Awards

The purpose of the cash incentive award is to motivate, reward and retain the named executive officers who are critical to the Company’s ongoing success. In determining the cash incentive, the Compensation Committee takes into consideration the Company’s performance compared to its budget, stockholder return over the long term, the operating ratios of return on assets and return on equity and the efficiency ratio. In setting the goals and measuring an executive’s performance against those goals, the Company considers the performance of its competitors and general economic and market conditions. None of the factors included in the Company’s strategic and business goals are assigned a specific weight. Instead, the Compensation Committee recognizes that the relative importance of these factors may change in order to adapt the Company’s operations to specific business challenges and to reflect changing economic and marketplace conditions. In addition, the Compensation Committee may also perform a subjective evaluation of the extent to which the named executive officers contributed to the enhancement of the Company during an acquisition and/or exhibited team oriented behavior that contributed to the success of the Company. The Compensation Committee considers the Chief Executive Officer’s and President’s participation in the SERP and the benefits to be provided by that plan when determining the cash incentive to be paid to those individuals. As a result of the Compensation Committee’s review of compensation for each named executive officer, as discussed above, as well as a general review of market data for Ms. Derrico and Mr. Porter, the Compensation Committee awarded each of Messrs. Baker, Lagos, Porter and Stevens a cash incentive award of $6,000, $6,000, $182,100 and $5,000, respectively, and for Ms. Derrico, $268,330, as reported in the “Bonus” column of the Summary Compensation table later in this Form 10-K/A.

Long-Term Equity Incentive Awards

The Company maintains an equity compensation program for its named executive officers and other key employees, in order to attract, retain and motivate key employees and enable those persons to participate in the long-term success of the Company. Stock options have been the Company’s only form of long-term incentive compensation, and may be subject to performance-based and/or time-based vesting requirements. Stock options currently outstanding have been granted pursuant to two Company plans: the Company’s 2004 Stock Option Plan (the “2004 Plan”) and the Company’s 2010 Stock Awards and Incentive Plan (the “2010 Plan”). Similar to prior years, the Compensation Committee granted stock options to each of the named executive officers, in 2016, as reported in the Grants of Plan-Based Awards for 2016 table later in this Form 10-K/A.

Perquisites and Employee Benefit Plans

Perquisites represent a small part of the Company’s executive compensation program. The Compensation Committee reviews annually the perquisites provided to the named executive officers, and offers such benefits after consideration of the business need. Currently, the Company provides a car allowance to Mr. Porter and, for Ms. Derrico and Mr. Porter, a part time personal assistant as described in the footnotes to the Summary Compensation Table. The named executive officers are eligible to participate in the same employee benefits plans that are generally available to all Company employees.

Supplemental Executive Retirement Plan (SERP)

Effective August 1, 2007, the Bank entered into a SERP with each of the Chief Executive Officer and the President to encourage such officers to remain employees of the Bank and the Company. The SERP is designed to provide a certain level of post-retirement income to the two individuals who have a significant impact on the long-term growth and profitability of the Company. See “Pension Benefits,” below, for additional information regarding the SERP.

Change in Control Agreements

In 2006, the Company entered into change in control agreements with Ms. Derrico, Mr. Porter and Mr. Baker. The Compensation Committee believes that these agreements are important retention tools and encourage the executive’s attention to the Bank during times that may create personal uncertainties for the executives. See “Potential Benefits Upon Termination or Change in Control,” below, for additional information regarding the change in control agreements.

Merger-Related Compensation

A discussion of the compensation that is or may become payable to the named executive officers that is based on or otherwise relates to the Company’s proposed merger with EVBS will be included in the section entitled “Interests of Certain SONA Directors and Executive Officers in the Merger” in our definitive proxy statement for the special meeting of stockholders to be held in connection with the proposed merger with EVBS.

Summary Compensation Table

The following table provides information regarding the compensation paid or accrued by the Company to or on behalf of the Company’s Chief Executive Officer, Chief Financial Officer and the other three most highly compensated executive officers of the Company (determined as of the end of the last fiscal year) (the “named executive officers”) for the fiscal years ended December 31, 2016, 2015 and 2014. As of the end of the last fiscal year, in addition to the Chief Executive Officer and the Chief Financial Officer, Thomas P. Baker, R. Roderick Porter and William H. Stevens were the only other executive officers of the Company and the Bank.

Name	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)

Thomas P. Baker	2016	204,500	6,000	3,150	—	—	213,650
Senior Vice	2015	197,062	5,000	2,040	—	—	204,102
President and Chief	2014	191,296	5,000	14,400	—	—	210,696
Credit Officer

Georgia S. Derrico	2016	426,888	268,330	15,120	294,481	27,780	1,032,599
Chairman of the	2015	388,080	313,000	12,240	240,127	21,850	975,297
Board and Chief	2014	360,800	62,400	69,120	203,435	24,066	719,821
Executive Officer

William H. Lagos	2016	173,825	6,000	3,780	—	—	183,605
Senior Vice President	2015	166,500	6,000	2,805	—	—	175,305
Chief Financial Officer	2014	158,999	5,000	14,400	—	—	178,399

R. Roderick Porter	2016	294,906	182,100	15,120	200,536	34,980	727,642
President and Chief	2015	276,324	193,000	12,240	162,432	29,050	673,046
Operating Officer	2014	259,995	52,400	69,120	137,042	31,267	549,824

William H. Stevens	2016	184,500	5,000	2,835	—	—	192,335
Executive Vice	2015	175,696	4,500	2,040	—	—	182,236
President and Chief	2014	168,896	3,500	8,640	—	—	181,036
Credit Risk Officer

(1)	Represents the aggregate grant date fair value of stock options awarded pursuant to the Company’s Option Plans in the applicable fiscal year, computed in accordance with ASC Topic 718. Assumptions used in the calculation of the amounts for 2016 are included in Note 13 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2016 included in its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. Assumptions used in the calculation of the amounts for 2015 are included in Note 13 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2015 included in its Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. Assumptions used in the calculation of the amounts for 2014 are included in Note 13 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2014 included in its Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.
(2)	Reflects the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under the SERP.
(3)	For 2016, includes $17,780 for each of Ms. Derrico and Mr. Porter, which is one-quarter of the total 2016 compensation of $71,121 of a bank employee who devotes 25% of her time acting as a personal assistant to Georgia S. Derrico, 25% of her time acting as a personal assistant to R. Roderick Porter and 50% of her time to the Bank. Also includes $10,000 for Ms. Derrico and $10,000 for Mr. Porter pursuant to the Company’s stock matching program. For Mr. Porter, also includes $7,200 for an automobile allowance.

Grants of Plan-Based Awards in Fiscal Year 2016

The following table below sets forth the individual grants of awards made to each of the named executive officers during 2016. All option grants were made under the 2010 Plan.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards ($)(2)
Thomas P. Baker	06/17/16	5,000	11.99	3,150
Georgia S. Derrico	06/17/16	24,000	11.99	15,120
William H. Lagos	06/17/16	6,000	11.99	3,780
R. Roderick Porter	06/17/16	24,000	11.99	15,120
William H. Stevens	06/17/16	4,500	11.99	2,835

(1)	The options vest 20% on each of the first five anniversaries of the grant date.

(2)	Represents the grant date fair value of stock options awarded pursuant to the Company’s 2010 Plan in 2016, computed in accordance with ASC Topic 718. Assumptions used in the calculation of the amounts are included in Note 13 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2016 included in its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table contains information concerning the named executive officers’ outstanding stock options as of December 31, 2016. As of December 31, 2016, the named executive officers did not hold any stock awards.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Thomas P. Baker	2,000	-		9.20	01/23/2018
	2,000	-		5.50	01/27/2019
	2,000	-		8.02	07/29/2019
	3,000	-		7.04	07/27/2020
	15,000	-		7.20	03/21/2021
	4,000	1,000	(1)	7.92	12/05/2022
	3,000	2,000	(2)	9.14	06/21/2023
	2,000	3,000	(3)	10.47	07/22/2024
	1,000	3,000	(4)	11.43	06/19/2025
	-	5,000	(5)	11.99	06/17/2026

Georgia S. Derrico	10,000	-		9.20	01/23/2018
	11,000	-		5.50	01/27/2019
	5,000	-		8.02	07/29/2019
	5,000	-		7.04	07/27/2020
	20,000	-		7.20	03/21/2021
	16,000	4,000	(1)	7.92	12/05/2022
	12,000	8,000	(2)	9.14	06/21/2023
	9,600	14,400	(3)	10.47	07/22/2024
	4,800	19,200	(4)	11.43	06/19/2025
	-	24,000	(5)	11.99	06/17/2026

William H. Lagos	3,500	-		9.20	01/23/2018
	2,000	-		5.50	01/27/2019
	2,000	-		8.02	07/29/2019
	2,500	-		7.04	07/27/2020
	4,000	-		7.20	03/21/2021
	3,200	800	(1)	7.92	12/05/2022
	2,400	1,600	(2)	9.14	06/21/2023
	2,000	3,000	(3)	10.47	07/22/2024
	1,100	4,400	(4)	11.43	06/19/2025
	-	6,000	(5)	11.99	06/17/2026

R. Roderick Porter	10,000	-		9.20	01/23/2018
	11,000	-		5.50	01/27/2019
	5,000	-		8.02	07/29/2019
	5,000	-		7.04	07/27/2020
	20,000	-		7.20	03/21/2021
	16,000	4,000	(1)	7.92	12/05/2022
	12,000	8,000	(2)	9.14	06/21/2023
	9,600	14,400	(3)	10.47	07/22/2024
	4,800	19,200	(4)	11.43	06/19/2025
	-	24,000	(5)	11.99	06/17/2026

William H. Stevens	1,500	-		9.20	01/23/2018
	1,500	-		5.50	01/27/2019
	1,500	-		7.04	07/27/2020
	2,000	500	(1)	7.92	12/05/2022
	1,500	1,000	(2)	9.14	06/21/2023
	1,200	1,800	(3)	10.47	07/22/2024
	800	3,200	(4)	11.43	06/19/2025
	-	4,500	(5)	11.99	06/17/2026

(1)	The options vest on December 5, 2017.

(2)	The options vest in two equal installments on each of June 21, 2017 and 2018.

(3)	The options vest in three equal installments on each of July 22, 2017, 2018 and 2019.

(4)	The options vest in four equal installments on each of June 19, 2017, 2018, 2019 and 2020.

(5)	The options vest in five equal installments on each of June 17, 2017, 2018, 2019, 2020 and 2021.

Pension Benefits

The table below shows the present value of accumulated benefits payable to each of Ms. Derrico and Mr. Porter, and the number of years of service credited to each such named executive officer under his or her supplemental executive retirement agreement (“SERP”). Messrs. Baker, Lagos and Stevens do not participate in a SERP.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit($)(1)	Payments During Last Fiscal Year($)
Thomas P. Baker	—	—	—	—
Georgia S. Derrico	SERP	9.42	1,462,400	—
William H. Lagos	—	—	—	—
R. Roderick Porter	SERP	9.42	1,060,765	—
William H. Stevens	—	—	—	—

(1)	Reflects the amounts accrued by the Company for the named executive officer’s accumulated benefit under the Supplemental Executive Retirement Plan, for the period from August 1, 2007, the effective date of the SERP, through December 31, 2016. The vested benefit accruals are based upon a schedule that will not vary due to any changes with general interest rate or discount rates used in the marketplace.

Ms. Derrico’s and Mr. Porter’s individual SERPs are unfunded nonqualified deferred compensation plans for purposes of Title I of ERISA. The SERPs were originally effective August 1, 2007 and provide that if the executive remains in employment through August 1, 2017, the executive will be entitled to ten annual payments beginning on the first day of the seventh month following the executive’s separation from service in an annual amount equal to $137,357 for Ms. Derrico and $106,330 for Mr. Porter. The SERPs were amended effective April, 2010 to increase the amounts to $159,701 for Ms. Derrico and to $123,627 for Mr. Porter. In 2014, the SERPs were amended to increase the amounts to $203,742 for Ms. Derrico and to $146,816 for Mr. Porter. The SERPs were further amended effective September 1, 2015 to increase the amounts to $213,582 for Ms. Derrico and to $153,964 for Mr. Porter. The annual benefit is designed to replace 50% of each executive’s estimated salary as of retirement.

The SERPs also provide that in the event of the executive’s death prior to August 1, 2017, the executive’s beneficiary will receive a lump sum payment of the executive’s accrued benefit under the SERP as of the executive’s death. If the executive dies subsequent to the commencement of his or her ten annual payments, the remainder of the payments will be made to the executive’s beneficiary. If the executive becomes disabled prior to August 1, 2017, the executive will receive a lump sum payment of his or her accrued benefit as of the date of disability payable when the executive reaches age 65 or, if later, the first day of the month following the executive’s disability. If the executive has a separation from service prior to August 1, 2017, the executive will receive his or her accrued benefit payable in ten annual installments and beginning the first day of the seventh month following the executive’s separation from service. If the separation from service follows a change in control, the executive will receive the full normal retirement benefit payable in ten annual installments and beginning the first day of the seventh month following the executive’s separation from service. The executives are always 100% vested in their accrued benefits under the SERPs.

Potential Payments Upon Termination or Change in Control

Change in Control Agreements

In August 2006, the Company and the Bank entered into change in control agreements with Ms. Derrico, Mr. Porter and Mr. Baker. These agreements provide such officers certain lump sum cash payments in the event the officer’s employment is terminated without cause at any time or if, following a change in control, such employment is terminated by the executive for “good reason” and the officer signs the form of mutual general release.

For purposes of the change in control agreements, “cause” is defined as:

•	the officer’s commission of a willful act (including, without limitation, a dishonest or fraudulent act which dishonest or fraudulent act results in personal gain to the officer) or a grossly negligent act, or the willful or grossly negligent omission to act by the officer, which causes material financial or reputational harm to the Company or an affiliate of the Company;

•	the officer’s conviction of, or plea of nolo contendere to, any felony involving dishonesty or fraud or that causes significant material financial or reputational injury to the Company or an affiliate; or

•	the officer’s willful neglect of, or continued failure to substantially perform, in any material respect, his or her duties (as assigned to the officer from time to time) or obligations, including a material violation of the Company’s or an affiliate’s policy or procedures to the Company or an affiliate other than any such failure resulting from the officer’s incapacity due to physical or mental illness.

Under the change in control agreements, “good reason” is defined as one of the following events, without the written consent of the officer, following a Change in Control:

•	the assignment to the officer of duties materially inconsistent with the officer’s then-current level of authority or responsibilities, or any other action by the Company or an affiliate that results in a material diminution in the officer’s position, compensation, authority, duties or responsibilities;

•	a breach by the Company or an affiliate of any material term or covenant of any agreement with the officer;

•	a requirement that the officer be based at any office or location that is more than twenty-five (25) miles from the officer’s principal office location immediately preceding a change in control; or

•	a failure by any successor (whether direct or indirect by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company or the affiliate employing the officer to assume expressly and agree to perform the change in control agreement in the same manner and to the same extent that the Company or any affiliate would be required to perform it if no such succession had taken place.

Under the change in control agreements, a “Change in Control” is defined generally to mean a change in the ownership of the Company or the Bank, a change in the effective control of the Company or the Bank or a change in the ownership of a substantial portion of the assets of the Company or the Bank as provided under Section 409A of the Internal Revenue Code of 1986, as amended from time to time (the “Code”). A Change in Control will not be deemed to have occurred as a result of any acquisition of securities or assets of the Company, the Bank, or a subsidiary of either of them, by the Company, the Bank, or any subsidiary of either of them, or by any employee benefit plan maintained by any of them.

Upon a qualifying termination, the executive will receive a lump sum cash payment equal to a multiple (three times for Ms. Derrico, two times for Mr. Porter and 1.5 times for Mr. Baker) of the sum of his or her annual base salary and target bonus as set by the Board, or if the Board has not set a target bonus, the bonus paid by the Company or the Bank for the year prior to the year in which termination occurs. In addition to the cash payment, the executives will receive continuation of health insurance for a period ending on the earlier of (x) the date of receipt of comparable benefits from a new employer or (y) 24 months. The agreement also provides that the executive’s equity awards will become fully-vested. The Company and the Bank have also agreed to pay the excise tax that may be levied on “excess parachute payments” under Section 4999 of the Code, plus all taxes on such payments (known as a “gross-up payment”). All such payments and benefits are subject to any prohibitions, limitations and restrictions that may be applicable under the Federal Deposit Insurance Act and the regulations of the FDIC. The officers will also be entitled to the indemnity provided by the Company’s Articles of Incorporation, as amended, and Amended and Restated Bylaws and to any directors and officers liability insurance to the same extent, upon a change in control, as other of the Company’s or affiliate’s directors and officers are covered.

In consideration of these benefits, the officers have agreed:

•	to maintain the confidentiality of the Company’s and the Bank’s trade secrets;

•	not to compete with the Company and the Bank for the longer of 12 months after termination of employment or the period during which payments under the change in control agreement are being made (the “Restricted Period”);

•	not to solicit the Company’s or the Bank’s employees during the Restricted Period;

•	not to solicit the Company’s or the Bank’s customers during the Restricted Period; and

•	to sign a mutual general release, releasing the Company and the Bank of all potential claims relating to the officer’s employment and covenanting not to sue the Company or the Bank on any such claims.

The table below reflects estimates of the amount of compensation that would be payable to Ms. Derrico and Messrs. Porter and Baker upon a qualifying termination under the change in control agreements on December 31, 2016, and does not take into account compensation that is or may become payable to the named executive officers that is based on or otherwise relates to the Company’s proposed merger with EVBS or any new compensation arrangements entered into in connection with such proposed merger. Actual amounts that would be paid out can only be determined at the time of such qualifying termination.

Name	Salary and Bonus ($)(1)	Health Insurance Benefits ($)(2)	Value of Unvested Equity Awards ($)(3)	280G Gross- Up Payment ($)(4)	Sum of Termination Benefits under Change in Control Agreement ($)
Georgia Derrico	2,280,648	16,541	374,480	1,273,207	3,944,876
R. Roderick Porter	993,000	16,541	374,480	489,354	1,873,375
Thomas P. Baker	321,000	16,541	76,910	-	414,451

(1)	Reflects an amount equal to three times, in the case of Ms. Derrico, two times, in the case of Mr. Porter, and 1.5 times, in the case of Mr. Baker, the sum of annual base salary as of December 31, 2016 plus the actual bonus awarded for 2015.

(2)	Reflects the cost of continuing to provide the executive with health insurance for 24 months.

(3)	Reflects the value of unvested stock options based on the spread between the exercise price and $16.34, the closing price of the Company’s Common Stock on the NASDAQ Global Market on December 30, 2016, the last trading day of the 2016 fiscal year.

(4)	Reflects the estimated 280G gross-up payment, which is a payment that may be made only in the context of a change in control, based upon a 280G excise tax rate of 20%, a 39.6% federal income tax rate, a 2.35% Medicare tax rate and a 5.75% state income tax rate.

Supplemental Executive Retirement Plans

As described earlier in this Form 10-K/A, effective August 1, 2007, the Bank entered into a SERP with each of Ms. Derrico and Mr. Porter. In the event of the executive’s termination of employment following a change in control of the Company, the executive would be entitled to receive his or her full normal retirement benefit under the SERP, regardless of the time of the change in control, payable in ten annual installments and beginning the first day of the seventh month following the executive’s separation from service. Assuming that these conditions for a payment under the SERP had been met as of December 31, 2016, Ms. Derrico and Mr. Porter would have been entitled to receive from the Bank an annual payment equal to $213,582 and $153,964, respectively, beginning seven months after termination and continuing for ten years. If the above payments constituted parachute payments under Section 280G of the Code, Ms. Derrico and Mr. Porter would also be entitled to receive gross-up payments to cover the applicable amount of taxes.

In the event of the executive’s termination of employment not for cause (as defined in the SERP), death, or disability, in each case prior to a change in control, the executive would be entitled to receive his or her accrued benefits under the SERP calculated as of the date of termination. The accrued benefit is the benefit accrued and recorded by the Company on behalf of the officer pro-rated based on the number of full months the officer was employed during the year of termination. Assuming that these conditions for a payment under the SERP had been met as of December 31, 2016, Ms. Derrico and Mr. Porter would have been entitled to receive from the Bank a payment equal to $1,462,400 and $1,060,7665, respectively, paid out in ten equal annual installments. In the event of the executive’s termination of employment for cause (as defined in the SERP), the executive would forfeit his or her SERP benefits.

For additional information regarding the SERP, please see the Pension Benefits Table earlier in this Form 10-K/A.

Treatment of Stock Options upon a Change in Control

For all stock options granted under the 2004 Plan, the individual award agreements between the Company and the executive provide that if a tender offer or exchange offer for shares of the Company’s Common Stock (other than such an offer by the Company) is commenced, or if the stockholders of the Company approve an agreement providing either for a transaction in which the Company will cease to be an independent publicly-owned institution or for the sale or other disposition of all or substantially all of the assets of the Company, all outstanding stock options will immediately vest and become fully exercisable.

For all stock options granted under the 2010 Plan, the individual award agreements between the Company and the executive provide that if any of the following change of control events occurs, all outstanding options will immediately vest and become exercisable: (i) the Company is not the surviving entity in any merger, consolidation or other reorganization (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of the Company), (ii) the Company’s subsidiary bank is merged or consolidated into, or otherwise acquired by, an entity other than a wholly-owned subsidiary of the Company, (iii) the Company sells, leases or exchanges all or substantially all of its assets to any other person or entity (other than a wholly-owned subsidiary of the Company), (iv) the Company is to be dissolved and liquidated, (v) any person or entity, including a “group” as contemplated by Section 13(d)(3) of the 1934 Act, acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the outstanding shares of the Company’s voting stock (based upon voting power), or (vi) as a result of or in connection with a contested election of directors, the persons who were directors of the Company before such election cease to constitute a majority of the Board.

Assuming such an event occurred on December 31, 2016, Ms. Derrico and Messrs. Baker, Lagos, Porter and Stevens would have received a benefit of $374,480, $76,910, $83,570, $374,480 and $57,263, respectively, which reflects the value of unvested stock options based on the spread between the exercise price and $16.34, the closing price of the Company’s Common Stock on the NASDAQ Global Market on December 30, 2016, the last trading day of the 2016 fiscal year.

Treatment of Stock Options upon Termination of Employment Without a Change in Control, Death or Disability

Pursuant to the 2004 and 2010 Plan, if the executive ceases to be a director or employee of the Company for any reason other than death or disability, he may, at any time within three months after his date of termination, or such longer period as may be determined by the Compensation Committee, exercise any option only to the extent it was vested and he was entitled to exercise the option on the date of termination. Any options which are not so exercised will terminate and be forfeited. If the executive dies or ceases to be a director, officer or employee of the Company due to his disability, all of his or her unvested options will immediately become vested and exercisable and the executive, or the person or persons to whom the option is transferred by will or by the laws of descent and distribution, may, at any time within 12 months after the death or date of termination, or such longer period as may be determined by the Compensation Committee, exercise any option with respect to all shares subject thereto. Any options which are not so exercised will terminate and be forfeited. Assuming the executive’s death or disability occurred on December 31, 2016, Ms. Derrico and Messrs. Baker, Lagos, Porter and Stevens would have received a benefit $374,480, $76,910, $83,570, $374,480 and $57,263, respectively, which reflects the value of unvested stock options based on the spread between the exercise price and $16.34, the closing price of the Company’s Common Stock on the NASDAQ Global Market on December 30, 2016, the last trading day of the 2016 fiscal year. Any options which are not exercised within the periods described above (three months for termination other than death or disability and one year due to death or disability) will terminate and be forfeited.

Merger-Related Compensation

A discussion of the compensation that is or may become payable to the named executive officers that is based on or otherwise relates to the Company’s proposed merger with EVBS will be included in the section entitled “Interests of Certain SONA Directors and Executive Officers in the Merger” in our definitive proxy statement for the special meeting of stockholders to be held in connection with the proposed merger with EVBS.

DIRECTOR COMPENSATION

Our cash compensation for non-employee directors serving on the Board of Directors consisted of an annual retainer fee of $20,000 each during the first half of 2016, and each Board committee chairperson received an annual retainer fee of $22,000, in each case payable quarterly. Effective for SONA board and committee meetings in the second half of 2016, non-employee members of the board of directors of SONA received an annual retainer of $25,000 each and the chairman of each board committee received an annual retainer of $27,000, in each case payable quarterly. In 2016, directors of the Company did not receive a fee for attending Company Board meetings or Company committee meetings. All of the directors of the Company are also directors of the Bank. Each non-employee director of the Bank received a fee of $1,000 for each Bank Board meeting attended and $500 for each Bank Committee meeting attended. Each non-employee director of the Bank also receives reimbursement for any travel, food and lodging expenses. Any non-employee directors who attended either Bank Board or Bank committee meetings by conference telephone received one-half of the fees for such meetings. Directors who are also employees of the Company or the Bank received no additional compensation for their service as a director.

To encourage stock ownership by its directors, the Bank maintains a stock matching program pursuant to which it funds the purchase of additional shares of Company common stock on behalf of a director in an amount equal to 66% of the shares of Company common stock otherwise purchased by the director, up to an annual value of $10,000 per director.

The following table contains information concerning the compensation of the directors of the Company and the Bank for the fiscal year ended December 31, 2016. The named executive officers who also serve as directors did not receive any compensation for their service as directors for the fiscal year ended December 31, 2016.

2016 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Frederick L. Bollerer	29,500	-	10,000	39,500
Neil J. Call	30,250	-	10,000	40,250
Robert Y. Clagett	32,250	-	10,000	42,250
John J. Forch	36,000	-	10,000	46,000
W. Bruce Jennings	34,000	-	-	34,000
Charles A. Kabbash	34,500	-	10,000	44,500

(1)	Non-employee directors were not awarded stock options or stock awards in 2016. As of December 31, 2016, our directors held the following aggregate number of stock options: Mr. Bollerer, 4,500; Mr. Call, 6,600; Mr. Clagett, none; Mr. Forch, 8,600; Mr. Jennings, 5,500; and Mr. Kabbash, 7,600. As of December 31, 2016, our directors did not hold any stock awards.

(2)	Represents the value of the shares of Company common stock purchased by the director for which the Bank provided funding pursuant to the Company’s stock matching program described above.

Compensation Committee

The members of the Compensation Committee are currently John J. Forch (Chairman), Neil J. Call, Frederick L Bollerer and Charles A. Kabbash, all of whom the Board has determined to be “independent directors” as defined under the NASDAQ Stock Market listing standards. The Compensation Committee is responsible for overseeing the development and implementation of the Company’s compensation programs, reviewing and approving corporate goals and objectives relevant to the compensation of the Bank’s senior management, which includes the Company’s named executive officers, evaluating the performance of senior management and determining and approving the compensation level for the Chief Executive Officer, and making recommendations regarding compensation of other executive officers and certain compensation plans to the Board. In addition, the Compensation Committee is responsible for the oversight of succession planning for the Company and the Bank. The Compensation Committee operates pursuant to a written charter, a copy of which is available electronically in the corporate governance section of the Investor Relations page of the Company’s website at www.sonabank.com. The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the committee. In 2016, the Compensation Committee met two times.

COMPENSATION COMMITTEE REPORT

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Form 10-K/A or future filings with the Securities and Exchange Commission, in whole or in part, the following report of the Compensation Committee shall not be deemed to be incorporated by reference into any such filing.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report for the fiscal year ended December 31, 2016.

The Compensation Committee

John J. Forch (Chairman)
Neil J. Call
Charles A. Kabbash
Frederick L. Bollerer

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2016, no executive officer of the Company served as (1) a member of a compensation committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on the Company’s Compensation Committee, (2) a director of another entity, one of whose executive officers served on the Company’s Compensation Committee or (3) a member of the compensation committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of the Company. In addition, none of the members of the Compensation Committee (a) was an officer or employee of the Company or any of its subsidiaries in 2016; (b) was formerly an officer or employee of the Company or any of its subsidiaries or (c) had any relationship that required disclosure under “Certain Relationships and Related Party Transactions.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016 regarding the Company’s equity compensation plans under which our equity securities are authorized for issuance:

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

BENEFICIAL OWNERSHIP OF COMMON STOCK BY
MANAGEMENT OF THE COMPANY AND PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of the Company Common Stock as of April 26, 2017, by (1) each director and named executive officer of the Company, (2) each person who is known by the Company to own beneficially 5% or more of the Common Stock and (3) all directors and named executive officers as a group. Unless otherwise indicated, based on information furnished by such stockholders, management of the Company believes that each person has sole voting and dispositive power over the shares indicated as owned by such person and the address of each stockholder is the same as the address of the Company.

Name	Position With the Company and the Bank	Number of Shares of Common Stock Owned		Percentage Beneficially Owned (1)
5% or Greater Holders:

E.S. Barr & Company	Investor	650,739	(2)	5.3%
1999 Richmond Road, Suite 1B Lexington, Kentucky 40502

Corbyn Investment Management, Inc., et al	Investor	613,394	(3)	5.0%
Suite 108 2330 W. Joppa Road Lutherville, Maryland 21093

Directors and Executive Officers:

Georgia S. Derrico(4)	Chairman of the Board and Chief Executive Officer of the Company and the Bank	726,143	(5)	5.9%

R. Roderick Porter(4)	Vice Chairman of the Board and President and Chief Operating Officer of the Company and the Bank	726,143	(6)	5.9%

Neil J. Call	Director of the Company and the Bank	126,598	(7)	1.0%

Charles A. Kabbash	Director of the Company and the Bank	107,070	(8)	*

John J. Forch	Director of the Company and the Bank	57,311	(9)	*

Frederick L. Bollerer	Director of the Company and the Bank	27,746	(10)	*

W. Bruce Jennings	Director of the Company and the Bank	39,833	(11)	*

Robert Y. Clagett	Director of the Company and the Bank	23,795		*

William H. Lagos	Senior Vice President and Chief Financial Officer of the Company and the Bank	58,652	(12)	*

William H. Stevens	Executive Vice President and Chief Credit Risk Officer of the Bank	24,017	(13)	*

Thomas P. Baker	Senior Vice President and Chief Credit Officer of the Bank	61,139	(14)	*

Directors and Named Executive Officers as a Group (11 persons)		1,252,304		10.2%

*	Indicates ownership which does not exceed 1.0%.
(1)	The percentage beneficially owned was calculated based on 12,330,043 shares of Company Common Stock outstanding as of April 26, 2017 and assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of Company Common Stock held by such stockholder or group and exercisable within 60 days of April 26, 2017.

(2)	The information regarding beneficial ownership is included in reliance on a Schedule 13G filed with the SEC on February 14, 2017 jointly by E.S. Barr & Company, Edward S. Barr and E.S. Barr Holdings, LLC. The shares reflected in the table as of December 31, 2016 are held in the aggregate in numerous accounts of clients of E.S. Barr & Company, a registered investment adviser which has the power to direct the disposition of such shares. E.S. Barr Holdings, LLC owns all of the outstanding shares of common stock of E.S. Barr & Company. Edward S. Barr is the President and a director of E.S. Barr & Company and is a manager and majority equity holder of E.S. Barr Holdings, LLC. In addition, 14,080 shares of Common Stock are held by Mr. Barr individually. E.S. Barr Holdings, LLC and Mr. Barr disclaim beneficial ownership of any shares of Common Stock not held of record by them.

(3)	The information regarding beneficial ownership is included in reliance on a Schedule 13G filed with the SEC on January 24, 2017 jointly on behalf of Corbyn Investment Management, Inc., et al, Corbyn Investment Management, Inc. and Greenspring Fund, Inc. (collectively, the “Corbyn Group”). The Corbyn Group may be deemed to have beneficial ownership of the shares reflected in the table as of December 31, 2016. The Corbyn Group reported aggregate beneficial ownership of 613,394 shares, or 5.0% of the Company’s common stock as of such date.

(4)	Ms. Derrico and Mr. Porter are married. Ms. Derrico and Mr. Porter together beneficially own 11.8% of the outstanding shares of Common Stock.

(5)	Includes (a) 374,302 shares of Common Stock held jointly with Mr. Porter, (b) 105,375 shares of Common Stock held of record by an IRA account for the benefit of Ms. Derrico, (c) 45,235 shares of Common Stock held of record by an IRA account for the benefit of Mr. Porter, (d) 6,814 shares of Common Stock held of record by the Company’s 401(k) Plan as custodian for Ms. Derrico, (e) 6,867 shares of Common Stock held of record by the Company’s 401(k) Plan as custodian for Mr. Porter, (f) 93,400 shares of Common Stock which may be acquired upon the exercise of stock options granted to Ms. Derrico under the Option Plans and (g) 93,400 shares of Common Stock which may be acquired upon the exercise of stock options granted to Mr. Porter under the Option Plans.

(6)	Includes (a) 374,302 shares of Common Stock held jointly with Ms. Derrico, (b) 45,235 shares of Common Stock held of record by an IRA account for the benefit of Mr. Porter, (c) 105,375 shares of Common Stock held of record by an IRA account for the benefit of Ms. Derrico, (d) 6,867 shares of Common Stock held of record by the Company’s 401(k) Plan as custodian for Mr. Porter, (e) 6,814 shares of Common Stock held of record by the Company’s 401(k) Plan as custodian for Ms. Derrico, (f) 93,400 shares of Common Stock which may be acquired upon the exercise of stock options granted to Mr. Porter under the Option Plans and (g) 93,400 shares of Common Stock which may be acquired upon the exercise of stock options granted to Ms. Derrico under the Option Plans.

(7)	Includes (a) 4,800 shares of Common Stock which may be acquired upon the exercise of stock options granted to Mr. Call under the Option Plans and (b) 18,700 shares of Common Stock held jointly by Mr. Call and his spouse.

(8)	Includes (a) 32,303 shares of Common Stock held jointly by Mr. Kabbash and his spouse, (b) 11,520 shares of Common Stock held of record by an IRA account for the benefit of Mr. Kabbash, (c) 6,862 shares of Common Stock held of record by an IRA account for the benefit of Mr. Kabbash’s spouse, (d) 11,000 shares of Common Stock held in The Charles A. Kabbash Revocable Trust and (e) 2,800 shares of Common Stock which may be acquired upon the exercise of stock options granted to Mr. Kabbash under the Option Plans.

(9)	Includes (a) 5,000 shares of Common Stock held of record by an IRA account for the benefit of Mr. Forch, (b) 6,800 shares of Common Stock which may be acquired upon the exercise of stock options granted to Mr. Forch under the Option Plans, (c) 810 shares of Common Stock held of record in a profit sharing plan and (d) 44,701 shares of Common Stock held jointly by Mr. Forch and his spouse.

(10)	Includes 14,157 shares of Common Stock held of record by an IRA account for the benefit of Mr. Bollerer.

(11)	Includes (a) 11,000 shares of Common Stock held in the W. Bruce Jennings Revocable Living Trust, of which Mr. Jennings is the trustee, (b) 18,533 shares of Common Stock held in the WBJ Irrevocable Trust, of which Mr. Jennings is the trustee, (c) 5,500 shares of Common Stock held of record by an IRA account for the benefit of Mr. Jennings and (d) 4,800 shares of Common Stock which may be acquired upon the exercise of stock options granted to Mr. Jennings under the Option Plans.

(12)	Includes (a) 2,795 shares of Common Stock held of record by the Company’s 401(k) Plan as custodian for Mr. Lagos and (b) 22,700 shares of Common Stock which may be acquired upon exercise of stock options granted to Mr. Lagos under the Option Plans.

(13)	Includes (a) 4,454 shares of Common Stock held of record by the Company’s 401(k) Plan as custodian for Mr. Stevens, (b) 1,492 shares of Common Stock held of record by an IRA account for the benefit of Mr. Stevens and (c) 10,000 shares of Common Stock which may be acquired upon exercise of stock options granted to Mr. Stevens under the Option Plans.

(14)	Includes (a) 4,418 shares of Common Stock held of record by the Company’s 401(k) Plan as custodian for Mr. Baker, (b) 721 shares of Common Stock held of record by an IRA account for the benefit of Mr. Baker and (c) 34,000 shares of Common Stock which may be acquired upon exercise of stock options granted to Mr. Baker under the Option Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Related Party Employees

R. Devon Porter, the son of both Georgia Derrico, the Chairman of the Board and Chief Executive Officer of the Company and the Bank, and R. Roderick Porter, a director and President and Chief Operating Officer of the Company and the Bank, is employed as a Senior Vice President of the Bank and is Secretary of the Company and the Bank, and received a salary, bonus and stock awards totaling approximately $141,895 in 2016, as well as benefits consistent with those provided to other employees with equivalent qualifications and responsibilities.

Relationships in the Ordinary Course

Many of the directors and executive officers of the Company and the Bank and their associates, which include corporations, partnerships and other organizations in which they are officers or partners or in which they and their immediate families have at least a 5% interest, are customers of the Bank. Loans to directors and executive officers and certain significant stockholders of the Company and the Bank are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by the Bank to executive officers, directors and certain significant stockholders of the Company and the Bank satisfy the following standards: the loans (i) are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons unaffiliated with the Company and (ii) do not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2016, there were no such loans outstanding, but the Company expects the Bank to have such transactions or transactions on a similar basis with the directors, executive officers and certain significant stockholders of the Company and the Bank and their associates in the future.

Policy Concerning Related Party Transactions

Pursuant to the Company’s policy, the Board of Directors is required to review all related party transactions for potential conflicts of interest. Under the policy, any related party transaction may be consummated or may continue only (1) if the Board approves or ratifies such transaction and if the transaction is on terms comparable to those that could be obtained in arms’-length dealings with an unrelated third party, (2) if the transaction involves compensation that has been approved by the Company’s Compensation Committee or (3) if the transaction has been approved by the disinterested members of the Board of Directors. The Board may approve or ratify the related party transaction only if the Board determines that, under all of the circumstances, the transaction is in the best interests of the Company.

Item 14. Principal Accountant Fees and Services

FEES AND SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2016 and 2015 by Dixon Hughes Goodman LLP:

	2016	2015
Audit fees(1)	$252,000	$242,500
Audit related fees(2)	22,500	20,000
Tax fees	—	—
All other fees	—	—

(1)	Includes fees billed for professional services rendered in connection with the audits of the Company’s annual consolidated financial statements, audit of internal control over financial reporting and quarterly reviews of the Company’s consolidated financial statements.

(2)	Includes fees billed for professional services rendered in connection with the audit of the Company’s employee benefit plan.

The Audit Committee will consider, on a case-by-case basis, and approve, if appropriate, all audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Pre-approval of such services is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such services provided to the Company must constitute not more than five percent of the total amount of revenues paid by the Company to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided; such services were not recognized by the Company at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Committee or by one or more members of the Committee to whom authority to grant such approval has been delegated by the Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.

By:	/s/ Georgia S. Derrico	Date: May 1, 2017
Georgia S. Derrico Chairman of the Board and Chief Executive Officer (Principal Executive Officer)