Form 10-Q
period 2017-03-31
Southern National Bancorp of Virginia Inc
filed 2017-05-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐

Non-accelerated filer ☐	An emerging growth company ☐

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2017, there were 12,340,993 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

March 31, 2017

INDEX

PAGE

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	2
Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017 and 2016	3
Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	5
Notes to Consolidated Financial Statements	6-26

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-36

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	37-39

Item 4 – Controls and Procedures	40

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	40

Item 1A – Risk Factors	40

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3 – Defaults Upon Senior Securities	40

Item 4 – Mine Safety Disclosures	40

Item 5 – Other Information	40

Item 6 – Exhibits	40

Signatures	42

Certifications

ITEM I - FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts) (Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$3,901	$4,656
Interest-bearing deposits in other financial institutions	31,518	42,736
Total cash and cash equivalents	35,419	47,392

Securities available for sale, at fair value	4,238	3,918

Securities held to maturity, at amortized cost (fair value of $87,054 and $83,344, respectively)	89,003	85,300

Covered loans	25,666	28,180
Non-covered loans	948,556	902,235
Total loans	974,222	930,415
Less allowance for loan losses	(8,678)	(8,610)
Net loans	965,544	921,805

Stock in Federal Reserve Bank and Federal Home Loan Bank	8,917	7,929
Equity investment in mortgage affiliate	4,150	4,629
Preferred investment in mortgage affiliate	2,555	2,555
Bank premises and equipment, net	8,083	8,227
Goodwill	10,514	10,514
Core deposit intangibles, net	825	874
FDIC indemnification asset	1,920	2,111
Bank-owned life insurance	23,989	23,826
Other real estate owned	8,265	8,617
Deferred tax assets, net	6,669	6,780
Other assets	7,242	7,966

Total assets	$1,177,333	$1,142,443

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing demand deposits	$101,674	$88,783
Interest-bearing deposits:
NOW accounts	26,287	26,338
Cash management accounts	10,252	9,658
Money market accounts	127,052	129,835
Savings accounts	53,949	52,755
Time deposits	577,003	605,613
Total interest-bearing deposits	794,543	824,199
Total deposits	896,217	912,982

Federal Home Loan Bank (FHLB) advances - short term	116,000	95,000
Subordinated notes	26,075	-
Other liabilities	10,753	8,117
Total liabilities	1,049,045	1,016,099

Commitments and contingencies (See Note 5)	-	-

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 12,330,043 shares at March 31, 2017 and 12,263,643 at December 31, 2016	123	123
Additional paid in capital	105,544	104,884
Retained earnings	23,195	22,126
Accumulated other comprehensive loss	(574)	(789)
Total stockholders' equity	128,288	126,344

Total liabilities and stockholders' equity	$1,177,333	$1,142,443

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 31,

	2017	2016

Interest and dividend income :
Interest and fees on loans	$11,761	$10,757
Interest and dividends on taxable securities	538	681
Interest and dividends on tax exempt securities	84	84
Interest and dividends on other earning assets	162	151
Total interest and dividend income	12,545	11,673
Interest expense:
Interest on deposits	2,160	1,812
Interest on subordinated notes	329	-
Interest on other borrowings	165	150
Total interest expense	2,654	1,962

Net interest income	9,891	9,711

Provision for loan losses	550	625
Net interest income after provision for loan losses	9,341	9,086

Noninterest income (loss):
Account maintenance and deposit service fees	213	223
Income from bank-owned life insurance	163	174
Equity (loss) income from mortgage affiliate	(479)	80
Other	36	24

Total noninterest (loss) income	(67)	501

Noninterest expenses:
Salaries and benefits	2,898	3,128
Occupancy expenses	791	809
Furniture and equipment expenses	247	189
Amortization of core deposit intangible	49	62
Virginia franchise tax expense	111	97
FDIC assessment	137	146
Data processing expense	208	172
Telephone and communication expense	162	187
Amortization of FDIC indemnification asset	191	216
Net loss on other real estate owned	53	120
Merger expenses	323	-
Other operating expenses	883	907
Total noninterest expenses	6,053	6,033
Income before income taxes	3,221	3,554
Income tax expense	1,167	989
Net income	$2,054	$2,565
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	$322	$(337)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	-	-
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	3	3
Net unrealized gain (loss)	325	(334)
Tax effect	(110)	114
Other comprehensive income (loss)	215	(220)
Comprehensive income	$2,269	$2,345
Earnings per share, basic	$0.17	$0.21
Earnings per share, diluted	$0.16	$0.21

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance - December 31, 2016	$123	$104,884	$22,126	$(789)	$126,344
Comprehensive income:
Net income			2,054		2,054
Change in unrealized loss on securities available for sale (net of tax benefit, $109)				213	213
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $1 and accretion, $2 and amounts recorded into other comprehensive income at transfer)				2	2
Dividends on common stock ($.08 per share)			(985)		(985)
Issuance of common stock for warrants exercised (49,500 shares)		449			449
Issuance of common stock under Stock
Incentive Plan (16,900 shares)		151			151
Stock-based compensation expense		60			60

Balance - March 31, 2017	$123	$105,544	$23,195	$(574)	$128,288

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(dollars in thousands) (Unaudited)

	2017	2016

Operating activities:
Net income	$2,054	$2,565
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	179	208
Amortization of core deposit intangible	49	62
Other amortization, net	54	-
Accretion of loan discount	(349)	(502)
Amortization of FDIC indemnification asset	191	216
Provision for loan losses	550	625
Earnings on bank-owned life insurance	(163)	(174)
Equity loss (income) on mortgage affiliate	479	(80)
Stock based compensation expense	60	79
Net loss on other real estate owned	53	120
Net decrease (increase) in other assets	720	(1,549)
Net increase in other liabilities	2,636	734
Net cash and cash equivalents provided by operating activities	6,513	2,304
Investing activities:
Purchases of held to maturity securities	(9,950)	(10,994)
Proceeds from paydowns, maturities and calls of held to maturity securities	6,204	9,059
Loan originations and payments, net	(43,940)	(41,212)
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(988)	(660)
Proceeds from sale of other real estate owned	298	357
Purchases of bank premises and equipment	(35)	(70)
Net cash and cash equivalents used in investing activities	(48,411)	(43,520)
Financing activities:
Net (decrease) increase in deposits	(16,765)	32,244
Cash dividends paid - common stock	(985)	(979)
Issuance of common stock for warrants exercised	449	-
Issuance of common stock under Stock Incentive Plan	151	75
Issuance of subordinated notes net of cost	26,075	-
Net increase in short-term borrowings	21,000	13,664
Net cash and cash equivalents provided by financing activities	29,925	45,004
(Decrease) Increase in cash and cash equivalents	(11,973)	3,788
Cash and cash equivalents at beginning of period	47,392	30,336
Cash and cash equivalents at end of period	$35,419	$34,124

Supplemental disclosure of cash flow information
Cash payments for:
Interest	$2,290	$1,903
Income taxes	-	700
Supplemental schedule of noncash investing and financing activities
Transfer from covered loans to other real estate owned	-	144

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017

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

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“U. S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Southern National’s Form 10-K for the year ended December 31, 2016.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-1, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-1: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. SNBV is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Management currently anticipates recognizing a right-of-use asset and a lease liability associated with its long-term operating leases and is in the process of inventorying and categorizing its lease agreements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increase the level of ownership interest or degree of influence that result in the adoption of the equity method. The adoption of the amendments did not have an effect on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. SNBV adopted this guidance during the quarter with an immaterial effect.

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

In August 2016, the FASB issued new guidance related to the Statement of Cash Flows in ASU 2016-15. The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. After determining if the carrying amount of a reporting unit exceeds its fair value, the entity should take an impairment charge of the same amount to the goodwill for that reporting unit, not to exceed the total goodwill amount for that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which is intended to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses in order to provide stakeholders with more detailed reporting and less cost to analyze transactions. This ASU provides a screen to determine when a set of assets is not a business. It requires that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. If the screen is not met, the amendments in this update provide a framework to assist entities in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323) – Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. ASU 2017-03 provides amendments that add paragraph 250-10-S99-6 which includes the text of "SEC Staff Announcement: Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period” (in accordance with Staff Accounting Bulletin (SAB) Topic 11.M). Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered to assist the reader in assessing the significance of the standard's impact on its financial statements. SNBV has enhanced its disclosures regarding the impact of recently issued accounting standards adopted in a future period will have on its accounting and disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  ASU 2017-08 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  SNBV is currently reviewing its portfolio of debt securities to determine the impact that this ASU will have on its consolidated financial statements.

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

Southern National granted no options during the first three months of 2017.

For the three months ended March 31, 2017 and 2016, stock-based compensation expense was $60 thousand and $79 thousand, respectively. As of March 31, 2017, unrecognized compensation expense associated with the stock options was $390 thousand, which is expected to be recognized over a weighted average period of 2.3 years.

A summary of the activity in the stock option plan during the three months ended March 31, 2017 follows (dollars in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	782,200	$9.56
Granted	-	-
Forfeited	(2,200)	14.73
Exercised	(16,900)	8.92
Options outstanding, end of period	763,100	$9.56	6.3	$5,627

Vested or expected to vest	763,100	$9.56	6.3	$5,627

Exercisable at end of period	410,630	$8.27	4.7	$3,552

3.	SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
March 31, 2017	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,279	$12	$(20)	$2,271
Trust preferred securities	2,589	-	(622)	1,967
	$4,868	$12	$(642)	$4,238

	Amortized	Gross Unrealized		Fair
December 31, 2016	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,280	$9	$(30)	$2,259
Trust preferred securities	2,590	-	(931)	1,659
	$4,870	$9	$(961)	$3,918

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
March 31, 2017	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$17,570	$292	$(77)	17,785
Residential government-sponsored collateralized mortgage obligations	2,224	-	(49)	2,175
Government-sponsored agency securities	52,926	10	(2,023)	50,913
Obligations of states and political subdivisions	12,684	80	(87)	12,677
Trust preferred securities	3,599	-	(95)	3,504
	$89,003	$382	$(2,331)	$87,054

	Amortized	Gross Unrecognized		Fair
December 31, 2016	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$18,594	$308	$(118)	$18,784
Residential government-sponsored collateralized mortgage obligations	2,371	-	(54)	2,317
Government-sponsored agency securities	47,975	28	(1,865)	46,138
Obligations of states and political subdivisions	12,706	53	(162)	12,597
Trust preferred securities	3,654	-	(146)	3,508
	$85,300	$389	$(2,345)	$83,344

The amortized cost amounts are net of recognized other than temporary impairment.

The fair value and carrying amount, if different, of debt securities as of March 31, 2017, by contractual maturity were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$1,458	$1,462	$-	$-
Due in five to ten years	5,975	5,980	-	-
Due after ten years	61,776	59,652	4,868	4,238
Residential government-sponsored mortgage-backed securities	17,570	17,785	-	-
Residential government-sponsored collateralized mortgage obligations	2,224	2,175	-	-
Total	$89,003	$87,054	$4,868	$4,238

Securities with a carrying amount of approximately $75.7 million and $73.9 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, certain deposits and a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”).

Southern National monitors the portfolio for indicators of other than temporary impairment. At March 31, 2017 and December 31, 2016, certain securities’ fair values were below cost. As outlined in the table below, there were securities with fair values totaling approximately $64.7 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at March 31, 2017. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired as of March 31, 2017. The following tables present information regarding securities in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016 (in thousands) by duration of time in a loss position:

March 31, 2017

	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$1,715	$(20)	$-	$-	$1,715	$(20)
Trust preferred securities	-	-	1,966	(622)	1,966	(622)
	$1,715	$(20)	$1,966	$(622)	$3,681	$(642)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$7,669	$(68)	$451	$(9)	$8,120	$(77)
Residential government-sponsored collateralized mortgage obligations	1,271	(27)	904	(22)	2,175	(49)
Government-sponsored agency securities	43,953	(2,023)	-	-	43,953	(2,023)
Obligations of states and political subdivisions	2,175	(40)	1,080	(47)	3,255	(87)
Trust preferred securities	-	-	3,504	(95)	3,504	(95)
	$55,068	$(2,158)	$5,939	$(173)	$61,007	$(2,331)

December 31, 2016

	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$1,706	$(30)	$-	$-	$1,706	$(30)
Trust preferred securities	-	-	1,658	(931)	1,658	(931)
	$1,706	$(30)	$1,658	$(931)	$3,364	$(961)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$10,238	$(110)	$457	$(8)	$10,695	$(118)
Residential government-sponsored collateralized mortgage obligations	1,346	(27)	971	(27)	2,317	(54)
Government-sponsored agency securities					-	-
Obligations of states and political subdivisions	41,110	(1,865)	-	-	41,110	(1,865)
Trust preferred securities	3,578	(98)	1,065	(64)	4,643	(162)
	-	-	3,508	(146)	3,508	(146)
	$56,272	$(2,100)	$6,001	$(245)	$62,273	$(2,345)

As of March 31, 2017, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A1	A	$3,624	$3,334	$3,271	11%	$236
MMCF III B	Senior Sub	A3	A-	Ba1	BB	269	265	233	32%	4
						3,893	3,599	3,504		$240

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	675	37%	$400
ALESCO V C1	Mezzanine	A2	A	Caa3	C	2,150	1,490	1,292	10%	660
						3,650	2,589	1,967		$1,060

Total						$7,543	$6,188	$5,471

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

Each of these securities has been evaluated for other than temporary impairment. In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

•	.5% of the remaining performing collateral will default or defer per annum.
•	Recoveries of 9% with a two year lag on all defaults and deferrals.

•	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized no OTTI charges during the three months ended March 31, 2017 and the three months ended March 31, 2016.

The following table presents a roll forward of the credit losses on our securities previously classified as held to maturity and now classified as available for sale recognized in earnings for the three months ended March 31, 2017 and 2016 (in thousands):

	2017	2016

Amount of cumulative other-than-temporary impairment related to credit loss prior to January 1	$1,060	$1,060
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other-than-temporary impairment was previously recognized	-	-
Reductions due to realized losses	-	-
Amount of cumulative other-than-temporary impairment related to credit loss as of March 31	$1,060	$1,060

Changes in accumulated other comprehensive income by component for the three months ended March 31, 2017 and 2016 are shown in the table below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on
For the three months ended March 31, 2017	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(627)	$(162)	$(789)
Other comprehensive income/(loss) before reclassifications	213	2	215
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	213	2	215
Ending balance	$(414)	$(160)	$(574)

	Unrealized Holding
	Gains (Losses) on
For the three months ended March 31, 2016	Available for Sale	Held to Maturity
	Securities	Securities	Total
Beginning balance	$(440)	$(170)	$(610)
Other comprehensive income/(loss) before reclassifications	(222)	2	(220)
Amounts reclassified from accumulated other comprehensive income/(loss)	-	-	-
Net current-period other comprehensive income/(loss)	(222)	2	(220)
Ending balance	$(662)	$(168)	$(830)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2017 and December 31, 2016:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	March 31, 2017			December 31, 2016
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$154,041	$154,041	$-	$154,807	$154,807
Commercial real estate - non-owner-occupied	-	296,176	296,176	-	279,634	279,634
Secured by farmland	-	438	438	-	541	541
Construction and land loans	-	97,002	97,002	-	91,067	91,067
Residential 1-4 family	9,957	248,108	258,065	10,519	220,291	230,810
Multi- family residential	-	30,222	30,222	-	30,021	30,021
Home equity lines of credit	15,709	11,539	27,248	17,661	11,542	29,203
Total real estate loans	25,666	837,526	863,192	28,180	787,903	816,083

Commercial loans	-	111,957	111,957	-	115,365	115,365
Consumer loans	-	804	804	-	856	856
Gross loans	25,666	950,287	975,953	28,180	904,124	932,304

Less deferred fees on loans	-	(1,731)	(1,731)	-	(1,889)	(1,889)
Loans, net of deferred fees	$25,666	$948,556	$974,222	$28,180	$902,235	$930,415

(1)	Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

As part of the Greater Atlantic acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of March 31, 2017, non-covered loans included $22.3 million of loans acquired in the HarVest acquisition and $39.6 million acquired in the PGFSB acquisition.

Accretable discount on the acquired Greater Atlantic loans, the PGFSB loans and the HarVest loans was $6.2 million and $6.5 million at March 31, 2017 and December 31, 2016 respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

March 31, 2017	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-			$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-			-	-	-	-
Construction and land development	-	-	-			-	-	-	-
Commercial loans	-	-	-	2,060	2,632	-	2,060	2,632	-
Residential 1-4 family (4)	1,288	1,499	-	-	-	-	1,288	1,499	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$1,288	$1,499	$-	$2,060	$2,632	$-	$3,348	$4,131	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$1,322	$1,331	$250	$1,322	$1,331	$250
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	482	3,402	350	482	3,402	350
Residential 1-4 family (4)	-	-	-	484	517	100	484	517	100
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$2,288	$5,250	$700	$2,288	$5,250	$700
Grand total	$1,288	$1,499	$-	$4,348	$7,882	$700	$5,636	$9,381	$700

(1) Recorded investment is after cumulative prior charge offs of $3.5 million. These loans also have aggregate SBA guarantees of $2.1 million.

(2) Includes loans secured by farmland and multi-family residential loans.

(3) The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.

(4) Includes home equity lines of credit.

December 31, 2016	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$5,583	$5,592	$-	$5,583	$5,592	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,002	3,603	-	3,002	3,603	-
Residential 1-4 family (4)	963	1,113	-	-	-	-	963	1,113	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$963	$1,113	$-	$8,585	$9,195	$-	$9,548	$10,308	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$688	$688	$150	$688	$688	$150
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,378	5,798	750	3,378	5,798	750
Residential 1-4 family (4)	-	-	-	-	-		-	-	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$4,066	$6,486	$900	$4,066	$6,486	$900
Grand total	$963	$1,113	$-	$12,651	$15,681	$900	$13,614	$16,794	$900

(1) Recorded investment is after cumulative prior charge offs of $3.0 million. These loans also have aggregate SBA guarantees of $2.2 million.

(2) Includes loans secured by farmland and multi-family residential loans.

(3) The Bank recognizes loan impairment and may concurrently record a charge off to the allowance for loan losses.

(4) Includes home equity lines of credit.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three months ended March 31, 2017 and 2016 (in thousands):

Three months ended March 31, 2017	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,117	-	2,117	-
Residential 1-4 family (2)	1,290	8	-	-	1,290	8
Other consumer loans	-	-	-	-	-	-

Total	$1,290	$8	$2,117	$-	$3,407	$8

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$1,324	$8	$1,324	$8
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	859	-	859	-
Residential 1-4 family (2)	-	-	242	-	242	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$2,425	$8	$2,425	$8
Grand total	$1,290	$8	$4,542	$8	$5,832	$16

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Three months ended March 31, 2016	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$5,041	$73	$5,041	$73
Commercial real estate - non-owner occupied (1)	-	-	135	3	135	3
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,020	-	2,020	-
Residential 1-4 family (2)	986	8	-	-	986	8
Other consumer loans	-	-	-	-	-	-

Total	$986	$8	$7,196	$76	$8,182	$84

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$1,364	$10	$1,364	$10
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,413	53	3,413	53
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,777	$63	$4,777	$63
Grand total	$986	$8	$11,973	$139	$12,959	$147

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	88	44	-	132	850	24,684	25,666
Other consumer loans	-	-	-	-	-	-	-

Total	$88	$44	$-	$132	$850	$24,684	$25,666

Non-covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$637	$153,404	$154,041
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	326,836	326,836
Construction and land development	-	-	-	-	-	97,002	97,002
Commercial loans	315	-	-	315	2,542	109,100	111,957
Residential 1-4 family (2)	336	503	-	839	484	258,324	259,647
Other consumer loans	28	-	-	28	-	776	804

Total	$679	$503	$-	$1,182	$3,663	$945,442	$950,287

Total loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$637	$153,404	$154,041
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	326,836	326,836
Construction and land development	-	-	-	-	-	97,002	97,002
Commercial loans	315	-	-	315	2,542	109,100	111,957
Residential 1-4 family (2)	424	547	-	971	1,334	283,008	285,313
Other consumer loans	28	-	-	28	-	776	804

Total	$767	$547	$-	$1,314	$4,513	$970,126	$975,953

December 31, 2016	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	221	95	-	316	850	27,014	28,180
Other consumer loans	-	-	-	-	-	-	-

Total	$221	$95	$-	$316	$850	$27,014	$28,180

Non-covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$637	$154,170	$154,807
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	310,196	310,196
Construction and land development	-	-	-	-	-	91,067	91,067
Commercial loans	1,349	-	-	1,349	3,158	110,858	115,365
Residential 1-4 family (2)	1,011	-	-	1,011	-	230,822	231,833
Other consumer loans		-	-	-	-	856	856

Total	$2,360	$-	$-	$2,360	$3,795	$897,969	$904,124

Total loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$637	$154,170	$154,807
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	310,196	310,196
Construction and land development	-	-	-	-	-	91,067	91,067
Commercial loans	1,349	-	-	1,349	3,158	110,858	115,365
Residential 1-4 family (2)	1,232	95	-	1,327	850	257,836	260,013
Other consumer loans	-	-	-	-	-	856	856

Total	$2,581	$95	$-	$2,676	$4,645	$924,983	$932,304

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $2.1 million and $2.2 million at March 31, 2017 and December 31, 2016, respectively.

Activity in the allowance for non-covered loan and lease losses for the three months ended March 31, 2017 and 2016 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended March 31, 2017	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610
Charge offs	-	-	-	(500)	(12)	-	-	(512)
Recoveries	10	-	-	16	2	2	-	30
Provision	273	62	49	125	(15)	(6)	62	550
Ending balance	$1,188	$1,546	$801	$3,007	$1,254	$74	$808	$8,678

Three months ended March 31, 2016
Allowance for loan losses:
Beginning balance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421
Charge offs	-	-	-	(114)	-	(253)	-	(367)
Recoveries	-	-	-	8	2	1	-	11
Provision	66	331	(149)	(43)	146	286	(12)	625
Ending balance	$1,251	$1,553	$716	$2,892	$1,556	$82	$640	$8,690

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Activity in the allowance for covered loan and lease losses by class of loan for the three months ended March 31, 2017 and 2016 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended March 31, 2017	Occupied	Occupied (1)	Development	Loans	Residential (3)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Three months ended March 31, 2016
Allowance for loan losses:
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Adjustments (2)	-	-	-	-	-	-	-	-
Provision	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.

(3) Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
March 31, 2017
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$250	$-	$-	$350	$100	$-	$-	$700
Collectively evaluated for impairment	938	1,546	801	2,657	1,154	74	808	7,978
Total ending allowance	$1,188	$1,546	$801	$3,007	$1,254	$74	$808	$8,678

Loans:
Individually evaluated for impairment	$1,322	$-	$-	$2,542	$484	$-	$-	$4,348
Collectively evaluated for impairment	152,719	326,836	97,002	109,415	259,163	804	-	945,939
Total ending loan balances	$154,041	$326,836	$97,002	$111,957	$259,647	$804	$-	$950,287

December 31, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$-	$-	$750	$-	$-	$-	$900
Collectively evaluated for impairment	755	1,484	752	2,616	1,279	78	746	7,710
Total ending allowance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610

Loans:
Individually evaluated for impairment	$6,271	$-	$-	$6,380	$-	$-	$-	$12,651
Collectively evaluated for impairment	148,536	310,196	91,067	108,985	231,833	856	-	891,473
Total ending loan balances	$154,807	$310,196	$91,067	$115,365	$231,833	$856	$-	$904,124

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
March 31, 2017
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-
Total ending allowance	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$1,288	$-	$-	$1,288
Collectively evaluated for impairment	-	-	-	-	24,378	-	-	24,378
Total ending loan balances	$-	$-	$-	$-	$25,666	$-	$-	$25,666

December 31, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-
Total ending allowance	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Individually evaluated for impairment	$-		$-	$-	$963	$-		$963
Collectively evaluated for impairment	-	-	-	-	27,217	-	-	27,217
Total ending loan balances	$-	$-	$-	$-	$28,180	$-	$-	$28,180

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

During the three months ending March 31, 2017, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $683 thousand, was current as of March 31, 2017.

During the three months ending March 31, 2016, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $696 thousand, was current as of March 31, 2016.

Credit Quality Indicators

Through its system of internal controls Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. Southern National had no loans classified Doubtful at March 31, 2017 or December 31, 2016.

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

As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

March 31, 2017	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$4,916	$1,322	$147,803	$154,041	$6,238	$147,803	$154,041
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	326,836	326,836	-	326,836	326,836
Construction and land development	-	-	-	-	-	97,002	97,002	-	97,002	97,002
Commercial loans	-	-	-	3,365	2,542	106,050	111,957	5,907	106,050	111,957
Residential 1-4 family (4)	1,288	24,378	25,666	-	484	259,163	259,647	1,772	283,541	285,313
Other consumer loans	-	-	-	-	-	804	804	-	804	804

Total	$1,288	$24,378	$25,666	$8,281	$4,348	$937,658	$950,287	$13,917	$962,036	$975,953

December 31, 2016	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$-	$6,271	$148,536	$154,807	$6,271	$148,536	$154,807
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	310,196	310,196	-	310,196	310,196
Construction and land development	-	-	-	-	-	91,067	91,067	-	91,067	91,067
Commercial loans	-	-	-	28	6,380	108,957	115,365	6,408	108,957	115,365
Residential 1-4 family (4)	963	27,217	28,180	-	-	231,833	231,833	963	259,050	260,013
Other consumer loans	-	-	-	-	-	856	856	-	856	856

Total	$963	$27,217	$28,180	$28	$12,651	$891,445	$904,124	$13,642	$918,662	$932,304

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.

(2) Includes loans secured by farmland and multi-family residential loans.

(3) Includes SBA guarantees of $2.1 million and $2.2 million as of March 31, 2017 and December 31, 2016.

(4) Includes home equity lines of credit.

The amount of foreclosed residential real estate property held at March 31, 2017 and December 31, 2016 was $3.4 million. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $1.5 million and $1.8 million at March 31, 2017 and December 31, 2016, respectively.

5.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $6.4 million as of March 31, 2017 and December 31, 2016.

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

At March 31, 2017 and December 31, 2016, we had unfunded lines of credit and undisbursed construction loan funds totaling $127.4 million and $135.8 million, respectively. We had approved loan commitments of $13.3 million and $6.5 million at March 31, 2017, and December 31, 2016, respectively. Virtually all of our unfunded lines of credit, undisbursed construction loan funds and approved loan commitments are variable rate.

6.	Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2017
Basic EPS	$2,054	12,307	$0.17
Effect of dilutive stock options and warrants	-	304
Diluted EPS	$2,054	12,611	$0.16

For the three months ended March 31, 2016
Basic EPS	$2,565	12,237	$0.21
Effect of dilutive stock options and warrants	-	165	-
Diluted EPS	$2,565	12,402	$0.21

There were 481,433 and 571,159 anti-dilutive options and warrants for the three months ended March 31, 2017, and March 31, 2016, respectively.

7.	FAIR VALUE

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,271	$-	$2,271	$-
Trust preferred securities	1,967	-	1,967	-
	$4,238	$-	$4,238	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,259	$-	$2,259	$-
Trust preferred securities	1,659	-	1,659	-
	$3,918	$-	$3,918	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at March 31, 2017 and December 31, 2016. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $4.3 million (including SBA guarantees of $2.1 million) as of March 31, 2017 with an allocated allowance for loan losses totaling $700 thousand compared to a carrying amount of $12.7 million (including SBA guarantees of $2.2 million) with an allocated allowance for loan losses totaling $900 thousand at December 31, 2016.

Other Real Estate Owned (OREO)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 6% to 7.6% of collateral valuation at March 31, 2017 and December 31, 2016. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At March 31, 2017, the total amount of non-covered OREO was $8.3 million, and there was no covered OREO. As of December 31, 2016, the total amount of OREO was $8.6 million, and there was no covered OREO.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$1,072			$1,072
Commercial loans	2,192			2,192
Residential 1-4 family	384			384
Impaired covered loans:
Residential 1-4 family	1,288			1,288
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,110			1,110
Construction and land development	3,748			3,748
Residential 1-4 family	3,407			3,407

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$6,121			$6,121
Commercial loans	5,630			5,630
Impaired covered loans:
Residential 1-4 family	963			963
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,110			1,110
Commercial real estate - non-owner occupied (1)	237			237
Construction and land development	3,863			3,863
Residential 1-4 family	3,407			3,407

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		March 31, 2017		December 31, 2016
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$35,419	$35,419	$47,392	$47,392
Securities available for sale	See previous table	4,238	4,238	3,918	3,918
Securities held to maturity	Level 2	89,003	87,054	85,300	83,344
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	8,917	n/a	7,929	n/a
Equity investment in mortgage affiliate	Level 3	4,150	4,150	4,629	4,629
Preferred investment in mortgage affiliate	Level 3	2,555	2,555	2,555	2,555
Net non-covered loans	Level 3	939,878	953,328	893,625	903,085
Net covered loans	Level 3	25,666	31,291	28,180	32,173
Accrued interest receivable	Level 2 & Level 3	3,012	3,012	3,202	3,202
FDIC indemnification asset	Level 3	1,920	528	2,111	528
Financial liabilities:
Demand deposits	Level 1	138,213	138,213	124,779	124,779
Money market and savings accounts	Level 1	181,001	181,001	182,590	182,590
Certificates of deposit	Level 3	577,003	576,469	605,613	605,394
FHLB short term advances	Level 1	116,000	116,000	95,000	95,000
Subordinated notes	Level 3	26,075	32,508	-	-
Accrued interest payable	Level 1 & Level 3	1,242	1,242	1,190	1,190

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

9.  SUBORDINATED NOTES

On January 20, 2017, Southern National completed the sale of $27 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “Notes”). The Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption.

Southern National plans to use the net proceeds of the offering for general corporate purposes, including but not limited to, contributing capital to its bank subsidiary to support continued growth.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2016. Results of operations for the three month period ended March 31, 2017 are not necessarily indicative of results that may be attained for any other period.

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, factors that could contribute to those differences include, but are not limited to:

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

Southern National’s merger with EVBS is proceeding as expected. Federal Reserve and Virginia State Corporation Commission approvals have been received. Subject to shareholder approvals we should be on track for a closing in late second quarter or early in the third quarter of 2017. System conversion is expected in September 2017. In the meantime we are continuing to work on structuring the combined institution to streamline processes using the best of each institution.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended March 31, 2017 was $2.1 million compared to $2.6 million during the quarter ended March 31, 2016.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

During the first quarter of 2017, net interest income before the provision for loan losses was $9.9 million, up from $9.7 million during the first quarter of 2016. Average loans during the first quarter of 2017 were $957.5 million compared to $843.2 million during the same period last year. The loan discount accretions on our three acquisitions were $447 thousand in the first quarter of 2017 compared to $551 thousand in the same quarter last year. The interest expense on the subordinated notes issued in January 2017 was $329 thousand for the quarter ended March 31, 2017 which reduced the net interest margin by 12 basis points. The net interest margin was 3.75% in the first quarter of 2017, down from 4.06% in the first quarter of 2016. Absent interest expense on the subordinated debt during the first quarter of 2017, net interest margin would have been comparable to the fourth quarter of 2016.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	3/31/2017			3/31/2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$957,520	$11,761	4.98%	$843,166	$10,757	5.13%
Investment securities	90,873	622	2.74%	100,907	765	3.03%
Other earning assets	21,414	162	3.07%	18,661	151	3.23%

Total earning assets	1,069,807	12,545	4.76%	962,734	11,673	4.88%
Allowance for loan losses	(8,901)			(8,612)
Total non-earning assets	83,252			81,353
Total assets	$1,144,158			$1,035,475

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$36,705	17	0.19%	$27,566	7	0.10%
Money market accounts	128,836	132	0.42%	127,776	108	0.34%
Savings accounts	53,287	80	0.61%	50,676	86	0.68%
Time deposits	595,704	1,931	1.31%	539,288	1,611	1.20%
Total interest-bearing deposits	814,532	2,160	1.08%	745,306	1,812	0.98%
Borrowings	96,104	494	2.08%	82,161	150	0.73%
Total interest-bearing liabilities	910,636	2,654	1.18%	827,467	1,962	0.95%
Noninterest-bearing liabilities:
Demand deposits	97,804			80,285
Other liabilities	8,997			7,234
Total liabilites	1,017,437			914,986
Stockholders' equity	126,721			120,489
Total liabilities and stockholders' equity	$1,144,158			$1,035,475
Net interest income		$9,891			$9,711
Interest rate spread			3.58%			3.93%
Net interest margin			3.75%			4.06%

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

The loan loss provision for the quarter ended March 31, 2017 was $550 thousand, compared to $625 thousand for the same period last year. Charge offs for the three months ended March 31, 2017 were $512 thousand, compared to $367 thousand for the same period in 2016. While charge offs during the first quarter of 2017 increased compared to the same period in 2016, the overall loan portfolio risk characteristics have improved. This allowed for a reduction in the provision for loan losses during the first quarter of 2017, compared to the first quarter of 2016.

Noninterest Income

The following table presents the major categories of noninterest income (loss) for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$213	$223	$(10)
Income from bank-owned life insurance	163	174	(11)
Equity income (loss) from mortgage affiliate	(479)	80	(559)
Other	36	24	12
Total noninterest income (loss)	$(67)	$501	$(568)

Noninterest loss was $67 thousand during the first quarter of 2017, compared to income of $501 thousand during the same quarter of 2016. During the first quarter of 2017 we experienced a loss attributable to our 44% ownership of STM, our mortgage affiliate, of $479 thousand, compared to income of $80 thousand in the same quarter last year. STM’s loss resulted from investments in a new delivery system, new branches and onboarding costs of new loan officers. STM expects to return to profitability in the second quarter of 2017.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016	Change
	(dollars in thousands)
Salaries and benefits	$2,898	$3,128	$(230)
Occupancy expenses	791	809	(18)
Furniture and equipment expenses	247	189	58
Amortization of core deposit intangible	49	62	(13)
Virginia franchise tax expense	111	97	14
FDIC assessment	137	146	(9)
Data processing expense	208	172	36
Telephone and communication expense	162	187	(25)
Amortization of FDIC indemnification asset	191	216	(25)
Net loss on other real estate owned	53	120	(67)
Merger expense	323	-	323
Other operating expenses	883	907	(24)
Total noninterest expense	$6,053	$6,033	$20

Noninterest expense was $6.1 million for the first quarter of 2017 compared to $6.0 million for the first quarter of 2016. Expenses related to the pending merger with EVBS were $323 thousand during the three months ended March 31, 2017, compared to no merger expenses during the same period last year. During the first quarter of 2017 we sold one other real estate owned (OREO) property recognizing a loss of $3 thousand, and we recognized impairment in the amount of $50 thousand on one OREO property resulting in a net loss of $53 thousand. This compared to a loss on OREO of $120 thousand for the first quarter of 2016. Salaries and benefits expense decreased by $230 thousand compared to the first quarter of 2016 primarily because the number of full-time equivalent employees decreased from 182 in the quarter ended March 31, 2016, to 162 in the first quarter of 2017.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.2 billion as of March 31, 2017 compared to $1.1 billion as of December 31, 2016. Net loans receivable increased from $921.8 million at the end of 2016 to $965.5 million at March 31, 2017.

Total deposits were $896.2 million at March 31, 2017 compared to $913.0 million at December 31, 2016. Demand deposits and NOW accounts increased $13.4 million during the quarter ended March 31, 2017, while certificates of deposit decreased $28.6 million during the same period.

Loan Portfolio

Net loan growth in the first quarter of 2017 was a robust $43.8 million. $11.9 million of that amount were residential mortgages purchased for our portfolio from Southern Trust Mortgage. Total loan originations were $70.4 million during the quarter ended March 31, 2017 including purchases of residential portfolio product from STM in the amount of $36.8 million.

The following table summarizes the composition of our loan portfolio as of March 31, 2017 and December 31, 2016:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	March 31, 2017			December 31, 2016
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$154,041	$154,041	$-	$154,807	$154,807
Commercial real estate - non-owner-occupied	-	296,176	296,176	-	279,634	279,634
Secured by farmland	-	438	438	-	541	541
Construction and land loans	-	97,002	97,002	-	91,067	91,067
Residential 1-4 family	9,957	248,108	258,065	10,519	220,291	230,810
Multi- family residential	-	30,222	30,222	-	30,021	30,021
Home equity lines of credit	15,709	11,539	27,248	17,661	11,542	29,203
Total real estate loans	25,666	837,526	863,192	28,180	787,903	816,083

Commercial loans	-	111,957	111,957	-	115,365	115,365
Consumer loans	-	804	804	-	856	856
Gross loans	25,666	950,287	975,953	28,180	904,124	932,304

Less deferred fees on loans	-	(1,731)	(1,731)	-	(1,889)	(1,889)
Loans, net of deferred fees	$25,666	$948,556	$974,222	$28,180	$902,235	$930,415

(1) Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering non-single family loans expired in December 2014.

As of March 31, 2017 and December 31, 2016, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

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

Our impaired loans improved substantially during the quarter due to one commercial non-covered loan relationship being upgraded from a rating of Substandard to Special Mention and also no longer being classified as impaired. This relationship has stabilized and has been paying as agreed for some time now. We no longer believe there is doubt as to this creditor meeting their contractual obligations.

Non-covered Loans and Assets

Non-covered OREO as of March 31, 2017 was $8.3 million compared to $8.6 million as of the end of the previous year. Non-covered nonaccrual loans were $1.6 million (excluding $2.1 million of loans fully covered by SBA guarantees) at March 31, 2017 compared to $1.6 million (excluding $2.2 million of loans fully covered by SBA guarantees) at the end of last year. The ratio of non-covered non-performing assets (excluding the SBA guaranteed loans) to non-covered assets decreased from 0.92% at the end of 2016 to 0.86% at March 31, 2017. The portions of these SBA loans that were unguaranteed were charged off.

Southern National Bancorp of Virginia’s allowance for loan losses as a percentage of non-covered total loans at March 31, 2017 was 0.91%, compared to 0.95% at the end of 2016. Most of growth in the loan portfolio was in single-family residential mortgage loans. The overall portfolio risk characteristics have improved since December 31, 2016. Management believes the allowance is adequate at this time but continues to monitor trends in environmental factors which may potentially affect future losses.

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

The following table presents a comparison of non-covered nonperforming assets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016

Nonaccrual loans	$3,663	$3,795
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	3,663	3,795
Other real estate owned	8,265	8,617
Total nonperforming assets	$11,928	$12,412

Troubled debt restructurings	$683	$688

SBA guaranteed amounts included in nonaccrual loans	$2,060	$2,173

Allowance for loan losses to nonperforming loans	236.91%	226.88%
Allowance for loan losses to total non-covered loans	0.91%	0.95%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	0.86%	0.92%

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

During the three months ending March 31, 2017, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $683 thousand, was current as of March 31, 2017.

During the three months ending March 31, 2016, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $696 thousand, was current as of March 31, 2016.

Covered Loans and Assets

Covered loans identified as impaired totaled $1.3 million as of March 31, 2017 and $963 thousand as of December 31, 2016. Nonaccrual loans were $850 thousand at March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, there were no loans past due 90 days or more and accruing interest.

Securities

Investment securities, available for sale and held to maturity, were $93.2 million at March 31, 2017 up from $89.2 million at December 31, 2016.

Securities in our investment portfolio as of March 31, 2017 were as follows:

•	residential government-sponsored mortgage-backed securities in the amount of $17.6 million and residential government-sponsored collateralized mortgage obligations totaling $2.2 million

•	callable agency securities in the amount of $52.9 million

•	municipal bonds in the amount of $15.0 million with a taxable equivalent yield of 3.34% and ratings as follows:

Rating		Amount
Service	Rating	(in thousands)
Moody's	Aaa	$505
Moody's	Aa1	2,759
Moody's	Aa2	855
Moody's	Aa3	705
Standard & Poor's	AAA	3,055
Standard & Poor's	AA+	580
Standard & Poor's	AA	5,902
Standard & Poor's	AA-	594
		$14,955

•	trust preferred securities in the amount of $5.6 million, $3.3 million of which is Alesco VII A1B which is rated A1 (Moody’s), BBB+ (Standard and Poor’s) and A (Fitch)

During the first quarter of 2017, we purchased $10.0 million of callable agency securities. One callable agency security in the amount of $5.0 million was called.

At March 31, 2017, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	A1	A	$3,624	$3,334	$3,271	11%	$236
MMCF III B	Senior Sub	A3	A-	Ba1	BB	269	265	233	32%	4
						3,893	3,599	3,504		$240

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	675	37%	$400
ALESCO V C1	Mezzanine	A2	A	Caa3	C	2,150	1,490	1,292	10%	660
						3,650	2,589	1,967		$1,060

Total						$7,543	$6,188	$5,471

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

We recognized no OTTI charges during the three months ended March 31, 2017 and the three months ended March 31, 2016.

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

During the three months ended March 31, 2017, we funded our financial obligations with deposits, borrowings from the Federal Home Loan Bank of Atlanta and the issuance of subordinated notes in January 2017. At March 31, 2017, we had $127.4 million of unfunded lines of credit and undisbursed construction loan funds. Our approved loan commitments were $13.3 million at March 31, 2017. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes (1)		Well Capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Southern National
Common equity tier 1 capital ratio	$117,666	12.49%	$42,397	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	117,666	12.49%	56,530	6.00%	n/a	n/a
Total risk-based capital ratio	152,419	16.18%	75,373	8.00%	n/a	n/a
Leverage ratio	117,666	10.41%	45,209	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$138,044	14.66%	$42,371	4.50%	$61,204	6.50%
Tier 1 risk-based capital ratio	138,044	14.66%	56,495	6.00%	75,327	8.00%
Total risk-based capital ratio	146,722	15.58%	75,327	8.00%	94,159	10.00%
Leverage ratio	138,044	12.22%	45,188	4.00%	56,485	5.00%

December 31, 2016
Southern National
Common equity tier 1 capital ratio	$116,076	12.69%	$41,171	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	116,076	12.69%	54,894	6.00%	n/a	n/a
Total risk-based capital ratio	124,686	13.63%	73,193	8.00%	n/a	n/a
Leverage ratio	116,076	10.56%	43,965	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$114,779	12.55%	$41,151	4.50%	$59,440	6.50%
Tier 1 risk-based capital ratio	114,779	12.55%	54,868	6.00%	73,157	8.00%
Total risk-based capital ratio	123,389	13.49%	73,157	8.00%	91,447	10.00%
Leverage ratio	114,779	10.45%	43,947	4.00%	54,934	5.00%

(1)	When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and will increase each subsequent January 1, until it reaches 2.5% on January 1, 2019.
(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of March 31, 2017 and as of December 31, 2016, and all changes are within our ALM Policy guidelines except for the changes resulting from the 100 and 200 basis point decrease in interest rates at March 31, 2017.

	Sensitivity of Economic Value of Equity
	As of March 31, 2017

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$140,602	$(38,255)	-21.39%	11.94%	109.60%
Up 300	148,823	(30,034)	-16.79%	12.64%	116.01%
Up 200	158,060	(20,797)	-11.63%	13.43%	123.21%
Up 100	167,734	(11,123)	-6.22%	14.25%	130.75%
Base	178,857	-	0.00%	15.19%	139.42%
Down 100	158,293	(20,564)	-11.50%	13.45%	123.39%
Down 200	147,177	(31,680)	-17.71%	12.50%	114.72%

	Sensitivity of Economic Value of Equity
	As of December 31, 2016

				Economic Value of
Change in	Economic Value of Equity			Equity as a % of
Interest Rates
in Basis Points		$ Change	% Change	Total	Equity
(Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(Dollar amounts in thousands)

Up 400	$116,120	$(37,494)	-24.41%	10.16%	91.91%
Up 300	123,778	(29,836)	-19.42%	10.83%	97.97%
Up 200	132,243	(21,371)	-13.91%	11.58%	104.67%
Up 100	141,858	(11,756)	-7.65%	12.42%	112.28%
Base	153,614	-	0.00%	13.45%	121.58%
Down 100	136,456	(17,158)	-11.17%	11.94%	108.00%
Down 200	129,485	(24,129)	-15.71%	11.33%	102.49%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income over a range of interest rate scenarios. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2017 and December 31, 2016 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of March 31, 2017

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$42,387	$3,596	3.71%	0.31%
Up 300	41,394	2,603	3.62%	0.22%
Up 200	40,431	1,640	3.54%	0.14%
Up 100	39,514	723	3.46%	0.06%
Base	38,791	-	3.40%	0.00%
Down 100	38,880	89	3.41%	0.01%
Down 200	38,354	(437)	3.36%	-0.04%

	Sensitivity of Net Interest Income
	As of December 31, 2016

Change in	Adjusted Net Interest Income		Net Interest Margin
Interest Rates
in Basis Points		$ Change		% Change
(Rate Shock)	Amount	From Base	Percent	From Base
	(Dollar amounts in thousands)

Up 400	$41,484	$3,759	3.87%	0.43%
Up 300	41,172	3,447	3.75%	0.31%
Up 200	39,898	2,173	3.64%	0.20%
Up 100	38,688	963	3.53%	0.09%
Base	37,725	-	3.44%	0.00%
Down 100	37,961	236	3.46%	0.02%
Down 200	37,473	(252)	3.42%	-0.02%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of March 31, 2017.

ITEM 1A – RISK FACTORS

As of March 31, 2017 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

May 9, 2017	/s/ Georgia S. Derrico
(Date)	Georgia S. Derrico,
Chairman of the Board and Chief Executive Officer

May 9, 2017	/s/ William H. Lagos
(Date)	William H. Lagos,
Senior Vice President and Chief Financial Officer