Form 10-Q
period 2017-06-30
Southern National Bancorp of Virginia Inc
filed 2017-08-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 2, 2017, there were 23,910,353 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

June 30, 2017

INDEX

PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016	2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016	3
Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2017	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016	5
Notes to Consolidated Financial Statements	6-32

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-44

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	44-46

Item 4 – Controls and Procedures	46

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	47

Item 1A – Risk Factors	47

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3 – Defaults Upon Senior Securities	47

Item 4 – Mine Safety Disclosures	47

Item 5 – Other Information	47

Item 6 - Exhibits	47

Signatures	48

Certifications

ITEM 1 - FINANCIAL INFORMATION

PART I - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)	(audited)
Cash and cash equivalents:
Cash and due from financial institutions	$6,813	$4,656
Interest-bearing deposits in other financial institutions	37,787	42,736
Total cash and cash equivalents	44,600	47,392

Securities available for sale, at fair value	166,976	3,918

Securities held to maturity, at amortized cost (fair value of $101,661 and $83,344, respectively)	103,055	85,300

Covered loans	24,668	28,180
Non-covered loans	2,008,492	902,235
Total loans	2,033,160	930,415
Less allowance for loan losses	(9,197)	(8,610)
Net loans	2,023,963	921,805

Loans held for sale	16,726	-
Stock in Federal Reserve Bank and Federal Home Loan Bank	13,808	7,929
Equity investment in mortgage affiliate	4,700	4,629
Preferred investment in mortgage affiliate	3,305	2,555
Bank premises and equipment, net	36,756	8,227
Goodwill	99,166	10,514
Core deposit intangibles, net	11,647	874
FDIC indemnification asset	1,698	2,111
Bank-owned life insurance	50,187	23,826
Other real estate owned	8,478	8,617
Deferred tax assets, net	22,573	6,780
Other assets	23,128	7,966

Total assets	$2,630,766	$1,142,443

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing demand deposits	$328,300	$88,783
Interest-bearing deposits:
NOW accounts	328,410	26,338
Cash management accounts	10,003	9,658
Money market accounts	380,479	129,835
Savings accounts	168,029	52,755
Time deposits	804,938	605,613
Total interest-bearing deposits	1,691,859	824,199
Total deposits	2,020,159	912,982

Securities sold under agreements to repurchase	8,143	-
Federal Home Loan Bank (FHLB) advances - short term	201,475	95,000
Junior subordinated debt	9,460	-
Senior subordinated notes	47,150	-
Other liabilities	21,113	8,117
Total liabilities	2,307,500	1,016,099

Commitments and contingencies (See Note 6)	-	-

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding, 23,910,353 shares at June 30, 2017 and 12,263,643 at December 31, 2016	239	123
Additional paid in capital	304,562	104,884
Retained earnings	19,366	22,126
Accumulated other comprehensive loss	(901)	(789)
Total stockholders' equity	323,266	126,344

Total liabilities and stockholders' equity	$2,630,766	$1,142,443

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Interest and dividend income:
Interest and fees on loans	$13,332	$11,241	$25,093	$21,998
Interest and dividends on taxable securities	618	797	1,156	1,478
Interest and dividends on tax exempt securities	90	84	174	168
Interest and dividends on other earning assets	209	169	371	320
Total interest and dividend income	14,249	12,291	26,794	23,964
Interest expense:
Interest on deposits	2,258	1,978	4,418	3,790
Interest on repurchase agreements	1	-	1	-
Interest on junior subordinated debt	9	-	9	-
Interest on senior subordinated notes	442	-	771	-
Interest on other borrowings	334	139	499	288
Total interest expense	3,044	2,117	5,698	4,078

Net interest income	11,205	10,174	21,096	19,886

Provision for loan losses	1,050	1,387	1,600	2,012
Net interest income after provision for loan losses	10,155	8,787	19,496	17,874

Noninterest income:
Account maintenance and deposit service fees	367	228	580	451
Income from bank-owned life insurance	163	175	326	349
Equity income (loss) from mortgage affiliate	112	552	(367)	632
Gain on sales of investment securities	257	-	257	-
Other	(17)	37	19	61
Total noninterest income	882	992	815	1,493

Noninterest expenses:
Salaries and benefits	3,106	2,926	6,004	6,054
Occupancy expenses	844	785	1,635	1,594
Furniture and equipment expenses	247	248	494	437
Amortization of core deposit intangible	74	62	123	124
Virginia franchise tax expense	130	97	241	194
FDIC assessment	68	168	205	313
Data processing expense	210	177	418	349
Telephone and communication expense	183	198	345	385
Amortization of FDIC indemnification asset	176	203	367	419
Net loss (gain) on other real estate owned	266	(38)	319	83
Merger expenses	8,603	-	8,926	-
Other operating expenses	934	771	1,817	1,678
Total noninterest expenses	14,841	5,597	20,894	11,630
(Loss) income before income taxes	(3,804)	4,182	(583)	7,737
Income tax (benefit) expense	(962)	1,393	205	2,382
Net (loss) income	$(2,842)	$2,789	$(788)	$5,355
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	$(241)	$(147)	$81	$(484)
Realized amounts on securities sold, net	(257)	-	(257)	-
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	3	4	6	7
Net unrealized (loss)	(495)	(143)	(170)	(477)
Tax effect	168	48	58	162
Other comprehensive (loss)	(327)	(95)	(112)	(315)
Comprehensive (loss) income	$(3,169)	$2,694	$(900)	$5,040
(Loss) earnings per share, basic	$(0.21)	$0.23	$(0.06)	$0.44
(Loss) earnings per share, diluted	$(0.21)	$0.23	$(0.06)	$0.43

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comphrensive
	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2016	$123	$104,884	$22,126	$(789)	$126,344
Comprehensive (loss):
Net (loss)			(788)		(788)
Change in unrealized loss on securities available for sale (net of tax benefit, $60)				(116)	(116)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $2 and accretion, $4 and amounts recorded into other comprehensive income at transfer)				4	4
Dividends on common stock ($0.16 per share)			(1,972)		(1,972)
Issuance of common stock for warrants exercised (49,500 shares)		449			449
Issuance of common stock under Stock Incentive Plan (39,450 shares)		335			335
Issuance of common stock in connection with Eastern Virginia Bankshares, Inc. merger (11,557,760 shares)	116	198,793			198,909
Stock-based compensation expense		101			101
Balance - June 30, 2017	$239	$304,562	$19,366	$(901)	$323,266

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(dollars in thousands) (Unaudited)

	2017	2016

Operating activities:
Net (loss) income	$(788)	$5,355
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by operating activities:
Depreciation	426	415
Amortization of core deposit intangible	123	124
Other amortization, net	110	(97)
Accretion of loan discount	(848)	(993)
Amortization of FDIC indemnification asset	367	419
Provision for loan losses	1,600	2,012
Earnings on bank-owned life insurance	(326)	(349)
Equity loss (income) on mortgage affiliate	367	(632)
Stock-based compensation expense	101	136
Net gain on sales of investment securities	(257)	-
Net loss on other real estate owned	319	83
Net increase in other assets	(338)	(1,720)
Net (decrease) increase in other liabilities	(490)	690
Net cash and cash equivalents provided by operating activities	366	5,443
Investing activities:
Proceeds from sales of investment securities	4,767	-
Purchases of held to maturity investment securities	(9,950)	(25,063)
Proceeds from paydowns, maturities and calls of held to maturity investment securities	7,141	29,679
Loan originations and payments, net	(63,223)	(78,074)
Distribution from mortgage affiliate	48	396
Net decrease (increase) in stock in Federal Reserve Bank and Federal Home Loan Bank	855	(681)
Proceeds from sales of other real estate owned	383	1,042
Purchases of bank premises and equipment	(339)	(93)
Acquisition of Eastern Virginia Bankshares, Inc.	(10)	-
Cash acquired in acquisition of Eastern Virginia Bankshares, Inc.	24,025	-
Net cash and cash equivalents used in investing activities	(36,303)	(72,794)
Financing activities:
Net (decrease) increase in deposits	(40,742)	67,075
Cash dividends paid - common stock	(1,972)	(1,959)
Issuance of common stock for warrants exercised	449	-
Issuance of common stock under Stock Incentive Plan	335	104
Issuance of subordinated notes net of cost	26,075	-
Net increase in short-term borrowings	49,000	18,500
Net decrease in long-term borrowings	-	(5,000)
Net cash and cash equivalents provided by financing activities	33,145	78,720
(Decrease) Increase in cash and cash equivalents	(2,792)	11,369
Cash and cash equivalents at beginning of period	47,392	30,336
Cash and cash equivalents at end of period	$44,600	$41,705

Supplemental disclosure of cash flow information
Cash payments for:
Interest	$4,633	$4,089
Income taxes	2,390	2,658
Supplemental schedule of noncash investing and financing activities
Transfer from covered loans to other real estate owned	$-	$144
Assets acquired, excluding cash and cash equivalents of $24,025	1,343,767	-
Liabilities assumed	1,257,533	-

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017

1.	ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV” or the “Company”) is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank” or the “Bank”) a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its previously announced merger of Eastern Virginia Bankshares, Inc. (“EVBS”) with and into SNBV and the completion of the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank (see Note 2 - Business Combinations).  This combination brings together two banking companies with complementary business lines, creating one of the premier banking institutions headquartered in the Commonwealth of Virginia.  EVBS was the holding company for EVB, a Virginia state-chartered bank which traced its beginnings to 1910. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At June 30, 2017, Sonabank had thirty-nine retail branches in Virginia, located in the counties of Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg (2), Middleburg, New Market, Newport News, Richmond (2), South Riding, Warrenton (2), and Williamsburg, and eight retail branches in Maryland, in Rockville, Shady Grove, Frederick, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

The consolidated financial statements include the accounts of Southern National and its subsidiaries Sonabank and EVB Statutory Trust I (the “Trust”). Significant inter-company accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the carrying value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, the FDIC indemnification asset, mortgage servicing rights, other real estate owned, deferred tax assets, and fair value measurements related to assets acquired and liabilities assumed from business combinations.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-1, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-1: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Our revenue is balanced between net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income. The Company has begun to scope its general ledger revenue items and assess its contracts with customers to identify its performance obligations and will continue to evaluate the impact of adoption on our noninterest income and disclosures. The Company plans to adopt using the modified retrospective approach.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. SNBV adopted this guidance during the first quarter of 2017 with an immaterial effect.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which sets forth a “current expected credit loss” ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. SNBV is currently assessing the impact of the adoption of this ASU on its consolidated financial statements and is collecting data that will be needed to produce historical inputs into any models created as a result of adopting this ASU.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. After determining if the carrying amount of a reporting unit exceeds its fair value, the entity should take an impairment charge of the same amount to the goodwill for that reporting unit, not to exceed the total goodwill amount for that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. SNBV is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. SNBV is currently evaluating the impact of the amendments in the ASU on its consolidated financial statements.

2.	BUSINESS COMBINATIONS

On June 23, 2017, SNBV completed its acquisition of EVBS and its subsidiaries, the Trust and EVB. Pursuant to the Agreement and Plan of Merger, dated December 13, 2016, as amended, holders of EVBS common stock received 0.6313 shares of SNBV common stock for each outstanding share of EVBS common stock held immediately prior to the effective time of the Merger and holders of Non-Voting Mandatorily Convertible Non-Cumulative Preferred Stock, Series B of EVBS (“EVBS Series B Preferred Stock”) received 0.6313 shares of SNBV common stock for each share of EVBS Series B Preferred Stock held immediately prior to the effective time of the Merger, which totaled approximately $198.9 million based on SNBV’s closing common stock price on June 23, 2017 of $17.21 per share. EVBS was a bank holding company organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997, commenced operations on December 29, 1997 and was headquartered in Glen Allen, Virginia. EVBS operated twenty-four retail branches, which served diverse markets that primarily are in the counties of Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Northumberland, Southampton, Surry, Sussex and the cities of Colonial Heights, Hampton, Newport News, Richmond and Williamsburg.

SNBV accounted for the acquisition using the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Under the acquisition method of accounting, the assets and liabilities of EVBS were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. SNBV recognized goodwill of $88.7 million in connection with the acquisition, none of which is deductible for income tax purposes.

The following table details the total consideration paid by SNBV on June 23, 2017 in connection with the acquisition of EVBS, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill.

	As Recorded	Fair Value	As Recorded
(dollars in thousands)(unaudited)	by EVBS	Adjustments	by the Company
Consideration paid:
Cash			$10
SNBV common stock			198,909
Total consideration paid			$198,919

Identifiable assets acquired:
Cash and due from banks	$4,350	$-	$4,350
Interest bearing deposits with banks	18,993	-	18,993
Federal funds sold	682	-	682
Securities available for sale, at fair value	163,029	262	163,291
Securities held to maturity, at carrying value	19,036	508	19,544
Restricted securities, at cost	6,734	-	6,734
Loans	1,048,563	(8,876)	1,039,687
Loans held for sale	16,726	-	16,726
Deferred income taxes	15,735	-	15,735
Bank premises and equipment	24,242	4,352	28,594
Assets held for sale	2,970	(1,285)	1,685
Accrued interest receivable	4,272	-	4,272
Other real estate owned	563	-	563
Core deposit intangible	435	10,462	10,897
Bank owned life insurance	26,035	-	26,035
Other assets	10,004	-	10,004
Total identifiable assets acquired	1,362,369	5,423	1,367,792

Identifiable liabilities assumed:
Noninterest-bearing demand accounts	226,637	-	226,637
Interest-bearing deposits	920,743	1,081	921,824
Federal funds purchased and repurchase agreements	7,598	-	7,598
Federal Home Loan Bank advances	57,475	-	57,475
Junior subordinated debt	10,310	(851)	9,459
Senior subordinated notes	19,175	1,879	21,054
Accrued interest payable	902	-	902
Other liabilities	12,584	-	12,584
Total identifiable liabilities assumed	1,255,424	2,109	1,257,533

Net identifiable assets acquired	$106,945	$3,314	$110,259

Goodwill resulting from acquisition			$88,660

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from EVBS had the following impact on the consolidated statements of operations during the three and six months ended June 30, 2017:

Three and Six Months
(dollars in thousands)	Ended June 30, 2017
Loans (1)	$91
Time deposits (2)	4
Junior and senior subordinated debt (3)	2
Core deposit intangible (4)	(26)
Net impact to income before income taxes	$71

(1)	Loan discount accretion is included in the “Interest and fees on loans” section of “Interest and dividend income” in the Consolidated Statements of Operations.

(2)	Time deposit premium amortization is included in the "Interest on deposits" section of "Interest expense" in the Consolidated Statements of Operations.

(3)	The junior subordinated debt discount accretion and senior subordinated debt premium amortization are included in the “Interest on junior subordinated debt” and “Interest on senior subordinated notes” section of “Interest expense”, respectively, in the Consolidated Statements of Operations.

(4)	Core deposit intangible premium amortization is included in the "Other operating expenses" section of "Noninterest expenses" in the Consolidated Statements of Operations.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans: The acquired loans were recorded at fair value at the acquisition date of $1.04 billion without carryover of EVBS’s allowance for loan losses. The unpaid principal balance and discount at the merger date were $1.06 billion and $15.4 million, respectively. Where loans exhibited characteristics of performance, fair value was determined based on a discounted cash flow analysis which included default estimates; loans without such characteristics, fair value was determined based on the estimated values of the underlying collateral. While estimating the amount and timing of both principal and interest cash flows expected to be collected, a market-based discount rate was applied.  In this regard, the acquired loans were segregated into pools based on loan type and credit risk.  Loan type was determined based on collateral type and purpose, industry segment and loan structure.  Credit risk characteristics included risk rating groups pass, special mention, substandard, and doubtful and lien position. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

Loans Held for Sale: The $16.7 million of acquired loans held for sale were recorded at fair value at the acquisition date. Acquired loans held for sale represent the potentially credit-impaired loans that were moved out of the held for investment portfolio and marked to fair value by EVBS just prior to the closing of the merger. Fair value was determined using quoted prices from an independent, third party buyer. Subsequent to quarter end, acquired loans held for sale were sold to an independent third party.

Premises and Equipment and Assets Held for Sale: The fair value of EVBS’s premises, including land, buildings and improvements, was determined based upon appraisal by licensed appraisers. These appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised. The fair value of bank-owned real estate resulted in a premium of $3.1 million.  Land is not depreciated.

Core Deposit Intangible: The fair value of the core deposit intangible (“CDI”) was determined based on a combined discounted economic benefit and market approach.  The economic benefit was calculated as the cost savings between maintaining the core deposit base and using an alternate funding source, such as FHLB advances.  The life of the deposit base and projected deposit attrition rates was determined using EVBS's historical deposit data.  The CDI was estimated at $10.9 million or 1.0% of total deposits.  The CDI is being amortized over a weighted average life of 96 months using the straight-line method.

Time Deposits: The fair value of time deposits was determined based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

FHLB Advances: The fair value of FHLB advances was considered to be equivalent to EVBS’s recorded book balance as the advances mature in 90 days or less.

Junior Subordinated Debt and Senior Subordinated Notes: The fair value of the junior subordinated debt and senior subordinated notes were based on discounted cash flows using rates for securities with similar terms.

Deferred Income Taxes: Certain deferred tax assets and liabilities were carried over to SNBV from EVBS based on the Company’s ability to utilize them in the future. Additionally, deferred tax assets and liabilities will be established for acquisition accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income once our tax analysis is complete.

The table below illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2016. The unaudited combined pro forma revenue and net income combines the historical results of EVBS with the Company's consolidated statements of operations for the periods listed below and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2016. Acquisition-related expenses of $8.6 million and $8.9 million were included in the Company's actual consolidated statements of operations for the three and six months ended June 30, 2017, but were excluded from the unaudited pro forma information listed below. While the majority of the acquisition-related expenses have been recognized in the first half of 2017, the Company believes that additional legal and other transition expenses related to this acquisition will be likely throughout the remainder of 2017. Additionally, the Company expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below:

	Unaudited	Unaudited	Unaudited	Unaudited
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2017	2016	2017	2016
Net interest income	$21,584	$21,139	$43,421	$41,866
Net income	6,585	5,706	12,218	11,506

3.	STOCK-BASED COMPENSATION

In 2004, the Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees. The 2010 Stock Awards and Incentive Plan (the “2010 Plan”) was approved by the Board of Directors in January 2010 and approved by the stockholders at the Annual Meeting in April 2010. The 2010 plan authorized the reservation of an additional 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options. The purpose of the plan is to afford key employees an incentive to remain in the employ of Southern National and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in Southern National’s future success. Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date. The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule. At the June 21, 2017 Annual Meeting of Stockholders of Southern National, the 2017 Equity Compensation Plan (the “2017 Plan”) was approved as recommended by the Board of Directors. The 2017 Plan replaces the 2010 Plan and has a maximum number of 750,000 shares reserved for issuance. The purpose of the 2017 Plan is to promote the success of the Company by providing greater incentive to employees, non-employee directors, consultants and advisors to associate their personal interests with the long-term financial success of the Company, including its subsidiaries, and with growth in stockholder value, consistent with the Company’s risk management practices. Because the 2017 Plan was approved, shares under the 2004 stock-option plan or 2010 Plan will no longer be awarded.

Southern National granted no regular options during the first six months of 2017, but did issue 22,559 options in connection with the merger with EVBS. Immediately prior to the effective time of the merger, each option to purchase shares of EVBS common stock granted under an EVBS stock plan vested and was converted into and became an option to purchase shares of common stock of SNBV (each, an “Assumed Option”), which was adjusted (i) by multiplying the number of shares of common stock that could be purchased under the Assumed Option by the 0.6313 exchange ratio and rounding down to the nearest share and (ii) by dividing the per share exercise price of the option by the 0.6313 exchange ratio and rounding up to the nearest cent. SNBV assumed each Assumed Option in accordance with the terms of the EVBS stock plan and award agreement by which it is evidenced.

For the three and six months ended June 30, 2017, stock-based compensation expense was $41 thousand and $101 thousand, respectively, compared to $58 thousand and $136 thousand for the same periods last year. As of June 30, 2017, unrecognized compensation expense associated with the stock options was $349 thousand, which is expected to be recognized over a weighted average period of 2.1 years.

A summary of the activity in the stock option plan during the six months ended June 30, 2017 follows (dollars in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	782,200	$9.56
Granted	-	-
Options issued in connection with EVBS merger	22,559	24.54
Forfeited	(2,200)	14.73
Exercised	(39,450)	8.50
Options outstanding, end of period	763,109	$10.04	6.0	$5,926

Vested or expected to vest	763,109	$10.04	6.0	$5,926

Exercisable at end of period	413,839	$7.75	4.4	$3,646

4.	INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
June 30, 2017	Cost	Gains	Losses	Value
Agency residential mortgage-backed securities (fixed and variable rate)	$33,487	$-	$(188)	$33,299
Obligations of states and political subdivisions	18,719	19	(126)	18,612
Corporate securities	2,015	-	-	2,015
Trust preferred securities	2,589	-	(313)	2,276
Residential government-sponsored collateralized mortgage obligations	56,020	1	(270)	55,751
Agency commercial mortgage-backed securities	28,346	-	(228)	28,118
SBA pool securities	26,929	6	(30)	26,905
	$168,105	$26	$(1,155)	$166,976

	Amortized	Gross Unrealized		Fair
December 31, 2016	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,280	$9	$(30)	$2,259
Trust preferred securities	2,590	-	(931)	1,659
	$4,870	$9	$(961)	$3,918

The amortized cost, unrecognized gains and losses, and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
June 30, 2017	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$12,718	$33	$(62)	$12,689
Residential government-sponsored collateralized mortgage obligations	10,312	-	(51)	10,261
Government-sponsored agency securities	52,927	52	(1,425)	51,554
Obligations of states and political subdivisions	23,656	135	(64)	23,727
Trust preferred securities	3,442	13	(25)	3,430
	$103,055	$233	$(1,627)	$101,661

	Amortized	Gross Unrecognized		Fair
December 31, 2016	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$18,594	$308	$(118)	$18,784
Residential government-sponsored collateralized mortgage obligations	2,371	-	(54)	2,317
Government-sponsored agency securities	47,975	28	(1,865)	46,138
Obligations of states and political subdivisions	12,706	53	(162)	12,597
Trust preferred securities	3,654	-	(146)	3,508
	$85,300	$389	$(2,345)	$83,344

The amortized cost amounts are net of recognized other than temporary impairment.

The fair value and carrying amount, if different, of debt investment securities as of June 30, 2017, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$1,457	$1,474	$1,960	$1,955
Due in five to ten years	12,056	11,987	4,866	4,855
Due after ten years	66,512	65,250	16,497	16,093
Agency residential mortgage-backed securities (fixed and variable rate)	12,718	12,689	33,487	33,299
Residential government-sponsored collateralized mortgage obligations	10,312	10,261	56,020	55,751
Agency commercial mortgage-backed securities	-	-	28,346	28,118
SBA pool securities	-	-	26,929	26,905
Total	$103,055	$101,661	$168,105	$166,976

Investment securities with a carrying amount of approximately $69.6 million and $73.9 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”), and repurchase agreements.

Southern National monitors the portfolio for indicators of other than temporary impairment. At June 30, 2017 and December 31, 2016, certain investment securities’ fair values were below cost. As outlined in the table below, there were investment securities with fair values totaling approximately $227.7 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at June 30, 2017. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these investment securities and it is likely that we will not be required to sell the investment securities before their anticipated recovery, management does not consider these investment securities to be other-than-temporarily impaired as of June 30, 2017.

The following tables present information regarding investment securities in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016 (in thousands) by duration of time in a loss position:

June 30, 2017

	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Agency residential mortgage-backed securities (fixed and variable rate)	$33,299	$(188)	$-	$-	$33,299	$(188)
Obligations of states and political subdivisions	15,901	(126)	-	-	15,901	(126)
Trust preferred securities	-	-	2,276	(313)	2,276	(313)
Residential government-sponsored collateralized mortgage obligations	55,333	(270)	-	-	55,333	(270)
Agency commercial mortgage-backed securities	28,118	(228)	-	-	28,118	(228)
SBA pool securities	24,271	(30)	-	-	24,271	(30)
	$156,922	$(842)	$2,276	$(313)	$159,198	$(1,155)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$6,576	$(53)	$421	$(9)	$6,997	$(62)
Residential government-sponsored collateralized mortgage obligations	9,404	(30)	857	(21)	10,261	(51)
Government-sponsored agency securities	25,080	(896)	14,471	(529)	39,551	(1,425)
Obligations of states and political subdivisions	10,368	(38)	1,100	(26)	11,468	(64)
Trust preferred securities	-	-	236	(25)	236	(25)
	$51,428	$(1,017)	$17,085	$(610)	$68,513	$(1,627)

December 31, 2016

	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$1,706	$(30)	$-	$-	$1,706	$(30)
Trust preferred securities	-	-	1,658	(931)	1,658	(931)
	$1,706	$(30)	$1,658	$(931)	$3,364	$(961)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$10,238	$(110)	$457	$(8)	$10,695	$(118)
Residential government-sponsored collateralized mortgage obligations	1,346	(27)	971	(27)	2,317	(54)
Government-sponsored agency securities	41,110	(1,865)	-	-	41,110	(1,865)
Obligations of states and political subdivisions	3,578	(98)	1,065	(64)	4,643	(162)
Trust preferred securities	-	-	3,508	(146)	3,508	(146)
	$56,272	$(2,100)	$6,001	$(245)	$62,273	$(2,345)

As of June 30, 2017, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity						(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	A	$3,454	$3,181	$3,195	11%	$233
MMCF III B	Senior Sub	A3	A-	Ba1	BB	265	261	235	32%	4
						3,719	3,442	3,430		$237

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	847	37%	$400
ALESCO V C1	Mezzanine	A2	A	Caa2	C	2,150	1,490	1,429	10%	660
						3,650	2,589	2,276		$1,060

Total						$7,369	$6,031	$5,706

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

Each of these securities has been evaluated for other-than-temporary-impairment. In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

•	0.5% of the remaining performing collateral will default or defer per annum.
•	Recoveries of 9% with a two year lag on all defaults and deferrals.

•	No prepayments for 10 years and then 1% per annum for the remaining life of the security.
•	Our securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized no other-than-temporary impairment charges during the three and six months ended June 30, 2017 and 2016, respectively.

The following table presents a roll forward of the credit losses on our investment securities previously classified as held to maturity and now classified as available for sale recognized in earnings for the six months ended June 30, 2017 and 2016 (in thousands):

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

Changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2017 and 2016 are shown in the table below. All amounts are net of tax (in thousands).

	Unrealized Holding
For the three months ended June 30, 2017	(Losses) on	Held to Maturity
	Available for Sale Securities	Securities	Total
Beginning balance	$(414)	$(160)	$(574)
Other comprehensive (loss) income before reclassifications	(329)	2	(327)
Net current-period other comprehensive (loss) income	(329)	2	(327)
Ending balance	$(743)	$(158)	$(901)

	Unrealized Holding
For the six months ended June 30, 2017	(Losses) on	Held to Maturity
	Available for Sale Securities	Securities	Total
Beginning balance	$(627)	$(162)	$(789)
Other comprehensive (loss) income before reclassifications	(116)	4	(112)
Net current-period other comprehensive (loss) income	(116)	4	(112)
Ending balance	$(743)	$(158)	$(901)

	Unrealized Holding
For the three months ended June 30, 2016	(Losses) on	Held to Maturity
	Available for Sale Securities	Securities	Total
Beginning balance	$(662)	$(168)	$(830)
Other comprehensive (loss) income before reclassifications	(98)	3	(95)
Net current-period other comprehensive (loss) income	(98)	3	(95)
Ending balance	$(760)	$(165)	$(925)

	Unrealized Holding
For the six months ended June 30, 2016	(Losses) on	Held to Maturity
	Available for Sale Securities	Securities	Total
Beginning balance	$(440)	$(170)	$(610)
Other comprehensive (loss) income before reclassifications	(320)	5	(315)
Net current-period other comprehensive (loss) income	(320)	5	(315)
Ending balance	$(760)	$(165)	$(925)

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2017 and December 31, 2016:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	June 30, 2017			December 31, 2016
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$396,489	$396,489	$-	$154,807	$154,807
Commercial real estate - non-owner-occupied	-	465,065	465,065	-	279,634	279,634
Secured by farmland	-	13,405	13,405	-	541	541
Construction and land loans	-	188,093	188,093	-	91,067	91,067
Residential 1-4 family	9,808	446,303	456,111	10,519	220,291	230,810
Multi- family residential	-	72,014	72,014	-	30,021	30,021
Home equity lines of credit	14,860	138,082	152,942	17,661	11,542	29,203
Total real estate loans	24,668	1,719,451	1,744,119	28,180	787,903	816,083

Commercial loans	-	249,343	249,343	-	115,365	115,365
Consumer loans	-	41,405	41,405	-	856	856
Gross loans	24,668	2,010,199	2,034,867	28,180	904,124	932,304

Less deferred fees on loans	-	(1,707)	(1,707)	-	(1,889)	(1,889)
Loans, net of deferred fees	$24,668	$2,008,492	$2,033,160	$28,180	$902,235	$930,415

Loans held for sale	$-	$16,726	$16,726	$-	$-	$-

(1)	Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering single family loans expires in December 2019.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

On June 23, 2017, in connection with the merger with EVBS, SNBV acquired loans held for sale with a fair value of $16.7 million and loans held for investment with an unpaid principal balance of $1.06 billion and an estimated fair value of $1.04 billion, which created an accretable discount of $15.4 million at acquisition. Accretion of $91 thousand associated with these acquired loans held for investment was recognized in the second quarter of 2017.

Loans held for sale represent the potentially credit-impaired loans acquired in the EVBS acquisition that were moved out of loans held for investment and marked to fair value by EVBS just prior to the merger with the intent to sell the loans to a third party.

As part of the Greater Atlantic Bank acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC: one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of June 30, 2017, non-covered loans included $22.1 million of loans acquired in the HarVest acquisition and $38.8 million acquired in the Prince Georges Federal Savings Bank (“PGFSB”) acquisition.

Accretable discount on the acquired EVBS, Greater Atlantic Bank, PGFSB, and the HarVest loans totaled $21.1 million and $6.5 million at June 30, 2017 and December 31, 2016, respectively.

Credit-impaired covered loans are those loans which presented evidence of credit deterioration at the date of acquisition and it is probable that Southern National would not collect all contractually required principal and interest payments. Generally, acquired loans that meet Southern National’s definition for nonaccrual status fell within the definition of credit-impaired covered loans.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

June 30, 2017	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	2,043	2,610	-	2,043	2,610	-
Residential 1-4 family (3)	1,285	1,495	-	-	-	-	1,285	1,495	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$1,285	$1,495	$-	$2,043	$2,610	$-	$3,328	$4,105	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$1,220	$1,326	$250	$1,220	$1,326	$250
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-	-	-
Residential 1-4 family (3)	-	-	-	376	517	100	376	517	100
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$1,596	$1,843	$350	$1,596	$1,843	$350
Grand total	$1,285	$1,495	$-	$3,639	$4,453	$350	$4,924	$5,948	$350

(1)	Recorded investment is after cumulative prior charge offs of $814 thousand. These loans also have aggregate SBA guarantees of $2.0 million.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes home equity lines of credit.

December 31, 2016	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$5,583	$5,592	$-	$5,583	$5,592	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,002	3,603	-	3,002	3,603	-
Residential 1-4 family (3)	963	1,113	-	-	-	-	963	1,113	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$963	$1,113	$-	$8,585	$9,195	$-	$9,548	$10,308	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$688	$688	$150	$688	$688	$150
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,378	5,798	750	3,378	5,798	750
Residential 1-4 family (3)	-	-	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$4,066	$6,486	$900	$4,066	$6,486	$900
Grand total	$963	$1,113	$-	$12,651	$15,681	$900	$13,614	$16,794	$900

(1)	Recorded investment is after cumulative prior charge offs of $3.0 million. These loans also have aggregate SBA guarantees of $2.2 million.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three and six months ended June 30, 2017 and 2016 (in thousands):

Three months ended June 30, 2017	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,052	-	2,052	-
Residential 1-4 family (2)	1,287	9	-	-	1,287	9
Other consumer loans	-	-	-	-	-	-

Total	$1,287	$9	$2,052	$-	$3,339	$9

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$1,271	$8	$1,271	$8
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Residential 1-4 family (2)	-	-	430	-	430	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$1,701	$8	$1,701	$8
Grand total	$1,287	$9	$3,753	$8	$5,040	$17

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Three months ended June 30, 2016	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,826	$73	$6,826	$73
Commercial real estate - non-owner occupied (1)	-	-	133	3	133	3
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,031	14	3,031	14
Residential 1-4 family (2)	1,047	9	-	-	1,047	9
Other consumer loans	-	-	-	-	-	-

Total	$1,047	$9	$9,990	$90	$11,037	$99

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$695	$8	$695	$8
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,494	39	3,494	39
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,189	$47	$4,189	$47
Grand total	$1,047	$9	$14,179	$137	$15,226	$146

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Six months ended June 30, 2017	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,085	-	2,085	-
Residential 1-4 family (2)	1,288	17	-	-	1,288	17
Other consumer loans	-	-	-	-	-	-

Total	$1,288	$17	$2,085	$-	$3,373	$17

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$1,297	$16	$1,297	$16
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Residential 1-4 family (2)	-	-	336	-	336	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$1,633	$16	$1,633	$16
Grand total	$1,288	$17	$3,718	$16	$5,006	$33

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Six months ended June 30, 2016	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,166	$146	$6,166	$146
Commercial real estate - non-owner occupied (1)	-	-	135	5	135	5
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,959	28	2,959	28
Residential 1-4 family (2)	1,012	17	-	-	1,012	17
Other consumer loans	-	-	-	-	-	-

Total	$1,012	$17	$9,260	$179	$10,272	$196

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$697	$16	$697	$16
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,942	78	2,942	78
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,639	$94	$3,639	$94
Grand total	$1,012	$17	$12,899	$273	$13,911	$290

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	268	87	-	355	850	23,463	24,668
Other consumer loans	-	-	-	-	-	-	-

Total	$268	$87	$-	$355	$850	$23,463	$24,668

Non-covered loans:
Commercial real estate - owner occupied	$1,033	$-	$-	$1,033	$633	$394,823	$396,489
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	550,484	550,484
Construction and land development	18	-	-	18	-	188,075	188,093
Commercial loans	796	9,984	-	10,780	2,043	236,520	249,343
Residential 1-4 family (2)	1,566	767	-	2,333	431	581,621	584,385
Other consumer loans	16	-	-	16	-	41,389	41,405

Total	$3,429	$10,751	$-	$14,180	$3,107	$1,992,912	$2,010,199

Total loans:
Commercial real estate - owner occupied	$1,033	$-	$-	$1,033	$633	$394,823	$396,489
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	550,484	550,484
Construction and land development	18	-	-	18	-	188,075	188,093
Commercial loans	796	9,984	-	10,780	2,043	236,520	249,343
Residential 1-4 family (2)	1,834	854	-	2,688	1,281	605,084	609,053
Other consumer loans	16	-	-	16	-	41,389	41,405

Total	$3,697	$10,838	$-	$14,535	$3,957	$2,016,375	$2,034,867

December 31, 2016	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	221	95	-	316	850	27,014	28,180
Other consumer loans	-	-	-	-	-	-	-

Total	$221	$95	$-	$316	$850	$27,014	$28,180

Non-covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$637	$154,170	$154,807
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	310,196	310,196
Construction and land development	-	-	-	-	-	91,067	91,067
Commercial loans	1,349	-	-	1,349	3,158	110,858	115,365
Residential 1-4 family (2)	1,011	-	-	1,011	-	230,822	231,833
Other consumer loans	-	-	-	-	-	856	856

Total	$2,360	$-	$-	$2,360	$3,795	$897,969	$904,124

Total loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$637	$154,170	$154,807
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	310,196	310,196
Construction and land development	-	-	-	-	-	91,067	91,067
Commercial loans	1,349	-	-	1,349	3,158	110,858	115,365
Residential 1-4 family (2)	1,232	95	-	1,327	850	257,836	260,013
Other consumer loans	-	-	-	-	-	856	856

Total	$2,581	$95	$-	$2,676	$4,645	$924,983	$932,304

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $2.0 million and $2.2 million at June 30, 2017 and December 31, 2016, respectively.

Activity in the allowance for non-covered loan and lease losses for the three and six months ended June 30, 2017 and 2016 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three months ended June 30, 2017	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,188	$1,546	$801	$3,007	$1,254	$74	$808	$8,678
Charge offs	-	(100)	-	(467)	(307)	(5)	-	(879)
Recoveries	11	299	-	36	2	-	-	348
Provision	(261)	45	295	115	474	15	367	1,050
Ending balance	$938	$1,790	$1,096	$2,691	$1,423	$84	$1,175	$9,197

Three months ended June 30, 2016
Allowance for loan losses:
Beginning balance	$1,251	$1,553	$716	$2,892	$1,556	$82	$640	$8,690
Charge offs	-	-	(449)	(1,156)	(22)	(69)	-	(1,696)
Recoveries	-	-	-	37	2	1	-	40
Provision	(530)	(150)	588	1,572	(274)	108	73	1,387
Ending balance	$721	$1,403	$855	$3,345	$1,262	$122	$713	$8,421

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
Non-covered loans:	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Six months ended June 30, 2017	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610
Charge offs	-	(100)	-	(967)	(319)	(5)	-	(1,391)
Recoveries	21	299	-	51	5	2	-	378
Provision	12	107	344	241	458	9	429	1,600
Ending balance	$938	$1,790	$1,096	$2,691	$1,423	$84	$1,175	$9,197

Six months ended June 30, 2016
Allowance for loan losses:
Beginning balance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421
Charge offs	-	-	(449)	(1,271)	(22)	(322)	-	(2,064)
Recoveries	-	-	-	46	4	2	-	52
Provision	(464)	181	439	1,529	(128)	394	61	2,012
Ending balance	$721	$1,403	$855	$3,345	$1,262	$122	$713	$8,421

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

No activity in the allowance for covered loan and lease losses was recorded during the three and six months ended June 30, 2017 and 2016.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Non-covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
June 30, 2017
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$250	$-	$-	$-	$100	$-	$-	$350
Collectively evaluated for impairment	688	1,790	1,096	2,691	1,323	84	1,175	8,847
Total ending allowance	$938	$1,790	$1,096	$2,691	$1,423	$84	$1,175	$9,197

Loans:
Individually evaluated for impairment	$1,220	$-	$-	$2,043	$376	$-	$-	$3,639
Collectively evaluated for impairment	395,269	550,484	188,093	247,300	584,009	41,405	-	2,006,560
Total ending loan balances	$396,489	$550,484	$188,093	$249,343	$584,385	$41,405	$-	$2,010,199

December 31, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$-	$-	$750	$-	$-	$-	$900
Collectively evaluated for impairment	755	1,484	752	2,616	1,279	78	746	7,710
Total ending allowance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610

Loans:
Individually evaluated for impairment	$6,271	$-	$-	$6,380	$-	$-	$-	$12,651
Collectively evaluated for impairment	148,536	310,196	91,067	108,985	231,833	856	-	891,473
Total ending loan balances	$154,807	$310,196	$91,067	$115,365	$231,833	$856	$-	$904,124

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Covered loans:	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
June 30, 2017
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-
Total ending allowance	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$1,285	$-	$-	$1,285
Collectively evaluated for impairment	-	-	-	-	23,383	-	-	23,383
Total ending loan balances	$-	$-	$-	$-	$24,668	$-	$-	$24,668

December 31, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-
Total ending allowance	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$963	$-	$-	$963
Collectively evaluated for impairment	-	-	-	-	27,217	-	-	27,217
Total ending loan balances	$-	$-	$-	$-	$28,180	$-	$-	$28,180

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

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

During the three and six months ending June 30, 2017, there were no loans modified in TDRs. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $680 thousand, was current as of June 30, 2017.

During the three and six months ending June 30, 2016, there were no loans modified in TDRs. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $695 thousand, was current as of June 30, 2016.

Credit Quality Indicators

Through its system of internal controls, Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. Southern National had no loans classified Doubtful at June 30, 2017 or December 31, 2016.

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

As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

June 30, 2017	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$4,885	$1,220	$390,384	$396,489	$6,105	$390,384	$396,489
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	550,484	550,484	-	550,484	550,484
Construction and land development	-	-	-	9,984	-	178,109	188,093	9,984	178,109	188,093
Commercial loans	-	-	-	3,270	2,043	244,030	249,343	5,313	244,030	249,343
Residential 1-4 family (4)	1,285	23,383	24,668	-	376	584,009	584,385	1,661	607,392	609,053
Other consumer loans	-	-	-	-	-	41,405	41,405	-	41,405	41,405

Total	$1,285	$23,383	$24,668	$18,139	$3,639	$1,988,421	$2,010,199	$23,063	$2,011,804	$2,034,867

December 31, 2016	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$-	$6,271	$148,536	$154,807	$6,271	$148,536	$154,807
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	310,196	310,196	-	310,196	310,196
Construction and land development	-	-	-	-	-	91,067	91,067	-	91,067	91,067
Commercial loans	-	-	-	28	6,380	108,957	115,365	6,408	108,957	115,365
Residential 1-4 family (4)	963	27,217	28,180	-	-	231,833	231,833	963	259,050	260,013
Other consumer loans	-	-	-	-	-	856	856	-	856	856

Total	$963	$27,217	$28,180	$28	$12,651	$891,445	$904,124	$13,642	$918,662	$932,304

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.

(2) Includes loans secured by farmland and multi-family residential loans.

(3) Includes SBA guarantees of $2.0 million and $2.2 million as of June 30, 2017 and December 31, 2016.

(4) Includes home equity lines of credit.

The amount of foreclosed residential real estate property held at June 30, 2017 and December 31, 2016 was $4.0 million and $3.4 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $1.6 million and $1.8 million at June 30, 2017 and December 31, 2016, respectively.

6.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts sold by EVBS premerger. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $14.9 million and $6.4 million as of June 30, 2017 and December 31, 2016, respectively.

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

At June 30, 2017 and December 31, 2016, we had unfunded lines of credit and undisbursed construction loan funds totaling $375.5 million and $135.8 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Premerger, EVBS sold its credit card portfolio. With that sale, EVBS guaranteed the credit card accounts of certain customers to the bank that issues the cards. In connection with the merger with EVBS, Southern National now is the guarantor. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty are not considered significant as of June 30, 2017.

7.	Earnings (LOSS) Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings (loss) per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2017
Basic EPS	$(2,842)	13,231	$(0.21)
Effect of dilutive stock options and warrants	-	-	-
Diluted EPS	$(2,842)	13,231	$(0.21)

For the three months ended June 30, 2016
Basic EPS	$2,789	12,249	$0.23
Effect of dilutive stock options and warrants	-	146	-
Diluted EPS	$2,789	12,395	$0.23

For the six months ended June 30, 2017
Basic EPS	$(788)	12,772	$(0.06)
Effect of dilutive stock options and warrants	-	-	-
Diluted EPS	$(788)	12,772	$(0.06)

For the six months ended June 30, 2016
Basic EPS	$5,355	12,243	$0.44
Effect of dilutive stock options and warrants	-	151	-
Diluted EPS	$5,355	12,394	$0.43

There were 466,655 and 172,819 anti-dilutive options and warrants outstanding for the three and six months ended June 30, 2017, respectively. There were 585,605 and 580,935 anti-dilutive options and warrants outstanding for the three and six months ended June 30, 2016, respectively.

8.	FAIR VALUE

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

Investment Securities Available for Sale

Where quoted prices are available in an active market, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of investment securities with similar characteristics or discounted cash flow. Level 2 investment securities would include U. S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Currently, all of Southern National’s available-for-sale debt investment securities are considered to be Level 2 investment securities.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Agency residential mortgage-backed securities (fixed and variable rate)	$33,299	$-	$33,299	$-
Obligations of states and political subdivisions	18,612	-	18,612	-
Corporate securities	2,015	-	2,015	-
Trust preferred securities	2,276	-	2,276	-
Agency CMO securities	55,751	-	55,751	-
Agency commercial mortgage-backed securities	28,118	-	28,118	-
SBA pool securities	26,905	-	26,905	-
	$166,976	$-	$166,976	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,259	$-	$2,259	$-
Trust preferred securities	1,659	-	1,659	-
	$3,918	$-	$3,918	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at June 30, 2017 and December 31, 2016. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $3.6 million (including SBA guarantees of $2.0 million) as of June 30, 2017 with an allocated allowance for loan losses totaling $350 thousand compared to a carrying amount of $12.7 million (including SBA guarantees of $2.2 million) with an allocated allowance for loan losses totaling $900 thousand at December 31, 2016.

Loans held for sale

In connection with the merger with EVBS, SNBV acquired loans held for sale of $16.7 million. Acquired loans held for sale represent the potentially credit impaired loans that were marked to fair value just prior to the closing of the merger. Fair value was determined using quoted prices from an independent, third party buyer. Subsequent to quarter end, acquired loans held for sale were sold to an independent third party. The fair value is considered Level 3.

Assets held for sale

In connection with the merger with EVBS, SNBV acquired four properties that were either former EVBS administrative locations or previously anticipated to be future EVBS administrative locations. Assets held for sale are measured at fair value less cost to sell, based on appraisals conducted by an independent, licensed appraiser outside of the Company using observable market data. If the fair value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. Assets held for sale are measured at fair value on a non-recurring basis. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the consolidated statements of operations.

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5.0% to 7.6% of collateral valuation at June 30, 2017 and December 31, 2016. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At June 30, 2017, the total amount of non-covered OREO was $8.5 million, and there was no covered OREO. As of December 31, 2016, the total amount of OREO was $8.6 million, and there was no covered OREO.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$970	$-	$-	$970
Commercial loans	2,043	-	-	2,043
Residential 1-4 family	276	-	-	276
Impaired covered loans:
Residential 1-4 family	1,285	-	-	1,285
Loans held for sale	16,726	-	-	16,726
Assets held for sale	1,685	-	-	1,685
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,060	-	-	1,060
Construction and land development	3,448	-	-	3,448
Residential 1-4 family	3,970	-	-	3,970

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$6,121	$-	$-	$6,121
Commercial loans	5,630	-	-	5,630
Impaired covered loans:
Residential 1-4 family	963	-	-	963
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,110	-	-	1,110
Commercial real estate - non-owner occupied (1)	237	-	-	237
Construction and land development	3,863	-	-	3,863
Residential 1-4 family	3,407	-	-	3,407

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		June 30, 2017		December 31, 2016
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$44,600	$44,600	$47,392	$47,392
Securities available for sale	See previous table	166,976	166,976	3,918	3,918
Securities held to maturity	Level 2	103,055	101,661	85,300	83,344
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	13,808	n/a	7,929	n/a
Equity investment in mortgage affiliate	Level 3	4,700	4,700	4,629	4,629
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	2,555	2,555
Net non-covered loans	Level 3	1,999,295	2,014,082	893,625	903,085
Net covered loans	Level 3	24,668	24,850	28,180	32,173
Accrued interest receivable	Level 2 & Level 3	7,589	7,589	3,202	3,202
FDIC indemnification asset	Level 3	1,698	528	2,111	528
Financial liabilities:
Demand deposits	Level 1	666,713	666,713	124,779	124,779
Money market and savings accounts	Level 1	548,508	548,508	182,590	182,590
Certificates of deposit	Level 3	804,938	801,103	605,613	605,394
Securities sold under agreements to repurchase	Level 1	8,143	8,143	-	-
FHLB short term advances	Level 1	201,475	201,475	95,000	95,000
Junior subordinated debt	Level 2	9,460	9,459	-	-
Senior subordinated notes	Level 2	47,150	54,211	-	-
Accrued interest payable	Level 1 & Level 3	2,260	2,260	1,190	1,190

Carrying amount is the estimated fair value for cash and cash equivalents, equity investment in mortgage affiliate, preferred investment in mortgage affiliate, accrued interest receivable and payable, demand deposits, savings accounts, money market accounts, securities sold under agreements to repurchase, short-term debt, and variable rate loans that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. A discount for liquidity risk was not considered necessary in estimating the fair value of loans. It was not practicable to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability. Carrying amount is the estimated fair value for the equity investment and the preferred investment in the mortgage affiliate. Fair value of long-term debt is based on current rates for similar financing. The fair value of the FDIC indemnification asset was determined by discounting estimated future cash flows using the long-term risk free rate plus a premium and represents the present value of our current expectation for recoveries from the FDIC on covered loans. The fair value of off-balance-sheet items is not considered material. The fair value of loans is not presented on an exit price basis.

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (“FHLB”) overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers.

In the second quarter of 2016, the Company discontinued offering repo accounts. However, repo accounts totaling $8.1 million at June 30, 2017 were assumed in the merger with EVBS. It is undetermined if the Company will continue to offer repo accounts.

10.	JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In connection with our merger with EVBS, the Company assumed $10 million of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of June 30, 2017 and December 31, 2016, the interest rate was 4.22% and 3.94%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At June 30, 2017, all of the trust preferred securities qualified as Tier 1 capital.

Subject to certain exceptions and limitations, the Company is permitted to elect from time to time to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debt relating to its trust preferred securities. If the Company defers interest payments on the Junior Subordinated Debt for more than 20 consecutive quarters, the Company would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable.

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At June 30, 2017, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At June 30, 2017, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $901 thousand.

Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. The EVBS Senior Subordinated Notes bear interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the EVBS Senior Subordinated Notes will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the EVBS Senior Subordinated Notes as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At June 30, 2017 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2016. Results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of results that may be attained for any other period.

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, factors that could contribute to those differences include, but are not limited to:

•	the effects of future economic, business and market conditions and changes, domestic and foreign;
•	changes in the local economies in our market areas adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
•	changes in the availability of funds resulting in increased costs or reduced liquidity;
•	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;

•	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities, obligations of states and political subdivisions and pooled trust preferred securities;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;
•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;
•	the concentration of our loan portfolio in loans collateralized by real estate;
•	our level of construction and land development and commercial real estate loans;
•	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
•	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for loan losses;
•	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
•	changes in governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System, or changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;
•	increased competition for deposits and loans adversely affecting rates and terms;
•	the continued service of key management personnel;
•	the potential payment of interest on demand deposit accounts to effectively compete for customers;
•	potential environmental liability risk associated with lending activities;
•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
•	risks of mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, including those associated with the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
•	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;
•	changes in accounting policies, rules and practices and applications or determinations made thereunder;
•	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
•	factors that adversely affect our business initiatives, including SNBV’s merger and integration of EVBS, and other factors that could impact the business of the combined organization, including, without limitation, changes in the economic or business conditions in SNBV’s markets; and
•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

OVERVIEW

SNBV is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its previously announced merger of EVBS with and into SNBV and the completion of the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank.  This combination brings together two banking companies with complementary business lines, creating one of the premier banking institutions headquartered in the Commonwealth of Virginia.  EVBS was the holding company for EVB, a Virginia state-chartered bank which traced its beginnings to 1910. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At June 30, 2017, Sonabank had thirty-nine retail branches in Virginia, located in the counties of Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg (2), Middleburg, New Market, Newport News, Richmond (2), South Riding, Warrenton (2), and Williamsburg, and eight retail branches in Maryland, in Rockville, Shady Grove, Frederick, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown. We have administrative offices in Warrenton and Glen Allen, Virginia, and executive offices in Georgetown, Washington, D.C and Glen Allen, Virginia where senior management is located. We are continuing to work on structuring the combined institution to streamline processes using the best of each institution.  In addition, the core processing system conversion remains on schedule to occur in mid-September 2017.

RESULTS OF OPERATIONS

Net (Loss) Income

Net loss for the quarter ended June 30, 2017 was ($2.8) million and a net loss of ($788) thousand was recorded for the first half of 2017. That compares to net income of $2.8 million and $5.4 million during the three and six months ended June 30, 2016. SNBV’s results for the three and six months ended June 30, 2017 were directly impacted by expenses related to the merger with EVBS of $8.6 million and $8.9 million, respectively, compared to no merger expenses during the same periods last year.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

During the second quarter of 2017, net interest income before the provision for loan losses was $11.2 million, up from $10.2 million during the second quarter of 2016. Average loans, net of deferred fees, during the second quarter of 2017 were $1.07 billion compared to $888.1 million during the same period last year. The loan discount accretions on our four acquisitions were $630 thousand in the second quarter of 2017 compared to $490 thousand in the same quarter last year. The interest expense on the SNBV Senior Subordinated Notes issued in January 2017 and the EVBS Senior Subordinated Notes assumed in the merger with EVBS was $451 thousand for the quarter ended June 30, 2017, which reduced the net interest margin by 15 basis points. The net interest margin was 3.72% in the second quarter of 2017, down from 4.06% in the second quarter of 2016.

Net interest income before the provision for loan losses was $21.1 million during the six months ended June 30, 2017, compared to $19.9 million during the comparable period in the prior year. Average loans, net of deferred fees, during the six months ended June 30, 2017 were $1.01 billion compared to $865.6 million during the same period last year. The net interest margin was 3.72% during the first half of 2017 compared to 4.06% during the six months ended June 30, 2016. The interest expense on the SNBV Senior Subordinated Notes issued in January 2017 and the EVBS Senior Subordinated Notes assumed in the merger with EVBS was $780 thousand, which reduced the net interest margin by 14 basis points. The loan discount accretions on our four acquisitions were $848 thousand in the first half of 2017 compared to $1.0 million in the same period last year.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	June 30, 2017			June 30, 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$1,071,508	$13,332	4.99%	$888,083	$11,241	5.09%
Investment securities	107,079	708	2.65%	102,674	881	3.43%
Other earning assets	29,241	209	2.87%	18,273	169	3.72%
Total earning assets	1,207,828	14,249	4.73%	1,009,030	12,291	4.90%
Allowance for loan losses	(8,966)			(8,865)
Total non-earning assets	94,757			81,648
Total assets	$1,293,619			$1,081,813

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$64,579	44	0.27%	$36,674	15	0.16%
Money market accounts	152,517	183	0.48%	125,621	108	0.35%
Savings accounts	65,526	89	0.54%	51,891	84	0.65%
Time deposits	582,878	1,942	1.34%	577,707	1,771	1.23%
Total interest-bearing deposits	865,500	2,258	1.05%	791,893	1,978	1.00%
Borrowings	118,749	786	2.65%	72,812	139	0.77%
Total interest-bearing liabilities	984,249	3,044	1.24%	864,705	2,117	0.98%
Noninterest-bearing liabilities:
Demand deposits	124,346			86,962
Other liabilities	10,379			7,916
Total liabilities	1,118,974			959,583
Stockholders' equity	174,645			122,230
Total liabilities and stockholders' equity	$1,293,619			$1,081,813
Net interest income		$11,205			$10,174
Interest rate spread			3.49%			3.92%
Net interest margin			3.72%			4.06%

(1) Includes loan fees in both interest income and the calculation of the yield on loans.

(2) Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest
	Analysis For the Six Months Ended
	June 30, 2017			June 30, 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$1,014,829	$25,093	4.99%	$865,625	$21,998	5.11%
Investment securities	99,022	1,330	2.71%	101,790	1,646	3.23%
Other earning assets	29,517	371	2.53%	18,467	320	3.48%
Total earning assets	1,143,368	26,794	4.73%	985,882	23,964	4.89%
Allowance for loan losses	(8,934)			(8,739)
Total non-earning assets	82,778			81,501
Total assets	$1,217,212			$1,058,644

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$50,719	61	0.24%	$32,120	22	0.14%
Money market accounts	140,743	315	0.45%	126,699	216	0.34%
Savings accounts	59,440	169	0.57%	51,284	170	0.67%
Time deposits	589,256	3,873	1.33%	558,497	3,382	1.22%
Total interest-bearing deposits	840,158	4,418	1.06%	768,600	3,790	0.99%
Borrowings	94,460	1,280	2.73%	77,486	288	0.75%
Total interest-bearing liabilities	934,618	5,698	1.23%	846,086	4,078	0.97%
Noninterest-bearing liabilities:
Demand deposits	113,687			83,624
Other liabilities	9,043			7,575
Total liabilities	1,057,348			937,285
Stockholders' equity	159,864			121,359
Total liabilities and stockholders' equity	$1,217,212			$1,058,644
Net interest income		$21,096			$19,886
Interest rate spread			3.50%			3.92%
Net interest margin			3.72%			4.06%

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

The loan loss provision for the quarter ended June 30, 2017 was $1.1 million, compared to $1.4 million for the same period last year. For the six months ended June 30, 2017, the loan loss provision was $1.6 million compared to $2.0 million for the same period last year. Gross charge offs for the three and six months ended June 30, 2017 were $879 thousand and $1.4 million, respectively. Gross charge offs for the three and six months ended June 30, 2016 were $1.7 million and $2.1 million, respectively. Gross recoveries totaled $348 thousand and $378 thousand for the three and six months ended June 30, 2017. That compares to gross recoveries of $40 thousand and $52 thousand for the same periods in 2016, respectively. The reduction in the provision for loan losses during the three and six months ended June 30, 2017, as compared to the same periods in 2016, was due to lower charge offs during the current periods as well as overall improvements in the risk characteristics of the loan portfolio.

Noninterest Income

The following tables present the major categories of noninterest income for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended
	June 30,
	2017	2016	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$367	$228	$139
Income from bank-owned life insurance	163	175	(12)
Equity income from mortgage affiliate	112	552	(440)
Gain on sales of investment securities	257	-	257
Other	(17)	37	(54)
Total noninterest income	$882	$992	$(110)

	For the Six Months Ended
	June 30,
	2017	2016	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$580	$451	$129
Income from bank-owned life insurance	326	349	(23)
Equity (loss) income from mortgage affiliate	(367)	632	(999)
Gain on sales of investment securities	257	-	257
Other	19	61	(42)
Total noninterest income	$815	$1,493	$(678)

Noninterest income was $882 thousand during the second quarter of 2017, compared to $992 thousand during the same quarter of 2016. Account maintenance and deposit service fees increased $139 thousand as compared to the same quarter last year. This increase was primarily related to accounts acquired from EVBS. Income from our investment in Southern Trust Mortgage (“STM”), our mortgage affiliate, in the second quarter of 2017 declined $440 thousand to $112 thousand, when compared to $552 thousand of income recorded during the same quarter last year. The decline was attributed to STM’s investment in a new delivery system, new branches and onboarding costs of new loan officers. Gain on sales of investment securities was $257 thousand during the second quarter of 2017, compared to none during the same quarter of 2016.  This increase was due to the sale of $3.2 million of odd-lot residential government-sponsored mortgage-backed securities and $1.3 million of odd-lot residential government-sponsored collateralized mortgage obligations as part of our restructuring of our investment securities portfolio.

Noninterest income decreased to $815 thousand in the first six months of 2017 from $1.5 million in the first six months of 2016. The $678 thousand decrease in noninterest income was primarily driven by the $999 thousand decline in income from STM, partially offset by increases in account maintenance and deposit service fees of $129 thousand and an increase in gains on sales of investment securities of $257 thousand as discussed in the previous paragraph.

Noninterest Expense

The following tables present the major categories of noninterest expense for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended
	June 30,
	2017	2016	Change
	(dollars in thousands)
Salaries and benefits	$3,106	$2,926	$180
Occupancy expenses	844	785	59
Furniture and equipment expenses	247	248	(1)
Amortization of core deposit intangible	74	62	12
Virginia franchise tax expense	130	97	33
FDIC assessment	68	168	(100)
Data processing expense	210	177	33
Telephone and communication expense	183	198	(15)
Amortization of FDIC indemnification asset	176	203	(27)
Net loss (gain) on other real estate owned	266	(38)	304
Merger expenses	8,603	-	8,603
Other operating expenses	934	771	163
Total noninterest expenses	$14,841	$5,597	$9,244

	For the Six Months Ended
	June 30,
	2017	2016	Change
	(dollars in thousands)
Salaries and benefits	$6,004	$6,054	$(50)
Occupancy expenses	1,635	1,594	41
Furniture and equipment expenses	494	437	57
Amortization of core deposit intangible	123	124	(1)
Virginia franchise tax expense	241	194	47
FDIC assessment	205	313	(108)
Data processing expense	418	349	69
Telephone and communication expense	345	385	(40)
Amortization of FDIC indemnification asset	367	419	(52)
Net loss on other real estate owned	319	83	236
Merger expenses	8,926	-	8,926
Other operating expenses	1,817	1,678	139
Total noninterest expenses	$20,894	$11,630	$9,264

Noninterest expenses were $14.8 million and $20.9 million during the second quarter and the first half of 2017, respectively, compared to $5.6 million and $11.6 million during the same periods in 2016. Expenses related to the merger with EVBS were $8.6 million and $8.9 million during the second quarter and the first half of 2017, respectively, compared to no merger expenses during the same periods last year.  For the quarter ended June 30, 2017, we recognized impairments on OREO of $350 thousand, partially offset by gains of $84 thousand on sales of OREO.  Year to date, OREO impairment expenses have totaled $400 thousand, which were partially offset by gains of $81 thousand on sales of OREO.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $2.63 billion as of June 30, 2017 compared to $1.14 billion as of December 31, 2016. Net loans receivable increased from $921.8 million at the end of 2016 to $2.02 billion at June 30, 2017, primarily due to the loans acquired in the merger with EVBS on June 23, 2017, which totaled $1.04 billion.

Total deposits were $2.02 billion at June 30, 2017 compared to $913.0 million at December 31, 2016. The merger with EVBS contributed $1.15 billion in deposits on June 23, 2017.

Loan Portfolio

Net loan growth in the second quarter of 2017 was $1.06 billion. The acquisition of EVBS contributed $1.04 billion in loans on June 23, 2017. Total loan originations were $73.4 million during the quarter ended June 30, 2017 including purchases of residential portfolio product from STM in the amount of $25.2 million.

The following table summarizes the composition of our loan portfolio as of June 30, 2017 and December 31, 2016:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	June 30, 2017			December 31, 2016
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$396,489	$396,489	$-	$154,807	$154,807
Commercial real estate - non-owner-occupied	-	465,065	465,065	-	279,634	279,634
Secured by farmland	-	13,405	13,405	-	541	541
Construction and land loans	-	188,093	188,093	-	91,067	91,067
Residential 1-4 family	9,808	446,303	456,111	10,519	220,291	230,810
Multi- family residential	-	72,014	72,014	-	30,021	30,021
Home equity lines of credit	14,860	138,082	152,942	17,661	11,542	29,203
Total real estate loans	24,668	1,719,451	1,744,119	28,180	787,903	816,083

Commercial loans	-	249,343	249,343	-	115,365	115,365
Consumer loans	-	41,405	41,405	-	856	856
Gross loans	24,668	2,010,199	2,034,867	28,180	904,124	932,304

Less deferred fees on loans	-	(1,707)	(1,707)	-	(1,889)	(1,889)
Loans, net of deferred fees	$24,668	$2,008,492	$2,033,160	$28,180	$902,235	$930,415

Loans held for sale	$-	$16,726	$16,726	$-	$-	$-

(1) Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering single family loans expires in December 2019.

As of June 30, 2017 and December 31, 2016, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

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

We maintain appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where appraisals reflect reduced collateral values, we make an evaluation of the borrower’s overall financial condition to determine the need, if any, for impairment or write-down to their fair values. If foreclosure occurs, we record OREO at the lower of our recorded investment in the loan or fair value less our estimated costs to sell.

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

Non-covered Loans and Assets

OREO as of June 30, 2017 was $8.5 million compared to $8.6 million as of the end of the previous year.

Non-covered nonaccrual loans were $1.1 million (excluding $2.0 million of loans fully covered by SBA guarantees) at June 30, 2017 compared to $1.6 million (excluding $2.2 million of loans fully covered by SBA guarantees) at the end of last year. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to non-covered assets decreased from 0.92% at the end of 2016 to 0.37% at June 30, 2017. The main factor driving the 55 basis point decline in the ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to non-covered assets was the additional $1.04 billion of loans acquired from EVBS that were classified as performing when marked to fair value on June 23, 2017. The unguaranteed portions of the nonperforming SBA loans have been charged off.

Southern National’s allowance for loan losses as a percentage of non-covered total loans at June 30, 2017 was 0.46%, compared to 0.95% at the end of 2016. The main factor driving the 49 basis point decline in the allowance for loan losses as a percentage of non-covered total loans in the first half of 2017 was the loans acquired from EVBS, totaling $1.04 billion at June 23, 2017, which were marked to fair value at the merger date.  The overall portfolio risk characteristics have improved since December 31, 2016. Management believes the allowance is adequate at this time but continues to monitor trends in environmental factors which may potentially affect future losses.

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

The following table presents a comparison of non-covered nonperforming assets as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Nonaccrual loans	$3,107	$3,795
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	3,107	3,795
Other real estate owned	8,478	8,617
Total nonperforming assets	$11,585	$12,412

Troubled debt restructurings	$680	$688

SBA guaranteed amounts included in nonaccrual loans	$2,043	$2,173

Allowance for loan losses to nonperforming loans	295.97%	226.88%
Allowance for loan losses to total non-covered loans	0.46%	0.95%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	0.37%	0.92%

A modification is classified as a TDR if both of the following exist: (1) the borrower is experiencing financial difficulty, and (2) the Bank has granted a concession to the borrower. The Bank determines that a borrower may be experiencing financial difficulty if the borrower is currently delinquent on any of its debt, or if the Bank is concerned that the borrower may not be able to perform in accordance with the current terms of the loan agreement in the foreseeable future. Many aspects of the borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of the loan structure, business/industry risk and borrower/guarantor structures. Concessions may include the reduction of an interest rate at a rate lower than current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest or principal forgiveness. When evaluating whether a concession has been granted, the Bank also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Bank for the restructured terms, or if the revised terms are consistent with those currently being offered to new loan customers. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is a TDR.

Although each occurrence is unique to the borrower and is evaluated separately, for all portfolio segments, TDRs are typically modified through reduction in interest rates, reductions in payments, changing the payment terms from principal and interest to interest only, and/or extensions in term maturity.

During the three and six months ending June 30, 2017, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $680 thousand, was current as of June 30, 2017.

During the three and six months ending June 30, 2016, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $695 thousand, was current as of June 30, 2016.

Covered Loans and Assets

Covered loans identified as impaired totaled $1.3 million as of June 30, 2017 and $963 thousand as of December 31, 2016. Nonaccrual loans were $850 thousand at June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, there were no loans past due 90 days or more and accruing interest.

Investment Securities

Investment securities, available for sale and held to maturity, totaled $270.0 million at June 30, 2017 up from $89.2 million at December 31, 2016. The merger with EVBS contributed $182.8 million in available for sale and held to maturity investment securities on June 23, 2017.

Securities in our investment portfolio as of June 30, 2017 were as follows:

•	residential government-sponsored mortgage-backed securities in the amount of $35.8 million and residential government-sponsored collateralized mortgage obligations in the amount of $10.2 million
•	corporate bonds in the amount of $2.0 million
•	collateralized mortgage obligations in the amount of $66.1 million
•	commercial mortgage-backed securities in the amount of $28.1 million
•	SBA loan pool securities in the amount $26.9 million
•	callable agency securities in the amount of $52.9 million
•	trust preferred securities in the amount of $5.7 million, $3.3 million of which is Alesco VII A1B which is rated A1 (Moody’s), BBB+ (Standard & Poor’s) and A (Fitch)

•	municipal bonds in the amount of $42.3 million with a taxable equivalent yield of 3.45% and ratings as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
A1	$1,951	A	$873
A2	1,608	A+	1,098
Aa1	12,084	AA	14,678
Aa2	4,944	AA-	1,792
Aa3	1,893	AA+	7,804
Aaa	5,381	AAA	6,543
Baa1	1,061	BBB+	1,062
NA	9,437	NA	5,547
No Rating	3,979	No Rating	2,941
	$42,338		$42,338

During the first six months of 2017, we purchased $10.0 million of callable agency securities. One callable agency security in the amount of $5.0 million was called. Additionally, during the second quarter of 2017, as part of our restricting of our investment securities portfolio, we sold $3.2 million of odd-lot residential government-sponsored mortgage-backed securities and $1.3 million of odd-lot residential government-sponsored collateralized mortgage obligations.

At June 30, 2017, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
Held to Maturity							(in thousands)
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	A	$3,454	$3,181	$3,195	11%	$233
MMCF III B	Senior Sub	A3	A-	Ba1	BB	265	261	235	32%	4
						3,719	3,442	3,430		$237

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	847	37%	$400
ALESCO V C1	Mezzanine	A2	A	Caa2	C	2,150	1,490	1,429	10%	660
						3,650	2,589	2,276		$1,060

Total						$7,369	$6,031	$5,706

(1) Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion

(2) Pre-tax

Each of these securities has been evaluated for potential impairment under accounting guidelines. In performing a detailed cash flow analysis of each security, Sonabank works with independent third parties to identify the most reflective estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an other-than-temporary impairment is considered to have occurred. If there is no credit loss, any impairment is considered temporary.

We recognized no other-than-temporary impairment charges during the three and six months ended June 30, 2017 and 2016, respectively.

Liquidity and Funds Management

The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and the sale of available-for-sale investment securities. In addition, we maintain lines of credit from the FHLB of Atlanta and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers.

We prepare a cash flow forecast for one year with the first three months prepared on a weekly basis and on a monthly basis thereafter. The projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. To estimate loan growth over the one year period, the projection incorporates the scheduled loan closings in the Loan Pipeline Report along with other management estimates.

We recently purchased liquidity risk software with which we can monitor our liquidity risk at a point in time and prepare cash flow and funds availability projections over a two year period. The projections can be run using a base case and several stress levels.

During the six months ended June 30, 2017, we funded our financial obligations with deposits, borrowings from the FHLB of Atlanta and the issuance of the SNBV Senior Subordinated Notes in January 2017. At June 30, 2017, we had $375.5 million of unfunded lines of credit and undisbursed construction loan funds. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the Bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required for Capital		To Be Categorized as
	Actual		Adequacy Purposes (1)		Well Capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Southern National
Common equity tier 1 capital ratio	$206,296	10.27%	$90,434	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	213,949	10.65%	120,579	6.00%	n/a	n/a
Total risk-based capital ratio	270,146	13.44%	160,772	8.00%	n/a	n/a
Leverage ratio	213,949	18.23%	46,936	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$251,143	12.48%	$90,553	4.50%	$130,799	6.50%
Tier 1 risk-based capital ratio	251,143	12.48%	120,737	6.00%	160,983	8.00%
Total risk-based capital ratio	260,340	12.94%	160,983	8.00%	201,229	10.00%
Leverage ratio	251,143	21.84%	45,996	4.00%	57,494	5.00%

December 31, 2016
Southern National
Common equity tier 1 capital ratio	$116,076	12.69%	$41,171	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	116,076	12.69%	54,894	6.00%	n/a	n/a
Total risk-based capital ratio	124,686	13.63%	73,193	8.00%	n/a	n/a
Leverage ratio	116,076	10.56%	43,965	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$114,779	12.55%	$41,151	4.50%	$59,440	6.50%
Tier 1 risk-based capital ratio	114,779	12.55%	54,868	6.00%	73,157	8.00%
Total risk-based capital ratio	123,389	13.49%	73,157	8.00%	91,447	10.00%
Leverage ratio	114,779	10.45%	43,947	4.00%	54,934	5.00%

(1)	When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and will increase each subsequent January 1, until it reaches 2.5% on January 1, 2019.
(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

The most recent regulatory notification categorized Sonabank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Sonabank’s category.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged primarily in the business of investing funds obtained from deposits and borrowings into interest-earning loans and investments. Consequently, our earnings depend to a significant extent on our net interest income, which is the difference between the interest income on loans and other investments and the interest expense on deposits and borrowings. To the extent that our interest-bearing liabilities do not reprice or mature at the same time as our interest-earning assets, we are subject to interest rate risk and corresponding fluctuations in net interest income. We have employed asset/liability management policies that seek to manage our net interest income, without having to incur unacceptable levels of credit or investment risk.

We use simulation modeling to manage our interest rate risk, and we review quarterly interest sensitivity reports prepared for us by FTN Financial using the Sendero ALM Analysis System. This approach uses a model which generates estimates of the change in our economic value of equity (“EVE”) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts using assumptions about estimated loan prepayment rates, reinvestment rates and deposit decay rates.

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of June 30, 2017 and as of December 31, 2016. All changes are within our ALM Policy guidelines except for the changes resulting from the 100 and 200 basis point decrease in interest rates at June 30, 2017 and changes resulting from the 100 basis point decrease in interest rates at December 31, 2016.

	Sensitivity of Economic Value of Equity
	As of June 30, 2017

				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)

Up 400	$461,863	$21,243	4.82%	17.55%	142.87%
Up 300	462,000	21,380	4.85%	17.56%	142.92%
Up 200	459,728	19,108	4.34%	17.47%	142.21%
Up 100	457,007	16,387	3.72%	17.37%	141.37%
Base	440,620	-	0.00%	16.75%	136.30%
Down 100	393,637	(46,983)	-10.66%	14.96%	121.77%
Down 200	323,588	(117,032)	-26.56%	12.30%	100.10%

	Sensitivity of Economic Value of Equity
	As of December 31, 2016

				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)

Up 400	$116,120	$(37,494)	-24.41%	10.16%	91.91%
Up 300	123,778	(29,836)	-19.42%	10.83%	97.97%
Up 200	132,243	(21,371)	-13.91%	11.58%	104.67%
Up 100	141,858	(11,756)	-7.65%	12.42%	112.28%
Base	153,614	-	0.00%	13.45%	121.58%
Down 100	136,456	(17,158)	-11.17%	11.94%	108.00%
Down 200	129,485	(24,129)	-15.71%	11.33%	102.49%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2017 and December 31, 2016 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines at June 30, 2017 and December 31, 2016.

	Sensitivity of Net Interest Income
	As of June 30, 2017

	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)

Up 400	$100,759	$8,079	4.16%	0.29%
Up 300	98,878	6,198	4.09%	0.22%
Up 200	96,972	4,292	4.02%	0.15%
Up 100	95,021	2,341	3.96%	0.09%
Base	92,680	-	3.87%	0.00%
Down 100	90,398	(2,282)	3.78%	-0.09%
Down 200	90,692	(1,988)	3.79%	-0.08%

	Sensitivity of Net Interest Income
	As of December 31, 2016

	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)

Up 400	$41,484	$3,759	3.87%	0.43%
Up 300	41,172	3,447	3.75%	0.31%
Up 200	39,898	2,173	3.64%	0.20%
Up 100	38,688	963	3.53%	0.09%
Base	37,725	-	3.44%	0.00%
Down 100	37,961	236	3.46%	0.02%
Down 200	37,473	(252)	3.42%	-0.02%

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE requires the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although the EVE tables and NII tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net worth and NII. Sensitivity of EVE and NII are modeled using different assumptions and approaches. In the low interest rate environment that currently exists, limitations on downward adjustments for interest rates, particularly as they apply to deposits, can and do result in anomalies in scenarios that are unlikely to occur due to the current low interest rate environment.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of June 30, 2017.

ITEM 1A – RISK FACTORS

As of June 30, 2017 there were no material changes to the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – MINE SAFETY DISCLOSURES

Not applicable

Item 5 – Other Information

Not applicable

ITEM 6 - EXHIBITS

(a) Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Southern National Bancorp of Virginia, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

August 9, 2017	/s/ Joe A. Shearin
(Date)	Joe A. Shearin,
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2017	/s/ J. Adam Sothen
(Date)	J. Adam Sothen,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

