Form 10-Q
period 2017-09-30
Southern National Bancorp of Virginia Inc
filed 2017-11-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 2, 2017, there were 23,916,453 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

September 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$7,500	$4,656
Interest-bearing deposits in other financial institutions	15,820	42,736
Total cash and cash equivalents	23,320	47,392

Federal funds sold	623	-

Securities available for sale, at fair value	164,237	3,918

Securities held to maturity, at amortized cost
(fair value of $99,122 and $83,344, respectively)	100,333	85,300

Covered loans	23,979	28,180
Non-covered loans	2,011,202	902,235
Total loans	2,035,181	930,415
Less allowance for loan losses	(9,254)	(8,610)
Net loans	2,025,927	921,805

Stock in Federal Reserve Bank and Federal Home Loan Bank	24,076	7,929
Equity investment in mortgage affiliate	4,617	4,629
Preferred investment in mortgage affiliate	3,305	2,555
Bank premises and equipment, net	36,289	8,227
Goodwill	96,990	10,514
Core deposit intangibles, net	10,416	874
FDIC indemnification asset	1,525	2,111
Bank-owned life insurance	50,491	23,826
Other real estate owned	8,053	8,617
Deferred tax assets, net	24,921	6,780
Other assets	21,449	7,966

Total assets	$2,596,572	$1,142,443

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing demand deposits	$323,722	$88,783
Interest-bearing deposits:
NOW accounts	326,064	26,338
Cash management accounts	-	9,658
Money market accounts	364,420	129,835
Savings accounts	166,030	52,755
Time deposits	723,373	605,613
Total interest-bearing deposits	1,579,887	824,199
Total deposits	1,903,609	912,982

Securities sold under agreements to repurchase	16,416	-
Federal Home Loan Bank (FHLB) advances - short term	272,115	95,000
Junior subordinated debt	9,522	-
Senior subordinated notes	47,138	-
Other liabilities	21,762	8,117
Total liabilities	2,270,562	1,016,099

Commitments and contingencies (See Note 6)	-	-

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding, 23,916,453 shares at September 30, 2017 and 12,263,643 at December 31, 2016	239	123
Additional paid in capital	304,682	104,884
Retained earnings	21,827	22,126
Accumulated other comprehensive loss	(738)	(789)
Total stockholders' equity	326,010	126,344

Total liabilities and stockholders' equity	$2,596,572	$1,142,443

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Interest and dividend income:
Interest and fees on loans	$26,726	$11,792	$51,819	$33,790
Interest and dividends on taxable securities	1,464	581	2,620	2,059
Interest and dividends on tax exempt securities	159	84	333	252
Interest and dividends on other earning assets	458	162	829	482
Interest on federal funds sold	4	-	4	-
Total interest and dividend income	28,811	12,619	55,605	36,583
Interest expense:
Interest on deposits	3,391	2,128	7,809	5,918
Interest on repurchase agreements	12	-	13	18
Interest on junior subordinated debt	120	-	129	-
Interest on senior subordinated notes	712	-	1,483	-
Interest on other borrowings	726	118	1,225	388
Total interest expense	4,961	2,246	10,659	6,324

Net interest income	23,850	10,373	44,946	30,259

Provision for loan losses	5,250	2,050	6,850	4,062
Net interest income after provision for loan losses	18,600	8,323	38,096	26,197

Noninterest income:
Account maintenance and deposit service fees	1,518	225	2,098	675
Income from bank-owned life insurance	305	175	631	524
Equity (loss) income from mortgage affiliate	(83)	749	(450)	1,381
(Loss) gain on sales of investment securities	(2)	-	255	-
Other	561	26	580	88
Total noninterest income	2,299	1,175	3,114	2,668

Noninterest expenses:
Salaries and benefits	7,746	2,699	13,750	8,753
Occupancy expenses	1,703	783	3,338	2,377
Furniture and equipment expenses	907	283	1,401	720
Amortization of core deposit intangible	360	44	483	168
Virginia franchise tax expense	364	96	605	290
FDIC assessment	186	165	391	478
Data processing expense	440	184	858	533
Telephone and communication expense	567	201	912	586
Amortization of FDIC indemnification asset	173	187	540	606
Net (gain) loss on other real estate owned	(106)	(9)	213	74
Merger expenses	168	-	9,094	-
Other operating expenses	1,928	725	3,745	2,403
Total noninterest expenses	14,436	5,358	35,330	16,988
Income before income taxes	6,463	4,140	5,880	11,877
Income tax expense	2,089	1,375	2,294	3,757
Net income	$4,374	$2,765	$3,586	$8,120

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$242	$188	$323	$(296)
Realized amounts on securities sold, net	2	-	(255)	-
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	3	3	9	10
Net unrealized gain (loss)	247	191	77	(286)
Tax effect	(84)	(64)	(26)	98
Other comprehensive income (loss)	163	127	51	(188)
Comprehensive income	$4,537	$2,892	$3,637	$7,932
Earnings per share, basic	$0.18	$0.23	$0.22	$0.66
Earnings per share, diluted	$0.18	$0.22	$0.21	$0.65

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comphrensive
	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2016	$123	$104,884	$22,126	$(789)	$126,344
Comprehensive income:
Net income	-	-	3,586	-	3,586
Change in unrealized loss on securities available for sale (net of tax expense, $23)	-	-	-	45	45
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $3 and accretion, $9 and amounts recorded into other comprehensive income at transfer)	-	-	-	6	6
Dividends on common stock ($0.24 per share)	-	-	(3,885)	-	(3,885)
Issuance of common stock for warrants exercised (49,500 shares)	-	449	-	-	449
Issuance of common stock under Stock Incentive Plan (45,550 shares)	-	371	-	-	371
Issuance of common stock in connection with Eastern Virginia Bankshares, Inc. merger (11,557,760 shares)	116	198,793	-	-	198,909
Stock-based compensation expense	-	185	-	-	185
Balance - September 30, 2017	$239	$304,682	$21,827	$(738)	$326,010

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(dollars in thousands) (Unaudited)

	2017	2016

Operating activities:
Net income	$3,586	$8,120
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,282	613
Amortization of core deposit intangible	483	168
Other amortization, net	633	(61)
Accretion of loan discount	(2,321)	(1,465)
Amortization of FDIC indemnification asset	540	606
Provision for loan losses	6,850	4,062
Earnings on bank-owned life insurance	(631)	(524)
Equity loss (income) on mortgage affiliate	450	(1,381)
Stock-based compensation expense	185	198
Net gain on sales of investment securities	(255)	-
Net loss on other real estate owned	213	74
Net decrease (increase) in other assets	2,237	(1,694)
Net (decrease) increase in other liabilities	(851)	3,324
Net cash and cash equivalents provided by operating activities	12,401	12,040
Investing activities:
Purchase of federal funds sold	(623)	-
Proceeds from sales of investment securities	4,767	-
Purchases of held to maturity investment securities	(9,950)	(46,055)
Purchases of available for sale investment securities	(1,747)	-
Proceeds from paydowns, maturities and calls of available for sale investment securities	3,950	-
Proceeds from paydowns, maturities and calls of held to maturity investment securities	9,752	55,976
Loan originations and payments, net	(51,059)	(90,875)
Distribution from mortgage affiliate	48	628
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(9,413)	(575)
Payments received on FDIC indemnification asset	-	10
Proceeds from sales of other real estate owned	1,006	1,166
Purchases of bank premises and equipment	(750)	(120)
Acquisition of Eastern Virginia Bankshares, Inc.	(10)	-
Cash acquired in acquisition of Eastern Virginia Bankshares, Inc.	24,025	-
Net cash and cash equivalents used in investing activities	(30,004)	(79,845)
Financing activities:
Net (decrease) increase in deposits	(149,119)	79,596
Cash dividends paid - common stock	(3,885)	(2,940)
Issuance of common stock for warrants exercised	449	101
Issuance of common stock under Stock Incentive Plan	371	118
Issuance of subordinated notes, net of cost	26,075	-
Net increase in short-term borrowings	119,640	16,000
Net decrease in long-term borrowings	-	(5,000)
Net cash and cash equivalents (used in) provided by financing activities	(6,469)	87,875
(Decrease) increase in cash and cash equivalents	(24,072)	20,070
Cash and cash equivalents at beginning of period	47,392	30,336
Cash and cash equivalents at end of period	$23,320	$50,406

Supplemental disclosure of cash flow information
Cash payments for:
Interest	$9,231	$6,190
Income taxes	2,390	3,483
Supplemental schedule of noncash investing and financing activities
Transfer from long-term FHLB advances to short-term FHLB advances	$-	$5,000
Transfer from covered loans to other real estate owned	-	144
Transfer from securities sold under agreement to repurchase to deposits	-	10,381
Assets acquired, excluding cash and cash equivalents of $24,025	1,346,573	-
Liabilities assumed	1,258,164	-

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017

1.	ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV” or the “Company”) is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank” or the “Bank”) a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its previously announced merger of Eastern Virginia Bankshares, Inc. (“EVBS”) with and into SNBV and the completion of the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank (see Note 2 - Business Combinations).  This combination has brought together two banking companies with complementary business lines, creating one of the premier banking institutions headquartered in the Commonwealth of Virginia.  EVBS was the holding company for EVB, a Virginia state-chartered bank which traced its beginnings to 1910. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At September 30, 2017, Sonabank had thirty-seven full-service retail branches in Virginia, located in the counties of Chesterfield, Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

The consolidated financial statements include the accounts of Southern National and its subsidiaries Sonabank and EVB Statutory Trust I (the “Trust”). Significant inter-company accounts and transactions have been eliminated in consolidation. Southern National consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where Southern National holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. Southern National has an interest in one affiliate, Southern Trust Mortgage, LLC (“STM”), which it accounts for as an equity method investment.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the carrying value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, the FDIC indemnification asset, other real estate owned (“OREO”), deferred tax assets, and fair value measurements related to assets acquired and liabilities assumed from business combinations.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-1, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-1: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments require that an entity that has an available for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increase the level of ownership interest or degree of influence that result in the adoption of the equity method. The adoption of the amendments did not have an effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Our revenue is balanced between net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income. The Company is nearing its overall assessment of revenue streams and reviewing contracts potentially affected by the ASU including deposit related fees, gains/losses on the sale of OREO, and interchange fees, to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements; however, the Company’s revenue recognition pattern for these revenue streams is not expected to change significantly from current practice. The Company is currently planning to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company adopted this guidance during the first quarter of 2017 with an immaterial effect.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which sets forth a “current expected credit loss” ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Southern National is currently assessing the impact of the adoption of this ASU on its consolidated financial statements and is collecting data that will be needed to produce historical inputs into any models created as a result of adopting this ASU.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. After determining if the carrying amount of a reporting unit exceeds its fair value, the entity should take an impairment charge of the same amount to the goodwill for that reporting unit, not to exceed the total goodwill amount for that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Southern National is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323) – Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. ASU 2017-03 provides amendments that add paragraph 250-10-S99-6 which includes the text of "SEC Staff Announcement: Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period” (in accordance with Staff Accounting Bulletin (“SAB”) Topic 11.M). Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered to assist the reader in assessing the significance of the standard's impact on its financial statements. Southern National has enhanced its disclosures regarding the expected impact of recently issued accounting standards adopted in a future period will have on its accounting and disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  ASU 2017-08 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Southern National is currently reviewing its portfolio of debt securities to determine the impact that this ASU will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. Southern National is currently evaluating the impact of the amendments in the ASU on its consolidated financial statements.

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

SNBV accounted for the acquisition using the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Under the acquisition method of accounting, the assets and liabilities of EVBS were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. SNBV recognized goodwill of $86.5 million in connection with the acquisition, none of which is deductible for income tax purposes.

The following table details the total consideration paid by SNBV on June 23, 2017 in connection with the acquisition of EVBS, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill.

	As Recorded	Fair Value	As Recorded
(dollars in thousands) (unaudited)	by EVBS	Adjustments	by the Company
Consideration paid:
Cash			$10
SNBV common stock			198,909
Total consideration paid			$198,919

Identifiable assets acquired:
Cash and due from banks	$4,350	$-	$4,350
Interest bearing deposits with banks	18,993	-	18,993
Federal funds sold	682	-	682
Securities available for sale, at fair value	163,029	(150)	162,879
Securities held to maturity, at carrying value	19,036	508	19,544
Restricted securities, at cost	6,734	-	6,734
Loans	1,045,600	(7,722)	1,037,878
Loans held for sale	19,689	-	19,689
Deferred income taxes	15,735	2,844	18,579
Bank premises and equipment	24,242	4,352	28,594
Assets held for sale	2,970	(1,285)	1,685
Accrued interest receivable	4,272	-	4,272
Other real estate owned	563	92	655
Core deposit intangible	435	9,590	10,025
Bank owned life insurance	26,035	-	26,035
Other assets	10,004	-	10,004
Total identifiable assets acquired	1,362,369	8,229	1,370,598

Identifiable liabilities assumed:
Noninterest-bearing demand accounts	226,637	-	226,637
Interest-bearing deposits	920,743	1,182	921,925
Federal funds purchased and repurchase agreements	7,598	-	7,598
Federal Home Loan Bank advances	57,475	-	57,475
Junior subordinated debt	10,310	(801)	9,509
Senior subordinated notes	19,175	1,876	21,051
Accrued interest payable	902	-	902
Other liabilities	13,067	-	13,067
Total identifiable liabilities assumed	1,255,907	2,257	1,258,164

Net identifiable assets acquired	$106,462	$5,972	$112,434

Goodwill resulting from acquisition			$86,485

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from EVBS had the following impact on the consolidated statements of income during the three and nine months ended September 30, 2017:

	For the Three Months	For the Nine Months
(dollars in thousands)	Ended September 30, 2017	Ended September 30, 2017
Loans (1)	$1,127	$1,218
Time deposits (2)	213	217
Junior and senior subordinated debt (3)	21	23
Core deposit intangible (4)	(312)	(338)
Net impact to income before income taxes	$1,049	$1,120

(1)	Loan discount accretion is included in the “Interest and fees on loans” section of “Interest and dividend income” in the Consolidated Statements of Income.
(2)	Time deposit premium amortization is included in the "Interest on deposits" section of "Interest expense" in the Consolidated Statements of Income.
(3)	The junior subordinated debt discount accretion and senior subordinated notes premium amortization are included in the “Interest on junior subordinated debt” and “Interest on senior subordinated notes” section of “Interest expense”, respectively, in the Consolidated Statements of Income.
(4)	Core deposit intangible premium amortization is included in the "Other operating expenses" section of "Noninterest expenses" in the Consolidated Statements of Income.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans: The acquired loans were recorded at fair value at the acquisition date of $1.04 billion without carryover of EVBS’s allowance for loan losses. The unpaid principal balance and discount at the merger date were $1.05 billion and $15.4 million, respectively. Where loans exhibited characteristics of performance, fair value was determined based on a discounted cash flow analysis which included default estimates; loans without such characteristics, fair value was determined based on the estimated values of the underlying collateral. While estimating the amount and timing of both principal and interest cash flows expected to be collected, a market-based discount rate was applied.  In this regard, the acquired loans were segregated into pools based on loan type and credit risk.  Loan type was determined based on collateral type and purpose, industry segment and loan structure.  Credit risk characteristics included risk rating groups pass, special mention and substandard and lien position. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

Loans Held for Sale: The $19.7 million of acquired loans held for sale were recorded at fair value at the acquisition date. Acquired loans held for sale represent the potentially credit-impaired loans that were moved out of the held for investment portfolio and marked to fair value by EVBS just prior to the closing of the merger. Fair value was determined using quoted prices from an independent, third party buyer. Subsequent to the acquisition date, acquired loans held for sale were sold to an independent third party.

Premises and Equipment and Assets Held for Sale: The fair value of EVBS’s premises, including land, buildings and improvements, was determined based upon appraisal by licensed appraisers. These appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised. The fair value of bank-owned real estate resulted in a net premium of $3.1 million.  Land is not depreciated.

Core Deposit Intangible: The fair value of the core deposit intangible (“CDI”) was determined based on a combined discounted economic benefit and market approach.  The economic benefit was calculated as the cost savings between maintaining the core deposit base and using an alternate funding source, such as FHLB advances.  The life of the deposit base and projected deposit attrition rates was determined using EVBS's historical deposit data.  The CDI was estimated at $10.0 million or 0.9% of total deposits.  The CDI is being amortized over a weighted average life of 96 months using the straight-line method.

Time Deposits: The fair value of time deposits was determined based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The resulting estimated fair value adjustment of time deposits is a $1.2 million premium and is being amortized over the weighted average remaining life of approximately 18 months using the straight-line method.

FHLB Advances: The fair value of FHLB advances was considered to be equivalent to EVBS’s recorded book balance as the advances mature in 90 days or less.

Junior Subordinated Debt and Senior Subordinated Notes: The fair value of the junior subordinated debt and senior subordinated notes were based on discounted cash flows using rates for securities with similar terms. The resulting estimated fair value adjustment of junior subordinated debt is a $801 thousand discount and is being accreted over the remaining life of approximately 195 months using the straight-line method. The resulting estimated fair value adjustment of senior subordinated notes is a $1.1 million premium and is being amortized over the remaining life of approximately 95 months using the straight-line method.

Deferred Income Taxes: Certain deferred tax assets and liabilities were carried over to SNBV from EVBS based on the Company’s ability to utilize them in the future. Additionally, deferred tax assets and liabilities were established for acquisition accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income.

The table below illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2016. The unaudited combined pro forma revenue and net income combines the historical results of EVBS with the Company's consolidated statements of income for the periods listed below and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2016. Acquisition-related expenses of $168 thousand and $9.1 million were included in the Company's reported consolidated statements of income for the three and nine months ended September 30, 2017, respectively, but were excluded from the unaudited pro forma information listed below. While the majority of the acquisition-related expenses have been recognized in the first nine months of 2017, the Company believes that additional legal and other transition expenses related to this acquisition will be likely throughout the remainder of 2017. Additionally, the Company expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below:

	Unaudited	Unaudited	Unaudited	Unaudited
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2017	2016	2017	2016
Net interest income	$23,850	$21,139	$67,271	$63,467
Net income	4,648	5,742	17,774	17,385

3.	STOCK-BASED COMPENSATION

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

Southern National granted no regular options during the first nine months of 2017, but did issue 22,559 options under the 2017 Plan in connection with the merger with EVBS which options were previously outstanding under the EVBS 2003 Stock Incentive Plan. Immediately prior to the effective time of the merger, each option to purchase shares of EVBS common stock granted under an EVBS stock plan vested and was converted into and became an option to purchase shares of common stock of SNBV (each, an “Assumed Option”), which was adjusted (i) by multiplying the number of shares of common stock that could be purchased under the Assumed Option by the 0.6313 exchange ratio and rounding down to the nearest share and (ii) by dividing the per share exercise price of the option by the 0.6313 exchange ratio and rounding up to the nearest cent. SNBV assumed each Assumed Option in accordance with the terms of the EVBS stock plan and award agreement by which it is evidenced.

For the three and nine months ended September 30, 2017, stock-based compensation expense was $84 thousand and $185 thousand, respectively, compared to $62 thousand and $198 thousand for the same periods last year, respectively. As of September 30, 2017, unrecognized compensation expense associated with the stock options was $272 thousand, which is expected to be recognized over a weighted average period of 2.0 years.

A summary of the activity in the stock option plan during the nine months ended September 30, 2017 follows (dollars in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	782,200	$9.56
Granted	-	-
Options issued in connection with EVBS merger	22,559	24.54
Forfeited	(12,400)	11.53
Exercised	(42,750)	8.67
Options outstanding, end of period	749,609	$10.03	5.7	$5,391

Exercisable at end of period	409,759	$7.72	4.1	$3,164

4.	INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
September 30, 2017	Cost	Gains	Losses	Value
Agency residential mortgage-backed securities (fixed and variable rate)	$32,237	$3	$(135)	$32,105
Obligations of states and political subdivisions	18,650	32	(73)	18,609
Corporate securities	2,014	1	-	2,015
Trust preferred securities	2,589	14	(237)	2,366
Residential government-sponsored collateralized mortgage obligations	53,643	5	(278)	53,370
Government-sponsored agency securities	1,747	-	(14)	1,733
Agency commercial mortgage-backed securities	28,304	-	(223)	28,081
SBA pool securities	25,937	46	(25)	25,958
	$165,121	$101	$(985)	$164,237

	Amortized	Gross Unrealized		Fair
December 31, 2016	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,280	$9	$(30)	$2,259
Trust preferred securities	2,590	-	(931)	1,659
	$4,870	$9	$(961)	$3,918

The amortized cost, unrecognized gains and losses, and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
September 30, 2017	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$12,015	$45	$(48)	$12,012
Residential government-sponsored collateralized mortgage obligations	9,494	-	(51)	9,443
Government-sponsored agency securities	52,648	48	(1,334)	51,362
Obligations of states and political subdivisions	22,917	170	(76)	23,011
Trust preferred securities	3,259	58	(23)	3,294
	$100,333	$321	$(1,532)	$99,122

	Amortized	Gross Unrecognized		Fair
December 31, 2016	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$18,594	$308	$(118)	$18,784
Residential government-sponsored collateralized mortgage obligations	2,371	-	(54)	2,317
Government-sponsored agency securities	47,975	28	(1,865)	46,138
Obligations of states and political subdivisions	12,706	53	(162)	12,597
Trust preferred securities	3,654	-	(146)	3,508
	$85,300	$389	$(2,345)	$83,344

The amortized cost amounts are net of recognized other than temporary impairment.

The fair value and carrying amount, if different, of debt investment securities as of September 30, 2017, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$1,456	$1,477	$1,946	$1,943
Due in five to ten years	23,496	23,178	5,397	5,393
Due after ten years	53,872	53,012	17,657	17,387
Agency residential mortgage-backed securities (fixed and variable rate)	12,015	12,012	32,237	32,105
Residential government-sponsored collateralized mortgage obligations	9,494	9,443	53,643	53,370
Agency commercial mortgage-backed securities	-	-	28,304	28,081
SBA pool securities	-	-	25,937	25,958
Total	$100,333	$99,122	$165,121	$164,237

Investment securities with a carrying amount of approximately $134.2 million and $73.9 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”), and repurchase agreements.

Southern National monitors the portfolio for indicators of other than temporary impairment. At September 30, 2017 and December 31, 2016, certain investment securities’ fair values were below cost. As outlined in the table below, there were investment securities with fair values totaling approximately $202.7 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at September 30, 2017. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these investment securities and it is likely that we will not be required to sell the investment securities before their anticipated recovery, management does not consider these investment securities to be other than temporarily impaired as of September 30, 2017.

The following tables present information regarding investment securities in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016 (in thousands) by duration of time in a loss position:

September 30, 2017	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Agency residential mortgage-backed securities (fixed and variable rate)	$33,288	$(135)	$-	$-	$33,288	$(135)
Obligations of states and political subdivisions	14,509	(73)	-	-	14,509	(73)
Trust preferred securities	-	-	863	(237)	863	(237)
Residential government-sponsored collateralized mortgage obligations	52,134	(278)	-	-	52,134	(278)
Government-sponsored agency securities	1,733	(14)	-	-	1,733	(14)
Agency commercial mortgage-backed securities	28,081	(223)	-	-	28,081	(223)
SBA pool securities	11,468	(25)	-	-	11,468	(25)
	$141,213	$(748)	$863	$(237)	$142,076	$(985)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$3,403	$(40)	$419	$(8)	$3,822	$(48)
Residential government-sponsored collateralized mortgage obligations	7,820	(15)	1,623	(36)	9,443	(51)
Government-sponsored agency securities	12,724	(264)	24,917	(1,070)	37,641	(1,334)
Obligations of states and political subdivisions	7,441	(48)	2,030	(28)	9,471	(76)
Trust preferred securities	-	-	239	(23)	239	(23)
	$31,388	$(367)	$29,228	$(1,165)	$60,616	$(1,532)

December 31, 2016
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$1,706	$(30)	$-	$-	$1,706	$(30)
Trust preferred securities	-	-	1,658	(931)	1,658	(931)
	$1,706	$(30)	$1,658	$(931)	$3,364	$(961)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$10,238	$(110)	$457	$(8)	$10,695	$(118)
Residential government-sponsored collateralized mortgage obligations	1,346	(27)	971	(27)	2,317	(54)
Government-sponsored agency securities	41,110	(1,865)	-	-	41,110	(1,865)
Obligations of states and political subdivisions	3,578	(98)	1,065	(64)	4,643	(162)
Trust preferred securities	-	-	3,508	(146)	3,508	(146)
	$56,272	$(2,100)	$6,001	$(245)	$62,273	$(2,345)

As of September 30, 2017, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
						(in thousands)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	A	$3,250	$2,998	$3,055	17%	$228
MMCF III B	Senior Sub	A3	A-	Ba1	BBB	265	261	239	32%	4
						3,515	3,259	3,294		$232

										Cumulative OTTI
										Related to
										Credit Loss (2)
Available for Sale
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	862	28%	$400
ALESCO V C1	Mezzanine	A2	A	Caa2	C	2,150	1,490	1,504	13%	660
						3,650	2,589	2,366		$1,060

Total						$7,165	$5,848	$5,660

(1) Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion

(2) Pre-tax

Each of these investment securities has been evaluated for other than temporary impairment. In performing a detailed cash flow analysis of each investment security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

•	0.5% of the remaining performing collateral will default or defer per annum.
•	Recoveries of 9% with a two year lag on all defaults and deferrals.
•	No prepayments for 10 years and then 1% per annum for the remaining life of the investment security.
•	Our investment securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized no other than temporary impairment charges during the three and nine months ended September 30, 2017 and 2016, respectively.

The following table presents a roll forward of the credit losses on our investment securities previously classified as held to maturity and now classified as available for sale recognized in earnings for the nine months ended September 30, 2017 and 2016 (in thousands):

	2017	2016

Amount of cumulative other than temporary impairment related to credit loss prior to January 1	$1,060	$1,060
Amounts related to credit loss for which an other than temporary impairment was not previously recognized	-	-
Amounts related to credit loss for which an other than temporary impairment was previously recognized	-	-
Reductions due to realized losses	-	-
Amount of cumulative other than temporary impairment related to credit loss as of September 30	$1,060	$1,060

Changes in accumulated other comprehensive (loss) by component for the three and nine months ended September 30, 2017 and 2016 are shown in the table below. All amounts are net of tax (in thousands).

	Unrealized Holding
	(Losses) on	Held to Maturity
For the three months ended September 30, 2017	Available for Sale Securities	Securities	Total
Beginning balance	$(743)	$(158)	$(901)
Other comprehensive income before reclassifications	161	2	163
Net current-period other comprehensive income	161	2	163
Ending balance	$(582)	$(156)	$(738)

	Unrealized Holding
	(Losses) on	Held to Maturity
For the nine months ended September 30, 2017	Available for Sale Securities	Securities	Total
Beginning balance	$(627)	$(162)	$(789)
Other comprehensive income before reclassifications	45	6	51
Net current-period other comprehensive income	45	6	51
Ending balance	$(582)	$(156)	$(738)

	Unrealized Holding
	(Losses) on	Held to Maturity
For the three months ended September 30, 2016	Available for Sale Securities	Securities	Total
Beginning balance	$(760)	$(165)	$(925)
Other comprehensive income before reclassifications	125	2	127
Net current-period other comprehensive income	125	2	127
Ending balance	$(635)	$(163)	$(798)

	Unrealized Holding
	(Losses) on	Held to Maturity
For the nine months ended September 30, 2016	Available for Sale Securities	Securities	Total
Beginning balance	$(440)	$(170)	$(610)
Other comprehensive (loss) income before reclassifications	(195)	7	(188)
Net current-period other comprehensive (loss) income	(195)	7	(188)
Ending balance	$(635)	$(163)	$(798)

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2017 and December 31, 2016:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	September 30, 2017			December 31, 2016
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$399,799	$399,799	$-	$154,807	$154,807
Commercial real estate - non-owner-occupied	-	452,797	452,797	-	279,634	279,634
Secured by farmland	-	13,270	13,270	-	541	541
Construction and land loans	-	198,328	198,328	-	91,067	91,067
Residential 1-4 family	9,356	462,545	471,901	10,519	220,291	230,810
Multi- family residential	-	73,547	73,547	-	30,021	30,021
Home equity lines of credit	14,623	137,681	152,304	17,661	11,542	29,203
Total real estate loans	23,979	1,737,967	1,761,946	28,180	787,903	816,083

Commercial loans	-	235,171	235,171	-	115,365	115,365
Consumer loans	-	39,460	39,460	-	856	856
Gross loans	23,979	2,012,598	2,036,577	28,180	904,124	932,304

Less deferred fees on loans	-	(1,396)	(1,396)	-	(1,889)	(1,889)
Loans, net of deferred fees	$23,979	$2,011,202	$2,035,181	$28,180	$902,235	$930,415

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

On June 23, 2017, in connection with the merger with EVBS, SNBV acquired loans held for sale with a fair value of $19.7 million and loans held for investment with an unpaid principal balance of $1.05 billion and an estimated fair value of $1.04 billion, which created an accretable discount of $15.4 million at acquisition. Accretion of $1.1 million and $1.2 million associated with these acquired loans held for investment was recognized in the three and nine months ended September 30, 2017, respectively.

As part of the Greater Atlantic Bank acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC: one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of September 30, 2017, non-covered loans included $22.6 million of loans acquired in the HarVest acquisition, $37.3 million acquired in the Prince Georges Federal Savings Bank (“PGFSB”) acquisition and $990.4 million acquired in the EVBS acquisition.

Accretable discount on the acquired EVBS, Greater Atlantic Bank, PGFSB, and the HarVest loans totaled $19.6 million and $6.5 million at September 30, 2017 and December 31, 2016, respectively.

For the three acquisitions subsequent to the Greater Atlantic Bank acquisition noted above, management sold the majority of the purchased credit impaired loans immediately after closing of the acquisition.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
September 30, 2017	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$1,218	$1,324	$-	$1,218	$1,324	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	9,984	9,984	-	9,984	9,984	-
Commercial loans	-	-	-	4,128	9,126	-	4,128	9,126	-
Residential 1-4 family (3)	1,285	1,495	-	376	517	-	1,661	2,012	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$1,285	$1,495	$-	$15,706	$20,951	$-	$16,991	$22,446	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-	-	-
Residential 1-4 family (3)	-	-	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$-	$-	$-	$-	$-	$-
Grand total	$1,285	$1,495	$-	$15,706	$20,951	$-	$16,991	$22,446	$-

(1) Recorded investment is after cumulative prior charge offs of $5.2 million. These loans also have aggregate SBA guarantees of $1.7 million.

(2) Includes loans secured by farmland and multi-family residential loans.

(3) Includes home equity lines of credit.

	Covered Loans			Non-covered Loans			Total Loans
		Unpaid			Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related	Recorded	Principal	Related
December 31, 2016	Investment	Balance	Allowance	Investment (1)	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$5,583	$5,592	$-	$5,583	$5,592	$-
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,002	3,603	-	3,002	3,603	-
Residential 1-4 family (3)	963	1,113	-	-	-	-	963	1,113	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$963	$1,113	$-	$8,585	$9,195	$-	$9,548	$10,308	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$688	$688	$150	$688	$688	$150
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	-	3,378	5,798	750	3,378	5,798	750
Residential 1-4 family (3)	-	-	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-	-	-

Total	$-	$-	$-	$4,066	$6,486	$900	$4,066	$6,486	$900
Grand total	$963	$1,113	$-	$12,651	$15,681	$900	$13,614	$16,794	$900

(1) Recorded investment is after cumulative prior charge offs of $3.0 million. These loans also have aggregate SBA guarantees of $2.2 million.

(2) Includes loans secured by farmland and multi-family residential loans.

(3) Includes home equity lines of credit.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
Three months ended September 30, 2017	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$1,325	$8	$1,325	$8
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	9,984	153	9,984	153
Commercial loans	-	-	8,286	111	8,286	111
Residential 1-4 family (2)	1,290	12	517	-	1,807	12
Other consumer loans	-	-	-	-	-	-

Total	$1,290	$12	$20,112	$272	$21,402	$284

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$-	$-	$-	$-
Grand total	$1,290	$12	$20,112	$272	$21,402	$284

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
Three months ended September 30, 2016	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$7,984	$73	$7,984	$73
Commercial real estate - non-owner occupied (1)	-	-	132	3	132	3
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,600	13	2,600	13
Residential 1-4 family (2)	959	7	-	-	959	7
Other consumer loans	-	-	-	-	-	-

Total	$959	$7	$10,716	$89	$11,675	$96

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$693	$8	$693	$8
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	4,140	39	4,140	39
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$4,833	$47	$4,833	$47
Grand total	$959	$7	$15,549	$136	$16,508	$143

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
Nine months ended September 30, 2017	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$1,328	$27	$1,328	$27
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	9,934	158	9,934	158
Commercial loans	-	-	8,206	323	8,206	323
Residential 1-4 family (2)	1,292	45	517	-	1,809	45
Other consumer loans	-	-	-	-	-	-

Total	$1,292	$45	$19,985	$508	$21,277	$553

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$-	$-	$-	$-
Grand total	$1,292	$45	$19,985	$508	$21,277	$553

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

	Covered Loans		Non-covered Loans		Total Loans
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
Nine months ended September 30, 2016	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-	$6,711	$220	$6,711	$220
Commercial real estate - non-owner occupied (1)	-	-	134	8	134	8
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	2,852	-	2,852	-
Residential 1-4 family (2)	996	24	-	-	996	24
Other consumer loans	-	-	-	-	-	-

Total	$996	$24	$9,697	$228	$10,693	$252

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$696	$24	$696	$24
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-
Commercial loans	-	-	3,301	117	3,301	117
Residential 1-4 family (2)	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-

Total	$-	$-	$3,997	$141	$3,997	$141
Grand total	$996	$24	$13,694	$369	$14,690	$393

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2017 and December 31, 2016 (in thousands):

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
September 30, 2017	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	23	193	-	216	1,109	22,654	23,979
Other consumer loans	-	-	-	-	-	-	-

Total	$23	$193	$-	$216	$1,109	$22,654	$23,979

Non-covered loans:
Commercial real estate - owner occupied	$4,491	$40	$-	$4,531	$636	$394,632	$399,799
Commercial real estate - non-owner occupied (1)	1,934	39	-	1,973	-	537,641	539,614
Construction and land development	1,604	-	-	1,604	9,984	186,740	198,328
Commercial loans	5,994	250	-	6,244	1,732	227,195	235,171
Residential 1-4 family (2)	3,565	1,119	-	4,684	639	594,903	600,226
Other consumer loans	37	8	-	45	-	39,415	39,460

Total	$17,625	$1,456	$-	$19,081	$12,991	$1,980,526	$2,012,598

Total loans:
Commercial real estate - owner occupied	$4,491	$40	$-	$4,531	$636	$394,632	$399,799
Commercial real estate - non-owner occupied (1)	1,934	39	-	1,973	-	537,641	539,614
Construction and land development	1,604	-	-	1,604	9,984	186,740	198,328
Commercial loans	5,994	250	-	6,244	1,732	227,195	235,171
Residential 1-4 family (2)	3,588	1,312	-	4,900	1,748	617,557	624,205
Other consumer loans	37	8	-	45	-	39,415	39,460

Total	$17,648	$1,649	$-	$19,297	$14,100	$2,003,180	$2,036,577

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
December 31, 2016	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	-	-
Construction and land development	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Residential 1-4 family (2)	221	95	-	316	850	27,014	28,180
Other consumer loans	-	-	-	-	-	-	-

Total	$221	$95	$-	$316	$850	$27,014	$28,180

Non-covered loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$637	$154,170	$154,807
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	310,196	310,196
Construction and land development	-	-	-	-	-	91,067	91,067
Commercial loans	1,349	-	-	1,349	3,158	110,858	115,365
Residential 1-4 family (2)	1,011	-	-	1,011	-	230,822	231,833
Other consumer loans	-	-	-	-	-	856	856

Total	$2,360	$-	$-	$2,360	$3,795	$897,969	$904,124

Total loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$637	$154,170	$154,807
Commercial real estate - non-owner occupied (1)	-	-	-	-	-	310,196	310,196
Construction and land development	-	-	-	-	-	91,067	91,067
Commercial loans	1,349	-	-	1,349	3,158	110,858	115,365
Residential 1-4 family (2)	1,232	95	-	1,327	850	257,836	260,013
Other consumer loans	-	-	-	-	-	856	856

Total	$2,581	$95	$-	$2,676	$4,645	$924,983	$932,304

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Non-covered nonaccrual loans include SBA guaranteed amounts totaling $1.7 million and $2.2 million at September 30, 2017 and December 31, 2016, respectively.

Activity in the allowance for non-covered loan and lease losses for the three and nine months ended September 30, 2017 and 2016 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Non-covered loans:
Three months ended September 30, 2017
Allowance for loan losses:
Beginning balance	$938	$1,790	$1,096	$2,691	$1,423	$84	$1,175	$9,197
Charge offs	-	-	-	(5,316)	-	(57)	-	(5,373)
Recoveries	7	-	-	170	2	1	-	180
Provision	(129)	(260)	(293)	6,629	15	297	(1,009)	5,250
Ending balance	$816	$1,530	$803	$4,174	$1,440	$325	$166	$9,254

Three months ended September 30, 2016
Allowance for loan losses:
Beginning balance	$721	$1,403	$855	$3,345	$1,262	$122	$713	$8,421
Charge offs	(798)	-	-	(1,363)	-	-	-	(2,161)
Recoveries	-	-	120	33	4	2	-	159
Provision	916	196	(328)	1,257	95	(41)	(45)	2,050
Ending balance	$839	$1,599	$647	$3,272	$1,361	$83	$668	$8,469

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Non-covered loans:
Nine months ended September 30, 2017
Allowance for loan losses:
Beginning balance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610
Charge offs	-	(100)	-	(6,283)	(319)	(63)	-	(6,765)
Recoveries	28	299	-	221	6	5	-	559
Provision	(117)	(153)	51	6,870	474	305	(580)	6,850
Ending balance	$816	$1,530	$803	$4,174	$1,440	$325	$166	$9,254

Nine months ended September 30, 2016
Allowance for loan losses:
Beginning balance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421
Charge offs	(798)	-	(450)	(2,633)	(22)	(322)	-	(4,225)
Recoveries	-	1	120	78	8	4	-	211
Provision	452	376	112	2,786	(33)	353	16	4,062
Ending balance	$839	$1,599	$647	$3,272	$1,361	$83	$668	$8,469

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

No activity in the allowance for covered loan and lease losses was recorded during the three and nine months ended September 30, 2017 and 2016.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Non-covered loans:
September 30, 2017
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	816	1,530	803	4,174	1,440	325	166	9,254
Total ending allowance	$816	$1,530	$803	$4,174	$1,440	$325	$166	$9,254

Loans:
Individually evaluated for impairment	$1,218	$-	$9,984	$4,128	$376	$-	$-	$15,706
Collectively evaluated for impairment	398,581	539,614	188,344	231,043	599,850	39,460	-	1,996,892
Total ending loan balances	$399,799	$539,614	$198,328	$235,171	$600,226	$39,460	$-	$2,012,598

December 31, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$-	$-	$750	$-	$-	$-	$900
Collectively evaluated for impairment	755	1,484	752	2,616	1,279	78	746	7,710
Total ending allowance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610

Loans:
Individually evaluated for impairment	$6,271	$-	$-	$6,380	$-	$-	$-	$12,651
Collectively evaluated for impairment	148,536	310,196	91,067	108,985	231,833	856	-	891,473
Total ending loan balances	$154,807	$310,196	$91,067	$115,365	$231,833	$856	$-	$904,124

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

The following tables present the balance in the allowance for covered loan losses and the recorded investment in covered loans by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Covered loans:
September 30, 2017
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-
Total ending allowance	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$1,285	$-	$-	$1,285
Collectively evaluated for impairment	-	-	-	-	22,694	-	-	22,694
Total ending loan balances	$-	$-	$-	$-	$23,979	$-	$-	$23,979

December 31, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-
Total ending allowance	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$963	$-	$-	$963
Collectively evaluated for impairment	-	-	-	-	27,217	-	-	27,217
Total ending loan balances	$-	$-	$-	$-	$28,180	$-	$-	$28,180

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

During the three and nine months ending September 30, 2017, there were no loans modified in TDRs. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $677 thousand, was current as of September 30, 2017.

During the three and nine months ending September 30, 2016, there were no loans modified in TDRs. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $692 thousand, was current as of September 30, 2016.

Credit Quality Indicators

Through its system of internal controls, Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. Southern National had no loans classified Doubtful at September 30, 2017 or December 31, 2016.

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

As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
September 30, 2017	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$-	$1,218	$398,581	$399,799	$1,218	$398,581	$399,799
Commercial real estate - non-owner occupied (2)	-	-	-	-	9,984	529,630	539,614	9,984	529,630	539,614
Construction and land development	-	-	-	-	-	198,328	198,328	-	198,328	198,328
Commercial loans	-	-	-	3,258	4,128	227,785	235,171	7,386	227,785	235,171
Residential 1-4 family (4)	1,285	22,694	23,979	-	376	599,850	600,226	1,661	622,544	624,205
Other consumer loans	-	-	-	-	-	39,460	39,460	-	39,460	39,460

Total	$1,285	$22,694	$23,979	$3,258	$15,706	$1,993,634	$2,012,598	$20,249	$2,016,328	$2,036,577

	Covered Loans			Non-covered Loans				Total Loans
	Classified/			Special				Classified/
December 31, 2016	Criticized (1)	Pass	Total	Mention	Substandard (3)	Pass	Total	Criticized	Pass	Total
Commercial real estate - owner occupied	$-	$-	$-	$-	$6,271	$148,536	$154,807	$6,271	$148,536	$154,807
Commercial real estate - non-owner occupied (2)	-	-	-	-	-	310,196	310,196	-	310,196	310,196
Construction and land development	-	-	-	-	-	91,067	91,067	-	91,067	91,067
Commercial loans	-	-	-	28	6,380	108,957	115,365	6,408	108,957	115,365
Residential 1-4 family (4)	963	27,217	28,180	-	-	231,833	231,833	963	259,050	260,013
Other consumer loans	-	-	-	-	-	856	856	-	856	856

Total	$963	$27,217	$28,180	$28	$12,651	$891,445	$904,124	$13,642	$918,662	$932,304

(1) Credit quality is enhanced by a loss sharing agreement with the FDIC in the covered portfolio. The same credit quality indicators used in the non-covered portfolio are combined.

(2) Includes loans secured by farmland and multi-family residential loans.

(3) Includes SBA guarantees of $1.7 million and $2.2 million as of September 30, 2017 and December 31, 2016.

(4) Includes home equity lines of credit.

The amount of foreclosed residential real estate property held at September 30, 2017 and December 31, 2016 was $2.0 million and $3.4 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $1.4 million and $1.8 million at September 30, 2017 and December 31, 2016, respectively.

6.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts sold by EVBS premerger. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $14.3 million and $6.4 million as of September 30, 2017 and December 31, 2016, respectively.

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

At September 30, 2017 and December 31, 2016, we had unfunded lines of credit and undisbursed construction loan funds totaling $399.8 million and $135.8 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Premerger, EVBS sold its credit card portfolio. With that sale, EVBS guaranteed the credit card accounts of certain customers to the bank that issues the cards. In connection with the merger with EVBS, Southern National now is the guarantor. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty and are not considered significant as of September 30, 2017.

7. Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2017
Basic EPS	$4,374	23,913	$0.18
Effect of dilutive stock options and warrants	-	305	-
Diluted EPS	$4,374	24,218	$0.18

For the three months ended September 30, 2016
Basic EPS	$2,765	12,258	$0.23
Effect of dilutive stock options and warrants	-	171	-
Diluted EPS	$2,765	12,429	$0.22

For the nine months ended September 30, 2017
Basic EPS	$3,586	16,526	$0.22
Effect of dilutive stock options and warrants	-	295	-
Diluted EPS	$3,586	16,821	$0.21

For the nine months ended September 30, 2016
Basic EPS	$8,120	12,248	$0.66
Effect of dilutive stock options and warrants	-	154	-
Diluted EPS	$8,120	12,402	$0.65

There were 480,729 and 467,977 anti-dilutive options outstanding for the three and nine months ended September 30, 2017, respectively. There were 684,604 and 702,027 anti-dilutive options and warrants outstanding for the three and nine months ended September 30, 2016, respectively.

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

Investment Securities Available for Sale

Where quoted prices are available in an active market, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of investment securities with similar characteristics or discounted cash flow. Level 2 investment securities would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Currently, all of Southern National’s available for sale debt investment securities are considered to be Level 2 investment securities.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Agency residential mortgage-backed securities (fixed and variable rate)	$32,105	$-	$32,105	$-
Obligations of states and political subdivisions	18,609	-	18,609	-
Corporate securities	2,015	-	2,015	-
Trust preferred securities	2,366	-	2,366	-
Residential government-sponsored collateralized mortgage obligations	53,370	-	53,370	-
Government-sponsored agency securities	1,733	-	1,733	-
Agency commercial mortgage-backed securities	28,081	-	28,081	-
SBA pool securities	25,958	-	25,958	-
	$164,237	$-	$164,237	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Obligations of states and political subdivisions	$2,259	$-	$2,259	$-
Trust preferred securities	1,659	-	1,659	-
	$3,918	$-	$3,918	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at September 30, 2017 and December 31, 2016. Fair value is classified as Level 3 in the fair value hierarchy. Non-covered loans identified as impaired totaled $15.7 million (including SBA guarantees of $1.7 million) as of September 30, 2017 with $0 allocated allowance for loan losses compared to a carrying amount of $12.7 million (including SBA guarantees of $2.2 million) with an allocated allowance for loan losses totaling $900 thousand at December 31, 2016.

Assets held for sale

In connection with the merger with EVBS, SNBV acquired four properties that were either former EVBS administrative locations or previously anticipated to be future EVBS administrative locations. Assets held for sale are measured at fair value less cost to sell, based on appraisals conducted by an independent, licensed appraiser outside of the Company using observable market data. If the fair value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. Assets held for sale are measured at fair value on a non-recurring basis. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the consolidated statements of income.

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5.0% to 7.6% of collateral valuation at September 30, 2017 and December 31, 2016. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At September 30, 2017, the total amount of non-covered OREO was $8.1 million, and there was no covered OREO. As of December 31, 2016, the total amount of OREO was $8.6 million, and there was no covered OREO.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$1,218	$-	$-	$1,218
Construction and land development	9,984	-	-	9,984
Commercial loans	4,128	-	-	4,128
Residential 1-4 family	376	-	-	376
Impaired covered loans:
Residential 1-4 family	1,285	-	-	1,285
Assets held for sale	1,685	-	-	1,685
Non-covered other real estate owned:
Commercial real estate - owner occupied	3,092	-	-	3,092
Construction and land development	2,923	-	-	2,923
Residential 1-4 family	2,038	-	-	2,038

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired non-covered loans:
Commercial real estate - owner occupied	$6,121	$-	$-	$6,121
Commercial loans	5,630	-	-	5,630
Impaired covered loans:
Residential 1-4 family	963	-	-	963
Non-covered other real estate owned:
Commercial real estate - owner occupied	1,110	-	-	1,110
Commercial real estate - non-owner occupied (1)	237	-	-	237
Construction and land development	3,863	-	-	3,863
Residential 1-4 family	3,407	-	-	3,407

(1) Includes loans secured by farmland and multi-family residential loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		September 30, 2017		December 31, 2016
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents (1)	Level 1	$23,943	$23,943	$47,392	$47,392
Securities available for sale	See previous table	164,237	164,237	3,918	3,918
Securities held to maturity	Level 2	100,333	99,122	85,300	83,344
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	24,076	n/a	7,929	n/a
Equity investment in mortgage affiliate	Level 3	4,617	4,617	4,629	4,629
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	2,555	2,555
Net non-covered loans	Level 3	2,001,948	2,005,934	893,625	903,085
Net covered loans	Level 3	23,979	24,027	28,180	32,173
Accrued interest receivable	Level 2 & Level 3	7,965	7,965	3,202	3,202
FDIC indemnification asset	Level 3	1,525	528	2,111	528
Financial liabilities:
Demand deposits	Level 1	649,786	649,786	124,779	124,779
Money market and savings accounts	Level 1	530,450	530,450	182,590	182,590
Certificates of deposit	Level 3	723,373	721,223	605,613	605,394
Securities sold under agreements to repurchase	Level 1	16,416	16,416	-	-
FHLB short term advances	Level 1	272,115	272,115	95,000	95,000
Junior subordinated debt	Level 2	9,522	11,524	-	-
Senior subordinated notes	Level 2	47,138	52,649	-	-
Accrued interest payable	Level 1 & Level 3	2,619	2,619	1,190	1,190

(1)	Includes Federal Funds Sold

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), equity investment in mortgage affiliate, preferred investment in mortgage affiliate, accrued interest receivable and payable, demand deposits, savings accounts, money market accounts, securities sold under agreements to repurchase, short-term debt, and variable rate loans that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. A discount for liquidity risk was not considered necessary in estimating the fair value of loans. It was not practicable to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair value of long-term debt is based on current rates for similar financing. The fair value of the FDIC indemnification asset was determined by discounting estimated future cash flows using the long-term risk free rate plus a premium and represents the present value of our current expectation for recoveries from the FDIC on covered loans. The fair value of off-balance-sheet items is not considered material. The fair value of loans is not presented on an exit price basis.

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (“FHLB”) overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers.

In the second quarter of 2016, the Company discontinued offering repo accounts. However, repo accounts totaling $7.6 million were assumed on June 23, 2017 in the merger with EVBS. During the third quarter of 2017 the Company determined that it will continue to offer repo accounts and the balance at September 30, 2017 was $16.4 million.

10.	JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In connection with our merger with EVBS, the Company assumed $10 million of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of September 30, 2017 and December 31, 2016, the interest rate was 4.27% and 3.94%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At September 30, 2017, all of the trust preferred securities qualified as Tier 1 capital.

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

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At September 30, 2017, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At September 30, 2017, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $878 thousand.

Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. The EVBS Senior Subordinated Notes bear interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the EVBS Senior Subordinated Notes will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the EVBS Senior Subordinated Notes as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At September 30, 2017 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2016. Results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of results that may be attained for any other period.

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factor contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, factors that could contribute to those differences include, but are not limited to:

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

OVERVIEW

SNBV is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its previously announced merger of EVBS with and into SNBV and the completion of the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank.  This combination has brought together two banking companies with complementary business lines, creating one of the premier banking institutions headquartered in the Commonwealth of Virginia.  EVBS was the holding company for EVB, a Virginia state-chartered bank which traced its beginnings to 1910. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At September 30, 2017, Sonabank had thirty-seven full-service retail branches in Virginia, located in the counties of Chesterfield, Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

We have administrative offices in Warrenton and Glen Allen, Virginia, and executive offices in Georgetown, Washington, D.C. and Glen Allen, Virginia where senior management is located. In September 2017, Southern National and Sonabank successfully completed the core data processing system conversion related to its merger of EVBS and EVB.  We are very excited to have combined two great organizations and remain highly optimistic about the future prospects and synergies of the combined entity.  With the core data processing system conversion complete, during the fourth quarter of 2017 and forward, we plan to continue to focus our efforts on realizing cost savings, maximizing revenue enhancement opportunities from the merger of EVBS, while conservatively and prudently growing the balance sheet.

RESULTS OF OPERATIONS

Net Income

Net income for the three and nine months ended September 30, 2017 was $4.4 million and $3.6 million, respectively. That compares to net income of $2.8 million and $8.1 million during the three and nine months ended September 30, 2016, respectively. SNBV’s results for the three and nine months ended September 30, 2017 were directly impacted by the merger with EVBS including expenses related to the merger of $168 thousand and $9.1 million, respectively, compared to no merger expenses during the same periods last year.  Also affecting SNBV’s results was a provision for loan losses of $5.3 million that was recorded during the third quarter of 2017. The primary driver of the elevated provision for loan losses was the $5.3 million in charge-offs taken on two loans that were related to the deteriorating financial condition of one long-time borrower of Sonabank, a government contractor, who is experiencing cash flow problems. Management is closely monitoring this situation.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $23.9 million in the quarter ended September 30, 2017 compared to $10.4 million during the same period last year.  Average loans during the third quarter of 2017 were $2.04 billion compared to $907.3 million during the same period last year. Southern National’s net interest margin was 4.02% in the third quarter of 2017 compared to 4.04% during the third quarter of 2016. The yield on average interest-earning assets decreased five basis points to 4.86% during the third quarter of 2017 when comparing to the 4.91% yield on average interest-earning assets during the third quarter of 2016. Cost of funds improved five basis points to 0.88% for the third quarter of 2017 when compared to the 0.93% cost of funds during the third quarter of 2016. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and PGFSB increased due to the EVBS acquisition and contributed $1.5 million to net interest income during the three months ended September 30, 2017 compared to $536 thousand during the third quarter of 2016.

Net interest income was $44.9 million during the nine months ended September 30, 2017, compared to $30.3 million during the comparable period in the prior year. Average loans during the nine months ended September 30, 2017 were $1.4 billion compared to $879.6 million during the same period last year. Southern National’s net interest margin was 3.88% during the nine months ended September 30, 2017 compared to 4.05% during the same period in 2016. The loan discount accretions on the four aforementioned acquisitions were $2.4 million in the first nine months of 2017 compared to $1.6 million in the same period last year.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	September 30, 2017			September 30, 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,038,574	$26,726	5.20%	$907,330	$11,792	5.17%
Investment securities	267,315	1,623	2.41%	93,563	665	2.84%
Other earning assets	47,143	462	3.89%	21,296	162	3.01%
Total earning assets	2,353,032	28,811	4.86%	1,022,189	12,619	4.91%
Allowance for loan losses	(12,069)			(8,427)
Total non-earning assets	255,760			81,147
Total assets	$2,596,723			$1,094,909

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$328,602	323	0.39%	$41,735	18	0.17%
Money market accounts	381,942	690	0.72%	127,939	116	0.36%
Savings accounts	167,630	139	0.33%	52,093	82	0.63%
Time deposits	765,725	2,239	1.16%	596,160	1,912	1.28%
Total interest-bearing deposits	1,643,899	3,391	0.82%	817,927	2,128	1.04%
Borrowings	271,336	1,570	2.30%	53,777	118	0.87%
Total interest-bearing liabilities	1,915,235	4,961	1.03%	871,704	2,246	1.03%
Noninterest-bearing liabilities:
Demand deposits	330,145			91,575
Other liabilities	25,913			7,794
Total liabilities	2,271,293			971,073
Stockholders' equity	325,430			123,836
Total liabilities and stockholders' equity	$2,596,723			$1,094,909
Net interest income		$23,850			$10,373
Interest rate spread			3.83%			3.88%
Net interest margin			4.02%			4.04%

(1) Includes loan fees in both interest income and the calculation of the yield on loans.

(2) Calculations include non-accruing loans in average loan amounts outstanding.

	Average Balance Sheets and Net Interest
	Analysis For the Nine Months Ended
	September 30, 2017			September 30, 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$1,353,054	$51,819	5.12%	$879,628	$33,790	5.13%
Investment securities	155,506	2,953	2.54%	99,028	2,311	3.11%
Other earning assets	38,822	833	2.87%	19,417	482	3.33%
Total earning assets	1,547,382	55,605	4.80%	998,073	36,583	4.90%
Allowance for loan losses	(10,030)			(8,633)
Total non-earning assets	152,257			81,380
Total assets	$1,689,609			$1,070,820

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$137,295	384	0.37%	$35,348	40	0.15%
Money market accounts	221,749	1,005	0.61%	127,115	332	0.35%
Savings accounts	95,604	308	0.43%	51,556	252	0.65%
Time deposits	652,322	6,112	1.25%	571,143	5,294	1.24%
Total interest-bearing deposits	1,106,970	7,809	0.94%	785,162	5,918	1.01%
Borrowings	170,466	2,850	2.24%	69,526	406	0.78%
Total interest-bearing liabilities	1,277,436	10,659	1.12%	854,688	6,324	0.99%
Noninterest-bearing liabilities:
Demand deposits	181,064			86,294
Other liabilities	23,780			7,647
Total liabilities	1,482,280			948,629
Stockholders' equity	207,329			122,191
Total liabilities and stockholders' equity	$1,689,609			$1,070,820
Net interest income		$44,946			$30,259
Interest rate spread			3.68%			3.91%
Net interest margin			3.88%			4.05%

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

The loan loss provision for the quarter ended September 30, 2017 was $5.3 million, compared to $2.1 million for the same period last year. For the nine months ended September 30, 2017, the loan loss provision was $6.9 million compared to $4.1 million for the same period last year. Net charge offs for the three and nine months ended September 30, 2017 were $5.2 million and $6.2 million, respectively. Net charge offs for the three and nine months ended September 30, 2016 were $2.0 million and $4.0 million, respectively. The primary driver of the elevated provision for loan losses during the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was the $5.3 million in charge-offs taken during the third quarter of 2017 on two loans that were related to the deteriorating financial condition of one long-time borrower of Sonabank, a government contractor, who is experiencing cash flow problems. Management is closely monitoring this situation.

Noninterest Income

The following tables present the major categories of noninterest income for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended
	September 30,
	2017	2016	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$1,518	$225	$1,293
Income from bank-owned life insurance	305	175	130
Equity (loss) income from mortgage affiliate	(83)	749	(832)
(Loss) on sales of investment securities	(2)	-	(2)
Other	561	26	535
Total noninterest income	$2,299	$1,175	$1,124

	For the Nine Months Ended
	September 30,
	2017	2016	Change
	(dollars in thousands)
Account maintenance and deposit service fees	$2,098	$675	$1,423
Income from bank-owned life insurance	631	524	107
Equity (loss) income from mortgage affiliate	(450)	1,381	(1,831)
Gain on sales of investment securities	255	-	255
Other	580	88	492
Total noninterest income	$3,114	$2,668	$446

During the third quarter of 2017, Southern National had noninterest income of $2.3 million compared to noninterest income of $1.2 million during the third quarter of 2016. A loss was recorded from the investment in STM, Southern National’s mortgage affiliate, in the amount of $83 thousand compared to income of $749 thousand during the same quarter last year. This loss was primarily driven by an overall decrease in STM’s revenue due to a lower volume of mortgage loan closings. Account maintenance and deposit service fees increased $1.3 million as compared to the same quarter last year, primarily driven by the increased retail deposits acquired in the merger with EVBS. Income from bank-owned life insurance increased $130 thousand when compared to the third quarter of 2016, primarily driven by additional income earned from the increase in bank-owned life insurance policies acquired in the merger with EVBS. Other noninterest income increased $535 thousand as compared to the same quarter last year. This increase was primarily driven by $300 thousand and $137 thousand in recoveries of acquired loan and investment security balances from the EVBS acquisition, respectively. These loan and investment security balances were fully charged off by EVBS prior to its acquisition by Southern National.

Noninterest income increased to $3.1 million in the first nine months of 2017 from $2.7 million in the first nine months of 2016. The increase was primarily due to the $1.4 million increase in account maintenance and deposit service fees as discussed in the previous paragraph. Southern National also recognized increases of $255 thousand and $492 thousand on gains on sales of investment securities and in other noninterest income, respectively. Partially offsetting these increases was a $1.8 million decline in income from the investment in STM, which resulted in a loss of $450 thousand for the nine months ended September 30, 2017.

Noninterest Expense

The following tables present the major categories of noninterest expense for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended
	September 30,
	2017	2016	Change
	(dollars in thousands)
Salaries and benefits	$7,746	$2,699	$5,047
Occupancy expenses	1,703	783	920
Furniture and equipment expenses	907	283	624
Amortization of core deposit intangible	360	44	316
Virginia franchise tax expense	364	96	268
FDIC assessment	186	165	21
Data processing expense	440	184	256
Telephone and communication expense	567	201	366
Amortization of FDIC indemnification asset	173	187	(14)
Net (gain) on other real estate owned	(106)	(9)	(97)
Merger expenses	168	-	168
Other operating expenses	1,928	725	1,203
Total noninterest expenses	$14,436	$5,358	$9,078

	For the Nine Months Ended
	September 30,
	2017	2016	Change
	(dollars in thousands)
Salaries and benefits	$13,750	$8,753	$4,997
Occupancy expenses	3,338	2,377	961
Furniture and equipment expenses	1,401	720	681
Amortization of core deposit intangible	483	168	315
Virginia franchise tax expense	605	290	315
FDIC assessment	391	478	(87)
Data processing expense	858	533	325
Telephone and communication expense	912	586	326
Amortization of FDIC indemnification asset	540	606	(66)
Net loss on other real estate owned	213	74	139
Merger expenses	9,094	-	9,094
Other operating expenses	3,745	2,403	1,342
Total noninterest expenses	$35,330	$16,988	$18,342

Noninterest expenses were $14.4 million and $35.3 million during the third quarter and the first nine months of 2017, respectively, compared to $5.4 million and $17.0 million during the same periods in 2016, respectively. Salaries and benefits totaled $7.8 million and $13.8 million for the three and nine months ended September 30, 2017, respectively. Southern National expects salaries and benefits to decrease in the fourth quarter of 2017 as the last of the merger-related full-time equivalent employee (“FTE”) reductions are scheduled to take place and then begin to normalize in the first half of 2018. Occupancy expenses rose $920 thousand in the third quarter of 2017, to $1.7 million, when compared to the $783 thousand of occupancy expenses recorded during the third quarter of 2016. Furniture and equipment expenses rose $624 thousand in the third quarter of 2017, to $907 thousand, when compared to the $283 thousand of furniture and equipment expenses recorded during the third quarter of 2016. The increases in occupancy and furniture and equipment expenses are in line with the added expenses associated with the EVBS merger. Year to date, occupancy expenses were $3.3 million and furniture and equipment expenses were $1.4 million. Expenses related to the merger with EVBS were $168 thousand and $9.1 million during the third quarter and the first nine months of 2017, respectively, compared to no merger expenses during the same periods last year. Other operating expenses increased $1.2 million, from $725 thousand recorded in the third quarter of 2016 to $1.9 million recorded in the same period in 2017. The increase is in line with the added expenses associated with the EVBS merger. In addition, other operating expenses during the third quarter of 2017 increased due to fraudulent wire transactions in July 2017 that caused losses of approximately $172 thousand. These fraudulent wire transactions were the result of an email phishing scheme that targeted various employees of the Bank and led to an internal email compromise, affording the perpetrators access to personal information of a number of the Bank’s customers. The Bank took immediate action to contain and eradicate the email compromise, including the implementation of control enhancements to prevent a similar situation from occurring again. Southern National believes this is an isolated event and does not believe its technology systems have been compromised.

The majority of the merger and merger related expenses have been incurred as the result of the merger with EVBS. The following table shows a breakdown of those merger and merger related expenses:

For the Nine Months Ended
September 30, 2017
(dollars in thousands)

Salaries and benefits (1)	$4,961
Consulting and investment banking fees	2,150
Data processing (2)	600
Legal fees	586
Occupancy expenses	422
Filing fees	164
Appraisals	95
Lodging, travel and meals	25
Training	17
Other	74
Total merger expenses	$9,094

(1) Includes change-in-control contract payouts, severance and pay-to-stay bonuses.

(2) Fee incurred to cancel core system platform contract.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $2.60 billion as of September 30, 2017 compared to $1.14 billion as of December 31, 2016. Net loans receivable increased from $921.8 million at the end of 2016 to $2.03 billion at September 30, 2017, primarily due to the loans acquired in the merger with EVBS on June 23, 2017, which totaled $990.4 million at September 30, 2017.

Total deposits were $1.90 billion at September 30, 2017 compared to $913.0 million at December 31, 2016. The merger with EVBS contributed $1.15 billion in deposits on June 23, 2017.

Loan Portfolio

Net loan growth in the third quarter of 2017 was $2.0 million. Loan growth during the third quarter was offset by the sale of approximately $29.0 million of EVB’s classified and residential TDR loans during July and August of 2017 as well as net charge-offs of $5.2 million. Total loan purchases of residential portfolio product from STM were $19.9 million during the quarter.

The following table summarizes the composition of our loan portfolio as of September 30, 2017 and December 31, 2016:

	Covered	Non-covered	Total	Covered	Non-covered	Total
	Loans (1)	Loans	Loans	Loans (1)	Loans	Loans
	September 30, 2017			December 31, 2016
Loans secured by real estate:
Commercial real estate - owner-occupied	$-	$399,799	$399,799	$-	$154,807	$154,807
Commercial real estate - non-owner-occupied	-	452,797	452,797	-	279,634	279,634
Secured by farmland	-	13,270	13,270	-	541	541
Construction and land loans	-	198,328	198,328	-	91,067	91,067
Residential 1-4 family	9,356	462,545	471,901	10,519	220,291	230,810
Multi- family residential	-	73,547	73,547	-	30,021	30,021
Home equity lines of credit	14,623	137,681	152,304	17,661	11,542	29,203
Total real estate loans	23,979	1,737,967	1,761,946	28,180	787,903	816,083

Commercial loans	-	235,171	235,171	-	115,365	115,365
Consumer loans	-	39,460	39,460	-	856	856
Gross loans	23,979	2,012,598	2,036,577	28,180	904,124	932,304

Less deferred fees on loans	-	(1,396)	(1,396)	-	(1,889)	(1,889)
Loans, net of deferred fees	$23,979	$2,011,202	$2,035,181	$28,180	$902,235	$930,415

(1) Covered Loans were acquired in the Greater Atlantic transaction and are covered under an FDIC loss-share agreement. The agreement covering single family loans expires in December 2019.

As of September 30, 2017 and December 31, 2016, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

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

Non-covered Loans and Assets

OREO as of September 30, 2017 was $8.1 million compared to $8.6 million as of the end of the previous year.

Non-covered nonaccrual loans were $11.3 million (excluding $1.7 million of loans fully covered by SBA guarantees) at September 30, 2017 compared to $1.6 million (excluding $2.2 million of loans fully covered by SBA guarantees) at the end of last year. Included in the $11.3 million of non-covered nonaccrual loans is a $10.0 million loan extended to a commercial construction real estate company which is secured by commercial real estate properties with appraised values of approximately $14 million. The unguaranteed portions of the nonperforming SBA loans have been charged off. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to total non-covered assets decreased from 0.92% at the end of 2016 to 0.75% at September 30, 2017.

Southern National’s allowance for loan losses as a percentage of non-covered total loans at September 30, 2017 was 0.46%, compared to 0.95% at the end of 2016. The main factor driving the 49 basis point decline in the allowance for loan losses as a percentage of non-covered total loans in the first nine months of 2017 was the loans acquired from EVBS, totaling $1.04 billion at June 23, 2017, which were marked to fair value at the merger date. Management believes the allowance is adequate at this time but continues to monitor trends in environmental factors which may potentially affect future losses.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

The following table presents a comparison of non-covered nonperforming assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Nonaccrual loans	$12,991	$3,795
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	12,991	3,795
Other real estate owned	8,053	8,617
Total nonperforming assets	$21,044	$12,412

Troubled debt restructurings	$677	$688

SBA guaranteed amounts included in nonaccrual loans	$1,732	$2,173

Allowance for loan losses to nonperforming loans	71.23%	226.88%
Allowance for loan losses to total non-covered loans	0.46%	0.95%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	0.75%	0.92%

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

During the three and nine months ending September 30, 2017, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $677 thousand, was current as of September 30, 2017.

During the three and nine months ending September 30, 2016, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $692 thousand, was current as of September 30, 2016.

Covered Loans and Assets

Covered loans identified as impaired totaled $1.3 million as of September 30, 2017 and $963 thousand as of December 31, 2016. Covered nonaccrual loans were $1.1 million at September 30, 2017 and $850 thousand at December 31, 2016. At September 30, 2017 and December 31, 2016, there were no covered loans past due 90 days or more and accruing interest.

Investment Securities

Investment securities, available for sale and held to maturity, totaled $264.6 million at September 30, 2017 up from $89.2 million at December 31, 2016. The merger with EVBS contributed $182.4 million in available for sale and held to maturity investment securities on June 23, 2017.

Investment securities in our portfolio as of September 30, 2017 were as follows:

•	residential government-sponsored mortgage-backed securities in the amount of $44.1 million and residential government-sponsored collateralized mortgage obligations in the amount of $62.9 million;
•	corporate bonds in the amount of $2.0 million;
•	commercial mortgage-backed securities in the amount of $28.1 million;
•	SBA loan pool securities in the amount of $26.0 million;
•	callable agency securities in the amount of $54.4 million;
•	trust preferred securities in the amount of $5.6 million, $3.0 million of which is Alesco VII A1B which is rated A1 (Moody’s); and
•	municipal bonds in the amount of $41.5 million (fair value of $41.6 million) with a taxable equivalent yield of 3.43% and ratings as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$5,384	AAA	$6,544
Aa1	12,496	AA+	7,150
Aa2	4,525	AA	14,626
Aa3	1,899	AA-	1,799
A1	1,941	A+	1,069
A2	1,577	A	868
Baa1	1,053	BBB+	1,053
NA	12,745	NA	8,511
	$41,620		$41,620

During the first nine months of 2017, we purchased $11.8 million of callable agency securities. Two callable agency securities in the amount $5.3 million were called. Additionally, during the second quarter of 2017, as part of our restricting of our investment securities portfolio, $3.2 million of odd-lot residential government-sponsored mortgage-backed securities and $1.3 million of odd-lot residential government-sponsored collateralized mortgage obligations were sold.

At September 30, 2017, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings				Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Par Value	Book Value	Value	Collateral	Loss (1)
	(in thousands)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	A	$3,250	$2,998	$3,055	17%	$228
MMCF III B	Senior Sub	A3	A-	Ba1	BBB	265	261	239	32%	4
						3,515	3,259	3,294		$232

										Cumulative OTTI
										Related to
										Credit Loss (2)
Available for Sale
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	862	28%	$400
ALESCO V C1	Mezzanine	A2	A	Caa2	C	2,150	1,490	1,504	13%	660
						3,650	2,589	2,366		$1,060

Total						$7,165	$5,848	$5,660

(1) Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion

(2) Pre-tax

Each of these investment securities has been evaluated for potential impairment under accounting guidelines. In performing a detailed cash flow analysis of each investment security, Sonabank works with independent third parties to identify the most reflective estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of an investment security (that is, credit loss exists), an other than temporary impairment is considered to have occurred. If there is no credit loss, any impairment is considered temporary.

We recognized no other than temporary impairment charges during the three and nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Funds Management

The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and the sale of available for sale investment securities. In addition, we maintain lines of credit with the FHLB of Atlanta, federal funds lines of credit with three correspondent banks and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers.

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

During the nine months ended September 30, 2017, we funded our financial obligations with deposits, borrowings from the FHLB of Atlanta and the issuance of the SNBV Senior Subordinated Notes in January 2017. At September 30, 2017, we had $391.0 million of unfunded lines of credit and undisbursed construction loan funds. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the Bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required for Capital		To Be Categorized as
	Actual		Adequacy Purposes (1)		Well Capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Southern National
Common equity tier 1 capital ratio	$212,038	10.53%	$90,632	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	219,691	10.91%	120,843	6.00%	n/a	n/a
Total risk-based capital ratio	275,945	13.70%	161,124	8.00%	n/a	n/a
Leverage ratio	219,691	8.86%	99,187	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$257,369	12.76%	$90,783	4.50%	$131,131	6.50%
Tier 1 risk-based capital ratio	257,369	12.76%	121,044	6.00%	161,392	8.00%
Total risk-based capital ratio	266,623	13.22%	161,392	8.00%	201,740	10.00%
Leverage ratio	257,369	10.37%	99,322	4.00%	124,152	5.00%

December 31, 2016
Southern National
Common equity tier 1 capital ratio	$116,076	12.69%	$41,171	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	116,076	12.69%	54,894	6.00%	n/a	n/a
Total risk-based capital ratio	124,686	13.63%	73,193	8.00%	n/a	n/a
Leverage ratio	116,076	10.56%	43,965	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$114,779	12.55%	$41,151	4.50%	$59,440	6.50%
Tier 1 risk-based capital ratio	114,779	12.55%	54,868	6.00%	73,157	8.00%
Total risk-based capital ratio	123,389	13.49%	73,157	8.00%	91,447	10.00%
Leverage ratio	114,779	10.45%	43,947	4.00%	54,934	5.00%

(1)	When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and will increase each subsequent January 1, until it reaches 2.5% on January 1, 2019.
(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of September 30, 2017 and as of December 31, 2016. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 200 basis point decrease in interest rates at September 30, 2017 and the change resulting from the 100 basis point decrease in interest rates at December 31, 2016.

	Sensitivity of Economic Value of Equity
	As of September 30, 2017
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)

Up 400	$503,532	$52,248	11.58%	19.39%	154.45%
Up 300	498,874	47,590	10.55%	19.21%	153.02%
Up 200	490,181	38,897	8.62%	18.88%	150.36%
Up 100	477,193	25,909	5.74%	18.38%	146.37%
Base	451,284	-	0.00%	17.38%	138.43%
Down 100	387,010	(64,274)	-14.24%	14.90%	118.71%
Down 200	313,519	(137,765)	-30.53%	12.07%	96.17%

	Sensitivity of Economic Value of Equity
	As of December 31, 2016
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)

Up 400	$116,120	$(37,494)	-24.41%	10.16%	91.91%
Up 300	123,778	(29,836)	-19.42%	10.83%	97.97%
Up 200	132,243	(21,371)	-13.91%	11.58%	104.67%
Up 100	141,858	(11,756)	-7.65%	12.42%	112.28%
Base	153,614	-	0.00%	13.45%	121.58%
Down 100	136,456	(17,158)	-11.17%	11.94%	108.00%
Down 200	129,485	(24,129)	-15.71%	11.33%	102.49%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2017 and December 31, 2016 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our Asset/Liability Risk Management Policy guidelines at September 30, 2017 and December 31, 2016.

	Sensitivity of Net Interest Income
	As of September 30, 2017
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)

Up 400	$94,535	$9,578	3.99%	0.38%
Up 300	92,442	7,485	3.90%	0.29%
Up 200	90,178	5,221	3.82%	0.21%
Up 100	87,755	2,798	3.72%	0.11%
Base	84,957	-	3.61%	0.00%
Down 100	85,228	271	3.63%	0.02%
Down 200	85,574	617	3.64%	0.03%

	Sensitivity of Net Interest Income
	As of December 31, 2016
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)

Up 400	$41,484	$3,759	3.87%	0.43%
Up 300	41,172	3,447	3.75%	0.31%
Up 200	39,898	2,173	3.64%	0.20%
Up 100	38,688	963	3.53%	0.09%
Base	37,725	-	3.44%	0.00%
Down 100	37,961	236	3.46%	0.02%
Down 200	37,473	(252)	3.42%	-0.02%

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

(b) Changes in Internal Control over Financial Reporting. As a result of the acquisition of EVBS, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Such changes related to this acquisition included implementing new procedures, including procedures to integrate existing systems, and changes to our accounting and reporting professionals to reflect their new responsibilities with the compliance process. We are continuing to evaluate and augment our existing controls to appropriately manage the risks inherent in an acquisition of this magnitude and complexity.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of September 30, 2017.

ITEM 1A – RISK FACTORS

Other than as set forth below, as of September 30, 2017 there have been no material changes to the risk factors faced by Southern National from those previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2016.

We face significant cyber and data security risk that could result in the disclosure of confidential information, adversely affect our business or reputation and expose us to significant liabilities.

As a financial institution, we are under threat of loss due to hacking and cyber-attacks. This risk has increased in recent years, and continues to increase, as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent but would present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. In July 2017, we incurred a loss of approximately $172 thousand due to fraudulent wire transactions. These fraudulent wire transactions were the result of an email phishing scheme that targeted various employees of the Bank and led to an internal email compromise, affording the perpetrators access to personal information of a number of the Bank’s customers. We took immediate action to contain and eradicate the email compromise, including the implementation of control enhancements to prevent a similar situation from occurring again. We believe this was an isolated event and do not believe our technology systems have been compromised. While we have not experienced any material losses relating to cyber-attacks or other information security breaches such as the one that occurred in July 2017, we have been the subject of a successful hacking and cyber-attack and there can be no assurance that we will not suffer additional losses in the future related to this event or others.

The occurrence of any cyber-attack or information security breach, such as the one that occurred in July 2017, could result in material adverse consequences to us including damage to our reputation and the loss of customers. We also could face litigation or additional regulatory scrutiny. Litigation or regulatory actions in turn could lead to significant liability or other sanctions, including fines and penalties or reimbursement of customers adversely affected by this security breach. Even if we do not suffer any material adverse consequences as a result of the event that occurred in July 2017 or as a result of other future events, successful attacks or systems failures at the Bank or at other financial institutions could lead to a general loss of customer confidence in financial institutions including the Bank.

Our ability to mitigate the adverse consequences of occurrences (such as the one in July 2017) is in part dependent on the quality of our information security procedures and contracts and our ability to anticipate the timing and nature of any such event that occurs. In recent years, we have incurred significant expense towards improving the reliability of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by this cyber-attack and information security breach or others in the future. Methods used to attack information systems change frequently (with generally increasing sophistication), often are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world. As a result, we may be unable to address these methods in advance of attacks, including by implementing adequate preventive measures. If such an attack or breach does occur again, we might not be able to fix it timely or adequately. To the extent that such an attack or breach relates to products or services provided by others, we seek to engage in due diligence and monitoring to limit the risk.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – MINE SAFETY DISCLOSURES

Not applicable

Item 5 – Other Information

Not applicable

ITEM 6 - EXHIBITS

(a) Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Southern National Bancorp of Virginia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* Filed with this Quarterly Report on Form 10-Q

** Furnished with this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

November 9, 2017	/s/ Joe A. Shearin
(Date)	Joe A. Shearin,
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2017	/s/ J. Adam Sothen
(Date)	J. Adam Sothen,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

