Form 10-K
period 2017-12-31
Southern National Bancorp of Virginia Inc
filed 2018-03-16
CIK 1325670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $395.6 million based on the closing price of the common stock on such date.
The number of shares of common stock outstanding as of March 6, 2018 was 23,984,853.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in conjunction with the registrant’s 2018 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

•
changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

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

•
government intervention in the U.S. financial system, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act;

•
increased competition for deposits and loans adversely affecting rates and terms;

ii

•
the continued service of key management personnel;

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

•
acts of God or of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

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

•
our ability to attract and retain qualified employees; and

•
other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

Forward-looking statements are not guarantees of performance or results and should not be relied upon as representing management’s views as of any subsequent date. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should refer to the risk factors and other cautionary statements in this Annual Report on Form 10-K and in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be different from those expressed or implied by our forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K (or an earlier date to the extent applicable). Except as required by applicable law, we undertake no obligation to update publicly these statements in light of new information or future events.
iii

PART I
Item 1.   Business
Overview
Southern National Bancorp of Virginia, Inc. (“Southern National”, “SNBV”, “we” or “our”) is the bank holding company for Sonabank (“Sonabank” or the “Bank”), a Virginia state chartered bank which commenced operations on April 14, 2005. Sonabank provides a range of financial services to individuals and small and medium sized businesses. As of December 31, 2017, Southern National had $2.06 billion in total loans, $2.61 billion in total assets, $1.87 billion in total deposits and $322.8 million in total stockholders’ equity. At December 31, 2017, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.
While we offer a wide range of commercial banking services, we focus on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes, including 1-4 family residential loans. We are a leading Small Business Administration (“SBA”) lender among Virginia community banks. We also invest in real estate-related securities, including collateralized mortgage obligations and agency mortgage backed securities. Our principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. We offer a broad range of deposit products, including checking (NOW), savings, money market accounts and certificates of deposit. We actively pursue business relationships by utilizing the business contacts of our senior management, other bank officers and our directors, thereby capitalizing on our knowledge of our local market areas.
Effective December 4, 2009, Sonabank assumed certain deposits and liabilities and acquired certain assets of Greater Atlantic Bank (“GAB”) from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for GAB, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on December 4, 2009. On December 5, 2009, the former GAB offices, located in Reston, New Market, Front Royal and South Riding, Virginia and Rockville, Maryland opened as Sonabank branches.
Covered loan losses are reimbursed in accordance with our FDIC loss sharing agreements. There are two agreements with the FDIC, one for single family assets which is a 10 year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5 year agreement that expired in December 2014. Our FDIC indemnification asset, the estimate of the expected loss amounts to be reimbursed by the FDIC has a current carrying value of  $1.4 million and an estimated fair value of $309 thousand reflecting an overstated FDIC indemnification asset. This current overstatement, which is due to improvements in the loss estimates in the single family covered loans, is being amortized down in accordance with accounting rules over the life of the contract (10 years for single family covered assets) or the life of the loans, whichever is shorter.
On October 1, 2011, Sonabank completed the acquisition of the Midlothian branch of the Bank of Hampton Roads in Richmond, Virginia. We assumed deposits in the amount of  $42.2 million.
Effective April 27, 2012, Sonabank assumed substantially all of the deposits and liabilities and acquired substantially all of the assets of the HarVest Bank of Maryland from the FDIC as receiver. The acquisition included HarVest Bank’s branches in Bethesda, North Rockville, Germantown and Frederick, Maryland. Adding these new branches to our existing branch in Rockville, Maryland brought Sonabank’s total number of branches in Maryland to five, four of which are in Montgomery County, Maryland. This was a strategic acquisition for Sonabank in order to expand into an affluent market.

The merger with Prince George’s Federal Savings Bank (“PGFSB”) was completed on August 1, 2014. Southern National acquired PGFSB in a cash and stock transaction. Sonabank acquired PGFSB’s four offices in Maryland, including a main office in Upper Marlboro and three branch offices in Dunkirk, Brandywine and Huntingtown.
On May 15, 2014, SNBV purchased a 44% equity investment and preferred stock of Southern Trust Mortgage, LLC (“STM”), a regional mortgage banking company headquartered in Virginia Beach, Virginia. On June 23, 2017, in connection with the Eastern Virginia Bankshares, Inc. (“EVBS”) acquisition, we added 4.9% of additional equity investment and preferred stock in STM, bringing our total equity investment to 48.9%. As of December 31, 2017, our equity investment in STM totaled $4.7 million and our preferred stock investment in STM totaled $3.3 million. STM has mortgage banking originators in Delaware, Virginia, Maryland, North Carolina and South Carolina. STM only originates retail mortgages.
On January 20, 2017, Southern National completed the sale of  $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. Immediately following the completion of the sale of the SNBV Senior Subordinated Notes, Southern National injected $22.0 million of the proceeds into its subsidiary, Sonabank.
On June 23, 2017, SNBV completed its acquisition of EVBS, headquartered in Glen Allen, Virginia, and its subsidiaries, EVB Statutory Trust I (the “Trust”) and EVB, a Virginia state-charted bank. Pursuant to the Agreement and Plan of Merger, dated December 13, 2016, as amended, holders of EVBS common stock received 0.6313 shares of SNBV common stock for each outstanding share of EVBS common stock held immediately prior to the effective time of the merger and holders of Non-Voting Mandatorily Convertible Non-Cumulative Preferred Stock, Series B of EVBS (“EVBS Series B Preferred Stock”) received 0.6313 shares of SNBV common stock for each share of EVBS Series B Preferred Stock held immediately prior to the effective time of the merger, which totaled approximately $198.9 million based on SNBV’s closing common stock price on June 23, 2017 of  $17.21 per share. EVBS operated twenty-four retail branches in Virginia.
We primarily market our products and services to small and medium-sized businesses and to retail consumers. Our strategy is to provide superior service through our employees, who are relationship-oriented and committed to their respective customers. Through this strategy, we intend to grow our business, expand our customer base and improve our profitability. The key elements of our strategy are to:
•
Utilize the Strength of our Management Team.   The experience and market knowledge of our management team is one of our greatest strengths and competitive advantages. Our executive chairman of the board, Georgia S. Derrico, served as chairman of the board and chief executive officer of Southern National until our merger with EVBS on June 23, 2017. Our executive vice chairman of the board, R. Roderick Porter, served as president of Southern National until our merger with EVBS on June 23, 2017. Before joining Southern National, Ms. Derrico was the founder, chairman of the board and chief executive officer, and Mr. Porter was the president and chief operating officer of Southern Financial Bancorp, Inc. (“Southern Financial”), a publicly traded bank holding company. At the time of its sale to Provident Bankshares, Inc. in April of 2004, Southern Financial had $1.5 billion in assets and operated 34 full-service banking offices of Southern Financial Bank, which was founded in Fairfax County, Virginia and subsequently expanded into Central and Southern Virginia. As part of the merger with EVBS on June 23, 2017, legacy EVBS president and chief executive officer, Joe A. Shearin, assumed the same role with Southern National. Mr. Shearin has nearly 40 years of bank management experience. These three individuals comprise our newly created office of the chairman, which serves as the senior executive leadership of Southern National.

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
•
Continue to Pursue Selective Acquisition Opportunities.   Historically, acquisitions have been a key part of our growth. In addition to the transactions previously highlighted, we completed the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg, Virginia branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge branch of First Community Bancorp, Inc. in December of 2005. We intend to continue to review branch and whole bank acquisition opportunities, including possible acquisitions of failed financial institutions in FDIC-assisted transactions, and will pursue these opportunities if they represent the most efficient use of our capital under the circumstances. We believe that we have demonstrated the skill sets and experience necessary to acquire and integrate successfully both bank and branch acquisitions, and that with our strong capital position, we are well-positioned to take advantage of acquisition opportunities as they may arise. We intend to focus on targets in our market areas or other attractive areas with significant core deposits and/or a potential customer base compatible with our growth strategy.

•
De novo Branch Expansion.   In addition to our acquisition strategy, we plan to open de novo branches from time to time to fill in our existing footprint. Most recently, we opened our newest full-service branch in the River’s Bend market located in Chesterfield County, Virginia in October 2017. This branch, which was part of the EVBS merger, is located in a dynamic growth area with new businesses and consumers entering the market every day. Additionally, this market compliments our focus on the south of Richmond market which includes Colonial Heights, Tri-Cities and Midlothian.

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

•
Maintain Local Decision-Making and Accountability.   We believe that we have a competitive advantage over larger national and regional financial institutions by providing superior customer service with experienced, knowledgeable management, localized decision-making capabilities and prompt credit decisions. We believe that our customers want to deal directly with the people who make the credit decisions.

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

General
Our principal business is the acquisition of deposits from the general public through our branch offices and deposit intermediaries and the use of these deposits to fund our loan and investment security portfolios. We seek to be a full service community bank that provides a wide variety of financial services to our middle market corporate clients as well as to our retail clients. We are an active commercial lender, have been designated as a “Preferred SBA Lender” and participate in the Virginia Small Business Financing Authority lending program. In addition, we are an active commercial real estate lender. We also invest funds in mortgage-backed securities, collateralized mortgage obligations, securities issued by agencies of the federal government, obligations of states and political subdivisions and pooled trust preferred securities.
The principal sources of funds for our lending and investment activities are deposits, repayment of loans, prepayments from mortgage-backed securities, repayments of maturing investment securities, Federal Home Loan Bank (“FHLB”) advances and other borrowed money.
Principal sources of revenue are interest and fees on loans and investment securities, as well as fee income derived from the maintenance of deposit accounts and income from bank-owned life insurance policies. Our principal expenses include interest paid on deposits, advances from the FHLB of Atlanta, junior subordinated debt, senior subordinated notes and other borrowings, and operating expenses.
Available Information
Southern National files annual, quarterly, periodic and other reports under the Securities Exchange Act of 1934, as amended, with the SEC. These reports are posted and are available at no cost on our website, www.sonabank.com, through the Investor Relations link, as soon as reasonably practicable after we file such documents with the SEC. Our filings are also available through the SEC’s website at www.sec.gov.
Lending Activities
Our primary strategic objective is to serve small to medium-sized businesses in our market with a variety of unique and useful services, including a full array of commercial mortgage and non-mortgage loans. These loans include commercial real estate loans, construction to permanent loans, development and builder loans, accounts receivable financing, lines of credit, equipment and vehicle loans, leasing, and commercial overdraft protection. We strive to do business in the areas served by our branches, which is also where our marketing is focused, and the vast majority of our loan customers are located in existing market areas. Virtually all of our loans are with borrowers in Virginia, Maryland, West Virginia, or Washington, D.C. The SBA may from time to time come to us because of our reputation and expertise as an SBA lender and ask us to review a loan outside of our core counties but within our market area. Prior to making a loan, we obtain loan applications to determine a borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations.
The following is a discussion of each of the major types of lending. For more information on our lending activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition.”

Commercial Real Estate Lending
Permanent.    Commercial real estate lending includes loans for permanent financing. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is strong. At December 31, 2017, our commercial real estate loans for permanent financing, including multi-family residential loans and loans secured by farmland, totaled $936.5 million. Owner occupied commercial real estate loans totaled $401.8 million.
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
All valuations on property which will secure loans over $250 thousand are performed by independent outside appraisers who are reviewed by our executive vice president of credit risk management and/or our appraisal reviewer. We retain a valid lien on real estate and obtain a title insurance policy (on first trust loans only) that insures the property is free of encumbrances. In addition, we do title searches on all loans secured by real estate.
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
Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2017, we had $198.0 million of construction and land development loans.
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
Commercial Business Lending
These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2017, our commercial business loans totaled $253.3 million.
In general, commercial business loans involve more credit risk than residential mortgage loans and real estate-backed commercial loans and, therefore, usually yield a higher return to us. The increased risk for commercial business loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans will be serviced principally from the operations of the business, which may not be successful. Historical trends have shown that these types of loans have higher delinquencies than mortgage loans. Because of this, we often utilize the SBA 7(a) program (which guarantees the repayment of up to 90% of the principal and accrued interest to us) to reduce the inherent risk associated with commercial business lending.
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
SBA Lending
We have developed an expertise in the federally guaranteed SBA program. The SBA program is an economic development program which finances the expansion of small businesses. We are a Preferred Lender in the Washington, D.C. and Richmond, Virginia Districts of the SBA. As an SBA Preferred Lender, our pre-approved status allows us to quickly respond to customers’ needs. Under the SBA program, we originate and fund SBA 7(a) loans which qualify for guarantees up to 90% of principal and accrued interest. We also originate 504 chapter loans in which we generally provide 50% of the financing, taking a first lien on the real property as collateral.
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
Residential Mortgage Lending
Permanent.   Our business model generally does not include originating permanent residential mortgage loans. We originate such loans solely on a case-by-case basis. In the case of conventional loans, we typically lend up to 80% of the appraised value of single-family residences and require mortgage insurance for loans exceeding that amount. We have no sub-prime loans.
On May 15, 2014, we purchased a 44% equity investment and preferred stock of STM, a regional mortgage banking company headquartered in Virginia Beach, Virginia. On June 23, 2017, in connection with the EVBS acquisition, we added 4.9% of additional equity investment and preferred stock in STM, bringing our total equity investment to 48.9%. STM has mortgage banking originators in Virginia, Maryland, North Carolina, South Carolina, and Delaware. STM only originates retail mortgages.
Sonabank has established with STM underwriting guidelines under which it will purchase residential construction only, construction loans that convert to permanent, and permanent loans primarily in its Virginia and Maryland footprint from STM. These are largely loans that do not conform to FNMA or FHLMC standards because of size or acreage. We purchased loans in an aggregate amount of $102.1 million from STM during 2017.
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
Home Equity Lines of Credit (“HELOC”).   Sonabank rarely originated HELOCs prior to our merger with EVBS. Since our merger with EVBS, HELOC’s are now a regular part of our business model. At December 31, 2017, we had outstanding HELOC balances totaling $152.8 million.

Consumer Lending
We offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of his gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2017, we had $39.4 million of consumer loans outstanding.
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
We have a standing Credit Committee comprised of certain officers, each of whom has a defined lending authority in combination with other officers. These individual lending authorities are determined by our Chief Executive Officer and certain directors and are based on the individual’s technical ability and experience. These lending authorities must be approved by our board of directors and our Credit Committee. Our Credit Committee is comprised of four levels of members, based on experience: junior, regular, senior, and executive. Our Senior Executive members are Ms. Derrico, Mr. Porter and Mr. Shearin. Our Junior Executive members are Messrs. Baker and Brockwell. Mr. Stevens, Chief Credit Risk Officer, must approve risk ratings for loans over $1.5 million, as well as exceptions to the Credit Policy. Ms. Milne, Senior Credit Risk Officer must approve exceptions to Credit Policy for loans less than $1.5 million. Loans over a certain size must be approved by the full Board of Directors or the Credit Committee plus two outside directors. Under our loan approval process, the sponsoring loan officer’s approval is required on all credit submissions. This approval must be included in or added to the individual and joining authorities outlined below. The sponsoring loan officer is primarily responsible for the customer’s relationship with us, including, among other things, obtaining and maintaining adequate credit file information. We require each loan officer to maintain loan files in an order and detail that would enable a disinterested third party to review the file and determine the current status and quality of the credit.
In addition to the approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one regular and one senior or executive member must approve loans up to $500 thousand. One regular, one senior and one executive member of the committee must approve all loans between $500 thousand and $1.0 million. One regular, one senior and two executive members must approve loans between $1.0 million and $6.0 million. All five executive members must approve loans over $6.0 million. Regardless of the number of approvals needed, we encourage each member not to rely on another member’s approval as a basis for approval and to treat his approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is 15% of our unimpaired capital and surplus plus the allowance for loan losses. As of December 31, 2017, our legal lending limit was approximately $56.9 million. Our largest group credit as of December 31, 2017, was approximately $25.8 million.
The following collection actions are the minimal procedures which management believes are necessary to properly monitor past due loans and leases. When a borrower fails to make a payment, we contact the borrower in person, in writing or on the telephone. At a minimum, all borrowers are notified by mail when payments of principal and/or interest are 10 days past due. Real estate and commercial loan borrowers are assessed a late charge when payments are 10 – 15 days past due. Customers are contacted by a loan officer before the loan becomes 60 days delinquent. After 90 days, if the loan has not been brought current or an acceptable arrangement is not worked out with the borrower, we will institute measures to remedy the default, including commencing foreclosure action with respect to mortgage loans and repossessions of collateral in the case of consumer loans.

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned (“OREO”) account until it is sold. These assets are initially recorded at fair value net of estimated selling costs. To the extent there is a subsequent decline in fair value, that amount is charged to operating expense. At December 31, 2017, we had OREO totaling $7.6 million.
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
•
SONA 24/7/Check 21:   SONA 24/7 is ideal for landlords, property managers, medical professionals, and any other businesses that accept checks. SONA 24/7 allows customers of Sonabank to have total control over how, when, and where their checks will be deposited. SONA 24/7 uses the Check Truncation technology outlined by the “Check Clearing for the 21st Century Act”, passed in October 2004 (“Check 21”). With Check Truncation, paper checks can now be converted to electronic images and processed between participating banks, vastly speeding up the check clearing process. SONA In-House passes on the benefits of Check Truncation directly to Sonabank’s business customers.

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
•
Mobiliti:   Sona Mobile is perfect for customers on the go, as it is available on a large variety of devices and networks. Sona Mobile offers easy access to account balances, transactions and internal transfers. Mobile Deposit allows customers to save time by eliminating the need to visit a branch. The customer can deposit a check through Sona Mobile by using their certified device (up to $2,000).

Sona Business Mobile can help business customers manage their finances faster than ever. Customers have access to their information via a wide range of devices and networks. The shared user credentials and security settings between online and mobile banking make access more efficient for the business customer. Sona Business Mobile offers standard online banking features, along with enhanced features such as ACH & Wire transfer processing, including granting approvals to users to complete those processes. Mobile deposit is a time saving tool that allows business customers to deposit checks through Sona Business Mobile from their certified device (up to $5,000).
•
Other Consumer/Retail Products and Services.   Other products and services that are offered by the Bank are primarily directed toward the individual customer and include the following:

•
Debit cards

•
ATM services

•
Travelers Checks

•
Notary service in some branches

•
Wire transfers

•
Online banking with bill payment services

•
Credit Cards

•
Kasasa

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

Employees
At December 31, 2017, we had 393 full-time equivalent employees. Management of Southern National and Sonabank considers its relations with its employees to be good. Neither Southern National nor Sonabank are a party to any collective bargaining agreement.
SUPERVISION AND REGULATION
The business of Southern National and the Bank are subject to extensive regulation and supervision under federal and state banking laws and other federal and state laws and regulations, including primary oversight by the Board of Governors of the Federal Reserve System and secondary oversight by the Bureau of Financial Institutions (“VBFI”), a regulatory division of the Virginia State Corporation Commission, and possibly other authorities. In general, legislative changes and regulations are intended for the protection of the customers and depositors of the Bank and not for the protection of Southern National or its shareholders. Set forth below are brief descriptions of selected laws and regulations applicable to Southern National and the Bank. These descriptions are not intended to be a comprehensive description of all laws and regulations to which Southern National and the Bank are subject or to be complete descriptions of the laws and regulations discussed. The descriptions of statutory and regulatory provisions are qualified in their entirety by reference to the particular statutes and regulations.
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
Federal Reserve Board Oversight, including the Bank Holding Company Act of 1956.   Under the Bank Holding Company Act of 1956, as amended (“BHCA”), we are subject to periodic examination by the Federal Reserve Board (“FRB”) and required to file periodic reports regarding our operations and any additional information that the FRB may require. Our activities at the bank holding company level are limited to:
•
banking, managing or controlling banks;

•
furnishing services to or performing services for our bank subsidiary; and

•
engaging in other activities that the FRB has determined by regulation or order to be so closely related to banking as to be a proper incident thereto.

Some of the activities that the FRB has determined by regulation to be permissible include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser. Southern National does not currently plan to perform any of these activities, but may do so in the future.
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
In addition, and subject to some exceptions, the BHCA and the Change in Bank Control Act, together with their regulations, require FRB approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of voting securities of the bank or bank holding company. Control is rebuttably presumed to exist under the Change in Bank Control Act if a person acquires 10% or more, of any class of voting securities and has registered securities under Section 12 of the Exchange Act. On September 22, 2008, the FRB issued a policy statement on equity investments in bank holding companies and banks, which allows the FRB to generally be able to conclude that an entity’s investment is not “controlling” for purposes of the BHCA if the entity does not own in excess of 15% of the voting power and 33% of the total equity of the bank holding company or bank.
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
In addition, as a member of the Federal Reserve System, the Bank is also subject to primary federal oversight by the FRB, as well as oversight by the VBFI, and on a secondary basis, the Consumer Financial Protection Bureau (the “Bureau”) and the FDIC. Notably, the discussions below are relevant to both Southern National and the Bank.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act.   In July 2010, Congress enacted the Dodd-Frank Act regulatory reform legislation, which the President signed into law on July 21, 2010. The regulatory framework under which we operate has and may continue to change substantially as the result of the enactment of the Dodd-Frank Act or other legislative changes. The Dodd-Frank Act represented a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. The Dodd-Frank Act broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things:

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

•
Eliminated the ceiling on the size of and increased the floor of the size of the FDIC’s DIF;

•
Added new limitations on federal preemption;

•
Imposed new prohibitions and restrictions on the ability of a banking entity to engage in proprietary trading for its own account and to have certain interests in, or relationships with, certain unregistered hedge funds, private equity funds and commodity pools (together, “covered funds”);

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
Deposit Insurance.   Deposits at Sonabank are insured by the DIF, as administered by the FDIC, up to the applicable limits established by law. The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum designated reserve ratio of 1.35% of estimated insured deposits (which the FDIC has set at 2.0% each year since 2010), required that the fund reserve ratio reach 1.35% by September 30, 2020, and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the FDIA.
Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. As of July 1, 2016, minimum and maximum assessment rates (inclusive of possible adjustments) for institutions the size of Sonabank range from 1.5 to 30 basis points of total assets less tangible capital. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits.
In addition, the FDIC collects quarterly FICO deposit assessments, which are calculated off of the assessment base described above. Sonabank pays the deposit insurance assessment and pays the quarterly FICO assessments.
Safety and Soundness.   There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the DIF in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. The FRB’s Regulation Y, for example, requires a holding company that is not well-capitalized to give the FRB prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the net consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the holding company’s consolidated net worth. The FRB may oppose such transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation.
Regulators may pursue an administrative action against any bank holding company or state member bank which violates the law, engages in an unsafe or unsound banking practice or which is about to engage in an unsafe and unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain action be undertaken. Under the policies of the FRB, Southern National is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Southern National might not do so otherwise. Notably, the Dodd-Frank Act codified the FRB’s “source of strength” doctrine. In addition to the foregoing requirements, the Dodd-Frank Act authorizes the FRB to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations. The FRB and other federal banking regulators have not yet issued rules implementing this requirement.

Capital Adequacy Requirements.   The regulatory capital framework has recently changed as a result of the Dodd-Frank Act and a separate, international capital initiative known as “Basel III.” Regulators issued rules implementing these requirements effective for us and Sonabank as of January 1, 2015 (“Revised Capital Rules”). Among other things, the Revised Capital Rules raised the minimum thresholds for required capital and revise certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds.
The Revised Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. Further, the Revised Capital Rules set forth the following minimum capital ratios, which took effect in for certain banking organizations, including Southern National and the Bank, on January 1, 2015:
•
4.5 percent CET1 to risk-weighted assets.

•
6.0 percent Tier 1 Capital to risk-weighted assets.

•
8.0 percent Total Capital to risk-weighted assets.

•
4.0 percent Tier 1 Capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Revised Capital Rules also introduce a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets, which exists in addition to the required minimum asset ratios identified above. The “capital conservation buffer” must consist entirely of CET1 and is designed to absorb losses during periods of economic stress. Thus, when fully phased in on January 1, 2019, the Revised Capital Rules will require us to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (resulting in an effective minimum ratio of CET1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 Capital to risk-weighted assets of at least 6.0%, plus the “capital conservation buffer” (resulting in an effective minimum Tier 1 Capital ratio of 8.5%), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) Capital to risk-weighted assets of at least 8.0%, plus the “capital conservation buffer” (resulting in an effective minimum Total Capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 Capital to average consolidated assets.
Under the Revised Capital Rules, for most banking organizations, the most common form of Additional Tier 1 Capital will be non-cumulative perpetual preferred stock, and the most common form of Tier 2 Capital will be subordinated notes and a portion of the allowance for loan losses, in each case, subject to certain specific requirements set forth in the regulation. The Revised Capital Rules permanently grandfather in Tier 1 capital non-qualifying capital instruments, including trust preferred securities (“TruPS”) and cumulative perpetual preferred stock, issued prior to May 19, 2010 by depository institution holding companies with < $15 billion in total assets as of year-end 2009, subject to a limit of 25% of Tier 1 capital (excluding any non-qualifying capital instruments and after applying all regulatory capital deductions and adjustments to Tier 1 capital). Under the capital standards that applied prior to January 1, 2015, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. generally accepted accounting principles (“U.S. GAAP”) are excluded for the purposes of determining capital ratios. Under the Revised Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded. However, the Revised Capital Rules permit most banking organizations to make a one-time election to continue to exclude these items. This election was made when we filed the first of certain periodic regulatory reports after January 1, 2015.
In addition, under the Revised Capital Rules, certain hybrid securities, such as trust preferred securities, generally do not qualify as Tier 1 Capital. However, for bank holding companies that had assets of less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 Capital to the extent that they do not exceed 25% of Tier 1 Capital after the application of capital deductions and adjustments.

Prompt Corrective Action.   Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies (including the FRB) have adopted substantially similar regulations to implement Section 38 of the FDIA. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FRB may reclassify a well-capitalized bank as adequately capitalized and may require an adequately capitalized bank or an undercapitalized bank to comply with supervisory actions as if it were in the next lower category (except that the FRB may not reclassify a significantly undercapitalized bank as critically undercapitalized). The thresholds for each of these categories were revised pursuant to the Revised Capital Rules, which are discussed above. These revised categories began to apply to the Bank on January 1, 2015.
Under these regulations, insured depository institutions are assigned to one of the following capital categories:
•
“well capitalized” — A well-capitalized depository institution is one that (i) has a total risk-based capital ratio of 10 percent or greater, (ii) has a Tier 1 risk-based capital ratio of 8 percent or greater, (iii) has a CET1 risk-based capital ratio of 6.5 percent or greater, (iv) has a leverage capital ratio of 5 percent or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
“adequately capitalized” — An adequately capitalized depository institution is one that has (i) a total risk-based capital ratio of 8 percent or greater, (ii) a Tier 1 risk-based capital ratio of 6 percent or greater, (iii) a CET1 risk-based capital ratio of 4.5 percent or greater, and (iv) a leverage capital ratio of 4 percent or greater.

•
“undercapitalized” — An undercapitalized depository institution is one that has (i) a total risk-based capital ratio of less than 8 percent, (ii) a Tier 1 risk-based capital ratio of less than 6 percent, (iii) a CET1 risk-based capital ratio of less than 4.5 percent, or (iv) a leverage capital ratio of less than 4 percent.

•
“significantly undercapitalized” — A significantly undercapitalized institution is one that has (i) a total risk-based capital ratio of less than 6 percent, (ii) a Tier 1 risk-based capital ratio of less than 4 percent, (iii) a CET1 risk-based capital ratio of less than 3 percent, or (iv) a leverage capital ratio of less than 3 percent.

•
“critically undercapitalized” — An insured depository institution is critically undercapitalized if its tangible equity is equal to or less than 2% of tangible assets. The Revised Capital Rules made certain changes to the framework for calculating an insured depository institution’s ratio of tangible equity to total assets.

The FRB may take various corrective actions against the Bank if it becomes undercapitalized or fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FRB. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring a new election of directors, and requiring the dismissal of directors and officers.
If certain criteria are met, the aggregate guarantee of the holding company of an undercapitalized bank for its capital restoration plan is limited to the lesser of 5% of the institution’s total assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior FRB approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.
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

Volcker Rule.   In December 2013, federal regulators, including the FRB, issued final rules to implement Section 619 of the Dodd-Frank Act, known as the “Volcker Rule.” The Volcker Rule generally prohibits insured depository institutions, such as the Bank, and their holding companies and affiliates, such as Southern National, from engaging in proprietary trading for their own accounts and acquiring or retaining an ownership interest in or having certain relationships with “covered funds,” subject to certain exceptions. Southern National and the Bank were required to conform most of their activities and investments to the requirements of the Volcker Rule by July 21, 2015. The FRB extended the conformance deadline to July 21, 2017 for certain legacy “covered funds” activities and investments in place before December 31, 2013. Further, the FRB has permitted limited exemptions, upon application, for divestiture of certain “illiquid” covered funds, for an additional period of up to 5 years beyond that date.
Payment of Dividends.   Southern National is a legal entity separate and distinct from the Bank. The principal sources of our cash flow, including cash flow to pay dividends to Southern National’s stockholders, are dividends that the Bank pays to its sole shareholder, Southern National. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us as well as to Southern National’s payment of dividends to its stockholders.
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
Under FRB policy, a bank holding company has historically been required to act as a source of financial strength to each of its banking subsidiaries. As described above in the discussion of  “Safety and Soundness” requirements, the Dodd-Frank Act codifies this policy as a statutory requirement. Under this requirement, Southern National is expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.
Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. The bank regulatory agencies may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.
The ability of Southern National to pay dividends is also subject to the provisions of Virginia law. The payment of dividends by Southern National and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDICIA, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.
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
Because Southern National is a legal entity separate and distinct from our subsidiary Sonabank, our right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, arising as a result of their status as shareholders, including any depository institution holding company (such as us) or any shareholder or creditor thereof.
Privacy.   Under the GLBA, financial institutions are required to disclose their policies for collecting and protecting nonpublic personal information. Customers generally may prevent financial institutions from sharing nonpublic personal information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the GLBA. The Bank has established policies and procedures to assure our compliance with all privacy provisions of the GLBA.
Audit Reports.   Insured institutions with total assets of  $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Independent auditors must receive examination reports, supervisory agreements and reports of enforcement actions. For insured institutions with total assets of  $1 billion or more, financial statements prepared in accordance with U.S. GAAP, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the independent auditor regarding the statements of management relating to the internal controls must be submitted. For insured institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The FDICIA requires that institutions with total assets of $1.0 billion or more have independent audit committees consisting of outside directors only. The committees of insured institutions with total assets of  $3.0 billion or more must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.
Anti-Terrorism and Anti-Money Laundering Legislation.   A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury, has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the financial institution. Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against financial institutions found to be in violation of these requirements.
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
Reserve Requirements.   In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at a depository institution. For net transaction accounts in 2018, the first $16.0 million will be exempt from reserve requirements. A 3.0% reserve ratio will be assessed on net transaction accounts over $16.0 million to and including $122.3 million. A 10.0% reserve ratio will be applied to net transaction accounts in excess of  $122.3 million. These percentages are subject to adjustment by the FRB.
Restrictions on Transactions with Affiliates and Insiders.   Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”) and the corresponding provisions of the FRB’s Regulation W thereunder. An affiliate of a bank for purposes of Sections 23A and 23B of the FRA and Regulation W is generally any entity that controls, is controlled by or is under common control with such bank, with certain exceptions. In general, Section 23A and the corresponding provisions of Regulation W limit the amount of  “covered transactions” between Sonabank and an affiliate (including a financial subsidiary of Sonabank) to 10% of Sonabank’s capital stock and surplus and limits the aggregate amount of Sonabank’s “covered transactions” with all affiliates to 20% of Sonabank’s capital stock and surplus. Section 23A also requires that certain “covered transactions” be secured by designated amounts of specified collateral. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of Southern National or its subsidiaries. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.
Affiliate transactions are also subject to Section 23B of the FRA and the corresponding provisions of Regulation W, which generally require that certain “covered transactions” and other transactions between Sonabank and its affiliates be on terms substantially the same, or at least as favorable to Sonabank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.
The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the FRA and the FRB’s Regulation O apply to all insured institutions, their holding companies and all other subsidiaries of the holding company. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to “insiders” and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FRB may determine that a lesser amount is appropriate. “Insiders” are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.
Commercial Real Estate Lending Concentrations.   In 2006, the federal banking agencies, including the FRB, promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance sets forth parameters for risk management practices that are consistent with the level and nature of a financial institution’s commercial real estate lending portfolio. The guidance provides that a bank has a concentration in commercial real estate lending if  (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm non-residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment, review and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.
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
In addition, the Dodd-Frank Act contains provisions that may impact the Bank’s business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, that a loan originator or a securitizer of asset-backed securities retain a percentage of the credit risk of securitized assets. The banking agencies have jointly issued a final rule to implement these requirements, which became effective on December 24, 2016.
Cross-Guarantee Provisions.   The Financial Institutions Reform, Recovery and Enforcement Act of 1989 contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled insured depository institution.
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
CRA agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest CRA examination. The Bank received a “satisfactory” rating in the most recent examination for CRA compliance in July 2015.
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
The Bureau issued rules that have impacted our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. The “ability-to-repay” rule, which took effect on January 10, 2014, requires lenders to consider, among other things, income, employment status, assets, employment, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The “ability-to-repay” rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being “qualified mortgages”. The rule also establishes general underwriting criteria for “qualified mortgages”, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded “safe harbor” status, a rebuttable presumption of compliance with the “ability-to-repay” requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, under rules that became effective December 24, 2015, and December 24, 2016, the securitizer of certain asset-backed securities must retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.” These definitions are expected to significantly shape the parameters for the majority of consumer mortgage lending in the U.S.

Reflecting the Bureau’s focus on the residential mortgage lending market, the Bureau has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) and has finalized integrated mortgage disclosure rules that replace and combine certain requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act. In addition, the Bureau has issued rules that require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (“ARMs”), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts. The Bureau has indicated that it expects to issue additional mortgage-related rules in the future.
In addition, it is anticipated that the Bureau will engage in other rulemakings in the near term that may impact our business, as the Bureau has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services. The Bureau also has broad authority to prohibit unfair, deceptive and abusive acts and practices (“UDAAP”) and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate this prohibition, certain aspects of these standards are untested, which has created some uncertainty regarding how the Bureau will exercise this authority. The Bureau has, however, brought enforcement actions against certain financial institutions for UDAAP violations and issued some guidance on the topic, which provides insight into the agency’s expectations regarding these standards. Among other things, Bureau guidance and its UDAAP-related enforcement actions have emphasized that management of third-party service providers is essential to effective UDAAP compliance and that the Bureau is particularly focused on marketing and sales practices.
We cannot fully predict the effect that being regulated by a regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on our businesses.
Legislative Initiatives.   From time to time, various legislative and regulatory initiatives are introduced in Congress and State Legislatures. Such initiatives may change banking statutes and the operating environment for us and Sonabank in substantial and unpredictable ways. We cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of our operations or the operations of Sonabank. A change in statutes, regulations or regulatory policies applicable to us or Sonabank could have a material effect on the financial condition, results of operations or business of us and Sonabank.
Incentive Compensation.   The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as Southern National and Sonabank, that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. In 2016, the FRB and the OCC have also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2017, these rules have not been implemented.
In June 2010, the FRB, the Office of the Comptroller of the Currency (“OCC”), and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
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

Item 1A.
Risk Factors

An investment in our common stock involves risks. The following is a description of the material risks and uncertainties that Southern National believes affect its business and should be considered before making an investment in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of the risks described in this Annual Report on Form 10-K were to actually occur, our financial condition, results of operations and cash flows could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly and you could lose part or all of your investment.
General market conditions and economic trends could have a material adverse effect on our business, financial condition and results of operations.
The state of the economy and various economic factors, including inflation, recession, unemployment, interest rates, declining oil prices and the level of U.S. debt, as well as governmental action and uncertainty resulting from U.S. and global political trends, may directly or indirectly, have a destabilizing effect on our financial condition and results of operations. An unfavorable or uncertain national or regional political or economic environment could drive losses beyond those which are provided for in our allowance for loan losses and result in the following consequences:
•
increases in loan delinquencies;

•
increases in nonperforming assets and foreclosures;

•
decreases in demand for our products and services, which could adversely affect our liquidity position; and

•
decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power.

Any of the foregoing could adversely affect our financial condition and results of operations. While economic conditions in the Commonwealth of Virginia and the U.S. are strong, there can be no assurance that the economy will continue to grow.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows.
Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital, possible acquisitions and other general corporate purposes. An inability to raise funds through deposits, borrowings, securities sold under agreements to repurchase, the sale of loans and other sources could have a substantial negative effect on our liquidity. We do not anticipate that our retail and commercial deposits will be sufficient to meet our funding needs in the foreseeable future. We therefore rely on deposits obtained through intermediaries, FHLB advances, and other wholesale funding sources to obtain the funds necessary to implement our growth strategy.
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
Declines in asset values may result in impairment charges and adversely affect the value of our investment securities, financial performance and capital.
We maintain an investment securities portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities. The market value of investment securities may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investment securities and other assets for impairment indicators. We may be required to record additional impairment charges if our investment securities suffer a decline in value that is considered other-than-temporary. During the years ended December 31, 2017, 2016 and 2015, we incurred no other-than-temporary impairment charges. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.
Our pooled trust preferred securities are particularly vulnerable to the performance of the issuer of the subordinated debentures that are collateral for the trust preferred securities. Deterioration of these trust preferred securities can occur because of defaults by the issuer of the collateral or because of deferrals of dividend payments on the securities. Numerous financial institutions have failed subsequent to their issuance of trust preferred securities, and their parent bank holding companies have filed for bankruptcy, which has led to defaults in the subordinated debentures that collateralize the trust preferred securities. Further, increased regulatory pressure has been placed on financial institutions to maintain capital ratios above the required minimum to be well-capitalized, which often results in restrictions on dividends, and leads to deferrals of dividend payments on the trust preferred securities. More specifically, the FRB has stated that a bank holding company should eliminate, defer or significantly reduce dividends if  (i) its net income available to shareholders for the past four quarters, net of dividends paid, is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs or (iii) it is in danger of not meeting its minimum regulatory capital adequacy ratios. In addition, although interest deferrals are permitted under the terms of the instruments governing the trust preferred securities, such deferrals are typically limited to 20 consecutive quarterly periods. As a result, many financial institutions that commenced deferral periods in 2009 are no longer permitted to defer interest payments, which could result in increased defaults on trust preferred securities. Additional defaults in the underlying collateral or deferrals of dividend payments for these securities could lead to additional charges on these securities and/or other-than-temporary impairment charges on other trust preferred securities we own. Finally, proposed or future changes in the regulatory treatment of both issuers and holders of trust preferred securities could have a negative impact on the value of the pooled trust preferred securities held in our portfolio.
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

As of December 31, 2017, our goodwill totaled $100.6 million and is primarily related to the 2017 acquisition of EVBS, which increased goodwill by $90.1 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
If our nonperforming assets increase, our earnings will suffer.
At December 31, 2017, our non-covered nonperforming assets (which consist of non-covered nonaccrual loans, loans past due 90 days and accruing and OREO) totaled $24.5 million, or 1.20% of total non-covered loans and OREO, which is an increase of  $12.1 million, or 97.5%, compared with non-covered nonperforming assets of  $12.4 million, or 1.36% of total non-covered loans and OREO at December 31, 2016. At December 31, 2015, our non-covered nonperforming assets were $14.3 million, or 1.77% of total non-covered loans and OREO.
Although economic and market conditions are stable, and our non-covered nonperforming assets as a percentage of total non-covered loans and OREO has improved, we may incur losses if there is a continued increase in non-covered nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral, which may ultimately result in a loss. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, a write down of the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, an increase in the level of nonperforming assets increases our regulatory risk profile. There can be no assurance that we will not experience future increases in nonperforming assets.
A significant amount of our loans are secured by real estate and any declines in real estate values in our primary markets could be detrimental to our financial condition and results of operations.
Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $1.77 billion, or approximately 85.8% of our total loan portfolio, as of December 31, 2017. Although residential and commercial real estate values have improved in our market area, such improved values may not continue or may slow down. If loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of operations.
As of December 31, 2017, $635.8 million, or approximately 30.8% of our total loans, were secured by single-family residential real estate. This includes $483.0 million in residential 1-4 family loans and $152.8 million in home equity lines of credit. Total single-family residential real estate loans covered under the FDIC loss sharing agreement amount to $23.3 million as of December 31, 2017. If housing markets in our market areas do not continue to steadily improve or deteriorate, we may experience an increase in nonperforming loans, provision for loan losses and charge-offs.
If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.
As of December 31, 2017, a significant portion of our loan portfolio was comprised of loans secured by commercial real estate. In the majority of these loans, real estate was the primary collateral component. In some cases we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio. A weak real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values do not continue to improve or decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.
We are subject to risks related to our concentration of construction and land development and commercial real estate loans.
As of December 31, 2017, we had $198.0 million of construction and land development loans. Construction and land development loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:
•
the viability of the contractor;

•
the contractor’s ability to successfully complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

•
concentrations of such loans with a single contractor and its affiliates.

Real estate construction and land development loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction and land development loans which provides us with an additional source of repayment. As of December 31, 2017, we had $10.0 million of nonperforming construction and land development loans and $3.2 million of assets that have been foreclosed. If one or more of our larger borrowers were to default on their construction and land development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.
As of December 31, 2017, we had $936.5 million of commercial real estate loans, including multi-family residential loans and loans secured by farmland, none of which is covered by the FDIC loss sharing agreement. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service.
In addition, the Dodd-Frank Act contains provisions that may impact the Bank’s business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, that a loan originator or a securitizer of asset-backed securities retain a percentage of the credit risk of securitized assets. The banking agencies have jointly issued a final rule to implement these requirements, which became effective on December 24, 2015 for residential mortgage-backed securitizations and became effective on December 24, 2016 for classes of asset-backed securities other than residential mortgage-backed securitizations. Banks with higher levels of commercial real estate loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposures. The Bank’s commercial real estate loans are below the thresholds identified as significant by the regulatory guidance. If there is deterioration in our commercial real estate portfolio or if regulatory authorities conclude that we have not implemented appropriate risk management policies and practices, it could adversely affect our business and result in a requirement of increased capital levels, and such capital may not be available at that time.

A new accounting standard will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current U.S. GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our business, financial condition and results of operations.
Changes to government guaranteed loan programs could affect our SBA business.
The Bank relies on originating government guaranteed loans, in particular those guaranteed by the SBA. As of December 31, 2017, the Bank had $70.5 million of SBA loans, $43.4 million of which were guaranteed and $27.1 million were non-guaranteed. We can provide no assurance that the Bank will be able to continue originating these loans, that it will be able to sell the loans in the secondary market if market conditions are favorable, or that it will continue to realize premiums upon any sale of SBA loans.
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
The federal government presently guarantees up to 75% of the principal amount of loans above $150,000 and up to 90% of the principal amount for certain programs under the 7(a) program. SBA Express loans can be guaranteed by the federal government up to 50%. We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, it is possible that the Bank could lose its preferred lender status which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA. It is also possible the federal government could reduce the amount of loans which it guarantees. In addition, we are dependent on the expertise of our personnel who make SBA loans in order to continue to originate and service SBA loans. If we are unable to retain qualified employees in the future, our income from the origination of SBA loans could be substantially reduced.
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
We completed the merger with EVBS on June 23, 2017, the acquisition of PGFSB on August 1, 2014, the acquisition of the HarVest Bank of Maryland on April 27, 2012, the acquisition of the Midlothian

Branch in Richmond, Virginia on October 1, 2011, the acquisition and assumption of certain assets and liabilities of GAB from the FDIC on December 4, 2009, the acquisition of a branch of Millennium Bank in Warrenton, Virginia on September 28, 2009, the acquisition of the Leesburg, Virginia branch location from Founders Corporation which opened on February 11, 2008, the acquisition of 1st Service Bank in December of 2006 and the acquisition of the Clifton Forge, Virginia branch of First Community Bancorp, Inc. in December of 2005.
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
It may be difficult to fully integrate the business of EVBS and we may fail to realize all of the anticipated benefits of the acquisition of EVBS.
If our costs to fully integrate the business of EVBS into our existing operations are greater than anticipated, or we are not able to achieve the anticipated benefits of the acquisition, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that we could lose key employees from EVBS’s legacy operations, and that fully integrating EVBS’s legacy operations could result in loss of customers, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition. Integration efforts also may divert management attention and resources, which could adversely affect our ability to service our existing business and generate new business, which in turn could adversely affect our business and financial results.
Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act.” We are still in the process of analyzing the Tax Cuts and Jobs Act and its possible effects on us. The Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the re-measurement of deferred tax assets and liabilities. While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform. The intended and unintended consequences of Tax Cuts and Jobs Act on our business and on holders of our common stock is uncertain and could be adverse. We anticipate that the impact of the Tax Cuts and Jobs Act may be material to our business, financial condition and results of operations.
Future growth or operating results may require us to raise additional capital, but that capital may not be available, be available on unfavorable terms or may be dilutive.
We and the Bank are each required by the FRB to maintain adequate levels of capital to support our operations. In the event that our future operating results erode capital, if the Bank is required to maintain capital in excess of well-capitalized standards, or if we elect to expand through loan growth or acquisitions, we may be required to raise additional capital. Our ability to raise capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital on favorable terms when needed, or at all. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These outcomes could negatively impact our ability to operate or further expand our operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations. In addition, in order to raise additional capital, we may need to issue shares of our common stock that would dilute the book value of our common stock and reduce our current shareholders’ percentage ownership interest to the extent they do not participate in future offerings.
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
We may issue a new series of preferred stock or debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.
We have issued $27.0 million in aggregate principal amount of 5.875% Fixed-to-Floating Rate Subordinated Notes due January 31, 2027. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or additional subordinated notes, classes of preferred shares and/or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market price for our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.

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
We operate in a mixed market environment with influences from both rural and urban areas. Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington, D.C., Charlottesville and Clifton Forge (Alleghany County), Front Royal, New Market, Northern Neck, Middle Peninsula, Richmond, Hampton Roads and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in these market areas. As of December 31, 2017, substantially all of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in these market areas slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability.
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
We and the Bank are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us and the Bank, and our respective operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations or the powers, authority and operations of the Bank, which could have a material adverse effect on our financial condition and results of operations.
Further, bank regulatory authorities have the authority to bring enforcement actions against banks and their holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the agency. Possible enforcement actions against us could include the issuance of a cease-and-desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance on deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. The exercise of this regulatory discretion and power may have a negative impact on us.

As a regulated entity, we and Sonabank must each maintain certain required levels of regulatory capital that may limit our operations and potential growth.
We and the Bank are subject to various regulatory capital requirements administered by the FRB. The capital requirements applicable to us and the Bank changed as a result of the Dodd-Frank Act and the international regulatory capital initiative known as Basel III, and could be subject to further change as a result of additional government actions or regulatory interpretations. We are required to comply with the Revised Capital Rules. Among other things, the Revised Capital Rules raised the minimum thresholds for required capital and revised certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. The Revised Capital Rules also introduce a minimum “capital conservation buffer” equal to 2.5% of an organization’s total risk-weighted assets once fully phased-in, which exists in addition to the required minimum CET1, Tier 1, and Total Capital ratios that are discussed above. Complying with these capital requirements may affect our operations, including our asset portfolios and financial performance.
Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet commitments as calculated under these regulations.
The Revised Capital Rules require us and the Bank to maintain minimum amounts and defined ratios of Total, CET1 and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average total consolidated assets, also known as the leverage ratio.
As of December 31, 2017, the Bank exceeded the amounts required to be well capitalized with respect to all four required capital ratios. As of December 31, 2017, the Bank’s leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 10.26%, 12.79%, 12.79% and 13.26%, respectively.
Many factors affect the calculation of the Bank’s risk-based assets and its ability to maintain the level of capital required to achieve acceptable capital ratios. For example, changes in risk weightings of assets relative to capital and other factors may combine to increase the amount of risk-weighted assets in the Tier 1 risk-based capital ratio and the Total risk-based capital ratio. Any increases in its risk-weighted assets will require a corresponding increase in its capital to maintain the applicable ratios. In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments, impairment losses on investment securities and other factors will decrease the Bank’s capital, thereby reducing the level of the applicable ratios.
The Bank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FRB rules, if the Bank ceases to be a well capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2017, we had $109.9 million of brokered deposits, which represented 5.9% of our total deposits.
We may not be able to successfully compete with others for business.
The metropolitan statistical areas in which we operate are considered highly attractive from an economic and demographic viewpoint, and are highly competitive banking markets. We compete for loans, deposits and investment dollars with numerous regional and national banks, online divisions of out-of-market banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers and private lenders. Many competitors have substantially greater resources than us, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds and adversely affect our overall financial condition and earnings.

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
Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky, such as cryptocurrencies. Increased competition may negatively affect our earnings by creating pressure to lower prices or credit standards on our products and services requiring additional investment to improve the quality and delivery of our technology and/or reducing our market share, or affecting the willingness of our clients to do business with us.
In addition, the widespread adoption of new technologies, including internet services, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet banking and mobile banking channel strategies in addition to remote connectivity solutions. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.
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
We rely on third-party vendors to provide key components of our business infrastructure.
Third-party vendors provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. We have selected these third-party vendors carefully and have conducted the due diligence consistent with regulatory guidance and best practices. While we have ongoing programs to review third-party vendors and assess risk, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.
Provisions of our articles of incorporation and bylaws, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.
Our articles of incorporation and bylaws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock.
Any individual, acting alone or with other individuals, who are seeking to acquire, directly or indirectly, 10.0% or more of our outstanding common stock must comply with the Change in Bank Control Act, which requires prior notice to the FRB for any acquisition. Additionally, any entity that wants to acquire

5.0% or more of our outstanding common stock, or otherwise control us, may need to obtain the prior approval of the FRB under the BHCA of 1956, as amended. As a result, prospective investors in our common stock need to be aware of and comply with those requirements, to the extent applicable.
We are subject to transaction risk, which could adversely affect our business, financial condition and results of operations.
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
The Dodd-Frank Act, enacted in 2010, instituted a wide range of regulatory, supervisory, and compliance reforms that have had and will continue to have an impact on all financial institutions, including the creation of the Bureau with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry. The Dodd-Frank Act also included, among other things, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and requirements designed to protect consumers in financial transactions. While many of the requirements called for in the Dodd-Frank Act have been implemented, others will continue to be implemented over time. In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on our businesses or ability to pursue future business opportunities. Regulations implementing the Dodd-Frank Act, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. Other changes to statutes, regulations, or regulatory policies or supervisory guidance, including changes in their interpretation or implementation, may affect us in substantial ways that we cannot predict. These changes also may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.
The “ability-to-repay” and “qualified mortgage” rules may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results and financial condition.
As described above in Supervision and Regulation — Fair Lending; Consumer Laws, the Bureau adopted a rule that implements the “ability-to-repay” and “qualified mortgage” provisions of the

Dodd-Frank Act. The “ability-to-repay” rule, which took effect on January 10, 2014, has impacted our residential mortgage lending practices, and the residential mortgage market generally.
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
We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2017. We also declared a special dividend in the fourth quarters of 2014 and 2015. There are a number of restrictions on our ability to pay dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.
Our principal source of funds to pay dividends on our common stock is cash dividends that we receive from the Bank. The payment of dividends by the Bank to us is subject to certain restrictions imposed by federal banking laws, regulations and authorities. The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be “under capitalized” as defined by statute. In addition, the relevant federal regulatory agencies have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of the Bank. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.
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
Severe weather, natural disasters, climate change, acts of war or terrorism and other adverse external events could significantly impact our business.
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
In connection with the Bank’s assumption of the banking operations of GAB, the Bank entered into the Agreement, which contains loss-sharing provisions. Our decisions regarding the fair value of assets acquired, including the FDIC loss-sharing assets (referred to herein as the “covered assets”), could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In the GAB acquisition, we recorded a loss-sharing asset that reflects our estimate of the timing and amount of future losses we anticipate occurring in the acquired loan portfolio. In determining the size of the loss-sharing asset, we analyzed the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.
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
Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss-sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The agreements contain specific, detailed and cumbersome compliance, servicing, notification and reporting requirements, and failure to comply with any of the requirements and guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of such assets. As of December 31, 2017, $23.3 million, or 0.9%, of our assets were covered by the FDIC loss-sharing agreements.
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
Item 1B.
Unresolved Staff Comments

Southern National does not have any unresolved staff comments from the SEC to report for the year ended December 31, 2017.
Item 2.   Properties
Southern National’s principal office is located at 6830 Old Dominion Drive, McLean, Virginia. Southern National and Sonabank also have executive offices located at 1002 Wisconsin Avenue, N.W. Washington, DC and 10900 Nuckols Road, Suite 325, Glen Allen, Virginia. At December 31, 2017, Sonabank had 38 full-service retail branches in Virginia and seven full-service retail branches in Maryland. Impacting the number of Sonabank’s full-service retail branches in 2017 was the acquisition of EVBS resulting in 24 additional full-service retail branches at the time of the merger. As part of an overall restructuring of the combined institutions retail branch network, it was decided that we would close two full-service branches and one drive-thru facility in the Sonabank retail network. The Leesburg, Virginia drive-thru location was closed in July 2017, while the Broadview Avenue branch in Warrenton, Virginia and the Frederick, Maryland branch were both closed in September 2017 immediately prior to the core processing system conversion. Additionally, in October 2017, Sonabank opened a new full-service branch in the River’s Bend market located in Chesterfield County, Virginia. This branch, which was part of the EVBS merger, is in a dynamic growth area with new businesses and consumers entering the market every day. This market compliments our focus on the south of Richmond market which includes Colonial Heights, Tri-Cities and Midlothian.
Southern National believes its facilities are in good operating condition, are suitable and adequate for its operational needs and are adequately insured.
The following table sets forth the date opened or acquired, ownership status and the total deposits, not including brokered deposits, for each of our banking locations, as of December 31, 2017:
Location	Date Opened or Acquired	Owned or Leased	Deposits (in thousands)
Full Service Branch Offices:
511 Main Street Clifton Forge, Virginia 24442	December 2005	Owned	$41,606
1770 Timberwood Boulevard Charlottesville, Virginia 22911	April 2005	Leased	30,499
6830 Old Dominion Drive McLean, Virginia 22101	December 2006	Leased	61,090
11527 Sunrise Valley Drive Reston, Virginia 20191	December 2006	Leased	28,291
10855 Fairfax Boulevard Fairfax, Virginia 22030	December 2006	Leased	40,364
1 East Market Street Leesburg, Virginia 20176	April 2008	Leased	46,347
11 Main Street Warrenton, Virginia 20186	September 2009	Leased	$47,349
11200 Rockville Pike Rockville, Maryland 20852	December 2009	Leased	80,126
1 South Front Royal Avenue Front Royal, Virginia 22630	December 2009	Owned	36,174
9484 Congress Street New Market, Virginia 22844	December 2009	Owned	40,647
43086 Peacock Market Plaza South Riding, Virginia 20152	December 2009	Leased	18,632
10 West Washington Street Middleburg, Virginia 20117	May 2011	Leased	17,597
13804 Hull Street Road Midlothian, Virginia 23112	October 2011	Owned	28,856
9707 Medical Center Drive, Suite 150 Rockville, Maryland 20850	April 2012	Leased	40,231

Location	Date Opened or Acquired	Owned or Leased	Deposits (in thousands)
6719 Leaberry Way Haymarket, Virginia 20169	August 2012	Leased	10,640
7700 Wisconsin Avenue Bethesda, Maryland 22101	October 2012	Leased	27,740
4009 Old Town Road Huntingtown, Maryland 20639	August 2014	Leased	15,154
137 E. Chesapeake Beach Road Owings, Maryland 20736	August 2014	Owned	13,489
14804 Pratt Street Upper Marlboro, Maryland 20772	August 2014	Owned	59,690
14118 Brandywine Road Brandywine, Maryland 20613	August 2014	Owned	13,777
307 Church Lane(1) Tappahannock, Virginia 22560	June 2017	Owned	43,103
1665 Tappahannock Boulevard Tappahannock, Virginia 22560	June 2017	Owned	22,468
11290 General Puller Highway Hartfield, Virginia 23071	June 2017	Leased	43,492
291 Virginia Street Urbanna, Virginia 23175	June 2017	Owned	33,953
16273 General Puller Highway Deltaville, Virginia 23043	June 2017	Leased	21,623
7132 George Washington Memorial Highway Gloucester, Virginia 23061	June 2017	Owned	35,776
1953 George Washington Memorial Highway Gloucester Point, Virginia 23062	June 2017	Owned	$29,057
20 Commerce Lane King William, Virginia 23086	June 2017	Owned	54,049
22241 Main Steet Courtland, Virginia 23837	June 2017	Owned	31,354
176 Colonial Trail, East Surry, Virginia 23883	June 2017	Owned	24,697
209 West Main Street Waverly, Virginia 23890	June 2017	Owned	40,083
2599 New Kent Highway Quinton, Virginia 23141	June 2017	Owned	23,726
3012 Boulevard Colonial Heights, Virginia 23834	June 2017	Owned	83,606
8821 West Broad Street Richmond, Virginia 23294	June 2017	Leased	43,530

Location	Date Opened or Acquired	Owned or Leased	Deposits (in thousands)
6941 Northumberland Highway Heathsville, Virginia 22473	June 2017	Owned	69,469
110 Northumberland Highway Callao, Virginia 22435	June 2017	Owned	43,920
14954 Northumberland Highway Burgess, Virginia 22432	June 2017	Owned	34,164
437 North Main Street Kilmarnock, Virginia 22482	June 2017	Owned	24,925
11801 Merchants Walk(2) Newport News, Virginia 23606	June 2017	Owned	48,428
1430 Building 12 High Street Williamsburg, Virginia 23185	June 2017	Leased	22,565
2198 Coliseum Drive Hampton, Virginia 23666	June 2017	Leased	19,294
8123 Mechanicsville Turnpike Mechanicsville, Virginia 23111	June 2017	Owned	83,381
9495 Charter Gate Drive Mechanicsville, Virginia 23116	June 2017	Owned	60,528
201 North Washington Highway Ashland, Virginia 23005	June 2017	Leased	55,808
350 East Hundred Road Chester, Virginia 23836	October 2017	Owned	10,995
Drive-In/ATM Only Locations:
22510 Linden Street Courtland, Virginia 23837	June 2017	Owned	N/A
233 South County Drive Waverly, Virginia 23890	June 2017	Owned	N/A
Loan Production Offices:
230 Court Square Charlottesville, Virginia 22902	March 2005	Leased	N/A
2217 Princess Anne Street Fredericksburg, Virginia 22401	April 2005	Leased	N/A
550 Broadview Avenue Warrenton, Virginia 20186	September 2005	Leased	N/A
5601 Ironbridge Parkway, Suite 101 Chester, Virginia 23831	June 2017	Leased	N/A
Administrative Offices:
70 Main Street, Suite 34 Warrenton, Virginia 20186	December 2014	Leased	N/A
9702 Atlee Commons Drive Ashland, Virginia 23005	June 2017	Owned	N/A

Location	Date Opened or Acquired	Owned or Leased	Deposits (in thousands)
9706 Atlee Commons Drive Ashland, Virginia 23005	June 2017	Owned	N/A
9718 Atlee Commons Drive Ashland, Virginia 23005	June 2017	Owned	N/A
Executive Offices:
1002 Wisconsin Avenue, N.W. Washington, D.C. 20007	April 2005	Leased	N/A
10900 Nuckols Road, Suite 325(2)(3) Glen Allen, Virginia 23060	June 2017	Leased	$162,864

(1)
Serves as the main banking office of Sonabank.

(2)
Also serves as an administrative office.

(3)
This location is not a retail banking location. Deposits reported at this location consist of internal accounts, brokered accounts and listed CDs.

Item 3.   Legal Proceedings
Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no other proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of December 31, 2017.
Item 4.   Mine Safety Disclosures.
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices
On November 6, 2006, Southern National closed on the initial public offering of its common stock, $0.01 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-136285) that was declared effective by the SEC on October 31, 2006. The shares of common stock were sold at a price to the public of  $14.00 per share (equivalent to $12.73 after the stock dividend declared in May 2007).
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
In connection with its acquisition of EVBS, Southern National issued 11,557,760 shares of its common stock on June 23, 2017, which had a value of approximately $198.9 million based on Southern National’s common stock’s closing price of  $17.21 per share on June 23, 2017.
Southern National’s common stock is traded on the Nasdaq Global Market under the symbol “SONA”. Our common stock began trading on the Nasdaq Capital Market in November 2006, and the exchange listing was upgraded to the Nasdaq Global Market at the open of trading on December 18, 2007.
There were 23,984,853 shares of our common stock outstanding at the close of business on March 6, 2018, which were held by 1,917 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $15.84.
The following table presents the high and low intra-day sales prices and dividends declared for quarterly periods during 2017 and 2016:
	Market Values				Dividends Declared
	2017		2016		2017	2016
	High	Low	High	Low
First Quarter	$17.50	$15.51	$13.40	$11.92	$0.08	$0.08
Second Quarter	18.48	15.99	12.77	11.60	0.08	0.08
Third Quarter	18.00	15.26	13.59	11.95	0.08	0.08
Fourth Quarter	17.49	15.12	16.78	12.74	0.08	0.08
Dividend Policy
Dividends are paid at the discretion of our board of directors. While we paid a nonrecurring 10% stock dividend to our holders of common stock in 2007, we declared the first cash dividend on our common stock in February 2012 and each quarter thereafter through 2017. The amount and frequency of dividends, if any, will be determined by our board of directors after consideration of our earnings, capital requirements, our financial condition and our ability to service any equity or debt obligations senior to our common stock, and will depend on cash dividends paid to us by the Bank. As a result, our ability to pay future dividends will depend on the earnings of the Bank, its financial condition and its need for funds.
There are a number of restrictions on our ability to pay cash dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of financial strength to its banking subsidiary. For a foreseeable period of time, our principal source of cash will be dividends paid by the Bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal and state banking laws, regulations and authorities.
Regulatory authorities could administratively impose limitations on the ability of the Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements or in the interests of  “safety and soundness.”
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2017, Southern National had outstanding stock options granted under the 2010 Stock Awards and Incentive Plan (the “2010 Plan”) and the 2017 Equity Compensation Plan (the “2017 Plan”), which were approved by its shareholders. The following table provides information as of December 31, 2017 regarding Southern National’s equity compensation plans under which our equity securities are authorized for issuance:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	714,967	$9.83	724,641
Equity compensation plans not approved by security holders	—	—	—
Total	714,967	$9.83	724,641

Issuer Purchases of Equity Securities
None.

Performance Graph
The following chart compares the cumulative total shareholder return on Southern National common stock during the five years ended December 31, 2017, with the cumulative total return of the Russell 2000 Index and the SNL Bank and Thrift Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on December 31, 2012 in Southern National common stock, the Russell 2000 Index and the SNL Bank and Thrift Index. The historical stock price performance for Southern National common stock shown on the graph below is not necessarily indicative of future stock performance.
	2012	2013	2014	2015	2016	2017
Southern National Bancorp of Virginia, Inc.	100.00	126.22	150.84	181.68	233.10	233.15
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
SNL Bank and Thrift Index	100.00	136.92	152.85	155.94	196.86	231.49

Item 6.   Selected Financial Data
The following table sets forth selected financial data for Southern National as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$83,570	$48,947	$43,701	$38,091	$35,116
Interest expense	15,653	8,633	7,077	4,673	4,668
Net interest income	67,917	40,314	36,624	33,418	30,448
Provision for loan losses	8,625	4,912	3,171	3,444	3,615
Net interest income after provision for loan losses	59,292	35,402	33,453	29,974	26,833
Noninterest income	5,429	2,820	3,781	2,364	1,753
Noninterest expenses	49,149	22,815	23,278	21,101	19,292
Income before income taxes	15,572	15,407	13,956	11,237	9,294
Income tax expense	13,147	5,095	4,667	3,754	3,036
Net income	$2,425	$10,312	$9,289	$7,483	$6,258
Per Share Data:
Earnings per share – Basic	$0.13	$0.84	$0.76	$0.63	$0.54
Earnings per share – Diluted	$0.13	$0.83	$0.75	$0.63	$0.54
Cash dividends paid per share	$0.32	$0.32	$0.52	$0.60	$0.25
Book value per share	$13.48	$10.30	$9.78	$9.33	$9.20
Tangible book value per share(1)	$8.86	$9.37	$8.83	$8.36	$8.34
Dividend payout ratio	246.15%	38.10%	68.42%	95.24%	46.30%
Weighted average shares outstanding – Basic	18,390,810	12,251,804	12,224,494	11,846,126	11,590,333
Weighted average shares outstanding – Diluted	18,671,392	12,426,783	12,330,431	11,927,083	11,627,445
Shares outstanding at end of period	23,936,453	12,263,643	12,234,443	12,216,669	11,590,612
Selected Performance Ratios and Other Data:
Return on average assets	0.13%	0.95%	0.95%	0.94%	0.89%
Return on average equity	1.02%	8.37%	7.87%	6.76%	5.95%
Yield on earning assets	4.76%	4.84%	4.85%	5.24%	5.48%
Cost of funds	0.94%	0.91%	0.91%	0.75%	0.85%
Net interest margin	3.87%	3.99%	4.07%	4.60%	4.75%
Efficiency ratio(2)	54.20%	51.50%	57.64%	60.45%	60.78%
Net charge-offs to average loans	0.51%	0.53%	0.28%	0.51%	0.69%
Allowance for loan losses to total non-covered loans	0.46%	0.95%	1.06%	1.11%	1.42%
Stockholders’ equity to total assets	12.35%	11.06%	11.55%	12.43%	14.89%
Financial Condition:
Total assets	$2,614,252	$1,142,443	$1,036,107	$916,645	$716,185
Total loans, net of deferred fees	2,062,328	930,415	829,425	703,472	546,058
Total deposits	1,865,156	912,982	825,294	742,425	540,359
Stockholders’ equity	322,772	126,344	119,636	113,979	106,614

(1)
Tangible book value per share is calculated by dividing stockholders’ equity less intangible assets by the number of outstanding shares of common stock.

(2)
Efficiency ratio is a non-GAAP measure calculated by dividing noninterest expenses by the sum of net interest income plus noninterest income, excluding any gains/losses on sales of investment securities, gains/losses and write-downs on OREO, gains on acquisitions, recoveries related to acquired charged-off loans and investment securities that are recognized in other noninterest income, merger expenses and gains/losses on sales of loans.

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
CRITICAL ACCOUNTING POLICIES
Our accounting policies are in accordance with U.S. GAAP and with general practices within the banking industry. Management makes a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during periods presented. Different assumptions in the application of these methods or policies could result in material changes in our financial statements. As such, the following policies are considered “critical accounting policies” for us.
Allowance for Loan and Lease Losses (“ALLL”)
The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collection of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on a three year historical average net loss experience for each portfolio segment adjusted for current industry and economic conditions (referred to as “current factors”) and estimates of their effect on loan collectability. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component provides for estimated losses in unimpaired loans and is based on historical loss experience adjusted for current factors.
A loan is considered impaired when, based on current information and events, it is probable that Southern National will be unable to collect the scheduled payments of principal or interest when due according to the terms of the loan documentation. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due, among other considerations. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Individual consumer and residential loans are evaluated for impairment based on the aforementioned criteria as well as regulatory guidelines.
The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual net loss history experienced by Southern National over the most recent three years. This actual loss experience is adjusted for current factors based on the risks present for each portfolio segment. These current factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: owner occupied commercial real estate, non-owner occupied commercial real estate, construction and land development, commercial loans, residential 1-4 family, multi-family residential, loans secured by farmland, HELOC and consumer. While underwriting practices in this environment are more stringent, the Bank estimates the effect of internal factors on future net loss experience to be negligible. Management’s estimate of the effect of current external economic environmental conditions on future net loss experience is significant in all loan segments and particularly on loans secured by real estate including single family 1-4, non-owner occupied commercial real estate and construction and land development loans. These factors include excess inventory, generally less demand driven in part by fewer qualified borrowers and buyers. These considerations have played a significant role in management’s estimate of the adequacy of the allowance for loan and lease losses.
Accounting for the FDIC Indemnification Asset and Acquired Loans
Southern National acquired loan portfolios through its acquisitions of EVBS in 2017, GAB in 2009, HarVest Bank of Maryland in 2012, and PGFSB in 2014. The single family residential loans acquired in the GAB transaction are referred to as “covered loans” because of loss protection provided by the FDIC pursuant to a loss sharing agreement which expires in December 2019. The loss sharing agreement with the FDIC related to non-single family (commercial) loans expired in December 2014. The loans acquired in the EVBS, HarVest Bank of Maryland, and PGFSB transactions are not covered by an FDIC loss sharing agreement.
The accounting for the covered loans requires Southern National to estimate the timing and amount of cash flows to be collected from these loans at acquisition, and to periodically update our estimates of the cash flows expected to be collected over the life of the covered loans. Similarly, the accounting for the FDIC indemnification asset requires us to estimate the timing and amount of cash flows to be received from the FDIC in reimbursement for losses and expenses related to the covered loans; these estimates are directly related to estimates of cash flows to be received from the covered loans. The estimated cash flows from the FDIC indemnification asset are sensitive to changes in the same assumptions that impact expected cash flows on covered loans. If the amount of expected cash flows to be recovered from the FDIC changes, the difference between the carrying amount of the FDIC indemnification asset and the revised recoverable amount is accreted or amortized over the remaining term of the FDIC agreement or the life of the loans, whichever is shorter. These estimates are considered to be critical accounting estimates because they involve significant judgment and assumptions as to the amount and timing of cash flows to be collected.
Loans acquired with evidence of credit deterioration since inception and for which it is probable that all contractual payments will not be received are accounted for under Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). These loans are recorded at fair value at the time of acquisition, with no carryover of the related allowance for loan losses. Fair value of acquired loans is determined using a discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, and current market rates. In recording the acquisition date fair values of acquired impaired loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans).
Over the life of the acquired loans, we continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques. We evaluate at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan losses in our consolidated statement of income. For any significant increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.
These cash flow evaluations are inherently subjective as they require management to make estimates about expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Changes in these factors, as well as changing economic conditions will likely impact the carrying value of these acquired loans.

Business Combinations, Goodwill and Other Intangible Assets
Southern National accounts for all business combinations under the purchase method of accounting. Tangible and intangible assets and liabilities of the acquired entity are recorded at fair value. The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangible assets and could result in impairment losses affecting our financials as a whole and our banking subsidiary in which the goodwill or intangibles resides.
Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over their estimated useful lives utilizing a method that approximates the expected attrition of the deposits. Under FASB ASC 350, Intangibles — Goodwill and Other, goodwill with an indefinite life is not amortized, but rather tested annually for impairment. Southern National evaluates goodwill for impairment each year as of September 30. Goodwill totaled $100.6 million at December 31, 2017. There was no impairment recorded for the years ended December 31, 2017, 2016 and 2015.
Other-Than-Temporary-Impairment (“OTTI”) of Investment Securities
Management evaluates investment securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For investment securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, an investment security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt investment securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity investment securities, the entire amount of impairment is recognized through earnings.
In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, Southern National compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
Other Real Estate Owned (“OREO”)
Real estate acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the collateral at the date of foreclosure based on estimates, including some obtained from third parties, less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Significant property improvements that enhance the salability of the property are capitalized to the extent that the carrying value does not exceed the estimated realizable value. Legal fees, maintenance and other direct costs of foreclosed properties are expensed as incurred.
Due to the judgment involved in estimating fair value of the properties, accounting for OREO is regarded as a critical accounting policy. Estimates of value of OREO properties at the date of foreclosure are typically based on real estate appraisals performed by independent appraisers. These values are generally updated as appraisals become available.

Valuation of Deferred Tax Asset
The provision for income taxes reflects the tax effects of the transactions reported in the consolidated financial statements, including taxes currently due as well as changes in deferred taxes. Deferred tax assets and liabilities represent estimates of the future tax return consequences of temporary differences between carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are computed by using currently enacted income tax rates and applying those rates to the periods in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. As of December 31, 2017 and 2016, management concluded that it is more likely than not that Southern National will generate sufficient taxable income to fully utilize our deferred tax assets.
OVERVIEW
Southern National is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank, a Virginia state-chartered bank which commenced operations on April 14, 2005. Sonabank provides a range of financial services to individuals and small and medium sized businesses.
On June 23, 2017, SNBV completed its merger with EVBS and the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank (see Note 2 — Business Combinations). This combination has brought together two banking companies with complementary business lines, creating one of the premier banking institutions headquartered in the Commonwealth of Virginia. EVBS was the holding company for EVB, a Virginia state-chartered bank which traced its beginnings to 1910.
Southern National acquired PGFSB in a cash and stock transaction on August 1, 2014. PGFSB was founded in 1931 and was headquartered in Upper Marlboro, which is the County Seat of Prince George’s County, Maryland. PGFSB had four offices in Maryland, including a main office in Upper Marlboro and three branch offices in Dunkirk, Brandywine and Huntingtown.
We completed the acquisition of the HarVest Bank of Maryland on April 27, 2012, the Midlothian branch in Richmond, Virginia on October 1, 2011 and the acquisition and assumption of certain assets and liabilities of GAB from the FDIC on December 4, 2009. As part of the GAB acquisition, the Bank and the FDIC entered into a loss sharing agreement (the “loss sharing agreement”) on approximately $143.4 million (cost basis) of GAB’s assets. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.”
At December 31, 2017, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.
While we offer a wide range of commercial banking services, we focus on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes. We are a leading SBA lender among Virginia community banks. We also invest in real estate-related investment securities, including collateralized mortgage obligations and agency mortgage backed securities. Our principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. We offer a broad range of deposit products, including checking (“NOW”), savings, money market accounts and certificates of deposit. We actively pursue business relationships by utilizing the business contacts of our senior management, other bank officers and our directors, thereby capitalizing on our knowledge of our local market areas.

RESULTS OF OPERATIONS
Net Income
Net income for the year ended December 31, 2017 was $2.4 million, compared to $10.3 million for the year ended December 31, 2016 and $9.3 million for the year ended December 31, 2015. Southern National’s results for the year ended December 31, 2017 were significantly impacted by the inclusion of a provisional $7.2 million in additional estimated income tax expense from the revaluation of its net deferred tax asset (“DTA”) as a result of the reduction in the corporate income tax rate going forward under the recently enacted Tax Cuts and Jobs Act. Due to the new law being enacted on December 22, 2017, this revaluation of the DTA was accounted for in the fourth quarter of 2017 through adjustments to Income Tax Expense on the Consolidated Statements of Income. Southern National’s DTA position is attributable primarily to the net operating losses acquired in the merger with EVBS and the timing difference created by the allowance for loan losses, which will be deductible at the lower U.S. corporate income tax rate beginning in 2018, as opposed to the higher rates in effect through December 31, 2017. Although directly affecting its current period results, Southern National expects that its earnings beginning in 2018 will benefit from the lower U.S. corporate income tax rate going forward which will result in a reduction of income tax expense. Southern National’s results for the year ended December 31, 2017 were also directly impacted by the merger with EVBS including expenses related to the merger of  $9.4 million, compared to $429 thousand in merger expenses during 2016.
Net Interest Income
Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.
Net interest income was $67.9 million during the year ended December 31, 2017, compared to $40.3 million during the prior year. Average loans during the year ended December 31, 2017 were $1.53 billion compared to $889.6 million during 2016, with the increase mostly attributable to the acquisition of EVBS in June of 2017. Southern National’s net interest margin was 3.87% during the year ended December 31, 2017 compared to 3.99% during the year ended December 31, 2016. The yield on average interest-earning assets decreased 8 basis points to 4.76% during the year ended December 31, 2017 when comparing to the 4.84% yield on average interest-earning assets during 2016. The cost of average interest-bearing liabilities increased 8 basis points to 1.08% during the year ended December 31, 2017 when comparing to the 1.00% cost on average interest-bearing liabilities during 2016. The loan discount accretion on our acquisitions were $4.5 million in the year ended December 31, 2017 compared to $2.1 million in 2016.
Net interest income was $40.3 million during the year ended December 31, 2016, compared to $36.6 million during the previous year. Average loans during the year ended December 31, 2016 were $889.6 million compared to $761.6 million during 2015. Southern National’s net interest margin was 3.99% during the year ended December 31, 2016 compared to 4.07% during the year ended December 31, 2015. The loan discount accretion on our acquisitions were $2.1 million in the year ended December 31, 2016 compared to $2.6 million in 2015.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:
Average Balance Sheets and Net Interest Analysis
For the Years Ended
December 31,
	2017			2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees(1)(2)	$1,528,081	$77,764	5.09%	$889,600	$45,348	5.10%	$761,550	$40,104	5.27%
Investment securities	182,464	4,569	2.50%	96,836	2,955	3.05%	97,580	2,806	2.88%
Other earning assets	44,546	1,237	2.78%	24,208	644	2.66%	41,245	791	1.92%
Total earning assets	1,755,091	83,570	4.76%	1,010,644	48,947	4.84%	900,375	43,701	4.85%
Allowance for loan losses	(9,831)			(8,634)			(8,139)
Intangible assets	61,969			11,499			11,991
Other non-earning assets	115,388			66,850			70,800
Total assets	$1,922,617			$1,080,359			$975,027
Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW and other demand accounts	$192,789	704	0.36%	$36,470	60	0.16%	$24,306	25	0.10%
Money market accounts	256,746	1,582	0.62%	127,121	453	0.36%	138,559	483	0.35%
Savings accounts	112,868	442	0.39%	51,670	333	0.64%	44,661	282	0.63%
Time deposits	668,566	8,265	1.24%	579,157	7,255	1.25%	509,900	5,643	1.11%
Total interest-bearing deposits	1,230,969	10,993	0.89%	794,418	8,101	1.02%	717,426	6,433	0.90%
Borrowings	218,581	4,660	2.13%	66,230	532	0.80%	58,358	644	1.10%
Total interest-bearing liabilities	1,449,550	15,653	1.08%	860,648	8,633	1.00%	775,784	7,077	0.91%
Noninterest-bearing liabilities:
Demand deposits	219,107			88,413			75,129
Other liabilities	15,694			8,140			6,120
Total liabilities	1,684,351			957,201			857,033
Stockholders’ equity	238,266			123,158			117,994
Total liabilities and stockholders’ equity	$1,922,617			$1,080,359			$975,027
Net interest income		$67,917			$40,314			$36,624
Interest rate spread			3.68%			3.84%			3.94%
Net interest margin			3.87%			3.99%			4.07%

(1)
Includes loan fees in both interest income and the calculation of the yield on loans.

(2)
Calculations include non-accruing loans in average loan amounts outstanding.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.
	Year Ended December 31, 2017 vs. 2016			Year Ended December 31, 2016 vs. 2015
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(in thousands)
Interest-earning assets:
Loans, net of deferred fees	$32,505	$(89)	$32,416	$6,477	$(1,233)	$5,244
Investment securities	2,267	(653)	1,614	(21)	170	149
Other earning assets	563	30	593	596	(743)	(147)
Total interest-earning assets	35,335	(712)	34,623	7,052	(1,806)	5,246
Interest-bearing liabilities:
NOW and other demand accounts	500	144	644	16	19	35
Money market accounts	659	470	1,129	(41)	11	(30)
Savings accounts	163	(54)	109	45	6	51
Time deposits	1,067	(57)	1,010	818	794	1,612
Total interest-bearing deposits	2,389	503	2,892	838	830	1,668
Borrowings	2,397	1,731	4,128	110	(222)	(112)
Total interest-bearing liabilities	4,786	2,234	7,020	948	608	1,556
Change in net interest income	$30,549	$(2,946)	$27,603	$6,104	$(2,414)	$3,690

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
The provision for loan losses for the years ended December 31, 2017, 2016 and 2015 was $8.6 million, $4.9 million, and $3.2 million, respectively. We had charge-offs totaling $8.8 million during 2017, $5.0 million during 2016, and $2.7 million during 2015. There were recoveries totaling $991 thousand during 2017, $239 thousand during 2016 and $526 thousand during 2015. The primary driver of the elevated provision for loan losses and the increased level of charge-offs during the year ended December 31, 2017, as compared to 2016, was the $7.1 million in charge-offs taken on loans that were related to the deteriorating financial condition of one long-time borrower of the Bank, a government contractor, who is experiencing cash flow problems. Management is closely monitoring this situation.
The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for loan losses.

Noninterest Income
The following tables present the major categories of noninterest income for the years ended December 31, 2017, 2016 and 2015 (in thousands):
	2017	2016	Change
Account maintenance and deposit service fees	$3,564	$896	$2,668
Income from bank-owned life insurance	929	700	229
Equity (loss) income from mortgage affiliate	(345)	1,109	(1,454)
Gain on sales of investment securities	255	—	255
Other	1,026	115	911
Total noninterest income	$5,429	$2,820	$2,609

	2016	2015	Change
Account maintenance and deposit service fees	$896	$953	$(57)
Income from bank-owned life insurance	700	636	64
Equity income from mortgage affiliate	1,109	1,459	(350)
Net gain on other assets	—	7	(7)
Gain on sales of investment securities	—	520	(520)
Other	115	206	(91)
Total noninterest income	$2,820	$3,781	$(961)

Noninterest income increased to $5.4 million in the year ended December 31, 2017 from $2.8 million in 2016. The increase was mainly due to the $2.7 million increase in account maintenance and deposit service fees primarily driven by the increased retail deposits acquired in the merger with EVBS. Income from bank-owned life insurance, which totaled $929 thousand for the year ended December 31, 2017, increased $229 thousand when compared to 2016, primarily driven by additional income earned from the increase in bank-owned life insurance policies acquired in the merger with EVBS. Southern National also recognized increases of  $255 thousand and $911 thousand on gains on sales of investment securities and in other noninterest income, respectively. The main driver of the $911 thousand increase in other noninterest income was recoveries of  $757 thousand from acquired loan and investment security balances from the EVBS acquisition. These loan and investment security balances were fully charged-off by EVBS prior to its acquisition by Southern National. Partially offsetting these increases was a $1.5 million decline in income from the investment in STM, which resulted in a loss of  $345 thousand for the year ended December 31, 2017. The decline in income from the investment in STM is mainly attributable to the overall decrease in STM’s revenue due to a lower volume of mortgage loan closings.
Noninterest income decreased to $2.8 million in the year ended December 31, 2016 from $3.8 million in 2015. Much of the noninterest income in 2015 resulted from the fact that we transferred from our held-to-maturity portfolio all of the trust preferred securities and a non-government sponsored residential collateralized mortgage obligation (“CMO”) that had previously been classified as other than temporarily impaired to the available for sale classification. We sold five of these trust preferred securities and the CMO, recognizing a net gain of $520 thousand in the year ended December 31, 2015. We recognized income from our investment in STM in the amount of $1.1 million during the year ended December 31, 2016, compared to $1.5 million during 2015. STM showed volume growth in the fourth quarter of 2016 with originations of  $212 million, up from $179 million in the same quarter of 2015. However, they experienced a fourth quarter loss of   $556 thousand attributable to the operating costs related to the opening of new offices in Innsbrook, Virginia; Raleigh, North Carolina; New Castle, Delaware and the cost of installing a new delivery channel. In addition, STM experienced some margin compression. Our share of the fourth quarter 2016 loss was $272 thousand.

Noninterest Expense
The following tables present the major categories of noninterest expense for the years ended December 31, 2017, 2016 and 2015 (in thousands):
	2017	2016	Change
Salaries and benefits	$20,285	$11,675	$8,610
Occupancy expenses	4,809	3,155	1,654
Furniture and equipment expenses	2,228	975	1,253
Amortization of core deposit intangible	845	219	626
Virginia franchise tax expense	969	387	582
FDIC assessment	802	543	259
Data processing expense	1,140	744	396
Telephone and communication expense	1,422	745	677
Amortization of FDIC indemnification asset	712	793	(81)
Net loss on other real estate owned	520	174	346
Merger expenses	9,426	429	8,997
Other operating expenses	5,991	2,976	3,015
Total noninterest expenses	$49,149	$22,815	$26,334

	2016	2015	Change
Salaries and benefits	$11,675	$11,860	$(185)
Occupancy expenses	3,155	3,269	(114)
Furniture and equipment expenses	975	815	160
Amortization of core deposit intangible	219	261	(42)
Virginia franchise tax expense	387	352	35
FDIC assessment	543	664	(121)
Data processing expense	744	668	76
Telephone and communication expense	745	786	(41)
Amortization of FDIC indemnification asset	793	630	163
Net loss on other real estate owned	174	291	(117)
Merger expenses	429	—	429
Other operating expenses	2,976	3,682	(706)
Total noninterest expenses	$22,815	$23,278	$(463)

Noninterest expenses were $49.1 million during the year ended December 31, 2017, compared to $22.8 million during the year ended December 31, 2016. The year-over-year increase of 115.4% in noninterest expenses was mainly driven by the additional acquisition and post-acquisition expenses associated with the EVBS merger on June 23, 2017. Salaries and benefits increased $8.6 million in 2017 when compared to 2016. Additional staff added in the EVBS acquisition was the main factor in the increase. Southern National anticipates salaries and benefits expense to normalize starting in the first quarter of 2018 as the last of the merger-related full-time equivalent employee (“FTE”) reductions took place in the fourth quarter of 2017. Occupancy expenses and furniture and equipment expenses increased $1.7 million and $1.3 million, respectively, year-over-year to $4.8 million and $2.2 million, respectively, for the year ended December 31, 2017. The main factor in the $1.7 million and $1.3 million year-over-year increases in occupancy expenses and furniture and equipment expenses, respectively, was the added expenses associated with the EVBS merger, which are in line with expectations. Merger expenses associated with the EVBS acquisition increased $9.0 million to $9.4 million for the year ended December 31, 2017, compared to the $429 thousand of merger expenses during 2016. Only nominal merger expenses associated with the EVBS merger are anticipated going forward. Other operating expenses increased $3.0 million for the year ended December 31, 2017, when compared to the year ended December 31, 2016. The $3.0 million increase in other operating expenses is in line with the anticipated added expenses associated with the EVBS merger and was driven by a $500 thousand and a $477 thousand increase in professional services and marketing and advertising, respectively, in 2017. Professional services includes consulting fees, legal services, and audit and accounting fees.
Noninterest expenses were $22.8 million during the year ended December 31, 2016, compared to $23.3 million during the year ended December 31, 2015. During the year ended December 31, 2016 we had losses of  $375 thousand because of impairment recognized on four OREO properties. This was partially offset by gains on the sale of four OREO properties in the amount of  $201 thousand, resulting in a net loss of  $174 thousand on OREO. During 2015, we had losses on OREO of  $740 thousand as we charged down five OREO properties which proved challenging to sell. This was partially offset by gains on the sale of six OREO properties in the amount of  $449 thousand, resulting in a net loss on OREO of  $291 thousand. We had merger expenses of  $429 thousand in 2016 related to the merger with EVBS, and there were no merger expenses in 2015. Salaries and benefits decreased by $185 thousand in 2016 compared to the year ended December 31, 2015.
The majority of the merger and merger related expenses have been incurred as the result of the merger with EVBS. The following table shows a breakdown of those merger and merger related expenses:
	For the Year Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Salaries and benefits(1)	$4,927	$—
Consulting and investment banking fees	2,234	250
Data processing(2)	609	—
Legal fees	637	161
Occupancy expenses	628	—
Filing fees	165	18
Appraisals	95	—
Lodging, travel and meals	33	—
Training	17	—
Other	81	—
Total merger expenses	$9,426	$429

(1)
Includes change-in-control contract payouts, severance and pay-to-stay bonuses.

(2)
Fee incurred to cancel core system platform contract.

FINANCIAL CONDITION
Total assets were $2.61 billion as of December 31, 2017, compared to $1.14 billion as of December 31, 2016. The $1.47 billion increase in total assets from the end of 2016 to the end of 2017 was primarily due to the $1.37 billion in assets acquired, inclusive of fair value adjustments, in the merger with EVBS on June 23, 2017.
Loans
Total loans, net of deferred fees were $2.06 billion and $930.4 million at December 31, 2017 and 2016, respectively. The $1.13 billion increase in total loans, net of deferred fees during 2017 was mainly due to the $1.03 billion of loans, inclusive of fair value adjustments, acquired in the merger with EVBS on June 23, 2017. The loans acquired in the merger with EVBS totaled $942.8 million at December 31, 2017. Loan growth during the year ended December 31, 2017 was offset by the sale of approximately $29.0 million of EVB’s classified and residential TDR loans during the third quarter of 2017 as well as net charge-offs of $7.8 million.

As of December 31, 2017 and 2016, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.
The following table summarizes the composition of our loans, net of unearned income, at December 31 for the years indicated:
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate – owner occupied	$401,847	19.5%	$154,807	16.6%	$141,521	17.0%	$136,597	19.4%	$107,828	19.7%
Commercial real estate – non-owner occupied	440,700	21.4%	279,634	29.9%	256,513	30.8%	200,517	28.4%	155,837	28.5%
Secured by farmland	23,038	1.1%	541	0.1%	578	0.1%	612	0.1%	608	0.1%
Construction and land development	197,972	9.6%	91,067	9.8%	67,832	8.2%	57,938	8.2%	39,069	7.1%
Residential 1-4 family(1)	483,006	23.4%	230,810	24.8%	178,071	21.4%	138,070	19.6%	83,113	15.2%
Multi-family residential	70,892	3.4%	30,021	3.2%	25,501	3.1%	21,832	3.1%	22,081	4.0%
Home equity lines of credit(1)	152,829	7.4%	29,203	3.1%	35,177	4.2%	33,409	4.7%	32,200	5.9%
Total real estate loans	1,770,284	85.8%	816,083	87.5%	705,193	84.8%	588,975	83.5%	440,736	80.5%
Commercial loans	253,258	12.3%	115,365	12.4%	124,985	15.0%	114,714	16.3%	105,381	19.2%
Consumer loans	39,374	1.9%	856	0.1%	1,366	0.2%	1,564	0.2%	1,389	0.3%
Gross loans	2,062,916	100.0%	932,304	100.0%	831,544	100.0%	705,253	100.0%	547,506	100.0%
Less deferred fees on loans	(588)		(1,889)		(2,119)		(1,781)		(1,448)
Loans, net of deferred fees	$2,062,328		$930,415		$829,425		$703,472		$546,058
Covered loans included above in residential 1-4 family and home equity lines of credit(1)	$23,339		$28,180		$34,373		$38,496		$51,701

(1)
Includes loans acquired in the GAB transaction covered under an FDIC loss-share agreement that expires in 2019.

The following table sets forth the contractual maturity ranges of the commercial and construction and land development loan portfolios and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2017 (in thousands):
		After 1 Year Through 5 Years		After 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Construction and land development	$171,623	$14,355	$10,952	$442	$600	$197,972
Commercial	164,328	64,604	9,689	12,538	2,099	253,258
Total	$335,951	$78,959	$20,641	$12,980	$2,699	$451,230

Asset Quality; Past Due Loans and Nonperforming Assets
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
The following table presents a comparison of non-covered nonperforming assets as of December 31, (in thousands):
	2017	2016	2015	2014	2013
Nonaccrual loans	$16,931	$3,795	$4,173	$5,652	$7,814
Loans past due 90 days and accruing interest	—	—	—	—	—
Total nonperforming loans	16,931	3,795	4,173	5,652	7,814
Other real estate owned	7,577	8,617	10,096	13,051	9,579
Total nonperforming assets	$24,508	$12,412	$14,269	$18,703	$17,393
Troubled debt restructurings	$672	$688	$699	$—	$5,933
SBA guaranteed amounts included in nonaccrual loans	$4,664	$2,173	$3,541	$4,664	$1,852
Allowance for loan losses to nonperforming loans	55.50%	226.88%	201.80%	130.80%	90.08%
Allowance for loan losses to total non-covered loans	0.46%	0.95%	1.06%	1.11%	1.42%
Nonperforming assets to total non-covered assets	0.95%	1.11%	1.42%	2.13%	2.63%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	0.77%	0.92%	1.07%	1.60%	2.35%
Nonperforming assets to total non-covered loans and OREO	1.20%	1.36%	1.77%	2.76%	3.45%
Nonperforming assets excluding SBA guaranteed loans to total non-covered loans and OREO	0.97%	1.12%	1.33%	2.07%	3.08%
Covered nonperforming assets are not included in the table above because the carrying value includes a component for credit losses (the nonaccretable yield).
Non-covered nonaccrual loans were $16.9 million (including $4.7 million of loans fully covered by SBA guarantees) at December 31, 2017 compared to $3.8 million (including $2.2 million of loans fully covered by SBA guarantees) at December 31, 2016. Included in the $16.9 million of non-covered nonaccrual loans at December 31, 2017 is a $10.0 million loan extended to a commercial construction real estate company which is secured by commercial real estate properties with appraised values of approximately $14 million. The unguaranteed portions of the nonperforming SBA loans have been charged-off. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to total non-covered assets decreased from 0.92% at the end of 2016 to 0.77% at December 31, 2017.
At December 31, 2017, our total substandard loans (covered and non-covered) totaled $22.4 million. Included in the total substandard loans were SBA guarantees of  $5.0 million and covered loans of $1.1 million. Special mention loans totaled $17.4 million at December 31, 2017.
During the years ending December 31, 2017 and 2016, there were no loans modified in troubled debt restructurings (“TDRs”). One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of  $672 thousand, was 30 — 59 days delinquent as of June 30, 2015, but was current as of December 31, 2017.
It is the Bank’s practice to concurrently charge off collateral-dependent loans at the time loan impairment is recognized. Charge-offs on loans individually evaluated for impairment as of December 31, 2017 totaled approximately $5.4 million.
We identify potential problem loans based on loan portfolio credit quality. We define our potential problem loans as our non-covered classified/criticized loans less total non-covered nonperforming loans noted above. At December 31, 2017 our potential problem loans totaled $5.5 million.

Allowance for Loan and Lease Losses
We are very focused on the asset quality of our loan portfolio, both before and after the loan is made. We have established underwriting standards that we believe are effective in maintaining high credit quality in our loan portfolio. We have experienced loan officers who take personal responsibility for the loans they underwrite, a standing credit committee that reviews each loan application carefully, and a requirement that loans over 20% of our legal lending limit must be approved by all five executive members of our standing credit committee and the full board of directors or two outside directors.
Our allowance for loan and lease losses is established through charges to earnings in the form of a provision for loan losses. Management evaluates the allowance at least quarterly. In addition, on a quarterly basis our board of directors reviews our loan portfolio, evaluates credit quality, reviews the loan loss provision and the allowance for loan and lease losses and makes changes as may be required. In evaluating the allowance, management and the board of directors consider the growth, composition and industry diversification of the loan portfolio, historical loan loss experience, current delinquency levels and all other known factors affecting loan collectability.
The allowance for loan and lease losses represents management’s estimate of an amount appropriate to provide for probable incurred losses in the loan portfolio in the normal course of business. This estimate is based on average historical losses within the various loan types that compose our portfolio as well as an estimate of the effect that other known factors such as the economic environment within our market area will have on net losses. The allowance is also subject to regulatory examinations and determination by the regulatory agencies as to the appropriate level of the allowance.
Our loan review program is conducted by the Executive Credit Risk Officer and an independent third-party consultant who report directly to the Audit Committee of the Board of Directors. In accordance with the Bank’s credit policy, in 2017, loans and commitments totaling 45% of the loan portfolio outstanding as of December 31, 2016, excluding consumer and residential 1-4 family loans, was reviewed by the independent third-party consultant, and another 30% of the portfolio was reviewed internally. In 2018 we plan to have the independent third-party consultant review loans and commitments totaling at least 50% of the loan portfolio outstanding as of December 31, 2017, excluding consumer and residential 1-4 family loans, and another 30% will be reviewed internally. The purpose of loan review is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the Bank’s credit policy and regulatory guidance. Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.

The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated (in thousands):
	As of December 31,
	2017		2016		2015		2014		2013
	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans	Allowance for Loan Losses	Percent of Loans by Category to Total Loans
Commercial real estate(1)	$2,011	45.4%	$2,389	49.8%	$2,407	51.0%	$1,978	51.0%	$1,844	52.3%
Construction and land development	692	9.6%	752	9.8%	865	8.2%	1,644	8.2%	1,068	7.1%
Residential 1-4 family(2)	1,586	30.8%	1,279	27.9%	1,408	25.6%	1,339	24.3%	1,302	21.1%
Commercial loans	4,496	12.3%	3,366	12.4%	3,041	15.0%	2,063	16.3%	2,797	19.2%
Consumer loans	612	1.9%	78	0.1%	48	0.2%	53	0.2%	60	0.3%
Total allocated allowance	9,397	100.0%	7,864	100.0%	7,769	100.0%	7,077	100.0%	7,071	100.0%
Unallocated allowance	—		746		652		337		19
Total	$9,397		$8,610		$8,421		$7,414		$7,090

(1)
Includes owner and non-owner occupied loans, loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

The following table presents an analysis of the allowance for loan losses for the periods indicated (in thousands):
	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Balance, beginning of period	$8,610	$8,421	$7,414	$7,090	$7,066
Provision charged to operations	8,625	4,912	3,171	3,444	3,615
Recoveries credited to allowance:
Real estate – commercial(1)	431	8	36	33	159
Real estate – construction, land and other	1	121	139	4	7
Real estate – residential 1-4 family(2)	17	10	242	21	129
Commercial	538	96	91	89	169
Consumer	4	4	1	3	—
Total recoveries	991	239	509	150	464
Total	18,226	13,572	11,094	10,684	11,145
Loans charged off:
Real estate – commercial(1)	100	799	1,067	573	199
Real estate – construction, land and other	—	449	—	250	650
Real estate – residential 1-4 family(2)	369	22	413	449	776
Commercial	8,250	3,370	1,174	1,998	2,286
Consumer	110	322	19	—	144
Total loans charged-off	8,829	4,962	2,673	3,270	4,055
Net charge-offs	7,838	4,723	2,164	3,120	3,591
Balance, end of period	$9,397	$8,610	$8,421	$7,414	$7,090
Net charge-offs to average loans, net of unearned income	0.51%	0.53%	0.28%	0.51%	0.69%

(1)
Includes owner and non-owner occupied loans, loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

In 2017, we had loan charge-offs totaling $8.8 million. The primary driver of the increase in loan charge-offs during the year ended December 31, 2017 as compared to the same period of 2016 was $7.1 million of charge-offs taken on loans that were related to the deteriorating financial condition of one long-time borrower of the Bank, a government contractor, who is experiencing cash flow problems.
We believe that the allowance for loan losses at December 31, 2017 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses.
Investment Securities
Our investment securities portfolio provides us with required liquidity and investment securities to pledge as collateral to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.
Our investment securities portfolio is managed by our executive vice chairman and our treasurer, both of whom have significant experience in this area, with the concurrence of our Asset/Liability Committee. In addition to our executive vice chairman (who is the chairman of the Asset/Liability Committee) and our treasurer, this committee is comprised of outside directors and other senior officers of the Bank, including but not limited to our executive chairman, our president and chief executive officer and our chief financial officer. Investment management is performed in accordance with our investment policy, which is approved annually by the Asset/Liability Committee and the Board of Directors. Our investment policy addresses our investment strategies, approval process, approved securities dealers and authorized investments. Our investment policy authorizes us to invest in:
•
Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities (“MBS”)

•
Collateralized mortgage obligations

•
U.S. Treasury securities

•
SBA guaranteed loan pools

•
Agency securities

•
Obligations of states and political subdivisions

•
Pooled trust preferred securities comprised of a minimum of 80% bank collateral with an investment grade rating or a minimum of 60% bank collateral with a AAA rating at purchase

•
Other corporate debt securities rated Aa3/AA- or better at purchase

MBS are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by agency/government-sponsored entities (“GSEs”) such as the GNMA, FNMA and FHLMC. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.
Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, MBS provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. MBS which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, MBS purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate MBS do not tend to experience heavy prepayments of principal, and consequently the average life of these securities will be lengthened. If interest rates begin to fall, prepayments will generally increase.
Collateralized mortgage obligations (“CMOs”) are bonds that are backed by pools of mortgages. The pools can be GNMA, FNMA or FHLMC pools or they can be private-label pools. The CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated. The bond’s cash flow, for example, can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.
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
Southern National’s corporate bonds consist of pooled trust preferred securities issued by banks, thrifts and insurance companies as well as senior subordinated notes issued by banks. The collateral pools of these trust preferred securities must be at least 80% banks or thrifts, if the rating at the time of purchase is A3/A- or better. If the rating is Aaa/AAA, the collateral pool must be at least 60% banks or thrifts. These securities generally have a long term (25 years or more), allow early redemption by the issuers, make periodic variable interest payments and mature at face value. Trust preferred securities allow the deferral of interest payments for up to five years.
We classify our investment securities as either held to maturity or available for sale. Debt investment securities that Southern National has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Investment securities classified as available for sale are those debt and equity securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Investment securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Investment securities totaling $98.9 million were in the held to maturity portfolio at December 31, 2017, compared to $85.3 million at December 31, 2016. Investment securities totaling $160.7 million were in the available for sale portfolio at December 31, 2017, compared to $3.9 million at December 31, 2016. The $156.8 million increase in available for sale investment securities was mainly driven by the $162.9 million of available for sale investment securities acquired in the EVBS acquistion.

As of December 31, 2017, we owned pooled trust preferred investment securities as follows (in thousands):
Security	Tranche Level	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Value	% of Current Defaults and Deferrals to Total Collateral	Previously Recognized Cumulative Other Comprehensive Loss(1)
		Moody’s	Fitch	Moody’s	Fitch
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	A	$3,192	$2,948	$3,113	18%	$226
MMCF III B	Senior Sub	A3	A-	Ba1	BBB	261	257	240	32%	4
						$3,453	$3,205	$3,353		$230
Available for Sale Other Than Temporarily Impaired:										Cumulative OTTI Related to Credit Loss(2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	$1,500	$1,099	$915	29%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,491	1,473	14%	660
						$3,650	$2,590	$2,388		$1,060
Total						$7,103	$5,795	$5,741

(1)
Pre-tax, and represents unrealized losses at date of transfer from available for sale to held to maturity, net of accretion

(2)
Pre-tax

Each of these investment securities has been evaluated for other than temporary impairment (“OTTI”). In performing a detailed cash flow analysis of each investment security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of OTTI. The cash flow analyses performed included the following assumptions:
•
0.5% of the remaining performing collateral will default or defer per annum.

•
Recoveries of 9% with a two-year lag on all defaults and deferrals.

•
No prepayments for 10 years and then 1% per annum for the remaining life of the investment security.

•
Our investment securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized no OTTI charges during 2017, 2016 or 2015, respectively.
Investment securities in our portfolio as of December 31, 2017 were as follows:
•
residential government-sponsored mortgage-backed securities in the amount of  $42.4 million and residential government-sponsored collateralized mortgage obligations in the amount of $59.5 million;

•
corporate bonds in the amount of  $2.0 million;

•
commercial mortgage-backed securities in the amount of  $27.9 million;

•
SBA loan pool securities in the amount of  $24.8 million;

•
callable agency securities in the amount of  $55.8 million;

•
trust preferred securities in the amount of  $5.6 million, $3.0 million of which is Alesco VII A1B which is rated Aa2 (Moody’s); and

•
municipal bonds in the amount of  $41.6 million (fair value of  $41.7 million) with a taxable equivalent yield of 3.44% and ratings as follows:

Moody’s Rating	Amount (in thousands)	Standard & Poor’s Rating	Amount (in thousands)
Aaa	$5,355	AAA	$6,518
Aa1	12,559	AA+	7,279
Aa2	4,496	AA	14,587
Aa3	1,905	AA-	1,809
A1	1,924	A+	1,065
A2	1,572	A	855
Baa1	1,049	BBB+	1,049
N/A	12,810	N/A	8,508
	$41,670		$41,670

For additional information regarding investment securities refer to “Item 8. Financial Statements and Supplementary Data, Note 3 — Investment Securities.”
The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale investment securities are reported at fair value, and held to maturity investment securities are reported at amortized cost (in thousands).
	December 31,
	2017	2016	2015
Available for sale invesment securities:
Residential government-sponsored mortgage-backed securities	$30,864	$—	$—
Obligations of states and political subdivisions	18,727	2,259	2,312
Corporate securities	2,015	—	—
Trust preferred securities	2,388	1,659	1,897
Residential government-sponsored collateralized mortgage obligations	50,766	—	—
Government-sponsored agency securities	3,226	—	—
Agency commercial mortgage-backed securities	27,898	—	—
SBA pool securities	24,789	—	—
Total	$160,673	$3,918	$4,209
Held to maturity investment securities:
Residential government-sponsored mortgage-backed securities	$11,500	$18,594	$20,751
Obligations of states and political subdivisions	22,830	12,706	12,794
Trust preferred securities	3,205	3,654	4,352
Residential government-sponsored collateralized mortgage obligations	8,727	2,371	2,946
Government-sponsored agency securities	52,650	47,975	55,937
Total	$98,912	$85,300	$96,780

The following table sets forth the amortized cost, fair value, and weighted average yield of our investment securities by contractual maturity at December 31, 2017. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).
	Investment Securities Available for Sale
	Amortized Cost	Fair Value	Weighted Average Yield
Obligations of states and political subdivisions
Due after one year through five years	$1,932	$1,911	1.96%
Due after five years through ten years	3,373	3,409	2.78%
Due after ten years	13,276	13,407	2.75%
	18,581	18,727	2.67%
Trust preferred securities
Due after ten years	2,590	2,388	6.45%
Corporate securities
Due after five years through ten years	2,013	2,015	6.12%
Government-sponsored agency securities
Due after five years through ten years	1,500	1,501	2.00%
Due after ten years	1,747	1,725	3.26%
	3,247	3,226	2.67%
Residential government-sponsored mortgage-backed securities
Due within a year	1	1	0.97%
Due after one year through five years	1,964	1,961	2.07%
Due after five years through ten years	9,086	8,984	2.42%
Due after ten years	20,094	19,918	2.20%
	31,145	30,864	2.26%
Residential government-sponsored collateralized mortgage obligations
Due after five years through ten years	2,962	2,922	2.50%
Due after ten years	48,559	47,844	2.32%
	51,521	50,766	2.33%
Agency commerical mortgage-backed securities
Due after one year through five years	14,316	14,134	2.04%
Due after five years through ten years	13,947	13,764	2.35%
	28,263	27,898	2.19%
SBA pool securities
Due after five years through ten years	3,118	3,100	2.61%
Due after ten years	21,711	21,689	3.04%
	24,829	24,789	2.98%
	$162,189	$160,673	2.56%

	Investment Securities Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield
Obligations of states and political subdivisions
Due after one year through five years	$1,895	$1,892	1.87%
Due after five years through ten years	8,044	8,091	2.12%
Due after ten years	12,891	12,960	3.10%
	22,830	22,943	2.65%
Trust preferred securities
Due after ten years	3,205	3,353	2.55%
Government-sponsored agency securities
Due after five years through ten years	14,989	14,525	2.54%
Due after ten years	37,661	36,702	3.03%
	52,650	51,227	2.89%
Residential government-sponsored mortgage-backed securities
Due after five years through ten years	3,435	3,409	2.06%
Due after ten years	8,065	8,037	2.51%
	11,500	11,446	2.37%
Residential government-sponsored collateralized mortgage obligations
Due after ten years	8,727	8,628	1.88%
	$98,912	$97,597	2.68%

Deposits and Other Borrowings
The market for deposits is competitive. We offer a line of traditional deposit products that currently include noninterest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit. We compete for deposits through our banking branches with competitive pricing, advertising and online banking. We use deposits as a principal source of funding for our lending, purchasing of investment securities and for other business purposes.
Total deposits increased to $1.87 billion at December 31, 2017 from $913.0 million as of December 31, 2016. The merger with EVBS on June 23, 2017 contributed $1.15 billion in deposits. Noninterest-bearing demand deposits increased from a year-end 2016 level of  $88.8 million to $319.2 million as of December 31, 2017. Savings accounts increased from $52.8 million to $161.9 million, and time deposits increased from $605.6 million to $699.1 million over the same period. As of December 31, 2017, we had brokered certificates of deposit in the amount of  $109.8 million and brokered money market deposits of $17.0 million. At December 31, 2016, we had brokered certificates of deposit in the amount of $66.5 million, and we had brokered money market deposits of  $14.2 million.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2017, 2016 and 2015:
	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(in thousands)
Noninterest-bearing demand deposits	$219,107		$88,413		$75,129
Interest-bearing deposits:
Savings accounts	112,868	0.39%	51,670	0.64%	44,661	0.63%
Money market accounts	256,746	0.62%	127,121	0.36%	138,559	0.35%
NOW and other demand accounts	192,789	0.36%	36,470	0.16%	24,306	0.10%
Time deposits	668,566	1.24%	579,157	1.25%	509,900	1.11%
Total interest-bearing deposits	1,230,969	0.89%	794,418	1.02%	717,426	0.90%
Total deposits	$1,450,076		$882,831		$792,555

The variety of deposit accounts we offer allows us to be competitive in obtaining funds and in responding to the threat of disintermediation (the flow of funds away from depository institutions such as banking institutions into direct investment vehicles such as government and corporate securities). Our ability to attract and maintain deposits, and the effect of such retention on our cost of funds, has been, and will continue to be, significantly affected by the general economy and market rates of interest.
The following table sets forth the maturities of certificates of deposit of  $250 thousand and over as of December 31, 2017 (in thousands):
Within 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
$26,041	$23,576	$28,589	$92,807	$171,013
We use borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2017 and 2016, total FHLB borrowings were $335.6 million and $95.0 million, respectively. At December 31, 2017, we had $314.2 million of unused and available FHLB lines of credit.
Other short-term borrowings can consist of FHLB overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. During the second quarter of 2016, we discontinued offering repo accounts. However, repo accounts totaling $7.6 million were assumed on June 23, 2017 in the merger with EVBS. During the third quarter of 2017 we determined that we will continue to offer repo accounts, and the balance at December 31, 2017 was $15.5 million.

Other short-term borrowings consist of the following (in thousands):
	December 31,
	2017	2016	2015
FHLB overnight advances	$56,860	$50,000	$49,000
Other short-term FHLB advances maturing 6/27/2018	10,000	—	—
Other short-term FHLB advances maturing 6/20/2018	27,200	—	—
Other short-term FHLB advances maturing 6/14/2018	10,000	—	—
Other short-term FHLB advances maturing 6/13/2018	80,640	—	—
Other short-term FHLB advances maturing 6/12/2018	10,000	—	—
Other short-term FHLB advances maturing 3/28/2018	30,000	—	—
Other short-term FHLB advances maturing 3/14/2018	80,640	—	—
Other short-term FHLB advances maturing 3/13/2018	30,275	—	—
Other short-term FHLB advances maturing 3/27/2017	—	10,000	—
Other short-term FHLB advances maturing 5/4/2017	—	10,000	—
Other short-term FHLB advances maturing 6/5/2017	—	10,000	—
Other short-term FHLB advances maturing 6/19/2017	—	5,000	—
Other short-term FHLB advances maturing 12/15/2017	—	10,000	—
Other short-term FHLB advances maturing 11/4/2016	—	—	10,000
Securities sold under agreements to repurchase	15,468	—	10,381
Total	$351,083	$95,000	$69,381
Weighted average interest rate at year end	1.50%	0.86%	0.51%
For the periods ended December 31, 2017, 2016 and 2015:
Average outstanding balance	$177,983	$66,864	$34,673
Average interest rate during the year	1.24%	0.74%	0.76%
Maximum month-end outstanding balance	$351,083	$95,000	$69,381
Junior Subordinated Debt and Senior Subordinated Notes
On January 20, 2017, Southern National completed the sale of  $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At December 31, 2017, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At December 31, 2017, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $854 thousand. Southern National injected $22.0 million of the proceeds into the Bank as capital to support its continued growth. The remaining amount of the proceeds are being used for general corporate purposes.
In connection with our merger with EVBS, Southern National assumed $10.3 million (fair value adjustment of  $801 thousand) of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2017 and 2016, the interest rate was 4.55% and 3.94%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning on September 17, 2008. Southern National has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents.

Southern National’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of Southern National.
The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At December 31, 2017, all of the trust preferred securities qualified as Tier 1 capital.
Subject to certain exceptions and limitations, Southern National is permitted to elect from time to time to defer regularly scheduled interest payments on its outstanding Junior Subordinated Debt relating to its trust preferred securities. If Southern National defers interest payments on the Junior Subordinated Debt for more than 20 consecutive quarters, Southern National would be in default under the governing agreements for such notes and the amount due under such agreements would be immediately due and payable.
Also in connection with our merger with EVBS, Southern National assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million (fair value adjustment of  $1.9 million) in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. The EVBS Senior Subordinated Notes bear interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the EVBS Senior Subordinated Notes will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. Southern National may, at its option, redeem, in whole or in part, the EVBS Senior Subordinated Notes as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At December 31, 2017 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.
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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of December 31, 2017 and 2016. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 200 basis point decrease in interest rates at December 31, 2017.
	Sensitivity of Economic Value of Equity As of December 31, 2017
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Economic Value of Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Equity Book Value
	(dollar amounts in thousands)
Up 400	$509,991	$48,765	10.57%	19.51%	158.00%
Up 300	505,504	44,278	9.60%	19.34%	156.61%
Up 200	497,373	36,147	7.84%	19.03%	154.09%
Up 100	485,450	24,224	5.25%	18.57%	150.40%
Base	461,226	—	0.00%	17.64%	142.90%
Down 100	399,221	(62,005)	-13.44%	15.27%	123.69%
Down 200	324,959	(136,267)	-29.54%	12.43%	100.68%

	Sensitivity of Economic Value of Equity As of December 31, 2016
Change in Interest Rates in Basis Points (Rate Shock)	Economic Value of Equity			Economic Value of Equity as a % of
	Amount	$ Change From Base	% Change From Base	Total Assets	Equity Book Value
	(dollar amounts in thousands)
Up 400	$116,120	$(37,494)	24.41%	10.16%	91.91%
Up 300	123,778	(29,836)	-19.42%	10.83%	97.97%
Up 200	132,243	(21,371)	-13.91%	11.58%	104.67%
Up 100	141,858	(11,756)	-7.65%	12.42%	112.28%
Base	153,614	—	0.00%	13.45%	121.58%
Down 100	136,456	(17,158)	-11.17%	11.94%	108.00%
Down 200	129,485	(24,129)	-15.71%	11.33%	102.49%
Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2017 and 2016 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income As of December 31, 2017
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(dollar amounts in thousands)
Up 400	$97,308	$10,749	4.06%	0.41%
Up 300	94,909	8,350	3.97%	0.32%
Up 200	92,404	5,845	3.87%	0.22%
Up 100	89,684	3,125	3.77%	0.12%
Base	86,559	—	3.65%	0.00%
Down 100	86,688	129	3.65%	0.00%
Down 200	86,868	309	3.66%	0.01%
	Sensitivity of Net Interest Income As of December 31, 2016
Change in Interest Rates in Basis Points (Rate Shock)	Adjusted Net Interest Income		Net Interest Margin
	Amount	$ Change From Base	Percent	% Change From Base
	(dollar amounts in thousands)
Up 400	$41,484	$3,759	3.87%	0.43%
Up 300	41,172	3,447	3.75%	0.31%
Up 200	39,898	2,173	3.64%	0.20%
Up 100	38,688	963	3.53%	0.09%
Base	37,725	—	3.44%	0.00%
Down 100	37,961	236	3.46%	0.02%
Down 200	37,473	(252)	3.42%	-0.02%
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
Liquidity and Funds Management
The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and the sale of available for sale investment securities. In addition, we maintain lines of credit with the FHLB of Atlanta, federal funds lines of credit with three correspondent banks and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers. For additional information about borrowings and anticipated principal repayments refer to the discussion about Contractual Obligations below and “Item 8. Financial Statements and Supplementary Data, Note 10 — Securities Sold Under Agreements To Repurchase And Other Short-Term Borrowings and Note 11 — Junior Subordinated Debt and Senior Subordinated Notes.”

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
During the year ended December 31, 2017, we funded our financial obligations with deposits, borrowings from the FHLB of Atlanta, and the issuance of the SNBV Senior Subordinated Notes in January 2017. At December 31, 2017, we had $361.7 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in 2018 is $402.2 million as of December 31, 2017. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.
As of December 31, 2017, Southern National was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2017, Southern National has no material commitments or long-term debt for capital expenditures.
Capital Resources
Capital management consists of providing equity to support both current and future operations. We are subject to capital adequacy requirements imposed by the FRB and the Bank is subject to capital adequacy requirements imposed by the FDIC. The FRB and the FDIC have adopted risk-based capital requirements for assessing bank holding company and member bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
The regulatory capital framework has changed as a result of the Dodd-Frank Act and a separate, international capital initiative known as “Basel III.” Regulators recently issued rules implementing these requirements, the Revised Capital Rules. Among other things, the Revised Capital Rules raise the minimum thresholds for required capital and revise certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. While the rules became effective on January 1, 2014 for certain large banking organizations, most banking organizations, including Southern National and the Bank, were required to begin complying with these new requirements on January 1, 2015.
The Revised Capital Rules, among other things, (i) introduce as a new capital measure CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. Further, the Revised Capital Rules set forth the following minimum capital ratios, which began to phase in for certain banking organizations, including Southern National, on January 1, 2015:
•
4.5 percent CET1 to risk-weighted assets.

•
6.0 percent Tier 1 Capital to risk-weighted assets.

•
8.0 percent Total Capital to risk-weighted assets.

•
4.0 percent Tier 1 Capital to average consolidated assets as reported on the consolidated financial statements (known as the “leverage ratio”).

Under the FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Under that statute, the FDIC has promulgated regulations setting the levels at which an insured depository institution such as the Bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Bank is classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. See “Item 1. Business, Supervision and Regulation — Capital Adequacy Requirements.”
The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of Southern National and the Bank at the periods indicated to the minimum and well-capitalized regulatory standards:
	Minimum Required for Capital Adequacy Purposes(1)	To Be Categorized as Well Capitalized(2)	Actual Ratio at December 31,
			2017	2016
Southern National
Common equity tier 1 capital ratio	4.50%	n/a	10.53%	12.69%
Tier 1 risk-based capital ratio	6.00%	n/a	10.98%	12.69%
Total risk-based capital ratio	8.00%	n/a	13.80%	13.63%
Leverage ratio	4.00%	n/a	8.82%	10.56%
Sonabank
Common equity tier 1 capital ratio	4.50%	6.50%	12.79%	12.55%
Tier 1 risk-based capital ratio	6.00%	8.00%	12.79%	12.55%
Total risk-based capital ratio	8.00%	10.00%	13.26%	13.49%
Leverage ratio	4.00%	5.00%	10.26%	10.45%

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

Impact of Inflation and Changing Prices
The financial statements and related financial data presented in this Annual Report on Form 10-K concerning Southern National have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Many factors impact interest rates, including the FRB, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets. Like most financial institutions, changes in interest rates can impact our net interest income which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings, as well as the valuation of our assets and liabilities.
Our interest rate risk management is the responsibility of the Bank’s Asset/Liability Management Committee (the “Asset/Liability Committee”). The Asset/Liability Committee has established policies and limits for management to monitor, measure and coordinate our sources, uses and pricing of funds. The Asset/Liability Committee makes reports to the board of directors on a quarterly basis.
Seasonality and Cycles
We do not consider our commercial banking business to be seasonal.

Contractual Obligations
The following table reflects the contractual maturities of our term liabilities as of December 31, 2017. The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.
	Contractual Obligations
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(in thousands)
Certificates of deposit(1)	$402,078	$239,833	$57,147	$—	$699,058
Repurchase agreements	15,468	—	—	—	15,468
FHLB advances-short term	335,615	—	—	—	335,615
Junior subordinated debt	—	—	—	10,310	10,310
Senior subordinated notes	—	—	—	47,000	47,000
Operating leases	2,554	3,975	2,176	3,141	11,846
Total	$755,715	$243,808	$59,323	$60,451	$1,119,297

(1)
Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements
Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts sold by EVBS premerger. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $15.2 million and $6.4 million as of December 31, 2017 and 2016, respectively.
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
At December 31, 2017 and 2016, we had unfunded lines of credit and undisbursed construction loan funds totaling $361.7 million and $135.8 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.
Premerger, EVBS sold its credit card portfolio. With that sale, EVBS guaranteed the credit card accounts of certain customers to the bank that issues the cards. In connection with the merger with EVBS, Southern National now is the guarantor. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty and are not considered significant as of December 31, 2017.
Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

This information is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Item 8.
Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Southern National Bancorp of Virginia, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Southern National Bancorp of Virginia, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Dixon Hughes Goodman LLP
We have served as the Company’s auditor since 2013.
Atlanta, Georgia
March 16, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Southern National Bancorp of Virginia, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Southern National Bancorp of Virginia, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Southern National Bancorp of Virginia, Inc. and Subsidiaries (the "Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, and our report dated March 16, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As described in Management’s Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2017 has excluded Eastern Virginia Bankshares, Inc. (“EVBS”) acquired on June 23, 2017. We have also excluded EVBS from the scope of our audit of internal control over financial reporting. EVBS constituted 41.7 percent of total consolidated revenues (interest income and noninterest income) for the year ended December 31, 2017, and 46.6 percent of consolidated total assets as of December 31, 2017.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Dixon Hughes Goodman LLP
Atlanta, Georgia
March 16, 2018

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$7,937	$4,656
Interest-bearing deposits in other financial institutions	15,815	42,736
Federal funds sold	1,711	—
Total cash and cash equivalents	25,463	47,392
Securities available for sale, at fair value	160,673	3,918
Securities held to maturity, at amortized cost (fair value of $97,597 and $83,344, respectively)	98,912	85,300
Loans	2,062,328	930,415
Less allowance for loan losses	(9,397)	(8,610)
Net loans	2,052,931	921,805
Stock in Federal Reserve Bank and Federal Home Loan Bank	26,775	7,929
Equity investment in mortgage affiliate	4,723	4,629
Preferred investment in mortgage affiliate	3,305	2,555
Bank premises and equipment, net	35,788	8,227
Goodwill	100,606	10,514
Core deposit intangibles, net	10,054	874
FDIC indemnification asset	1,353	2,111
Bank-owned life insurance	50,790	23,826
Other real estate owned	7,577	8,617
Deferred tax assets, net	16,903	6,780
Other assets	18,399	7,966
Total assets	$2,614,252	$1,142,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$319,189	$88,783
Interest-bearing deposits:
NOW accounts	329,878	26,338
Cash management accounts	—	9,658
Money market accounts	355,084	129,835
Savings accounts	161,947	52,755
Time deposits	699,058	605,613
Total interest-bearing deposits	1,545,967	824,199
Total deposits	1,865,156	912,982
Securities sold under agreements to repurchase-short term	15,468	—
Federal Home Loan Bank (FHLB) advances-short term	335,615	95,000
Junior subordinated debt-long term	9,534	—
Senior subordinated notes-long term	47,128	—
Other liabilities	18,579	8,117
Total liabilities	2,291,480	1,016,099
Commitments and contingencies (See Note 15)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding, 23,936,453 shares, at December 31, 2017 and 12,263,643 at December 31, 2016	239	123
Additional paid in capital	304,932	104,884
Retained earnings	18,753	22,126
Accumulated other comprehensive loss	(1,152)	(789)
Total stockholders’ equity	322,772	126,344
Total liabilities and stockholders’ equity	$2,614,252	$1,142,443

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)
	For the Years Ended December 31,
	2017	2016	2015
Interest and dividend income:
Interest and fees on loans	$77,764	$45,348	$40,104
Interest and dividends on taxable securities	4,077	2,619	2,395
Interest and dividends on tax exempt securities	492	336	411
Interest and dividends on other earning assets	1,231	644	791
Interest on federal funds sold	6	—	—
Total interest and dividend income	83,570	48,947	43,701
Interest expense:
Interest on deposits	10,993	8,101	6,433
Interest on repurchase agreements	36	18	103
Interest on junior subordinated debt	253	—	—
Interest on senior subordinated notes	2,194	—	—
Interest on other borrowings	2,177	514	541
Total interest expense	15,653	8,633	7,077
Net interest income	67,917	40,314	36,624
Provision for loan losses	8,625	4,912	3,171
Net interest income after provision for loan losses	59,292	35,402	33,453
Noninterest income:
Account maintenance and deposit service fees	3,564	896	953
Income from bank-owned life insurance	929	700	636
Equity (loss) income from mortgage affiliate	(345)	1,109	1,459
Net gain on other assets	—	—	7
Gain on sales of investment securities	255	—	520
Other	1,026	115	206
Total noninterest income	5,429	2,820	3,781
Noninterest expenses:
Salaries and benefits	20,285	11,675	11,860
Occupancy expenses	4,809	3,155	3,269
Furniture and equipment expenses	2,228	975	815
Amortization of core deposit intangible	845	219	261
Virginia franchise tax expense	969	387	352
FDIC assessment	802	543	664
Data processing expense	1,140	744	668
Telephone and communication expense	1,422	745	786
Amortization of FDIC indemnification asset	712	793	630
Net loss on other real estate owned	520	174	291
Merger expenses	9,426	429	—
Other operating expenses	5,991	2,976	3,682
Total noninterest expenses	49,149	22,815	23,278
Income before income taxes	15,572	15,407	13,956
Income tax expense	13,147	5,095	4,667
Net income	$2,425	$10,312	$9,289
Other comprehensive (loss) income:
Unrealized loss on available for sale securities	$(309)	$(284)	$(138)
Realized amounts on investment securities sold, net	(255)	—	(520)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	—	—	4,278
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	13	12	32
Net unrealized (loss) gain	(551)	(272)	3,652
Tax effect	(188)	(93)	1,242
Other comprehensive (loss) income	(363)	(179)	2,410
Comprehensive income	$2,062	$10,133	$11,699
Earnings per share, basic	$0.13	$0.84	$0.76
Earnings per share, diluted	$0.13	$0.83	$0.75

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(dollars in thousands, except per share amounts)
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance – January 1, 2015	$122	$104,072	$12,805	$(3,020)	$113,979
Comprehensive income:
Net income	—	—	9,289	—	9,289
Change in unrealized loss on securities available for sale (net of tax benefit, $224)	—	—	—	(434)	(434)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $1,466 and accretion, $32 and amounts recorded into other comprehensive income at transfer)	—	—	—	2,844	2,844
Dividends on common stock ($0.52 per share)	—	—	(6,359)	—	(6,359)
Repurchase of common stock (62,177 shares)	(1)	(720)	—	—	(721)
Issuance of common stock under Stock Incentive Plan (79,950 shares)	1	706	—	—	707
Stock-based compensation expense	—	331	—	—	331
Balance – December 31, 2015	122	104,389	15,735	(610)	119,636
Comprehensive income:
Net income	—	—	10,312	—	10,312
Change in unrealized loss on securities available for sale (net of tax benefit, $97)	—	—	—	(187)	(187)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $4 and accretion, $8 and amounts recorded into other comprehensive income at transfer)	—	—	—	8	8
Dividends on common stock ($0.32 per share)	—	—	(3,921)	—	(3,921)
Issuance of common stock for warrants exercised (11,000 shares)	1	100	—	—	101
Issuance of common stock under Stock Incentive Plan (18,200 shares)	—	135	—	—	135
Stock-based compensation expense	—	260	—	—	260
Balance – December 31, 2016	123	104,884	22,126	(789)	126,344
Comprehensive income:
Net income	—	—	2,425	—	2,425
Change in unrealized loss on securities available for sale (net of tax benefit, $192)	—	—	—	(372)	(372)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $4 and accretion, $8 and amounts recorded into other comprehensive income at transfer)	—	—	—	9	9
Dividends on common stock ($0.32 per share)	—	—	(5,798)	—	(5,798)
Issuance of common stock for warrants exercised (49,500 shares)	—	449	—	—	449
Issuance of common stock under Stock Incentive Plan (65,550 shares)	—	555	—	—	555
Issuance of common stock in connection with Eastern Virginia Bankshares, Inc. merger (11,557,760 shares)	116	198,793	—	—	198,909
Stock-based compensation expense	—	251	—	—	251
Balance – December 31, 2017	$239	$304,932	$18,753	$(1,152)	$322,772

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Years Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$2,425	$10,312	$9,289
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,176	798	876
Amortization of core deposit intangible	845	219	261
Other amortization, net	1,606	(36)	149
Accretion of loan discount	(3,802)	(1,874)	(2,510)
Amortization of FDIC indemnification asset	712	793	630
Provision for loan losses	8,625	4,912	3,171
Earnings on bank-owned life insurance	(929)	(700)	(636)
Equity loss (income) on mortgage affiliate	345	(1,109)	(1,459)
Stock-based compensation expense	251	260	331
Net gain on sales of investment securities	(255)	—	(520)
Net loss on other real estate owned	520	174	291
Provision for deferred income taxes	9,686	29	2,132
Net decrease (increase) in other assets	6,069	2,924	(385)
Net (decrease) increase in other liabilities	(3,687)	1,321	599
Net cash and cash equivalents provided by operating activities	24,587	18,023	12,219
Investing activities:
Proceeds from sales of investment securities	4,767	—	3,966
Purchases of held to maturity investment securities	(9,950)	(46,055)	(18,153)
Purchases of available for sale investment securities	(3,247)	—	—
Proceeds from paydowns, maturities and calls of available for sale investment securities	7,987	—	1
Proceeds from paydowns, maturities and calls of held to maturity investment securities	11,037	57,622	13,607
Loan originations and payments, net	(104,009)	(108,760)	(127,334)
Proceeds from sales of loans held for sale	19,689	—	—
Purchase of bank-owned life insurance	—	—	(1,500)
Investment in mortgage affiliate, net	46	939	(119)
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(12,112)	(1,000)	(1,248)
Payments received on FDIC indemnification asset	46	18	3
Proceeds from sales of other real estate owned	1,110	1,790	4,048
Purchases of bank premises and equipment	(1,425)	(143)	(307)
Proceeds from sales of bank premises and equipment	40	—	—
Net cash acquired in acquisition of Eastern Virginia Bankshares, Inc.	24,015	—	—
Net cash and cash equivalents used in investing activities	(62,006)	(95,589)	(127,036)
Financing activities:
Net (decrease) increase in deposits	(196,801)	77,307	82,869
Cash dividends paid – common stock	(5,798)	(3,921)	(6,359)
Issuance of common stock under Stock Incentive Plan	555	135	707
Issuance of common stock for warrants exercised	449	101	—
Issuance of subordinated notes, net of cost	26,075	—	—
Repurchase of common stock	—	—	(721)
Net decrease in long-term borrowings	—	—	(10,000)
Net increase in short-term borrowings	191,010	21,000	40,337
Net cash and cash equivalents provided by financing activities	15,490	94,622	106,833
(Decrease) increase in cash and cash equivalents	(21,929)	17,056	(7,984)
Cash and cash equivalents at beginning of period	47,392	30,336	38,320
Cash and cash equivalents at end of period	$25,463	$47,392	$30,336
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$14,571	$8,289	$6,791
Income taxes	3,671	4,604	2,993
Supplemental schedule of noncash investing and financing activities
Transfer from loans to other real estate owned	$43	$144	$1,727
Transfer from long-term FHLB advances to short-term FHLB advances	—	15,000	—
Transfer from securities sold under agreements to repurchase to deposits	—	10,381	—
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$1,356,637	$—	$—
Other intangible assets acquired	100,127	—	—
Fair value of liabilities assumed	(1,257,845)	—	—
Total merger consideration	$198,919	$—	$—

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
1.
ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV” or the “Company”) is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank” or the “Bank”) a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its merger with Eastern Virginia Bankshares, Inc. (“EVBS”) and the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank (see Note 2 — Business Combinations). Sonabank provides a range of financial services to individuals and small and medium sized businesses. At December 31, 2017, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.
The accounting policies and practices of Southern National and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practice within the banking industry. Major policies and practices are described below:
Principles of Consolidation
The consolidated financial statements include the accounts of Southern National and its subsidiaries Sonabank and EVB Statutory Trust I (the “Trust”). Significant inter-company accounts and transactions have been eliminated in consolidation. Southern National consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where Southern National holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. Southern National has an interest in one affiliate, Southern Trust Mortgage, LLC (“STM”), which it accounts for as an equity method investment. In addition, Southern National owns the Trust which is an unconsolidated subsidiary. The junior subordinated debt owed to the Trust is reported as a liability of Southern National.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term include: the determination of the allowance for loan losses, the carrying value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, fair value measurements related to assets acquired and liabilities assumed from business combinations, the FDIC indemnification asset, other real estate owned (“OREO”) and deferred tax assets.
Business Combinations
U.S. GAAP requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date.
Investment Securities
Debt securities that Southern National has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost.

Securities classified as available for sale are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity.
Purchased premiums and discounts are recognized in interest income using the interest method over the terms of the securities without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on the sale of investment securities are recorded on the settlement date and are determined using the specific identification method.
Southern National purchases amortizing investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from the borrowers’ election to refinance the underlying mortgage based on market and other conditions. The purchased premiums and discounts associated with these assets are amortized or accreted to interest income over the estimated life of the related assets. The estimated life is calculated by projecting future prepayments and the resulting principal cash flows until maturity. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums and discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.
Management evaluates investment securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For investment securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, an investment security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
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
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, purchased premiums and discounts and any deferred loan fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method without anticipating prepayments.
As part of the Greater Atlantic Bank (“GAB”) acquisition, the Bank and the Federal Deposit Insurance Corporation (“FDIC”) entered into a loss sharing agreement on approximately $143.4 million (cost basis) of GAB’s assets. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.” The indemnification against losses in the GAB commercial portfolio ended in December 2014. The FDIC indemnification on the GAB residential mortgages and the GAB HELOCS continues until December 2019. Loans that are not covered in the loss sharing agreement with the FDIC are referred to as “non-covered loans.”
The accrual of interest on all loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal and interest is considered doubtful.
All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Most of Southern National’s business activity is with customers located within Virginia and Maryland. Therefore, our exposure to credit risk is significantly affected by changes in the economy in those areas. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.
Southern National has purchased, primarily through acquisitions, individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at fair value such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Purchased credit-impaired (“PCI”) loans are accounted for using the expected cash flow methodology, and purchased performing loans are accounted for using the contractual cash flow methodology.
Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. Southern National estimates the amount and timing of expected cash flows for each PCI loan or pool, and the expected cash flows in excess of fair value are recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loans’ or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).
Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.
In accordance with Accounting Standards Codification (“ASC”) 310-30, “Loans and debt securities acquired with Deteriorated Credit Quality”, and based on current information and events, if it becomes probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Bank will recalculate the amount of accretable yield for the acquired loans as the excess of the revised cash flows expected to be collected over the sum of  (1) the initial investment in the loans less (2) cash collected less (3) write downs, if any plus (4) the amount of yield accreted to date. The amount of accretable yield will be adjusted by reclassification from non-accretable yield. This adjustment would be accounted for as a change in estimate with the amount of periodic accretion adjusted over the remaining life of the loans.
Allowance for Loan and Lease Losses (“ALLL”)
The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collection of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Management’s determination of the adequacy of the allowance is based on a three year historical average net loss experience for each portfolio segment adjusted for current industry and economic conditions and estimates of their effect on loan collectability. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values.

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
Commercial real estate consists of borrowings secured by owner occupied and non-owner occupied commercial real estate. Repayment of these loans is dependent upon rental income or the subsequent sale of the property for loans secured by non-owner occupied commercial real estate and by cash flows from business operations for owner occupied commercial real estate. Loans for which the source of repayment is rental income are primarily impacted by local economic conditions which dictate occupancy rates and the amount of rent charged. Commercial real estate loans that are dependent on cash flows from operations can also be adversely affected by current market conditions for their product or service.
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
On May 15, 2014, we purchased a 44.0% equity investment and preferred stock of STM, a regional mortgage banking company headquartered in Virginia Beach, Virginia. On June 23, 2017, in connection with the EVBS acquisition, we added 4.9% of additional equity investment and preferred stock in STM, bringing us to a total equity investment of 48.9%. STM has mortgage banking originators in Delaware, Virginia, Maryland, North Carolina and South Carolina. STM only originates retail mortgage production.
Sonabank has established with STM underwriting guidelines under which it will purchase residential construction only, construction loans that convert to permanent, and permanent loans primarily in its Virginia and Maryland footprint from STM. These will be largely loans that do not conform to FNMA or FHLMC standards because of size or acreage.
Other consumer loans are comprised of loans to individuals both unsecured and secured and home equity loans secured by real estate (closed and open-end), with repayment dependent on individual wages and other income. The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary. Losses in this portfolio are generally relatively low, however, due to the small individual loan size and the balance outstanding as a percentage of Southern National’s entire portfolio.
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
Goodwill and Intangible Assets
Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Southern National has selected September 30th as the date to perform the annual goodwill impairment assessment. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.
Other intangible assets consist of loan servicing rights and core deposit intangible assets arising from whole-bank and branch acquisitions and are amortized over their estimated useful lives, which range from 6 to 15 years.
Stock Based Compensation
Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes option-pricing model is utilized to estimate the fair value of stock options. Compensation cost for grants of restricted shares is accounted for based on the closing price of Southern National’s common stock on the date the restricted shares are awarded. Compensation cost for stock options and restricted shares is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
Bank-owned Life Insurance
Southern National has purchased, and acquired through acquisitions, life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Other Real Estate Owned (“OREO”)
Real estate acquired through or instead of foreclosure is held for sale and initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, the direct charge-off method is recorded through expense. Operating costs after acquisition are expensed as incurred.
Stock in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”)
The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also required to own FRB stock with a par value equal to 6% of capital. FHLB and FRB stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Impairment of Long-Lived Assets
Premises and equipment, core deposit intangible assets, the FDIC indemnification asset and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
FDIC Indemnification Asset
The acquisition of GAB on December 4, 2009 was accounted for under the acquisition method of accounting, and the assets and liabilities were recorded at their estimated fair values. The FDIC indemnification asset was measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The indemnification asset represents the present value of cash flows expected to be received from the FDIC for future losses on covered assets based on the expected credit losses estimated for each covered loan or loan pool and the loss sharing percentages at the acquisition date. Cash flows are discounted at a market-based rate to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. We acquired the GAB loans in December 2009 and continuously evaluate our estimates of expected losses on these loans. During 2017, and based on the actual historical losses on the loan pools over the previous 24-month period, expected losses on the acquired GAB loans (the covered loans) were lower than previously forecasted which results in a lower expected recovery from the FDIC. As of December 31, 2017, we expect to recover $309 thousand from the FDIC under the indemnification agreement. The difference between the carrying amount of  $1.4 million and the estimated recovery is being amortized over the remaining life of the indemnification agreement or the expected life of the loans, whichever is shorter. There were two agreements with the FDIC, one for single family assets which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The current overstatement is due to improvements in the loss estimates in the single family covered loans.
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
Dividend Restriction
Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Southern National or by Southern National to shareholders.
Estimates and Uncertainties
Estimates including the carrying value of investment securities, other than temporary impairment of investment securities, the determination of the allowance for loan losses, expected loan performance and recoveries from the FDIC, the valuation of goodwill, intangible assets, OREO and deferred tax assets, and fair value measurements related to assets acquired and liabilities assumed from business combinations, involves uncertainties and matters of significant judgement regarding interest rates, credit risk, repayments and prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2017. Southern National and its subsidiaries file a consolidated U.S. federal tax return; Sonabank files a Maryland state income tax return and Southern National files a Virginia state income tax return. These returns are subject to examination by taxing authorities for all years after 2013.
On December 22, 2017 the Tax Cuts and Jobs Act was enacted into Federal Law. The new law establishes a new flat corporate federal statutory income tax rate of 21%. For more information on the impact the new law had on Southern National, see discussion in Note 12 — Income Taxes.
Restrictions on Cash
No regulatory reserve or clearing requirements with the FRB were needed at December 31, 2017. However, cash on hand or on deposit with the FRB was required to meet regulatory reserve and clearing requirements of  $2.9 million at December 31, 2016.
Consolidated Statements of Cash Flows
For purposes of reporting cash flows, Southern National defines cash and cash equivalents as cash due from financial institutions and interest-bearing deposits in other financial institutions with maturities less than 90 days. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings.
Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to net income that would result from the assumed issuance. Potential common shares that may be issued by Southern National relate solely to outstanding stock options and warrants and are determined using the treasury stock method.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized gains and losses on investment securities available for sale and the non-credit component of other than temporary impairment of investment securities held-to-maturity which are also recognized as a separate component of equity.
Off Balance Sheet Credit Related Financial Instruments
In the ordinary course of business, Southern National has entered into commitments to extend credit, standby letters of credit, and guarantees of previously sold credit card accounts assumed in the merger with EVBS. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.
Recent Accounting Pronouncements
Adoption of New Accounting Standards:
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-07, Investments — Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments require that an entity that has an available for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increase the level of ownership interest or degree of influence that result in the adoption of the equity method. The adoption of the admendments did not have an effect on Southern National’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application was permitted. Southern National adopted this guidance during the first quarter of 2017 with an immaterial effect.
In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments — Equity Method and Joint Ventures (Topic 323) — Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. ASU 2017-03 provides amendments that adds a paragraph to include the text of  “SEC Staff Announcement: Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period” (in accordance with Staff Accounting Bulletin (“SAB”) Topic 11.M). Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered to assist the reader in assessing the significance of the standard’s impact on its financial statements. Southern National has enhanced its disclosures regarding the expected impact of recently issued accounting standards to be adopted in future periods will have on its accounting and disclosures.
New Accounting Standards Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgements and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Southern National’s revenue is balanced between net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income. Southern National is finalizing its documentation of its completed assessment of revenue streams and review of contracts affected by the ASU including deposit-related fees, gains/losses on the sale of OREO, and interchange fees, and determined the new guidance will have no significant impact on Southern National’s consolidated financial statements. Additionally, Southern National’s revenue recognition pattern for these revenue streams is not anticipated to change significantly from its previous practice. Southern National is planning to adopt ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-1: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU will be effective for us in our first quarter of 2018 and will not have a material impact on Southern National’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Southern National is currently assessing the impact of the adoption of this ASU on its consolidated financial statements and anticipates recognizing a right-of-use asset and a lease liability associated with its long-term operating leases. Management is still in the process of inventorying and categorizing Southern National’s lease agreements, including those assumed in the acquisition of EVBS, and is also exploring the possible engagement of a third-party vendor solution to assist in the application of this ASU.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” (“CECL”) model requiring Southern National to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Southern National is currently assessing the impact of the adoption of this ASU on its consolidated financial statements and is collecting data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. Southern National is also contemplating engaging a third-party vendor to assist in the application of ASU 2016-13.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments. The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to Southern National’s consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. After determining if the carrying amount of a reporting unit exceeds its fair value, the entity should take an impairment charge of the same amount to the goodwill for that reporting unit, not to exceed the total goodwill amount for that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Southern National is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Southern National is currently reviewing its portfolio of debt securities to determine the impact that this ASU will have on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. Southern National is currently evaluating the impact of the amendments in the ASU on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU require a reclassification from/to accumulated other comprehensive income and to/from retained earnings for stranded tax effects resulting from the change in the newly enacted federal corporate income tax rate. Consequently, the amendments in this ASU eliminates the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018 with early adoption allowed. Southern National plans to early adopt this ASU during the first quarter of 2018. The effect of the adoption of this ASU will be to increase accumulated other comprehensive loss by approximately $227 thousand with the offset to retained earnings as recorded in the statement of changes in stockholders’ equity. This represents the difference between the historical federal corporate income tax rate and the newly enacted 21 percent federal corporate income tax rate.
2.
BUSINESS COMBINATIONS

On June 23, 2017, SNBV completed its acquisition of EVBS and its subsidiaries, the Trust and EVB. Pursuant to the Agreement and Plan of Merger, dated December 13, 2016, as amended, holders of EVBS common stock received 0.6313 shares of SNBV common stock for each outstanding share of EVBS common stock held immediately prior to the effective time of the Merger and holders of Non-Voting Mandatorily Convertible Non-Cumulative Preferred Stock, Series B of EVBS (“EVBS Series B Preferred Stock”) received 0.6313 shares of SNBV common stock for each share of EVBS Series B Preferred Stock held immediately prior to the effective time of the Merger, which totaled approximately $198.9 million based on SNBV’s closing common stock price on June 23, 2017 of  $17.21 per share. EVBS was a bank holding company organized and chartered under the laws of the Commonwealth of Virginia on September 5, 1997, commenced operations on December 29, 1997 and was headquartered in Glen Allen, Virginia. Prior to the merger, EVBS operated twenty-four retail branches, which served diverse markets primarily in the counties of Essex, Gloucester, Hanover, Henrico, King and Queen, King William, Lancaster, Middlesex, New Kent, Northumberland, Southampton, Surry, Sussex and the cities of Colonial Heights, Hampton, Newport News, Richmond and Williamsburg.
SNBV accounted for the acquisition using the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Under the acquisition method of accounting, the assets and liabilities of EVBS were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, involves significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. SNBV recognized goodwill of  $90.1 million in connection with the acquisition, none of which is deductible for income tax purposes.

The following table details the total consideration paid by SNBV on June 23, 2017 in connection with the acquisition of EVBS, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill:
(dollars in thousands)	As Recorded by EVBS	Fair Value Adjustments	As Recorded by the Company
Consideration paid:
Cash			$10
SNBV common stock			198,909
Total consideration paid			$198,919
Identifiable assets acquired:
Cash and due from banks	$4,350	$—	$4,350
Interest bearing deposits with banks	18,993	—	18,993
Federal funds sold	682	—	682
Securities available for sale, at fair value	163,029	(150)	162,879
Securities held to maturity, at carrying value	19,036	508	19,544
Restricted securities, at cost	6,734	—	6,734
Loans	1,045,600	(13,618)	1,031,982
Loans held for sale	19,689	—	19,689
Deferred income taxes	15,735	4,912	20,647
Bank premises and equipment	24,242	4,110	28,352
Assets held for sale	2,970	(1,043)	1,927
Accrued interest receivable	4,272	—	4,272
Other real estate owned	563	(16)	547
Core deposit intangible	435	9,590	10,025
Bank owned life insurance	26,035	—	26,035
Other assets	10,004	—	10,004
Total identifiable assets acquired	1,362,369	4,293	1,366,662
Identifiable liabilities assumed:
Noninterest-bearing demand accounts	226,637	—	226,637
Interest-bearing deposits	920,743	1,182	921,925
Federal funds purchased and repurchase agreements	7,598	—	7,598
Federal Home Loan Bank advances	57,475	—	57,475
Junior subordinated debt	10,310	(801)	9,509
Senior subordinated notes	19,175	1,876	21,051
Accrued interest payable	902	—	902
Other liabilities	12,748	—	12,748
Total identifiable liabilities assumed	1,255,588	2,257	1,257,845
Net identifiable assets acquired	$106,781	$2,036	$108,817
Goodwill resulting from acquisition			$90,102

The net effect of the amortization of premiums and accretion of discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from EVBS had the following impact on the consolidated statements of income for the year ended December 31, 2017:
(dollars in thousands)	For the Year Ended December 31, 2017
Loans(1)	$2,800
Time deposits(2)	407
Junior and senior subordinated debt(3)	43
Core deposit intangible(4)	(651)
Net impact to income before income taxes	$2,599

(1)
Loan discount accretion is included in the “Interest and fees on loans” section of  “Interest and dividend income” in the Consolidated Statements of Income.

(2)
Time deposit premium amortization is included in the “Interest on deposits” section of  “Interest expense” in the Consolidated Statements of Income.

(3)
The junior subordinated debt discount accretion and senior subordinated notes premium amortization are included in the “Interest on junior subordinated debt” and “Interest on senior subordinated notes” section of  “Interest expense”, respectively, in the Consolidated Statements of Income.

(4)
Core deposit intangible premium amortization is included in the “Other operating expenses” section of “Noninterest expenses” in the Consolidated Statements of Income.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:
Loans:   The acquired loans were recorded at fair value at the acquisition date of  $1.03 billion without carryover of EVBS’s allowance for loan losses. The unpaid principal balance and discount at the merger date were $1.05 billion and $21.4 million, respectively. Where loans exhibited characteristics of performance, fair value was determined based on a discounted cash flow analysis which included default estimates; loans without such characteristics, fair value was determined based on the estimated values of the underlying collateral. While estimating the amount and timing of both principal and interest cash flows expected to be collected, a market-based discount rate was applied. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type and purpose, industry segment and loan structure. Credit risk characteristics included risk rating groups pass, special mention and substandard and lien position. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).
Included in the $1.05 billion of acquired loans were certain loans acquired with deteriorating credit quality, or purchased credit impaired loans. The table below summarizes the purchased credit impaired loans acquired in the EVBS acquisition on June 23, 2017 (in thousands):
Purchased Credit Impaired Loans
Contractually required principal and interest at acquisition	$17,970
Contractual cash flows not expected to be collected (nonaccretable difference)	(6,243)
Expected cash flows at acquisition	11,727
Accretable difference	398
Basis in acquired loans at acquisition – estimated fair value	$11,329

Loans Held for Sale:   The $19.7 million of acquired loans held for sale were recorded at fair value at the acquisition date. Acquired loans held for sale represent the potentially credit-impaired loans that were moved out of the held for investment portfolio and marked to fair value by EVBS just prior to the closing of the merger. Fair value was determined using quoted prices from an independent, third party buyer. Subsequent to the acquisition date, all acquired loans held for sale were sold to an independent third party.

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
Core Deposit Intangible:   The fair value of the core deposit intangible (“CDI”) was determined based on a combined discounted economic benefit and market approach. The economic benefit was calculated as the cost savings between maintaining the core deposit base and using an alternate funding source, such as FHLB advances. The life of the deposit base and projected deposit attrition rates was determined using EVBS’s historical deposit data. The CDI was estimated at $10.0 million or 0.9% of total deposits. The CDI is being amortized over a weighted average life of 96 months using the straight-line method.
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
Junior Subordinated Debt and Senior Subordinated Notes:   The fair value of the junior subordinated debt and senior subordinated notes were based on discounted cash flows using rates for securities with similar terms. The resulting estimated fair value adjustment of junior subordinated debt is a $801 thousand discount and is being accreted over the remaining life of approximately 195 months using the straight-line method. The resulting estimated fair value adjustment of senior subordinated notes is a $1.9 million premium and is being amortized over the remaining life of approximately 95 months using the straight-line method.
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
The table below illustrates the pro forma revenue, net income, and earnings per share (basic and diluted) of the combined entities had the acquisition taken place on January 1, 2015. The combined pro forma revenue, net income, and earnings per share (basic and diluted) combines the historical results of EVBS with the Company’s consolidated statements of income for the periods listed below and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2015. Acquisition-related expenses of  $9.4 million, $429 thousand, and $0 were included in the Company’s reported consolidated statements of income for the years ended December 31, 2017, 2016, and 2015, respectively, but were excluded from the pro forma information listed below.
Southern National expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the pro forma amounts below:
(dollars in thousands, except per share data)	Pro Forma Twelve Months Ended December 31, 2017	Pro Forma Twelve Months Ended December 31, 2016
Net interest income	$91,010	$85,114
Net income	9,555	18,354
Earnings per share, basic	$0.40	$0.77
Earnings per share, diluted	$0.39	$0.76
Weighted average shares outstanding – Basic	23,923,410	23,923,410
Weighted average shares outstanding – Diluted	24,228,054	24,228,054

3.
INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):
December 31, 2017	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Residential government-sponsored mortgage-backed securities	$31,145	$3	$(284)	$30,864
Obligations of states and political subdivisions	18,581	187	(41)	18,727
Corporate securities	2,013	2	—	2,015
Trust preferred securities	2,590	—	(202)	2,388
Residential government-sponsored collateralized mortgage obligations	51,521	1	(756)	50,766
Government-sponsored agency securities	3,247	—	(21)	3,226
Agency commercial mortgage-backed securities	28,263	—	(365)	27,898
SBA pool securities	24,829	68	(108)	24,789
	$162,189	$261	$(1,777)	$160,673

December 31, 2016	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Obligations of states and political subdivisions	$2,280	$9	$(30)	$2,259
Trust preferred securities	2,590	—	(931)	1,659
	$4,870	$9	$(961)	$3,918

The amortized cost, unrecognized gains and losses, and fair value of investment securities held to maturity were as follows (in thousands):
December 31, 2017	Amortized Cost	Gross Unrecognized		Fair Value
		Gains	Losses
Residential government-sponsored mortgage-backed securities	$11,500	$23	$(77)	$11,446
Obligations of states and political subdivisions	22,830	169	(56)	22,943
Trust preferred securities	3,205	165	(17)	3,353
Residential government-sponsored collateralized mortgage obligations	8,727	—	(99)	8,628
Government-sponsored agency securities	52,650	25	(1,448)	51,227
	$98,912	$382	$(1,697)	$97,597

December 31, 2016	Amortized Cost	Gross Unrecognized		Fair Value
		Gains	Losses
Residential government-sponsored mortgage-backed securities	$18,594	$308	$(118)	$18,784
Obligations of states and political subdivisions	12,706	53	(162)	12,597
Trust preferred securities	3,654	—	(146)	3,508
Residential government-sponsored collateralized mortgage obligations	2,371	—	(54)	2,317
Government-sponsored agency securities	47,975	28	(1,865)	46,138
	$85,300	$389	$(2,345)	$83,344

The amortized cost amounts are net of recognized OTTI.

During 2017, as part of our investment securities portfolio restructuring, $3.2 million of odd-lot residential government-sponsored mortgage-backed securities and $1.3 million of odd-lot residential government-sponsored collateralized mortgage obligations were sold. In addition, $5.7 million of callable agency investment securities were called during 2017. We recognized $257 thousand of gross gains on sales of investment securities and $2 thousand of gross losses on sales of investment securities during 2017.
During 2016, we sold no investment securities.
In the second quarter of 2015, we transferred from our held to maturity portfolio all of the trust preferred investment securities and a non-government sponsored residential CMO investment security that had been other than temporarily impaired to the available for sale classification. We sold five of these trust preferred investment securities and the non-government sponsored residential CMO investment security recognizing gains of  $914 thousand and losses of  $394 thousand. Due to the significant deterioration in these issuers’ creditworthiness which could not have been reasonably anticipated, we feel that our change in classification does not taint our intentions in regards to the remainder of our held to maturity portfolio. We consider this transfer to be isolated, nonrecurring and unusual for Southern National.
The fair value and carrying amount, if different, of debt investment securities as of December 31, 2017, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one to five years	$1,932	$1,911	$1,895	$1,892
Due in five to ten years	6,886	6,925	23,033	22,616
Due after ten years	17,613	17,520	53,757	53,015
Residential government-sponsored mortgage-backed securities	31,145	30,864	11,500	11,446
Residential government-sponsored collateralized mortgage obligations	51,521	50,766	8,727	8,628
Agency commercial mortgage-backed securities	28,263	27,898	—	—
SBA pool securities	24,829	24,789	—	—
Total	$162,189	$160,673	$98,912	$97,597

Investment securities with a carrying amount of approximately $173.4 million and $73.9 million at December 31, 2017 and 2016, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Southern National monitors the portfolio for indicators of OTTI. At December 31, 2017 and 2016, certain investment securities’ fair values were below cost. As outlined in the table below, there were 152 investment securities with fair values totaling approximately $196.9 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at December 31, 2017. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these investment securities and it is likely that we will not be required to sell the investment securities before their anticipated recovery, management does not consider these investment securities to be other than temporarily impaired as of December 31, 2017. The following tables present information regarding investment securities in a continuous unrealized loss position as of December 31, 2017 and 2016 by duration of time in a loss position (in thousands):
December 31, 2017
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$30,336	$(284)	$—	$—	$30,336	$(284)
Obligations of states and political subdivisions	4,642	(41)	—	—	4,642	(41)
Trust preferred securities	1,473	(18)	915	(184)	2,388	(202)
Residential government-sponsored collateralized mortgage obligations	50,555	(756)	—	—	50,555	(756)
Government-sponsored agency securities	1,726	(21)	—	—	1,726	(21)
Agency commercial mortgage-backed securities	27,898	(365)	—	—	27,898	(365)
SBA pool securities	15,156	(108)	—	—	15,156	(108)
	$131,786	$(1,593)	$915	$(184)	$132,701	$(1,777)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$3,409	$(26)	$2,986	$(51)	$6,395	$(77)
Obligations of states and political subdivisions	7,918	(34)	1,782	(22)	9,700	(56)
Trust preferred securities	—	—	240	(17)	240	(17)
Residential government-sponsored collateralized mortgage obligations	7,112	(46)	1,516	(53)	8,628	(99)
Government-sponsored agency securities	1,719	(2)	37,532	(1,446)	39,251	(1,448)
	$20,158	$(108)	$44,056	$(1,589)	$64,214	$(1,697)

December 31, 2016
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Obligations of states and political subdivisions	$1,706	$(30)	$—	$—	$1,706	$(30)
Trust preferred securities	—	—	1,658	(931)	1,658	(931)
	$1,706	$(30)	$1,658	$(931)	$3,364	$(961)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$10,238	$(110)	$457	$(8)	$10,695	$(118)
Obligations of states and political subdivisions	3,578	(98)	1,065	(64)	4,643	(162)
Trust preferred securities	—	—	3,508	(146)	3,508	(146)
Residential government-sponsored collateralized mortgage obligations	1,346	(27)	971	(27)	2,317	(54)
Government-sponsored agency securities	41,110	(1,865)	—	—	41,110	(1,865)
	$56,272	$(2,100)	$6,001	$(245)	$62,273	$(2,345)

As of December 31, 2017, we owned pooled trust preferred investment securities as follows (in thousands):
Security	Tranche Level	Ratings When Purchased		Current Ratings		Par Value	Book Value	Estimated Fair Value	% of Current Defaults and Deferrals to Total Collateral	Previously Recognized Cumulative Other Comprehensive Loss(1)
		Moody’s	Fitch	Moody’s	Fitch
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	A	$3,192	$2,948	$3,113	18%	$226
MMCF III B	Senior Sub	A3	A-	Ba1	BBB	261	257	240	32%	4
						$3,453	$3,205	$3,353		$230
Available for Sale Other Than Temporarily Impaired:										Cumulative OTTI Related to Credit Loss(2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	$1,500	$1,099	$915	29%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,491	1,473	14%	660
						$3,650	$2,590	$2,388		$1,060
Total						$7,103	$5,795	$5,741

(1)
Pre-tax, and represents unrealized losses at date of transfer from available for sale to held to maturity, net of accretion

(2)
Pre-tax

Each of these investment securities has been evaluated for OTTI. In performing a detailed cash flow analysis of each investment security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of OTTI. The cash flow analyses performed included the following assumptions:
•
0.5% of the remaining performing collateral will default or defer per annum.

•
Recoveries of 9% with a two-year lag on all defaults and deferrals.

•
No prepayments for 10 years and then 1% per annum for the remaining life of the investment security.

•
Our investment securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized no OTTI charges during 2017, 2016 or 2015, respectively. The following table presents a roll forward of the credit losses on our investment securities previously classified as held to maturity and now classified as available for sale recognized in earnings for the years ended December 31, 2017, 2016 and 2015 (in thousands):
	2017	2016	2015
Amount of cumulative other than temporary impairment related to credit loss prior to January 1	$1,060	$1,060	$8,949
Reductions due to sales of investment securities for which an other than temporary impairment was previously recognized	—	—	(7,889)
Amount of cumulative other than temporary impairment related to credit loss as of December 31	$1,060	$1,060	$1,060

Changes in accumulated other comprehensive (loss) by component for the years ended December 31, 2017, 2016 and 2015 are shown in the table below. All amounts are net of tax (in thousands).
For the year ended December 31, 2017	Unrealized Holding (Losses) on Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(627)	$(162)	$(789)
Other comprehensive (loss) income before reclassifications	(372)	(246)	(618)
Amounts reclassified from accumulated other comprehensive income	—	255	255
Net current-period other comprehensive (loss) income	(372)	9	(363)
Ending balance	$(999)	$(153)	$(1,152)

For the year ended December 31, 2016	Unrealized Holding (Losses) on Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(440)	$(170)	$(610)
Other comprehensive (loss) income before reclassifications	(187)	8	(179)
Net current-period other comprehensive (loss) income	(187)	8	(179)
Ending balance	$(627)	$(162)	$(789)

For the year ended December 31, 2015	Unrealized Holding (Losses) on Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(6)	$(3,014)	$(3,020)
Other comprehensive (loss) income before reclassifications	(434)	21	(413)
Amounts reclassified from accumulated other comprehensive income	—	2,823	2,823
Net current-period other comprehensive (loss) income	(434)	2,844	2,410
Ending balance	$(440)	$(170)	$(610)

4.
LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of unearned income, consist of the following at year end (in thousands):
	December 31, 2017	December 31, 2016
Loans secured by real estate:
Commercial real estate – owner occupied	$401,847	$154,807
Commercial real estate – non-owner occupied	440,700	279,634
Secured by farmland	23,038	541
Construction and land development	197,972	91,067
Residential 1-4 family(1)	483,006	230,810
Multi-family residential	70,892	30,021
Home equity lines of credit(1)	152,829	29,203
Total real estate loans	1,770,284	816,083
Commercial loans	253,258	115,365
Consumer loans	39,374	856
Gross loans	2,062,916	932,304
Less deferred fees on loans	(588)	(1,889)
Loans, net of deferred fees	$2,062,328	$930,415

(1)
Includes $23.3 million and $28.2 million of loans as of December 31, 2017 and 2016, respectively, acquired in the GAB transaction covered under an FDIC loss-share agreement. The agreement covering single family loans expires in December 2019.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.
On June 23, 2017, in connection with the merger with EVBS, Southern National acquired loans held for sale with a fair value of  $19.7 million and loans held for investment with an unpaid principal balance of $1.05 billion and an estimated fair value of  $1.03 billion, which created a fair value adjustment of $13.6 million at acquisition. Accretion of  $2.8 million associated with these acquired loans held for investment was recognized in the twelve months ended December 31, 2017.

As part of the GAB acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of GAB’s assets. There were two agreements with the FDIC, one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.” Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. As of December 31, 2017, non-covered loans included $3.9 million of loans acquired in the GAB acquisition, $19.2 million of loans acquired in the HarVest acquisition, $36.3 million acquired in the Prince Georges Federal Savings Bank (“PGFSB”) acquisition, and $942.8 million acquired in the EVBS acquisition. Covered loans are now considered an immaterial part of our overall loan portfolio and have been blended together with our non-covered loans for presentation purposes.
Accretable discount on the acquired performing loans in the EVBS, GAB, HarVest, and PGFSB acquisitions totaled $17.5 million and $6.5 million at December 31, 2017 and 2016, respectively.
For the three acquisitions subsequent to the GAB acquisition noted above, management sold the majority of the PCI loans immediately after closing of the acquisition.
Impaired loans for the portfolio were as follows (in thousands):
December 31, 2017	Total Loans
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate – owner occupied	$767	$781	$—
Commercial real estate – non-owner occupied(2)	766	830	—
Construction and land development	9,969	9,984	—
Commercial loans	6,035	12,847	—
Residential 1-4 family(3)	3,160	3,430	—
Other consumer loans	—	—	—
Total	$20,697	$27,872	$—
With an allowance recorded:
Commercial real estate – owner occupied	$—	$—	$—
Commercial real estate – non-owner occupied(2)	—	—	—
Construction and land development	—	—	—
Commercial loans	—	—	—
Residential 1-4 family(3)	—	—	—
Other consumer loans	—	—	—
Total	$—	$—	$—
Grand total	$20,697	$27,872	$—

(1)
Recorded investment is after cumulative prior charge offs of  $6.8 million. These loans also have aggregate SBA guarantees of  $5.0 million.

(2)
Includes loans secured by farmland and multi-family residential loans.

(3)
Includes home equity lines of credit.

December 31, 2016	Total Loans
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate – owner occupied	$5,583	$5,592	$—
Commercial real estate – non-owner occupied(2)	—	—	—
Construction and land development	—	—	—
Commercial loans	3,002	3,603	—
Residential 1-4 family(3)	963	1,113	—
Other consumer loans	—	—	—
Total	$9,548	$10,308	$—
With an allowance recorded:
Commercial real estate – owner occupied	$688	$688	$150
Commercial real estate – non-owner occupied(2)	—	—	—
Construction and land development	—	—	—
Commercial loans	3,378	5,798	750
Residential 1-4 family(3)	—	—	—
Other consumer loans	—	—	—
Total	$4,066	$6,486	$900
Grand total	$13,614	$16,794	$900

(1)
Recorded investment is after cumulative prior charge offs of  $3.0 million. These loans also have aggregate SBA guarantees of  $2.2 million.

(2)
Includes loans secured by farmland and multi-family residential loans.

(3)
Includes home equity lines of credit.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the years ended December 31, 2017, 2016 and 2015 (in thousands):
	Total Loans
For the Year Ended December 31, 2017	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate – owner occupied	$875	$34
Commercial real estate – non-owner occupied(1)	890	56
Construction and land development	9,942	139
Commercial loans	12,655	485
Residential 1-4 family(2)	3,398	91
Other consumer loans	—	—
Total	$27,760	$805
With an allowance recorded:
Commercial real estate – owner occupied	$—	$—
Commercial real estate – non-owner occupied(1)	—	—
Construction and land development	—	—
Commercial loans	—	—
Residential 1-4 family(2)	—	—
Other consumer loans	—	—
Total	$—	$—
Grand total	$27,760	$805

(1)
Includes loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

For the Year Ended December 31, 2016	Total Loans
	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate – owner occupied	$6,454	$292
Commercial real estate – non-owner occupied(1)	103	3
Construction and land development	—	—
Commercial loans	2,888	54
Residential 1-4 family(2)	988	32
Other consumer loans	—	—
Total	$10,433	$381
With an allowance recorded:
Commercial real estate – owner occupied	$694	$31
Commercial real estate – non-owner occupied(1)	—	—
Construction and land development	—	—
Commercial loans	3,402	155
Residential 1-4 family(2)	—	—
Other consumer loans	—	—
Total	$4,096	$186
Grand total	$14,529	$567

(1)
Includes loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

For the Year Ended December 31, 2015	Total Loans
	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate – owner occupied	$7,156	$297
Commercial real estate – non-owner occupied(1)	822	11
Construction and land development	89	—
Commercial loans	3,428	—
Residential 1-4 family(2)	1,501	26
Other consumer loans	—	—
Total	$12,996	$334
With an allowance recorded:
Commercial real estate – owner occupied	$2,259	$42
Commercial real estate – non-owner occupied(1)	—	—
Construction and land development	93	—
Commercial loans	3,488	213
Residential 1-4 family(2)	416	—
Other consumer loans	—	—
Total	$6,256	$255
Grand total	$19,252	$589

(1)
Includes loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2017 and 2016 (in thousands):
December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More	Total Past Due	Nonaccrual Loans	Loans Not Past Due	Total Loans
Total loans:
Commercial real estate – owner occupied	$687	$—	$—	$687	$—	$401,160	$401,847
Commercial real estate – non-owner occupied(1)	138	50	—	188	—	534,442	534,630
Construction and land development	1,134	149	—	1,283	9,969	186,720	197,972
Commercial loans	496	—	—	496	5,664	247,098	253,258
Residential 1-4 family(2)	2,926	361	—	3,287	2,392	630,156	635,835
Other consumer loans	57	1	—	58	—	39,316	39,374
Total	$5,438	$561	$—	$5,999	$18,025	$2,038,892	$2,062,916

December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More	Total Past Due	Nonaccrual Loans	Loans Not Past Due	Total Loans
Total loans:
Commercial real estate – owner occupied	$—	$—	$—	$—	$637	$154,170	$154,807
Commercial real estate – non-owner occupied(1)	—	—	—	—	—	310,196	310,196
Construction and land development	—	—	—	—	—	91,067	91,067
Commercial loans	1,349	—	—	1,349	3,158	110,858	115,365
Residential 1-4 family(2)	1,232	95	—	1,327	850	257,836	260,013
Other consumer loans	—	—	—	—	—	856	856
Total	$2,581	$95	$—	$2,676	$4,645	$924,983	$932,304

(1)
Includes loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

Nonaccrual loans include SBA guaranteed amounts totaling $4.7 million and $2.2 million at December 31, 2017 and 2016, respectively.
Activity in the allowance for loan and lease losses by class of loan for the years ended December 31, 2017, 2016 and 2015 is summarized below (in thousands):
Year ended December 31, 2017	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied(1)	Construction and Land Development	Commercial Loans	1-4 Family Residential(2)	Other Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610
Charge offs	—	(100)	—	(8,250)	(369)	(110)	—	(8,829)
Recoveries	132	299	1	538	17	4	—	991
Provision	(347)	(362)	(61)	8,842	659	640	(746)	8,625
Ending balance	$690	$1,321	$692	$4,496	$1,586	$612	$—	$9,397
Year ended December 31, 2016
Allowance for loan losses:
Beginning balance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421
Charge offs	(799)	—	(449)	(3,370)	(22)	(322)	—	(4,962)
Recoveries	8	—	121	96	10	4	—	239
Provision	511	262	215	3,599	(117)	348	94	4,912
Ending balance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610
Year ended December 31, 2015
Allowance for loan losses:
Beginning balance	$855	$1,123	$1,644	$2,063	$1,339	$53	$337	$7,414
Adjustments(3)	—	—	—	—	(17)	—	—	(17)
Charge offs	(1,067)	—	—	(1,174)	(413)	(19)	—	(2,673)
Recoveries	18	18	139	91	259	1	—	526
Provision	1,379	81	(918)	2,061	240	13	315	3,171
Ending balance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421

(1)
Includes loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

(3)
Represents the portion of increased expected losses which is covered by the loss sharing agreement with the FDIC.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and 2016 (in thousands):
	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-owner Occupied(1)	Construction and Land Development	Commercial Loans	1-4 Family Residential(2)	Other Consumer Loans	Unallocated	Total
December 31, 2017
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	690	1,321	692	4,496	1,586	612	—	9,397
Total ending allowance	$690	$1,321	$692	$4,496	$1,586	$612	$—	$9,397
Loans:
Individually evaluated for impairment	$767	$766	$9,969	$6,035	$3,160	$—	$—	$20,697
Collectively evaluated for impairment	401,080	533,864	188,003	247,223	632,675	39,374	—	2,042,219
Total ending loan balances	$401,847	$534,630	$197,972	$253,258	$635,835	$39,374	$—	$2,062,916
December 31, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$—	$—	$750	$—	$—	$—	$900
Collectively evaluated for impairment	755	1,484	752	2,616	1,279	78	746	7,710
Total ending allowance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610
Loans:
Individually evaluated for impairment	$6,271	$—	$—	$6,380	$963	$—	$—	$13,614
Collectively evaluated for impairment	148,536	310,196	91,067	108,985	259,050	856	—	918,690
Total ending loan balances	$154,807	$310,196	$91,067	$115,365	$260,013	$856	$—	$932,304

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
During the years ending December 31, 2017 and 2016, there were no loans modified in TDRs. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of  $672 thousand, was current as of December 31, 2017.
Credit Quality Indicators
Through its system of internal controls, Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. Southern National had no loans classified Doubtful at December 31, 2017 or 2016.
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
As of December 31, 2017 and 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):
December 31, 2017	Total Loans
	Special Mention	Substandard(3)	Pass	Total
Commercial real estate – owner occupied	$4,178	$1,678	$395,991	$401,847
Commercial real estate – non-owner occupied(1)	5,705	830	528,095	534,630
Construction and land development	128	9,969	187,875	197,972
Commercial loans	5,936	6,035	241,287	253,258
Residential 1-4 family(2)	1,323	3,935	630,577	635,835
Other consumer loans	162	—	39,212	39,374
Total	$17,432	$22,447	$2,023,037	$2,062,916

December 31, 2016	Total Loans
	Special Mention	Substandard(3)	Pass	Total
Commercial real estate – owner occupied	$—	$6,271	$148,536	$154,807
Commercial real estate – non-owner occupied(1)	—	—	310,196	310,196
Construction and land development	—	—	91,067	91,067
Commercial loans	28	6,380	108,957	115,365
Residential 1-4 family(2)	—	963	259,050	260,013
Other consumer loans	—	—	856	856
Total	$28	$13,614	$918,662	$932,304

(1)
Includes loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

(3)
Includes SBA guarantees of  $5.0 million and $2.2 million as of December 31, 2017 and 2016, respectively.

The amount of foreclosed residential real estate property held at December 31, 2017 and 2016 was $3.3 million and $3.4 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $939 thousand and $1.8 million at December 31, 2017 and 2016, respectively.
Purchased Loans
The following table presents the carrying amount of purchased impaired and non-impaired loans from the EVBS acquisition as of December 31, 2017 (in thousands):
	December 31, 2017
	Purchased Impaired Loans	Purchased Non-impaired Loans	Total
Commercial real estate(1)	$5,788	$418,170	$423,958
Construction and land development	—	85,036	85,036
Commercial loans	3,598	112,693	116,291
Residential 1-4 family(2)	1,255	282,702	283,957
Other consumer loans	—	33,539	33,539
Total	$10,641	$932,140	$942,781

(1)
Includes owner occupied and non-owner occupied as well as loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the EVBS acquisition were as follows for the year ended December 31, 2017 (in thousands):
	December 31, 2017
	Purchased Impaired		Purchased Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Discount	Carrying Amount of Loans
Balance at beginning of period	$—	$—	$—	$—
Additions	398	11,329	14,783	1,020,653
Accretion	(83)	83	(2,669)	2,669
Adjustment-transfer to OREO	—	—	—	(43)
Payments received	—	(771)	—	(91,139)
Balance at end of the period	$315	$10,641	$12,114	$932,140

The following table presents the carrying amount of purchased impaired and non-impaired loans from the GAB acquisition as of December 31, 2017 and 2016 (in thousands):
	December 31, 2017			December 31, 2016
	Purchased Impaired Loans	Purchased Non-impaired Loans	Total	Purchased Impaired Loans	Purchased Non-impaired Loans	Total
Commercial real estate(1)	$1,050	$2,257	$3,307	$1,080	$3,630	$4,710
Construction and land development	—	—	—	—	—	—
Commercial loans	189	280	469	193	347	540
Residential 1-4 family(2)	—	23,339	23,339	—	28,180	28,180
Other consumer loans	—	67	67	—	14	14
Total	$1,239	$25,943	$27,182	$1,273	$32,171	$33,444

(1)
Includes owner occupied and non-owner occupied as well as loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

The FDIC indemnification on the GAB residential mortgages and home equity lines of credit expires in December 2019.
Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the GAB acquisition were as follows for the years ended December 31, 2017 and 2016 (in thousands):
	December 31, 2017				December 31, 2016
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of the period	$—	$1,273	$3,761	$32,171	$—	$1,444	$4,597	$38,758
Additions	—	—	—	—	—	—	—	—
Accretion	—	—	(886)	892	—	—	(1,085)	1,085
Reclassifications from nonaccretable balance	—	—	230	—	—	—	269	—
Adjustment-transfer to OREO	—	—	—	—	—	—	(20)	(169)
Payments received	—	(34)	—	(7,120)	—	(171)	—	(7,503)
Balance at end of the period	$—	$1,239	$3,105	$25,943	$—	$1,273	$3,761	$32,171

The following table presents the carrying amount of purchased impaired and non-impaired loans from the HarVest acquisition as of December 31, 2017 and 2016 (in thousands):
	December 31, 2017			December 31, 2016
	Purchased Impaired Loans	Purchased Non-impaired Loans	Total	Purchased Impaired Loans	Purchased Non-impaired Loans	Total
Commercial real estate(1)	$—	$9,162	$9,162	$258	$10,150	$10,408
Construction and land development	396	2,869	3,265	488	2,996	3,484
Commercial loans	—	1,688	1,688	—	2,062	2,062
Residential 1-4 family(2)	792	4,290	5,082	818	6,221	7,039
Other consumer loans	—	—	—	—	2	2
Total	$1,188	$18,009	$19,197	$1,564	$21,431	$22,995

(1)
Includes owner occupied and non-owner occupied as well as loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the HarVest acquisition were as follows for the years ended December 31, 2017 and 2016 (in thousands):
	December 31, 2017				December 31, 2016
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Discount	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Discount	Carrying Amount of Loans
Balance at beginning of the period	$—	$1,564	$662	$21,431	$—	$1,688	$858	$27,878
Additions	—	—	—	—	—	—	—	—
Accretion	—	—	(184)	184	—	—	(196)	139
Payments received	—	(376)	—	(3,606)	—	(124)	—	(6,586)
Balance at end of the period	$—	$1,188	$478	$18,009	$—	$1,564	$662	$21,431

The following table presents the carrying amount of purchased impaired and non-impaired loans from the PGFSB acquisition as of December 31, 2017 and 2016 (in thousands):
	December 31, 2017			December 31, 2016
	Purchased Impaired Loans	Purchased Non-impaired Loans	Total	Purchased Impaired Loans	Purchased Non-impaired Loans	Total
Commercial real estate(1)	$198	$1,997	$2,195	$225	$2,638	$2,863
Construction and land development	—	1,216	1,216	355	860	1,215
Commercial loans	—	39	39	—	116	116
Residential 1-4 family(2)	348	32,357	32,705	—	38,018	38,018
Other consumer loans	—	100	100	—	142	142
Total	$546	$35,709	$36,255	$580	$41,774	$42,354

(1)
Includes owner occupied and non-owner occupied as well as loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the PGFSB acquisition were as follows for the year ended December 31, 2017 and 2016 (in thousands):
	December 31, 2017				December 31, 2016
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Discount	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Discount	Carrying Amount of Loans
Balance at beginning of the period	$—	$580	$2,096	$41,774	$—	$703	$2,462	$51,263
Additions	—	—	—	—	—	—	—	—
Accretion	—	—	(333)	333	—	—	(366)	365
Payments received	—	(34)	—	(6,398)	—	(123)	—	(9,854)
Balance at end of the period	$—	$546	$1,763	$35,709	$—	$580	$2,096	$41,774

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
Assets Measured on a Recurring Basis:
Investment Securities Available for Sale
Where quoted prices are available in an active market, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of investment securities with similar characteristics, or discounted cash flow. Level 2 investment securities would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Currently, all of Southern National’s available for sale debt investment securities are considered to be Level 2 investment securities.
Assets measured at fair value on a recurring basis are summarized below:
		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale investment securities
Residential government-sponsored mortgage-backed securities	$30,864	$—	$30,864	$—
Obligations of states and political subdivisions	18,727	—	18,727	—
Corporate securities	2,015	—	2,015	—
Trust preferred securities	2,388	—	2,388	—
Residential government-sponsored collateralized mortgage obligations	50,766	—	50,766	—
Government-sponsored agency securities	3,226	—	3,226	—
Agency commercial mortgage-backed securities	27,898	—	27,898	—
SBA pool securities	24,789	—	24,789	—
	$160,673	$—	$160,673	$—

		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Available for sale investment securities
Obligations of states and political subdivisions	$2,259	$—	$2,259	$—
Trust preferred securities	1,659	—	1,659	—
	$3,918	$—	$3,918	$—

Assets and Liabilities Measured on a Non-recurring Basis:
Impaired Loans
Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at December 31, 2017 and 2016. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired totaled $20.7 million (including SBA guarantees of  $5.0 million) as of December 31, 2017 with $0 allocated allowance for loan losses compared to a carrying amount of  $13.6 million (including SBA guarantees of  $2.2 million) with an allocated allowance for loan losses totaling $900 thousand at December 31, 2016.
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
Other Real Estate Owned
OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5.0% to 7.6% of collateral valuation at December 31, 2017 and 2016. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At December 31, 2017 and 2016, the total amount of OREO was $7.6 million and $8.6 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:
		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate – owner occupied	$767	$—	$—	$767
Commercial real estate – non-owner occupied(1)	766	—	—	766
Construction and land development	9,969	—	—	9,969
Commercial loans	6,035	—	—	6,035
Residential 1-4 family(2)	3,160	—	—	3,160
Assets held for sale	1,927	—	—	1,927
Other real estate owned:
Commercial real estate – owner occupied	1,060	—	—	1,060
Construction and land development	3,229	—	—	3,229
Residential 1-4 family(2)	3,288	—	—	3,288
		Fair Value Measurements Using
(dollars in thousands)	Total at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate – owner occupied	$6,121	$—	$—	$6,121
Commercial loans	5,630	—	—	5,630
Residential 1-4 family(2)	963	—	—	963
Other real estate owned:
Commercial real estate – owner occupied	1,110	—	—	1,110
Commercial real estate – non-owner occupied(1)	237	—	—	237
Construction and land development	3,863	—	—	3,863
Residential 1-4 family(2)	3,407	—	—	3,407

(1)
Includes loans secured by farmland and multi-family residential loans.

(2)
Includes home equity lines of credit.

Fair Value of Financial Instruments
The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):
		December 31, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$25,463	$25,463	$47,392	$47,392
Securities available for sale	Level 2	160,673	160,673	3,918	3,918
Securities held to maturity	Level 2	98,912	97,597	85,300	83,344
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	26,775	n/a	7,929	n/a
Equity investment in mortgage affiliate	Level 3	4,723	4,723	4,629	4,629
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	2,555	2,555
Net loans	Level 3	2,052,931	2,058,779	921,805	935,258
Accrued interest receivable	Level 2 & Level 3	8,073	8,073	3,202	3,202
FDIC indemnification asset	Level 3	1,353	309	2,111	528
Financial liabilities:
Demand deposits	Level 1	649,067	649,067	124,779	124,779
Money market and savings accounts	Level 1	517,031	517,031	182,590	182,590
Certificates of deposit	Level 3	699,058	694,368	605,613	605,394
Securities sold under agreements to repurchase	Level 1	15,468	15,468	—	—
FHLB short term advances	Level 1	335,615	335,615	95,000	95,000
Junior subordinated debt	Level 2	9,534	12,043	—	—
Senior subordinated notes	Level 2	47,128	58,163	—	—
Accrued interest payable	Level 1 & Level 3	2,273	2,273	1,190	1,190
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

6.
BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2017 and 2016 were as follows (in thousands):
	2017	2016
Land	$8,133	$2,261
Land improvements	2,027	—
Building and improvements	33,928	5,842
Leasehold improvements	3,217	2,428
Furniture and equipment	20,022	4,332
Construction in progress	41	—
	67,368	14,863
Less accumulated depreciation and amortization	31,580	6,636
Bank premises and equipment, net	$35,788	$8,227

Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2017 are as follows (in thousands):
2018	$2,554
2019	2,208
2020	1,767
2021	1,102
2022	1,074
Thereafter	3,141
Total	$11,846

Some leases contain options to extend for periods of up to 6 years. Rental expense for 2017, 2016 and 2015 was $2.2 million, $2.0 million and $2.0 million, respectively.
7.
GOODWILL AND INTANGIBLE ASSETS

Goodwill
Southern National has recorded $100.6 million and $10.5 million of goodwill at December 31, 2017 and 2016, respectively. Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Goodwill is primarily related to the 2017 acquisition of EVBS, which increased goodwill by $90.1 million. Our annual assessment timing is during the third calendar quarter. For the 2017 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and that it was not necessary to perform the two-step test pursuant to ASC 350-20. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics. No impairment was indicated in 2017 or 2016.

Intangible Assets
Intangible assets were as follows at year end (in thousands):
	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$17,503	$(7,449)	$10,054
	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$7,477	$(6,603)	$874
Estimated amortization expense of intangibles for the years ended December 31 were as follows (in thousands):
2018	$1,471
2019	1,438
2020	1,377
2021	1,377
2022	1,337
Thereafter	3,203
Total	$10,203

8.
FDIC INDEMNIFICATION ASSET

The indemnification asset represents our estimate of future expected recoveries under the FDIC loss sharing arrangement for covered loans acquired in the GAB acquisition in 2009. The estimated fair value of the indemnification asset was $8.8 million at December 4, 2009, the date of acquisition. The following table presents changes in the indemnification asset for the periods indicated (in thousands):
	2017	2016
Balance as of January 1	$2,111	$2,922
Payments from FDIC	(46)	(18)
Amortization	(712)	(793)
Balance as of December 31	$1,353	$2,111

During 2017, and based on the actual historical losses on the loan pools over the previous 24-month period, expected losses on the acquired GAB loans (the covered loans) were lower than previously forecasted which results in a lower expected recovery from the FDIC. As of December 31, 2017, we expect to recover $309 thousand from the FDIC under the indemnification agreement. The difference between the carrying amount of  $1.4 million and the estimated recovery is being amortized over the remaining life of the indemnification agreement or the expected life of the loans, whichever is shorter.
There were two agreements with the FDIC, one for single family assets which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The current overstatement is due to improvements in the loss estimates in the single family covered loans.

9.   DEPOSITS
The aggregate amount of time deposits in denominations of  $250 thousand or more at December 31, 2017 and 2016 was $171.0 million and $147.6 million, respectively.
At December 31, 2017, the scheduled maturities of time deposits are as follows (in thousands):
2018	$402,078
2019	190,455
2020	49,378
2021	34,325
2022	22,822
Total	$699,058

The following table sets forth the maturities of certificates of deposit of  $250 thousand and over as of December 31, 2017 (in thousands):
Within 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
$26,041	$23,576	$28,589	$92,807	$171,013
As of December 31, 2017, we had brokered certificates of deposit in the amount of  $109.8 million and brokered money market deposits of  $17.0 million. At December 31, 2016, we had brokered certificates of deposit in the amount of  $66.5 million, and we had brokered money market deposits of  $14.2 million.
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
10.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS
Other short-term borrowings can consist of FHLB of Atlanta overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. During the second quarter of 2016, the Company discontinued offering repo accounts. However, repo accounts totaling $7.6 million were assumed on June 23, 2017 in the merger with EVBS. During the third quarter of 2017 the Company determined that it will continue to offer repo accounts, and the balance at December 31, 2017 was $15.5 million.
At December 31, 2017 and 2016, we have pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of  $24.2 million and $13.6 million, respectively, to customers who require collateral for overnight repurchase agreements and other deposits.

Other short-term borrowings consist of the following (in thousands):
	December 31,
	2017	2016	2015
FHLB overnight advances	$56,860	$50,000	$49,000
Other short-term FHLB advances maturing 6/27/2018	10,000	—	—
Other short-term FHLB advances maturing 6/20/2018	27,200	—	—
Other short-term FHLB advances maturing 6/14/2018	10,000	—	—
Other short-term FHLB advances maturing 6/13/2018	80,640	—	—
Other short-term FHLB advances maturing 6/12/2018	10,000	—	—
Other short-term FHLB advances maturing 3/28/2018	30,000	—	—
Other short-term FHLB advances maturing 3/14/2018	80,640	—	—
Other short-term FHLB advances maturing 3/13/2018	30,275	—	—
Other short-term FHLB advances maturing 3/27/2017	—	10,000	—
Other short-term FHLB advances maturing 5/4/2017	—	10,000	—
Other short-term FHLB advances maturing 6/5/2017	—	10,000	—
Other short-term FHLB advances maturing 6/19/2017	—	5,000	—
Other short-term FHLB advances maturing 12/15/2017	—	10,000	—
Other short-term FHLB advances maturing 11/4/2016	—	—	10,000
Securities sold under agreements to repurchase	15,468	—	10,381
Total	$351,083	$95,000	$69,381
Weighted average interest rate at year end	1.50%	0.86%	0.51%
For the periods ended December 31, 2017, 2016 and 2015:
Average outstanding balance	$177,983	$66,864	$34,673
Average interest rate during the year	1.24%	0.74%	0.76%
Maximum month-end outstanding balance	$351,083	$95,000	$69,381
Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. Residential 1-4 family mortgage loans in the amount of approximately $323.3 million and $128.9 million were pledged as collateral for FHLB advances as of December 31, 2017 and 2016, respectively. Home equity lines of credit (“HELOCs”) in the amount of approximately $82.0 million and $17.5 million were pledged as collateral for FHLB advances at December 31, 2017 and 2016, respectively. Commercial mortgage loans in the amount of approximately $124.4 million and $172.6 million were pledged as collateral for FHLB advances as of December 31, 2017 and 2016, respectively. Investment securities in the amount of  $26.0 million and $46.7 million were pledged as collateral for FHLB advances at December 31, 2017 and 2016, respectively. At December 31, 2017, Sonabank had available collateral to borrow an additional $314.2 million from the FHLB.

11.   JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES
In connection with our merger with EVBS, the Company assumed $10.3 million (fair value adjustment of  $801 thousand) of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2017 and 2016, the interest rate was 4.55% and 3.94%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning on September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.
The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At December 31, 2017, all of the trust preferred securities qualified as Tier 1 capital.
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
On January 20, 2017, Southern National completed the sale of  $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At December 31, 2017, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At December 31, 2017, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $854 thousand.
Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million (fair value adjustment of  $1.9 million) in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. The EVBS Senior Subordinated Notes bear interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the EVBS Senior Subordinated Notes will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the EVBS Senior Subordinated Notes as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At December 31, 2017 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

12.
INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Net deferred tax assets at December 31, 2017 and 2016 consist primarily of the following: (in thousands):
	2017	2016
Deferred tax assets:
Allowance for loan losses	$2,100	$2,997
Organization costs	78	72
Unearned loan fees and other	987	656
Other real estate owned write-downs	794	945
Other than temporary impairment charge	235	369
Net unrealized loss on investment securities available for sale	367	406
Purchase accounting	3,411	934
Federal net operating loss carryforward	4,845	—
Federal AMT credit carryforward	1,137	—
Federal low income housing credit carryforward	2,386	—
Deferred compensation	1,114	878
Other	712	871
Total deferred tax assets	18,166	8,128
Deferred tax liabilities:
FDIC indemnification asset	300	735
Depreciation	963	613
Total deferred tax liabilities	1,263	1,348
Net deferred tax assets	$16,903	$6,780

No valuation allowance was deemed necessary on deferred tax assets in 2017 or 2016. Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that Southern National will generate the necessary taxable income in future periods.
We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2017, 2016 or 2015. Southern National and its subsidiaries file a consolidated U.S. federal income tax return, and Southern National files a Virginia state income tax return. Sonabank files a Maryland state income tax return. These returns are subject to examination by taxing authorities for all years after 2013.
The provision for income taxes consists of the following for the years ended December 31, 2017, 2016 and 2015 (in thousands):
	2017	2016	2015
Current tax expense
Federal	$3,145	$4,781	$2,367
State	316	285	168
Total current tax expense	3,461	5,066	2,535
Deferred tax benefit
Federal	10,234	28	2,123
State	(548)	1	9
Total deferred tax expense	9,686	29	2,132
Total income tax expense	$13,147	$5,095	$4,667

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 34% to pretax income for the years ended December 31, 2017, 2016 and 2015 due to the following (in thousands):
	2017	2016	2015
Computed expected tax expense at statutory rate	$5,294	$5,238	$4,745
Reduction in tax expense resulting from:
Income from bank-owned life insurance	(316)	(238)	(216)
Other, net	234	95	138
Transaction costs	724	—	—
Provisional tax adjustment related to reduction in U.S. federal statutory income tax rate	7,211	—	—
Income tax expense	$13,147	$5,095	$4,667

Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, which is more fully discussed below, we recognized additional income tax expense totaling $7.2 million as reported in the rate change line item in the table above.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us.
As a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, we remeasured our deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. Notwithstanding the foregoing, we are still analyzing certain aspects of the new law and refining our calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. Nonetheless, we recognized a provisional net tax expense related to the remeasurement of our deferred tax assets and liabilities totaling $7.2 million in the fourth quarter of 2017.
13.
EMPLOYEE BENEFITS

Southern National has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by Southern National. Expense for 2017, 2016 and 2015 was $433 thousand, $132 thousand and $108 thousand, respectively.
A deferred compensation plan that covers two executive officers was established in 2007. Under the plan, the Bank pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest over 10 years, beginning with the individual’s retirement. A liability is accrued for the obligation under these plans.
In connection with our merger with EVBS, Southern National assumed the EVBS Supplemental Executive Retirement Plan, which had two participants. The normal retirement benefits for both participants became fully vested as a result of the merger. The completion of the merger, however, did not accelerate the time of payment under the EVBS Supplemental Executive Retirement Plan. For one participant, benefits are to be paid in equal monthly installments over a 15-year period. There is no pre-retirement benefit, but a beneficiary can be named to receive the remaining payments for the 15-year period after benefits have commenced. For the other participant, benefits are to be paid in equal monthly installments over a 200-month period. There is no pre-retirement benefit, but a beneficiary can be named to receive the remaining payments for the 200-month period after benefits have commenced.
The expense incurred for the deferred compensation plans in 2017, 2016 and 2015 was $415 thousand, $495 thousand and $403 thousand, respectively. The deferred compensation plan liability was $5.0 million and $2.5 million as of December 31, 2017 and 2016, respectively.
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
Southern National granted no regular options during 2017, but did issue 22,559 options under the 2017 Plan in connection with the merger with EVBS which options were previously outstanding under the EVBS 2003 Stock Incentive Plan. Immediately prior to the effective time of the merger, each option to purchase shares of EVBS common stock granted under an EVBS stock plan vested and was converted into and became an option to purchase shares of common stock of SNBV (each, an “Assumed Option”), which was adjusted (i) by multiplying the number of shares of common stock that could be purchased under the Assumed Option by the 0.6313 exchange ratio and rounding down to the nearest share and (ii) by dividing the per share exercise price of the option by the 0.6313 exchange ratio and rounding up to the nearest cent. SNBV assumed each Assumed Option in accordance with the terms of the EVBS stock plan and award agreement by which it is evidenced.
Southern National granted 136,000 options during 2016. The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model. The following weighted-average assumptions were used to value options granted in the years indicated:
	2016	2015
Expected life	10 years	10 years
Expected volatility	14.16%	14.71%
Risk-free interest rate	1.62%	2.26%
Weighted average fair value per option granted	$0.63	$0.51
Dividend yield	4.44%	5.51%

A summary of the activity in the stock option plan for 2017 follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of period	782,200	$9.56
Granted	—	—
Options issued in connection with EVBS merger	22,559	24.54
Forfeited	(27,042)	21.44
Exercised	(62,750)	8.84
Options outstanding, end of period	714,967	$9.83	5.6	$4,553
Exercisable at end of period	379,557	$8.74	4.1	$3,099
Stock-based compensation expense associated with stock options was $237 thousand, $260 thousand and $331 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, unrecognized compensation expense associated with stock options was $214 thousand, which is expected to be recognized over a weighted average period of 2.0 years.
In the third quarter of 2017, 2,800 shares of restricted stock with a price of  $15.78 were granted to certain officers of Southern National under the 2017 Plan and are subject to time vesting in two equal annual installments on July 31, 2018 and 2019, respectively. These shares are included in the total shares issued and outstanding at December 31, 2017. Restricted stock compensation expense totaled $14 thousand for the year ended December 31, 2017 and total unrecognized restricted stock compensation expense totaled $30 thousand at December 31, 2017 and will be amortized over the remaining vesting time period.
15.
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts sold by EVBS premerger. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $15.2 million and $6.4 million as of December 31, 2017 and 2016, respectively.
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
At December 31, 2017 and 2016, we had unfunded lines of credit and undisbursed construction loan funds totaling $361.7 million and $135.8 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.
Premerger, EVBS sold its credit card portfolio. With that sale, EVBS guaranteed the credit card accounts of certain customers to the bank that issues the cards. In connection with the merger with EVBS, Southern National now is the guarantor. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty and are not considered significant as of December 31, 2017.

16.
EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2017, 2016 and 2015 (dollars in thousands, except per share data):
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the year ended December 31, 2017
Basic EPS	$2,425	18,391	$0.13
Effect of dilutive stock options and warrants	—	281	—
Diluted EPS	$2,425	18,672	$0.13
For the year ended December 31, 2016
Basic EPS	$10,312	12,252	$0.84
Effect of dilutive stock options and warrants	—	175	—
Diluted EPS	$10,312	12,427	$0.83
For the year ended December 31, 2015
Basic EPS	$9,289	12,224	$0.76
Effect of dilutive stock options and warrants	—	106	—
Diluted EPS	$9,289	12,330	$0.75

There were 434,385 anti-dilutive options during 2017. All unexercised warrants expired in 2017. There were 678,721 anti-dilutive options and warrants during 2016, and there were 643,164 anti-dilutive options and warrants during 2015.
17.
REGULATORY MATTERS

Southern National and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.
Quantitative measures established by regulation to ensure capital adequacy require Southern National to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2017, that Southern National meets all capital adequacy requirements to which it is subject.

The capital amounts and ratios for Southern National and Sonabank at year end are presented in the following table (in thousands):
	Actual		Required For Capital Adequacy Purposes(1)		To Be Categorized as Well Capitalized(2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Southern National
Common equity tier 1 capital ratio	$211,399	10.53%	$90,300	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	220,430	10.98%	120,399	6.00%	n/a	n/a
Total risk-based capital ratio	276,827	13.80%	160,533	8.00%	n/a	n/a
Leverage ratio	220,430	8.82%	100,022	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$256,615	12.79%	$90,282	4.50%	$130,407	6.50%
Tier 1 risk-based capital ratio	256,615	12.79%	120,375	6.00%	160,500	8.00%
Total risk-based capital ratio	266,012	13.26%	160,500	8.00%	200,626	10.00%
Leverage ratio	256,615	10.26%	100,040	4.00%	125,051	5.00%
December 31, 2016
Southern National
Common equity tier 1 capital ratio	$116,076	12.69%	$41,171	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	116,076	12.69%	54,894	6.00%	n/a	n/a
Total risk-based capital ratio	124,686	13.63%	73,193	8.00%	n/a	n/a
Leverage ratio	116,076	10.56%	43,965	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$114,779	12.55%	$41,151	4.50%	$59,440	6.50%
Tier 1 risk-based capital ratio	114,779	12.55%	54,868	6.00%	73,157	8.00%
Total risk-based capital ratio	123,389	13.49%	73,157	8.00%	91,447	10.00%
Leverage ratio	114,779	10.45%	43,947	4.00%	54,934	5.00%

(1)
When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and will increase each subsequent January 1, until it reaches 2.5% on January 1, 2019.

(2)
PCA provisions are not applicable at the bank holding company level.

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

18.
PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Southern National Bancorp of Virginia, Inc. follows (in thousands):
CONDENSED BALANCE SHEETS
DECEMBER 31,
	2017	2016
ASSETS
Cash	$4,535	$856
Investment in subsidiaries	369,266	125,047
Other assets	6,405	441
Total assets	$380,206	$126,344
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Junior subordinated debt	$9,534	$—
Senior subordinated notes	47,128	—
Other liabilities	772	—
Total liabilities	57,434	—
Stockholders’ equity:
Common stock	239	123
Additional paid in capital	304,932	104,884
Retained earnings	18,753	22,126
Accumulated other comprehensive loss	(1,152)	(789)
Total stockholders’ equity	322,772	126,344
Total liabilities and stockholders’ equity	$380,206	$126,344

CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,
	2017	2016	2015
Income:
Cash dividends received from subsidiary	$4,900	$3,600	$6,300
Interest on deposit with subsidiary	3	—	—
Total income	4,903	3,600	6,300
Expenses:
Interest on junior subordinated debt	253	—	—
Interest on senior subordinated notes	2,194	—	—
Merger expenses	2,812	—	—
Other operating expenses	478	153	204
Total expenses	5,737	153	204
(Loss) income before income tax benefit and equity in undistributed net income of subsidiary	(834)	3,447	6,096
Income tax benefit	(1,196)	(52)	(69)
Equity in undistributed net income of subsidiary	2,063	6,813	3,124
Net income	$2,425	$10,312	$9,289

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
	2017	2016	2015
Operating activities:
Net income	$2,425	$10,312	$9,289
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Equity in undistributed net income of subsidiary	(6,963)	(10,413)	(9,424)
Other, net	4,046	219	262
Net cash and cash equivalents (used in) provided by operating activities	(492)	118	127
Investing activities:
Increase in investment in subsidiary	(22,000)	—	—
Dividend from subsidiary	4,900	3,600	6,300
Acquisition of Eastern Virginia Bankshares, Inc.	(10)	—	—
Net cash and cash equivalents (used in) provided by investing activities	(17,110)	3,600	6,300
Financing activities:
Issuance of subordinated notes, net of cost	26,075	—	—
Issuance of common stock	1,004	236	707
Repurchase of common stock	—	—	(721)
Cash dividends paid on common stock	(5,798)	(3,921)	(6,359)
Net cash and cash equivalents provided by (used in) financing activities	21,281	(3,685)	(6,373)
Increase in cash and cash equivalents	3,679	33	54
Cash and cash equivalents at beginning of period	856	823	769
Cash and cash equivalents at end of period	$4,535	$856	$823

19.
ACCUMULATED OTHER COMPREHENSIVE (LOSS)

The following is a summary of the accumulated other comprehensive (loss) balances, net of tax (in thousands):
	Balance at December 31, 2016	Current Period Change	Balance at December 31, 2017
Unrealized (loss) on investment securities available for sale	$(627)	$(372)	$(999)
Unrecognized gain on investment securities held to maturity for which other than temporary impairment charges have been taken	311	—	311
Unrealized (loss) on investment securities available for sale transferred to held to maturity	(473)	9	(464)
Total	$(789)	$(363)	$(1,152)

20.
RELATED PARTY TRANSACTIONS

Sonabank has entered into loan transactions with STM in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk.
The following table summarizes the changes in the loan amount outstanding with STM during the periods indicated (in thousands):
	2017	2016
Balance at January 1	$8,126	$10,438
Principal advances	238,503	149,725
Acquired from EVBS	13,044	—
Principal paid	(233,906)	(152,037)
Balance at December 31	$25,767	$8,126

Sonabank has established with STM underwriting guidelines under which it will purchase residential construction only, construction loans that convert to permanent, and permanent loans primarily in its Virginia and Maryland footprint from STM. These will be largely loans that do not conform to FNMA or FHLMC standards because of size or acreage. We purchased loans in an aggregate amount of $102.1 million during 2017, and $77.4 million during 2016 from STM.
During the year, officers, directors, principal shareholders, and their affiliates (related parties) were customers of and had transactions with the Company in the ordinary course of business. In management’s opinion, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to non-related customers and did not involve more than the normal risk of collectability or present other unfavorable features.
Loan activity to related parties is as follows (in thousands):
2017
Balance at January 1	$—
Acquired from EVBS	7,871
Principal advances	2,498
Principal paid	(1,020)
Balance at December 31	$9,349

Sonabank has also entered into deposit transactions with its related parties including STM, all of which are under the same terms as other customers. The aggregate amount of these deposit accounts were $15.6 million and $5.9 million as of December 31, 2017 and 2016, respectively.

21.
QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Income (Loss) Before Taxes	Net Income (Loss)	Earnings (Loss) Per Share
					Basic	Diluted
	(dollars in thousands, except per share amounts)
2017
First quarter	$12,545	$9,891	$3,221	$2,054	$0.17	$0.16
Second quarter	14,249	11,205	(3,804)	(2,842)	(0.21)	(0.21)
Third quarter	28,811	23,850	6,463	4,374	0.18	0.18
Fourth quarter	27,965	22,971	9,692	(1,161)	(0.05)	(0.05)
2016
First quarter	$11,673	$9,712	$3,555	$2,566	$0.21	$0.21
Second quarter	12,291	10,174	4,182	2,789	0.23	0.23
Third quarter	12,619	10,373	4,140	2,765	0.23	0.22
Fourth quarter	12,364	10,055	3,530	2,192	0.18	0.18
22.
LOW INCOME HOUSING TAX CREDITS

The merger with EVBS on June 23, 2017 included investments in four separate housing equity funds that remain outstanding at December 31, 2017. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were carried at $1.9 million and $0 at December 31, 2017 and 2016, respectively. These investments and related tax benefits have expected terms through 2033, with the majority maturing by 2027. Tax credits and other tax benefits recognized related to these investments during the years ended December 31, 2017 and 2016 were $227 thousand and $0, respectively. Total projected tax credits to be received for 2017 are $154 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $949 thousand and $0 at December 31, 2017 and 2016, respectively, and are included in other liabilities on the consolidated balance sheets.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure,

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
(b) Management’s Report on Internal Control Over Financial Reporting.   Management of Southern National is responsible for establishing and maintaining adequate internal control over financial reporting for Southern National. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Southern National conducted an evaluation of the effectiveness of our internal control over Southern National’s financial reporting as of December 31, 2017 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2017.
As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2017 has excluded the operations of former EVBS, which merged with and into Southern National on June 23, 2017. The operations of the former EVBS constituted 41.7% of consolidated revenue (total net interest income and total noninterest income) for the year ended December 31, 2017, and 46.6% of consolidated total assets as of December 31, 2017.
Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in “Part II - Item 8. Financial Statements and Supplementary Data” of this Report.
(c) Changes in Internal Control over Financial Reporting.   As a result of the acquisition of EVBS, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the second half of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Such changes related to this acquisition included implementing new procedures, including procedures to integrate existing systems, and changes to our accounting and reporting professionals to reflect their new responsibilities with the compliance process. We are continuing to evaluate and augment our existing controls to appropriately manage the risks inherent in an acquisition of this magnitude and complexity.
Item 9B.
Other Information

None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance —  Committees of the Board of Directors — Audit Committee,” “Corporate Governance — Director Nominations Process” and “Corporate Governance — Code of Ethics” in Southern National’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2017 pursuant to Regulation 14A under the Exchange Act (the “2018 Proxy Statement”), is incorporated herein by reference in response to this item.
Item 11.
Executive Compensation

The information under the captions “Executive Compensation and Other Matters,” “Director Compensation” and “Compensation Committee Report on Executive Compensation” in the 2018 Proxy Statement is incorporated herein by reference in response to this item.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders” in the 2018 Proxy Statement is incorporated herein by reference in response to this item.
The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.
Item 13.
Certain Relationships, Related Transactions and Director Independence

The information under the captions “Corporate Governance — Director Independence” and “Certain Relationships and Related Party Transactions” in the 2018 Proxy Statement is incorporated herein by reference in response to this item.
Item 14.
Principal Accounting Fees and Services

The information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2018 Proxy Statement is incorporated herein by reference in response to this item.

PART IV
Item 15.
Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:
(a)(1)
Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2017 and 2016
Consolidated Statements of Income and Comprehensive Income — Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows — Years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
(a)(2)
Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)
Exhibits

The following are filed or furnished, as noted below, as part of this Annual Report on Form 10-K and this list includes the Exhibit Index.
Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of December 13, 2016, by and among Southern National Bancorp of Virginia, Inc. and Eastern Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Southern National’s Current Report on Form 8-K filed on December 14, 2016)
2.2	Amendment to Agreement and Plan of Merger, dated as of March 8, 2017, by and between Southern National Bancorp of Virginia, Inc. and Eastern Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Southern National’s Current Report on Form 8-K filed on March 9, 2017)
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of April 5, 2017, by and between Southern National Bancorp of Virginia, Inc. and Eastern Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Southern National’s Current Report on Form 8-K filed on April 5, 2017)
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
3.2	Certificate of Amendment to the Articles of Incorporation dated January 31, 2005 (incorporated herein by reference to Exhibit 3.2 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
3.3	Certificate of Amendment to the Articles of Incorporation dated April 13, 2006 (incorporated herein by reference to Exhibit 3.3 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Southern National’s Annual Report on Form 10-K for the year ended December 31, 2006)
3.5	Amendment No. 1 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Southern National’s Current Report on Form 8-K filed on October 14, 2009)
3.6	Amendment No. 2 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Southern National’s Current Report on Form 8-K filed on April 5, 2017)
4.1	Specimen Stock Certificate of Southern National (incorporated herein by reference to Exhibit 4.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
4.2	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.2 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
4.3	Form of Amendment to Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
4.4	Form of 5.875% Fixed-to-Floating Rate Subordinated Notes due January 31, 2027 (incorporated herein by reference to Exhibit 10.1 to Southern National’s Current Report on Form 8-K filed on January 24, 2017)
10.1	Form of Affiliate Agreement, dated as of December 13, 2016, between Southern National Bancorp of Virginia, Inc., Eastern Virginia Bankshares, Inc. and certain shareholders of Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 99.1 to Southern National’s Current Report on Form 8-K filed on December 14, 2016)
10.2	Form of Affiliate Agreement, dated as of December 13, 2016, between Southern National Bancorp of Virginia, Inc., Eastern Virginia Bankshares, Inc. and certain shareholders of Eastern Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 99.2 to Southern National’s Current Report on Form 8-K filed on December 14, 2016)

Exhibit No.	Description
10.3	Form of Voting and Election of Consideration, dated as of December 13, 2016, by and among Southern National Bancorp of Virginia, Inc., Eastern Virginia Bankshares, Inc. and certain shareholders of Eastern Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 99.3 to Southern National’s Current Report on Form 8-K filed on December 14, 2016)
10.4	Southern National Bancorp of Virginia, Inc. 2004 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
10.5	Form of Change in Control Agreement with Georgia S. Derrico and R. Roderick Porter (incorporated herein by reference to Exhibit 10.2 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285))
10.6	Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))
10.7	Supplemental Executive Retirement Plan for Georgia Derrico (incorporated herein by reference to Exhibit 10.4 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))
10.8	Supplemental Executive Retirement Plan for Rod Porter (incorporated herein by reference to Exhibit 10.5 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))
10.9	Southern National Bancorp of Virginia, Inc. 2010 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Southern National’s Registration Statement on Form S-8 (Registration No. 333-166511))
10.10	Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to Southern National’s Registration Statement on Form S-8 (Registration No. 333-166511))
10.11	Termination Agreement between Southern National Bancorp of Virginia, Inc., Sonabank and Georgia S. Derrico, dated as of June 23, 2017 (incorporated herein by reference to Exhibit 10.1 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)
10.12	Termination Agreement between Southern National Bancorp of Virginia, Inc., Sonabank and R. Roderick Porter, dated as of June 23, 2017 (incorporated herein by reference to Exhibit 10.2 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)
10.13	Termination Agreement between Southern National Bancorp of Virginia, Inc., Sonabank and Thomas P. Baker, dated as of June 23, 2017 (incorporated herein by reference to Exhibit 10.3 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)
10.14	Employment Agreement, dated as of June 23, 2017, by and between Georgia S. Derrico and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.4 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)
10.15	Employment Agreement, dated as of June 23, 2017, by and between R. Roderick Porter and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.5 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)
10.16	Employment Agreement, dated as of June 23, 2017, by and between Thomas P. Baker and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.6 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)
10.17	Employment Agreement, dated as of June 23, 2017, by and between Joe A. Shearin, Southern National Bancorp of Virginia, Inc. and Sonabank (incorporated herein by reference to Exhibit 10.7 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)
10.18	Employment Agreement, dated as of June 23, 2017, by and between J. Adam Sothen, Southern National Bancorp of Virginia, Inc. and Sonabank (incorporated herein by reference to Exhibit 10.8 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)

Exhibit No.	Description
10.19	Southern National Bancorp of Virginia, Inc. Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.9 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)
10.20	Southern National Bancorp of Virginia, Inc. Executive Severance Plan (incorporated herein by reference to Exhibit 10.10 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)
10.21	Form of Subordinated Note Purchase Agreement, dated January 20, 2017 (incorporated herein by reference to Exhibit 10.1 to Southern National’s Current Report on Form 8-K filed on January 24, 2017)
11.0	Statement re: Computation of Per Share Earnings (incorporated by reference to Note 15 of the notes to consolidated financial statements included in this Annual Report on Form 10-K)
21.0*	Subsidiaries of the Registrant
23.1*	Consent of Dixon Hughes Goodman LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Southern National Bancorp of Virginia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+
Management contract or compensatory plan or arrangement

*
Filed herewith

**
Furnished herewith

Item 16.
Form 10-K Summary

None.

Southern National Bancorp of Virginia, Inc. will furnish, upon written request, a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:
J. Adam Sothen, Executive Vice President and Chief Financial Officer
Southern National Bancorp of Virginia, Inc.
10900 Nuckols Road, Suite 325
Glen Allen, Virginia 23060

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Southern National Bancorp of Virginia, Inc.
By:	/s/ Joe A. Shearin Joe A. Shearin President and Chief Executive Officer (Principal Executive Officer)	Date: March 16, 2018
By:	/s/ J. Adam Sothen J. Adam Sothen Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 16, 2018
Signature	Title
/s/ Georgia S. Derrico Georgia S. Derrico	Executive Chairman
/s/ R. Roderick Porter R. Roderick Porter	Executive Vice Chairman
/s/ Joe A. Shearin Joe A. Shearin	President and Chief Executive Officer, Director
/s/ John F. Biagas John F. Biagas	Director
/s/ Neil J. Call Neil J. Call	Director
/s/ Robert Y. Clagett Robert Y. Clagett	Director
/s/ W. Rand Cook W. Rand Cook	Director
/s/ F. L. Garrett, III F. L. Garrett, III	Director
/s/ W. Bruce Jennings W. Bruce Jennings	Director

Signature	Title
/s/ Eric A. Johnson Eric A. Johnson	Director
/s/ Charles A. Kabbash Charles A. Kabbash	Director