Form 10-Q
period 2018-03-31
Southern National Bancorp of Virginia Inc
filed 2018-05-10
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

YES ☒       NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company.” in Rule 12b–2 of the Exchange Act:

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

Yes ☐ No ☒

As of May 2, 2018, there were 23,916,453 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

March 31, 2018

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$6,602	$7,937
Interest-bearing deposits in other financial institutions	18,293	15,815
Federal funds sold	3,730	1,711
Total cash and cash equivalents	28,625	25,463

Securities available for sale, at fair value	155,027	160,673

Securities held to maturity, at amortized cost (fair value of $94,590 and $97,597, respectively)	97,582	98,912

Total loans	2,106,743	2,062,328
Less allowance for loan losses	(10,755)	(9,397)
Net loans	2,095,988	2,052,931

Stock in Federal Reserve Bank and Federal Home Loan Bank	26,801	26,775
Equity investment in mortgage affiliate	4,406	4,723
Preferred investment in mortgage affiliate	3,305	3,305
Bank premises and equipment, net	34,434	35,788
Goodwill	100,384	100,606
Core deposit intangibles, net	9,693	10,054
FDIC indemnification asset	1,180	1,353
Bank-owned life insurance	51,097	50,790
Other real estate owned	7,325	7,577
Deferred tax assets, net	17,296	16,903
Other assets	17,292	18,399

Total assets	$2,650,435	$2,614,252

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing demand deposits	$336,067	$319,189
Interest-bearing deposits:
NOW accounts	334,667	329,878
Money market accounts	333,744	355,084
Savings accounts	165,089	161,947
Time deposits	725,102	699,058
Total interest-bearing deposits	1,558,602	1,545,967
Total deposits	1,894,669	1,865,156

Securities sold under agreements to repurchase - short term	15,778	15,468
Federal Home Loan Bank (FHLB) advances - short term	334,615	335,615
Junior subordinated debt - long term	9,547	9,534
Senior subordinated notes - long term	47,118	47,128
Other liabilities	20,643	18,579
Total liabilities	2,322,370	2,291,480

Commitments and contingencies (See Note 6)	-	-

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value. Authorized 45,000,000 shares; 23,987,653 and 23,936,453 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	240	239
Additional paid in capital	305,360	304,932
Retained earnings	25,324	18,753
Accumulated other comprehensive loss	(2,859)	(1,152)
Total stockholders' equity	328,065	322,772

Total liabilities and stockholders' equity	$2,650,435	$2,614,252

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Interest and dividend income:
Interest and fees on loans	$25,905	$11,761
Interest and dividends on taxable securities	1,482	538
Interest and dividends on tax exempt securities	159	84
Interest and dividends on other earning assets	467	162
Interest on federal funds sold	7	-
Total interest and dividend income	28,020	12,545

Interest expense:
Interest on deposits	3,270	2,160
Interest on repurchase agreements	22	-
Interest on junior subordinated debt	128	-
Interest on senior subordinated notes	711	329
Interest on other borrowings	1,389	165
Total interest expense	5,520	2,654

Net interest income	22,500	9,891

Provision for loan losses	1,600	550
Net interest income after provision for loan losses	20,900	9,341

Noninterest income (loss):
Account maintenance and deposit service fees	1,408	213
Income from bank-owned life insurance	307	163
Equity loss from mortgage affiliate	(317)	(479)
Other	1,681	36
Total noninterest income (loss)	3,079	(67)

Noninterest expenses:
Salaries and benefits	6,772	2,898
Occupancy expenses	1,650	791
Furniture and equipment expenses	797	247
Amortization of core deposit intangible	362	49
Virginia franchise tax expense	364	111
FDIC assessment	335	137
Data processing expense	466	208
Telephone and communication expense	594	162
Amortization of FDIC indemnification asset	173	191
Net loss on other real estate owned	200	53
Merger expenses	-	323
Other operating expenses	1,906	883
Total noninterest expenses	13,619	6,053
Income before income taxes	10,360	3,221
Income tax expense	2,101	1,167
Net income	$8,259	$2,054

Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities	$(1,876)	$322
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	4	3
Net unrealized (loss) gain	(1,872)	325
Tax effect	394	(110)
Other comprehensive (loss) income	(1,478)	215
Comprehensive income	6,781	2,269

Earnings per share, basic	$0.34	$0.17
Earnings per share, diluted	$0.34	$0.16

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comphrensive
	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2017	$239	$304,932	$18,753	$(1,152)	$322,772
Comprehensive income:
Net income	-	-	8,259	-	8,259
Changes in other comprehensive loss on Investment securities (net of tax, $394, and accretion of $3)	-	-	-	(1,478)	(1,478)
Dividends on common stock ($0.08 per share)	-	-	(1,917)	-	(1,917)
Issuance of common stock under Stock Incentive Plan (51,200 shares, net)	1	353	-	-	354
Reclassification adjustment from accumulated other comprehensive income to retained earnings	-	-	229	(229)	-
Stock-based compensation expense	-	75	-	-	75
Balance - March 31, 2018	$240	$305,360	$25,324	$(2,859)	$328,065

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(dollars in thousands) (Unaudited)

	2018	2017

Operating activities:
Net income	$8,259	$2,054
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	841	179
Amortization of core deposit intangible	362	49
Other amortization, net	677	54
Accretion of loan discount	(1,212)	(349)
Amortization of FDIC indemnification asset	173	191
Provision for loan losses	1,600	550
Earnings on bank-owned life insurance	(307)	(163)
Equity loss on mortgage affiliate	317	479
Stock-based compensation expense	75	60
Net loss on other real estate owned	200	53
Net decrease in other assets	1,353	720
Net increase in other liabilities	2,064	2,636
Net cash and cash equivalents provided by operating activities	14,402	6,513
Investing activities:
Purchases of held to maturity investment securities	-	(9,950)
Proceeds from paydowns, maturities and calls of available for sale investment securities	3,414	-
Proceeds from paydowns, maturities and calls of held to maturity investment securities	1,190	6,204
Loan originations and payments, net	(43,445)	(43,940)
Net increase in stock in Federal Reserve Bank and Federal Home Loan Bank	(26)	(988)
Improvements on OREO	52	-
Proceeds from sales of other real estate owned	-	298
Proceeds from sales of bank premise and equipment and assets held for sale	2,136	-
Purchases of bank premises and equipment	(1,623)	(35)
Net cash and cash equivalents used in investing activities	(38,302)	(48,411)
Financing activities:
Net increase (decrease) in deposits	29,315	(16,765)
Cash dividends paid - common stock	(1,917)	(985)
Issuance of common stock for warrants exercised	-	449
Issuance of common stock under Stock Incentive Plan	354	151
Issuance of subordinated notes, net of cost	-	26,075
Net (decrease) increase in short-term borrowings	(690)	21,000
Net cash and cash equivalents provided by financing activities	27,062	29,925
Increase (decrease) in cash and cash equivalents	3,162	(11,973)
Cash and cash equivalents at beginning of period	25,463	47,392
Cash and cash equivalents at end of period	$28,625	$35,419

Supplemental disclosure of cash flow information
Cash payments for:
Interest	$4,898	$2,290
Income taxes	471	-

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018

1.	ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV” or the “Company”) is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank” or the “Bank”) a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its previously announced merger of Eastern Virginia Bankshares, Inc. (“EVBS”) with and into SNBV and the completion of the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank (see Note 2 - Business Combinations).  This combination has brought together two banking companies with complementary business lines, creating one of the premier banking institutions headquartered in the Commonwealth of Virginia.  EVBS was the holding company for EVB, a Virginia state-chartered bank which traced its beginnings to 1910. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At March 31, 2018, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, located in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Southern National’s Form 10-K for the year ended December 31, 2017.

Revenue from Contracts with Customers

Southern National records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, we must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) we satisfy a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

Our primary sources of revenue are derived from financial instruments, namely loans, investment securities, and other financial instruments that are not within the scope of Topic 606. We have evaluated the nature of the Company’s contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. Southern National generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. The new guidance became effective for interim and annual reporting periods beginning after December 15, 2017. Our revenue is balanced between net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, include service charges on deposit accounts, investment services income and card interchange fees, which did not materially change from its prior practice. The Company adopted ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU became effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company's consolidated financial statements. In accordance with (d) above, the Company measured fair value of its net loans, certificates of deposits, junior subordinated debt, and senior subordinated notes as of March 31, 2018 using an exit price notion (see Note 8 Fair Value).

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. Before ASU 2016-15 GAAP was unclear or did not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU reduced diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 became effective for interim and annual reporting periods beginning after December 15, 2017. Entities are required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. The Company adopted ASU 2016-15 on January 1, 2018. ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have a material impact of the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU require a reclassification from/to accumulated other comprehensive income and to/from retained earnings for stranded tax effects resulting from the change in the newly enacted federal corporate income tax rate. Consequently, the amendments in this ASU eliminates the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018 with early adoption allowed. Southern National adopted this ASU 2018-02 during the first quarter of 2018. The effect of the adoption of this ASU increased accumulated other comprehensive loss by approximately $229 thousand with the offset to retained earnings as recorded in the statement of changes in stockholders’ equity. This represents the difference between the historical federal corporate income tax rate and the newly enacted 21 percent federal corporate income tax rate.

New Accounting Standards Not Yet Adopted:

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which is intended to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses in order to provide stakeholders with more detailed reporting and less cost to analyze transactions. This ASU provides a screen to determine when a set of assets is not a business. It requires that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. If the screen is not met, the amendments in this update provide a framework to assist entities in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. The Company is evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

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

SNBV accounted for the acquisition using the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Under the acquisition method of accounting, the assets and liabilities of EVBS were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. SNBV recognized goodwill of $89.9 million in connection with the acquisition, none of which is deductible for income tax purposes.

The following table details the total consideration paid by SNBV on June 23, 2017 in connection with the acquisition of EVBS, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill.

	As Recorded	Fair Value	As Recorded
(dollars in thousands) (unaudited)	by EVBS	Adjustments	by the Company
Consideration paid:
Cash			$10
SNBV common stock			198,909
Total consideration paid			$198,919

Identifiable assets acquired:
Cash and due from banks	$4,350	$-	$4,350
Interest bearing deposits with banks	18,993	-	18,993
Federal funds sold	682	-	682
Securities available for sale, at fair value	163,029	(150)	162,879
Securities held to maturity, at carrying value	19,036	508	19,544
Restricted securities, at cost	6,734	-	6,734
Loans	1,045,600	(13,618)	1,031,982
Loans held for sale	19,689	-	19,689
Deferred income taxes	15,735	4,912	20,647
Bank premises and equipment	24,242	4,158	28,400
Assets held for sale	2,970	(884)	2,086
Accrued interest receivable	4,272	-	4,272
Other real estate owned	563	(1)	562
Core deposit intangible	435	9,590	10,025
Bank owned life insurance	26,035	-	26,035
Other assets	10,004	-	10,004
Total identifiable assets acquired	1,362,369	4,515	1,366,884

Identifiable liabilities assumed:
Noninterest-bearing demand accounts	226,637	-	226,637
Interest-bearing deposits	920,743	1,182	921,925
Federal funds purchased and repurchase agreements	7,598	-	7,598
Federal Home Loan Bank advances	57,475	-	57,475
Junior subordinated debt	10,310	(801)	9,509
Senior subordinated notes	19,175	1,876	21,051
Accrued interest payable	902	-	902
Other liabilities	12,748	-	12,748
Total identifiable liabilities assumed	1,255,588	2,257	1,257,845

Net identifiable assets acquired	$106,781	$2,258	$109,039

Goodwill resulting from acquisition			$89,880

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from EVBS had the following impact on the consolidated statements of income during the three months ended March 31, 2018:

For the Three Months Ended
(dollars in thousands)	March 31, 2018
Loans (1)	$1,212
Time deposits (2)	197
Junior and senior subordinated debt (3)	21
Core deposit intangible (4)	(313)
Net impact to income before income taxes	$1,117

(1)	Loan discount accretion is included in the “Interest and fees on loans” section of “Interest and dividend income” in the Consolidated Statements of Income.

(2)	Time deposit premium amortization is included in the "Interest on deposits" section of "Interest expense" in the Consolidated Statements of Income.

(3)	The junior subordinated debt discount accretion and senior subordinated notes premium amortization are included in the “Interest on junior subordinated debt” and “Interest on senior subordinated notes” section of “Interest expense”, respectively, in the Consolidated Statements of Income.

(4)	Core deposit intangible premium amortization is included in the "Amortization of core deposit intangible" section of "Noninterest expenses" in the Consolidated Statements of Income.

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

Included in the $1.05 billion of acquired loans were certain loans acquired with deteriorating credit quality, or purchased credit impaired loans. The table below summarizes the purchased credit impaired loans acquired in the EVBS acquisition on June 23, 2017 (in thousands):

Purchased Credit
Impaired Loans
Contractually required principal and interest at acquisition	$17,970
Contractual cash flows not expected to be collected (nonaccretable difference)	(6,243)
Expected cash flows at acquisition	11,727
Accretable difference	398
Basis in acquired loans at acquisition - estimated fair value	$11,329

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

Premises and Equipment and Assets Held for Sale: The fair value of EVBS’s premises, including land, buildings and improvements, was determined based upon appraisal by licensed appraisers or sales contracts. These appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised. The fair value of bank-owned real estate resulted in a net premium of $3.3 million.  Land is not depreciated.

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

Southern National granted no regular options or restricted stock during the first three months of 2018. However, 700 shares of restricted stock that were issued in 2017 were forfeited during the first quarter due to the employee who was granted the restricted shares leaving the Company.

For the three months ended March 31, 2018, stock-based compensation expense was $75 thousand compared to $60 thousand for the same period last year. As of March 31, 2018, unrecognized compensation expense associated with the stock options was $174 thousand, which is expected to be recognized over a weighted average period of 2.0 years.

A summary of the activity in the stock option plan during the three months ended March 31, 2018 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	714,967	$9.83
Granted	-	-
Options issued in connection with EVBS merger	-	-
Forfeited	-	-
Exercised	(51,900)	7.36
Options outstanding, end of period	663,067	$10.03	5.7	$3,979

Exercisable at end of period	431,567	$9.05	4.6	$2,482

4.	INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
March 31, 2018	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$30,369	$-	$(737)	$29,632
Obligations of states and political subdivisions	18,512	33	(292)	18,253
Corporate securities	2,011	2	-	2,013
Trust preferred securities	2,590	165	(103)	2,652
Residential government-sponsored collateralized mortgage obligations	49,713	4	(1,390)	48,327
Government-sponsored agency securities	3,247	-	(108)	3,139
Agency commercial mortgage-backed securities	28,221	-	(885)	27,336
SBA pool securities	23,756	41	(122)	23,675
Total	$158,419	$245	$(3,637)	$155,027

	Amortized	Gross Unrealized		Fair
December 31, 2017	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$31,145	$3	$(284)	$30,864
Obligations of states and political subdivisions	18,581	187	(41)	18,727
Corporate securities	2,013	2	-	2,015
Trust preferred securities	2,590	-	(202)	2,388
Residential government-sponsored collateralized mortgage obligations	51,521	1	(756)	50,766
Government-sponsored agency securities	3,247	-	(21)	3,226
Agency commercial mortgage-backed securities	28,263	-	(365)	27,898
SBA pool securities	24,829	68	(108)	24,789
Total	$162,189	$261	$(1,777)	$160,673

The amortized cost, unrecognized gains and losses, and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
March 31, 2018	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$11,079	$4	$(253)	$10,830
Obligations of states and political subdivisions	22,743	99	(177)	22,665
Trust preferred securities	3,141	134	(10)	3,265
Residential government-sponsored collateralized mortgage obligations	7,967	-	(124)	7,843
Government-sponsored agency securities	52,652	-	(2,665)	49,987
Total	$97,582	$237	$(3,229)	$94,590

	Amortized	Gross Unrecognized		Fair
December 31, 2017	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$11,500	$23	$(77)	$11,446
Obligations of states and political subdivisions	22,830	169	(56)	22,943
Trust preferred securities	3,205	165	(17)	3,353
Residential government-sponsored collateralized mortgage obligations	8,727	-	(99)	8,628
Government-sponsored agency securities	52,650	25	(1,448)	51,227
Total	$98,912	$382	$(1,697)	$97,597

The amortized cost amounts are net of recognized other than temporary impairment.

The fair value and carrying amount, if different, of debt investment securities as of March 31, 2018, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$5,373	$5,355	$1,917	$1,888
Due in five to ten years	20,114	19,340	6,876	6,805
Due after ten years	53,049	51,222	17,567	17,364
Residential government-sponsored mortgage-backed securities	11,079	10,830	30,369	29,632
Residential government-sponsored collateralized mortgage obligations	7,967	7,843	49,713	48,327
Agency commercial mortgage-backed securities	-	-	28,221	27,336
SBA pool securities	-	-	23,756	23,675
Total	$97,582	$94,590	$158,419	$155,027

Investment securities with a carrying amount of approximately $167.8 million and $173.4 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”), and repurchase agreements.

Southern National monitors the portfolio for indicators of other than temporary impairment. At March 31, 2018 and December 31, 2017, certain investment securities’ fair values were below cost. As outlined in the table below, there were investment securities with fair values totaling approximately $220.7 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at March 31, 2018. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these investment securities and it is likely that we will not be required to sell the investment securities before their anticipated recovery, management does not consider these investment securities to be other than temporarily impaired as of March 31, 2018.

The following tables present information regarding investment securities in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017 by duration of time in a loss position (in thousands):

March 31, 2018

	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$29,632	$(737)	$-	$-	$29,632	$(737)
Obligations of states and political subdivisions	16,167	(292)	-	-	16,167	(292)
Trust preferred securities	-	-	998	(103)	998	(103)
Residential government-sponsored collateralized mortgage obligations	47,973	(1,390)	-	-	47,973	(1,390)
Government-sponsored agency securities	3,138	(108)	-	-	3,138	(108)
Agency commercial mortgage-backed securities	27,336	(885)	-	-	27,336	(885)
SBA pool securities	13,345	(122)	-	-	13,345	(122)
Total	$137,591	$(3,534)	$998	$(103)	$138,589	$(3,637)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$7,552	$(144)	$2,868	$(109)	$10,420	$(253)
Obligations of states and political subdivisions	11,874	(110)	1,736	(67)	13,610	(177)
Trust preferred securities	-	-	248	(10)	248	(10)
Residential government-sponsored collateralized mortgage obligations	6,410	(58)	1,433	(66)	7,843	(124)
Government-sponsored agency securities	13,413	(262)	36,574	(2,403)	49,987	(2,665)
Total	$39,249	$(574)	$42,859	$(2,655)	$82,108	$(3,229)

December 31, 2017
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$30,336	$(284)	$-	$-	$30,336	$(284)
Obligations of states and political subdivisions	4,642	(41)	-	-	4,642	(41)
Trust preferred securities	1,473	(18)	915	(184)	2,388	(202)
Residential government-sponsored collateralized mortgage obligations	50,555	(756)	-	-	50,555	(756)
Government-sponsored agency securities	1,726	(21)	-	-	1,726	(21)
Agency commercial mortgage-backed securities	27,898	(365)	-	-	27,898	(365)
SBA pool securities	15,156	(108)	-	-	15,156	(108)
Total	$131,786	$(1,593)	$915	$(184)	$132,701	$(1,777)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$3,409	$(26)	$2,986	$(51)	$6,395	$(77)
Obligations of states and political subdivisions	7,918	(34)	1,782	(22)	9,700	(56)
Trust preferred securities	-	-	240	(17)	240	(17)
Residential government-sponsored collateralized mortgage obligations	7,112	(46)	1,516	(53)	8,628	(99)
Government-sponsored agency securities	1,719	(2)	37,532	(1,446)	39,251	(1,448)
Total	$20,158	$(108)	$44,056	$(1,589)	$64,214	$(1,697)

As of March 31, 2018, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
						(in thousands)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	A	$3,119	$2,883	$3,017	17%	$223
MMCF III B	Senior Sub	A3	A-	Ba1	BBB	261	258	248	32%	4
						3,380	3,141	3,265		$227

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	998	28%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,491	1,654	13%	660
						3,650	2,590	2,652		$1,060

Total						$7,030	$5,731	$5,917

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

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

We recognized no other than temporary impairment charges during the three months ended March 31, 2018 and 2017, respectively.

Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2018 and 2017 are shown in the table below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Losses on
For the three months ended March 31, 2018	Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(999)	$(153)	$(1,152)
Other comprehensive loss before reclassifications	(1,482)	4	(1,478)
Reclassification adjustment	(199)	(30)	(229)
Ending balance	$(2,680)	$(179)	$(2,859)

	Unrealized Holding
	Losses on
For the three months ended March 31, 2017	Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(627)	$(162)	$(789)
Other comprehensive income before reclassifications	213	2	215
Net current-period other comprehensive income	213	2	215
Ending balance	$(414)	$(160)	$(574)

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Loans secured by real estate:
Commercial real estate - owner occupied	$399,819	$401,847
Commercial real estate - non-owner occupied	471,866	440,700
Secured by farmland	22,974	23,038
Construction and land loans	195,839	197,972
Residential 1-4 family	508,599	483,006
Multi- family residential	74,833	70,892
Home equity lines of credit	147,447	152,829
Total real estate loans	1,821,377	1,770,284

Commercial loans	248,819	253,258
Consumer loans	37,040	39,374
Gross loans	2,107,236	2,062,916

Less deferred fees on loans	(493)	(588)
Loans, net of deferred fees	$2,106,743	$2,062,328

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

On June 23, 2017, in connection with the merger with EVBS, SNBV acquired loans held for sale with a fair value of $19.7 million and loans held for investment with an unpaid principal balance of $1.05 billion and an estimated fair value of $1.03 billion, which created an accretable discount of $13.6 million at acquisition. As of March 31, 2018 outstanding loans acquired in the merger with EVBS totaled $885 million.

As part of the Greater Atlantic Bank acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC: one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. Covered loans totaled $22.2 million and $23.3 million at March 31, 2018 and December 31, 2017, respectively.

Accretable discount on the acquired EVBS, Greater Atlantic Bank, PGFSB, and the HarVest loans totaled $16.3 million and $17.5 million at March 31, 2018 and December 31, 2017, respectively.

For the three acquisitions subsequent to the Greater Atlantic Bank acquisition noted above, management sold the majority of the purchased credit impaired loans immediately after closing of the acquisition.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

	Total Loans
		Unpaid
	Recorded	Principal	Related
March 31, 2018	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$670	$670	$-
Commercial real estate - non-owner occupied (2)	873	874	-
Construction and land development	9,892	9,941	-
Commercial loans	4,823	5,928	-
Residential 1-4 family (3)	3,501	3,527	-
Other consumer loans	-	-	-
Total	$19,759	$20,940	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-
Construction and land development	-	-	-
Commercial loans	469	6,294	200
Residential 1-4 family (3)	-	-	-
Other consumer loans	-	-	-
Total	$469	$6,294	$200
Grand total	$20,228	$27,234	$200

(1)	Includes $4.6 million in SBA guarantees.

(2)	Includes loans secured by farmland and multi-family loans.

(3)	Includes home equity lines of credit.

	Total Loans
		Unpaid
	Recorded	Principal	Related
December 31, 2017	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$767	$781	$-
Commercial real estate - non-owner occupied (2)	766	830	-
Construction and land development	9,969	9,984	-
Commercial loans	6,035	12,847	-
Residential 1-4 family (3)	3,160	3,430	-
Other consumer loans	-	-	-
Total	$20,697	$27,872	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-
Construction and land development	-	-	-
Commercial loans	-	-	-
Residential 1-4 family (3)	-	-	-
Other consumer loans	-	-	-
Total	$-	$-	$-
Grand total	$20,697	$27,872	$-

(1)	Includes $5.0 million in SBA guarantees.

(2)	Includes loans secured by farmland and multi-family loans.

(3)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three months ended March 31, 2018 and 2017 (in thousands):

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended March 31, 2018	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$671	$9
Commercial real estate - non-owner occupied (1)	877	14
Construction and land development	9,972	-
Commercial loans	4,842	3
Residential 1-4 family (2)	3,548	14
Other consumer loans	-	-
Total	$19,910	$40

With an allowance recorded
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	929	-
Residential 1-4 family (2)	-	-
Other consumer loans	-	-
Total	$929	$-
Grand total	$20,839	$40

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended March 31, 2017	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	2,117	-
Residential 1-4 family (2)	1,290	8
Other consumer loans	-	-
Total	$3,407	$8

With an allowance recorded
Commercial real estate - owner occupied	$1,324	$8
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	859	-
Residential 1-4 family (2)	242	-
Other consumer loans	-	-
Total	$2,425	$8
Grand total	$5,832	$16

(1)	Includes loans secured by farmland and multi-family loans.

(2)	Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2018 and December 31, 2017 (in thousands):

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
March 31, 2018	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$178	$-	$-	$178	$-	$399,641	$399,819
Commercial real estate - non-owner occupied (1)	1,937	-	-	1,937	48	567,688	569,673
Construction and land development	159	-	-	159	9,892	185,788	195,839
Commercial loans	144	-	-	144	4,933	243,742	248,819
Residential 1-4 family (2)	5,005	1,107	-	6,112	2,452	647,482	656,046
Other consumer loans	39	22	-	61	-	36,979	37,040
Total	$7,462	$1,129	$-	$8,591	$17,325	$2,081,320	$2,107,236

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
December 31, 2017	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$687	$-	$-	$687	$-	$401,160	$401,847
Commercial real estate - non-owner occupied (1)	138	50	-	188	-	534,442	534,630
Construction and land development	1,134	149	-	1,283	9,969	186,720	197,972
Commercial loans	496	-	-	496	5,664	247,098	253,258
Residential 1-4 family (2)	2,926	361	-	3,287	2,392	630,156	635,835
Other consumer loans	57	1	-	58	-	39,316	39,374
Total	$5,438	$561	$-	$5,999	$18,025	$2,038,892	$2,062,916

(1)	Includes loans secured by farmland and multi-family loans.

(2)	Includes home equity lines of credit.

Activity in the allowance for non-covered loan and lease losses for the three months ended March 31, 2018 and 2017 is summarized below (in thousands):

		Commercial
	Commercial	Real Estate
	Real Estate	Non-owner	Construction		1-4 Family	Other
	Owner	Occupied	and Land	Commercial	Residential	Consumer	Un-
Three Months Ended March 31, 2018	Occupied	(1)	Development	Loans	(2)	Loans	allocated	Total
Allowance for loan losses:
Beginning balance	$690	$1,321	$692	$4,496	$1,586	$612	$-	$9,397
Charge offs	-	-	-	(230)	(166)	(91)	-	(487)
Recoveries	4	-	-	175	64	2	-	245
Provision	165	229	112	831	(34)	297	-	1,600

Ending balance	$859	$1,550	$804	$5,272	$1,450	$820	$-	$10,755

Three Months Ended March 31, 2017
Allowance for loan losses:
Beginning balance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610
Charge offs	-	-	-	(500)	(12)	-	-	(512)
Recoveries	10	-	-	16	2	2	-	30
Provision	273	62	49	125	(15)	(6)	62	550

Ending balance	$1,188	$1,546	$801	$3,007	$1,254	$74	$808	$8,678

(1)	Includes loans secured by farmland and multi-family loans.

(2)	Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of March 31, 2018 and December 31, 2017 (in thousands):

		Commercial
	Commercial	Real Estate
	Real Estate	Non-owner	Construction		1-4 Family	Other
	Owner	Occupied	and Land	Commercial	Residential	Consumer	Un-
March 31, 2018	Occupied	(1)	Development	Loans	(2)	Loans	allocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$200	$-	$-	$-	$200
Collectively evaluated for impairment	859	1,550	804	5,072	1,450	820	-	10,555
Total ending allowance	$859	$1,550	$804	$5,272	$1,450	$820	$-	$10,755

Loans:
Individually evaluated for impairment	$670	$873	$9,892	$5,292	$3,501	$-	$-	$20,228
Collectively evaluated for impairment	399,149	568,800	185,947	243,527	652,545	37,040	-	2,087,008
Total ending loan balances	$399,819	$569,673	$195,839	$248,819	$656,046	$37,040	$-	$2,107,236

December 31, 2017
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	690	1,321	692	4,496	1,586	612	-	9,397
Total ending allowance	$690	$1,321	$692	$4,496	$1,586	$612	$-	$9,397

Loans:
Individually evaluated for impairment	$767	$766	$9,969	$6,035	$3,160	$-	$-	$20,697
Collectively evaluated for impairment	401,080	533,864	188,003	247,223	632,675	39,374	-	2,042,219
Total ending loan balances	$401,847	$534,630	$197,972	$253,258	$635,835	$39,374	$-	$2,062,916

(1)	Includes loans secured by farmland and multi-family loans.

(2)	Includes home equity lines of credit.

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

During the three months ending March 31, 2018, there were no loans modified in TDRs. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $670 thousand, was current as of March 31, 2018.

Credit Quality Indicators

Through its system of internal controls, Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. Southern National had no loans classified Doubtful at March 31, 2018 or December 31, 2017.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Southern National had no loans classified as Doubtful at March 31, 2018 or December 31, 2017.

As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Total Loans
	Special
March 31, 2018	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$6,976	$1,564	$391,279	$399,819
Commercial real estate - non-owner occupied (1)	5,292	873	563,508	569,673
Construction and land development	126	9,892	185,821	195,839
Commercial loans	6,169	5,292	237,358	248,819
Residential 1-4 family (2)	1,251	4,239	650,556	656,046
Other consumer loans	157	-	36,883	37,040
Total	$19,971	$21,860	$2,065,405	$2,107,236

	Total Loans
	Special
December 31, 2017	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$4,178	$1,678	$395,991	$401,847
Commercial real estate - non-owner occupied (1)	5,705	830	528,095	534,630
Construction and land development	128	9,969	187,875	197,972
Commercial loans	5,936	6,035	241,287	253,258
Residential 1-4 family (2)	1,323	3,935	630,577	635,835
Other consumer loans	162	-	39,212	39,374
Total	$17,432	$22,447	$2,023,037	$2,062,916

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Includes SBA guarantees of $4.6 million and $5.0 million as of March 31, 2018 and December 31, 2017.

The amount of foreclosed residential real estate property held at March 31, 2018 and December 31, 2017 was $3.1 million and $3.3 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $163 thousand and $939 thousand at March 31, 2018 and December 31, 2017, respectively.

6.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts sold by EVBS premerger. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $15.7 million and $15.2 million as of March 31, 2018 and December 31, 2017, respectively.

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

At March 31, 2018 and December 31, 2017, we had unfunded lines of credit and undisbursed construction loan funds totaling $366.1 million and $361.7 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Pre-merger, EVBS sold its credit card portfolio. With that sale, EVBS guaranteed the credit card accounts of certain customers to the bank that issues the cards. In connection with the merger with EVBS, Southern National now is the guarantor. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty and are not considered significant as of March 31, 2018.

7.	Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
For the three months ended March 31, 2018	(Numerator)	(Denominator)	Amount
Basic EPS	$8,259	$23,962	$0.34
Effect of dilutive stock options and warrants	-	271	-
Diluted EPS	$8,259	$24,233	$0.34

For the three months ended March 31, 2017
Basic EPS	$2,054	$12,307	$0.17
Effect of dilutive stock options and warrants	-	304	-
Diluted EPS	$2,054	$12,611	$0.16

There were 444,325 anti-dilutive options outstanding for the three months ended March 31, 2018. There were 481,433 anti-dilutive options and warrants outstanding for the three months ended March 31, 2017, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Residential government-sponsored mortgage-backed securities	$29,632	$-	$29,632	$-
Obligations of states and political subdivisions	18,253	-	18,253	-
Corporate securities	2,013	-	2,013	-
Trust preferred securities	2,652	-	2,652	-
Residential government-sponsored collateralized mortgage obligations	48,327	-	48,327	-
Government-sponsored agency securities	3,139	-	3,139	-
Agency commercial mortgage-backed securities	27,336	-	27,336	-
SBA pool securities	23,675	-	23,675	-
Total	$155,027	$-	$155,027	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Residential government-sponsored mortgage-backed securities	$30,864	$-	$30,864	$-
Obligations of states and political subdivisions	18,727	-	18,727	-
Corporate securities	2,015	-	2,015	-
Trust preferred securities	2,388	-	2,388	-
Residential government-sponsored collateralized mortgage obligations	50,766	-	50,766	-
Government-sponsored agency securities	3,226	-	3,226	-
Agency commercial mortgage-backed securities	27,898	-	27,898	-
SBA pool securities	24,789	-	24,789	-
Total	$160,673	$-	$160,673	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at March 31, 2018 and December 31, 2017. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired totaled $20.2 million (including SBA guarantees of $4.6 million) as of March 31, 2018 with $200 thousand allocated allowance for loan losses compared to a carrying amount of $20.7 million (including SBA guarantees of $5.0 million) with $0 allocated allowance for loan losses at December 31, 2017.

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

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5.0% to 7.6% of collateral valuation at March 31, 2018 and December 31, 2017. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At March 31, 2018 and December 31, 2017 total OREO was $7.3 million and $7.6 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$670	$-	$-	$670
Commercial real estate - non-owner occupied (1)	873	-	-	873
Construction and land development	9,892	-	-	9,892
Commercial loans	4,823	-	-	4,823
Residential 1-4 family (2)	3,501	-	-	3,501
Assets held for sale	600	-	-	600
Other real estate owned:
Commercial real estate - owner occupied (1)	1,008	-	-	1,008
Construction and land development	3,229	-	-	3,229
Residential 1-4 family (2)	3,088	-	-	3,088

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$767	$-	$-	$767
Commercial real estate - non-owner occupied (1)	766	-	-	766
Construction and land development	9,969	-	-	9,969
Commercial loans	6,035	-	-	6,035
Residential 1-4 family (2)	3,160	-	-	3,160
Assets held for sale	1,927	-	-	1,927
Other real estate owned:
Commercial real estate - owner occupied (1)	1,060	-	-	1,060
Construction and land development	3,229	-	-	3,229
Residential 1-4 family (2)	3,288	-	-	3,288

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		March 31, 2018		December 31, 2017
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$28,625	$28,625	$25,463	$25,463
Securities available for sale	Level 2	155,027	155,027	160,673	160,673
Securities held to maturity	Level 2	97,582	94,590	98,912	97,597
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	26,801	n/a	26,775	n/a
Equity investment in mortgage affiliate	Level 3	4,406	4,406	4,723	4,723
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	3,305	3,305
Net loans	Level 3	2,095,988	2,075,419	2,052,931	2,058,779
Accrued interest receivable	Level 2 & Level 3	7,847	7,847	8,073	8,073
FDIC indemnification asset	Level 3	1,180	309	1,353	309
Financial liabilities:
Demand deposits	Level 1	$670,734	670,734	$649,067	$649,067
Money market and savings accounts	Level 1	498,833	498,833	517,031	517,031
Certificates of deposit	Level 3	725,102	723,707	699,058	694,368
Securities sold under agreements to repurchase	Level 1	15,778	15,778	15,468	15,468
FHLB short term advances	Level 1	334,615	334,615	335,615	335,615
Junior subordinated debt	Level 2	9,547	9,753	9,534	12,043
Senior subordinated notes	Level 2	47,118	47,079	47,128	58,163
Accrued interest payable	Level 1 & Level 3	2,895	2,895	2,273	2,273

Carrying amount is the estimated fair value for cash and cash equivalents, equity investment in mortgage affiliate, preferred investment in mortgage affiliate, accrued interest receivable and payable, demand deposits, savings accounts, money market accounts, securities sold under agreements to repurchase, and short-term debt (FHLB short-term advances and securities sold under agreements to repurchase). Fair value of long-term debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability. The fair value of the FDIC indemnification asset was determined by discounting estimated future cash flows using the long-term risk free rate plus a premium and represents the present value of our current expectation for recoveries from the FDIC on covered loans. The fair value of off-balance-sheet items is not considered material.

At March 31, 2018 fair value of net loans, certificates of deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion in accordance with the adoption of ASU 2016-01. At December 31, 2017 the fair value of net loans and certificates of deposits are based on discounted cash flows using current market rates applied to the estimated life of the asset.

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (“FHLB”) overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers.

In the second quarter of 2016, the Company discontinued offering repo accounts. However, repo accounts totaling $7.6 million were assumed on June 23, 2017 in the merger with EVBS. During the third quarter of 2017 the Company determined that it will continue to offer repo accounts and the balance at March 31, 2018 was $15.8 million.

10.	JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In connection with our merger with EVBS, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of March 31, 2018 and December 31, 2017, the interest rate was 5.13% and 4.55%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At March 31, 2018, all of the trust preferred securities qualified as Tier 1 capital.

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

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At March 31, 2018, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At March 31, 2018, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $831 thousand.

Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. The EVBS Senior Subordinated Notes bear interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the EVBS Senior Subordinated Notes will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the EVBS Senior Subordinated Notes as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At March 31, 2018 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2017. Results of operations for the three months ended March 31, 2018 are not necessarily indicative of results that may be attained for any other period.

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

Many possible events or factors could affect our future financial results and performance and could cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factor contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, factors that could contribute to those differences include, but are not limited to:

•	the effects of future economic, business and market conditions and changes, domestic and foreign;
•	changes in the local economies in our market areas adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
•	changes in the availability of funds resulting in increased costs or reduced liquidity;
•	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
•	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities, obligations of states and political subdivisions and pooled trust preferred securities;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;
•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;
•	the concentration of our loan portfolio in loans collateralized by real estate;
•	our level of construction and land development and commercial real estate loans;
•	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
•	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for loan losses;
•	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
•	changes in governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System, or changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;
•	increased competition for deposits and loans adversely affecting rates and terms;
•	the continued service of key management personnel;
•	the potential payment of interest on demand deposit accounts to effectively compete for customers;
•	potential environmental liability risk associated with lending activities;

•	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
•	risks of mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, including those associated with the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
•	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;
•	changes in accounting policies, rules and practices and applications or determinations made thereunder;
•	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
•	unanticipated effects from the Tax Act may limit its benefits or adversely impact our business, which could include decreased demand for borrowing by our middle market customers or increased price competition that offsets the benefits of decreased federal income tax expense.
•	factors that adversely affect our business initiatives, including, without limitation, changes in the economic or business conditions in SNBV’s markets; and
•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

OVERVIEW

SNBV is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its previously announced merger of EVBS with and into SNBV and the completion of the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank.  This combination has brought together two banking companies with complementary business lines, creating one of the premier banking institutions headquartered in the Commonwealth of Virginia.  EVBS was the holding company for EVB, a Virginia state-chartered bank which traced its beginnings to 1910. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At March 31, 2018, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

We have administrative offices in Warrenton and Glen Allen, Virginia, and executive offices in Georgetown, Washington, D.C. and Glen Allen, Virginia where senior management is located. During 2018 and forward, we plan to continue to focus our efforts on realizing cost savings, maximizing revenue enhancement opportunities from the merger of EVBS, while conservatively and prudently growing the balance sheet.

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended March 31, 2018 was $8.3 million or $0.34 per basic and diluted earnings per share. That compares to net income of $2.1 million, or $0.17 basic earnings per share and $0.16 diluted earnings per share for the first quarter of 2017. When comparing SNBV’s results for the three months ended March 31, 2018 to the same three months in 2017, note that most categories increased due to the merger with EVBS in the second quarter of 2017.

For the first quarter of 2018, net income was impacted positively by the $1.2 million of accreted income from the acquired loan discounts, $1.5 million of income from recoveries of legacy investment securities and loans charged off by EVBS before Southern National merged with EVBS in June of 2017, and the reduced effective income tax rate of 21% from 34% 2018 due to the enactment of the Tax Cuts and Jobs Act of 2017, which became effective on January 1, 2018.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $22.5 million in the quarter ended March 31, 2018 compared to $9.9 million during the same period last year.  Average loans during the first quarter of 2018 were $2.08 billion compared to $957.5 million during the same period last year. Southern National’s net interest margin was 3.82% in the first quarter of 2018 compared to 3.74% during the first quarter of 2017. The yield on average interest-earning assets was 4.75% and 4.74% for each of the first quarters of 2018 and 2017, respectively. Cost of funds improved nine basis points to 0.98% for the first quarter of 2018 when compared to the 1.07% cost of funds during the first quarter of 2017. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $1.2 million to net interest income during the three months ended March 31, 2018 compared to $447 thousand during the first quarter of 2017.

The following tables detail average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	March 31, 2018			March 31, 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,075,887	$25,905	5.06%	$957,520	$11,761	4.98%
Investment securities	257,630	1,641	2.58%	90,873	622	2.78%
Other earning assets	58,284	474	3.30%	23,970	162	2.74%
Total earning assets	2,391,801	28,020	4.75%	1,072,363	12,545	4.74%
Allowance for loan losses	(10,386)			(8,901)
Total non-earning assets	255,063			80,696
Total assets	$2,636,478			$1,144,158

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$327,395	315	0.39%	$36,705	17	0.19%
Money market accounts	342,706	560	0.66%	128,836	132	0.42%
Savings accounts	163,143	127	0.32%	53,287	80	0.61%
Time deposits	699,008	2,268	1.32%	595,704	1,931	1.31%
Total interest-bearing deposits	1,532,252	3,270	0.87%	814,532	2,160	1.08%
Borrowings	425,982	2,250	2.14%	96,104	494	2.08%
Total interest-bearing liabilities	1,958,234	5,520	1.14%	910,636	2,654	1.18%
Noninterest-bearing liabilities:
Demand deposits	329,299			97,804
Other liabilities	18,471			8,997
Total liabilities	2,306,004			1,017,437
Stockholders' equity	330,474			126,721
Total liabilities and stockholders' equity	$2,636,478			$1,144,158
Net interest income		$22,500			$9,891
Interest rate spread			3.61%			3.56%
Net interest margin			3.82%			3.74%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The provision for loan loss for the quarter ended March 31, 2018 was $1.6 million, compared to $550 thousand for the same period last year. Net charge offs for the three months ended March 31, 2018 was $242 thousand. The provision for loan loss of $1.6 million for the quarter ended March 31, 2018 was primarily made to support the loan growth during the quarter.

Noninterest Income (Loss)

The following table presents the major categories of noninterest income for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2018	2017	Change
Account maintenance and deposit service fees	$1,408	$213	$1,195
Income from bank-owned life insurance	307	163	144
Equity loss from mortgage affiliate	(317)	(479)	162
Other	1,681	36	1,645
Total noninterest income (loss)	$3,079	$(67)	$3,146

During the first quarter of 2018, Southern National had noninterest income of $3.1 million compared to a $67 thousand loss during the first quarter of 2017. Account maintenance and deposit service fees, which totaled $1.4 million for the first quarter of 2018, increased $1.2 million when compared to the same quarter last year. The increase in account maintenance and deposit service fees was primarily driven by the additional fees made on the retail deposits acquired in the merger with EVBS. Income from bank-owned life insurance, which totaled $307 thousand for the first quarter of 2018, increased $144 thousand when compared to $163 thousand of income in first quarter of 2017, primarily driven by additional income earned from the increase in bank-owned life insurance policies acquired in the merger with EVBS. Loss from the investment in STM totaled $317 thousand compared to the $479 thousand loss during the same quarter last year, as mortgage origination volume typically has a seasonal decline in the first quarter of the year. Other noninterest income, which totaled $1.7 million for the first quarter of 2018, increased $1.6 million as compared to the same quarter last year. This increase was primarily driven by $1.5 million of income from recoveries of legacy investment securities and loans charged off by EVBS before Southern National merged with EVBS in June of 2017.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2018	2017	Change
Salaries and benefits	$6,772	$2,898	$3,874
Occupancy expenses	1,650	791	859
Furniture and equipment expenses	797	247	550
Amortization of core deposit intangible	362	49	313
Virginia franchise tax expense	364	111	253
FDIC assessment	335	137	198
Data processing expense	466	208	258
Telephone and communication expense	594	162	432
Amortization of FDIC indemnification asset	173	191	(18)
Net loss on other real estate owned	200	53	147
Merger expenses	-	323	(323)
Other operating expenses	1,906	883	1,023
Total noninterest expenses	$13,619	$6,053	$7,566

Noninterest expense was $13.6 million during the first quarter of 2018 compared to $6.1 million during the same period in 2017, as most noninterest expense categories increased due to the merger with EVBS in the second quarter of 2017. The increases in noninterest expenses associated with the EVBS merger are in-line with Management’s pre-merger expectations. Employee compensation and benefits expense totaled $6.8 million for the first quarter of 2018 as compared to $2.9 million in the same period of 2017. The final round of staff reductions associated with the EVBS merger was made in the early part of the fourth quarter of 2017 and Southern National anticipates employee compensation and benefits expense to remain relatively level going forward. Occupancy expenses and furniture and equipment expenses collectively rose $1.4 million in the first quarter of 2018, to $2.4 million, when compared to the $1.0 million of occupancy expenses recorded during the first quarter of 2017. Other operating expenses increased $1.0 million, from $883 thousand recorded in the first quarter of 2017 to $1.9 million recorded in the same period in 2018.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $2.65 billion as of March 31, 2018 compared to $2.61 billion as of December 31, 2017. Net loans receivable increased 2.1%, from $2.05 billion at the end of 2017 to $2.10 billion at March 31, 2018, primarily due to organic loan growth.

Total deposits were $1.89 billion at March 31, 2018 compared to $1.87 billion at December 31, 2017.

Loan Portfolio

Total loans increased $44.4 million, or 2.1%, in the first quarter of 2018 to $2.11 billion. Total loans made up 79.5% of total assets as of March 31, 2018.

The following table summarizes the composition of our loan portfolio as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Loans secured by real estate:
Commercial real estate - owner occupied	$399,819	$401,847
Commercial real estate - non-owner occupied	471,866	440,700
Secured by farmland	22,974	23,038
Construction and land loans	195,839	197,972
Residential 1-4 family	508,599	483,006
Multi- family residential	74,833	70,892
Home equity lines of credit	147,447	152,829
Total real estate loans	1,821,377	1,770,284

Commercial loans	248,819	253,258
Consumer loans	37,040	39,374
Gross loans	2,107,236	2,062,916

Less deferred fees on loans	(493)	(588)
Loans, net of deferred fees	$2,106,743	$2,062,328

As of March 31, 2018 and December 31, 2017, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

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

OREO as of March 31, 2018 was $7.3 million compared to $7.6 million as of the end of the previous year.

Non-covered nonaccrual loans totaled $16.5 million (including $4.3 million of loans fully covered by SBA guarantees) at March 31, 2018 compared to $16.9 million (including $4.7 million of loans fully covered by SBA guarantees) at the end of last year. The unguaranteed portions of the nonperforming SBA loans have been charged off. Included in the $16.5 million of non-covered nonaccrual loans as of March 31, 2018 is a $9.9 million loan extended to a commercial construction real estate company which is secured by commercial real estate properties with appraised values of approximately $14 million. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to total non-covered assets decreased from 0.77% at the end of 2017 to 0.74% at March 31, 2018.

Southern National’s allowance for loan losses as a percentage of non-covered total loans at March 31, 2018 was 0.52%, compared to 0.46% at the end of 2017. The allowance for loan losses as a percentage of non-covered non-acquired (legacy EVBS) loans was 0.90% and 0.89% at March 31, 2018 and December 31, 2017, respectively.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

The following table presents a comparison of non-covered nonperforming assets as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Nonaccrual loans	$16,488	$16,931
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	16,488	16,931
Other real estate owned	7,325	7,577
Total non-covered nonperforming assets	$23,813	$24,508

Troubled debt restructurings	$670	$672
SBA guaranteed amounts included in nonaccrual loans	$4,264	$4,664

Allowance for loan losses to nonperforming loans	65.22%	55.50%
Allowance for loan losses to total non-covered loans	0.52%	0.46%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	0.74%	0.77%

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

During the three months ending March 31, 2018, there were no loans modified in troubled debt restructurings. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $670 thousand, was current as of March 31, 2018.

Investment Securities

Investment securities, available for sale and held to maturity, totaled $252.6 million at March 31, 2018 down from $259.6 million at December 31, 2017.

Investment securities in our portfolio as of March 31, 2018 were as follows:

•	residential government-sponsored collateralized mortgage obligations in the amount of $56.3 million;
•	agency residential mortgage-backed securities in the amount $40.7 million;
•	corporate bonds in the amount of $2.0 million;
•	commercial mortgage-backed securities in the amount of $27.3 million;
•	SBA loan pool securities in the amount of $23.7 million;
•	callable agency securities in the amount of $55.8 million;
•	trust preferred securities in the amount of $5.8 million, $2.9 million of which is Alesco VII A1B which is rated Aa2 (Moody’s); and
•	municipal bonds in the amount of $41.0 million (fair value of $41.6 million) with a taxable equivalent yield of 3.03% and ratings as of March 31, 2018 as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$5,256	AAA	$6,414
Aa1	12,351	AA+	7,099
Aa2	4,406	AA	14,337
Aa3	1,856	AA-	1,757
A1	1,897	A+	1,053
A2	1,558	A	841
Baa1	1,047	BBB+	1,047
NA	12,546	NA	8,369
Total	$40,917	Total	$40,917

No investment securities were purchased or sold during the first quarter of 2018.

At March 31, 2018, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
	(in thousands)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	A	$3,119	$2,883	$3,017	17%	$223
MMCF III B	Senior Sub	A3	A-	Ba1	BBB	261	258	248	32%	4
						3,380	3,141	3,265		$227

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	998	28%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,491	1,654	13%	660
						3,650	2,590	2,652		$1,060

Total						$7,030	$5,731	$5,917

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

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

We recognized no other than temporary impairment charges during the three months ended March 31, 2018 and 2017, respectively.

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

During the three months ended March 31, 2018, we funded our financial obligations with deposits, borrowings from the FHLB of Atlanta and the issuance of the SNBV Senior Subordinated Notes in January 2017. At March 31, 2018, we had $366.1 million of unfunded lines of credit and undisbursed construction loan funds. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the Bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required for Capital		To Be Categorized as
	Actual		Adequacy Purposes (1)		Well Capitalized (2)
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southern National
Common equity tier 1 capital ratio	$-	0.00%	$-	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	-	0.00%	-	6.00%	n/a	n/a
Total risk-based capital ratio	-	0.00%	-	8.00%	n/a	n/a
Leverage ratio	-	0.00%	-	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$262,411	12.87%	$91,786	4.50%	$132,580	6.50%
Tier 1 risk-based capital ratio	262,411	12.87%	122,381	6.00%	163,175	8.00%
Total risk-based capital ratio	273,166	13.39%	163,175	8.00%	203,969	10.00%
Leverage ratio	262,411	10.41%	100,818	4.00%	126,023	5.00%

December 31, 2017
Southern National
Common equity tier 1 capital ratio	$211,399	10.53%	$90,300	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	220,430	10.98%	120,399	6.00%	n/a	n/a
Total risk-based capital ratio	276,827	13.80%	160,533	8.00%	n/a	n/a
Leverage ratio	220,430	8.82%	100,022	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$256,615	12.79%	$90,282	4.50%	$130,407	6.50%
Tier 1 risk-based capital ratio	256,615	12.79%	120,375	6.00%	160,500	8.00%
Total risk-based capital ratio	266,012	13.26%	160,500	8.00%	200,626	10.00%
Leverage ratio	256,615	10.26%	100,040	4.00%	125,051	5.00%

(1)	When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and will increase each subsequent January 1, until it reaches 2.5% on January 1, 2019.
(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of March 31, 2018 and as of December 31, 2017. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 200 basis point decrease in interest rates at March 31, 2018 and December 31, 2017.

	Sensitivity of Economic Value of Equity
	As of March 31, 2018

				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)

Up 400	$519,610	$40,308	8.41%	19.60%	158.40%
Up 300	517,180	37,878	7.90%	19.51%	157.65%
Up 200	510,953	31,651	6.60%	19.28%	155.76%
Up 100	501,088	21,786	4.55%	18.91%	152.75%
Base	479,302	-	0.00%	18.08%	146.11%
Down 100	424,925	(54,377)	-11.35%	16.03%	129.53%
Down 200	355,296	(124,006)	-25.87%	13.41%	108.31%

	Sensitivity of Economic Value of Equity
	As of December 31, 2017

				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)

Up 400	$509,991	$48,765	10.57%	19.51%	158.00%
Up 300	505,504	44,278	9.60%	19.34%	156.61%
Up 200	497,373	36,147	7.84%	19.03%	154.09%
Up 100	485,450	24,224	5.25%	18.57%	150.40%
Base	461,226	-	0.00%	17.64%	142.90%
Down 100	399,221	(62,005)	-13.44%	15.27%	123.69%
Down 200	324,959	(136,267)	-29.54%	12.43%	100.68%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2018 and December 31, 2017 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our Asset/Liability Risk Management Policy guidelines at March 31, 2018 and December 31, 2017.

	Sensitivity of Net Interest Income
	As of March 31, 2018

	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$97,072	$9,910	3.96%	0.37%
Up 300	94,907	7,745	3.88%	0.29%
Up 200	92,601	5,439	3.79%	0.20%
Up 100	90,117	2,955	3.70%	0.11%
Base	87,162	-	3.59%	0.00%
Down 100	86,273	(889)	3.56%	-0.03%
Down 200	85,680	(1,482)	3.54%	-0.05%

	Sensitivity of Net Interest Income
	As of December 31, 2017

	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$97,308	$10,749	4.06%	0.41%
Up 300	94,909	8,350	3.97%	0.32%
Up 200	92,404	5,845	3.87%	0.22%
Up 100	89,684	3,125	3.77%	0.12%
Base	86,559	-	3.65%	0.00%
Down 100	86,688	129	3.65%	0.00%
Down 200	86,868	309	3.66%	0.01%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no proceedings pending, or to management’s knowledge, threatened, against Southern National or Sonabank as of March 31, 2018.

ITEM 1A – RISK FACTORS

As of March 31, 2018 there have been no material changes to the risk factors faced by Southern National from those previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – MINE SAFETY DISCLOSURES

Not applicable

Item 5 – Other Information

Not applicable

ITEM 6 - EXHIBITS

(a) Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Southern National Bancorp of Virginia, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

May 10, 2018	/s/ Joe A. Shearin
(Date)	Joe A. Shearin,
Chief Executive Officer
(Principal Executive Officer)

May 10, 2018	/s/ Joseph D. Pennington
(Date)	Joseph D. Pennington,
Chief Financial Officer
(Principal Financial and Accounting Officer)

