Form 10-Q/A
period 2018-03-31
Southern National Bancorp of Virginia Inc
filed 2018-05-11
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☐ No ☒

As of May 2, 2018, there were 24,031,453 shares of common stock outstanding.

EXPLANATORY NOTE

Southern National Bancorp of Virginia, Inc. is filing this amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the United States Securities and Exchange Commission (“SEC”) on May 10, 2018 (the “Form 10-Q”), solely to update the number of shares outstanding as of May 2, 2018 which is reported on the cover page, the accretion and amortization table found in Note 2 - Business Combinations, and the capital ratio table that is found in the Management Discussion and Analysis of Financial Condition and Results of Operations section under the Capital Resources subsection. These items were inadvertently not updated during the EDGARization process. No other changes have been made to the Form 10-Q.

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

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from EVBS had the following impact on the consolidated statements of income during the three months ended March 31, 2018:

For the Three Months Ended
(dollars in thousands)	March 31, 2018
Loans (1)	$816
Time deposits (2)	197
Junior and senior subordinated debt (3)	21
Core deposit intangible (4)	(313)
Net impact to income before income taxes	$721

(1)	Loan discount accretion is included in the “Interest and fees on loans” section of “Interest and dividend income” in the Consolidated Statements of Income.

(2)	Time deposit premium amortization is included in the "Interest on deposits" section of "Interest expense" in the Consolidated Statements of Income.

(3)	The junior subordinated debt discount accretion and senior subordinated notes premium amortization are included in the “Interest on junior subordinated debt” and “Interest on senior subordinated notes” section of “Interest expense”, respectively, in the Consolidated Statements of Income.

(4)	Core deposit intangible premium amortization is included in the "Amortization of core deposit intangible" section of "Noninterest expenses" in the Consolidated Statements of Income.

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

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the Bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required for Capital		To Be Categorized as
	Actual		Adequacy Purposes (1)		Well Capitalized (2)
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southern National
Common equity tier 1 capital ratio	$216,003	10.60%	$91,786	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	226,003	11.09%	122,381	6.00%	n/a	n/a
Total risk-based capital ratio	283,758	13.92%	163,175	8.00%	n/a	n/a
Leverage ratio	226,003	8.96%	100,818	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$262,411	12.87%	$91,786	4.50%	$132,580	6.50%
Tier 1 risk-based capital ratio	262,411	12.87%	122,381	6.00%	163,175	8.00%
Total risk-based capital ratio	273,166	13.39%	163,175	8.00%	203,969	10.00%
Leverage ratio	262,411	10.41%	100,818	4.00%	126,023	5.00%

December 31, 2017
Southern National
Common equity tier 1 capital ratio	$211,399	10.53%	$90,300	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	220,430	10.98%	120,399	6.00%	n/a	n/a
Total risk-based capital ratio	276,827	13.80%	160,533	8.00%	n/a	n/a
Leverage ratio	220,430	8.82%	100,022	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$256,615	12.79%	$90,282	4.50%	$130,407	6.50%
Tier 1 risk-based capital ratio	256,615	12.79%	120,375	6.00%	160,500	8.00%
Total risk-based capital ratio	266,012	13.26%	160,500	8.00%	200,626	10.00%
Leverage ratio	256,615	10.26%	100,040	4.00%	125,051	5.00%

(1)	When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and will increase each subsequent January 1, until it reaches 2.5% on January 1, 2019.
(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

