Form 10-Q
period 2018-06-30
Southern National Bancorp of Virginia Inc
filed 2018-08-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Yes ☐              No ☒

As of August 2, 2018, there were 24,048,453 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

June 30, 2018

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$7,534	$7,937
Interest-bearing deposits in other financial institutions	40,834	15,815
Federal funds sold	3,795	1,711
Total cash and cash equivalents	52,163	25,463

Securities available for sale, at fair value	149,836	160,673

Securities held to maturity, at amortized cost (fair value of $92,492 and $97,597, respectively)	96,175	98,912

Total loans	2,154,892	2,062,328
Less allowance for loan losses	(11,000)	(9,397)
Net loans	2,143,892	2,052,931

Stock in Federal Reserve Bank and Federal Home Loan Bank	26,019	26,775
Equity investment in mortgage affiliate	4,597	4,723
Preferred investment in mortgage affiliate	3,305	3,305
Bank premises and equipment, net	33,808	35,788
Goodwill	101,954	100,606
Core deposit intangibles, net	9,331	10,054
FDIC indemnification asset	1,003	1,353
Bank-owned life insurance	63,183	50,790
Other real estate owned	5,560	7,577
Deferred tax assets, net	17,471	16,903
Other assets	17,438	18,399

Total assets	$2,725,735	$2,614,252

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing demand deposits	$337,151	$319,189
Interest-bearing deposits:
NOW accounts	322,184	329,878
Money market accounts	314,570	355,084
Savings accounts	162,511	161,947
Time deposits	844,287	699,058
Total interest-bearing deposits	1,643,552	1,545,967
Total deposits	1,980,703	1,865,156

Securities sold under agreements to repurchase - short term	20,289	15,468
Federal Home Loan Bank (FHLB) advances - short term	316,215	335,615
Junior subordinated debt - long term	9,559	9,534
Senior subordinated notes - long term	47,109	47,128
Other liabilities	17,410	18,579
Total liabilities	2,391,285	2,291,480

Commitments and contingencies (See Note 6)	-	-

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,046,453 and 23,936,453 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	240	239
Additional paid in capital	305,460	304,932
Retained earnings	32,269	18,753
Accumulated other comprehensive loss	(3,519)	(1,152)
Total stockholders' equity	334,450	322,772

Total liabilities and stockholders' equity	$2,725,735	$2,614,252

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and dividend income:
Interest and fees on loans	$27,697	$13,332	$53,602	$25,093
Interest and dividends on taxable securities	1,400	618	2,882	1,156
Interest and dividends on tax exempt securities	160	90	319	174
Interest and dividends on other earning assets	412	209	879	371
Interest on federal funds sold	14	-	21	-
Total interest and dividend income	29,683	14,249	57,703	26,794

Interest expense:
Interest on deposits	3,810	2,258	7,080	4,418
Interest on repurchase agreements	24	1	46	1
Interest on junior subordinated debt	147	9	275	9
Interest on senior subordinated notes	712	442	1,423	771
Interest on other borrowings	1,816	334	3,205	499
Total interest expense	6,509	3,044	12,029	5,698

Net interest income	23,174	11,205	45,674	21,096

Provision for loan losses	1,050	1,050	2,650	1,600
Net interest income after provision for loan losses	22,124	10,155	43,024	19,496

Noninterest income:
Account maintenance and deposit service fees	1,375	367	2,783	580
Income from bank-owned life insurance	563	163	870	326
Equity income (loss) from mortgage affiliate	191	112	(126)	(367)
Gain on sales of investment securities	-	257	-	257
Other	424	(17)	2,105	19
Total noninterest income	2,553	882	5,632	815

Noninterest expenses:
Salaries and benefits	7,007	3,106	13,779	6,004
Occupancy expenses	1,656	844	3,306	1,635
Furniture and equipment expenses	712	247	1,509	494
Amortization of core deposit intangible	361	75	723	123
Virginia franchise tax expense	492	130	856	241
FDIC assessment	320	68	655	205
Data processing expense	464	210	930	418
Telephone and communication expense	501	183	1,095	345
Amortization of FDIC indemnification asset	177	176	350	367
Net (gain) loss on other real estate owned	(40)	266	160	319
Merger expenses	-	8,603	-	8,926
Other operating expenses	1,967	933	3,873	1,817
Total noninterest expenses	13,617	14,841	27,236	20,894
Income (loss) before income taxes	11,060	(3,804)	21,420	(583)
Income tax expense (benefit)	2,193	(962)	4,294	205
Net income (loss)	$8,867	$(2,842)	$17,126	$(788)

Other comprehensive loss:
Unrealized loss on available for sale securities	$(837)	$(241)	$(2,713)	$81
Realized amounts on securities sold, net	-	(257)	-	(257)
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	2	3	6	6
Net unrealized loss	(835)	(495)	(2,707)	(170)
Tax effect	175	168	569	58
Other comprehensive loss	(660)	(327)	(2,138)	(112)
Comprehensive income (loss)	$8,207	$(3,169)	14,988	(900)

Earnings (loss) per share, basic	$0.37	$(0.21)	$0.71	$(0.06)
Earnings (loss) per share, diluted	$0.37	$(0.21)	$0.71	$(0.06)

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comphrensive
	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2017	$239	$304,932	$18,753	$(1,152)	$322,772
Comprehensive income:
Net income	-	-	17,126	-	17,126
Changes in other comprehensive loss on Investment securities (net of tax, $569, and accretion of $6)	-	-	-	(2,138)	(2,138)
Dividends on common stock ($0.16 per share)	-	-	(3,839)	-	(3,839)
Issuance of common stock under Stock Incentive Plan (110,000 shares, net)	1	359	-	-	360
Reclassification adjustment from accumulated other comprehensive income to retained earnings	-	-	229	(229)	-
Stock-based compensation expense	-	169	-	-	169
Balance - June 30, 2018	$240	$305,460	$32,269	$(3,519)	$334,450

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(dollars in thousands) (Unaudited)

	2018	2017

Operating activities:
Net income (loss)	$17,126	$(788)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	1,649	426
Amortization of core deposit intangible	723	123
Other amortization, net	1,360	110
Accretion of loan discount	(2,453)	(848)
Amortization of FDIC indemnification asset	350	367
Provision for loan losses	2,650	1,600
Earnings on bank-owned life insurance	(706)	(326)
Equity loss on mortgage affiliate	126	367
Stock-based compensation expense	169	101
Gain on sales of investment securities	-	(257)
Gain on bank-owned life insurance death benefit	(164)	-
Net loss on other real estate owned	160	319
Net decrease (increase) in other assets	1,230	(290)
Net decrease in other liabilities	(2,169)	(490)
Net cash and cash equivalents provided by operating activities	20,051	414
Investing activities:
Proceeds from sales of investment securities	-	4,767
Purchases of held to maturity investment securities	-	(9,950)
Proceeds from paydowns, maturities and calls of available for sale investment securities	7,363	-
Proceeds from paydowns, maturities and calls of held to maturity investment securities	2,498	7,141
Loan originations and payments, net	(91,728)	(63,223)
Net decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	756	855
Purchase of bank-owned life insurance	(12,000)	-
Proceeds from bank-owned life insurance death benefit	477	-
Improvements on other real estate owned	52	-
Proceeds from sales of other real estate owned	1,805	383
Proceeds from sales of bank premise and equipment and assets held for sale	2,136	-
Purchases of bank premises and equipment	(1,805)	(339)
Acquisition of Eastern Virginia Bankshares, Inc.	-	(10)
Cash acquired in acquisition of Eastern Virginia Bankshares, Inc.	-	24,025
Net cash and cash equivalents used in investing activities	(90,446)	(36,351)
Financing activities:
Net increase (decrease) in deposits	115,153	(40,742)
Cash dividends paid on common stock	(3,839)	(1,972)
Issuance of common stock for warrants exercised	-	449
Issuance of common stock under Stock Incentive Plan	360	335
Issuance of subordinated notes, net of cost	-	26,075
Net (decrease) increase in short-term borrowings	(14,579)	49,000
Net cash and cash equivalents provided by financing activities	97,095	33,145
Increase (decrease) in cash and cash equivalents	26,700	(2,792)
Cash and cash equivalents at beginning of period	25,463	47,392
Cash and cash equivalents at end of period	$52,163	$44,600

Supplemental disclosure of cash flow information
Cash payments for:
Interest	$11,663	$4,633
Income taxes	4,516	2,390
Supplemental schedule of noncash investing and financing activities
Assets acquired, excluding cash and cash equivalents of $24,025	$-	$1,343,767
Liabilities assumed	-	1,257,533

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018

1.	ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV” or the “Company”) is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank” or the “Bank”) a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its previously announced merger of Eastern Virginia Bankshares, Inc. (“EVBS”) with and into SNBV and the completion of the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank (see Note 2 - Business Combinations).  This combination has brought together two banking companies with complementary business lines, creating one of the premier banking institutions headquartered in the Commonwealth of Virginia.  EVBS was the holding company for EVB, a Virginia state-chartered bank which traced its beginnings to 1910. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At June 30, 2018, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, located in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

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

In January 2016, the FASB issued ASU 2016-1, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU became effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company's consolidated financial statements. In accordance with (d) above, the Company measured fair value of its net loans, certificates of deposits, junior subordinated debt, and senior subordinated notes as of June 30, 2018 using an exit price notion (see Note 8 Fair Value).

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

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU require a reclassification from/to accumulated other comprehensive income and to/from retained earnings for stranded tax effects resulting from the change in the newly enacted federal corporate income tax rate. Consequently, the amendments in this ASU eliminates the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018 with early adoption allowed. Southern National adopted this ASU 2018-02 during the first quarter of 2018. The effect of the adoption of this ASU increased accumulated other comprehensive loss by $229 thousand with the offset to retained earnings as recorded in the statement of changes in stockholders’ equity. This represents the difference between the historical federal corporate income tax rate and the newly enacted 21 percent federal corporate income tax rate.

New Accounting Standards Not Yet Adopted:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which updates narrow aspects of the guidance issued in ASU 2016-02. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Management currently anticipates recognizing a right-of-use asset and a lease liability associated with its long-term operating leases and is in the process of inventorying and categorizing its lease agreements.

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This ASU makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 will be effective for the Company for fiscal years beginning after December 15, 2018. Southern National expects to adopt ASU 2018-09 in the first quarter of 2019 and is evaluating the impact of the standard, but does not expect the guidance to have a material effect on its financial statements.

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

SNBV accounted for the acquisition using the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Under the acquisition method of accounting, the assets and liabilities of EVBS were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. After recognition of all measurement period adjustments, SNBV recognized goodwill of $91.5 million in connection with the acquisition, none of which is deductible for income tax purposes.

The following table details the total consideration paid by SNBV on June 23, 2017 in connection with the acquisition of EVBS, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill.

	As Recorded	Fair Value	As Recorded
(dollars in thousands) (unaudited)	by EVBS	Adjustments	by the Company
Consideration paid:
Cash			$10
SNBV common stock			198,909
Total consideration paid			$198,919

Identifiable assets acquired:
Cash and due from banks	$4,350	$-	$4,350
Interest bearing deposits with banks	18,993	-	18,993
Federal funds sold	682	-	682
Securities available for sale, at fair value	163,029	(150)	162,879
Securities held to maturity, at carrying value	19,036	508	19,544
Restricted securities, at cost	6,734	-	6,734
Loans	1,045,600	(14,188)	1,031,412
Loans held for sale	19,689	-	19,689
Deferred income taxes	15,735	4,912	20,647
Bank premises and equipment	24,242	4,158	28,400
Assets held for sale	2,970	(884)	2,086
Accrued interest receivable	4,272	-	4,272
Other real estate owned	563	(1)	562
Core deposit intangible	435	9,590	10,025
Bank owned life insurance	26,035	-	26,035
Other assets	10,004	-	10,004
Total identifiable assets acquired	1,362,369	3,945	1,366,314

Identifiable liabilities assumed:
Noninterest-bearing demand accounts	226,637	-	226,637
Interest-bearing deposits	920,743	1,182	921,925
Federal funds purchased and repurchase agreements	7,598	-	7,598
Federal Home Loan Bank advances	57,475	-	57,475
Junior subordinated debt	10,310	(801)	9,509
Senior subordinated notes	19,175	1,876	21,051
Accrued interest payable	902	-	902
Other liabilities	12,748	1,000	13,748
Total identifiable liabilities assumed	1,255,588	3,257	1,258,845

Net identifiable assets acquired	$106,781	$688	$107,469

Goodwill resulting from acquisition			$91,450

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from EVBS had the following impact on the consolidating statements of income during the six months ended June 30, 2018:

For the Six Months Ended
(dollars in thousands)	June 30, 2018
Loans (1)	$1,707
Time deposits (2)	394
Junior and senior subordinated debt (3)	42
Core deposit intangible (4)	(627)
Net impact to income before income taxes	$1,516

(1)	Loan discount accretion is included in the “Interest and fees on loans” section of “Interest and dividend income” in the Consolidated Statements of Income.
(2)	Time deposit premium amortization is included in the "Interest on deposits" section of "Interest expense" in the Consolidated Statements of Income.
(3)	The junior subordinated debt discount accretion and senior subordinated notes premium amortization are included in the “Interest on junior subordinated debt” and “Interest on senior subordinated notes” section of “Interest expense”, respectively, in the Consolidated Statements of Income.
(4)	Core deposit intangible premium amortization is included in the "Amortization of core deposit intangible" section of "Noninterest expenses" in the Consolidated Statements of Income.

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

A total of 52,700 stock options were exercised during the first six months of 2018. Southern National granted 58,000 shares of restricted stock during the first six months of 2018. A total of 700 shares of restricted stock issued in 2017 were forfeited during the first quarter of 2018 due to the employee who was granted the restricted shares leaving the Company before the shares had vested.

For the three and six months ended June 30, 2018, stock-based compensation expense was $94 thousand and $169 thousand, respectively. That compares to $41 thousand and $101 thousand for the same periods in 2017, respectively. As of June 30, 2018, unrecognized compensation expense associated with the stock options was $136 thousand, which is expected to be recognized over a weighted average period of 1.9 years.

A summary of the activity in the stock option plan during the six months ended June 30, 2018 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	714,967	$9.83
Granted	-	-
Forfeited	-	-
Exercised	(52,700)	7.37
Options outstanding, end of period	662,267	$10.03	5.4	$5,280

Exercisable at end of period	431,567	$9.05	4.3	$3,167

4.	INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
June 30, 2018	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$29,498	$-	$(919)	$28,579
Obligations of states and political subdivisions	18,443	29	(357)	18,115
Corporate securities	2,010	-	(4)	2,006
Trust preferred securities	2,590	208	(64)	2,734
Residential government-sponsored collateralized mortgage obligations	47,729	1	(1,617)	46,113
Government-sponsored agency securities	3,247	-	(141)	3,106
Agency commercial mortgage-backed securities	28,178	-	(1,029)	27,149
SBA pool securities	22,372	5	(343)	22,034
Total	$154,067	$243	$(4,474)	$149,836

	Amortized	Gross Unrealized		Fair
December 31, 2017	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$31,145	$3	$(284)	$30,864
Obligations of states and political subdivisions	18,581	187	(41)	18,727
Corporate securities	2,013	2	-	2,015
Trust preferred securities	2,590	-	(202)	2,388
Residential government-sponsored collateralized mortgage obligations	51,521	1	(756)	50,766
Government-sponsored agency securities	3,247	-	(21)	3,226
Agency commercial mortgage-backed securities	28,263	-	(365)	27,898
SBA pool securities	24,829	68	(108)	24,789
Total	$162,189	$261	$(1,777)	$160,673

The amortized cost, unrecognized gains and losses, and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
June 30, 2018	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$10,459	$3	$(294)	$10,168
Obligations of states and political subdivisions	22,656	95	(192)	22,559
Trust preferred securities	3,054	172	(15)	3,211
Residential government-sponsored collateralized mortgage obligations	7,353	-	(136)	7,217
Government-sponsored agency securities	52,653	-	(3,316)	49,337
Total	$96,175	$270	$(3,953)	$92,492

	Amortized	Gross Unrecognized		Fair
December 31, 2017	Cost	Gains	Losses	Value
Residential government-sponsored mortgage-backed securities	$11,500	$23	$(77)	$11,446
Obligations of states and political subdivisions	22,830	169	(56)	22,943
Trust preferred securities	3,205	165	(17)	3,353
Residential government-sponsored collateralized mortgage obligations	8,727	-	(99)	8,628
Government-sponsored agency securities	52,650	25	(1,448)	51,227
Total	$98,912	$382	$(1,697)	$97,597

The amortized cost amounts are net of recognized other than temporary impairment.

The fair value and carrying amount, if different, of debt investment securities as of June 30, 2018, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$5,367	$5,348	$3,402	$3,317
Due in five to ten years	20,096	19,165	5,365	5,314
Due after ten years	52,900	50,594	17,523	17,330
Residential government-sponsored mortgage-backed securities	10,459	10,168	29,498	28,579
Residential government-sponsored collateralized mortgage obligations	7,353	7,217	47,729	46,113
Agency commercial mortgage-backed securities	-	-	28,178	27,149
SBA pool securities	-	-	22,372	22,034
Total	$96,175	$92,492	$154,067	$149,836

Investment securities with a carrying amount of approximately $163.9 million and $173.4 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”), and repurchase agreements.

Southern National monitors the portfolio for indicators of other than temporary impairment. At June 30, 2018 and December 31, 2017, certain investment securities’ fair values were below cost. As outlined in the table below, there were investment securities with fair values totaling approximately $222.3 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at June 30, 2018. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these investment securities and it is likely that we will not be required to sell the investment securities before their anticipated recovery, management does not consider these investment securities to be other than temporarily impaired as of June 30, 2018.

The following tables present information regarding investment securities in a continuous unrealized loss position as of June 30, 2018 and December 31, 2017 by duration of time in a loss position (in thousands):

June 30, 2018	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$21,281	$(793)	$7,136	$(126)	$28,417	$(919)
Obligations of states and political subdivisions	16,264	(357)	-	-	16,264	(357)
Corporate securities	1,006	(4)	-	-	1,006	(4)
Trust preferred securities	-	-	1,035	(64)	1,035	(64)
Residential government-sponsored collateralized mortgage obligations	41,339	(1,486)	4,444	(131)	45,783	(1,617)
Government-sponsored agency securities	3,106	(141)	-	-	3,106	(141)
Agency commercial mortgage-backed securities	27,149	(1,029)	-	-	27,149	(1,029)
SBA pool securities	13,254	(247)	5,608	(96)	18,862	(343)
Total	$123,399	$(4,057)	$18,223	$(417)	$141,622	$(4,474)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$7,021	$(178)	$2,599	$(116)	$9,620	$(294)
Obligations of states and political subdivisions	10,965	(99)	3,311	(93)	14,276	(192)
Trust preferred securities	-	-	238	(15)	238	(15)
Residential government-sponsored collateralized mortgage obligations	1,076	(26)	6,141	(110)	7,217	(136)
Government-sponsored agency securities	13,253	(422)	36,085	(2,894)	49,338	(3,316)
Total	$32,315	$(725)	$48,374	$(3,228)	$80,689	$(3,953)

December 31, 2017
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored mortgage-backed securities	$30,336	$(284)	$-	$-	$30,336	$(284)
Obligations of states and political subdivisions	4,642	(41)	-	-	4,642	(41)
Trust preferred securities	1,473	(18)	915	(184)	2,388	(202)
Residential government-sponsored collateralized mortgage obligations	50,555	(756)	-	-	50,555	(756)
Government-sponsored agency securities	1,726	(21)	-	-	1,726	(21)
Agency commercial mortgage-backed securities	27,898	(365)	-	-	27,898	(365)
SBA pool securities	15,156	(108)	-	-	15,156	(108)
Total	$131,786	$(1,593)	$915	$(184)	$132,701	$(1,777)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored mortgage-backed securities	$3,409	$(26)	$2,986	$(51)	$6,395	$(77)
Obligations of states and political subdivisions	7,918	(34)	1,782	(22)	9,700	(56)
Trust preferred securities	-	-	240	(17)	240	(17)
Residential government-sponsored collateralized mortgage obligations	7,112	(46)	1,516	(53)	8,628	(99)
Government-sponsored agency securities	1,719	(2)	37,532	(1,446)	39,251	(1,448)
Total	$20,158	$(108)	$44,056	$(1,589)	$64,214	$(1,697)

As of June 30, 2018, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
						(in thousands)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	AA	$3,026	$2,801	$2,973	18%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	BBB	257	253	238	32%	4
						3,283	3,054	3,211		$223

										Cumulative OTTI
										Related to
										Credit Loss (2)
Available for Sale
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	1,035	26%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,491	1,699	14%	660
						3,650	2,590	2,734		$1,060

Total						$6,933	$5,644	$5,945

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

We recognized no other than temporary impairment charges during the six months ended June 30, 2018 and 2017, respectively.

Changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2018 and 2017 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Losses on Available for Sale	Held to Maturity
For the three months ended June 30, 2018	Securities	Securities	Total
Beginning balance	$(2,680)	$(179)	$(2,859)
Other comprehensive (loss) income before reclassifications	(662)	2	(660)
Ending balance	$(3,342)	$(177)	$(3,519)

	Unrealized Holding
	Losses on Available for Sale	Held to Maturity
For the three months ended June 30, 2017	Securities	Securities	Total
Beginning balance	$(414)	$(160)	$(574)
Other comprehensive (loss) income before reclassifications	(331)	4	(327)
Ending balance	$(745)	$(156)	$(901)

	Unrealized Holding
	Losses on Available for Sale	Held to Maturity
For the six months ended June 30, 2018	Securities	Securities	Total
Beginning balance	$(999)	$(153)	$(1,152)
Other comprehensive (loss) income before reclassifications	(2,144)	6	(2,138)
Reclassification adjustment	(199)	(30)	(229)
Ending balance	$(3,342)	$(177)	$(3,519)

	Unrealized Holding
	Losses on Available for Sale	Held to Maturity
For the six months ended June 30, 2017	Securities	Securities	Total
Beginning balance	$(627)	$(162)	$(789)
Other comprehensive (loss) income before reclassifications	(118)	6	(112)
Ending balance	$(745)	$(156)	$(901)

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Loans secured by real estate:
Commercial real estate - owner occupied	$402,839	$401,847
Commercial real estate - non-owner occupied	477,032	440,700
Secured by farmland	21,347	23,038
Construction and land loans	190,399	197,972
Residential 1-4 family	546,648	483,006
Multi- family residential	83,471	70,892
Home equity lines of credit	136,820	152,829
Total real estate loans	1,858,556	1,770,284

Commercial loans	261,487	253,258
Consumer loans	35,000	39,374
Gross loans	2,155,043	2,062,916

Less deferred fees on loans	(151)	(588)
Loans, net of deferred fees	$2,154,892	$2,062,328

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

On June 23, 2017, in connection with the merger with EVBS, SNBV acquired loans held for sale with a fair value, after recognition of certain measurement period adjustments, of $19.7 million and loans held for investment with an unpaid principal balance of $1.05 billion and an estimated fair value, after recognition of certain measurement period adjustments, of $1.03 billion, which created an accretable discount of $14.2 million at acquisition. As of June 30, 2018, outstanding loans acquired in the merger with EVBS totaled $819 million.

As part of the Greater Atlantic Bank acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC: one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. Covered loans totaled $19.9 million and $23.3 million at June 30, 2018 and December 31, 2017, respectively.

Accretable discount on the acquired EVBS, Greater Atlantic Bank (“GAB”), Prince George’s Federal Savings Bank (“PGFSB”), and the HarVest Bank (“HarVest”) loans totaled $15.5 million and $17.5 million at June 30, 2018 and December 31, 2017, respectively.

For the three acquisitions subsequent to the Greater Atlantic Bank acquisition noted above, management sold the majority of the purchased credit impaired loans immediately after closing of the acquisition.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

	Total Loans
		Unpaid
	Recorded	Principal	Related
June 30, 2018	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$665	$665	$-
Commercial real estate - non-owner occupied (2)	191	296	-
Construction and land development	-	-	-
Commercial loans	4,044	11,388	-
Residential 1-4 family (3)	2,665	2,719	-
Other consumer loans	22	22	-

Total	$7,587	$15,090	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-
Construction and land development	-	-	-
Commercial loans	-	-	-
Residential 1-4 family (3)	-	-	-
Other consumer loans	-	-	-

Total	$-	$-	$-
Grand total	$7,587	$15,090	$-

(1)	Includes $4.0 million in SBA guarantees.
(2)	Includes loans secured by farmland and multi-family loans.
(3)	Includes home equity lines of credit.

	Total Loans
		Unpaid
	Recorded	Principal	Related
December 31, 2017	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$767	$781	$-
Commercial real estate - non-owner occupied (2)	766	830	-
Construction and land development	9,969	9,984	-
Commercial loans	6,035	12,847	-
Residential 1-4 family (3)	3,160	3,430	-
Other consumer loans	-	-	-

Total	$20,697	$27,872	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-
Construction and land development	-	-	-
Commercial loans	-	-	-
Residential 1-4 family (3)	-	-	-
Other consumer loans	-	-	-

Total	$-	$-	$-
Grand total	$20,697	$27,872	$-

(1)	Includes $5.0 million in SBA guarantees.
(2)	Includes loans secured by farmland and multi-family loans.
(3)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended June 30, 2018	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$668	$9
Commercial real estate - non-owner occupied (1)	193	5
Construction and land development	-	-
Commercial loans	5,109	10
Residential 1-4 family (2)	2,894	14
Other consumer loans	21	-

Total	$8,885	$38

With an allowance recorded
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	-	-
Residential 1-4 family (2)	-	-
Other consumer loans	-	-

Total	$-	$-
Grand total	$8,885	$38

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended June 30, 2017	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	2,052	-
Residential 1-4 family (2)	1,287	9
Other consumer loans	-	-

Total	$3,339	$9

With an allowance recorded
Commercial real estate - owner occupied	$1,271	$8
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	-	-
Residential 1-4 family (2)	430	-
Other consumer loans	-	-

Total	$1,701	$8
Grand total	$5,040	$17

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Six Months Ended June 30, 2018	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$670	$17
Commercial real estate - non-owner occupied (1)	194	10
Construction and land development	-	-
Commercial loans	5,032	25
Residential 1-4 family (2)	2,733	49
Other consumer loans	21	-

Total	$8,650	$101

With an allowance recorded
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	-	-
Residential 1-4 family (2)	-	-
Other consumer loans	-	-

Total	$-	$-
Grand total	$8,650	$101

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Six Months Ended June 30, 2017	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	2,085	-
Residential 1-4 family (2)	1,288	17
Other consumer loans	-	-

Total	$3,373	$17

With an allowance recorded
Commercial real estate - owner occupied	$1,297	$16
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	-	-
Residential 1-4 family (2)	336	-
Other consumer loans	-	-

Total	$1,633	$16
Grand total	$5,006	$33

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2018 and December 31, 2017 (in thousands):

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
June 30, 2018	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$954	$-	$-	$954	$-	$401,885	$402,839
Commercial real estate - non-owner occupied (1)	44	-	-	44	-	581,806	581,850
Construction and land development	44	114	-	158	-	190,241	190,399
Commercial loans	296	22	-	318	3,699	257,470	261,487
Residential 1-4 family (2)	2,836	1,192	-	4,028	2,061	677,379	683,468
Other consumer loans	25	54	-	79	21	34,900	35,000

Total	$4,199	$1,382	$-	$5,581	$5,781	$2,143,681	$2,155,043

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
December 31, 2017	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$687	$-	$-	$687	$-	$401,160	$401,847
Commercial real estate - non-owner occupied (1)	138	50	-	188	-	534,442	534,630
Construction and land development	1,134	44	-	1,178	9,969	186,825	197,972
Commercial loans	496	-	-	496	5,664	247,098	253,258
Residential 1-4 family (2)	2,926	361	-	3,287	2,392	630,156	635,835
Other consumer loans	57	1	-	58	-	39,316	39,374

Total	$5,438	$456	$-	$5,894	$18,025	$2,038,997	$2,062,916

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

Activity in the allowance for non-covered loan and lease losses for the three and six months ended June 30, 2018 and 2017 is summarized below (in thousands):

		Commercial
	Commercial	Real Estate
	Real Estate	Non-owner	Construction		1-4 Family	Other
	Owner	Occupied	and Land	Commercial	Residential	Consumer	Un-
	Occupied	(1)	Development	Loans	(2)	Loans	allocated	Total
Three Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$859	$1,550	$804	$5,272	$1,450	$820	$-	$10,755
Charge offs	-	-	-	(707)	(95)	(91)	-	(893)
Recoveries	4	-	-	32	25	27	-	88
Provision	(113)	(257)	69	1,709	199	(557)	-	1,050

Ending balance	$750	$1,293	$873	$6,306	$1,579	$199	$-	$11,000

Three Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$1,188	$1,546	$801	$3,007	$1,254	$74	$808	$8,678
Charge offs	-	(100)	-	(467)	(307)	(5)	-	(879)
Recoveries	11	299	-	36	2	-	-	348
Provision	(261)	45	295	115	474	15	367	1,050

Ending balance	$938	$1,790	$1,096	$2,691	$1,423	$84	$1,175	$9,197

(1)	Includes loans secured by farmland and multi-family loans.

(2)	Includes home equity lines of credit.

		Commercial
	Commercial	Real Estate
	Real Estate	Non-owner	Construction		1-4 Family	Other
	Owner	Occupied	and Land	Commercial	Residential	Consumer	Un-
	Occupied	(1)	Development	Loans	(2)	Loans	allocated	Total
Six Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$690	$1,321	$692	$4,496	$1,586	$612	$-	$9,397
Charge offs	-	-	-	(937)	(261)	(182)	-	(1,380)
Recoveries	7	-	-	207	89	30	-	333
Provision	53	(28)	181	2,540	165	(261)	-	2,650

Ending balance	$750	$1,293	$873	$6,306	$1,579	$199	$-	$11,000

Six Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610
Charge offs	-	(100)	-	(967)	(319)	(5)	-	(1,391)
Recoveries	21	299	-	51	5	2	-	378
Provision	12	107	344	241	458	9	429	1,600

Ending balance	$938	$1,790	$1,096	$2,691	$1,423	$84	$1,175	$9,197

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of June 30, 2018 and December 31, 2017 (in thousands):

		Commercial
	Commercial	Real Estate
	Real Estate	Non-owner	Construction		1-4 Family	Other
	Owner	Occupied	and Land	Commercial	Residential	Consumer	Un-
	Occupied	(1)	Development	Loans	(2)	Loans	allocated	Total
June 30, 2018
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	750	1,293	873	6,306	1,579	199	-	11,000
Total ending allowance	$750	$1,293	$873	$6,306	$1,579	$199	$-	$11,000

Loans:
Individually evaluated for impairment	$665	$191	$-	$4,044	$2,665	$22	$-	$7,587
Collectively evaluated for impairment	402,174	581,659	190,399	257,443	680,803	34,978	-	2,147,456
Total ending loan balances	$402,839	$581,850	$190,399	$261,487	$683,468	$35,000	$-	$2,155,043

December 31, 2017
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	690	1,321	692	4,496	1,586	612	-	9,397
Total ending allowance	$690	$1,321	$692	$4,496	$1,586	$612	$-	$9,397

Loans:
Individually evaluated for impairment	$767	$766	$9,969	$6,035	$3,160	$-	$-	$20,697
Collectively evaluated for impairment	401,080	533,864	188,003	247,223	632,675	39,374	-	2,042,219
Total ending loan balances	$401,847	$534,630	$197,972	$253,258	$635,835	$39,374	$-	$2,062,916

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

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

During the six months ending June 30, 2018 and June 30, 2017, there were no loans modified in TDRs. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $665 thousand, was current as of June 30, 2018.

Credit Quality Indicator

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Southern National had no loans classified as Doubtful at June 30, 2018 or December 31, 2017.

As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Total Loans
	Special
June 30, 2018	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$6,775	$1,551	$394,513	$402,839
Commercial real estate - non-owner occupied (1)	5,280	191	576,379	581,850
Construction and land development	83	-	190,316	190,399
Commercial loans	6,678	4,044	250,765	261,487
Residential 1-4 family (2)	1,017	3,379	679,072	683,468
Other consumer loans	152	22	34,826	35,000
Total	$19,985	$9,187	$2,125,871	$2,155,043

	Total Loans
	Special
December 31, 2017	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$4,178	$1,678	$395,991	$401,847
Commercial real estate - non-owner occupied (1)	5,705	830	528,095	534,630
Construction and land development	128	9,969	187,875	197,972
Commercial loans	5,936	6,035	241,287	253,258
Residential 1-4 family (2)	1,323	3,935	630,577	635,835
Other consumer loans	162	-	39,212	39,374
Total	$17,432	$22,447	$2,023,037	$2,062,916

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

(3) Includes SBA guarantees of $4.0 million and $5.0 million as of June 30, 2018 and December 31, 2017, respectively.

The amount of foreclosed residential real estate property held at June 30, 2018 and December 31, 2017 was $1.4 million and $3.3 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $83 thousand and $939 thousand at June 30, 2018 and December 31, 2017, respectively.

6.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts sold by EVBS premerger. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $15.7 million and $15.2 million as of June 30, 2018 and December 31, 2017, respectively.

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

At June 30, 2018 and December 31, 2017, we had unfunded lines of credit and undisbursed construction loan funds totaling $326.8 million and $361.7 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Pre-merger, EVBS sold its credit card portfolio. With that sale, EVBS guaranteed the credit card accounts of certain customers to the bank that issues the cards. In connection with the merger with EVBS, Southern National now is the guarantor. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty and are not considered significant as of June 30, 2018.

7.	Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (dollars in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2018
Basic EPS	$8,867	$24,038	$0.37
Effect of dilutive stock options and warrants	-	292	-
Diluted EPS	$8,867	$24,330	$0.37

For the three months ended June 30, 2017
Basic EPS	$(2,842)	$13,231	$(0.21)
Effect of dilutive stock options and warrants	-	-	-
Diluted EPS	$(2,842)	$13,231	$(0.21)

For the six months ended June 30, 2018
Basic EPS	$17,126	$24,000	$0.71
Effect of dilutive stock options and warrants	-	282	-
Diluted EPS	$17,126	$24,282	$0.71

For the six months ended June 30, 2017
Basic EPS	$(788)	$12,772	$(0.06)
Effect of dilutive stock options and warrants	-	-	-
Diluted EPS	$(788)	$12,772	$(0.06)

There were 422,789 and 432,713 anti-dilutive options outstanding for the three and six months ended June 30, 2018. There were 466,655 and 172,819 anti-dilutive options and warrants outstanding for the three and six months ended June 30, 2017, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Residential government-sponsored mortgage-backed securities	$28,579	$-	$28,579	$-
Obligations of states and political subdivisions	18,115	-	18,115	-
Corporate securities	2,006	-	2,006	-
Trust preferred securities	2,734	-	2,734	-
Residential government-sponsored collateralized mortgage obligations	46,113	-	46,113	-
Government-sponsored agency securities	3,106	-	3,106	-
Agency commercial mortgage-backed securities	27,149	-	27,149	-
SBA pool securities	22,034	-	22,034	-
Total	$149,836	$-	$149,836	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Residential government-sponsored mortgage-backed securities	$30,864	$-	$30,864	$-
Obligations of states and political subdivisions	18,727	-	18,727	-
Corporate securities	2,015	-	2,015	-
Trust preferred securities	2,388	-	2,388	-
Residential government-sponsored collateralized mortgage obligations	50,766	-	50,766	-
Government-sponsored agency securities	3,226	-	3,226	-
Agency commercial mortgage-backed securities	27,898	-	27,898	-
SBA pool securities	24,789	-	24,789	-
Total	$160,673	$-	$160,673	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at June 30, 2018 and December 31, 2017. For loans who fair values are not measured based on the fair value of the collateral, impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired totaled $7.6 million (including SBA guarantees of $4.0 million) as of June 30, 2018 with no allocation made to the allowance for loan losses compared to a carrying amount of $20.7 million (including SBA guarantees of $5.0 million) with $0 allocated allowance for loan losses at December 31, 2017.

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

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5.0% to 7.6% of collateral valuation at June 30, 2018 and December 31, 2017. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At June 30, 2018 and December 31, 2017 total OREO was $5.6 million and $7.6 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$665	$-	$-	$665
Commercial real estate - non-owner occupied (1)	191	-	-	191
Commercial loans	4,044	-	-	4,044
Residential 1-4 family (2)	2,665	-	-	2,665
Consumer	22	-	-	22
Assets held for sale	600	-	-	600
Other real estate owned:
Commercial real estate - owner occupied (1)	1,008	-	-	1,008
Construction and land development	3,185	-	-	3,185
Residential 1-4 family (2)	1,367	-	-	1,367

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$767	$-	$-	$767
Commercial real estate - non-owner occupied (1)	766	-	-	766
Construction and land development	9,969	-	-	9,969
Commercial loans	6,035	-	-	6,035
Residential 1-4 family (2)	3,160	-	-	3,160
Assets held for sale	1,927	-	-	1,927
Other real estate owned:
Commercial real estate - owner occupied (1)	1,060	-	-	1,060
Construction and land development	3,229	-	-	3,229
Residential 1-4 family (2)	3,288	-	-	3,288

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		June 30, 2018		December 31, 2017
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$52,163	$52,163	$25,463	$25,463
Securities available for sale	Level 2	149,836	149,836	160,673	160,673
Securities held to maturity	Level 2	96,175	92,492	98,912	97,597
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	26,019	n/a	26,775	n/a
Equity investment in mortgage affiliate	Level 3	4,597	4,597	4,723	4,723
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	3,305	3,305
Net loans	Level 3	2,143,892	2,141,499	2,052,931	2,058,779
Accrued interest receivable	Level 2 & Level 3	8,162	8,162	8,073	8,073
FDIC indemnification asset	Level 3	1,003	309	1,353	309
Financial liabilities:
Demand deposits	Level 1	$659,335	659,335	$649,067	$649,067
Money market and savings accounts	Level 1	477,081	477,081	517,031	517,031
Certificates of deposit	Level 3	844,287	841,742	699,058	694,368
Securities sold under agreements to repurchase	Level 1	20,289	20,289	15,468	15,468
FHLB short term advances	Level 1	316,215	316,215	335,615	335,615
Junior subordinated debt	Level 2	9,559	9,854	9,534	12,043
Senior subordinated notes	Level 2	47,109	47,065	47,128	58,163
Accrued interest payable	Level 1 & Level 3	2,639	2,639	2,273	2,273

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

At June 30, 2018 fair value of net loans, certificates of deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion in accordance with the adoption of ASU 2016-01. At December 31, 2017 the fair value of net loans and certificates of deposits are based on discounted cash flows using current market rates applied to the estimated life of the asset.

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (“FHLB”) overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers.

In the second quarter of 2016, the Company discontinued offering repo accounts. However, repo accounts totaling $7.6 million were assumed on June 23, 2017 in the merger with EVBS. During the third quarter of 2017 the Company determined that it will continue to offer repo accounts and the balance at June 30, 2018 and December 31, 2017 was $20.3 million and $15.5 million, respectively.

10.	JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In connection with our merger with EVBS, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of June 30, 2018 and December 31, 2017, the interest rate was 5.28% and 4.55%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At June 30, 2018, all of the trust preferred securities qualified as Tier 1 capital.

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

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At June 30, 2018, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At June 30, 2018, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $807 thousand.

Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. The EVBS Senior Subordinated Notes bear interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the EVBS Senior Subordinated Notes will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the EVBS Senior Subordinated Notes as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At June 30, 2018 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2017. Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be attained for any other period.

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

OVERVIEW

SNBV is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its previously announced merger of EVBS with and into SNBV and the completion of the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank.  This combination has brought together two banking companies with complementary business lines, creating one of the premier banking institutions headquartered in the Commonwealth of Virginia.  EVBS was the holding company for EVB, a Virginia state-chartered bank which traced its beginnings to 1910. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At June 30,2018, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

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

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended June 30, 2018 was $8.9 million or $0.37 per basic and diluted earnings per share and $17.1 million or $0.71 per basic and diluted earnings per share or the first half of 2018. That compares to a net loss of ($2.8) million, or ($0.21) basic and diluted earnings per share for the three months ended June 30, 2017 and a loss of ($788) thousand for the six months ended June 30, 2017. When comparing SNBV’s results for the six months ended June 30, 2018 to the same six months in 2017, note that most categories increased due to the merger with EVBS on June 23, 2017.

During the second quarter of 2018, the following affected net income positively:

•	$1.2 million of accretion income from the acquired loan discounts;
•	$732 thousand of interest income recognized on the payout of a $9.9 million nonaccrual loan; and
•	$250 thousand of other noninterest income from recoveries of legacy investment securities and loans charged off by EVBS before Southern National merged with EVBS in June of 2017.

For the first six months of 2018, the following affected net income positively:

•	$2.5 million of accretion income from the acquired loan discounts;
•	$1.7 million of other noninterest income from recoveries of legacy investment securities and loans charged off by EVBS before Southern National merged with EVBS in June of 2017; and
•	the reduced effective income tax rate of 21% from 34% due to the enactment of the Tax Cuts and Jobs Act of 2017, which became effective on January 1, 2018.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $23.2 million for the quarter ended June 30, 2018 compared to $11.2 million during the same period last year. Southern National’s net interest margin was 3.79% in the second quarter of 2018 compared to 3.72% during the second quarter of 2017. Total income on interest-earning assets was $30.0 million and $14.2 million for the three months ended June 30, 2018 and 2017, respectively. The yield on average interest-earning assets was 4.86% and 4.73% for the second quarters of 2018 and 2017, respectively. Interest and fees on loans totaled $27.7 million and $13.3 million for the second quarters of 2018 and 2017, respectively. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $1.2 million to interest income on loans for the quarter ended June 30, 2018 compared to $630 thousand during the second quarter of 2017. Average loans during the second quarter of 2018 were $2.14 billion compared to $1.07 billion during the same period last year. The increase in average loans was mainly attributable to the acquisition of EVBS in June of 2017.

Total interest expense was $6.5 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively. Interest on deposits were $3.8 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively. Total average interest-bearing deposits for the second quarters of 2018 and 2017 were $1.56 billion and $865.6 million, respectively. The increase in total average interest-bearing deposits was mainly attributable to the acquisition of EVBS in June of 2017. The yield on total average interest-bearing deposits was 0.98% and 1.05% for the quarters ended June 30, 2018 and 2017, respectively. Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, and senior subordinated notes, was $2.7 million and $786 thousand for the three months ended June 30, 2018 and 2017, respectively. Total average borrowings were $451.9 million and $113.8 million for the three months ended June 30, 2018 and 2017, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	June 30, 2018			June 30, 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,141,966	$27,697	5.19%	$1,071,508	$13,332	4.99%
Investment securities	250,573	1,560	2.50%	107,079	708	2.65%
Other earning assets	58,517	426	2.92%	29,241	209	2.87%
Total earning assets	2,451,056	29,683	4.86%	1,207,828	14,249	4.73%
Allowance for loan losses	(11,172)			(8,966)
Total non-earning assets	262,974			94,757
Total assets	$2,702,858			$1,293,619

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$327,459	336	0.41%	$64,579	44	0.27%
Money market accounts	330,214	619	0.75%	152,517	183	0.48%
Savings accounts	164,421	132	0.32%	65,526	89	0.54%
Time deposits	739,673	2,722	1.48%	582,878	1,942	1.34%
Total interest-bearing deposits	1,561,767	3,810	0.98%	865,500	2,258	1.05%
Borrowings	451,919	2,699	2.40%	113,784	786	2.77%
Total interest-bearing liabilities	2,013,686	6,509	1.30%	979,284	3,044	1.25%
Noninterest-bearing liabilities:
Demand deposits	336,849			129,311
Other liabilities	19,248			10,379
Total liabilities	2,369,783			1,118,974
Stockholders' equity	333,075			174,645
Total liabilities and stockholders' equity	$2,702,858			$1,293,619
Net interest income		$23,174			$11,205
Interest rate spread			3.56%			3.48%
Net interest margin			3.79%			3.72%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Six-Month Comparison. Net interest income was $45.7 million for the six months ended June 30, 2018 compared to $21.1 million during the same period last year. Southern National’s net interest margin was 3.80% for the first six months of 2018 compared to 3.72% during the same period of 2017. Total income on interest-earning assets was $57.7 million and $26.8 million for the six months ended June 30, 2018 and 2017, respectively. The yield on average interest-earning assets was 4.81% and 4.73% for the first six months of 2018 and 2017, respectively. Interest and fees on loans totaled $53.6 million and $25.1 million for the six months ended June 30, 2018 and 2017, respectively. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $2.5 million to interest income on loans for the six months ended June 30, 2018 compared to $1.1 million for the six months ended June 30, 2017. Average loans during the first half of 2018 were $2.11 billion compared to $1.01 billion during the same period last year. The increase in average loans was mainly attributable to the acquisition of EVBS in June of 2017. Total interest expense was $12.0 million and $5.7 million for the six months ended June 30, 2018 and 2017, respectively. Interest on deposits were $7.1 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively. Total average interest-bearing deposits for the first halves of 2018 and 2017 were $1.55 billion and $840.2 million, respectively. The increase in total average interest-bearing deposits was mainly attributable to the acquisition of EVBS in June of 2017. The yield on total average interest-bearing deposits was 0.92% and 1.06% for the six months ended June 30, 2018 and 2017, respectively. Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, and senior subordinated notes, was $4.9 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. Total average borrowings were $439.0 million and $94.5 million for the three months ended June 30, 2018 and 2017, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Six Months Ended
	June 30, 2018			June 30, 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,109,109	53,602	5.13%	$1,014,829	25,093	4.99%
Investment securities	254,083	3,201	2.54%	99,022	1,330	2.71%
Other earning assets	58,401	900	3.11%	29,517	371	2.53%
Total earning assets	2,421,593	57,703	4.81%	1,143,368	26,794	4.73%
Allowance for loan losses	(10,781)			(8,934)
Total non-earning assets	259,038			82,778
Total assets	$2,669,850			$1,217,212

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$327,427	652	0.40%	$50,719	61	0.24%
Money market accounts	336,425	1,179	0.71%	140,743	315	0.45%
Savings accounts	163,786	260	0.32%	59,440	169	0.57%
Time deposits	719,453	4,989	1.40%	589,256	3,873	1.33%
Total interest-bearing deposits	1,547,091	7,080	0.92%	840,158	4,418	1.06%
Borrowings	439,022	4,949	2.27%	94,460	1,280	2.73%
Total interest-bearing liabilities	1,986,113	12,029	1.22%	934,618	5,698	1.23%
Noninterest-bearing liabilities:
Demand deposits	333,095			113,687
Other liabilities	18,861			9,043
Total liabilities	2,338,069			1,057,348
Stockholders' equity	331,781			159,864
Total liabilities and stockholders' equity	$2,669,850			$1,217,212
Net interest income		45,674			21,096
Interest rate spread			3.58%			3.50%
Net interest margin			3.80%			3.72%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The provision for loan loss for the quarters ended June 30, 2018 and June 30, 2017 was $1.1 million. For the six months ended June 30, 2018, the loan loss provision was $2.7 million compared to $1.6 million for the same period last year. Net charge offs for the three months and six months ended June 30, 2018 was $804 thousand and $1.0 million respectively. That compares to net charges offs of $531 thousand and $1.0 million for the three and six months ended June 30, 2017, respectively.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2018	2017	Change
Account maintenance and deposit service fees	$1,375	$367	$1,008
Income from bank-owned life insurance	563	163	400
Equity income from mortgage affiliate	191	112	79
Gain on sales of investment securities	-	257	(257)
Other	424	(17)	441
Total noninterest income	$2,553	$882	$1,671

During the second quarter of 2018, Southern National had noninterest income of $2.6 million compared to $882 thousand during the second quarter of 2017. Account maintenance and deposit service fees, which totaled $1.4 million for the second quarter of 2018, increased $1.0 million when compared to the same quarter last year. The increase in account maintenance and deposit service fees was primarily driven by the additional fees made on the retail deposits acquired in the merger with EVBS on June 23, 2017. Income from bank-owned life insurance, which totaled $563 thousand for the second quarter of 2018, increased $400 thousand when compared to $163 thousand of income in second quarter of 2017. The second quarter increase was driven by $164 thousand of bank-owned life insurance income recognized from a death benefit payout in the second quarter of 2018 as well as the income from the purchase of an additional $12.0 million in bank-owned life insurance early in the second quarter of 2018. Income from the investment in STM totaled $191 thousand compared to the $112 thousand during the same quarter last year. Other noninterest income, which totaled $424 thousand for the second quarter of 2018, increased $441 thousand when compared to the same quarter last year.

The following table presents the major categories of noninterest income for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2018	2017	Change
Account maintenance and deposit service fees	$2,783	$580	$2,203
Income from bank-owned life insurance	870	326	544
Equity loss from mortgage affiliate	(126)	(367)	241
Gain on sales of investment securities	-	257	(257)
Other	2,105	19	2,086
Total noninterest income	$5,632	$815	$4,817

Noninterest income increased to $5.6 million in the first six months of 2018 from $815 thousand in the first six months of 2017. The $4.8 million increase was primarily driven by an increase of $2.2 million increase in account maintenance and deposit fees and an increase $2.1 million in other noninterest income which was primarily driven by $1.7 million of income due to recoveries of premerger charged off loans and securities by EVBS. The increase in account maintenance and deposit service fees was primarily driven by the additional fees made on the retail deposits acquired in the merger with EVBS on June 23, 2017. Income from bank-owned life insurance, which totaled $870 thousand for the first half of 2018, increased $544 thousand when compared to $326 thousand of income in first half of 2017. The increase was driven by $164 thousand of bank-owned life insurance income recognized from a death benefit payout in the second quarter of 2018 as well as the income from the increase in BOLI associated with the EVBS merger as well as the purchase of an additional $12.0 million in bank-owned life insurance early in the second quarter of 2018. The Company recognized a $257 thousand gain on the sale of securities in the second quarter of 2017 while no securities were sold in the first half of 2018.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2018	2017	Change
Salaries and benefits	$7,007	$3,106	$3,901
Occupancy expenses	1,656	844	812
Furniture and equipment expenses	712	247	465
Amortization of core deposit intangible	361	75	286
Virginia franchise tax expense	492	130	362
FDIC assessment	320	68	252
Data processing expense	464	210	254
Telephone and communication expense	501	183	318
Amortization of FDIC indemnification asset	177	176	1
Net (gain) loss on other real estate owned	(40)	266	(306)
Merger expenses	-	8,603	(8,603)
Other operating expenses	1,967	933	1,034
Total noninterest expenses	$13,617	$14,841	$(1,224)

	For the Six Months Ended
	June 30,
(dollars in thousands)	2018	2017	Change
Salaries and benefits	$13,779	$6,004	$7,775
Occupancy expenses	3,306	1,635	1,671
Furniture and equipment expenses	1,509	494	1,015
Amortization of core deposit intangible	723	123	600
Virginia franchise tax expense	856	241	615
FDIC assessment	655	205	450
Data processing expense	930	418	512
Telephone and communication expense	1,095	345	750
Amortization of FDIC indemnification asset	350	367	(17)
Net loss on other real estate owned	160	319	(159)
Merger expenses	-	8,926	(8,926)
Other operating expenses	3,873	1,817	2,056
Total noninterest expenses	$27,236	$20,894	$6,342

Noninterest expense was $13.6 million and $27.2 million during the second quarter and first half of 2018, respectively, compared to $14.8 million and $20.9 million of noninterest expense during the same periods in 2017, respectively, as most noninterest expense categories increased year-over-year due to the merger with EVBS on June 23, 2017. The increases in noninterest expenses associated with the EVBS merger are in-line with Management's pre-merger expectations. Second quarter 2018 expenses remain relatively level when compared to the first quarter of 2018 and Management expects noninterest expense to remain level or perform slightly better during the remainder of 2018. Employee compensation and benefits expense totaled $7.0 million and $13.8 million for the second quarter and first half of 2018, respectively, as compared to $3.1 million and $6.0 million in the same periods of 2017, respectively. Occupancy expenses and Furniture and equipment expenses totaled $2.4 million for the three months ended June 30, 2018 compared to $1.1 million for the three months ended June 30, 2017. The Company recognized a $40 thousand net gain on other real estate owned ("OREO") during the second quarter of 2018, driven by a $190 thousand gain on the sale of one of its OREO properties, but offset by a $150 thousand write-down of another OREO property. A $200 thousand loss on OREO was recorded for the first quarter of 2018. No merger expenses were recorded for 2018 year to date, versus $8.6 million and $8.9 million of merger expenses recorded for the three and six months ended June 30, 2017, respectively. Other expenses totaled $2.0 million and $3.8 million for three and six months ended June 30, 2018, respectively.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $2.73 billion as of June 30, 2018 compared to $2.61 billion as of December 31, 2017. Total loans increased 4.49%, from $2.06 billion at the end of 2017 to $2.15 billion at June 30, 2018, primarily due to organic loan growth. Total deposits were $1.98 billion at June 30, 2018 compared to $1.87 billion at December 31, 2017 and total equity was $334.5 million and $322.8 million at June 30, 2018 and December 31, 2017, respectively.

Loan Portfolio

Loan demand remains elevated in the Company's markets. Net loan growth in the first half of 2018 was $92.6 million, or 4.49%, bringing loans receivable, net of deferred fees to $2.15 billion at June 30, 2018.

The composition of our loan portfolio consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Loans secured by real estate:
Commercial real estate - owner occupied	$402,839	$401,847
Commercial real estate - non-owner occupied	477,032	440,700
Secured by farmland	21,347	23,038
Construction and land loans	190,399	197,972
Residential 1-4 family	546,648	483,006
Multi- family residential	83,471	70,892
Home equity lines of credit	136,820	152,829
Total real estate loans	1,858,556	1,770,284

Commercial loans	261,487	253,258
Consumer loans	35,000	39,374
Gross loans	2,155,043	2,062,916

Less deferred fees on loans	(151)	(588)
Loans, net of deferred fees	$2,154,892	$2,062,328

As of June 30, 2018 and December 31, 2017, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Asset Quality

Asset quality remained high during the first half of 2018. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

Other real estate owned ("OREO") at June 30, 2018 was $5.6 million compared to $7.6 million at December 31, 2017. The Bank sold one OREO property with a book balance of $1.5 million in the second quarter of 2018 and realized a gain of $189 thousand, while another OREO property was written down $150 thousand in the same period.

Non-covered nonaccrual loans were $1.3 million (excluding $3.7 million of loans fully covered by SBA guarantees) at June 30, 2018 compared to $12.3 million (excluding $4.7 million of loans fully covered by SBA guarantees) as of December 31, 2017. During the second quarter of 2018, a $9.9 million loan, that had been on nonaccrual status since the third quarter of 2017, was fully paid off, including $732 thousand of interest which was recognized in the second quarter of 2018. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to total non-covered assets decreased from 0.77% at the end of 2017 to 0.25% at June 30, 2018.

Southern National's allowance for loan losses as a percentage of total non-covered loans at June 30, 2018 was 0.52%, compared to 0.46% at the end of 2017. The allowance for loan losses as a percentage of non-covered non-acquired loans was 0.85% and 0.89% at June 30, 2018 and December 31, 2017, respectively.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

The following table presents a comparison of non-covered nonperforming assets as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Nonaccrual loans	$4,953	$16,931
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	4,953	16,931
Other real estate owned	5,560	7,577
Total non-covered nonperforming assets	$10,513	$24,508

Troubled debt restructurings	$665	$672
SBA guaranteed amounts included in nonaccrual loans	$3,652	$4,664

Allowance for loan losses to nonperforming loans	222.11%	55.50%
Allowance for loan losses to total non-covered loans	0.52%	0.46%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	0.25%	0.77%

Investment Securities

Investment securities, available for sale and held to maturity, totaled $246.0 million at June 30, 2018 down from $259.6 million at December 31, 2017.

Investment securities in our portfolio as of June 30, 2018 were as follows:

•	residential government-sponsored collateralized mortgage obligations in the amount of $53.5 million;
•	agency residential mortgage-backed securities in the amount $39.0 million;
•	corporate bonds in the amount of $2.0 million;
•	commercial mortgage-backed securities in the amount of $27.1 million;
•	SBA loan pool securities in the amount of $22.0 million;
•	callable agency securities in the amount of $55.8 million;
•	trust preferred securities in the amount of $5.8 million; and
•	municipal bonds in the amount of $40.7 million with a taxable equivalent yield of 3.07% and ratings as of June 30, 2018 as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$5,774	AAA	$6,405
Aa1	11,758	AA+	9,087
Aa2	4,346	AA	12,185
Aa3	1,860	AA-	1,761
A1	1,880	A+	1,045
A2	1,549	A	832
Baa1	1,037	BBB+	1,037
NA	12,469	NA	8,321
Total	$40,673	Total	$40,673

No investment securities were purchased or sold during the first half of 2018.

At June 30, 2018, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
						(in thousands)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	AA	$3,026	$2,801	$2,973	18%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	BBB	257	253	238	32%	4
						3,283	3,054	3,211		$223

										Cumulative OTTI
										Related to
										Credit Loss (2)
Available for Sale
Other Than Temporarily Impaired:
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	1,035	26%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,491	1,699	14%	660
						3,650	2,590	2,734		$1,060

Total						$6,933	$5,644	$5,945

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

We recognized no other than temporary impairment charges during the six months ended June 30, 2018 and 2017, respectively.

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

During the six months ended June 30, 2018, we funded our financial obligations with deposits, borrowings from the FHLB of Atlanta and the issuance of the SNBV Senior Subordinated Notes in January 2017. At June 30, 2018, we had $326.8 million of unfunded lines of credit and undisbursed construction loan funds. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the Bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required for Capital		To Be Categorized as
	Actual		Adequacy Purposes (1)		Well Capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Southern National
Common equity tier 1 capital ratio	$222,839	10.79%	$92,953	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	232,839	11.27%	123,937	6.00%	n/a	n/a
Total risk-based capital ratio	290,840	14.08%	165,250	8.00%	n/a	n/a
Leverage ratio	232,839	9.00%	82,625	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$270,004	13.07%	$92,996	4.50%	$134,327	6.50%
Tier 1 risk-based capital ratio	270,004	13.07%	123,994	6.00%	165,325	8.00%
Total risk-based capital ratio	281,004	13.60%	165,325	8.00%	206,657	10.00%
Leverage ratio	270,004	10.43%	103,539	4.00%	129,423	5.00%

December 31, 2017
Southern National
Common equity tier 1 capital ratio	$211,399	10.53%	$90,300	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	220,430	10.98%	120,399	6.00%	n/a	n/a
Total risk-based capital ratio	276,827	13.80%	160,533	8.00%	n/a	n/a
Leverage ratio	220,430	8.82%	100,022	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$256,615	12.79%	$90,282	4.50%	$130,407	6.50%
Tier 1 risk-based capital ratio	256,615	12.79%	120,375	6.00%	160,500	8.00%
Total risk-based capital ratio	266,012	13.26%	160,500	8.00%	200,626	10.00%
Leverage ratio	256,615	10.26%	100,040	4.00%	125,051	5.00%

(1)	When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and will increase each subsequent January 1, until it reaches 2.5% on January 1, 2019.
(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of June 30, 2018 and as of December 31, 2017. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 200 basis point decrease in interest rates at June 30, 2018 and December 31, 2017.

	Sensitivity of Economic Value of Equity
	As of June 30, 2018
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)

Up 400	$503,619	$40,992	8.86%	18.48%	150.58%
Up 300	499,160	36,533	7.90%	18.32%	149.25%
Up 200	492,651	30,024	6.49%	18.08%	147.30%
Up 100	480,627	18,000	3.89%	17.64%	143.71%
Base	462,627	-	0.00%	16.98%	138.32%
Down 100	425,402	(37,225)	-8.05%	15.61%	127.19%
Down 200	363,814	(98,813)	-21.36%	13.35%	108.78%

	Sensitivity of Economic Value of Equity
	As of December 31, 2017
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)

Up 400	$509,991	$48,765	10.57%	19.51%	158.00%
Up 300	505,504	44,278	9.60%	19.34%	156.61%
Up 200	497,373	36,147	7.84%	19.03%	154.09%
Up 100	485,450	24,224	5.25%	18.57%	150.40%
Base	461,226	-	0.00%	17.64%	142.90%
Down 100	399,221	(62,005)	-13.44%	15.27%	123.69%
Down 200	324,959	(136,267)	-29.54%	12.43%	100.68%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2018 and December 31, 2017 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our Asset/Liability Risk Management Policy guidelines at June 30, 2018 and December 31, 2017.

	Sensitivity of Net Interest Income
	As of June 30, 2018
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$104,880	$13,621	4.14%	0.46%
Up 300	101,615	10,356	4.03%	0.35%
Up 200	98,287	7,028	3.92%	0.24%
Up 100	94,740	3,481	3.80%	0.12%
Base	91,259	-	3.68%	0.00%
Down 100	87,598	(3,661)	3.55%	-0.13%
Down 200	85,071	(6,188)	3.45%	-0.23%

	Sensitivity of Net Interest Income
	As of December 31, 2017
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$97,308	$10,749	4.06%	0.41%
Up 300	94,909	8,350	3.97%	0.32%
Up 200	92,404	5,845	3.87%	0.22%
Up 100	89,684	3,125	3.77%	0.12%
Base	86,559	-	3.65%	0.00%
Down 100	86,688	129	3.65%	0.00%
Down 200	86,868	309	3.66%	0.01%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Southern National or Sonabank as of June 30, 2018.

ITEM 1A – RISK FACTORS

As of June 30, 2018 there have been no material changes to the risk factors faced by Southern National from those previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – MINE SAFETY DISCLOSURES

Not applicable

Item 5 – Other Information

Not applicable

ITEM 6 - EXHIBITS

(a) Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Southern National Bancorp of Virginia, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

August 9, 2018	/s/ Joe A. Shearin
(Date)	Joe A. Shearin,
Chief Executive Officer
(Principal Executive Officer)

August 9, 2018	/s/ Joseph D. Pennington
(Date)	Joseph D. Pennington,
Chief Financial Officer
(Principal Financial and Accounting Officer)

