Form 10-Q
period 2018-09-30
Southern National Bancorp of Virginia Inc
filed 2018-11-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

YES ☒          NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒          NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company.” in Rule 12b–2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☒

Non-accelerated filer ☐	An emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 2, 2018, there were 24,052,253 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

September 30, 2018

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)	*
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$8,457	$7,937
Interest-bearing deposits in other financial institutions	21,786	15,815
Federal funds sold	4,220	1,711
Total cash and cash equivalents	34,463	25,463

Securities available for sale, at fair value	144,928	160,673

Securities held to maturity, at amortized cost (fair value of $89,051 and $97,597, respectively)	93,865	98,912

Total loans	2,161,406	2,062,328
Less allowance for loan losses	(11,451)	(9,397)
Net loans	2,149,955	2,052,931

Stock in Federal Reserve Bank and Federal Home Loan Bank	22,870	26,775
Equity investment in mortgage affiliate	4,525	4,723
Preferred investment in mortgage affiliate	3,305	3,305
Bank premises and equipment, net	33,251	35,788
Goodwill	101,954	100,606
Core deposit intangibles, net	8,971	10,054
FDIC indemnification asset	826	1,353
Bank-owned life insurance	62,679	50,790
Other real estate owned	5,589	7,577
Deferred tax assets, net	17,648	16,903
Other assets	17,713	18,399

Total assets	$2,702,542	$2,614,252

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing demand deposits	$339,484	$319,189
Interest-bearing deposits:
NOW accounts	314,509	329,878
Money market accounts	307,882	355,084
Savings accounts	156,399	161,947
Time deposits	906,038	699,058
Total interest-bearing deposits	1,684,828	1,545,967
Total deposits	2,024,312	1,865,156

Securities sold under agreements to repurchase - short term	19,431	15,468
Federal Home Loan Bank (FHLB) advances - short term	242,115	335,615
Junior subordinated debt - long term	9,571	9,534
Senior subordinated notes - long term	47,099	47,128
Other liabilities	19,170	18,579
Total liabilities	2,361,698	2,291,480

Commitments and contingencies (See Note 6)	-	-

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,051,753 and 23,936,453 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	240	239
Additional paid in capital	305,583	304,932
Retained earnings	39,205	18,753
Accumulated other comprehensive loss	(4,184)	(1,152)
Total stockholders' equity	340,844	322,772

Total liabilities and stockholders' equity	$2,702,542	$2,614,252

* Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and dividend income:
Interest and fees on loans	$27,952	$26,726	$81,554	$51,819
Interest and dividends on taxable securities	1,438	1,464	4,320	2,620
Interest and dividends on tax exempt securities	158	159	477	333
Interest and dividends on other earning assets	493	458	1,372	829
Interest on federal funds sold	13	4	34	4
Total interest and dividend income	30,054	28,811	87,757	55,605

Interest expense:
Interest on deposits	4,993	3,391	12,073	7,809
Interest on repurchase agreements	24	12	70	13
Interest on junior subordinated debt	150	120	425	129
Interest on senior subordinated notes	713	712	2,136	1,483
Interest on other borrowings	1,586	726	4,791	1,225
Total interest expense	7,466	4,961	19,495	10,659

Net interest income	22,588	23,850	68,262	44,946

Provision for loan losses	1,050	5,250	3,700	6,850
Net interest income after provision for loan losses	21,538	18,600	64,562	38,096

Noninterest income:
Account maintenance and deposit service fees	1,398	1,518	4,181	2,098
Income from bank-owned life insurance	593	305	1,463	631
Equity loss from mortgage affiliate	(72)	(83)	(198)	(450)
Gain (loss) on sales of investment securities	-	(2)	-	255
Other	719	561	2,824	580
Total noninterest income	2,638	2,299	8,270	3,114

Noninterest expenses:
Salaries and benefits	7,080	7,746	20,859	13,750
Occupancy expenses	1,660	1,703	4,966	3,338
Furniture and equipment expenses	620	907	2,129	1,401
Amortization of core deposit intangible	360	360	1,083	483
Virginia franchise tax expense	491	364	1,347	605
FDIC assessment	159	186	814	391
Data processing expense	475	440	1,405	858
Telephone and communication expense	465	567	1,560	912
Amortization of FDIC indemnification asset	177	173	527	540
Net (gain) loss on other real estate owned	(99)	(106)	61	213
Merger expenses	-	168	-	9,094
Other operating expenses	1,727	1,928	5,600	3,745
Total noninterest expenses	13,115	14,436	40,351	35,330
Income before income taxes	11,061	6,463	32,481	5,880
Income tax expense	2,200	2,089	6,494	2,294
Net income	$8,861	$4,374	$25,987	$3,586

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$(846)	$242	$(3,559)	$323
Realized amounts on securities sold, net	-	2	-	(255)
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	4	3	10	9
Net unrealized gain (loss)	(842)	247	(3,549)	77
Tax effect	177	(84)	746	(26)
Other comprehensive income (loss)	(665)	163	(2,803)	51
Comprehensive income	$8,196	$4,537	23,184	3,637

Earnings per share, basic	$0.37	$0.18	$1.08	$0.22
Earnings per share, diluted	$0.36	$0.18	$1.07	$0.21

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2017	$239	$304,932	$18,753	$(1,152)	$322,772
Comprehensive income:
Net income	-	-	25,987	-	25,987
Changes in other comprehensive loss on investment securities (net of tax, $(746), and accretion of $10)	-	-	-	(2,803)	(2,803)
Dividends on common stock ($0.24 per share)	-	-	(5,764)	-	(5,764)
Issuance of common stock under Stock Incentive Plan (115,300 shares, net)	1	324	-	-	325
Reclassification adjustment from accumulated other comprehensive income to retained earnings for adoption of ASU 2018-02	-	-	229	(229)	-
Stock-based compensation expense	-	327	-	-	327
Balance - September 30, 2018	$240	$305,583	$39,205	$(4,184)	$340,844

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(dollars in thousands) (Unaudited)

	2018	2017
Operating activities:
Net income	$25,987	$3,586
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,446	1,282
Amortization of core deposit intangible	1,083	483
Other amortization, net	1,997	633
Accretion of loan discount	(3,673)	(2,321)
Amortization of FDIC indemnification asset	527	540
Provision for loan losses	3,700	6,850
Earnings on bank-owned life insurance	(1,113)	(631)
Equity loss on mortgage affiliate	198	450
Stock-based compensation expense	327	185
Gain on sales of investment securities	-	(255)
Gain on bank-owned life insurance death benefit	(350)	-
Net loss on other real estate owned	61	213
Net decrease in other assets	979	2,237
Net decrease in other liabilities	(407)	(851)
Net cash and cash equivalents provided by operating activities	31,762	12,401
Investing activities:
Purchase of federal funds sold	-	(623)
Proceeds from sales of investment securities	-	4,767
Purchases of held to maturity investment securities	-	(9,950)
Purchases of available for sale investment securities	-	(1,747)
Proceeds from paydowns, maturities and calls of available for sale investment securities	11,073	3,950
Proceeds from paydowns, maturities and calls of held to maturity investment securities	4,701	9,752
Loan originations and payments, net	(97,621)	(51,059)
Distribution from mortgage affiliate	-	48
Net decrease (increase) in stock in Federal Reserve Bank and Federal Home Loan Bank	3,905	(9,413)
Purchase of bank-owned life insurance	(12,000)	-
Proceeds from bank-owned life insurance death benefit	1,574	-
Improvements on other real estate owned	52	-
Proceeds from sales of other real estate owned	1,875	1,006
Proceeds from sales of bank premise and equipment and assets held for sale	2,136	-
Purchases of bank premises and equipment	(2,045)	(750)
Acquisition of Eastern Virginia Bankshares, Inc.	-	(10)
Cash acquired in acquisition of Eastern Virginia Bankshares, Inc.	-	24,025
Net cash and cash equivalents used in investing activities	(86,350)	(30,004)
Financing activities:
Net increase (decrease) in deposits	158,564	(149,119)
Cash dividends paid on common stock	(5,764)	(3,885)
Issuance of common stock for warrants exercised	-	449
Issuance of common stock under Stock Incentive Plan	325	371
Issuance of subordinated notes, net of cost	-	26,075
Net (decrease) increase in short-term borrowings	(89,537)	119,640
Net cash and cash equivalents provided (used) by financing activities	63,588	(6,469)
Increase (decrease) in cash and cash equivalents	9,000	(24,072)
Cash and cash equivalents at beginning of period	25,463	47,392
Cash and cash equivalents at end of period	$34,463	$23,320

Supplemental disclosure of cash flow information
Cash payments for:
Interest	$18,140	$9,231
Income taxes	6,672	2,390
Supplemental schedule of noncash investing and financing activities
Assets acquired, excluding cash and cash equivalents of $24,025	$-	$1,346,573
Liabilities assumed	-	1,258,164

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

1.	ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV” or the “Company”) is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank” or the “Bank”) a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its previously announced merger of Eastern Virginia Bankshares, Inc. (“EVBS”) with and into SNBV and the completion of the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank (see Note 2 - Business Combinations).  This combination has brought together two banking companies with complementary business lines, creating one of the premier banking institutions headquartered in the Commonwealth of Virginia.  EVBS was the holding company for EVB, a Virginia state-chartered bank which traced its beginnings to 1910. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At September 30, 2018, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, located in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

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

Our primary sources of revenue are derived from financial instruments, namely loans, investment securities, and other financial instruments that are not within the scope of Topic 606. We have evaluated the nature of the Company’s contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income and Comprehensive Income was not necessary. Southern National generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU became effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company's consolidated financial statements. In accordance with (d) above, the Company measured fair value of its net loans, certificates of deposits, junior subordinated debt, and senior subordinated notes as of September 30, 2018 using an exit price notion (see Note 8 Fair Value).

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which was intended to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses in order to provide stakeholders with more detailed reporting and less cost to analyze transactions. This ASU provided a screen to determine when a set of assets is not a business. It required that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. If the screen is not met, the amendments in this update provided a framework to assist entities in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 became effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted ASU 2017-01 on January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.

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

New Accounting Standards Not Yet Adopted:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which updates narrow aspects of the guidance issued in ASU 2016-02. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption of this ASU is permitted for all entities. The guidance is effective for us on January 1, 2019. Upon adoption, management anticipates to recognize a right-of-use asset and a lease liability associated with its long-term operating leases and is in the process of inventorying and categorizing its lease agreements. We are still evaluating the full impact of this ASU to our disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which sets forth a “current expected credit loss” ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Southern National has engaged a third-party to collect data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. We are currently assessing the impact of the adoption of this ASU on our consolidated financial statements.

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

In August 2018, FASB issued ASU 2018-13, Fair Value measurement (Topic 820). This ASU adds, eliminates and modifies certain disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The disclosures are effective using the prospective method for certain disclosures and retrospective for majority of the disclosures. Southern National is currently in the process of evaluating the impact of adopting the new guidance on its consolidated financial statements and disclosures.

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

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from EVBS had the following impact on the consolidating statements of income during the nine months ended September 30, 2018:

For the Nine Months Ended
(dollars in thousands)	September 30, 2018
Loans (1)	$2,743
Time deposits (2)	592
Junior and senior subordinated debt (3)	63
Core deposit intangible (4)	(940)
Net impact to income before income taxes	$2,458

(1)	Loan discount accretion is included in the “Interest and fees on loans” section of “Interest and dividend income” in the Consolidated Statements of Income and Comprehensive Income.
(2)	Time deposit premium amortization is included in the "Interest on deposits" section of "Interest expense" in the Consolidated Statements of Income and Comprehensive Income.
(3)	The junior subordinated debt discount accretion and senior subordinated notes premium amortization are included in the “Interest on junior subordinated debt” and “Interest on senior subordinated notes” section of “Interest expense”, respectively, in the Consolidated Statements of Income and Comprehensive Income.
(4)	Core deposit intangible premium amortization is included in the "Amortization of core deposit intangible" section of "Noninterest expenses" in the Consolidated Statements of Income and Comprehensive Income.

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

A total of 58,000 stock options were exercised during the first nine months of 2018. Southern National granted 58,000 shares of restricted stock during the first nine months of 2018. A total of 700 shares of restricted stock issued in 2017 were forfeited during the first quarter of 2018 due to the employee who was granted the restricted shares leaving the Company before the shares had vested.

For the three and nine months ended September 30, 2018, stock-based compensation expense was $158 thousand and $327 thousand, respectively. That compares to $84 thousand and $185 thousand for the same periods in 2017, respectively. As of September 30, 2018, unrecognized compensation expense associated with the stock options was $114 thousand, which is expected to be recognized over a weighted average period of 1.8 years.

A summary of the activity in the stock option plan during the nine months ended September 30, 2018 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	714,967	$9.83
Granted	-	-
Forfeited	(6,731)	10.16
Exercised	(58,000)	7.62
Options outstanding, end of period	650,236	$10.01	5.2	$4,133

Exercisable at end of period	426,916	$9.02	4.1	$2,556

4. INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
September 30, 2018	Cost	Gains	Losses	Value
Residential government-sponsored
mortgage-backed securities	$28,678	$-	$(1,065)	$27,613
Obligations of states and political subdivisions	18,374	24	(544)	17,854
Corporate securities	2,009	-	(8)	2,001
Trust preferred securities	2,589	380	(274)	2,695
Residential government-sponsored
collateralized mortgage obligations	45,726	-	(1,914)	43,812
Government-sponsored agency securities	3,247	-	(180)	3,067
Agency commercial mortgage-backed securities	28,136	-	(1,110)	27,026
SBA pool securities	21,245	8	(393)	20,860
Total	$150,004	$412	$(5,488)	$144,928

	Amortized	Gross Unrealized		Fair
December 31, 2017	Cost	Gains	Losses	Value
Residential government-sponsored
mortgage-backed securities	$31,145	$3	$(284)	$30,864
Obligations of states and political subdivisions	18,581	187	(41)	18,727
Corporate securities	2,013	2	-	2,015
Trust preferred securities	2,590	-	(202)	2,388
Residential government-sponsored
collateralized mortgage obligations	51,521	1	(756)	50,766
Government-sponsored agency securities	3,247	-	(21)	3,226
Agency commercial mortgage-backed securities	28,263	-	(365)	27,898
SBA pool securities	24,829	68	(108)	24,789
Total	$162,189	$261	$(1,777)	$160,673

The amortized cost, unrecognized gains and losses, and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
September 30, 2018	Cost	Gains	Losses	Value
Residential government-sponsored
mortgage-backed securities	$10,047	$3	$(373)	$9,677
Obligations of states and political subdivisions	21,572	58	(290)	21,340
Trust preferred securities	2,859	157	(6)	3,010
Residential government-sponsored collateralized
mortgage obligations	6,732	-	(149)	6,583
Government-sponsored agency securities	52,655	-	(4,214)	48,441
Total	$93,865	$218	$(5,032)	$89,051

	Amortized	Gross Unrecognized		Fair
December 31, 2017	Cost	Gains	Losses	Value
Residential government-sponsored
mortgage-backed securities	$11,500	$23	$(77)	$11,446
Obligations of states and political subdivisions	22,830	169	(56)	22,943
Trust preferred securities	3,205	165	(17)	3,353
Residential government-sponsored collateralized
mortgage obligations	8,727	-	(99)	8,628
Government-sponsored agency securities	52,650	25	(1,448)	51,227
Total	$98,912	$382	$(1,697)	$97,597

The amortized cost amounts are net of recognized other than temporary impairment.

The fair value and carrying amount, if different, of debt investment securities as of September 30, 2018, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$5,362	$5,305	$3,388	$3,290
Due in five to ten years	19,081	17,897	6,604	6,442
Due after ten years	52,643	49,589	16,227	15,885
Residential government-sponsored	-	-	-	-
mortgage-backed securities	10,047	9,677	28,678	27,613
Residential government-sponsored	-	-	-	-
collateralized mortgage obligations	6,732	6,583	45,726	43,812
Agency commercial mortgage-backed securities	-	-	28,136	27,026
SBA pool securities	-	-	21,245	20,860
Total	$93,865	$89,051	$150,004	$144,928

Investment securities with a carrying amount of approximately $165.7 million and $173.4 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank of Atlanta (“FHLB”), and repurchase agreements.

Southern National monitors the portfolio for indicators of other than temporary impairment. At September 30, 2018 and December 31, 2017, certain investment securities’ fair values were below cost. As outlined in the table below, there were investment securities with fair values totaling approximately $218.8 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at September 30, 2018. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these investment securities and it is likely that we will not be required to sell the investment securities before their anticipated recovery, management does not consider these investment securities to be other than temporarily impaired as of September 30, 2018.

The following tables present information regarding investment securities in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017 by duration of time in a loss position (in thousands):

September 30, 2018	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored
mortgage-backed securities	$397	$(4)	$27,397	$(1,061)	$27,794	$(1,065)
Obligations of states and political subdivisions	11,541	(408)	4,472	(136)	16,013	(544)
Corporate securities	1,001	(8)	-	-	1,001	(8)
Trust preferred securities	-	-	825	(274)	825	(274)
Residential government-sponsored
collateralized mortgage obligations	1,304	(27)	42,510	(1,887)	43,814	(1,914)
Government-sponsored agency securities	-	-	3,067	(180)	3,067	(180)
Agency commercial mortgage-backed securities	-	-	27,026	(1,110)	27,026	(1,110)
SBA pool securities	10,876	(175)	8,318	(218)	19,194	(393)
Total	$25,119	$(622)	$113,615	$(4,866)	$138,734	$(5,488)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored
mortgage-backed securities	$4,440	$(152)	$4,694	$(221)	$9,134	$(373)
Obligations of states and political subdivisions	10,222	(125)	5,463	(165)	15,685	(290)
Trust preferred securities	-	-	247	(6)	247	(6)
Residential government-sponsored collateralized
mortgage obligations	-	-	6,583	(149)	6,583	(149)
Government-sponsored agency securities	11,350	(605)	37,091	(3,609)	48,441	(4,214)
Total	$26,012	$(882)	$54,078	$(4,150)	$80,090	$(5,032)

December 31, 2017
	Less than 12 months		12 Months or More		Total
Available for Sale	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Residential government-sponsored
mortgage-backed securities	$30,336	$(284)	$-	$-	$30,336	$(284)
Obligations of states and political subdivisions	4,642	(41)	-	-	4,642	(41)
Trust preferred securities	1,473	(18)	915	(184)	2,388	(202)
Residential government-sponsored
collateralized mortgage obligations	50,555	(756)	-	-	50,555	(756)
Government-sponsored agency securities	1,726	(21)	-	-	1,726	(21)
Agency commercial mortgage-backed securities	27,898	(365)	-	-	27,898	(365)
SBA pool securities	15,156	(108)	-	-	15,156	(108)
Total	$131,786	$(1,593)	$915	$(184)	$132,701	$(1,777)

	Less than 12 months		12 Months or More		Total
Held to Maturity	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses	Fair value	Unrecognized Losses
Residential government-sponsored
mortgage-backed securities	$3,409	$(26)	$2,986	$(51)	$6,395	$(77)
Obligations of states and political subdivisions	7,918	(34)	1,782	(22)	9,700	(56)
Trust preferred securities	-	-	240	(17)	240	(17)
Residential government-sponsored collateralized
mortgage obligations	7,112	(46)	1,516	(53)	8,628	(99)
Government-sponsored agency securities	1,719	(2)	37,532	(1,446)	39,251	(1,448)
Total	$20,158	$(108)	$44,056	$(1,589)	$64,214	$(1,697)

As of September 30, 2018, we owned pooled trust preferred securities as follows:

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	AA	$2,812	$2,606	$2,763	17%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	BBB	257	253	247	44%	4
						3,069	2,859	3,010		$223

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	825	28%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,870	12%	660
						3,650	2,589	2,695		$1,060

Total						$6,719	$5,448	$5,705

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

We recognized no other than temporary impairment charges during the nine months ended September 30, 2018 and 2017, respectively.

Changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2018 and 2017 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Losses on
For the three months ended September 30, 2018	Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(3,342)	$(177)	$(3,519)
Other comprehensive (loss) income before reclassifications	(667)	2	(665)
Ending balance	$(4,009)	$(175)	$(4,184)

	Unrealized Holding
	Losses on
For the three months ended September 30, 2017	Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(743)	$(158)	$(901)
Other comprehensive income before reclassifications	161	2	163
Ending balance	$(582)	$(156)	$(738)

	Unrealized Holding
	Losses on
For the nine months ended September 30, 2018	Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(999)	$(153)	$(1,152)
Other comprehensive (loss) income before reclassifications	(2,811)	8	(2,803)
Reclassification adjustment	(199)	(30)	(229)
Ending balance	$(4,009)	$(175)	$(4,184)

	Unrealized Holding
	Losses on
For the nine months ended September 30, 2017	Available for Sale Securities	Held to Maturity Securities	Total
Beginning balance	$(627)	$(162)	$(789)
Other comprehensive (loss) income before reclassifications	45	6	51
Ending balance	$(582)	$(156)	$(738)

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Loans secured by real estate:
Commercial real estate - owner occupied	$400,839	$401,847
Commercial real estate - non-owner occupied	494,554	440,700
Secured by farmland	21,354	23,038
Construction and land loans	186,973	197,972
Residential 1-4 family	558,164	483,006
Multi- family residential	85,879	70,892
Home equity lines of credit	131,146	152,829
Total real estate loans	1,878,909	1,770,284

Commercial loans	249,951	253,258
Consumer loans	32,607	39,374
Gross loans	2,161,467	2,062,916
Less deferred fees on loans	(61)	(588)
Loans, net of deferred fees	$2,161,406	$2,062,328

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

On June 23, 2017, in connection with the merger with EVBS, SNBV acquired loans held for sale with a fair value, after recognition of certain measurement period adjustments, of $19.7 million and loans held for investment with an unpaid principal balance of $1.05 billion and an estimated fair value, after recognition of certain measurement period adjustments, of $1.03 billion, which created an accretable discount of $14.2 million at acquisition. As of September 30, 2018, outstanding loans acquired in the merger with EVBS totaled $778 million.

As part of the Greater Atlantic Bank acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of Greater Atlantic Bank’s assets.  There were two agreements with the FDIC: one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. Covered loans totaled $19.0 million and $23.3 million at September 30, 2018 and December 31, 2017, respectively.

Accretable discount on the acquired EVBS, Greater Atlantic Bank (“GAB”), Prince George’s Federal Savings Bank (“PGFSB”), and the HarVest Bank (“HarVest”) loans totaled $14.4 million and $17.5 million at September 30, 2018 and December 31, 2017, respectively.

For the three acquisitions subsequent to the Greater Atlantic Bank acquisition noted above, management sold the majority of the purchased credit impaired loans immediately after closing of the acquisition.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

	Total Loans
		Unpaid
	Recorded	Principal	Related
September 30, 2018	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$663	$663	$-
Commercial real estate - non-owner occupied (2)	-	-	-
Construction and land development	-	-	-
Commercial loans	3,384	4,497	-
Residential 1-4 family (3)	1,558	1,823	-
Other consumer loans	19	19	-
Total	$5,624	$7,002	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-
Construction and land development	-	-	-
Commercial loans	-	-	-
Residential 1-4 family (3)	-	-	-
Other consumer loans	-	-	-
Total	$-	$-	$-
Grand total	$5,624	$7,002	$-

(1)	Includes $3.3 million in SBA guarantees.
(2)	Includes loans secured by farmland and multi-family loans.
(3)	Includes home equity lines of credit.

	Total Loans
		Unpaid
	Recorded	Principal	Related
December 31, 2017	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$767	$781	$-
Commercial real estate - non-owner occupied (2)	766	830	-
Construction and land development	9,969	9,984	-
Commercial loans	6,035	12,847	-
Residential 1-4 family (3)	3,160	3,430	-
Other consumer loans	-	-	-
Total	$20,697	$27,872	$-

With an allowance recorded
Commercial real estate - owner occupied	$-	$-	$-
Commercial real estate - non-owner occupied (2)	-	-	-
Construction and land development	-	-	-
Commercial loans	-	-	-
Residential 1-4 family (3)	-	-	-
Other consumer loans	-	-	-
Total	$-	$-	$-
Grand total	$20,697	$27,872	$-

(1)	Includes $5.0 million in SBA guarantees.
(2)	Includes loans secured by farmland and multi-family loans.
(3)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended September 30, 2018	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$663	$9
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	4,849	12
Residential 1-4 family (2)	1,821	22
Other consumer loans	19	-
Total	$7,352	$43

With an allowance recorded
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	-	-
Residential 1-4 family (2)	-	-
Other consumer loans	-	-
Total	$-	$-
Grand total	$7,352	$43

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended September 30, 2017	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$1,325	$8
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	9,984	153
Commercial loans	8,286	111
Residential 1-4 family (2)	1,807	12
Other consumer loans	-	-
Total	$21,402	$284

With an allowance recorded
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	-	-
Residential 1-4 family (2)	-	-
Other consumer loans	-	-
Total	$-	$-
Grand total	$21,402	$284

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Nine Months Ended September 30, 2018	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$663	$26
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	4,732	31
Residential 1-4 family (2)	2,005	52
Other consumer loans	21	-
Total	$7,421	$109

With an allowance recorded
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	-	-
Residential 1-4 family (2)	-	-
Other consumer loans	-	-
Total	$-	$-
Grand total	$7,421	$109

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Nine Months Ended September 30, 2017	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$1,328	$27
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	9,934	158
Commercial loans	8,206	323
Residential 1-4 family (2)	1,809	45
Other consumer loans	-	-
Total	$21,277	$553

With an allowance recorded
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied (1)	-	-
Construction and land development	-	-
Commercial loans	-	-
Residential 1-4 family (2)	-	-
Other consumer loans	-	-
Total	$-	$-
Grand total	$21,277	$553

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2018 and December 31, 2017 (in thousands):

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
September 30, 2018	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$2,065	$678	$-	$2,743	$-	$398,096	$400,839
Commercial real estate - non-owner occupied (1)	42	-	-	42	-	601,745	601,787
Construction and land development	84	-	-	84	-	186,889	186,973
Commercial loans	853	18	-	871	3,384	245,696	249,951
Residential 1-4 family (2)	3,505	547	-	4,052	1,558	683,700	689,310
Other consumer loans	7	25	-	32	19	32,556	32,607
Total	$6,556	$1,268	$-	$7,824	$4,961	$2,148,682	$2,161,467

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
December 31, 2017	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$687	$-	$-	$687	$-	$401,160	$401,847
Commercial real estate - non-owner occupied (1)	138	50	-	188	-	534,442	534,630
Construction and land development	1,134	149	-	1,283	9,969	186,720	197,972
Commercial loans	496	-	-	496	5,664	247,098	253,258
Residential 1-4 family (2)	2,926	361	-	3,287	2,392	630,156	635,835
Other consumer loans	57	1	-	58	-	39,316	39,374
Total	$5,438	$561	$-	$5,999	$18,025	$2,038,892	$2,062,916

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

Activity in the allowance for non-covered loan and lease losses for the three and nine months ended September 30, 2018 and 2017 is summarized below (in thousands):

		Commercial
	Commercial	Real Estate
	Real Estate	Non-owner	Construction		1-4 Family	Other
	Owner	Occupied	and Land	Commercial	Residential	Consumer	Un-
	Occupied	(1)	Development	Loans	(2)	Loans	allocated	Total
Three Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$750	$1,293	$873	$6,306	$1,579	$199	$-	$11,000
Charge offs	-	-	-	(366)	(200)	(38)	-	(604)
Recoveries	4	-	-	15	4	(18)	-	5
Provision	62	(81)	247	375	273	174	-	1,050
Ending balance	$816	$1,212	$1,120	$6,330	$1,656	$317	$-	$11,451

Three Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$938	$1,790	$1,096	$2,691	$1,423	$84	$1,175	$9,197
Charge offs	-	-	-	(5,316)	-	(57)	-	(5,373)
Recoveries	7	-	-	170	2	1	-	180
Provision	(129)	(260)	(293)	6,629	15	297	(1,009)	5,250
Ending balance	$816	$1,530	$803	$4,174	$1,440	$325	$166	$9,254

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

		Commercial
	Commercial	Real Estate
	Real Estate	Non-owner	Construction		1-4 Family	Other
	Owner	Occupied	and Land	Commercial	Residential	Consumer	Un-
	Occupied	(1)	Development	Loans	(2)	Loans	allocated	Total
Three Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$690	$1,321	$692	$4,496	$1,586	$612	$-	$9,397
Charge offs	-	-	-	(1,303)	(461)	(220)	-	(1,984)
Recoveries	11	-	-	222	94	11	-	338
Provision	115	(109)	428	2,915	437	(86)	-	3,700
Ending balance	$816	$1,212	$1,120	$6,330	$1,656	$317	$-	$11,451

Nine Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610
Charge offs	-	(100)	-	(6,283)	(319)	(63)	-	(6,765)
Recoveries	28	299	-	221	6	5	-	559
Provision	(117)	(153)	51	6,870	474	305	(580)	6,850
Ending balance	$816	$1,530	$803	$4,174	$1,440	$325	$166	$9,254

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of September 30, 2018 and December 31, 2017 (in thousands):

		Commercial
	Commercial	Real Estate
	Real Estate	Non-owner	Construction		1-4 Family	Other
	Owner	Occupied	and Land	Commercial	Residential	Consumer	Un-
	Occupied	(1)	Development	Loans	(2)	Loans	allocated	Total
September 30, 2018
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	816	1,212	1,120	6,330	1,656	317	-	11,451
Total ending allowance	$816	$1,212	$1,120	$6,330	$1,656	$317	$-	$11,451

Loans:
Individually evaluated for impairment	$663	$-	$-	$3,384	$1,558	$19	$-	$5,624
Collectively evaluated for impairment	400,176	601,787	186,973	246,567	687,752	32,588	-	2,155,843
Total ending loan balances	$400,839	$601,787	$186,973	$249,951	$689,310	$32,607	$-	$2,161,467

December 31, 2017
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	690	1,321	692	4,496	1,586	612	-	9,397
Total ending allowance	$690	$1,321	$692	$4,496	$1,586	$612	$-	$9,397

Loans:
Individually evaluated for impairment	$767	$766	$9,969	$6,035	$3,160	$-	$-	$20,697
Collectively evaluated for impairment	401,080	533,864	188,003	247,223	632,675	39,374	-	2,042,219
Total ending loan balances	$401,847	$534,630	$197,972	$253,258	$635,835	$39,374	$-	$2,062,916

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

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

During the nine months ending September 30, 2018 and September 30, 2017, there were no loans modified in TDRs. One TDR which had been modified in 2013 defaulted during the second quarter of 2015. This loan, in the amount of $663 thousand, was current as of September 30, 2018.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Southern National had no loans classified as Doubtful at September 30, 2018 or December 31, 2017.

As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Total Loans
	Special
September 30, 2018	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$8,384	$1,531	$390,924	$400,839
Commercial real estate - non-owner occupied (1)	5,172	189	596,426	601,787
Construction and land development	-	-	186,973	186,973
Commercial loans	5,549	335	244,067	249,951
Residential 1-4 family (2)	851	1,998	686,461	689,310
Other consumer loans	147	-	32,460	32,607
Total	$20,103	$4,053	$2,137,311	$2,161,467

	Total Loans
	Special
December 31, 2017	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$4,178	$1,678	$395,991	$401,847
Commercial real estate - non-owner occupied (1)	5,705	830	528,095	534,630
Construction and land development	128	9,969	187,875	197,972
Commercial loans	5,936	6,035	241,287	253,258
Residential 1-4 family (2)	1,323	3,935	630,577	635,835
Other consumer loans	162	-	39,212	39,374
Total	$17,432	$22,447	$2,023,037	$2,062,916

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Includes SBA guarantees of $3.3 million and $5.0 million as of September 30, 2018 and December 31, 2017.

The amount of foreclosed residential real estate property held at September 30, 2018 and December 31, 2017 was $1.4 million and $3.3 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $336 thousand and $939 thousand at September 30, 2018 and December 31, 2017, respectively.

6.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts sold by EVBS premerger. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $17.1 million and $15.2 million as of September 30, 2018 and December 31, 2017, respectively.

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

At September 30, 2018 and December 31, 2017, we had unfunded lines of credit and undisbursed construction loan funds totaling $357.3 million and $361.7 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Pre-merger, EVBS sold its credit card portfolio. With that sale, EVBS guaranteed the credit card accounts of certain customers to the bank that issues the cards. In connection with the merger with EVBS, Southern National now is the guarantor. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty and are not considered significant as of September 30, 2018.

7.	Earnings Per Share

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2018
Basic EPS	$8,861	24,049	$0.37
Effect of dilutive stock options and warrants	-	271	-
Diluted EPS	$8,861	24,320	$0.36

For the three months ended September 30, 2017
Basic EPS	$4,374	23,913	$0.18
Effect of dilutive stock options and warrants	-	305	-
Diluted EPS	$4,374	24,218	$0.18

For the nine months ended September 30, 2018
Basic EPS	$25,987	24,017	$1.08
Effect of dilutive stock options and warrants	-	256	-
Diluted EPS	$25,987	24,273	$1.07

For the nine months ended September 30, 2017
Basic EPS	$3,586	16,526	$0.22
Effect of dilutive stock options and warrants	-	295	-
Diluted EPS	$3,586	16,821	$0.21

There were 379,599 and 394,225 anti-dilutive options outstanding for the three and nine months ended September 30, 2018. There were 480,729 and 467,977 anti-dilutive options and warrants outstanding for the three and nine months ended September 30, 2017, respectively.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Residential government-sponsored mortgage-backed securities	$27,613	$-	$27,613	$-
Obligations of states and political subdivisions	17,854	-	17,854	-
Corporate securities	2,001	-	2,001	-
Trust preferred securities	2,695	-	2,695	-
Residential government-sponsored
collateralized mortgage obligations	43,812	-	43,812	-
Government-sponsored agency securities	3,067	-	3,067	-
Agency commercial mortgage-backed securities	27,026	-	27,026	-
SBA pool securities	20,860	-	20,860	-
Total	$144,928	$-	$144,928	$-

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Available for sale securities
Residential government-sponsored mortgage-backed securities	$30,864	$-	$30,864	$-
Obligations of states and political subdivisions	18,727	-	18,727	-
Corporate securities	2,015	-	2,015	-
Trust preferred securities	2,388	-	2,388	-
Residential government-sponsored
collateralized mortgage obligations	50,766	-	50,766	-
Government-sponsored agency securities	3,226	-	3,226	-
Agency commercial mortgage-backed securities	27,898	-	27,898	-
SBA pool securities	24,789	-	24,789	-
Total	$160,673	$-	$160,673	$-

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at September 30, 2018 and December 31, 2017. For loans who fair values are not measured based on the fair value of the collateral, impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired totaled $5.6 million (including SBA guarantees of $3.3 million) as of September 30, 2018 with no allocation made to the allowance for loan losses compared to a carrying amount of $20.7 million (including SBA guarantees of $5.0 million) with no allocation made to the allowance for loan losses at December 31, 2017.

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

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5.0% to 7.6% of collateral valuation at September 30, 2018 and December 31, 2017. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At September 30, 2018 and December 31, 2017 total OREO was $5.6 million and $7.6 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$663	$-	$-	$663
Commercial real estate - non-owner occupied (1)	-	-	-	-
Commercial loans	3,384	-	-	3,384
Residential 1-4 family (2)	1,558	-	-	1,558
Consumer	19	-	-	19
Assets held for sale	600	-	-	600
Other real estate owned:
Commercial real estate - owner occupied (1)	1,008	-	-	1,008
Construction and land development	3,185	-	-	3,185
Residential 1-4 family (2)	1,396	-	-	1,396

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$767	$-	$-	$767
Commercial real estate - non-owner occupied (1)	766	-	-	766
Construction and land development	9,969	-	-	9,969
Commercial loans	6,035	-	-	6,035
Residential 1-4 family (2)	3,160	-	-	3,160
Assets held for sale	1,927	-	-	1,927
Other real estate owned:
Commercial real estate - owner occupied (1)	1,060	-	-	1,060
Construction and land development	3,229	-	-	3,229
Residential 1-4 family (2)	3,288	-	-	3,288

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		September 30, 2018		December 31, 2017
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$34,463	$34,463	$25,463	$25,463
Securities available for sale	Level 2	144,928	144,928	160,673	160,673
Securities held to maturity	Level 2	93,865	89,051	98,912	97,597
Stock in Federal Reserve Bank and Federal Home Loan Bank	n/a	22,870	n/a	26,775	n/a
Equity investment in mortgage affiliate	Level 3	4,525	4,525	4,723	4,723
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	3,305	3,305
Net loans	Level 3	2,149,955	2,139,020	2,052,931	2,058,779
Accrued interest receivable	Level 2 & Level 3	8,266	8,266	8,073	8,073
FDIC indemnification asset	Level 3	826	309	1,353	309
Financial liabilities:
Demand deposits	Level 1	$653,993	653,993	$649,067	$649,067
Money market and savings accounts	Level 1	464,281	464,281	517,031	517,031
Certificates of deposit	Level 3	906,038	899,920	699,058	694,368
Securities sold under agreements to repurchase	Level 1	19,431	19,431	15,468	15,468
FHLB short term advances	Level 1	242,115	242,115	335,615	335,615
Junior subordinated debt	Level 2	9,571	10,048	9,534	12,043
Senior subordinated notes	Level 2	47,099	47,265	47,128	58,163
Accrued interest payable	Level 1 & Level 3	3,629	3,629	2,273	2,273

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

At September 30, 2018 fair value of net loans, certificates of deposits, junior subordinated debt, and senior subordinated notes were measured using the exit-price notion in accordance with the adoption of ASU 2016-01. At December 31, 2017 the fair value of net loans and certificates of deposits were based on discounted cash flows using current market rates applied to the estimated life of the asset.

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of Federal Home Loan Bank (“FHLB”) overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers.

In the second quarter of 2016, the Company discontinued offering repo accounts. However, repo accounts totaling $7.6 million were assumed on June 23, 2017 in the merger with EVBS. During the third quarter of 2017 the Company determined that it will continue to offer repo accounts and the balance at September 30, 2018 and December 31, 2017 was $19.4 million and $15.5 million, respectively.

10.	JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In connection with our merger with EVBS, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of September 30, 2018 and December 31, 2017, the interest rate was 5.28% and 4.55%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At September 30, 2018, all of the trust preferred securities qualified as Tier 1 capital.

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

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At September 30, 2018, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At September 30, 2018, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $784 thousand.

Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. The EVBS Senior Subordinated Notes bear interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the EVBS Senior Subordinated Notes will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the EVBS Senior Subordinated Notes as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At September 30, 2018 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2017. Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be attained for any other period.

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

OVERVIEW

SNBV is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on September 23, 2017, SNBV completed its previously announced merger of EVBS with and into SNBV and the completion of the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank.  This combination has brought together two banking companies with complementary business lines, creating one of the premier banking institutions headquartered in the Commonwealth of Virginia.  EVBS was the holding company for EVB, a Virginia state-chartered bank which traced its beginnings to 1910. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At September 30,2018, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

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

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended September 30, 2018 was $8.9 million or $0.37 per basic and $0.36 per diluted earnings per share and $26.0 million or $1.08 per basic and $1.07 per diluted earnings per share or the first nine months of 2018. That compares to a net income of $4.4 million, or $0.18 basic and diluted earnings per share for the three months ended September 30, 2017 and an income of $3.6 million or $0.22 per basic and $0.21 per diluted earnings per share for the nine months ended September 30, 2017. When comparing SNBV’s results for the nine months ended September 30, 2018 to the same nine months in 2017, note that most categories increased due to the merger with EVBS on June 23, 2017.

During the third quarter of 2018, the following affected net income positively:

•	$1.1 million of accretion income from the acquired loan discounts; and
•	$668 thousand of other noninterest income from recoveries of legacy investment securities and loans charged off by EVBS before Southern National merged with EVBS in September of 2017.

For the first nine months of 2018, the following affected net income positively:

•	$3.2 million of accretion income from the acquired loan discounts;
•	$2.4 million of other noninterest income from recoveries of legacy investment securities and loans charged off by EVBS before Southern National merged with EVBS in September of 2017;
•	$732 thousand if interest income recognized on the payout of a $9.9 million nonaccrual loan; and
•	the reduced effective income tax rate of 21% from 34% due to the enactment of the Tax Cuts and Jobs Act of 2017, which became effective on January 1, 2018.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $22.6 million for the quarter ended September 30, 2018 compared to $23.9 million during the same period last year. Southern National’s net interest margin was 3.63% in the third quarter of 2018 compared to 4.02% during the third quarter of 2017. Total income on interest-earning assets was $30.1 million and $28.8 million for the three months ended September 30, 2018 and 2017, respectively. The yield on average interest-earning assets was 4.83% and 4.86% for the third quarters of 2018 and 2017, respectively. Interest and fees on loans totaled $28.0 million and $26.7 million for the third quarters of 2018 and 2017, respectively. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $1.1 million to interest income on loans for the quarter ended September 30, 2018 compared to $1.5 million during the third quarter of 2017. Average loans during the third quarter of 2018 were $2.16 billion compared to $2.04 billion during the same period last year.

Total interest expense was $7.5 million and $5.0 million for the three months ended September 30, 2018 and 2017, respectively. Interest on deposits were $5.0 million and $3.4 million for the three months ended September 30, 2018 and 2017, respectively. Total average interest-bearing deposits for the third quarters of 2018 and 2017 were $1.67 billion and $1.64 million, respectively. The yield on total average interest-bearing deposits was 1.19% and 0.82% for the quarters ended September 30, 2018 and 2017, respectively. Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, and senior subordinated notes, was $2.5 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively. Total average borrowings were $355.1 million and $271.3 million for the three months ended September 30, 2018 and 2017, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	September 30, 2018			September 30, 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,164,366	$27,952	5.12%	$2,038,574	$26,726	5.20%
Investment securities	243,844	1,596	2.60%	267,315	1,623	2.41%
Other earning assets	58,618	506	3.42%	47,143	462	3.89%
Total earning assets	2,466,828	30,054	4.83%	2,353,032	28,811	4.86%
Allowance for loan losses	(11,530)			(12,069)
Total non-earning assets	262,665			255,760
Total assets	$2,717,963			$2,596,723

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$318,307	348	0.43%	$328,602	323	0.39%
Money market accounts	312,296	685	0.87%	381,942	690	0.72%
Savings accounts	159,323	129	0.32%	167,630	139	0.33%
Time deposits	877,697	3,832	1.73%	765,725	2,239	1.16%
Total interest-bearing deposits	1,667,623	4,993	1.19%	1,643,899	3,391	0.82%
Borrowings	355,078	2,473	2.76%	271,336	1,570	2.30%
Total interest-bearing liabilities	2,022,701	7,466	1.46%	1,915,235	4,961	1.03%
Noninterest-bearing liabilities:
Demand deposits	337,323			330,145
Other liabilities	18,252			25,913
Total liabilities	2,378,276			2,271,293
Stockholders' equity	339,687			325,430
Total liabilities and stockholders' equity	$2,717,963			$2,596,723
Net interest income		$22,588			$23,850
Interest rate spread			3.37%			3.83%
Net interest margin			3.63%			4.02%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Nine-Month Comparison. Net interest income was $68.3 million for the nine months ended September 30, 2018 compared to $44.9 million during the same period last year. Southern National’s net interest margin was 3.75% for the first nine months of 2018 compared to 3.88% during the same period of 2017. Total income on interest-earning assets was $87.8 million and $55.6 million for the nine months ended September 30, 2018 and 2017, respectively. The yield on average interest-earning assets was 4.81% and 4.80% for the first nine months of 2018 and 2017, respectively. Interest and fees on loans totaled $81.6 million and $51.8 million for the nine months ended September 30, 2018 and 2017, respectively. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $3.2 million to interest income on loans for the nine months ended September 30, 2018 compared to $2.4 million for the nine months ended September 30, 2017. Average loans during the first nine months of 2018 were $2.13 billion compared to $1.35 billion during the same period last year. The increase in average loans was mainly attributable to the acquisition of EVBS in June of 2017. Total interest expense was $19.5 million and $10.7 million for the nine months ended September 30, 2018 and 2017, respectively. Interest on deposits were $12.1 million and $7.8 million for the nine months ended September 30, 2018 and 2017, respectively. Total average interest-bearing deposits for the first months of 2018 and 2017 were $1.59 billion and $1.1 billion, respectively. The increase in total average interest-bearing deposits was mainly attributable to the acquisition of EVBS in June of 2017. The yield on total average interest-bearing deposits was 1.02% and 0.94% for the nine months ended September 30, 2018 and 2017, respectively. Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, and senior subordinated notes, was $7.4 million and $2.9 million for the nine months ended September 30, 2018 and 2017, respectively. Total average borrowings were $410.7 million and $170.5 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Nine Months Ended
	September 30, 2018			September 30, 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,127,730	81,554	5.12%	$1,353,054	51,819	5.12%
Investment securities	250,632	4,797	2.56%	155,506	2,953	2.54%
Other earning assets	58,474	1,406	3.21%	38,822	833	2.87%
Total earning assets	2,436,836	87,757	4.81%	1,547,382	55,605	4.80%
Allowance for loan losses	(11,298)			(10,030)
Total non-earning assets	260,560			152,257
Total assets	$2,686,098			$1,689,609

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$324,353	999	0.41%	$137,295	384	0.37%
Money market accounts	328,294	1,864	0.76%	221,749	1,005	0.61%
Savings accounts	162,282	388	0.32%	95,604	308	0.43%
Time deposits	772,780	8,821	1.53%	652,322	6,112	1.25%
Total interest-bearing deposits	1,587,709	12,073	1.02%	1,106,970	7,809	0.94%
Borrowings	410,733	7,422	2.42%	170,466	2,850	2.24%
Total interest-bearing liabilities	1,998,442	19,495	1.30%	1,277,436	10,659	1.12%
Noninterest-bearing liabilities:
Demand deposits	334,520			181,064
Other liabilities	18,690			23,780
Total liabilities	2,351,652			1,482,280
Stockholders' equity	334,446			207,329
Total liabilities and stockholders' equity	$2,686,098			$1,689,609
Net interest income		68,262			44,946
Interest rate spread			3.51%			3.69%
Net interest margin			3.75%			3.88%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The provision for loan loss for the quarters ended September 30, 2018 and September 30, 2017 was $1.1 million and $5.3 million, respectively. For the nine months ended September 30, 2018, the loan loss provision was $3.7 million compared to $6.9 million for the same period last year. Net charge offs for the three months and nine months ended September 30, 2018 was $600 thousand and $1.6 million respectively. That compares to net charges offs of $5.2 million and $6.2 million for the three and nine months ended September 30, 2017, respectively.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2018	2017	Change
Account maintenance and deposit service fees	$1,398	$1,518	$(120)
Income from bank-owned life insurance	593	305	288
Equity income from mortgage affiliate	(72)	(83)	11
Gain on sales of investment securities	-	(2)	2
Other	719	561	158
Total noninterest income	$2,638	$2,299	$339

During the third quarter of 2018, Southern National had noninterest income of $2.6 million compared to $2.3 million during the third quarter of 2017. Account maintenance and deposit service fees, which totaled $1.4 million for the third quarter of 2018, decreased $120 thousand when compared to the same quarter last year. Income from bank-owned life insurance, which totaled $593 thousand for the third quarter of 2018, increased $288 thousand when compared to $305 thousand of income in third quarter of 2017. The third quarter increase was driven by $186 thousand of bank-owned life insurance income recognized from a death benefit payout in the third quarter of 2018 as well as the income from the purchase of an additional $12.0 million in bank-owned life insurance early in the second quarter of 2018. Losses from the investment in STM totaled ($72) thousand compared to the ($83) thousand during the same quarter last year. Other noninterest income, which totaled $719 thousand for the third quarter of 2018, increased $158 thousand when compared to the same quarter last year.

The following table presents the major categories of noninterest income for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2018	2017	Change
Account maintenance and deposit service fees	$4,181	$2,098	$2,083
Income from bank-owned life insurance	1,463	631	832
Equity loss from mortgage affiliate	(198)	(450)	252
Gain on sales of investment securities	-	255	(255)
Other	2,824	580	2,244
Total noninterest income	$8,270	$3,114	$5,156

Noninterest income increased to $8.3 million in the first nine months of 2018 from $3.1 million in the first nine months of 2017. The $5.2 million increase was primarily driven by an increase of $2.1 million increase in account maintenance and deposit fees and an increase $2.2 million in other noninterest income which was primarily driven by $2.4 million of income due to recoveries of premerger charged off loans and securities by EVBS. The increase in account maintenance and deposit service fees was primarily driven by the additional fees made on the retail deposits acquired in the merger with EVBS on June 23, 2017. Income from bank-owned life insurance, which totaled $1.5 million for the first nine months of 2018, increased $832 thousand when compared to $631 thousand of income in first nine months of 2017. The increase was driven by $350 thousand of bank-owned life insurance income recognized from a death benefit payouts in the second and third quarters of 2018 as well as the income from the increase in BOLI associated with the EVBS merger as well as the purchase of an additional $12.0 million in bank-owned life insurance early in the second quarter of 2018. The Company recognized a $255 thousand gain on the sale of securities in the third quarter of 2017 while no securities were sold in the third quarter of 2018.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2018	2017	Change
Salaries and benefits	$7,080	$7,746	$(666)
Occupancy expenses	1,660	1,703	(43)
Furniture and equipment expenses	620	907	(287)
Amortization of core deposit intangible	360	360	-
Virginia franchise tax expense	491	364	127
FDIC assessment	159	186	(27)
Data processing expense	475	440	35
Telephone and communication expense	465	567	(102)
Amortization of FDIC indemnification asset	177	173	4
Net (gain) loss on other real estate owned	(99)	(106)	7
Merger expenses	-	168	(168)
Other operating expenses	1,727	1,928	(201)
Total noninterest expenses	$13,115	$14,436	$(1,321)

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2018	2017	Change
Salaries and benefits	$20,859	$13,750	$7,109
Occupancy expenses	4,966	3,338	1,628
Furniture and equipment expenses	2,129	1,401	728
Amortization of core deposit intangible	1,083	483	600
Virginia franchise tax expense	1,347	605	742
FDIC assessment	814	391	423
Data processing expense	1,405	858	547
Telephone and communication expense	1,560	912	648
Amortization of FDIC indemnification asset	527	540	(13)
Net loss on other real estate owned	61	213	(152)
Merger expenses	-	9,094	(9,094)
Other operating expenses	5,600	3,745	1,855
Total noninterest expenses	$40,351	$35,330	$5,021

Noninterest expense was $13.1 million and $40.4 million during the third quarter and first nine months of 2018, respectively, compared to $14.4 million and $35.3 million of noninterest expense during the same periods in 2017, respectively, as most noninterest expense categories increased year-over-year due to the merger with EVBS on June 23, 2017. The increases in noninterest expenses associated with the EVBS merger are in-line with Management's pre-merger expectations. Management expects noninterest expense to remain level or perform slightly better during the remainder of 2018. Employee compensation and benefits expense totaled $7.1 million and $20.9 million for the third quarter and first nine months of 2018, respectively, as compared to $7.7 million and $13.8 million in the same periods of 2017, respectively. Occupancy expenses and Furniture and equipment expenses totaled $2.3 million for the three months ended September 30, 2018 compared to $2.6 million for the three months ended September 30, 2017. The Company recognized a $99 thousand net gain on other real estate owned ("OREO") during the third quarter of 2018, which partially offsets losses from earlier in 2018. No merger expenses were recorded for 2018 year to date, versus $168 thousand and $9.1 million of merger expenses recorded for the three and nine months ended September 30, 2017, respectively. Other expenses totaled $1.7 million and $5.6 million for three and nine months ended September 30, 2018, respectively.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $2.70 billion as of September 30, 2018 compared to $2.61 billion as of December 31, 2017. Total loans increased 4.80%, from $2.06 billion at the end of 2017 to $2.16 billion at September 30, 2018, primarily due to organic loan growth. Total deposits were $2.02 billion at September 30, 2018 compared to $1.87 billion at December 31, 2017 and total equity was $340.8 million and $322.8 million at September 30, 2018 and December 31, 2017, respectively.

Loan Portfolio

Loan demand remains elevated in the Company's markets. Net loan growth in the first nine months of 2018 was $99.1 million, or 4.80%, bringing loans receivable, net of deferred fees to $2.16 billion at September 30, 2018.

The composition of our loan portfolio consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Loans secured by real estate:
Commercial real estate - owner occupied	$400,839	$401,847
Commercial real estate - non-owner occupied	494,554	440,700
Secured by farmland	21,354	23,038
Construction and land loans	186,973	197,972
Residential 1-4 family	558,164	483,006
Multi- family residential	85,879	70,892
Home equity lines of credit	131,146	152,829
Total real estate loans	1,878,909	1,770,284

Commercial loans	249,951	253,258
Consumer loans	32,607	39,374
Gross loans	2,161,467	2,062,916

Less deferred fees on loans	(61)	(588)
Loans, net of deferred fees	$2,161,406	$2,062,328

As of September 30, 2018 and December 31, 2017, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Asset Quality

Asset quality remained high during the first nine months of 2018. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

Other real estate owned ("OREO") at September 30, 2018 was $5.6 million compared to $7.6 million at December 31, 2017. The Bank sold one OREO property with a book balance of $1.5 million in the third quarter of 2018 and realized a gain of $99 thousand.

Non-covered nonaccrual loans were $1.6 million (excluding $3.4 million of loans fully covered by SBA guarantees) at September 30, 2018 compared to $12.3 million (excluding $4.7 million of loans fully covered by SBA guarantees) as of December 31, 2017. During the second quarter of 2018, a $9.9 million loan, that had been on nonaccrual status since the third quarter of 2017, was fully paid off, including $732 thousand of interest which was recognized in the third quarter of 2018. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to total non-covered assets decreased from 0.77% at the end of 2017 to 0.27% at September 30, 2018.

Southern National's allowance for loan losses as a percentage of total non-covered loans at September 30, 2018 was 0.53%, compared to 0.46% at the end of 2017. The allowance for loan losses as a percentage of non-covered non-acquired loans was 0.83% and 0.89% at September 30, 2018 and December 31, 2017, respectively.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

The following table presents a comparison of non-covered nonperforming assets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Nonaccrual loans	$4,961	$16,931
Loans past due 90 days and accruing interest	-	-
Total nonperforming loans	4,961	16,931
Other real estate owned	5,589	7,577
Total non-covered nonperforming assets	$10,550	$24,508

Troubled debt restructurings	$663	$672
SBA guaranteed amounts included in nonaccrual loans	$3,384	$4,664

Allowance for loan losses to nonperforming loans	230.82%	55.50%
Allowance for loan losses to total non-covered loans	0.53%	0.46%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	0.27%	0.77%

Investment Securities

Investment securities, available for sale and held to maturity, totaled $238.8 million at September 30, 2018 down from $259.6 million at December 31, 2017.

Investment securities in our portfolio as of September 30, 2018 were as follows:

•	residential government-sponsored collateralized mortgage obligations in the amount of $50.4 million;
•	agency residential mortgage-backed securities in the amount $37.3 million;
•	corporate bonds in the amount of $2.0 million;
•	commercial mortgage-backed securities in the amount of $27.0 million;
•	SBA loan pool securities in the amount of $20.9 million;
•	callable agency securities in the amount of $51.5 million;
•	trust preferred securities in the amount of $5. million; and
•	municipal bonds in the amount of $39.1 million with a taxable equivalent yield of 3.0% and ratings as of September 30, 2018 as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$5,711	AAA	$6,915
Aa1	10,598	AA+	7,357
Aa2	4,294	AA	12,066
Aa3	1,843	AA-	1,739
A1	1,859	A+	1,036
A2	1,546	A	829
Baa1	1,029	BBB+	1,029
NA	12,313	NA	8,222
Total	$39,193	Total	$39,193

No investment securities were purchased or sold during the first nine months of 2018.

At September 30, 2018, we owned pooled trust preferred securities as follows (in thousands):

										Previously
									% of Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	AA	$2,812	$2,606	$2,763	17%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	BBB	257	253	247	44%	4
						3,069	2,859	3,010		$223

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	825	28%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,870	12%	660
						3,650	2,589	2,695		$1,060

Total						$6,719	$5,448	$5,705

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

We recognized no other than temporary impairment charges during the nine months ended September 30, 2018 and 2017, respectively.

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

During the nine months ended September 30, 2018, we funded our financial obligations with deposits, borrowings from the FHLB of Atlanta and the issuance of the SNBV Senior Subordinated Notes in January 2017. At September 30, 2018, we had $356.0 million of unfunded commitments. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the Bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required for Capital		To Be Categorized as
	Actual		Adequacy Purposes (1)		Well Capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Southern National
Common equity tier 1 capital ratio	$229,259	10.98%	$93,993	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	239,259	11.45%	125,324	6.00%	n/a	n/a
Total risk-based capital ratio	297,710	14.25%	167,099	8.00%	n/a	n/a
Leverage ratio	239,259	9.20%	83,549	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$276,367	13.23%	$93,993	4.50%	$135,768	6.50%
Tier 1 risk-based capital ratio	276,367	13.23%	125,324	6.00%	167,099	8.00%
Total risk-based capital ratio	287,818	13.78%	167,099	8.00%	208,873	10.00%
Leverage ratio	276,367	10.75%	102,823	4.00%	128,528	5.00%

December 31, 2017
Southern National
Common equity tier 1 capital ratio	$211,399	10.53%	$90,300	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	220,430	10.98%	120,399	6.00%	n/a	n/a
Total risk-based capital ratio	276,827	13.80%	160,533	8.00%	n/a	n/a
Leverage ratio	220,430	8.82%	100,022	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$256,615	12.79%	$90,282	4.50%	$130,407	6.50%
Tier 1 risk-based capital ratio	256,615	12.79%	120,375	6.00%	160,500	8.00%
Total risk-based capital ratio	266,012	13.26%	160,500	8.00%	200,626	10.00%
Leverage ratio	256,615	10.26%	100,040	4.00%	125,051	5.00%

(1)	When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and will increase each subsequent January 1, until it reaches 2.5% on January 1, 2019.
(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of September 30, 2018 and as of December 31, 2017. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 100 and 200 basis point decrease in interest rates at September 30, 2018 and December 31, 2017.

	Sensitivity of Economic Value of Equity
	As of September 30, 2018

				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)

Up 400	$490,190	$37,574	8.30%	18.13%	143.13%
Up 300	486,817	34,201	7.56%	18.01%	142.14%
Up 200	481,221	28,605	6.32%	17.80%	140.51%
Up 100	469,877	17,261	3.81%	17.38%	137.20%
Base	452,616	-	0.00%	16.74%	132.16%
Down 100	393,695	(58,921)	-13.02%	14.56%	114.95%
Down 200	322,306	(130,310)	-28.79%	11.92%	94.11%

	Sensitivity of Economic Value of Equity
	As of December 31, 2017

				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)

Up 400	$509,991	$48,765	10.57%	19.51%	158.00%
Up 300	505,504	44,278	9.60%	19.34%	156.61%
Up 200	497,373	36,147	7.84%	19.03%	154.09%
Up 100	485,450	24,224	5.25%	18.57%	150.40%
Base	461,226	-	0.00%	17.64%	142.90%
Down 100	399,221	(62,005)	-13.44%	15.27%	123.69%
Down 200	324,959	(136,267)	-29.54%	12.43%	100.68%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2018 and December 31, 2017 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our Asset/Liability Risk Management Policy guidelines at September 30, 2018 and December 31, 2017.

	Sensitivity of Net Interest Income
	As of September 30, 2018

	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$99,509	$8,640	3.99%	0.30%
Up 300	97,472	6,603	3.92%	0.23%
Up 200	95,410	4,541	3.85%	0.16%
Up 100	93,026	2,157	3.76%	0.07%
Base	90,869	-	3.69%	0.00%
Down 100	91,610	741	3.73%	0.04%
Down 200	91,299	430	3.72%	0.03%

	Sensitivity of Net Interest Income
	As of December 31, 2017

	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$97,308	$10,749	4.06%	0.41%
Up 300	94,909	8,350	3.97%	0.32%
Up 200	92,404	5,845	3.87%	0.22%
Up 100	89,684	3,125	3.77%	0.12%
Base	86,559	-	3.65%	0.00%
Down 100	86,688	129	3.65%	0.00%
Down 200	86,868	309	3.66%	0.01%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank may, from time to time, be a party to various legal proceedings arising in the ordinary course of business. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Southern National or Sonabank as of September 30, 2018.

ITEM 1A – RISK FACTORS

As of September 30, 2018 there have been no material changes to the risk factors faced by Southern National from those previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 – Defaults Upon Senior Securities

Not applicable

Item 4 – MINE SAFETY DISCLOSURES

Not applicable

Item 5 – Other Information

Not applicable

ITEM 6 - EXHIBITS

(a) Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Southern National Bancorp of Virginia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed with this Quarterly Report on Form 10-Q
**	Furnished with this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

November 9, 2018	/s/ Joe A. Shearin
(Date)	Joe A. Shearin,
Chief Executive Officer
(Principal Executive Officer)

November 9, 2018	/s/ Jeffrey L. Karafa
(Date)	Jeffrey L. Karafa,
Chief Financial Officer
(Principal Financial and Accounting Officer)

