Form 10-K
period 2018-12-31
Southern National Bancorp of Virginia Inc
filed 2019-03-15
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001‑33037

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	20‑1417448 (I.R.S. Employer Identification No.)

6830 Old Dominion Drive

McLean, Virginia 22101

(Address or principal executive offices)  (Zip code)

(703) 893‑7400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒               No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒               No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b – 2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes  ☐               No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $403.7 million based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of March 7, 2019 was 24,118,003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in conjunction with the registrant’s 2019 Annual Meeting of Shareholders are incorporated into Part III, Items 10‑14 of this Annual Report on Form 10‑K.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10‑K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains statements about future expectations, activities and events that constitute forward-looking statements within the meaning of, and subject to the protection of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor provided by the same. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. The words “believe,” “may,”  “forecast,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Annual Report on Form 10‑K, factors that could contribute to those differences include, but are not limited to:

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

Forward-looking statements are not guarantees of performance or results and should not be relied upon as representing management’s views as of any subsequent date. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should refer to the risk factors and other cautionary statements in this Annual Report on Form 10‑K and in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be different from those expressed or implied by our forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10‑K (or an earlier date to the extent applicable). Except as required by applicable law, we undertake no obligation to update publicly these statements in light of new information or future events.

PART I

Item 1. Business

Overview

Southern National Bancorp of Virginia, Inc. (“Southern National”, “SNBV”, “we” or “our”) is the bank holding company for Sonabank (“Sonabank” or the “Bank”), a Virginia state chartered bank which commenced operations on April 14, 2005. Sonabank provides a range of financial services to individuals and small and medium sized businesses. As of December 31, 2018, Southern National had $2.18 billion in total loans, $2.70 billion in total assets, $2.10 billion in total deposits and $348.3 million in total stockholders’ equity.  At December 31, 2018, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

While we offer a wide range of commercial banking services, we focus on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes, including 1‑4 family residential loans. We are a leading Small Business Administration (“SBA”) lender among Virginia community banks. We also invest in real estate-related securities, including collateralized mortgage obligations and agency mortgage backed securities. Our principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. We offer a broad range of deposit products, including checking (NOW), savings, money market accounts and certificates of deposit. We actively pursue business relationships by utilizing the business contacts of our senior management, other bank officers and our directors, thereby capitalizing on our knowledge of our local market areas.

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

Effective April 27, 2012, Sonabank assumed substantially all of the deposits and liabilities and acquired substantially all of the assets of the HarVest Bank of Maryland from the FDIC as receiver. The acquisition included HarVest Bank’s branches in Bethesda, Shady Grove, Germantown and Frederick, Maryland. Adding these new branches to our existing branch in Rockville, Maryland brought Sonabank’s total number of branches in Maryland to five, four of which are in Montgomery County, Maryland. This was a strategic acquisition for Sonabank in order to expand into an affluent market.

The merger with Prince George’s Federal Savings Bank (“PGFSB”) was completed on August 1, 2014. Southern National acquired PGFSB in a cash and stock transaction. Sonabank acquired PGFSB’s four offices in Maryland, including a main office in Upper Marlboro and three branch offices in Dunkirk, Brandywine and Huntingtown.

On May 15, 2014, SNBV purchased a 44% equity investment and preferred stock of Southern Trust Mortgage, LLC (“STM”), a regional mortgage banking company headquartered in Virginia Beach, Virginia. On June 23, 2017, in

connection with the Eastern Virginia Bankshares, Inc. (“EVBS”) acquisition, we added 4.9% of additional equity investment and preferred stock in STM, bringing our total equity investment to 48.9%. As of December 31, 2018, our equity investment in STM totaled $3.8 million and our preferred stock investment in STM totaled $3.3 million. STM has mortgage banking originators in Delaware, Virginia, Maryland, North Carolina and South Carolina. STM only originates retail mortgages.

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

We primarily market our products and services to small and medium-sized businesses and to retail consumers. Our strategy is to provide superior service through our employees, who are relationship-oriented and committed to their respective customers. Through this strategy, we intend to grow our business, expand our customer base and improve our profitability. The key elements of our strategy are to:

•

Utilize the Strength of our Management Team. The experience and market knowledge of our management team is one of our greatest strengths and competitive advantages. Our executive chairman of the board, Georgia S. Derrico, served as chairman of the board and chief executive officer of Southern National until our merger with EVBS on June 23, 2017. Our executive vice chairman of the board, R. Roderick Porter, served as president of Southern National until our merger with EVBS on June 23, 2017. Ms. Derrico and Mr. Porter have over 50 years of banking experience. As part of the merger with EVBS on June 23, 2017, legacy EVBS president and chief executive officer, Joe A. Shearin, assumed the same role with Southern National. Mr. Shearin, currently our chief executive officer has nearly 40 years of bank management experience. These three individuals comprise our newly created office of the chairman, which serves as the senior executive leadership of Southern National.

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

•

New Branch Expansion. In addition to our acquisition strategy, we plan to open new branches from time to time to fill in our existing footprint. We opened our newest full-service branch in the River’s Bend market located in Chesterfield County, Virginia in October 2017. This branch, which was part of the EVBS merger, is located in a dynamic growth area with new businesses and consumers entering the market every day. Additionally, this market compliments our focus on the south of Richmond market which includes Colonial Heights, Tri-Cities and Midlothian.

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

•

provide Internet business banking at www.sonabank.com which allows our business customers 24‑hour web-based access to their accounts so they can confirm or transfer balances, pay bills, download statements and use our “Web Lockbox” or “Sona Cash Manager;”

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

Lending Activities

Our primary strategic objective is to serve small to medium-sized businesses in our market with a variety of unique and useful services, including a full array of commercial mortgage and non-mortgage loans. These loans include commercial real estate loans, construction to permanent loans, development and builder loans, accounts receivable financing, lines of credit, equipment and vehicle loans, leasing, and commercial overdraft protection. We strive to do business in the areas served by our branches, which is also where our marketing is focused, and the vast majority of our loan customers are located in existing market areas. Substantially all of our loans are with borrowers in Virginia, Maryland, West Virginia, and Washington, D.C. The SBA may from time to time come to us because of our reputation and expertise as an SBA lender and ask us to review a loan outside of our core counties but within our market area. Prior to making a loan, we obtain loan applications to determine a borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations.

The following is a discussion of each of the major types of lending in which we engage. For more information on our lending activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition.”

Commercial Real Estate Lending

Permanent. Commercial real estate lending includes loans for permanent financing. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is strong. At December 31, 2018, our commercial real estate loans for permanent financing, including multi-family residential loans and loans secured by farmland, totaled $1.05 billion. Owner occupied commercial real estate loans totaled $407.0 million.

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

Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2018, we had $146.6 million of construction and land development loans.

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

Commercial Business Lending

These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2018, our commercial business loans totaled $255.4 million.

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

Sonabank has established with STM underwriting guidelines under which it will purchase residential construction only, construction loans that convert to permanent, and permanent loans primarily in its Virginia and Maryland footprint from STM. These are largely loans that do not conform to FNMA or FHLMC standards because of size or acreage. We purchased loans in an aggregate amount of $125.1 million from STM during 2018.

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

Home Equity Lines of Credit (“HELOC”). Sonabank rarely originated HELOCs prior to our merger with EVBS. Since our merger with EVBS, HELOC’s are now a regular part of our business model. At December 31, 2018, we had outstanding HELOC balances totaling $128.2 million.

Consumer Lending

We offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2018, we had $32.3 million of consumer loans outstanding.

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

In addition to the approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one regular and one senior or executive member must approve loans up to $500 thousand. One regular, one senior and one executive member of the committee must approve all loans between $500 thousand and $1.0 million. One regular, one senior and two executive members must approve loans between $1.0 million and $6.0 million. All five executive members must approve loans over $6.0 million. Regardless of the number of approvals needed, we encourage each member not to rely on another member’s approval as a basis for approval and to treat his approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is 15% of our unimpaired capital and surplus plus the allowance for loan losses. As of December 31, 2018, our legal lending limit was approximately $45.0 million. Our largest group credit as of December 31, 2018, was approximately $41.5 million.

The following collection actions are the minimal procedures which management believes are necessary to properly monitor past due loans and leases. When a borrower fails to make a payment, we contact the borrower in person, in writing or on the telephone. At a minimum, all borrowers are notified by mail when payments of principal and/or interest are 10 days past due. Real estate and commercial loan borrowers are assessed a late charge when payments are 10‑15 days past due. Customers are contacted by a loan officer before the loan becomes 60 days delinquent. After 90 days, if the loan has not been brought current or an acceptable arrangement is not worked out with the borrower, we will institute measures to remedy the default, including commencing foreclosure action with respect to mortgage loans and repossessions of collateral in the case of consumer loans.

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned (“OREO”) account until it is sold. These assets are initially recorded at fair value net of estimated selling costs. To the extent there is a subsequent decline in fair value, that amount is charged to operating expense. At December 31, 2018, we had OREO totaling $5.1 million.

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

•

Mobiliti:  Sona Mobile is perfect for customers on the go, as it is available on a large variety of devices and networks. Sona Mobile offers easy access to account balances, transactions and internal transfers. Mobile Deposit allows customers to save time by eliminating the need to visit a branch. The customer can deposit a check through Sona Mobile by using their certified device (up to $2,500).

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

Competition

The banking business is highly competitive, and our profitability depends principally on our ability to compete in the market areas in which our banking operations are located. We experience substantial competition in attracting and retaining savings deposits and in lending funds. The primary factors we encounter in competing for savings deposits are convenient office locations and rates offered. Direct competition for savings deposits comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. The primary factors we encounter in competing for loans include, among others, interest rate and loan origination fees and the range of services offered. Competition for origination of loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers, insurance companies and fintech or digital lending companies. We have been able to compete effectively with other financial institutions by:

•	emphasizing customer service and technology;
•	establishing long-term customer relationships and building customer loyalty; and
•	providing products and services designed to address the specific needs of our customers.

Employees

At December 31, 2018, we had 348 full-time equivalent employees. Management of Southern National and Sonabank considers its relations with its employees to be good. Neither Southern National nor Sonabank are a party to any collective bargaining agreement.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under federal and state law.  This discussion is a summary and is qualified in its entirety by reference to the particular statutory and regulatory provisions described below, and is not intended to be an exhaustive description of the statutes or regulations applicable to Southern National or the Bank.  The business of Southern National and the Bank is subject to extensive regulation and supervision under federal and state law, including oversight by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Virginia Bureau of Financial Institutions (“VBFI”), a regulatory division of the Virginia State Corporation Commission.

Changes in laws and regulations may alter the structure, regulation and competitive relationships of financial institutions. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to us or the Bank.  It cannot be predicted whether and in what form new laws and regulations, or interpretations thereof, may be adopted or the extent to which the business of Southern National and the Bank may be affected thereby, but they may have a material adverse effect on our business, operations, and earnings.

Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, federal and state banking regulators have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and preferred stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock.

Supervision, regulation, and examination of Southern National, the Bank, and our respective subsidiaries by the appropriate regulatory agencies, as described herein, are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (“DIF”) of the FDIC, and the U.S. banking and financial system, rather than holders of our capital stock.

Bank Holding Company Regulation

Southern National is subject to extensive supervision and regulation by the Federal Reserve System pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). We are required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request.  Ongoing supervision is provided through regular examinations by the Federal Reserve and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. In addition to regulation by the Federal Reserve as a bank holding company, Southern National is subject to supervision and regulation by the VBFI under the banking and general business corporation laws of the Commonwealth of Virginia.

Activity Limitations.  Southern National is registered with the Federal Reserve as a bank holding company. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks as to be a proper incident thereto. Bank holding companies are prohibited from acquiring or obtaining control of more than five percent (5%) of the outstanding voting interests of any company that engages in activities other than those activities permissible for bank holding companies. Examples of activities that the Federal Reserve has determined to be permissible are making, acquiring, brokering, or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance and other insurance products in certain locations; and performing certain insurance underwriting activities. The Bank Holding Company Act does not place geographic limits on permissible non-banking activities of bank holding companies. Even with respect to permissible activities, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when the Federal Reserve has reasonable cause to believe that continuation of such activity or control of such subsidiary would pose a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

Source of Strength Obligations.  A bank holding company is required to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as the Bank, to provide financial assistance to such insured depository institution in the event of financial distress.  The appropriate federal banking agency for the depository institution (in the case of the Bank, this agency is the FDIC) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial distress.  If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. The Bank is an FDIC-insured depository institution and thus subject to these requirements.

Acquisitions. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve or waiver of such prior approval before it (1) acquires ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than five percent (5%) of the voting shares of such bank, (2) acquires all of the assets of a bank, or (3) merges with any other bank holding company. In reviewing a proposed covered acquisition, among other factors, the Federal Reserve considers (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the companies in combatting money laundering. The Federal Reserve also reviews any indebtedness to be incurred by a bank holding company in connection with a proposed acquisition to ensure that the bank holding company can service such indebtedness without adversely affecting its ability to serve as a source of strength to its bank subsidiaries.  Well capitalized and well managed bank holding companies are permitted to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. However, a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits within any state in which the acquiring bank operates. Federal banking regulators are also required to take into account compliance with the CRA in evaluating any proposal for interstate bank acquisitions.

Change in Control.  Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to and obtain approval from the Federal Reserve before acquiring control of any bank holding company, such as Southern National. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s voting stock, or if one or more other control factors are present. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock.

Virginia Law.    Certain state corporation laws may have an anti-takeover affect. Virginia law restricts transactions between a Virginia corporation and its affiliates and potential acquirers. The following discussion summarizes the two Virginia statutes that may discourage an attempt to acquire control of Southern National.

Virginia Code Sections 13.1‑725 – 727.1 govern “Affiliated Transactions.” These provisions, with several exceptions discussed below, require approval by the holders of at least two-thirds of the remaining voting shares of material acquisition transactions between a Virginia corporation and any holder of more than 10% of any class of its outstanding voting shares. Affiliated Transactions include mergers, share exchanges, material dispositions of corporate assets not in the ordinary course of business, any dissolution of the corporation proposed by or on behalf of an interested shareholder, or any reclassification, including a reverse stock split, recapitalization, or merger of the corporation with its subsidiaries which increases the percentage of voting shares owned beneficially by any 10% shareholder by more than 5%.

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

Governance and Financial Reporting Obligations. We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and NASDAQ. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities.

Corporate Governance.  The Dodd-Frank Act addresses many investor protections, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers.

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1.0 billion in assets, such as Southern National and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2018, these rules have not been implemented. We and Sonabank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

Shareholder Say-On-Pay Votes. The Dodd-Frank Act requires public companies to take shareholders’ votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially.

Anti-tying rules.  A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit, leases or sales of property, or furnishing of services.

Capital Requirements

The Bank is required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

The Bank is subject to the following risk-based capital ratios: a common equity Tier 1 ("CET1") risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio, which includes Tier 1 and Tier 2 capital.  CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks is 4%.

In addition, the capital rules require a capital conservation buffer of up to 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress.  These buffer requirements must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer is being phased in, and was 1.875% as of January 1, 2018 and is 2.5% effective January 1, 2019.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified.  Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at December 31, 2018, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

•	6.5% CET1 to risk-weighted assets;
•	8.0% Tier 1 capital to risk-weighted assets;
•	10.0% Total capital to risk-weighted assets; and
•	5.0% leverage ratio.

The Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2019.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) signed into law in May 2018 scaled back certain requirements of the Dodd-Frank Act and provided other regulatory relief. Among the provisions of the Economic Growth Act was a requirement that the Federal Reserve raise the asset threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement (“Policy Statement”) to $3.0 billion.  As a result, as of the effective date of that change in 2018, Southern National was no longer required to comply with the risk-based capital rules applicable to the Bank as described above. The Federal Reserve may however, require smaller bank holding companies subject to the Policy Statement to maintain certain minimum capital levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

Payment of Dividends

Southern National is a legal entity separate and distinct from the Bank and other subsidiaries.  Its primary source of cash, other than securities offerings, is dividends from the Bank. Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC.  The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has formal and informal policies which provide that insured banks should generally pay dividends only out of current operating earnings.

Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider certain factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Bank Regulation

The operation of the Bank is subject to state and federal statutes applicable to state banks and the regulations of the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (“CFPB”). The operations of the Bank may also be subject to applicable Office of the Comptroller of the Currency (“OCC”) regulation to the extent state banks are granted parity with national banks. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payments of dividends, establishment of branches, consumer protection and other aspects of the Bank’s operations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions.  Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company.

Safety and Soundness.  The Federal Deposit Insurance Act requires the federal prudential bank regulatory agencies, such as the Federal Reserve, to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Examinations. The Bank is subject to regulation, reporting, and periodic examinations by the Federal Reserve and the VBFI. These regulatory authorities routinely examine the Bank’s reserves, loan and investment quality, consumer compliance, management policies, procedures and practices and other aspects of operations. The Federal Reserve has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) rating system and assigns each financial institution a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations, including Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk, as well as the quality of risk management practices.

Consumer Protection. The Dodd-Frank Act established the CFPB,  an independent regulatory authority housed within the Federal Reserve having centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.  The CFPB has rule writing, examination, and enforcement authority with regard to the Bank’s (and the Company’s) compliance with a wide array of consumer financial protection laws, including the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others. The CFPB has broad authority to enforce a prohibition on unfair, deceptive, or abusive acts and practice.  In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

Branching. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent a bank chartered in those states would be so permitted.

Deposit Insurance Assessments. The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of the Bank generally up to a maximum of $250,000 per depositor, per insured bank, for each account ownership category.  The FDIC charges insured depository institutions quarterly premiums to maintain the DIF.  Deposit insurance assessments are based on average total consolidated assets minus its average tangible equity, and take into account certain risk-based financial ratios and other factors. In addition, in 2018 the Bank was subject to quarterly assessments by the FDIC to pay interest on Financing Corporation ("FICO") bonds.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.  In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.

Insider Transactions. In addition to regulating capital, the Federal Reserve has broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the Federal Reserve has adopted regulations that restrict preferential loans and loan amounts to “affiliates” and “insiders” of banks, require banks to keep information on loans to major shareholders and executive officers and bar certain director and officer interlocks between financial institutions.

Reserves. The Bank is subject to Federal Reserve regulations that require the Bank to maintain reserves against transaction accounts (primarily checking accounts). These reserve requirements are subject to annual adjustment by the Federal Reserve.

Anti-Money Laundering.  Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs with minimum standards that include:

•	the development of internal policies, procedures, and controls;
•	the designation of a compliance officer;
•	an ongoing employee training program; and

•	an independent audit function to test the programs.

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements.  In addition, the Financial Crimes Enforcement Network has adopted new regulations that became effective on May 11, 2018, that require, subject to certain exclusions and exemptions, covered financial institutions to identify and verify the identity of beneficial owners of legal entity customers.

Economic Sanctions. The Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress.  OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List.  If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

Concentrations in Lending.  During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk based capital; or
•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

Community Reinvestment Act.  The Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. The Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

Consumer Regulation. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

•	limit the interest and other charges collected or contracted for by the Bank, including rules respecting the terms of credit cards and of debit card overdrafts;
•	govern the Bank’s disclosures of credit terms to consumer borrowers;
•	require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;
•	prohibit the Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
•	govern the manner in which the Bank may collect consumer debts; and
•	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

Mortgage Rules. Pursuant to rules adopted by the CFPB, banks that make residential mortgage loans are required to make a good faith determination that a borrower has the ability to repay a mortgage loan prior to extending such credit, require that certain mortgage loans contain escrow payments, obtain new appraisals under certain circumstances, comply with integrated mortgage disclosure rules, and follow specific rules regarding the compensation of loan originators and the servicing of residential mortgage loans.

Transactions with affiliates. There are various restrictions that limit the ability of the Bank to finance, pay dividends or otherwise supply funds to the Company or other affiliates. In addition, banks are subject to certain restrictions under Section 23A and B of the Federal Reserve Act on certain transactions, including any extension of credit to its bank holding company or any of its other affiliates, on investments in the securities thereof, and on the taking of such securities as collateral for loans to any borrower.

Privacy and Cybersecurity.  The Bank is subject to federal and state banking regulations that limit its ability to disclose non-public information about consumers to non-affiliated third parties. These limitations require us to periodically disclose our privacy policies to consumers and allow consumers to prevent disclosure of certain personal information to a non-affiliated third party under certain circumstances.  Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.  Banking institutions are required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information.  These security and privacy policies and procedures for the protection of confidential and personal information are in effect across our lines of business.  Furthermore, the federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber attacks and ensure that their risk management procedures address the risk posed by potential cyber threats.  A financial institution is further expected to maintain procedures to effectively respond to a cyber attack and resume operations following any such attack.  The Company has adopted and implemented policies and procedures to comply with these privacy, information security, and cybersecurity requirements.

Debit Interchange Fees. Interchange fees, or “swipe” fees, are fees that merchants pay to credit card companies and card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve. In addition, the legislation prohibits card issuers and networks from entering into arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing.

Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Independent auditors must receive examination reports, supervisory agreements and reports of enforcement actions. For insured institutions with total assets of $1.0 billion or more, financial statements prepared in accordance with U.S. GAAP, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the independent auditor regarding the statements of management relating to the internal controls must be submitted. For insured institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. The FDICIA requires that institutions with total assets of $1.0 billion or more have independent audit committees, consisting of outside directors only. The committees of insured institutions with total assets of $3.0 billion or more must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

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

Item 1A. Risk Factors

An investment in our common stock involves risks. The following is a description of the material risks and uncertainties that Southern National believes affect its business and should be considered before making an investment in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of the risks described in this Annual Report on Form 10‑K were to actually occur, our financial condition, results of operations and cash flows could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly and you could lose part or all of your investment.

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

The Bank will also be directly affected by government monetary and fiscal policy and by regulatory measures affecting the banking industry and the economy in general. The actions of the Federal Reserve Bank (“FRB”) as the nation’s central bank can directly affect the money supply and, in general, affect the lending activities of banks by increasing or decreasing the cost and availability of funds. An important function of the FRB is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the FRB to implement this objective are open market operations in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future; however, the effects of the various FRB policies on our future business and earnings cannot be predicted.

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

We maintain an investment securities portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities. The market value of investment securities may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investment securities and other assets for impairment indicators. We may be required to record additional impairment charges if our investment securities suffer a decline in value that is considered other-than-temporary. During the years ended December 31, 2018, 2017 and 2016, we incurred no other-than-temporary impairment charges. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

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

As of December 31, 2018, our goodwill totaled $101.9 million and is primarily related to the 2017 acquisition of EVBS, which increased goodwill by $91.5 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2018, our non-covered nonperforming assets (which consist of non-covered nonaccrual loans, loans past due 90 days and accruing and OREO) totaled $11.8 million, or 0.54% of total non-covered loans and OREO, which is a decrease of $12.7 million, or 51.8%, compared with non-covered nonperforming assets of $24.5 million, or 1.20% of total non-covered loans and OREO at December 31, 2017. At December 31, 2016, our non-covered nonperforming assets were $12.4 million, or 1.36% of total non-covered loans and OREO.

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

Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $1.89 billion, or approximately 86.8% of our total loan portfolio, as of December 31, 2018. Although residential and commercial real estate values have improved in our market area, such improved values may not continue or may slow down. If loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of operations.

As of December 31, 2018, $693.3 million, or approximately 31.8% of our total loans, were secured by single-family residential real estate. This includes $565.1 million in residential 1‑4 family loans and $128.2 million in home equity lines of credit. Total single-family residential real estate loans covered under the FDIC loss sharing agreement amount to $18.3 million as of December 31, 2018. If housing markets in our market areas do not continue to steadily improve or deteriorate, we may experience an increase in nonperforming loans, provision for loan losses and charge-offs.

If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.

As of December 31, 2018, a significant portion of our loan portfolio was comprised of loans secured by commercial real estate. In the majority of these loans, real estate was the primary collateral component. In some cases we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio. A weak real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values do not continue to improve or decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.

We are subject to risks related to our concentration of construction and land development and commercial real estate loans.

As of December 31, 2018, we had $146.6 million of construction and land development loans. Construction and land development loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

•	the viability of the contractor;
•	the contractor’s ability to successfully complete the project, to meet deadlines and time schedules and to stay within cost estimates; and
•	concentrations of such loans with a single contractor and its affiliates.

Real estate construction and land development loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction and land development loans which provides us with an additional source of repayment. As of December 31, 2018, we did not have any nonperforming construction and land development loans and had $2.9 million of assets that have been foreclosed. If one or more of our larger borrowers were to default on their construction and land development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

As of December 31, 2018, we had $1,051.2 million of commercial real estate loans, including multi-family residential loans and loans secured by farmland, none of which is covered by the FDIC loss sharing agreement. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service.

In addition, the Dodd-Frank Act contains provisions that may impact the Bank’s business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act and its implementing rules require, among other things, that a loan originator or a securitizer of asset-backed securities retain a percentage of the credit risk of securitized assets. In addition, with higher levels of commercial real estate loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposures. The Bank’s commercial real estate loans are below the thresholds identified as significant by the regulatory guidance. If there is deterioration in our commercial real estate portfolio or if regulatory authorities conclude that we have not implemented appropriate risk management policies and practices, it could adversely affect our business and result in a requirement of increased capital levels, and such capital may not be available at that time.

A new accounting standard will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which -replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current U.S. GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

For SEC reporting companies with December 31 fiscal-year ends, such as Southern National, CECL will become effective beginning with the first quarter of 2020. On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our business, financial condition and results of operations.

Changes to government guaranteed loan programs could affect our SBA business.

The Bank relies on originating government guaranteed loans, in particular those guaranteed by the SBA. As of December 31, 2018, the Bank had $70.5 million of SBA loans, $44.6 million of which were guaranteed and $25.9 million were non-guaranteed. We can provide no assurance that the Bank will be able to continue originating these loans, that it will be able to sell the loans in the secondary market if market conditions are favorable, or that it will continue to realize premiums upon any sale of SBA loans.

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

The federal government presently guarantees up to 85% of the principal amount of loans up to $150,000, 75% for loans greater than $150,000 and up to 90% of the principal amount for certain programs under the 7(a) program. SBA Express loans can be guaranteed by the federal government up to 50%. We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level. Furthermore, it is possible that the Bank could lose its preferred lender status which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA. It is also possible the federal government could reduce the amount of loans which it guarantees. In addition, we are dependent on the expertise of our personnel who make SBA loans in order to continue to originate and service SBA loans. If we are unable to retain qualified employees in the future, our income from the origination of SBA loans could be substantially reduced.

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

Although there can be no assurance of success or the availability of branch or bank acquisitions in the future we may seek to supplement our internal growth through attractive acquisitions. We cannot predict the number, size or timing of acquisitions, or whether any such acquisition will occur at all. Our acquisition efforts have traditionally focused on targeted banking entities in markets in which we currently operate and markets in which we believe we can compete effectively. However, as consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase and, as the number of appropriate targets decreases, the prices for potential acquisitions could increase which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. We may compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay.

We may not be able to successfully integrate our acquisitions or to realize the anticipated benefits of them.

A successful integration of each acquired bank with ours will depend substantially on our ability to successfully consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. While we have substantial experience in successfully integrating institutions we have acquired, we may encounter difficulties during integration, such as:

•	the loss of key employees;
•	the disruption of operations and businesses;
•	loan and deposit attrition, customer loss and revenue loss;
•	possible inconsistencies in standards, control procedures and policies;
•	unexpected issues with expected branch closures; and/or
•	unexpected issues with costs, operations, personnel, technology and credit;

all of which could divert resources from regular banking operations.  Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful merger integrations.

Further, we acquire banks with the expectation that these mergers will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of these mergers is subject to a number of uncertainties, including whether we integrate these institutions in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results.

Changes in U.S. tax laws and other laws and regulations could have unforeseen effects on our financial condition and results of operations.

Corporate tax rates affect our profitability and capital levels. The U.S. corporate tax code may be further reformed by the U.S. Congress and additional guidance may be issued by the U.S. Department of the Treasury relevant to the Tax Cuts and Jobs Act (Tax Act) enacted during 2017. Any adverse amendments to the Tax Act or other related legislation could have an adverse impact on our financial condition and results of operations.

As a result of the limitation on the deductibility of business interest included in the Tax Cuts and Jobs Act, we may have the right to redeem our currently outstanding subordinated debt.

On January 20, 2017, we issued $27.0 million in aggregate principal amount of 5.875% Fixed-to-Floating Rate Subordinated Notes due January 31, 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes are generally not redeemable by us until January 20, 2022. Further, in connection with our merger with EVBS, we assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain accredited investors pursuant to which EVBS sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes,” and together with the SNBV Senior Subordinated Notes, the “Company Notes”). However, we are permitted to redeem these notes earlier upon the occurrence of a “tax event”, which is generally defined as a material risk that the interest paid on the Company Notes would not be deductible by us, in whole or in part, for federal income tax purposes. Provisions of the Tax Cuts and Jobs Act impose a limit on the amount of business interest which is deductible, capping that interest deduction at the sum of (i) the taxpayer’s business interest income for the tax year plus (ii) 30% of the taxpayer’s adjusted taxable income for the tax year. As a consequence, in the event the interest payments on the Company Notes exceed the total amount of permitted deductible business interest under the Tax Cuts and Jobs Act, such occurrence could constitute a “tax event” under the Company Notes due to the limitation on the deductibility of our interest payments on the Company Notes and thus permit us to redeem the SNBV Senior Subordinated Notes and the EVBS Senior Subordinated Notes prior to 2022 and 2020, respectively.

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

We may be adversely impacted by the transition from LIBOR as a reference rate.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently considering industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have contracts that are indexed to USD-LIBOR and are currently evaluating what the ultimate impact of the transition from LIBOR will be and address related risks.

If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits and other financial instruments tied to LIBOR rates.

A portion of our variable rate loans are tied to LIBOR. While many of these loans contain “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, not all of our loans contain these “fallback” provisions and existing “fallback” provisions may not adequately address the actual changes to LIBOR or successor rates.  We may not be able to successfully amend these loans to provide for alternative rate calculations and such amendments could prove costly.  Even with “fallback” provisions, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes around how variable rates should be calculated. All of this could result in damage to our reputation, loss of customers and additional costs to us.

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

We operate in a mixed market environment with influences from both rural and urban areas. Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington, D.C., Charlottesville and Clifton Forge (Alleghany County), Front Royal, New Market, Northern Neck, Middle Peninsula, Richmond, Hampton Roads and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in these market areas. As of December 31, 2018, substantially all of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in these market areas slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability.

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

As further described above under Supervision and Regulation—Capital Requirements, we and the Bank are subject to various regulatory capital requirements administered by the FRB.

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

As of December 31, 2018, the Bank exceeded the amounts required to be well capitalized with respect to all four required capital ratios. As of December 31, 2018, the Bank’s leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 11.03%, 13.64%, 13.64% and 14.22%, respectively.

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

The Bank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FRB rules, if the Bank ceases to be a well capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2018, we had $254.6 million of brokered deposits, which represented 12.1% of our total deposits.

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

The implementation of other new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts.  In developing and marketing new lines of business and/or new products and services, we undergo a new product process to assess the risks of the initiative, and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative.  Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

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

Our ability to mitigate the adverse consequences of occurrences (such as the one in July 2017) is in part dependent on the quality of our information security procedures and contracts and our ability to anticipate the timing and nature of any such event that occurs. In recent years, we have incurred significant expense towards improving the reliability of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by this cyber-attack and information security breach or others in the future. Methods used to attack information systems change frequently (with generally increasing sophistication), often are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world. As a result, we may be unable to address these methods in advance of attacks, including by implementing adequate preventive measures. If such an attack or breach does occur again, we might not be able to fix it timely or adequately. To the extent that such an attack or breach relates to products or services provided by others, we seek to engage in due diligence and monitoring to limit the risk. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

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

Any individual, acting alone or with other individuals, who are seeking to acquire, directly or indirectly, 10.0% or more of our outstanding common stock must comply with the Change in Bank Control Act, which requires prior notice to the FRB for any acquisition. Additionally, any bank holding company that wants to acquire 5.0% or more of our outstanding common stock, or otherwise control us, may need to obtain the prior approval of the FRB under the BHCA of 1956, as amended. As a result, prospective investors in our common stock need to be aware of and comply with those requirements, to the extent applicable. The overall effect of such laws is to make it more difficult to acquire a bank holding company by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of Southern National may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control. Investors should be aware of these restrictions when acquiring shares of our stock.

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

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2018. We also declared a special dividend in the fourth quarters of 2014 and 2015. There are a number of restrictions on our ability to pay dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss-sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The agreements contain specific, detailed and cumbersome compliance, servicing, notification and reporting requirements, and failure to comply with any of the requirements and guidelines could result in a specific asset or group of assets permanently losing their loss-sharing coverage. Additionally, management may decide to forgo loss-share coverage on certain assets to allow greater flexibility over the management of such assets. As of December 31, 2018, $18.3 million, or 0.7%, of our assets were covered by the FDIC loss-sharing agreements.

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

Item 1B. Unresolved Staff Comments

Southern National does not have any unresolved staff comments from the SEC to report for the year ended December 31, 2018.

Item 2. Properties

Southern National’s principal office is located at 6830 Old Dominion Drive, McLean, Virginia. Southern National and Sonabank also have executive offices located at 1002 Wisconsin Avenue, N.W., Washington, DC and 10900 Nuckols Road, Suite 325, Glen Allen, Virginia. Including these main locations, our bank owns 29 properties and leases 25 properties, all of which are used as branch locations or for housing operational units in Maryland and Virginia. At December 31, 2018, Sonabank had 38 full-service retail branches in Virginia and seven full-service retail branches in Maryland. Impacting the number of Sonabank’s full-service retail branches in 2017 was the acquisition of EVBS resulting in 24 additional full-service retail branches at the time of the merger. As part of an overall restructuring of the combined institutions retail branch network, it was decided that we would close two full-service branches and one drive-thru facility in the Sonabank retail network. The Leesburg, Virginia drive-thru location was closed in July 2017, while the Broadview Avenue branch in Warrenton, Virginia and the Frederick, Maryland branch were both closed in September 2017 immediately prior to the core processing system conversion. Additionally, in October 2017, Sonabank opened a new full-service branch in the River’s Bend market located in Chesterfield County, Virginia. This branch, which was part of the EVBS merger, is in a dynamic growth area with new businesses and consumers entering the market every day. This market compliments our focus on the south of Richmond market which includes Colonial Heights, Tri-Cities and Midlothian.

Southern National believes its facilities are in good operating condition, are suitable and adequate for its operational needs and are adequately insured.

Item 3. Legal Proceedings

Southern National and Sonabank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

On November 6, 2006, Southern National closed on the initial public offering of its common stock, $0.01 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333‑136285) that was declared effective by the SEC on October 31, 2006. The shares of common stock were sold at a price to the public of $14.00 per share (equivalent to $12.73 after the stock dividend declared in May 2007).

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

In connection with its acquisition of EVBS, Southern National issued 11,557,760 shares of its common stock on June 23, 2017, which had a value of approximately $198.9 million based on Southern National’s common stock closing price of  $17.21 per share on June 23, 2017.

Southern National’s common stock is traded on the Nasdaq Global Market under the symbol “SONA”. Our common stock began trading on the Nasdaq Capital Market in November 2006, and the exchange listing was upgraded to the Nasdaq Global Market at the open of trading on December 18, 2007.

There were 24,118,003 shares of our common stock outstanding at the close of business on March 7, 2019, which were held by 1,399 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $15.15.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2018, Southern National had outstanding stock options granted under the 2010 Stock Awards and Incentive Plan (the “2010 Plan”) and the 2017 Equity Compensation Plan (the “2017 Plan”), which were approved by its shareholders. The following table provides information as of December 31, 2018 regarding Southern National’s equity compensation plans under which our equity securities are authorized for issuance:

Number of securities
remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
	warrants and rights	warrants and rights	in column A)
Plan category	A	B	C
Equity compensation plans approved by security holders	642,350	$9.77	724,641
Equity compensation plans not approved by security holders	—	—	—
Total	642,350	$9.77	724,641

Issuer Purchases of Equity Securities

None.

Performance Graph

The following chart compares the cumulative total shareholder return on Southern National common stock during the five years ended December 31, 2018, with the cumulative total return of the Russell 2000 Index and the SNL Bank and Thrift Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on December 31, 2013 in Southern National common stock, the Russell 2000 Index and the SNL Bank and Thrift Index.

The historical stock price performance for Southern National common stock shown on the graph below is not necessarily indicative of future stock performance.

	2013	2014	2015	2016	2017	2018
Southern National Bancorp of Virginia, Inc.	100.00	119.50	143.94	184.68	184.71	155.33
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
SNL Bank and Thrift Index	100.00	111.63	113.89	143.78	169.07	140.45

Item 6. Selected Financial Data

The following table sets forth selected financial data for Southern National as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$118,907	$83,570	$48,947	$43,701	$38,091
Interest expense	27,841	15,653	8,633	7,077	4,673
Net interest income	91,066	67,917	40,314	36,624	33,418
Provision for loan losses	4,200	8,625	4,912	3,171	3,444
Net interest income after provision for loan losses	86,866	59,292	35,402	33,453	29,974
Noninterest income	10,199	5,429	2,820	3,781	2,364
Noninterest expenses	53,760	49,149	22,815	23,278	21,101
Income before income taxes	43,305	15,572	15,407	13,956	11,237
Income tax expense	9,614	13,147	5,095	4,667	3,754
Net income	$33,691	$2,425	$10,312	$9,289	$7,483

Per Share Data:
Earnings per share - Basic	$1.40	$0.13	$0.84	$0.76	$0.63
Earnings per share - Diluted	$1.39	$0.13	$0.83	$0.75	$0.63
Cash dividends paid per share	$0.32	$0.32	$0.32	$0.52	$0.60
Book value per share	$14.48	$13.48	$10.30	$9.78	$9.33
Tangible book value per share (1)	$9.88	$8.86	$9.37	$8.83	$8.36
Dividend payout ratio	22.86%	246.15%	38.10%	68.42%	95.24%
Weighted average shares outstanding - Basic	24,012,437	18,390,810	12,251,804	12,224,494	11,846,126
Weighted average shares outstanding - Diluted	24,272,617	18,671,392	12,426,783	12,330,431	11,927,083
Shares outstanding at end of period	24,052,253	23,936,453	12,263,643	12,234,443	12,216,669

Selected Performance Ratios and Other Data:
Return on average assets	1.25%	0.13%	0.95%	0.95%	0.94%
Return on average equity	9.99%	1.02%	8.37%	7.87%	6.76%
Yield on earning assets	4.86%	4.76%	4.84%	4.85%	5.24%
Cost of funds	1.19%	0.94%	0.91%	0.91%	0.75%
Net interest margin	3.72%	3.87%	3.99%	4.07%	4.60%
Efficiency ratio (2)	53.09%	67.01%	52.89%	57.61%	58.97%
Net charge-offs to average loans	0.06%	0.51%	0.53%	0.28%	0.51%
Allowance for loan losses to total non-covered loans	0.57%	0.46%	0.95%	1.06%	1.11%
Stockholders' equity to total assets	12.89%	12.35%	11.06%	11.55%	12.43%

Financial Condition:
Total assets	$2,701,295	$2,614,252	$1,142,443	$1,036,107	$916,645
Total loans, net of deferred fees	2,178,824	2,062,328	930,415	829,425	703,472
Total deposits	2,097,600	1,865,156	912,982	825,294	742,425
Stockholders' equity	348,290	322,772	126,344	119,636	113,979

(1)	Tangible book value per share is calculated by dividing stockholders’ equity less intangible assets by the number of outstanding shares of common stock.
(2)

Efficiency ratio is calculated by dividing noninterest expenses by the sum of net interest income plus noninterest income. Noninterest expenses for year ended December 31, 2017, included merger expenses of $9,426 thousand. Excluding these merger expenses, our efficiency ratio was 54.16% for the year December 31, 2017.

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

Allowance for Loan and Lease Losses (“ALLL”)

The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collection of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance.  Management’s determination of the adequacy of the allowance is based on a three year historical average net loss experience for each portfolio segment, except consumer loans that are tracked on a two year basis, adjusted for current industry and economic conditions (referred to as “current factors”) and estimates of their effect on loan collectability. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly those affecting real estate values.

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

The general component covers non‑impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual net loss history experienced by Southern National over the most recent three years. This actual loss experience is adjusted for current factors based on the risks present for each portfolio segment. These current factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:  owner occupied commercial real estate, non-owner occupied commercial real estate, construction and land development, commercial loans, residential 1‑4 family, multi-family residential, loans secured by farmland, HELOC and consumer. While underwriting practices in today’s environment are more stringent, the Bank estimates the effect of internal factors on future net loss experience to be negligible. Management’s estimate of the effect of current external economic environmental conditions on future net loss experience is significant in all loan segments and particularly on loans secured by real estate including single family 1‑4, non-owner occupied commercial real estate and construction and land development loans. These factors include excess inventory, generally less demand driven in part by fewer qualified borrowers and buyers. These considerations have played a significant role in management’s estimate of the adequacy of the allowance for loan and lease losses.

Accounting for the FDIC Indemnification Asset and Acquired Loans

Southern National acquired loan portfolios through its acquisitions of GAB in 2009, HarVest Bank of Maryland in 2012, PGFSB in 2014 and EVBS in 2017. The single family residential loans acquired in the GAB transaction are referred to as “covered loans” because of loss protection provided by the FDIC pursuant to a loss sharing agreement which expires in December 2019.  The loss sharing agreement with the FDIC related to non-single family (commercial) loans expired in December 2014. The loans acquired in the EVBS, HarVest Bank of Maryland, and PGFSB transactions are not covered by an FDIC loss sharing agreement.

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

Loans acquired with evidence of credit deterioration since inception and for which it is probable that all contractual payments will not be received are accounted for under Accounting Standards Codification (“ASC”) Topic 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310‑30”). These loans are recorded at fair value at the time of acquisition, with no carryover of the related allowance for loan losses. Fair value of acquired loans is determined using a discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, and current market rates. In recording the acquisition date fair values of acquired impaired loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans).

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

Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over their estimated useful lives utilizing a method that approximates the expected attrition of the deposits. Under FASB ASC 350, Intangibles – Goodwill and Other, goodwill with an indefinite life is not amortized, but rather tested annually for impairment. Southern National evaluates goodwill for impairment each year as of September 30. Goodwill totaled $101.9 million at December 31, 2018. There was no impairment recorded for the years ended December 31, 2018, 2017 and 2016.

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

Valuation of Deferred Tax Asset

The provision for income taxes reflects the tax effects of the transactions reported in the consolidated financial statements, including taxes currently due as well as changes in deferred taxes. Deferred tax assets and liabilities represent estimates of the future tax return consequences of temporary differences between carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are computed by using currently enacted income tax rates and applying those rates to the periods in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. As of December 31, 2018 and 2017, management concluded that it is more likely than not that Southern National will generate sufficient taxable income to fully utilize our deferred tax assets.

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

At December 31, 2018, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

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

RESULTS OF OPERATIONS

Net Income

Net income for the year ended December 31, 2018 was $33.7 million, compared to $2.4 million for the year ended December 31, 2017 and $10.3 million for the year ended December 31, 2016. Southern National’s results for the year ended December 31, 2018 was impacted by $4.5 million of acquired loan discount accretion on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince George Federal Savings Bank. For the year ended December 31, 2018, other noninterest income benefited from $2.5 million of recoveries of legacy investment securities and loans charged off by EVBS before Southern National merged with EVBS during the late second quarter of 2017. Net income was also impacted by the reduced statutory federal tax rate applicable to the Company from 34% to 21% due to the enactment of the Tax Cuts and Jobs Act of 2017, which became effective on January 1, 2018. We recognized an additional income tax expense totaling $7.2 million in 2017 from the revaluation of net deferred tax asset as a result of the reduction in the corporate tax rate. For the year ended December 31, 2018, there was no material net tax expense resulting from a finalization of the calculations in 2018.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $91.0 million during the year ended December 31, 2018, compared to $67.9 million during the prior year. Average loans during the year ended December 31, 2018 were $2.14 billion compared to $1.53 billion during 2017, with the increase mostly attributable to the acquisition of EVBS in June of 2017. Southern National’s net interest margin was 3.72% during the year ended December 31, 2018 compared to 3.87% during the year ended December 31, 2017. The yield on average interest-earning assets increased 10 basis points to 4.86% during the year ended December 31, 2018 when comparing to the 4.76% yield on average interest-earning assets during 2017. The cost of average interest-bearing liabilities increased 31 basis points to 1.39% during the year ended December 31, 2018 when comparing to the 1.08% cost on average interest-bearing liabilities during 2017. The loan discount accretion on our acquisitions were $4.5 million and $3.8 million in the years ended December 31, 2018 and 2017, respectively.

Net interest income was $67.9 million during the year ended December 31, 2017, compared to $40.3 million during the prior year. Average loans during the year ended December 31, 2017 were $1.53 billion compared to $889.6 million during 2016, with the increase mostly attributable to the acquisition of EVBS in June of 2017. Southern National’s net interest margin was 3.87% during the year ended December 31, 2017 compared to 3.99% during the year ended December 31, 2016. The yield on average interest-earning assets decreased 8 basis points to 4.76% during the year ended December 31, 2017 when comparing to the 4.84% yield on average interest-earning assets during 2016.  The cost of average interest-bearing liabilities increased 8 basis points to 1.08% during the year ended December 31, 2017 when comparing to the 1.00% cost on average interest-bearing liabilities during 2016. The loan discount accretion on our four acquisitions were $3.8 million in the year ended December 31, 2017 compared to $1.9 million in 2016.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Year Ended
	December 31,
	2018			2017			2016
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,138,845	$110,213	5.15%	$1,528,081	$77,764	5.09%	$889,600	$45,348	5.10%
Investment securities	247,182	6,386	2.58%	182,464	4,569	2.50%	96,836	2,955	3.05%
Other earning assets	59,594	2,308	3.87%	44,546	1,237	2.78%	24,208	644	2.66%
Total earning assets	2,445,621	118,907	4.86%	1,755,091	83,570	4.76%	1,010,644	48,947	4.84%
Allowance for loan losses	(11,292)			(9,831)			(8,634)
Intangible assets	101,360			61,969			11,499
Total non-earning assets	158,988			115,388			66,850
Total assets	$2,694,677			$1,922,617			$1,080,359

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$324,797	$1,478	0.46%	$192,789	$704	0.36%	$36,470	$60	0.16%
Money market accounts	328,142	3,060	0.93%	256,746	1,582	0.62%	127,121	453	0.36%
Savings accounts	159,865	512	0.32%	112,868	442	0.39%	51,670	333	0.64%
Time deposits	808,718	13,185	1.63%	668,566	8,265	1.24%	579,157	7,255	1.25%
Total interest-bearing deposits	1,621,521	18,235	1.12%	1,230,969	10,993	0.89%	794,418	8,101	1.02%
Borrowings	380,822	9,606	2.52%	218,581	4,660	2.13%	66,230	532	0.80%
Total interest-bearing liabilities	2,002,343	27,841	1.39%	1,449,550	15,653	1.08%	860,648	8,633	1.00%
Noninterest-bearing liabilities:
Demand deposits	336,380			219,107			88,413
Other liabilities	18,646			15,694			8,140
Total liabilities	2,357,370			1,684,351			957,201
Stockholders' equity	337,307			238,266			123,158
Total liabilities and stockholders' equity	$2,694,677			$1,922,617			$1,080,359
Net interest income		$91,066			$67,917			$40,314
Interest rate spread			3.47%			3.68%			3.84%
Net interest margin			3.72%			3.87%			3.99%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended			Year Ended
	December 31, 2018 vs. 2017			December 31, 2017 vs. 2016
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
	(in thousands)
Interest-earning assets:
Loans, net of deferred fees	$31,476	$973	$32,449	$32,505	$(89)	$32,416
Investment securities	1,669	148	1,817	2,267	(653)	1,614
Other earning assets	496	575	1,071	563	30	593

Total interest-earning assets	33,641	1,696	35,337	35,335	(712)	34,623

Interest-bearing liabilities:
NOW and other demand accounts	556	218	775	500	144	644
Money market accounts	532	946	1,478	659	470	1,129
Savings accounts	124	(54)	70	163	(54)	109
Time deposits	1,982	2,938	4,920	1,067	(57)	1,010
Total interest-bearing deposits	3,194	4,048	7,243	2,389	503	2,892
Borrowings	3,962	984	4,946	2,397	1,731	4,128
Total interest-bearing liabilities	7,156	5,032	12,189	4,786	2,234	7,020

Change in net interest income	$26,485	$(3,337)	$23,148	$30,549	$(2,946)	$27,603

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

The provision for loan losses for the years ended December 31, 2018, 2017 and 2016 was $4.2 million, $8.6 million and $4.9 million, respectively. We had charge-offs totaling $3.1 million during 2018, $8.8 million during 2017 and $5.0 million during 2016. There were recoveries totaling $1.8 million during 2018, $991 thousand during 2017 and $239 thousand during 2016. The provision for loan losses decreased $4.4 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to improved credit quality in 2018. Decline in charge-offs for the year ended December 31, 2018, as compared to 2017 was primarily driven by loan cleanup post the EVBS merger in 2017. The primary driver of the increased level of recoveries during the year ended December 31, 2018, as compared to 2017, was $1.3 million in recoveries on commercial loans in 2018.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for loan losses.

Noninterest Income

The following tables present the major categories of noninterest income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

(dollars in thousands)	2018	2017	Change
Account maintenance and deposit service fees	$5,959	$3,564	$2,395
Income from bank-owned life insurance	1,983	929	1,054
Equity loss from mortgage affiliate	(894)	(345)	(549)
Gain on sales of investment securities	—	255	(255)
Recoveries related to acquired charged-off loans and investment securities	2,610	757	1,853
Other	541	269	272
Total noninterest income	$10,199	$5,429	$4,770

(dollars in thousands)	2017	2016	Change
Account maintenance and deposit service fees	$3,564	$896	$2,668
Income from bank-owned life insurance	929	700	229
Equity income from mortgage affiliate	(345)	1,109	(1,454)
Gain on sales of investment securities	255	—	255
Recoveries related to acquired charged-off loans and investment securities	757	—	757
Other	269	115	154
Total noninterest income	$5,429	$2,820	$2,609

Noninterest income increased 89% to $10.2 million in the year ended December 31, 2018 from $5.4 million in 2017. The increase was mainly due to the $2.4 million increase in account maintenance and deposit service fees primarily driven by the additional fees charged on the retail deposits acquired in the merger with EVBS. The increase in noninterest income was also driven by $1.9 million of higher income from recoveries of premerger charged off loans and securities by EVBS. Income from bank-owned life insurance (BOLI), which totaled $1.9 million for the year ended December 31, 2018, increased $1.0 million when compared to 2017. The increase was driven by $350 thousand of BOLI income recognized from death benefit payouts in 2018, income from the purchase of an additional $12.0 million in BOLI in 2018 as well as increases in BOLI associated with the EVBS merger. Partially offsetting these increases was a $549 thousand increase in losses from the investment in STM, mainly attributable to rising interest rates and operational changes within STM.

Noninterest income increased to $5.4 million in the year ended December 31, 2017 from $2.8 million in 2016. The increase was mainly due to the $2.7 million increase in account maintenance and deposit service fees primarily driven by the increased retail deposits acquired in the merger with EVBS.  Income from BOLI, which totaled $929 thousand for the year ended December 31, 2017, increased $229 thousand when compared to 2016, primarily driven by additional income earned from BOLI policies acquired in the merger with EVBS. Increase in noninterest income was also related to recoveries of $757 thousand from acquired loan and investment security balances from the EVBS acquisition. Prior to its acquisition by Southern National, these loan and investment security balances were fully charged-off by EVBS. Southern National also recognized an increase of $255 thousand from gains on sales of investment securities. Partially offsetting these increases was a $1.5 million decline in income from the investment in STM, which resulted in a loss of $345 thousand for the year ended December 31, 2017. The decline in income from the investment in STM was mainly attributable to the overall decrease in STM’s revenue due to a lower volume of mortgage loan closings.

Noninterest Expense

The following tables present the major categories of noninterest expense for the years ended December 31, 2018, 2017 and 2016 (in thousands):

(dollars in thousands)	2018	2017	Change
Salaries and benefits	$27,706	$20,285	$7,421
Occupancy expenses	6,628	4,809	1,819
Furniture and equipment expenses	2,795	2,228	567
Amortization of core deposit intangible	1,445	845	600
Virginia franchise tax expense	1,839	969	870
FDIC assessment	1,065	802	263
Data processing expense	1,885	1,140	745
Telephone and communication expense	2,035	1,422	613
Amortization of FDIC indemnification asset	764	712	52
Net loss on other real estate owned	360	520	(160)
Merger expenses	—	9,426	(9,426)
Other operating expenses	7,238	5,991	1,247
Total noninterest expenses	$53,760	$49,149	$4,611

(dollars in thousands)	2017	2016	Change
Salaries and benefits	$20,285	$11,675	$8,610
Occupancy expenses	4,809	3,155	1,654
Furniture and equipment expenses	2,228	975	1,253
Amortization of core deposit intangible	845	219	626
Virginia franchise tax expense	969	387	582
FDIC assessment	802	543	259
Data processing expense	1,140	744	396
Telephone and communication expense	1,422	745	677
Amortization of FDIC indemnification asset	712	793	(81)
Net (gain) loss on other real estate owned	520	174	346
Merger expenses	9,426	429	8,997
Other operating expenses	5,991	2,976	3,015
Total noninterest expenses	$49,149	$22,815	$26,334

Noninterest expenses were $53.7 million during the year ended December 31, 2018, compared to $49.1 million during the year ended December 31, 2017. The year-over-year increase of 9.4% in noninterest expenses was mainly driven by increased salaries and benefits of $7.4 million in 2018 compared to 2017 due to additional staff added in the EVBS acquisition. Occupancy expenses and furniture and equipment expenses increased $1.8 million and $567 thousand, respectively, year-over-year to $6.6 million and $2.8 million, respectively, for the year ended December 31, 2018 primarily associated with the EVBS merger. The increases in noninterest expenses associated with the EVBS merger are in-line with management's pre-merger expectations. Other operating expenses increased $1.2 million for the year ended December 31, 2018, when compared to the year ended December 31, 2017. Merger expenses associated with the EVBS acquisition was $9.4 million for the year ended December 31, 2017, which did not recur during 2018.

Noninterest expenses were $49.1 million during the year ended December 31, 2017, compared to $22.8 million during the year ended December 31, 2016.  The year-over-year increase in noninterest expenses was mainly driven by the additional acquisition and post-acquisition expenses associated with the EVBS merger on June 23, 2017.  Salaries and benefits increased $8.6 million in 2017 when compared to 2016.  Additional staff added in the EVBS acquisition was the main factor in the increase. Occupancy expenses and furniture and equipment expenses increased $1.7 million and $1.3 million, respectively, year-over-year to $4.8 million and $2.2 million, respectively, for the year ended December 31, 2017.  The main factor in the $1.7 million and $1.3 million year-over-year increases in occupancy expenses and furniture and equipment expenses, respectively, was the added expenses associated with the EVBS merger, which are in line with expectations.  Merger expenses associated with the EVBS acquisition increased $9.0 million to $9.4 million for the year ended December 31, 2017, compared to the $429 thousand of merger expenses during 2016. Other operating expenses increased $3.0 million for the year ended December 31, 2017, when compared to the year ended December 31, 2016.  The $3.0 million increase in other operating expenses was associated with the EVBS merger and was driven by a $500 thousand and a $477 thousand increase in professional services and marketing and advertising, respectively.  Professional services included consulting fees, legal services, and audit and accounting fees.

The majority of the merger and merger related expenses were incurred as the result of the merger with EVBS. The following table shows a breakdown of those merger and merger related expenses:

	For the Year Ended
	December 31, 2018	December 31, 2017
	(dollars in thousands)
Salaries and benefits (1)	$—	$4,927
Consulting and investment banking fees	—	2,234
Data processing (2)	—	609
Legal fees	—	637
Occupancy expenses	—	628
Filing fees	—	165
Appraisals	—	95
Lodging, travel and meals	—	33
Training	—	17
Other	—	81
Total merger expenses	$—	$9,426

(1)	Includes change-in-control contract payouts, severance and pay-to-stay bonuses.
(2)	Fee incurred to cancel core system platform contract.

FINANCIAL CONDITION

Total assets were $2.70 billion as of December 31, 2018, compared to $2.61 billion as of December 31, 2017. Total loans increased 5.65%, from $2.06 billion as of December 31, 2017 to $2.18 billion as of December 31, 2018, primarily due to organic loan growth. Total deposits were $2.09 billion as of December 30, 2018 compared to $1.87 billion at December 31, 2017 and total equity was $348.3 million and $322.8 million as of December 31, 2018 and 2017, respectively.

Loans

Total loans, net of deferred fees were $2.18 billion and $2.06 billion at December 31, 2018 and 2017, respectively. The $116.5 million increase in total loans, net of deferred fees, during 2018 was mainly due to the elevated loan demand in the market.

As of December 31, 2018 and 2017, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

The following table summarizes the composition of our loans, net of unearned income, at December 31 for the years indicated (in thousands):

	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$407,031	18.7%	$401,847	19.5%	$154,807	16.6%	$141,521	17.0%	$136,597	19.4%
Commercial real estate - non-owner occupied	540,698	24.8%	440,700	21.4%	279,634	29.9%	256,513	30.8%	200,517	28.4%
Secured by farmland	20,966	1.0%	23,038	1.1%	541	0.1%	578	0.1%	612	0.1%
Construction and land development	146,654	6.7%	197,972	9.6%	91,067	9.8%	67,832	8.2%	57,938	8.2%
Residential 1-4 family (1)	565,083	25.9%	483,006	23.4%	230,810	24.8%	178,071	21.4%	138,070	19.6%
Multi- family residential	82,516	3.8%	70,892	3.4%	30,021	3.2%	25,501	3.1%	21,832	3.1%
Home equity lines of credit (1)	128,225	5.9%	152,829	7.4%	29,203	3.1%	35,177	4.2%	33,409	4.7%
Total real estate loans	1,891,173	86.8%	1,770,284	85.8%	816,083	87.5%	705,193	84.8%	588,975	83.5%

Commercial loans	255,441	11.7%	253,258	12.3%	115,365	12.4%	124,985	15.0%	114,714	16.3%
Consumer loans	32,347	1.5%	39,374	1.9%	856	0.1%	1,366	0.2%	1,564	0.2%
Gross loans	2,178,961	100%	2,062,916	100%	932,304	100%	831,544	100%	705,253	100%

Less deferred fees on loans	(137)		(588)		(1,889)		(2,119)		(1,781)
Loans, net of deferred fees	$2,178,824		$2,062,328		$930,415		$829,425		$703,472

Covered loans included above in residential 1-4 family and home equity lines of credit (1)	$18,252		$23,339		$28,180		$34,373		$38,496

(1)	Includes loans acquired in the GAB transaction covered under an FDIC loss-share agreement that expires in 2019.

The following table sets forth the contractual maturity ranges of the construction and land development and commercial loan portfolios and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2018 (in thousands):

		After 1 Year
		Through 5 Years		After 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Construction and land development	$101,450	$24,385	$6,297	$5,581	$8,942	$146,655
Commercial	90,289	77,680	44,137	21,894	32,097	266,097
Total	$191,739	$102,065	$50,434	$27,475	$41,039	$412,752

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

The following table presents a comparison of non-covered nonperforming assets as of December 31, for the years indicated (in thousands):

	2018	2017	2016	2015	2014
Nonaccrual loans	$6,709	$16,931	$3,795	$4,173	$5,652
Loans past due 90 days and accruing interest	—	—	—	—	—
Total nonperforming loans	6,709	16,931	3,795	4,173	5,652
Other real estate owned	5,077	7,577	8,617	10,096	13,051
Total non-covered nonperforming assets	$11,786	$24,508	$12,412	$14,269	$18,703

Troubled debt restructurings	$692	$672	$688	$699	$—
SBA guaranteed amounts included in nonaccrual loans	$3,391	$4,664	$2,173	$3,541	$4,664

Allowance for loan losses to nonperforming loans	207.63%	55.50%	226.88%	201.80%	130.80%
Allowance for loan losses to total non-covered loans	0.57%	0.46%	0.95%	1.06%	1.11%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	0.28%	0.77%	0.92%	1.07%	1.60%

Covered nonperforming assets are not included in the table above because the carrying value includes a component for credit losses (the nonaccretable yield).

Non-covered nonaccrual loans were $6.7 million (including $3.4 million of loans fully covered by SBA guarantees) at December 31, 2018 compared to $16.9 million (including $4.7 million of loans fully covered by SBA guarantees) at December 31, 2017. The unguaranteed portions of the nonperforming SBA loans have been charged-off. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to total non-covered assets decreased from 0.77% at December 31, 2017 to 0.28% at December 31, 2018.

At December 31, 2018, our total substandard loans (covered and non-covered) totaled $7.7 million. Included in the total substandard loans were SBA guarantees of $3.4 million and covered loans of $0.8 million. Special mention loans totaled $13.9 million at December 31, 2018.

As of December 31, 2018, we had two loans in troubled debt restructurings (“TDRs”). One loan was modified in TDRs during the year ending December 31, 2018. One TDR which was modified in 2013 defaulted in 2015. This loan, in the amount of $662 thousand was current as of December 31, 2018.

It is the Bank’s practice to concurrently charge off collateral-dependent loans at the time loan impairment is recognized. We did not have any charge-offs on loans individually evaluated for impairment as of December 31, 2018.

We identify potential problem loans based on loan portfolio credit quality. We define our potential problem loans as our non-covered classified/criticized loans less total non-covered nonperforming loans noted above. At December 31, 2018 and 2017, our potential problem loans totaled $4.1 million and $5.5 million, respectively.

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

Our loan review program is administrated by the Chief Risk Officer who reports directly to the Audit Committee of the Board of Directors. In accordance with the Bank’s credit policy, in 2018, loans and commitments totaling 54.4% of the loan portfolio outstanding as of December 31, 2017, excluding consumer and residential 1‑4 family and multi-family loans, was reviewed by an independent third-party consultant, and 30% of the portfolio was reviewed internally. In 2019 we plan to have the independent third-party consultant review loans and commitments totaling at least 50% of the loan portfolio outstanding as of December 31, 2018, excluding consumer and residential 1‑4 family and multi-family loans, and another 30% will be reviewed internally. The purpose of loan review by a third-party is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the Bank’s credit policy and regulatory guidance. Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.

The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated (in thousands):

	As of December 31,
	2018		2017		2016		2015		2014
		Percent of		Percent of		Percent of		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by	Allowance	Loans by	Allowance	Loans by	Allowance	Loans by
	for Loan	Category to	for Loan	Category to	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
Commercial real estate (1)	$2,471	48.2%	$2,011	45.4%	$2,389	49.8%	$2,407	51.0%	$1,978	51.0%
Construction and land development	821	6.7%	692	9.6%	752	9.8%	865	8.2%	1,644	8.2%
Residential 1-4 family (2)	1,106	31.8%	1,586	30.8%	1,279	27.9%	1,408	25.6%	1,339	24.3%
Commercial loans	2,541	11.7%	4,496	12.3%	3,366	12.4%	3,041	15.0%	2,063	16.3%
Consumer loans	(116)	1.5%	612	1.9%	78	0.1%	48	0.2%	53	0.2%
Total	6,823	100.0%	9,397	100.0%	7,864	100.0%	7,769	100.0%	7,077	100.0%
Allowance for acquired loan losses	600		—		—		—		—
Total allocated allowance	7,423		9,397		7,864		7,769		7,077
Unallocated allowance	564		—		746		652		337
Total	$7,987		$9,397		$8,610		$8,421		$7,414

(1)	Includes owner and non-owner occupied loans, loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following table presents an analysis of the allowance for loan losses for the periods indicated (in thousands):

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Balance, beginning of period	$9,397	$8,610	$8,421	$7,414	$7,090
Provision charged to operations:
Provision for non-purchased loans	3,600	8,625	4,912	3,171	3,444
Provision for purchase credit impaired loans	600	—	—	—	—
Total provisions	4,200	8,625	4,912	3,171	3,444
Recoveries credited to allowance:
Real estate - commercial (1)	15	431	8	36	33
Real estate - construction, land and other	—	1	121	139	4
Real estate - residential 1-4 family (2)	125	17	10	242	21
Commercial	1,626	538	96	91	89
Consumer	18	4	4	1	3
Total recoveries	1,784	991	239	509	150
Loans charged off:
Real estate - commercial (1)	400	100	799	1,067	573
Real estate - construction, land and other	—	—	449	—	250
Real estate - residential 1-4 family (2)	842	369	22	413	449
Commercial	1,566	8,250	3,370	1,174	1,998
Consumer	290	110	322	19	—
Total loans charged-off	3,098	8,829	4,962	2,673	3,270
Net charge-offs	1,314	7,838	4,723	2,164	3,120
Balance, end of period	$12,283	$9,397	$8,610	$8,421	$7,414

Net charge-offs to average loans, net of unearned income	0.06%	0.51%	0.53%	0.28%	0.51

(1)	Includes owner and non-owner occupied loans, loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

In 2018, we had loan charge-offs totaling $3.1 million, compared to $8.8 million in 2017. The primary driver of  the decrease in loan charge-offs during the year ended December 31, 2018 as compared to the same period in 2017 was $7.1 million of charge-offs taken in the prior year on loans that were related to the deteriorating financial condition of one long-time borrower of the Bank, a government contractor, who experienced cash flow problems.

We believe that the allowance for loan losses at December 31, 2018 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses.

Investment Securities

Our investment securities portfolio provides us with required liquidity and investment securities to pledge as collateral to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Our investment securities portfolio is managed by our executive vice chairman and our treasurer, both of whom have significant experience in this area, with the concurrence of our Asset/Liability Committee. In addition to our executive vice chairman (who is the chairman of the Asset/Liability Committee) and our Controller, this committee is comprised of outside directors and other senior officers of the Bank, including but not limited to our executive chairman, our chief executive officer and our chief financial officer. Investment management is performed in accordance with our investment policy, which is approved annually by the Asset/Liability Committee and the Board of Directors. Our investment policy addresses our investment strategies, approval process, approved securities dealers and authorized investments. Our investment policy authorizes us to invest in:

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

We classify our investment securities as either held to maturity or available for sale. Debt investment securities that Southern National has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Investment securities classified as available for sale are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Investment securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Investment securities totaling $92.4 million were in the held to maturity portfolio at December 31, 2018, compared to $98.9 million at December 31, 2017. Investment securities totaling $143.4 million were in the available for sale portfolio at December 31, 2018, compared to $160.7 million at December 31, 2017. No investment securities were purchased or sold during 2018.

As of December 31, 2018, we owned pooled trust preferred investment securities as follows (in thousands):

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
						(in thousands)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	AA	$2,748	$2,550	$2,700	17%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	BBB	61	60	59	45%	4
						2,809	2,610	2,759		$223

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	795	28%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,846	14%	660
						3,650	2,589	2,641		$1,060

Total						$6,459	$5,199	$5,400

(1)	Pre-tax, and represents unrealized losses at date of transfer from available for sale to held to maturity, net of accretion
(2)	Pre-tax

Each of these investment securities has been evaluated for other than temporary impairment (“OTTI”). In performing a detailed cash flow analysis of each investment security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of OTTI. The cash flow analyses performed included the following assumptions:

•	0.5% of the remaining performing collateral will default or defer per annum.
•	Recoveries of 9% with a two-year lag on all defaults and deferrals.
•	No prepayments for 10 years and then 1% per annum for the remaining life of the investment security.
•	Our investment securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized no OTTI charges during 2018, 2017 or 2016, respectively.

Investment securities in our portfolio as of December 31, 2018 were as follows:

•	residential government-sponsored mortgage-backed securities in the amount of $37.0 million and residential government-sponsored collateralized mortgage obligations in the amount of $49.0 million;
•	corporate bonds in the amount of $2.0 million;
•	commercial mortgage-backed securities in the amount of $27.3 million;
•	SBA loan pool securities in the amount of $19.9 million;
•	callable agency securities in the amount of $55.8 million;
•	trust preferred securities in the amount of $5.3 million, $2.6 million of which is Alesco VII A1B which is rated Aa2 (Moody’s); and
•	municipal bonds in the amount of $39.6 million (fair value of $39.5 million) with a taxable equivalent yield of 3.12% and ratings as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$6,282	AAA	$6,973
Aa1	10,131	AA+	7,406
Aa2	4,338	AA	12,163
Aa3	1,855	AA-	1,748
A1	1,867	A+	1,041
A2	1,550	A	844
Baa1	1,024	BBB+	1,024
NA	12,442	NA	8,290
Total	$39,489	Total	$39,489

For additional information regarding investment securities refer to “Item 8. Financial Statements and Supplementary Data, Note 3‑Investment Securities.”

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale investment securities are reported at fair value, and held to maturity investment securities are reported at amortized cost (in thousands).

	December 31,
	2018	2017	2016
Available for sale securities:
Residential government-sponsored mortgage-backed securities	$27,302	$30,864	$—
Obligations of states and political subdivisions	18,055	18,727	2,259
Corporate securities	2,008	2,015	—
Trust preferred securities	2,641	2,388	1,659
Residential government-sponsored collateralized mortgage obligations	43,057	50,766	—
Government-sponsored agency securities	3,125	3,226	—
Agency commercial mortgage-backed securities	27,304	27,898	—
SBA pool securities	19,885	24,789	—
Total	$143,377	$160,673	$3,918

Held to maturity investment securities:
Residential government-sponsored mortgage-backed securities	$9,699	$11,500	18,594
Obligations of states and political subdivisions	21,496	22,830	12,706
Trust preferred securities	2,610	3,205	3,654
Residential government-sponsored collateralized mortgage obligations	6,001	8,727	2,371
Government-sponsored agency securities	52,656	52,650	47,975
Total	$92,462	$98,912	$85,300

The following table sets forth the amortized cost, fair value, and weighted average yield of our investment securities by contractual maturity at December 31, 2018. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Investment Securities Available for Sale
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due after one year through five years	$1,873	$1,866	1.99%
Due after five years through ten years	4,586	4,523	2.73%
Due after ten years	11,846	11,666	2.79%
	18,305	18,055	2.69%
Trust preferred securities
Due after ten years	2,589	2,641	8.05%
Corporate securities
Due after five years through ten years	2,008	2,008	6.13%
Government-sponsored agency securities
Due after one year through five years	1,500	1,463	2.00%
Due after ten years	1,747	1,662	3.26%
	3,247	3,125	2.68%
Residential government-sponsored mortgage-backed securities
Due within a year	1,913	1,909	1.98%
Due after five years through ten years	10,045	9,800	2.38%
Due after ten years	15,987	15,593	2.44%
	27,945	27,302	2.38%
Residential government-sponsored collateralized mortgage obligations
Due after five years through ten years	9,516	9,294	2.59%
Due after ten years	34,579	33,763	2.43%
	44,095	43,057	2.46%
Agency commercial mortgage-backed securities
Due after one year through five years	20,918	20,389	2.10%
Due after five years through ten years	7,151	6,915	2.46%
	28,069	27,304	2.19%
SBA pool securities
Due after five years through ten years	5,288	5,266	3.37%
Due after ten years	14,895	14,619	4.10%
	20,183	19,885	3.93%

	$146,441	$143,377	2.78%

	Investment Securities Held to Maturity
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield

Obligations of states and political subdivisions
Due after one year through five years	$5,359	$5,350	2.16%
Due after five years through ten years	4,081	4,100	2.35%
Due after ten years	12,056	11,984	3.14%
	21,496	21,434	2.74%
Trust preferred securities
Due after ten years	2,610	2,759	3.55%
Government-sponsored agency securities
Due after five years through ten years	14,990	14,191	2.54%
Due after ten years	37,666	35,342	3.03%
	52,656	49,533	2.89%
Residential government-sponsored mortgage-backed securities
Due after five years through ten years	2,754	2,692	2.10%
Due after ten years	6,945	6,781	2.80%
	9,699	9,473	2.61%
Residential government-sponsored collateralized mortgage obligations
Due after ten years	6,001	5,910	2.49%

	$92,462	$89,109	2.82%

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

Total deposits increased 11.8% to $2.09 billion at December 31, 2018 from $1.87 billion at December 31, 2017. The merger with EVBS on June 23, 2017 contributed $1.15 billion in deposits. Noninterest-bearing demand deposits increased from a year-end 2017 level of $319.2 million to $320.0 million as of December 31, 2018. Time deposits increased from $699.0 million to $925.4 million and savings accounts decreased from $161.9 million to $151.0 million over the same period. As of December 31, 2018, we had brokered certificates of deposit in the amount of $254.6 million and brokered money market deposits of $16.9 million. At December 31, 2017, we had brokered certificates of deposit in the amount of $109.8 million, and we had brokered money market deposits of $17.0 million.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Noninterest-bearing demand deposits	$336,380		$219,107		$88,413
Interest-bearing deposits:
Savings accounts	159,865	0.32%	112,868	0.39%	51,670	0.64%
Money market accounts	328,142	0.93%	256,746	0.62%	127,121	0.36%
NOW and other demand accounts	324,797	0.46%	192,789	0.36%	36,470	0.16%
Time deposits	808,718	1.63%	668,566	1.24%	579,157	1.25%
Total interest-bearing deposits	1,621,521	1.12%	1,230,969	0.89%	794,418	1.02%
Total deposits	$1,957,902		$1,450,076		$882,831

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

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2018 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$46,054	$88,979	$220,153	$149,186	$504,372

We use borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2018 and 2017, total FHLB borrowings were $163.3 million and $335.6 million, respectively. At December 31, 2018, we had $513.0 million of unused and available FHLB lines of credit.

Other short-term borrowings can consist of FHLB overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. During the second quarter of 2016, we discontinued offering repo accounts. However, repo accounts totaling $7.6 million were assumed on June 23, 2017 in the merger with EVBS. During the third quarter of 2017 we determined that we will continue to offer repo accounts, and the balance at December 31, 2018 was $18.7 million.

Other short-term borrowings consist of the following (in thousands):

	December 31,
	2018	2017	2016
FHLB overnight advances	$5,500	$56,860	$50,000
Other short-term FHLB advances maturing 6/27/2019	40,000	—	—
Other short-term FHLB advances maturing 6/18/2019	27,200	—	—
Other short-term FHLB advances maturing 6/12/2019	10,000	—	—
Other short-term FHLB advances maturing 6/11/2019	80,640	—	—
Other short-term FHLB advances maturing 6/27/2018	—	10,000	—
Other short-term FHLB advances maturing 6/20/2018	—	27,200	—
Other short-term FHLB advances maturing 6/14/2018	—	10,000	—
Other short-term FHLB advances maturing 6/13/2018	—	80,640	—
Other short-term FHLB advances maturing 6/12/2018	—	10,000	—
Other short-term FHLB advances maturing 3/28/2018	—	30,000	—
Other short-term FHLB advances maturing 3/14/2018	—	80,640	—
Other short-term FHLB advances maturing 3/13/2018	—	30,275	—
Other short-term FHLB advances maturing 3/27/2017	—	—	10,000
Other short-term FHLB advances maturing 5/4/2017	—	—	10,000
Other short-term FHLB advances maturing 6/5/2017	—	—	10,000
Other short-term FHLB advances maturing 6/19/2017	—	—	5,000
Other short-term FHLB advances maturing 12/15/2017	—	—	10,000
Securities sold under agreements to repurchase	18,721	15,468	—
Total	$182,061	$351,083	$95,000

Weighted average interest rate at year end	2.68%	1.50%	0.86%

For the periods ended December 31, 2018, 2017 and 2016:
Average outstanding balance	$324,155	$177,983	$66,864
Average interest rate during the year	1.91%	1.24%	0.74%

Maximum month-end outstanding balance	$411,511	$351,083	$95,000

Junior Subordinated Debt and Senior Subordinated Notes

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. Southern National injected $22.0 million of the proceeds from the sale of the SNBV Senior Subordinated Notes into the Bank as capital to support its continued growth. The remaining amount of the proceeds were used for general corporate purposes. At December 31, 2018, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At December 31, 2018, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $760 thousand.

In connection with our merger with EVBS, Southern National assumed $10.3 million (fair value adjustment of $801 thousand) of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3‑month LIBOR plus 2.95%. As of December 31, 2018 and 2017, the interest rate was 5.73% and 4.55%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning on September 17, 2008. Southern National has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. Southern National’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of Southern National.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At December 31, 2018, all of the trust preferred securities qualified as Tier 1 capital.

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

Also in connection with our merger with EVBS, Southern National assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million (fair value adjustment of $1.9 million)  in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. The EVBS Senior Subordinated Notes bear interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the EVBS Senior Subordinated Notes will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. Southern National may, at its option, redeem, in whole or in part, the EVBS Senior Subordinated Notes as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At December 31, 2018 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

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

We use simulation modeling to manage our interest rate risk, and we review quarterly interest sensitivity reports prepared for us by FTN Financial using the Fiserv Prologue Risk Manager ALM Analysis System. This approach uses a model which generates estimates of the change in our economic value of equity (“EVE”) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts using assumptions about estimated loan prepayment rates, reinvestment rates and deposit decay rates. FTN Financial used Sendero ALM Analysis System to prepare the quarterly interest sensitivity reports for 2017.

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of December 31, 2018 and

2017. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 200 basis point decrease in interest rates at December 31, 2018.

	Sensitivity of Economic Value of Equity
	As of December 31, 2018
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)
Up 400	$338,853	$(33,298)	(8.95)%	12.54%	97.03%
Up 300	347,409	(24,742)	(6.65)%	12.85%	99.48%
Up 200	356,429	(15,722)	(4.22)%	13.19%	102.07%
Up 100	362,312	(9,839)	(2.64)%	13.40%	103.75%
Base	372,151	—	—%	13.77%	106.57%
Down 100	341,397	(30,754)	(8.26)%	12.63%	97.76%
Down 200	303,809	(68,342)	(18.36)%	11.24%	87.00%

	Sensitivity of Economic Value of Equity
	As of December 31, 2017
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)
Up 400	$509,991	$48,765	10.57%	19.51%	158.00%
Up 300	505,504	44,278	9.60%	19.34%	156.61%
Up 200	497,373	36,147	7.84%	19.03%	154.09%
Up 100	485,450	24,224	5.25%	18.57%	150.40%
Base	461,226	—	0.00%	17.64%	142.90%
Down 100	399,221	(62,005)	(13.44)%	15.27%	123.69%
Down 200	324,959	(136,267)	(29.54)%	12.43%	100.68%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2018 and 2017 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines.

	Sensitivity of Net Interest Income
	As of December 31, 2018
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$101,121	$9,785	4.05%	0.35%
Up 300	97,784	6,448	3.97%	0.23%
Up 200	96,305	4,969	3.88%	0.16%
Up 100	93,719	2,383	3.78%	0.07%
Base	91,336	—	3.70%	0.00%
Down 100	91,719	383	3.72%	0.04%
Down 200	91,165	(171)	3.70%	0.03%

	Sensitivity of Net Interest Income
	As of December 31, 2017
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$97,308	$10,749	4.06%	0.41%
Up 300	94,909	8,350	3.97%	0.32%
Up 200	92,404	5,845	3.87%	0.22%
Up 100	89,684	3,125	3.77%	0.12%
Base	86,559	—	3.65%	0.00%
Down 100	86,688	129	3.65%	0.00%
Down 200	86,868	309	3.66%	0.01%

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

Liquidity and Funds Management

The objective of our liquidity management is to assure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and the sale of available for sale investment securities. In addition, we maintain lines of credit with the FHLB of Atlanta, federal funds lines of credit with three correspondent banks and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers. For additional information about borrowings and anticipated principal repayments refer to the discussion about Contractual Obligations below and “Item 8. Financial Statements and Supplementary Data, Note 10 – Securities Sold Under Agreements To Repurchase And Other Short-Term Borrowings and Note 11 – Junior Subordinated Debt and Senior Subordinated Notes.”

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

We have liquidity risk software with which we can monitor our liquidity risk at a point in time and prepare cash flow and funds availability projections over a two year period. The projections can be run using a base case and several stress levels.

During the year ended December 31, 2018, we funded our financial obligations with deposits and borrowings from the FHLB of Atlanta. At December 31, 2018, we had $339.2 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in 2019 is $690.6 million as of December 31, 2018. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

As of December 31, 2018, Southern National was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2018, Southern National has no material commitments or long-term debt for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. We and the Bank are subject to risk-based capital adequacy requirements imposed by the Federal Reserve.

See “Item 1. Business, Supervision and Regulation—Capital Adequacy Requirements.”

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of Southern National and the Bank at the periods indicated to the minimum and well-capitalized regulatory standards:

	Minimum
	Required for
	Capital		Actual Ratio at
	Adequacy	To Be Categorized	December 31,
	Purposes (1)	as Well Capitalized (2)	2018	2017
Southern National
Common equity tier 1 capital ratio	4.50%	n/a	11.57%	10.53%
Tier 1 risk-based capital ratio	6.00%	n/a	12.06%	10.98%
Total risk-based capital ratio	8.00%	n/a	14.92%	13.80%
Leverage ratio	4.00%	n/a	9.57%	8.82%
Sonabank
Common equity tier 1 capital ratio	4.50%	6.50%	13.64%	12.79%
Tier 1 risk-based capital ratio	6.00%	8.00%	13.64%	12.79%
Total risk-based capital ratio	8.00%	10.00%	14.22%	13.26%
Leverage ratio	4.00%	5.00%	11.03%	10.26%

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

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this Annual Report on Form 10‑K concerning Southern National have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Many factors impact interest rates, including the FRB, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets. Like most financial institutions, changes in interest rates can impact our net interest income which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings, as well as the valuation of our assets and liabilities.

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

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2018. The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.

	Contractual Obligations
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	(in thousands)
Certificates of deposit (1)	$690,563	$201,958	$32,920	$—	$925,441
Repurchase agreements	18,721	—	—	—	18,721
FHLB advances-short term	163,340	—	—	—	163,340
Junior subordinated debt	—	—	—	10,310	10,310
Senior subordinated notes	—	—	—	47,000	47,000
Operating leases	2,628	3,430	2,380	2,201	10,639
Total	$875,252	$205,388	$35,300	$59,511	$1,175,451

(1)

Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts sold by EVBS premerger. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $19.2 million and $15.2 million as of December 31, 2018 and 2017, respectively.

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

At December 31, 2018 and 2017, we had unfunded lines of credit and undisbursed construction loan funds totaling $339.2 million and $361.7 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Premerger, EVBS sold its credit card portfolio. With that sale, EVBS guaranteed the credit card accounts of certain customers to the bank that issues the cards. In connection with the merger with EVBS, Southern National now is the guarantor. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty and are not considered significant as of December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

This information is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10‑K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Southern National Bancorp of Virginia, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern National Bancorp of Virginia, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2013.

Greenville, North Carolina

March 15, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Southern National Bancorp of Virginia, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Southern National Bancorp of Virginia, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Southern National Bancorp of Virginia, Inc. and Subsidiaries  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, and our report dated March 15, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Dixon Hughes Goodman LLP

Greenville, North Carolina

March 15, 2019

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2018	2017

ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$6,939	$7,937
Interest-bearing deposits in other financial institutions	20,877	15,815
Federal funds sold	795	1,711
Total cash and cash equivalents	28,611	25,463

Securities available for sale, at fair value	143,377	160,673

Securities held to maturity, at amortized cost (fair value of $89,109 and $97,597, respectively)	92,462	98,912

Total loans	2,178,824	2,062,328
Less allowance for loan losses	(12,283)	(9,397)
Net loans	2,166,541	2,052,931

Stock in Federal Reserve Bank and Federal Home Loan Bank	19,522	26,775
Equity investment in mortgage affiliate	3,829	4,723
Preferred investment in mortgage affiliate	3,305	3,305
Bank premises and equipment, net	32,352	35,788
Goodwill	101,954	100,606
Core deposit intangibles, net	8,609	10,054
Bank-owned life insurance	62,495	50,790
Other real estate owned	5,077	7,577
Deferred tax assets, net	14,104	16,903
Other assets	19,057	19,752
Total assets	$2,701,295	$2,614,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$320,043	$319,189
Interest-bearing deposits:
NOW accounts	345,597	329,878
Money market accounts	355,469	355,084
Savings accounts	151,050	161,947
Time deposits	925,441	699,058
Total interest-bearing deposits	1,777,557	1,545,967
Total deposits	2,097,600	1,865,156

Securities sold under agreements to repurchase - short term	18,721	15,468
Federal Home Loan Bank (FHLB) advances - short term	163,340	335,615
Junior subordinated debt - long term	9,584	9,534
Senior subordinated notes - long term	47,089	47,128
Other liabilities	16,671	18,579
Total liabilities	2,353,005	2,291,480

Commitments and contingencies (See Note 15)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,052,253 and 23,936,453 shares issued and outstanding at December 31, 2018 and 2017, respectively	240	239
Additional paid in capital	305,654	304,932
Retained earnings	44,985	18,753
Accumulated other comprehensive loss	(2,589)	(1,152)
Total stockholders' equity	348,290	322,772
Total liabilities and stockholders' equity	$2,701,295	$2,614,252

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Interest and dividend income:
Interest and fees on loans	$110,213	$77,764	$45,348
Interest and dividends on taxable securities	5,752	4,077	2,619
Interest and dividends on tax exempt securities	634	492	336
Interest and dividends on other earning assets	2,256	1,231	644
Interest on federal funds sold	52	6	—
Total interest and dividend income	118,907	83,570	48,947
Interest expense:
Interest on deposits	18,235	10,993	8,101
Interest on repurchase agreements	97	36	18
Interest on junior subordinated debt	575	253	—
Interest on senior subordinated notes	2,847	2,194	—
Interest on other borrowings	6,087	2,177	514
Total interest expense	27,841	15,653	8,633
Net interest income	91,066	67,917	40,314
Provision for loan losses	4,200	8,625	4,912
Net interest income after provision for loan losses	86,866	59,292	35,402

Noninterest income:
Account maintenance and deposit service fees	5,959	3,564	896
Income from bank-owned life insurance	1,983	929	700
Equity gain (loss) from mortgage affiliate	(894)	(345)	1,109
Gain on sales of investment securities	—	255	—
Recoveries related to acquired charged-off loans and investment securities	2,610	757	—
Other	541	269	115
Total noninterest income	10,199	5,429	2,820

Noninterest expenses:
Salaries and benefits	27,706	20,285	11,675
Occupancy expenses	6,628	4,809	3,155
Furniture and equipment expenses	2,795	2,228	975
Amortization of core deposit intangible	1,445	845	219
Virginia franchise tax expense	1,839	969	387
FDIC assessment	1,065	802	543
Data processing expense	1,885	1,140	744
Telephone and communication expense	2,035	1,422	745
Amortization of FDIC indemnification asset	764	712	793
Net loss on other real estate owned	360	520	174
Merger expenses	—	9,426	429
Other operating expenses	7,238	5,991	2,976
Total noninterest expenses	53,760	49,149	22,815
Income before income taxes	43,305	15,572	15,407
Income tax expense	9,614	13,147	5,095
Net income	$33,691	$2,425	$10,312
Other comprehensive loss:
Unrealized loss on available for sale securities	$(1,548)	$(309)	$(284)
Realized amounts on securities sold, net	—	(255)	—
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	16	13	12
Net unrealized loss	(1,532)	(551)	(272)
Tax effect	(324)	(188)	(93)
Other comprehensive loss	(1,208)	(363)	(179)
Comprehensive income	$32,483	$2,062	$10,133
Earnings per share, basic	$1.40	$0.13	$0.84
Earnings per share, diluted	$1.39	$0.13	$0.83

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance - January 1, 2016	$122	$104,389	$15,735	$(610)	$119,636
Comprehensive income:
Net income	—	—	10,312	—	10,312
Change in unrealized loss on securities available for sale (net of tax benefit, $97)	—	—	—	(187)	(187)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $4 and accretion, $8 and amounts recorded into other comprehensive income at transfer)	—	—	—	8	8
Dividends on common stock ($0.32 per share)	—	—	(3,921)	—	(3,921)
Issuance of common stock for warrants exercised (11,000 shares)	1	100	—	—	101
Issuance of common stock under Stock Incentive Plan (18,200 shares)	—	135	—	—	135
Stock-based compensation expense	—	260	—	—	260
Balance - December 31, 2016	123	104,884	22,126	(789)	126,344
Comprehensive income:
Net income	—	—	2,425	—	2,425
Change in unrealized loss on securities available for sale (net of tax benefit, $192)	—	—	—	(372)	(372)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $4 and accretion, $8 and amounts recorded into other comprehensive income at transfer)	—	—	—	9	9
Dividends on common stock ($0.32 per share)	—	—	(5,798)	—	(5,798)
Issuance of common stock for warrants exercised (49,500 shares)	—	449	—	—	449
Issuance of common stock under Stock Incentive Plan (65,550 shares)	—	555	—	—	555
Issuance of common stock in connection with Eastern Virginia Bankshares, Inc. merger (11,557,760 shares)	116	198,793	—	—	198,909
Stock-based compensation expense	—	251	—	—	251
Balance - December 31, 2017	239	304,932	18,753	(1,152)	322,772
Comprehensive income:
Net income	—	—	33,691	—	33,691
Changes in other comprehensive loss on investment securities (net of tax, $(324), and accretion of $16)	—	—	—	(1,208)	(1,208)
Dividends on common stock ($0.32 per share)	—	—	(7,688)	—	(7,688)
Issuance of common stock under Stock Incentive Plan (58,000 shares, net)	1	442	—	—	443
Reclassification adjustment from accumulated other comprehensive income to retained earnings for adoption of ASU 2018-02	—	—	229	(229)	—
Stock-based compensation expense	—	280	—	—	280
Balance - December 31, 2018	$240	$305,654	$44,985	$(2,589)	$348,290

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$33,691	$2,425	$10,312
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	3,273	2,176	798
Amortization of core deposit intangible	1,445	845	219
Other amortization, net	2,685	1,606	(36)
Accretion of loan discount	(4,534)	(3,802)	(1,874)
Amortization of FDIC indemnification asset	704	712	793
Provision for loan losses	4,200	8,625	4,912
Earnings on bank-owned life insurance	(1,633)	(929)	(700)
Equity loss on mortgage affiliate	894	345	(1,109)
Stock-based compensation expense	280	251	260
Net gain on sales of investment securities	—	(255)	—
Gain on bank-owned life insurance death benefit	(350)	—	—
Net loss on other real estate owned	360	520	174
Provision for deferred income taxes	3,121	9,686	29
Net decrease in other assets	213	6,069	2,924
Net increase (decrease) in other liabilities	(2,909)	(3,687)	1,321
Net cash and cash equivalents provided by operating activities	41,440	24,587	18,023
Investing activities:
Proceeds from sales of investment securities	—	4,767	—
Purchases of held to maturity investment securities	—	(9,950)	(46,055)
Purchases of available for sale investment securities	—	(3,247)	—
Proceeds from paydowns, maturities and calls of available for sale investment securities	14,360	7,987	—
Proceeds from paydowns, maturities and calls of held to maturity investment securities	5,955	11,037	57,622
Loan originations and payments, net	(113,845)	(104,009)	(108,760)
Proceeds from sales of loans held for sale	—	19,689	—
Purchase of bank-owned life insurance	(12,000)	—	—
Proceeds from bank-owned life insurance death benefit	2,278	—	—
Improvements on other real estate owned	81	—	—
Investment in mortgage affiliate, net	—	46	939
Net (increase) decrease in stock in Federal Reserve Bank and Federal Home Loan Bank	7,253	(12,112)	(1,000)
Payments received on FDIC indemnification asset	—	46	18
Proceeds from sales of other real estate owned	2,059	1,110	1,790
Proceeds from sales of bank premise and equipment and assets held for sale	2,136	40	—
Purchases of bank premises and equipment	(1,973)	(1,425)	(143)
Cash acquired in acquisition of Eastern Virginia Bankshares, Inc.	—	24,015	—
Net cash and cash equivalents used in investing activities	(93,696)	(62,006)	(95,589)
Financing activities:
Net increase (decrease) in deposits	231,671	(196,801)	77,307
Cash dividends paid on common stock	(7,688)	(5,798)	(3,921)
Issuance of common stock for warrants exercised	—	449	101
Issuance of common stock under Stock Incentive Plan	443	555	135
Issuance of subordinated notes, net of cost	—	26,075	—
Net increase (decrease) in short-term borrowings	(169,022)	191,010	21,000
Net cash and cash equivalents provided by financing activities	55,404	15,490	94,622
Increase (decrease) in cash and cash equivalents	3,148	(21,929)	17,056
Cash and cash equivalents at beginning of period	25,463	47,392	30,336
Cash and cash equivalents at end of period	$28,611	$25,463	$47,392
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$26,129	$14,571	$8,289
Income taxes	6,672	3,671	4,604
Supplemental schedule of noncash investing and financing activities
Transfer from loans to other real estate owned	$—	$43	$144
Transfer from long-term FHLB advances to short-term FHLB advances	—	—	15,000
Transfer from securities sold under agreements to repurchase to deposits	—	—	10,381
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$—	$1,356,637	$—
Other intangible assets acquired	—	100,127	—
Fair value of liabilities assumed	—	(1,257,845)	—
Total merger consideration	$—	$198,919	$—

See accompanying notes to consolidated financial statements.

1.            ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV” or the “Company”) is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank” or the “Bank”) a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its merger with Eastern Virginia Bankshares, Inc. (“EVBS”) and the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank (see Note 2 - Business Combinations). Sonabank provides a range of financial services to individuals and small and medium sized businesses. At December 31, 2018, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term include: the determination of the allowance for loan losses, the carrying value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, fair value measurements related to assets acquired and liabilities assumed from business combinations, other real estate owned (“OREO”) and deferred tax assets.

Business Combinations

U.S. GAAP requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non‑controlling interest in the acquiree at the acquisition date, with any excess of purchase price recognized as either intangibles or goodwill.

If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. The measurement period ends as soon as the acquirer receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. However, the measurement period shall not exceed one year from the acquisition date. The acquirer recognizes an increase (decrease) in the provisional amount recognized for an identifiable asset (liability) by means of a decrease (increase) in goodwill.

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

In accordance with Accounting Standards Codification (“ASC”) 310‑30, “Loans and debt securities acquired with Deteriorated Credit Quality,” and based on current information and events, if it becomes probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Bank will recalculate the amount of accretable yield for the acquired loans as the excess of the revised cash flows expected to be collected over the sum of (1) the initial investment in the loans less (2) cash collected less (3) write downs, if any plus (4) the amount of yield accreted to date. The amount of accretable yield will be adjusted by reclassification from non-accretable yield. This adjustment would be accounted for as a change in estimate with the amount of periodic accretion adjusted over the remaining life of the loans.

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

The general component covers non‑impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual net loss history experienced by Southern National over the most recent three years, except consumer loans that are tracked on a two year basis. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:  owner occupied commercial real estate, non-owner occupied commercial real estate, construction and land development, commercial loans, 1‑4 family residential, and other consumer. While underwriting practices in this environment are more stringent, the Bank estimates the effect of internal factors on future net loss experience to be negligible. Management’s estimate of the effect of current external economic environmental conditions on future net loss experience is significant in all loan segments and particularly on loans secured by real estate including single family 1‑4, non-owner occupied commercial real estate and construction and land development loans. These factors include excess inventory, generally less demand driven in part by fewer qualified borrowers and buyers. These considerations have played a significant role in management’s estimate of the adequacy of the allowance for loan and lease losses.

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

Bank-owned Life Insurance

Southern National has purchased, and acquired through acquisitions, life insurance policies on certain former and current key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Other Real Estate Owned (“OREO”)

Real estate acquired through or instead of foreclosure is held for sale and initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a direct charge-off is recorded through expense. Operating costs after acquisition are expensed as incurred.

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

Impairment of Long-Lived Assets

Premises and equipment, core deposit intangible assets and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or net income.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2018. Southern National and its subsidiaries file a consolidated U.S. federal tax return; Sonabank files a Maryland state income tax return and Southern National files a Virginia state income tax return. These returns are subject to examination by taxing authorities for all years after 2014.

On December 22, 2017 the Tax Cuts and Jobs Act was enacted into Federal Law. The new law establishes a new flat corporate federal statutory income tax rate of 21%. For more information on the impact the new law had on Southern National, see discussion in Note 12 - Income Taxes.

Restrictions on Cash

No regulatory reserve or clearing requirements with the FRB were needed at December 31, 2018 and 2017.

Consolidated Statements of Cash Flows

For purposes of reporting cash flows, Southern National defines cash and cash equivalents as cash due from financial institutions, interest-bearing deposits and federal funds sold in other financial institutions with maturities less than 90 days. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. The new guidance became effective for interim and annual reporting periods beginning after December 15, 2017. Our revenue is balanced between net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, include service charges on deposit accounts, investment services income and card interchange fees, which did not materially change from its prior practice. The Company adopted ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach and it did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets.  The amendments in this ASU became effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company's consolidated financial statements.  In accordance with (d) above, the Company measured fair value of its net loans, certificates of deposits, junior subordinated debt, and senior subordinated notes as of December 31, 2018 using an exit price notion.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU reduced diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 became effective for interim and annual reporting periods beginning after December 15, 2017. Entities were required to apply the guidance retrospectively. The Company adopted ASU 2016-15 on January 1, 2018. ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.  These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The guidance was effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU require a reclassification from/to accumulated other comprehensive income and to/from retained earnings for stranded tax effects resulting from the change in the newly enacted federal corporate income tax rate. Consequently, the amendments in this ASU eliminates the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017. The amendments in this ASU were effective for all entities for fiscal years beginning after December 15, 2018 with early adoption allowed. Southern National adopted this ASU 2018-02 during the first quarter of 2018. The effect of the adoption of this ASU increased accumulated other comprehensive loss by $229 thousand with the offset to retained earnings as recorded in the statement of changes in stockholders’ equity. This represents the difference between the historical federal corporate income tax rate and the newly enacted 21 percent federal corporate income tax rate.

New Accounting Standards Not Yet Adopted:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which updates narrow aspects of the guidance issued in ASU 2016-02. The amendments in this ASU were effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  Early adoption of this ASU was permitted for all entities. The Company adopted ASU 2016-02 in the first quarter of 2019 and inventoried and categorized its lease agreements. Upon adoption, the Company recognized right-of-use assets and associated lease liabilities ranging between $8.0 million to $10.0 million.

In June 2016,  the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Southern National has engaged a third-party to collect data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  ASU 2017-08 became effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The company adopted ASU 2017-08 in the first quarter of 2019 and it did not have a material impact on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This ASU makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 were effective for the Company for fiscal years beginning after December 15, 2018. The Company adopted ASU 2018-09 in the first quarter of 2019 and it did not have a material impact on the Company’s consolidated financial statements.

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

The following table details the total consideration paid by SNBV on June 23, 2017 in connection with the acquisition of EVBS, the fair values of the assets acquired and liabilities assumed, and the resulting goodwill:

	As Recorded	Fair Value	As Recorded
(dollars in thousands)	by EVBS	Adjustments	by the Company
Consideration paid:
Cash			$10
SNBV common stock			198,909
Total consideration paid			$198,919

Identifiable assets acquired:
Cash and due from banks	$4,350	$—	$4,350
Interest bearing deposits with banks	18,993	—	18,993
Federal funds sold	682	—	682
Securities available for sale, at fair value	163,029	(150)	162,879
Securities held to maturity, at carrying value	19,036	508	19,544
Restricted securities, at cost	6,734	—	6,734
Loans	1,045,600	(14,188)	1,031,412
Loans held for sale	19,689	—	19,689
Deferred income taxes	15,735	4,912	20,647
Bank premises and equipment	24,242	4,158	28,400
Assets held for sale	2,970	(884)	2,086
Accrued interest receivable	4,272	—	4,272
Other real estate owned	563	(1)	562
Core deposit intangible	435	9,590	10,025
Bank owned life insurance	26,035	—	26,035
Other assets	10,004	—	10,004
Total identifiable assets acquired	1,362,369	3,945	1,366,314

Identifiable liabilities assumed:
Noninterest-bearing demand accounts	226,637	—	226,637
Interest-bearing deposits	920,743	1,182	921,925
Federal funds purchased and repurchase agreements	7,598	—	7,598
Federal Home Loan Bank advances	57,475	—	57,475
Junior subordinated debt	10,310	(801)	9,509
Senior subordinated notes	19,175	1,876	21,051
Accrued interest payable	902	—	902
Other liabilities	12,748	1,000	13,748
Total identifiable liabilities assumed	1,255,588	3,257	1,258,845

Net identifiable assets acquired	$106,781	$688	$107,469

Goodwill resulting from acquisition			$91,450

The net effect of the amortization of premiums and accretion of discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from EVBS had the following impact on the consolidated statements of income for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
(dollars in thousands)	2018	2017
Loans (1)	$3,470	$2,800
Time deposits (2)	773	407
Junior and senior subordinated debt (3)	11	43
Core deposit intangible (4)	(1,253)	(651)
Net impact to income before income taxes	$3,001	$2,599

(1)	Loan discount accretion is included in the “Interest and fees on loans” section of “Interest and dividend income” in the Consolidated Statements of Income and Comprehensive income.
(2)	Time deposit premium amortization is included in the "Interest on deposits" section of "Interest expense" in the Consolidated Statements of Income and Comprehensive income.
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

The table below illustrates the pro forma revenue, net income, and earnings per share (basic and diluted) of the combined entities had the acquisition taken place on January 1, 2015. The combined pro forma revenue, net income, and earnings per share (basic and diluted) combines the historical results of EVBS with the Company’s consolidated statements of income for the periods listed below and, while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2015. Acquisition-related expenses of $9.4 million and $429 thousand were included in the Company’s reported consolidated statements of income for the years ended December 31, 2017 and 2016, respectively, but were excluded from the pro forma information listed below.

Southern National expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the pro forma amounts below:

	Pro Forma	Pro Forma
	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,
(dollars in thousands, except per share data)	2017	2016
Net interest income	$91,010	$85,114
Net income	9,555	18,354

Earnings per share, basic	$0.40	$0.77
Earnings per share, diluted	$0.39	$0.76

Weighted average shares outstanding - Basic	23,923,410	23,923,410
Weighted average shares outstanding - Diluted	24,228,054	24,228,054

3.           INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2018
Residential government-sponsored mortgage-backed securities	$27,945	$—	$(643)	$27,302
Obligations of states and political subdivisions	18,305	30	(280)	18,055
Corporate securities	2,008	1	(1)	2,008
Trust preferred securities	2,589	356	(304)	2,641
Residential government-sponsored collateralized mortgage obligations	44,095	3	(1,041)	43,057
Government-sponsored agency securities	3,247	—	(122)	3,125
Agency commercial mortgage-backed securities	28,069	—	(765)	27,304
SBA pool securities	20,183	10	(308)	19,885
Total	$146,441	$400	$(3,464)	$143,377

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2017
Residential government-sponsored mortgage-backed securities	$31,145	$3	$(284)	$30,864
Obligations of states and political subdivisions	18,581	187	(41)	18,727
Corporate securities	2,013	2	—	2,015
Trust preferred securities	2,590	—	(202)	2,388
Residential government-sponsored collateralized mortgage obligations	51,521	1	(756)	50,766
Government-sponsored agency securities	3,247	—	(21)	3,226
Agency commercial mortgage-backed securities	28,263	—	(365)	27,898
SBA pool securities	24,829	68	(108)	24,789
Total	$162,189	$261	$(1,777)	$160,673

The amortized cost, unrecognized gains and losses, and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
December 31, 2018
Residential government-sponsored mortgage-backed securities	$9,699	$4	$(230)	$9,473
Obligations of states and political subdivisions	21,496	85	(147)	21,434
Trust preferred securities	2,610	150	(1)	2,759
Residential government-sponsored collateralized mortgage obligations	6,001	—	(91)	5,910
Government-sponsored agency securities	52,656	—	(3,123)	49,533
Total	$92,462	$239	$(3,592)	$89,109

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
December 31, 2017
Residential government-sponsored mortgage-backed securities	$11,500	$23	$(77)	$11,446
Obligations of states and political subdivisions	22,830	169	(56)	22,943
Trust preferred securities	3,205	165	(17)	3,353
Residential government-sponsored collateralized mortgage obligations	8,727	—	(99)	8,628
Government-sponsored agency securities	52,650	25	(1,448)	51,227
Total	$98,912	$382	$(1,697)	$97,597

The amortized cost amounts are net of recognized OTTI on trust preferred securities.

No investment securities were purchased or sold during 2018.

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

The fair value and carrying amount, if different, of debt investment securities as of December 31, 2018, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$3,373	$3,329	$5,359	$5,350
Due in five to ten years	6,594	6,531	19,071	18,291
Due after ten years	16,182	15,969	52,332	50,085
Residential government-sponsored mortgage-backed securities	27,945	27,302	9,699	9,473
Residential government-sponsored collateralized mortgage obligations	44,095	43,057	6,001	5,910
Agency commercial mortgage-backed securities	28,069	27,304	—	—
SBA pool securities	20,183	19,885	—	—
Total	$146,441	$143,377	$92,462	$89,109

Investment securities with a carrying amount of approximately $165.7 million and $173.4 million at December 31, 2018 and 2017, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Southern National monitors the portfolio for indicators of OTTI. At December 31, 2018 and 2017, certain investment securities’ fair values were below cost. As outlined in the table below, there were 184 investment securities with fair values totaling approximately $209.2 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at December 31, 2018. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these investment securities and it is likely that we will not be required to sell the investment securities before their anticipated recovery, management does not consider these investment securities to be other than temporarily impaired as of December 31, 2018. The following tables present information regarding investment securities in a continuous unrealized loss position as of December 31, 2018 and 2017 by duration of time in a loss position (in thousands):

December 31, 2018	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$393	$(5)	$26,910	$(638)	$27,303	$(643)
Obligations of states and political subdivisions	2,220	(78)	13,385	(202)	15,605	(280)
Corporate securities	1,008	(1)	—	—	1,008	(1)
Trust preferred securities	—	—	795	(304)	795	(304)
Residential government-sponsored collateralized mortgage obligations	—	—	42,598	(1,041)	42,598	(1,041)
Government-sponsored agency securities	—	—	3,125	(122)	3,125	(122)
Agency commercial mortgage-backed securities	—	—	27,304	(765)	27,304	(765)
SBA pool securities	6,009	(70)	10,546	(238)	16,555	(308)
Total	$9,630	$(154)	$124,663	$(3,310)	$134,293	$(3,464)

December 31, 2018	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$8,935	$(230)	$8,935	$(230)
Obligations of states and political subdivisions	3,273	(10)	7,187	(137)	10,460	(147)
Trust preferred securities	—	—	60	(1)	60	(1)
Residential government-sponsored collateralized mortgage obligations	—	—	5,910	(91)	5,910	(91)
Government-sponsored agency securities	—	—	49,532	(3,123)	49,532	(3,123)
Total	$3,273	$(10)	$71,624	$(3,582)	$74,897	$(3,592)

December 31, 2017	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$30,336	$(284)	$—	$—	$30,336	$(284)
Obligations of states and political subdivisions	4,642	(41)	—	—	4,642	(41)
Trust preferred securities	1,473	(18)	915	(184)	2,388	(202)
Residential government-sponsored collateralized mortgage obligations	50,555	(756)	—	—	50,555	(756)
Government-sponsored agency securities	1,726	(21)	—	—	1,726	(21)
Agency commercial mortgage-backed securities	27,898	(365)	—	—	27,898	(365)
SBA pool securities	15,156	(108)	—	—	15,156	(108)
Total	$131,786	$(1,593)	$915	$(184)	$132,701	$(1,777)

December 31, 2017	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$3,409	$(26)	$2,986	$(51)	$6,395	$(77)
Obligations of states and political subdivisions	7,918	(34)	1,782	(22)	9,700	(56)
Trust preferred securities	—	—	240	(17)	240	(17)
Residential government-sponsored collateralized mortgage obligations	7,112	(46)	1,516	(53)	8,628	(99)
Government-sponsored agency securities	1,719	(2)	37,532	(1,446)	39,251	(1,448)
Total	$20,158	$(108)	$44,056	$(1,589)	$64,214	$(1,697)

As of December 31, 2018, we owned pooled trust preferred investment securities as follows (in thousands):

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings When						Estimated	Deferrals to	Other
	Tranche	Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	AA	$2,748	$2,550	$2,700	17%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	BBB	61	60	59	45%	4
						2,809	2,610	2,759		$223

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	C	1,500	1,099	795	28%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,846	14%	660
						3,650	2,589	2,641		$1,060

Total						$6,459	$5,199	$5,400

(1)	Pre-tax, and represents unrealized losses at date of transfer from available for sale to held to maturity, net of accretion
(2)	Pre-tax

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

The amount of cumulative other than temporary impairment related to credit losses, previously recognized in earnings, was $1,060 at December 31, 2018, 2017 and 2016. There were no other than temporary impairment charges related to credit losses or sales of these securities during the years ended December 31, 2018, 2017 or 2016.

Changes in accumulated other comprehensive (loss) by component for the years ended December 31, 2018, 2017 and 2016 are shown in the table below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Losses on	Held to Maturity
For the year ended December 31, 2018	Available for Sale	Securities	Total
Beginning balance	$(999)	$(153)	$(1,152)
Amounts reclassified from accumulated other comprehensive income due to the adoption of ASU 2018-02	(199)	(30)	(229)
Subtotal	(1,198)	(183)	(1,381)
Current period other comprehensive (loss) income	(1,221)	13	(1,208)
Ending balance	$(2,419)	$(170)	$(2,589)

	Unrealized Holding
	Losses on	Held to Maturity
For the year ended December 31, 2017	Available for Sale	Securities	Total
Beginning balance	$(627)	$(162)	$(789)
Other comprehensive income before reclassifications	(372)	(246)	(618)
Amounts reclassified from accumulated other comprehensive income	—	255	255
Net current-period other comprehensive (loss) income	(372)	9	(363)
Ending balance	$(999)	$(153)	$(1,152)

	Unrealized Holding
	Losses on	Held to Maturity
For the year ended December 31, 2016	Available for Sale	Securities	Total
Beginning balance	$(440)	$(170)	$(610)
Other comprehensive (loss) income before reclassifications	(187)	8	(179)
Net current-period other comprehensive (loss) income	(187)	8	(179)
Ending balance	$(627)	$(162)	$(789)

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred fees, consist of the following at year end (in thousands):

	December 31, 2018	December 31, 2017
Loans secured by real estate:
Commercial real estate - owner occupied	$407,031	$401,847
Commercial real estate - non-owner occupied	540,698	440,700
Secured by farmland	20,966	23,038
Construction and land loans	146,654	197,972
Residential 1-4 family	565,083	483,006
Multi- family residential	82,516	70,892
Home equity lines of credit	128,225	152,829
Total real estate loans	1,891,173	1,770,284

Commercial loans	255,441	253,258
Consumer loans	32,347	39,374
Gross loans	2,178,961	2,062,916
Less deferred fees on loans	(137)	(588)
Loans, net of deferred fees	$2,178,824	$2,062,328

(1)

Includes $18.3 million and $23.3 million of loans as of December 31, 2018 and 2017, respectively, acquired in the GAB transaction covered under an FDIC loss-share agreement. The agreement covering single family loans expires in December 2019.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

On June 23, 2017, in connection with the merger with EVBS, Southern National acquired loans held for sale with a fair value of $19.7 million and loans held for investment with an unpaid principal balance of $1.05 billion and an estimated fair value of $1.03 billion, which created a fair value adjustment of $13.6 million at acquisition. The acquired loans held for sale were later sold in 2017. Accretion of $4.0 million and $2.8 million associated with the acquired loans held for investment was recognized in the twelve months ended December 31, 2018 and 2017, respectively.

As part of the GAB acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of GAB’s assets. There were two agreements with the FDIC, one for single family loans which is a 10‑year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5‑year agreement which expired in December 2014. The Bank will share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreements; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. Covered loans totaled $18.3 million and $23.3 million at December 31, 2018 and 2017, respectively.

Accretable discount on the acquired performing loans in the EVBS, GAB, HarVest, and PGFSB acquisitions totaled $13.5 million and $17.5 million at December 31, 2018 and 2017, respectively.

For the three acquisitions subsequent to the GAB acquisition noted above, management sold the majority of the PCI loans immediately after closing of the acquisition.

Impaired loans for the portfolio were as follows (in thousands):

	Total Loans
		Unpaid
	Recorded	Principal	Related
December 31, 2018	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$2,795	$4,777	$—
Commercial real estate - non-owner occupied (2)	171	333	—
Construction and land development	—	336	—
Commercial loans	3,450	6,013	—
Residential 1-4 family (3)	1,591	5,911	—
Other consumer loans	—	—	—
Total	$8,007	$17,370	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	—	—	—
Construction and land development	—	—	—
Commercial loans	2,626	3,276	612
Residential 1-4 family (3)	1,429	1,476	6
Other consumer loans	—	—	—
Total	$4,055	$4,752	$618
Grand total	$12,062	$22,122	$618

(1)	Recorded investment is after cumulative prior charge offs of $6.8 million. These loans also have aggregate SBA guarantees of $3.4 million.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes home equity lines of credit.

	Total Loans
		Unpaid
	Recorded	Principal	Related
December 31, 2017	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$767	$781	$—
Commercial real estate - non-owner occupied (2)	766	830	—
Construction and land development	9,969	9,984	—
Commercial loans	6,035	12,847	—
Residential 1-4 family (3)	3,160	3,430	—
Other consumer loans	—	—	—
Total	$20,697	$27,872	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	—	—	—
Construction and land development	—	—	—
Commercial loans	—	—	—
Residential 1-4 family (3)	—	—	—
Other consumer loans	—	—	—
Total	$—	$—	$—
Grand total	$20,697	$27,872	$—

(1)	Recorded investment is after cumulative prior charge offs of $6.8 million. These loans also have aggregate SBA guarantees of $5.0 million.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income for impaired loans recognized by class of loans for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Total Loans
	Average	Interest
	Recorded	Income
Year Ended December 31, 2018	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$2,780	$179
Commercial real estate - non-owner occupied (1)	169	22
Construction and land development	—	—
Commercial loans	3,319	92
Residential 1-4 family (2)	1,582	125
Other consumer loans	—	—
Total	$7,850	$418

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	2,530	200
Residential 1-4 family (2)	1,422	67
Other consumer loans	—	—
Total	$3,952	$267
Grand total	$11,802	$685

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Year Ended December 31, 2017	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$875	$34
Commercial real estate - non-owner occupied (1)	890	56
Construction and land development	9,942	139
Commercial loans	12,655	485
Residential 1-4 family (2)	3,398	91
Other consumer loans	—	—
Total	$27,760	$805

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	—	—
Residential 1-4 family (2)	—	—
Other consumer loans	—	—
Total	$—	$—
Grand total	$27,760	$805

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Year Ended December 31, 2016	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$6,454	$292
Commercial real estate - non-owner occupied (1)	103	3
Construction and land development	—	—
Commercial loans	2,888	54
Residential 1-4 family (2)	988	32
Other consumer loans	—	—
Total	$10,433	$381

With an allowance recorded
Commercial real estate - owner occupied	$694	$31
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	3,402	155
Residential 1-4 family (2)	—	—
Other consumer loans	—	—
Total	$4,096	$186
Grand total	$14,529	$567

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2018 and 2017 (in thousands):

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
December 31, 2018	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$577	$344	$—	$921	$1,284	$404,826	$407,031
Commercial real estate - non-owner occupied (1)	581	617	—	1,198	—	642,982	644,180
Construction and land development	851	—	—	851	—	145,803	146,654
Commercial loans	319	168	—	487	3,391	251,563	255,441
Residential 1-4 family (2)	5,523	197	—	5,720	2,055	685,533	693,308
Other consumer loans	142	18	—	160	—	32,187	32,347
Total	$7,993	$1,344	$—	$9,337	$6,730	$2,162,894	$2,178,961

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
December 31, 2017	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$687	$—	$—	$687	$—	$401,160	$401,847
Commercial real estate - non-owner occupied (1)	138	50	—	188	—	534,442	534,630
Construction and land development	1,134	149	—	1,283	9,969	186,720	197,972
Commercial loans	496	—	—	496	5,664	247,098	253,258
Residential 1-4 family (2)	2,926	361	—	3,287	2,392	630,156	635,835
Other consumer loans	57	1	—	58	—	39,316	39,374
Total	$5,438	$561	$—	$5,999	$18,025	$2,038,892	$2,062,916

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Nonaccrual loans include SBA guaranteed amounts totaling $3.4 million and $4.7 million at December 31, 2018 and 2017, respectively.

Activity in the allowance for loan and lease losses by class of loan for the years ended December 31, 2018, 2017 and 2016 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Year Ended December 31, 2018	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$690	$1,321	$692	$4,496	$1,586	$612	$—	$9,397
Provision for non-purchased loans	497	348	129	1,941	237	(116)	564	3,600
Provision for purchase credit impaired loans	—	—	—	600	—	—	—	600
Total provision	497	348	129	2,541	237	(116)	564	4,200
Charge offs	(400)	—	—	(1,566)	(842)	(290)	—	(3,098)
Recoveries	15	—	—	1,626	125	18	—	1,784
Ending balance	$802	$1,669	$821	$7,097	$1,106	$224	$564	$12,283

Year Ended December 31, 2017
Allowance for loan losses:
Beginning balance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610
Provision	(347)	(362)	(61)	8,842	659	640	(746)	8,625
Charge offs	—	(100)	—	(8,250)	(369)	(110)	—	(8,829)
Recoveries	132	299	1	538	17	4	—	991
Ending balance	$690	$1,321	$692	$4,496	$1,586	$612	$—	$9,397

Year ended December 31, 2016
Allowance for loan losses:
Beginning balance	$1,185	$1,222	$865	$3,041	$1,408	$48	$652	$8,421
Provision	511	262	215	3,599	(117)	348	94	4,912
Charge offs	(799)	—	(449)	(3,370)	(22)	(322)	—	(4,962)
Recoveries	8	—	121	96	10	4	—	239
Ending balance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 and 2017 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
December 31, 2018	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$600	$—	$—	$—	$600
Collectively evaluated for impairment	802	1,669	821	6,497	1,106	224	564	11,683
Total ending allowance	$802	$1,669	$821	$7,097	$1,106	$224	$564	$12,283

Loans:
Individually evaluated for impairment	$2,795	$171	$—	$3,450	$1,591	$—	$—	$8,007
Collectively evaluated for impairment	404,236	644,009	146,654	251,991	691,717	32,347	—	2,170,954
Total ending loan balances	$407,031	$644,180	$146,654	$255,441	$693,308	$32,347	$—	$2,178,961

December 31, 2017
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	690	1,321	692	4,496	1,586	612	—	9,397
Total ending allowance	$690	$1,321	$692	$4,496	$1,586	$612	$—	$9,397

Loans:
Individually evaluated for impairment	$767	$766	$9,969	$6,035	$3,160	$—	$—	$20,697
Collectively evaluated for impairment	401,080	533,864	188,003	247,223	632,675	39,374	—	2,042,219
Total ending loan balances	$401,847	$534,630	$197,972	$253,258	$635,835	$39,374	$—	$2,062,916

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

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

As of December 31, 2018, we had two loans in TDRs. One loan was modified in TDRs during the year ending December 31, 2018. One TDR which had been modified in 2013 defaulted in 2015. This loan, in the amount of $662 thousand, was current as of December 31, 2018.

Credit Quality Indicators

Through its system of internal controls, Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. Southern National had no loans classified Doubtful at December 31, 2018 or 2017.

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

As of December 31, 2018 and 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Total Loans
	Special
December 31, 2018	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$6,611	$2,810	$397,610	$407,031
Commercial real estate - non-owner occupied (1)	4,382	189	639,609	644,180
Construction and land development	—	—	146,654	146,654
Commercial loans	2,373	2,689	250,379	255,441
Residential 1-4 family (2)	395	1,982	690,931	693,308
Other consumer loans	142	—	32,205	32,347
Total	$13,903	$7,670	$2,157,388	$2,178,961

	Total Loans
	Special
December 31, 2017	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$4,178	$1,678	$395,991	$401,847
Commercial real estate - non-owner occupied (1)	5,705	830	528,095	534,630
Construction and land development	128	9,969	187,875	197,972
Commercial loans	5,936	6,035	241,287	253,258
Residential 1-4 family (2)	1,323	3,935	630,577	635,835
Other consumer loans	162	—	39,212	39,374
Total	$17,432	$22,447	$2,023,037	$2,062,916

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Includes SBA guarantees of $3.4 million and $5.0 million as of December 31, 2018 and 2017, respectively.

The amount of foreclosed residential real estate property held at December 31, 2018 and 2017 was $1.2 million and $3.3 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $1.5 million and $939 thousand at December 31, 2018 and 2017, respectively.

Purchased Loans

The following table presents the carrying amount of purchased impaired and non-impaired loans from the acquisitions as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Purchased	Purchased		Purchased	Purchased
	Impaired	Non-impaired		Impaired	Non-impaired
	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate (1)	$4,387	$379,889	$384,276	$7,036	$431,586	$438,622
Construction and land development	358	47,466	47,824	396	89,121	89,517
Commercial loans	3,050	71,146	74,196	3,787	114,700	118,487
Residential 1-4 family (2)	3,654	275,527	279,181	2,395	342,688	345,083
Other consumer loans	—	21,731	21,731	—	33,706	33,706
Total	$11,449	$795,759	$807,208	$13,614	$1,011,801	$1,025,415

(1)	Includes owner occupied and non-owner occupied as well as loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The FDIC indemnification on the GAB residential mortgages and home equity lines of credit expires in December 2019.

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the acquisitions were as follows for the years ended December 31, 2018 and 2017 (in thousands):

	December 31, 2018				December 31, 2017
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Discount	of Loans	Yield	of Loans	Discount	of Loans
Balance at beginning of the period	$315	$13,614	$17,460	$1,011,801	$—	$3,417	$6,519	$95,376
Additions	—	—	—	—	398	11,329	14,783	1,020,653
Accretion	(141)	141	(4,196)	4,196	(83)	83	(4,072)	4,078
Reclassifications from nonaccretable balance	—	—	210	—	—	—	230	—
Adjustment-transfer to OREO	—	—	—	—	—	—	—	(43)
Payments received	—	(2,306)	—	(220,238)	—	(1,215)	—	(108,263)
Balance at end of the period	$174	$11,449	$13,474	$795,759	$315	$13,614	$17,460	$1,011,801

5.           FAIR VALUE

ASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets Measured on a Recurring Basis:

Investment Securities Available for Sale

Where quoted prices are available in an active market, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities would include highly liquid government bonds and mortgage products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of investment securities with similar characteristics, or discounted cash flow. Level 2 investment securities would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Currently, a majority of Southern National’s available for sale debt investment securities are considered to be Level 2 investment securities, except for a few corporate securities that are classified as Level 3 investment securities.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$27,302	$—	$27,302	$—
Obligations of states and political subdivisions	18,055	—	18,055	—
Corporate securities	2,008	—	1,008	1,000
Trust preferred securities	2,641	—	2,641	—
Residential government-sponsored collateralized mortgage obligations	43,057	—	43,057	—
Government-sponsored agency securities	3,125	—	3,125	—
Agency commercial mortgage-backed securities	27,304	—	27,304	—
SBA pool securities	19,885	—	19,885	—
Total	$143,377	$—	$142,377	$1,000

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$30,864	$—	$30,864	$—
Obligations of states and political subdivisions	18,727	—	18,727	—
Corporate securities	2,015	—	2,015	—
Trust preferred securities	2,388	—	2,388	—
Residential government-sponsored collateralized mortgage obligations	50,766	—	50,766	—
Government-sponsored agency securities	3,226	—	3,226	—
Agency commercial mortgage-backed securities	27,898	—	27,898	—
SBA pool securities	24,789	—	24,789	—
Total	$160,673	$—	$160,673	$—

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at December 31, 2018 and 2017. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired totaled $12.1 million (including SBA guarantees of $3.4 million) with a $618 thousand allocation made to the allowance for loan losses at December 31, 2018 compared to a carrying amount of $20.7 million (including SBA guarantees of $5.0 million) with no allocation made to the allowance for loan losses at December 31, 2017.

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

Other Real Estate Owned

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5.0% to 7.6% of collateral valuation at December 31, 2018 and 2017. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At December 31, 2018 and 2017, the total amount of OREO was $5.1 million and $7.6 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$2,795	$—	$—	$2,795
Commercial real estate - non-owner occupied (1)	171	—	—	171
Commercial loans	6,076	—	—	6,076
Residential 1-4 family (2)	3,020	—	—	3,020
Assets held for sale	600	—	—	600
Other real estate owned:
Commercial real estate - owner occupied (1)	908	—	—	908
Construction and land development	2,938	—	—	2,938
Residential 1-4 family (2)	1,231	—	—	1,231

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$767	$—	$—	$767
Commercial real estate - non-owner occupied (1)	766	—	—	766
Construction and land development	9,969	—	—	9,969
Commercial loans	6,035	—	—	6,035
Residential 1-4 family (2)	3,160	—	—	3,160
Assets held for sale	1,927	—	—	1,927
Other real estate owned:
Commercial real estate - owner occupied (1)	1,060	—	—	1,060
Construction and land development	3,229	—	—	3,229
Residential 1-4 family (2)	3,288	—	—	3,288

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands):

		December 31, 2018		December 31, 2017
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$28,611	$28,611	$25,463	$25,463
Securities available for sale	Level 2	143,377	143,377	160,673	160,673
Securities held to maturity	Level 2	92,462	89,109	98,912	97,597
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	19,522	19,522	26,775	26,775
Equity investment in mortgage affiliate	Level 3	3,829	3,829	4,723	4,723
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	3,305	3,305
Net loans	Level 3	2,166,541	2,134,021	2,052,931	2,058,779
Accrued interest receivable	Level 2 & Level 3	8,745	8,745	8,073	8,073
Financial liabilities:
Demand deposits	Level 1	$665,640	665,640	$649,067	$649,067
Money market and savings accounts	Level 1	506,519	506,519	517,031	517,031
Certificates of deposit	Level 3	925,441	919,175	699,058	694,368
Securities sold under agreements to repurchase	Level 1	18,721	18,721	15,468	15,468
FHLB short term advances	Level 1	163,340	163,340	335,615	335,615
Junior subordinated debt	Level 2	9,584	12,065	9,534	12,043
Senior subordinated notes	Level 2	47,089	57,173	47,128	58,163
Accrued interest payable	Level 1 & Level 3	3,985	3,985	2,273	2,273

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), equity investment in mortgage affiliate, preferred investment in mortgage affiliate, accrued interest receivable and payable, demand deposits, savings accounts, money market accounts and short-term debt (FHLB short-term advances and securities sold under agreements to repurchase). Fair value of long-term debt is based on current rates for similar financing. Carrying amount of Federal Reserve Bank and Federal Home Loan Bank stock is a reasonable estimate of fair value as these securities are not readily marketable and are based on the ultimate recoverability of the par value. The fair value of off-balance-sheet items is not considered material.

At December 31, 2018, fair value of net loans, certificates of deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion in accordance with the adoption of ASU 2016-01. At December 31, 2017,  the fair value of net loans and certificates of deposits was based on discounted cash flows using current market rates applied to the estimated life of the asset.

6.           BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Land	$8,139	$8,133
Land improvements	2,027	2,027
Building and improvements	32,960	33,928
Leasehold improvements	3,221	3,217
Furniture and equipment	20,338	20,022
Construction in progress	133	41
	66,818	67,368
Less accumulated depreciation and amortization	34,466	31,580
Bank premises and equipment, net	$32,352	$35,788

Future minimum rental payments required under non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2018 are as follows (in thousands):

2019	$2,628
2020	2,093
2021	1,337
2022	1,269
2023	1,111
Thereafter	2,201
Total	$10,639

Some leases contain options to extend for periods of up to 5 years. Rental expense for 2018, 2017 and 2016 was $2.5 million, $2.2 million and $2.0 million, respectively.

7.           GOODWILL AND INTANGIBLE ASSETS

Goodwill

Southern National has recorded $101.9 million and $100.6 million of goodwill at December 31, 2018 and 2017, respectively. Goodwill is primarily related to the acquisition of EVBS, which increased goodwill by $90.1 million in 2017. During 2018, as part of recognition of all measurement period adjustments, we recognized additional goodwill of $1.3 million related to the 2017 acquisition of EVBS.

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Our annual assessment timing is during the third calendar quarter. For the 2018 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and that it was not necessary to perform the two-step test pursuant to ASC 350‑20. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics. No impairment was indicated in 2018, 2017 or 2016.

Intangible Assets

Intangible assets were as follows at year end (in thousands):

	December 31, 2018
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable core deposit intangibles	$17,503	$(8,894)	$8,609

	December 31, 2017
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable core deposit intangibles	$17,503	$(7,449)	$10,054

Estimated amortization expense of intangibles for the years ended December 31 were as follows (in thousands):

2019	$1,428
2020	1,375
2021	1,375
2022	1,334
2023	1,278
Thereafter	1,934
Total	$8,724

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

	2018	2017
Balance as of January 1	$1,353	$2,111
Payments from FDIC	—	(46)
Amortization	(704)	(712)
Balance as of December 31,	$649	$1,353

During 2018, and based on the actual historical losses on the loan pools over the previous 24‑month period, expected losses on the acquired GAB loans (the covered loans) were lower than previously forecasted which results in a lower expected recovery from the FDIC.

There were two agreements with the FDIC, one for single family assets which is a 10‑year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5‑year agreement which expired in December 2014. The current overstatement is due to improvements in the loss estimates in the single family covered loans.

9.           DEPOSITS

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2018 and 2017 was $190.6 million and $171.0 million, respectively.

At December 31, 2018, the scheduled maturities of time deposits are as follows (in thousands):

2019	$690,563
2020	157,071
2021	44,887
2022	22,615
2023	10,305
Total	$925,441

The following table sets forth the maturities of certificates of deposit of $250 thousand and over as of December 31, 2018 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$14,374	$28,379	$91,411	$56,452	$190,616

As of December 31, 2018, we had brokered certificates of deposit in the amount of $254.6 million and brokered money market deposits of $16.9 million. At December 31, 2017, we had brokered certificates of deposit in the amount of $109.8 million, and we had brokered money market deposits of $17.0 million.

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

10.         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of FHLB of Atlanta overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. During the second quarter of 2016, the Company discontinued offering repo accounts. However, repo accounts totaling $7.6 million were assumed on June 23, 2017 in the merger with EVBS. During the third quarter of 2017, the Company determined that it will continue to offer repo accounts, and the balance at December 31, 2018 and 2017 was $18.7 million and $15.5 million, respectively.

At December 31, 2018 and 2017, we have pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $28.5 million and $24.2 million, respectively, to customers who require collateral for overnight repurchase agreements and other deposits.

Other short-term borrowings consist of the following (in thousands):

	December 31,
	2018	2017	2016

FHLB overnight advances	$5,500	$56,860	$50,000
Other short-term FHLB advances maturing 6/27/2019	40,000	—	—
Other short-term FHLB advances maturing 6/18/2019	27,200	—	—
Other short-term FHLB advances maturing 6/12/2019	10,000	—	—
Other short-term FHLB advances maturing 6/11/2019	80,640	—	—
Other short-term FHLB advances maturing 6/27/2018	—	10,000	—
Other short-term FHLB advances maturing 6/20/2018	—	27,200	—
Other short-term FHLB advances maturing 6/14/2018	—	10,000	—
Other short-term FHLB advances maturing 6/13/2018	—	80,640	—
Other short-term FHLB advances maturing 6/12/2018	—	10,000	—
Other short-term FHLB advances maturing 3/28/2018	—	30,000	—
Other short-term FHLB advances maturing 3/14/2018	—	80,640	—
Other short-term FHLB advances maturing 3/13/2018	—	30,275	—
Other short-term FHLB advances maturing 3/27/2017	—	—	10,000
Other short-term FHLB advances maturing 5/4/2017	—	—	10,000
Other short-term FHLB advances maturing 6/5/2017	—	—	10,000
Other short-term FHLB advances maturing 6/19/2017	—	—	5,000
Other short-term FHLB advances maturing 12/15/2017	—	—	10,000
Securities sold under agreements to repurchase	18,721	15,468	—
Total	$182,061	$351,083	$95,000

Weighted average interest rate at year end	2.68%	1.50%	0.86%

For the periods ended December 31, 2018, 2017 and 2016:
Average outstanding balance	$324,155	$177,983	$66,864
Average interest rate during the year	1.91%	1.24%	0.74%

Maximum month-end outstanding balance	$411,511	$351,083	$95,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. Residential 1‑4 family mortgage loans in the amount of approximately $347.4 million and $323.3 million were pledged as collateral for FHLB advances as of December 31, 2018 and 2017, respectively. HELOCs in the amount of approximately $54.7 million and $82.0 million were pledged as collateral for FHLB advances at December 31, 2018 and 2017, respectively. Commercial mortgage loans in the amount of approximately $107.7 million and $124.4 million were pledged as collateral for FHLB advances as of December 31, 2018 and 2017, respectively. Investment securities in the amount of $25.3 million and $26.0 million were pledged as collateral for FHLB advances at December 31, 2018 and 2017, respectively. At December 31, 2018, Sonabank had available collateral to borrow an additional $513.0 million from the FHLB.

11.          JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In connection with our merger with EVBS, the Company assumed $10.3 million (fair value adjustment of $801 thousand) of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2018 and 2017, the interest rate was 5.73% and 4.55%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning on September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At December 31, 2018, all of the trust preferred securities qualified as Tier 1 capital.

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

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At December 31, 2018, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At December 31, 2018, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $760 thousand.

Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million (fair value adjustment of $1.9 million) in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. The EVBS Senior Subordinated Notes bear interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the EVBS Senior Subordinated Notes will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the EVBS Senior Subordinated Notes as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At December 31, 2018 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

12.         INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Net deferred tax assets at December 31, 2018 and 2017 consist primarily of the following: (in thousands):

	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,686	$2,100
Organization costs	42	78
Unearned loan fees and other	1,058	987
Other real estate owned write-downs	783	794
Other than temporary impairment charge	232	235
Net unrealized loss on investment securities available for sale	694	367
Purchase accounting	1,909	3,411
Federal and state net operating loss carryforward	762	4,845
Federal AMT credit carryforward	1,137	1,137
Federal low income housing credit carryforward	2,887	2,386
Deferred compensation	1,390	1,114
Other	687	712
Total deferred tax assets	14,267	18,166
Deferred tax liabilities:
FDIC indemnification asset	140	300
Depreciation	23	963
Total deferred tax liabilities	163	1,263
Net deferred tax assets	$14,104	$16,903

No valuation allowance was deemed necessary on deferred tax assets in 2018 or 2017. Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that Southern National will generate the necessary taxable income in future periods.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2018, 2017 or 2016. Southern National and its subsidiaries file a consolidated U.S. federal income tax return, and Southern National files a Virginia state income tax return. Sonabank files a Maryland state income tax return. These returns are subject to examination by taxing authorities for all years after 2014.

The provision for income taxes consists of the following for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Current tax expense
Federal	$6,244	$3,145	$4,781
State	249	316	285
Total current tax expense	6,493	3,461	5,066

Deferred tax expense (benefit)
Federal	2,692	10,234	28
State	429	(548)	1
Total deferred tax expense	3,121	9,686	29
Total income tax expense	$9,614	$13,147	$5,095

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income for the year ended December 31, 2018 and 34% to pretax income for the years ended December 31, 2017 and 2016 due to the following (in thousands):

	2018	2017	2016
Computed expected tax expense at statutory rate	$9,094	$5,294	$5,238
Increase (decrease) in tax expense resulting from:
Deferred tax impairment	1,130	—	—
Low income housing tax credits	(502)	—	—
Income from bank-owned life insurance	(416)	(316)	(238)
Other, net	308	234	95
Transaction costs	—	724	—
Tax adjustment related to reduction in U.S. federal statutory income tax rate	—	7,211	—
Income tax expense	$9,614	$13,147	$5,095

During 2018, the Company determined that certain net operating loss carryforwards were impaired due to Section 382 limitations.

Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the Tax Cuts and Jobs Act, we recognized additional income tax expense totaling $7.2 million in 2017, as reported in the rate change line item in the table above.

The Tax Cuts and Jobs Act was enacted on December 22, 2017, which made broad changes to the U.S. tax code, including a reduction in the federal corporate tax rate from 35% to 21%. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 118 to address uncertainty in applying ASC Topic 740 in the reporting period in which the Tax Act was enacted. Tax expense increased in the fourth quarter of 2017 by an additional $7.2 million primarily attributable to the revaluation of our deferred tax assets and liabilities to reflect the Tax Act changes. Accounting for the Tax Act was completed during the fourth quarter of 2018 with no material changes.

13.         EMPLOYEE BENEFITS

Southern National has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by Southern National. Expense for 2018, 2017 and 2016 was $784 thousand, $433 thousand and $132 thousand, respectively.

A deferred compensation plan that covers two executive officers was established in 2007. Under the plan, the Bank pays each participant, or their beneficiary, the amount of compensation deferred plus accrued interest over 10 years, beginning with the individual’s retirement. A liability is accrued for the obligation under these plans.

In connection with our merger with EVBS, Southern National assumed the EVBS Supplemental Executive Retirement Plan, which had two participants. The normal retirement benefits for both participants became fully vested as a result of the merger. The completion of the merger, however, did not accelerate the time of payment under the EVBS Supplemental Executive Retirement Plan. For one participant, benefits are to be paid in equal monthly installments over a 15‑year period. There is no pre-retirement benefit, but a beneficiary can be named to receive the remaining payments for the 15‑year period after benefits have commenced. For the other participant, benefits are to be paid in equal monthly installments over a 200‑month period. There is no pre-retirement benefit, but a beneficiary can be named to receive the remaining payments for the 200‑month period after benefits have commenced.

The expense incurred for the deferred compensation plans in 2018, 2017 and 2016 was $1.2 million, $415 thousand and $495 thousand, respectively. The deferred compensation plan liability was $6.1 million and $5.0 million as of December 31, 2018 and 2017, respectively.

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

At the June 21, 2017 Annual Meeting of Stockholders of Southern National, the 2017 Equity Compensation Plan (the “2017 Plan”) was approved as recommended by the Board of Directors. The 2017 Plan replaced the 2010 Plan and has a maximum number of 750,000 shares reserved for issuance. The purpose of the 2017 Plan is to promote the success of the Company by providing greater incentive to employees, non-employee directors, consultants and advisors to associate their personal interests with the long-term financial success of the Company, including its subsidiaries, and with growth in stockholder value, consistent with the Company’s risk management practices. Because the 2017 Plan was approved, shares under the 2004 stock-option plan or 2010 Plan will no longer be awarded.

Southern National granted no regular options during 2018 and 2017, but did issue 22,559 options under the 2017 Plan in connection with the merger with EVBS which options were previously outstanding under the EVBS 2003 Stock Incentive Plan. Immediately prior to the effective time of the merger, each option to purchase shares of EVBS common stock granted under an EVBS stock plan vested and was converted into and became an option to purchase shares of common stock of SNBV (each, an “Assumed Option”), which was adjusted (i) by multiplying the number of shares of common stock that could be purchased under the Assumed Option by the 0.6313 exchange ratio and rounding down to the nearest share and (ii) by dividing the per share exercise price of the option by the 0.6313 exchange ratio and rounding up to the nearest cent. SNBV assumed each Assumed Option in accordance with the terms of the EVBS stock plan and award agreement by which it is evidenced.

Southern National granted 136,000 options during 2016.

A summary of the activity in the stock option plan for 2018 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	714,967	$9.83
Granted	—	—
Forfeited	(14,617)	15.24
Exercised	(58,000)	7.62
Options outstanding, end of period	642,350	$9.77	5.0	$2,219

Exercisable at end of period	498,900	$8.96	4.3	$1,988

Stock-based compensation expense associated with stock options was $122 thousand, $237 thousand and $260 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, unrecognized compensation expense associated with stock options was $92 thousand, which is expected to be recognized over a weighted average period of 1.6 years.

In 2018, 62,500 shares of restricted stock were granted at a weighted average exercise price of $15.62 to certain officers of Southern National under the 2017 Plan and are subject to vesting in five years. These shares are included in the total shares outstanding at December 31, 2018. In 2018, 4,700 shares of restricted stock granted to certain officers of Southern National under the 2017 Plan were forfeited. In the third quarter of 2017, 2,800 shares of restricted stock with a price of $15.78 were granted to certain officers of Southern National under the 2017 Plan and are subject to time vesting in two equal annual installments on July 31, 2018 and 2019, respectively. Restricted stock compensation expense totaled $158 thousand for the year ended December 31, 2018. As of December 31, 2018, unrecognized compensation expense associated with restricted stock was $793 thousand, which is expected to be recognized over a weighted average period of 4.3 years.

15.         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts sold by EVBS premerger. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $19.2 million and $15.2 million as of December 31, 2018 and 2017, respectively.

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

At December 31, 2018 and 2017, we had unfunded lines of credit and undisbursed construction loan funds totaling $339.2 million and $361.7 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Premerger, EVBS sold its credit card portfolio. With that sale, EVBS guaranteed the credit card accounts of certain customers to the bank that issues the cards. In connection with the merger with EVBS, Southern National now is the guarantor. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty and are not considered significant as of December 31, 2018.

16.         EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2018, 2017 and 2016 (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2018
Basic EPS	$33,691	24,012	$1.40
Effect of dilutive stock options	—	261	(0.01)
Diluted EPS	$33,691	24,273	$1.39

For the year ended December 31, 2017
Basic EPS	$2,425	18,391	$0.13
Effect of dilutive stock options and warrants	—	281	—
Diluted EPS	$2,425	18,672	$0.13

For the year ended December 31, 2016
Basic EPS	$10,312	12,252	$0.84
Effect of dilutive stock options and warrants	—	175	(0.01)
Diluted EPS	$10,312	12,427	$0.83

The Company did not have any anti-dilutive options during 2018 and 2016. There were 8,517 anti-dilutive options during 2017 and all unexercised warrants expired in 2017.

17.         REGULATORY MATTERS

Southern National and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Southern National to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2018, that Southern National meets all capital adequacy requirements to which it is subject.

The capital amounts and ratios for Southern National and Sonabank at year end are presented in the following table (in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes (1)		Well Capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Southern National
Common equity tier 1 capital ratio	$239,554	11.57%	$93,135	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	249,554	12.06%	124,180	6.00%	n/a	n/a
Total risk-based capital ratio	308,838	14.92%	165,573	8.00%	n/a	n/a
Leverage ratio	249,554	9.57%	104,338	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$288,018	13.64%	$95,020	4.50%	$137,251	6.50%
Tier 1 risk-based capital ratio	288,018	13.64%	126,693	6.00%	168,924	8.00%
Total risk-based capital ratio	300,301	14.22%	168,924	8.00%	211,156	10.00%
Leverage ratio	288,018	11.03%	104,420	4.00%	105,578	5.00%

December 31, 2017
Southern National
Common equity tier 1 capital ratio	$211,399	10.53%	$90,300	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	220,430	10.98%	120,399	6.00%	n/a	n/a
Total risk-based capital ratio	276,827	13.80%	160,533	8.00%	n/a	n/a
Leverage ratio	220,430	8.82%	100,022	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$256,615	12.79%	$90,282	4.50%	$130,407	6.50%
Tier 1 risk-based capital ratio	256,615	12.79%	120,375	6.00%	160,500	8.00%
Total risk-based capital ratio	266,012	13.26%	160,500	8.00%	200,626	10.00%
Leverage ratio	256,615	10.26%	100,040	4.00%	125,051	5.00%

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

18.         PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Southern National Bancorp of Virginia, Inc. follows (in thousands):

CONDENSED BALANCE SHEETS

DECEMBER 31,

	2018	2017
ASSETS
Cash	$1,393	$4,535
Investment in subsidiaries	397,063	369,266
Other assets	7,174	6,405
Total assets	$405,630	$380,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Junior subordinated debt	$9,584	$9,534
Senior subordinated notes	47,089	47,128
Other liabilities	667	772
Total liabilities	57,340	57,434
Stockholders' equity:
Common stock	240	239
Additional paid in capital	305,654	304,932
Retained earnings	44,985	18,753
Accumulated other comprehensive loss	(2,589)	(1,152)
Total stockholders' equity	348,290	322,772
Total liabilities and stockholders' equity	$405,630	$380,206

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2018	2017	2016
Income:
Cash dividends received from subsidiaries	$8,000	$4,900	$3,600
Interest on deposit with subsidiary	—	3	—
Total income	8,000	4,903	3,600
Expenses:
Interest on junior subordinated debt	575	253	—
Interest on senior subordinated notes	2,847	2,194	—
Merger expenses	—	2,812	—
Other operating expenses	765	478	153
Total expenses	4,187	5,737	153
Income (loss) before income tax benefit and equity in undistributed net income of subsidiary	3,813	(834)	3,447
Income tax benefit	(872)	(1,196)	(52)
Equity in undistributed net income of subsidiary	29,006	2,063	6,813
Net income	$33,691	$2,425	$10,312

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2018	2017	2016
Operating activities:
Net income	$33,691	$2,425	$10,312
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Equity in undistributed net income of subsidiary	(37,006)	(6,963)	(10,413)
Other, net	(582)	4,046	219
Net cash and cash equivalents (used in) provided by operating activities	(3,897)	(492)	118
Investing activities:
Increase in investment in subsidiary	—	(22,000)	—
Dividend from subsidiaries	8,000	4,900	3,600
Acquisition of Eastern Virginia Bankshares, Inc.	—	(10)	—
Net cash and cash equivalents (used in) provided by investing activities	8,000	(17,110)	3,600
Financing activities:
Issuance of subordinated notes, net of cost	—	26,075	—
Issuance of common stock	443	1,004	236
Cash dividends paid on common stock	(7,688)	(5,798)	(3,921)
Net cash and cash equivalents provided by (used in) financing activities	(7,245)	21,281	(3,685)
Increase (decrease) in cash and cash equivalents	(3,142)	3,679	33
Cash and cash equivalents at beginning of period	4,535	856	823
Cash and cash equivalents at end of period	$1,393	$4,535	$856

19.         ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the accumulated other comprehensive loss balances, net of tax (in thousands):

	Balance at	Current Period	Balance at
	December 31, 2017	Change	December 31, 2018
Unrealized loss on investment securities available for sale	$(999)	$(1,420)	$(2,419)
Unrecognized gain on investment securities held to maturity for which other than temporary impairment charges have been taken	311	—	311
Unrealized loss on investment securities available for sale transferred to held to maturity	(464)	(17)	(481)
Total	$(1,152)	$(1,437)	$(2,589)

20.         RELATED PARTY TRANSACTIONS

Sonabank has entered into loan transactions with STM. The following table summarizes the changes in the loan amount outstanding with STM during the periods indicated (in thousands):

	2018	2017
Balance at January 1,	$25,767	$8,126
Principal advances	296,627	238,503
Acquired from EVBS	—	13,044
Principal paid	(298,226)	(233,906)
Balance at December 31,	$24,168	$25,767

Sonabank has established with STM underwriting guidelines under which it will purchase residential construction only, construction loans that convert to permanent, and permanent loans primarily in its Virginia and Maryland footprint from STM. These will be largely loans that do not conform to FNMA or FHLMC standards because of size or acreage. We purchased loans in an aggregate amount of $125.1 million during 2018, and $102.1 million during 2017 from STM.

During the year, officers, directors, principal shareholders, and their affiliates (related parties) were customers of and had transactions with the Company. Loan activity to related parties is as follows (in thousands):

2018
Balance at January 1,	$24,850
Principal advances	667
Principal paid	(1,557)
Balance at December 31,	$23,960

Sonabank has also entered into deposit transactions with its related parties including STM, all of which are under the same terms as other customers. The aggregate amount of these deposit accounts were $12.8 million and $15.6 million as of December 31, 2018 and 2017, respectively.

21.         QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Income (Loss)	Net	Earnings (Loss) Per Share
	Income	Income	Before Taxes	Income (Loss)	Basic	Diluted
	(dollars in thousands, except per share amounts)
2018
First quarter	$28,020	$22,500	$10,360	$8,259	$0.34	$0.34
Second quarter	29,683	23,174	11,060	8,867	0.37	0.37
Third quarter	30,054	22,588	11,061	8,861	0.37	0.36
Fourth quarter	31,150	22,804	10,824	7,704	0.32	0.32

2017
First quarter	$12,545	$9,891	$3,221	$2,054	$0.17	$0.16
Second quarter	14,249	11,205	(3,804)	(2,842)	(0.21)	(0.21)
Third quarter	28,811	23,850	6,463	4,374	0.18	0.18
Fourth quarter	27,965	22,971	9,692	(1,161)	(0.05)	(0.05)

22.         LOW INCOME HOUSING TAX CREDITS

The merger with EVBS on June 23, 2017 included investments in four separate housing equity funds that remain outstanding at December 31, 2018. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were carried at $2.7 million and $1.9 million at December 31, 2018 and 2017, respectively. These investments and related tax benefits have expected terms through 2033, with the majority maturing by 2027. Tax credits and other tax benefits recognized related to these investments during the years ended December 31, 2018 and 2017 were $285 thousand and $227 thousand, respectively. Total projected tax credits to be received for 2018 are $469 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $4.1 million and $949 thousand at December 31, 2018 and 2017, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10‑K, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d -15(e) under the Securities Exchange Act of 1934) utilizing the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10‑K.

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

(b) Management’s Report on Internal Control Over Financial Reporting. Management of Southern National is responsible for establishing and maintaining adequate internal control over financial reporting for Southern National. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a‑15(f). Southern National conducted an evaluation of the effectiveness of our internal control over Southern National’s financial reporting as of December 31, 2018 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2018.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.

(c) Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions "Election of Directors,” "Continuing Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance,” "Corporate Governance — Committees of the Board of Directors— Audit Committee,” "Corporate Governance —  Director Nominations Process" and "Corporate Governance — Code of Ethics" in Southern National’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2018 pursuant to Regulation 14A under the Exchange Act (the "2019 Proxy Statement"), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the captions "Executive Compensation and Other Matters," "Director Compensation" and "Compensation Committee Report on Executive Compensation" in the 2019 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders" in the 2019 Proxy Statement is incorporated herein by reference in response to this item.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10‑K.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information under the captions "Corporate Governance — Director Independence" and "Certain Relationships and Related Party Transactions" in the 2019 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information under the caption "Fees and Services of Independent Registered Public Accounting Firm" in the 2019 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)     Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2018 and 2017

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows -Years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(a)(2)     Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)     Exhibits

The following are filed or furnished, as noted below, as part of this Annual Report on Form 10‑K and this list includes the Exhibit Index.

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated as of December 13, 2016, by and among Southern National Bancorp of Virginia, Inc. and Eastern Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Southern National’s Current Report on Form 8‑K filed on December 14, 2016)

2.2

Amendment to Agreement and Plan of Merger, dated as of March 8, 2017, by and between Southern National Bancorp of Virginia, Inc. and Eastern Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Southern National’s Current Report on Form 8‑K filed on March 9, 2017)

2.3

Amendment No. 2 to Agreement and Plan of Merger, dated as of April 5, 2017, by and between Southern National Bancorp of Virginia, Inc. and Eastern Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Southern National’s Current Report on Form 8‑K filed on April 5, 2017)

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Southern National’s Registration Statement on Form S‑1 (Registration No. 333‑136285))

Exhibit No.	Description
3.2

Certificate of Amendment to the Articles of Incorporation dated January 31, 2005 (incorporated herein by reference to Exhibit 3.2 to Southern National’s Registration Statement on Form S‑1 (Registration No. 333‑136285))

3.3

Certificate of Amendment to the Articles of Incorporation dated April 13, 2006 (incorporated herein by reference to Exhibit 3.3 to Southern National’s Registration Statement on Form S‑1 (Registration No. 333‑136285))

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Southern National’s Annual Report on Form 10‑K for the year ended December 31, 2006)
3.5	Amendment No. 1 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Southern National’s Current Report on Form 8‑K filed on October 14, 2009)
3.6	Amendment No. 2 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Southern National’s Current Report on Form 8‑K filed on April 5, 2017)
4.1	Specimen Stock Certificate of Southern National (incorporated herein by reference to Exhibit 4.1 to Southern National’s Registration Statement on Form S‑1 (Registration No. 333‑136285))
4.2	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.2 to Southern National’s Registration Statement on Form S‑1 (Registration No. 333‑136285))
4.3	Form of Amendment to Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to Southern National’s Registration Statement on Form S‑1 (Registration No. 333‑136285))
4.4

Form of 5.875% Fixed-to-Floating Rate Subordinated Notes due January 31, 2027 (incorporated herein by reference to Exhibit 10.1 to Southern National’s Current Report on Form 8‑K filed on January 24, 2017)

10.1

Form of Affiliate Agreement, dated as of December 13, 2016, between Southern National Bancorp of Virginia, Inc., Eastern Virginia Bankshares, Inc. and certain shareholders of Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 99.1 to Southern National’s Current Report on Form 8‑K filed on December 14, 2016)

10.2

Form of Affiliate Agreement, dated as of December 13, 2016, between Southern National Bancorp of Virginia, Inc., Eastern Virginia Bankshares, Inc. and certain shareholders of Eastern Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 99.2 to Southern National’s Current Report on Form 8‑K filed on December 14, 2016)

10.3

Form of Voting and Election of Consideration, dated as of December 13, 2016, by and among Southern National Bancorp of Virginia, Inc., Eastern Virginia Bankshares, Inc. and certain shareholders of Eastern Virginia Bankshares, Inc. (incorporated herein by reference to Exhibit 99.3 to Southern National’s Current Report on Form 8‑K filed on December 14, 2016)

10.4+

Southern National Bancorp of Virginia, Inc. 2004 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Southern National’s Registration Statement on Form S‑1 (Registration No. 333‑136285))

10.5+

Form of Change in Control Agreement with Georgia S. Derrico and R. Roderick Porter (incorporated herein by reference to Exhibit 10.2 to Southern National’s Registration Statement on Form S‑1 (Registration No. 333‑136285))

Exhibit No.	Description
10.6+

Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Southern National’s Registration Statement on Form S‑1/A filed on October 29, 2009 (Registration No. 333‑162467))

10.7+

Supplemental Executive Retirement Plan for Georgia Derrico (incorporated herein by reference to Exhibit 10.4 to Southern National’s Registration Statement on Form S‑1/A filed on October 29, 2009 (Registration No. 333‑162467))

10.8+

Supplemental Executive Retirement Plan for Rod Porter (incorporated herein by reference to Exhibit 10.5 to Southern National’s Registration Statement on Form S‑1/A filed on October 29, 2009 (Registration No. 333‑162467))

10.9+

Southern National Bancorp of Virginia, Inc. 2010 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Southern National’s Registration Statement on Form S‑8 (Registration No. 333‑166511))

10.10+

Southern National Bancorp of Virginia, Inc. 2017 Equity Compensation Plan. (incorporated herein by reference to Appendix A of Southern National’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 11, 2017)

10.11+

Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to Southern National’s Registration Statement on Form S‑8 (Registration No. 333‑166511))

10.12+

Termination Agreement between Southern National Bancorp of Virginia, Inc., Sonabank and Georgia S. Derrico, dated as of June 23, 2017 (incorporated herein by reference to Exhibit 10.1 to Southern National’s Current Report on Form 8‑K filed on June 26, 2017)

10.13+

Termination Agreement between Southern National Bancorp of Virginia, Inc., Sonabank and R. Roderick Porter, dated as of June 23, 2017 (incorporated herein by reference to Exhibit 10.2 to Southern National’s Current Report on Form 8‑K filed on June 26, 2017)

10.14+

Termination Agreement between Southern National Bancorp of Virginia, Inc., Sonabank and Thomas P. Baker, dated as of June 23, 2017 (incorporated herein by reference to Exhibit 10.3 to Southern National’s Current Report on Form 8‑K filed on June 26, 2017)

10.15+

Employment Agreement, dated as of June 23, 2017, by and between Georgia S. Derrico and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.4 to Southern National’s Current Report on Form 8‑K filed on June 26, 2017)

10.16+

Employment Agreement, dated as of June 23, 2017, by and between R. Roderick Porter and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.5 to Southern National’s Current Report on Form 8‑K filed on June 26, 2017)

10.17+

Employment Agreement, dated as of June 23, 2017, by and between Thomas P. Baker and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.6 to Southern National’s Current Report on Form 8‑K filed on June 26, 2017)

10.18+

Employment Agreement, dated as of June 23, 2017, by and between Joe A. Shearin, Southern National Bancorp of Virginia, Inc. and Sonabank (incorporated herein by reference to Exhibit 10.7 to Southern National’s Current Report on Form 8‑K filed on June 26, 2017)

Exhibit No.	Description
10.19+

Employment Agreement, dated as of June 23, 2017, by and between J. Adam Sothen, Southern National Bancorp of Virginia, Inc. and Sonabank (incorporated herein by reference to Exhibit 10.8 to Southern National’s Current Report on Form 8‑K filed on June 26, 2017)

10.20+

Southern National Bancorp of Virginia, Inc. Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.9 to Southern National’s Current Report on Form 8‑K filed on June 26, 2017)

10.21+	Southern National Bancorp of Virginia, Inc. Executive Severance Plan (incorporated herein by reference to Exhibit 10.10 to Southern National’s Current Report on Form 8‑K filed on June 26, 2017)
10.22+	Form of Subordinated Note Purchase Agreement, dated January 20, 2017 (incorporated herein by reference to Exhibit 10.1 to Southern National’s Current Report on Form 8‑K filed on January 24, 2017)
10.23+

Employment Agreement, dated as of October 29, 2018 by and between Jeffrey H. Culver, Southern National Bancorp of Virginia, Inc. and Sonabank (incorporated herein by reference to Exhibit 10.1 to Southern National’s Current Report on Form 8‑K filed on October 31, 2018)

10.24+

Form of Change in Control Agreement, dated as of October 29, 2018 by and between Jeffrey L. Karafa, Southern National Bancorp of Virginia, Inc. and Sonabank (incorporated herein by reference to Exhibit 10.2 to Southern National’s Current Report on Form 8‑K filed on October 31, 2018)

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
101

The following materials from Southern National Bancorp of Virginia, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

+     Management contract or compensatory plan or arrangement

*     Filed herewith

**   Furnished herewith

Item 16. - Form 10‑K Summary

None.

Southern National Bancorp of Virginia, Inc. will furnish, upon written request, a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Jeffrey L. Karafa, Executive Vice President and Chief Financial Officer

Southern National Bancorp of Virginia, Inc.

10900 Nuckols Road, Suite 325

Glen Allen, Virginia  23060

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.

By:	/s/ Joe A. Shearin	Date: March 15, 2019
Joe A. Shearin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey L. Karafa	Date: March 15, 2019
Jeffrey L. Karafa
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2019

Signature	Title

/s/ Georgia S. Derrico	Executive Chairman
Georgia S. Derrico

/s/ R. Roderick Porter	Executive Vice Chairman
R. Roderick Porter

/s/ Joe A. Shearin	Chief Executive Officer, Director
Joe A. Shearin

/s/ John F. Biagas	Director
John F. Biagas

/s/ Daniel H. Burch	Director
Daniel H. Burch

/s/ Robert Y. Clagett	Director
Robert Y. Clagett

/s/ W. Rand Cook	Director
W. Rand Cook

/s/ F. L. Garrett, III	Director
F. L. Garrett, III

/s/ W. Bruce Jennings	Director
W. Bruce Jennings

/s/ Eric A. Johnson	Director
Eric A. Johnson

/s/ Charles A. Kabbash	Director
Charles A. Kabbash