Form 10-Q
period 2019-03-31
Southern National Bancorp of Virginia Inc
filed 2019-05-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

Commission File No. 001‑33037

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia	20‑1417448
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

6830 Old Dominion Drive

McLean, Virginia 22101

(Address of principal executive offices) (zip code)

(703) 893‑7400

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

YES ☒       NO ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒       NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”,  “accelerated filer”,  “smaller reporting company”, and “emerging growth company” in Rule 12b–2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Smaller reporting company ☒

Non-accelerated filer ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered:
Common Stock	SONA	NASDAQ

As of May 2, 2019, there were 24,117,326 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10‑Q

March 31, 2019

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)	*
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$6,868	$6,939
Interest-bearing deposits in other financial institutions	24,973	20,877
Federal funds sold	—	795
Total cash and cash equivalents	31,841	28,611

Securities available for sale, at fair value	156,192	143,377

Securities held to maturity, at amortized cost (fair value of $88,667 and $89,109, respectively)	90,592	92,462

Total loans	2,157,215	2,178,824
Less allowance for loan losses	(11,874)	(12,283)
Net loans	2,145,341	2,166,541

Stock in Federal Reserve Bank and Federal Home Loan Bank	18,427	19,522
Equity investment in mortgage affiliate	3,847	3,829
Preferred investment in mortgage affiliate	3,305	3,305
Bank premises and equipment, net	31,478	32,352
Operating lease right-of-use assets	7,865	—
Goodwill	101,954	101,954
Core deposit intangibles, net	8,246	8,609
Bank-owned life insurance	62,674	62,495
Other real estate owned	5,041	5,077
Deferred tax assets, net	13,876	14,104
Other assets	23,516	19,057
Total assets	$2,704,195	$2,701,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$328,808	$320,043
Interest-bearing deposits:
NOW accounts	361,301	345,597
Money market accounts	426,072	355,469
Savings accounts	148,547	151,050
Time deposits	846,325	925,441
Total interest-bearing deposits	1,782,245	1,777,557
Total deposits	2,111,053	2,097,600

Securities sold under agreements to repurchase - short term	13,623	18,721
Federal Home Loan Bank (FHLB) advances - short term	135,640	163,340
Junior subordinated debt - long term	9,596	9,584
Senior subordinated notes - long term	47,080	47,089
Operating lease liabilities	8,856	—
Other liabilities	25,658	16,671
Total liabilities	2,351,506	2,353,005

Commitments and contingencies (See Note 6)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,107,103 and 24,052,253 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	241	240
Additional paid in capital	305,879	305,654
Retained earnings	48,300	44,985
Accumulated other comprehensive loss	(1,731)	(2,589)
Total stockholders' equity	352,689	348,290
Total liabilities and stockholders' equity	$2,704,195	$2,701,295

*  Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Interest and dividend income:
Interest and fees on loans	$27,974	$25,905
Interest and dividends on taxable securities	1,425	1,482
Interest and dividends on tax exempt securities	156	159
Interest and dividends on other earning assets	746	467
Interest on federal funds sold	2	7
Total interest and dividend income	30,303	28,020
Interest expense:
Interest on deposits	7,462	3,270
Interest on repurchase agreements	23	22
Interest on junior subordinated debt	150	128
Interest on senior subordinated notes	712	711
Interest on other borrowings	1,004	1,389
Total interest expense	9,351	5,520
Net interest income	20,952	22,500
Provision for loan losses	200	1,600
Net interest income after provision for loan losses	20,752	20,900

Noninterest income:
Account maintenance and deposit service fees	1,687	1,408
Income from bank-owned life insurance	523	307
Equity gain (loss) from mortgage affiliate	18	(317)
Recoveries related to acquired charged-off loans and investment securities	591	1,483
Other	243	198
Total noninterest income	3,062	3,079

Noninterest expenses:
Salaries and benefits	5,812	6,772
Occupancy expenses	1,803	1,650
Furniture and equipment expenses	710	797
Amortization of core deposit intangible	363	362
Virginia franchise tax expense	563	364
FDIC assessment	—	335
Data processing expense	512	466
Telephone and communication expense	375	594
Net (gain) loss on other real estate owned	(2)	200
Other operating expenses	6,154	2,079
Total noninterest expenses	16,290	13,619
Income before income taxes	7,524	10,360
Income tax expense	1,504	2,101
Net income	$6,020	$8,259
Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	$1,084	$(1,876)
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	3	4
Net unrealized gain (loss)	1,087	(1,872)
Tax effect	229	(394)
Other comprehensive income (loss):	858	(1,478)
Comprehensive income	$6,878	$6,781
Earnings per share, basic	$0.25	$0.34
Earnings per share, diluted	$0.25	$0.34

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands, except per share amounts) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2018	$240	$305,654	$44,985	$(2,589)	$348,290
Net income	—	—	6,020	—	6,020
Changes in other comprehensive income on investment securities (net of tax, $229, and accretion of $3)	—	—	—	858	858
Dividends on common stock ($0.09 per share)	—	—	(2,170)	—	(2,170)
Issuance of common stock under Stock Incentive Plan (17,250 shares, net)	1	121	—	—	122
Impact of adoption of ASU 2016-02	—	—	(535)	—	(535)
Stock-based compensation expense	—	104	—	—	104
Balance - March 31, 2019	$241	$305,879	$48,300	$(1,731)	$352,689

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2017	$239	$304,932	$18,753	$(1,152)	$322,772
Net income	—	—	8,259	—	8,259
Changes in other comprehensive loss on investment securities (net of tax, $394, and accretion of $3)	—	—	—	(1,478)	(1,478)
Dividends on common stock ($0.08 per share)	—	—	(1,917)	—	(1,917)
Issuance of common stock under Stock Incentive Plan (51,200 shares, net)	1	353	—	—	354
Reclassification from accumulated other comprehensive loss to retained earnings due to adoption of ASU 2018-02	—	—	229	(229)	—
Stock-based compensation expense	—	75	—	—	75
Balance - March 31, 2018	$240	$305,360	$25,324	$(2,859)	$328,065

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands) (Unaudited)

	2019	2018
Operating activities:
Net income	$6,020	$8,259
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization - premises and equipment	881	841
Amortization of operating lease right-of-use assets	586	—
Amortization of core deposit intangible	363	362
Other amortization	497	677
Accretion of loan discount	(816)	(1,212)
Amortization of FDIC indemnification asset	177	173
Provision for loan losses	200	1,600
Earnings on bank-owned life insurance	(523)	(307)
Equity (gain) loss on mortgage affiliate	(18)	317
Stock-based compensation expense	104	75
(Gain) loss on other real estate owned	(2)	200
Net (increase) decrease in other assets	(4,420)	1,353
Net increase in other liabilities	8,641	2,064
Net cash and cash equivalents provided by operating activities	11,690	14,402
Investing activities:
Purchases of available for sale investment securities	(15,313)	—
Proceeds from paydowns, maturities and calls of available for sale investment securities	3,172	3,414
Proceeds from paydowns, maturities and calls of held to maturity investment securities	1,778	1,190
Sales (purchases) of FRB and FHLB stock	1,095	(26)
Net (increase) decrease in loans	21,815	(43,445)
Proceeds from bank-owned life insurance death benefit	344	—
Proceeds from sales of other real estate owned, net of improvements	38	52
Proceeds from sales of bank premise and equipment and assets held for sale	—	2,136
Purchases of bank premises and equipment	(7)	(1,623)
Net cash and cash equivalents provided by (used in) investing activities	12,922	(38,302)
Financing activities:
Net increase in deposits	13,464	29,315
Cash dividends paid on common stock	(2,170)	(1,917)
Issuance of common stock under Stock Incentive Plan	122	354
Net decrease in short-term borrowings	(32,798)	(690)
Net cash and cash equivalents provided by (used in) financing activities	(21,382)	27,062
Increase in cash and cash equivalents	3,230	3,162
Cash and cash equivalents at beginning of period	28,611	25,463
Cash and cash equivalents at end of period	$31,841	$28,625
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$8,989	$4,898
Income taxes	—	471
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	8,296	—
Initial recognition of operating lease liabilities	9,305	—

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2019

1.      ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV” or the “Company”) is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank” or the “Bank”) a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its merger with Eastern Virginia Bankshares, Inc. (“EVBS”) and the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At March 31, 2019, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and instructions for Form 10‑Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Southern National’s Form 10‑K for the year ended December 31, 2018.

Revenue from Contracts with Customers

Southern National records revenue from contracts with customers in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). Under Topic 606, we must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) we satisfy a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

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

Operating Leases

The Company leases certain properties and equipment under operating leases. For leases in effect upon adoption of FASB Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) at January 1, 2019 and for any leases commencing thereafter, the Company recognizes a liability to make lease payments, the operating lease liability, and an asset representing the right to use the underlying asset during the lease term, the right-of-use asset. The operating lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate at inception. The right-of-use asset is measured at the amount of the operating lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the operating lease liability, and any impairment of the right-of-use asset.

Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the operating lease liabilities as they are not reasonably certain to be exercised. The Company’s leases do not contain residual value guarantees or material variable lease payments. The Company does not have any material restrictions or covenants imposed by leases that would impact the Company’s ability to pay dividends or cause the Company to incur additional financial obligations.

The Company has made an accounting policy election to not apply the recognition requirements in Topic 842 to short-term leases. The Company has also elected to use the practical expedient to make an accounting policy election for property leases to use the discount rates in effect on January 2, 2019 for the remaining life of the leases.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the carrying value of investment securities, other than temporary impairment of investment securities and the valuation of goodwill and intangible assets.

Recent Accounting Pronouncements

Adoption of New Accounting Standards:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which updates narrow aspects of the guidance issued in ASU 2016-02. The amendments in this ASU were effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  Early adoption of this ASU was permitted for all entities. The Company adopted ASU 2016-02 in the first quarter of 2019 and inventoried and categorized its lease agreements. Upon adoption, the Company recognized right-of-use assets and associated operating lease liabilities of $8.3 million and $9.3 million, respectively. Right-of-use assets and operating lease liabilities are reflected on our consolidated balance sheets. The company currently does not have any finance leases. See Note 5 – Leases for additional disclosures related to leases.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  ASU 2017-08 became effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The company adopted ASU 2017-08 in the first quarter of 2019 and it did not have a material impact on the Company’s consolidated financial statements.

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

New Accounting Standards Not Yet Adopted:

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

2.      STOCK-BASED COMPENSATION

In 2004, the Company’s Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees. The 2010 Stock Awards and Incentive Plan (the “2010 Plan”) was approved by the Company’s Board of Directors in January 2010 and approved by the stockholders at the Annual Stockholder Meeting in April 2010. The 2010 Plan

authorized the reservation of an additional 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options. The purpose of the plan is to afford key employees an incentive to remain in the employment of Southern National and to assist in the attracting and retaining of non-employee directors by affording them an opportunity to share in Southern National’s future success. Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date. The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

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

A summary of the activity in the stock option plan during the three months ended March 31, 2019 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	642,350	$9.77
Forfeited	(1,400)	9.32
Exercised	(17,250)	6.40
Options outstanding, end of period	623,700	$9.77	4.9	$2,988

Exercisable at end of period	480,250	$9.04	4.2	$2,551

Stock-based compensation expense associated with stock options was $21 thousand and $39 thousand for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, unrecognized compensation expense associated with stock options was $71 thousand, which is expected to be recognized over a weighted average period of 1.5 years.

In 2019, 48,500 shares of restricted stock were granted at a weighted average exercise price of $14.15 to certain officers of Southern National under the 2017 Plan and are subject to vesting in five years. These shares are included in the total shares outstanding at March 31, 2019. In 2019, 2,700 shares of restricted stock granted to certain officers of Southern National under the 2017 Plan were forfeited. Restricted stock compensation expense totaled $83 thousand and $6 thousand for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, unrecognized compensation expense associated with restricted stock was $1.4 million, which is expected to be recognized over a weighted average period of 4.4 years.

3.      INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
March 31, 2019
Residential government-sponsored mortgage-backed securities	$42,552	$15	$(455)	$42,112
Obligations of states and political subdivisions	18,235	138	(34)	18,339
Corporate securities	2,007	6	—	2,013
Trust preferred securities	2,589	315	(324)	2,580
Residential government-sponsored collateralized mortgage obligations	42,680	3	(806)	41,877
Government-sponsored agency securities	3,247	—	(64)	3,183
Agency commercial mortgage-backed securities	27,947	—	(542)	27,405
SBA pool securities	18,921	15	(253)	18,683
Total	$158,178	$492	$(2,478)	$156,192

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2018
Residential government-sponsored mortgage-backed securities	$27,945	$—	$(643)	$27,302
Obligations of states and political subdivisions	18,305	30	(280)	18,055
Corporate securities	2,008	1	(1)	2,008
Trust preferred securities	2,589	356	(304)	2,641
Residential government-sponsored collateralized mortgage obligations	44,095	3	(1,041)	43,057
Government-sponsored agency securities	3,247	—	(122)	3,125
Agency commercial mortgage-backed securities	28,069	—	(765)	27,304
SBA pool securities	20,183	10	(308)	19,885
Total	$146,441	$400	$(3,464)	$143,377

The amortized cost, unrecognized gains and losses, and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
March 31, 2019
Residential government-sponsored mortgage-backed securities	$9,361	$4	$(171)	$9,194
Obligations of states and political subdivisions	20,693	118	(71)	20,740
Trust preferred securities	2,529	146	(1)	2,674
Residential government-sponsored collateralized mortgage obligations	5,351	—	(66)	5,285
Government-sponsored agency securities	52,658	—	(1,884)	50,774
Total	$90,592	$268	$(2,193)	$88,667

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
December 31, 2018
Residential government-sponsored mortgage-backed securities	$9,699	$4	$(230)	$9,473
Obligations of states and political subdivisions	21,496	85	(147)	21,434
Trust preferred securities	2,610	150	(1)	2,759
Residential government-sponsored collateralized mortgage obligations	6,001	—	(91)	5,910
Government-sponsored agency securities	52,656	—	(3,123)	49,533
Total	$92,462	$239	$(3,592)	$89,109

The amortized cost amounts are net of recognized other than temporary impairment.

In the three months ended March 31, 2019, $15.3 million of available for sale investment securities were purchased.

The fair value and carrying amount, if different, of debt investment securities as of March 31, 2019, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$3,358	$3,332	$4,966	$4,970
Due in five to ten years	6,584	6,623	18,942	18,454
Due after ten years	16,136	16,160	51,972	50,764
Residential government-sponsored mortgage-backed securities	42,552	42,112	9,361	9,194
Residential government-sponsored collateralized mortgage obligations	42,680	41,877	5,351	5,285
Agency commercial mortgage-backed securities	27,947	27,405	—	—
SBA pool securities	18,921	18,683	—	—
Total	$158,178	$156,192	$90,592	$88,667

Investment securities with a carrying amount of approximately $160.0 million and $165.7 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Southern National monitors the portfolio for indicators of other than temporary impairment. At March 31, 2019 and December 31, 2018, certain investment securities’ fair values were below cost. As outlined in the table below, there were investment securities with fair values totaling approximately $192.0 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at March 31, 2019. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these investment securities and it is likely that we will not be required to sell the investment securities before their anticipated recovery, management does not consider these investment securities to be other than temporarily impaired as of March 31, 2019.

The following tables present information regarding investment securities available for sale and held to maturity in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018 by duration of time in a loss position (in thousands):

March 31, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$149	$—	$26,635	$(455)	$26,784	$(455)
Obligations of states and political subdivisions	—	—	6,757	(34)	6,757	(34)
Corporate securities	—	—	—	—	—	—
Trust preferred securities	—	—	780	(324)	780	(324)
Residential government-sponsored collateralized mortgage obligations	—	—	41,439	(806)	41,439	(806)
Government-sponsored agency securities	—	—	3,183	(64)	3,183	(64)
Agency commercial mortgage-backed securities	—	—	27,405	(542)	27,405	(542)
SBA pool securities	2,549	(21)	12,026	(232)	14,575	(253)
Total	$2,698	$(21)	$118,225	$(2,457)	$120,923	$(2,478)

March 31, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$8,661	$(171)	$8,661	$(171)
Obligations of states and political subdivisions	—	—	6,300	(71)	6,300	(71)
Trust preferred securities	—	—	60	(1)	60	(1)
Residential government-sponsored collateralized mortgage obligations	—	—	5,285	(66)	5,285	(66)
Government-sponsored agency securities	—	—	50,774	(1,884)	50,774	(1,884)
Total	$—	$—	$71,080	$(2,193)	$71,080	$(2,193)

December 31, 2018	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$393	$(5)	$26,910	$(638)	$27,303	$(643)
Obligations of states and political subdivisions	2,220	(78)	13,385	(202)	15,605	(280)
Corporate securities	1,008	(1)	—	—	1,008	(1)
Trust preferred securities	—	—	795	(304)	795	(304)
Residential government-sponsored collateralized mortgage obligations	—	—	42,598	(1,041)	42,598	(1,041)
Government-sponsored agency securities	—	—	3,125	(122)	3,125	(122)
Agency commercial mortgage-backed securities	—	—	27,304	(765)	27,304	(765)
SBA pool securities	6,009	(70)	10,546	(238)	16,555	(308)
Total	$9,630	$(154)	$124,663	$(3,310)	$134,293	$(3,464)

December 31, 2018	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$8,935	$(230)	$8,935	$(230)
Obligations of states and political subdivisions	3,273	(10)	7,187	(137)	10,460	(147)
Trust preferred securities	—	—	60	(1)	60	(1)
Residential government-sponsored collateralized mortgage obligations	—	—	5,910	(91)	5,910	(91)
Government-sponsored agency securities	—	—	49,532	(3,123)	49,532	(3,123)
Total	$3,273	$(10)	$71,624	$(3,582)	$74,897	$(3,592)

As of March 31, 2019, we owned pooled trust preferred securities as follows:

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings When						Estimated	Deferrals to	Other
	Tranche	Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	AA	$2,658	$2,468	$2,614	17%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	BBB	61	61	60	45%	4
						2,719	2,529	2,674		$223

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	D	1,500	1,099	775	28%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,805	14%	660
						3,650	2,589	2,580		$1,060

Total						$6,369	$5,118	$5,254

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

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

We recognized no other than temporary impairment charges during the three months ended March 31, 2019 and 2018, respectively.

Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2019 and 2018 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Losses on	Held to Maturity
For the three months ended March 31, 2019	Available for Sale	Securities	Total
Beginning balance	$(2,419)	$(170)	$(2,589)
Current period other comprehensive income	856	2	858
Ending balance	$(1,563)	$(168)	$(1,731)

	Unrealized Holding
	Losses on	Held to Maturity
For the three months ended March 31, 2018	Available for Sale	Securities	Total
Beginning balance	$(999)	$(153)	$(1,152)
Amounts reclassified from accumulated other comprehensive loss due to the adoption of ASU 2018-02	(199)	(30)	(229)
Subtotal	(1,198)	(183)	(1,381)
Current period other comprehensive (loss) income	(1,482)	4	(1,478)
Ending balance	$(2,680)	$(179)	$(2,859)

4.      LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Loans secured by real estate:
Commercial real estate - owner occupied	$416,750	$407,031
Commercial real estate - non-owner occupied	549,891	540,698
Secured by farmland	19,682	20,966
Construction and land loans	149,054	146,654
Residential 1-4 family(1)	568,616	565,083
Multi- family residential	83,219	82,516
Home equity lines of credit(1)	121,136	128,225
Total real estate loans	1,908,348	1,891,173

Commercial loans	218,375	255,441
Consumer loans	30,319	32,347
Subtotal	2,157,042	2,178,961
Less deferred costs (fees) on loans	173	(137)
Loans, net of deferred fees	$2,157,215	$2,178,824

(1)

Includes $18.7 million and $18.3 million of loans as of March 31, 2019 and December 31, 2018, respectively, acquired in the Greater Atlantic Bank (“GAB”) transaction covered under an FDIC loss-share agreement. The agreement covering single family loans expires in December 2019.

In the first quarter of 2019, $33.9 million of commercial loans were reclassified into loans secured by real estate, upon review and validation of collateral and Call Report codes.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

As part of the GAB acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of GAB’s assets. There were two agreements with the FDIC: one for single family loans which is a 10‑year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5‑year agreement which expired in December 2014. The Bank will continue to share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement related to single family loans; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans”. Covered loans totaled $18.7 million and $18.3 million at March 31, 2019 and December 31, 2018, respectively.

Accretable discount on the acquired EVBS, GAB, Prince George’s Federal Savings Bank (“PGFSB”), and the HarVest Bank (“HarVest”) loans totaled $12.6 million and $13.5 million at March 31, 2019 and December 31, 2018, respectively. Accretion of $749 thousand and $816 thousand associated with the acquired loans held for investment was recognized in the three months ended March 31, 2019 and 2018, respectively.

For the three acquisitions subsequent to the GAB acquisition noted above, management sold the majority of the purchased credit impaired loans immediately after closing of the acquisition.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

	Total Loans
		Unpaid
	Recorded	Principal	Related
March 31, 2019	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$4,540	$5,989	$—
Commercial real estate - non-owner occupied (2)	3,927	4,421	—
Construction and land development	353	365	—
Commercial loans	3,560	4,240	—
Residential 1-4 family (3)	2,558	4,966	—
Other consumer loans	19	40	—
Total	$14,957	$20,021	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	—	—	—
Construction and land development	—	—	—
Commercial loans	2,810	4,670	600
Residential 1-4 family (3)	783	831	—
Other consumer loans	—	—	—
Total	$3,593	$5,501	$600
Grand total	$18,550	$25,522	$600

(1) Recorded investment is after cumulative prior charge offs of $2.0 million. These loans also have aggregate SBA guarantees of $4.8 million.

(2)	Includes loans secured by farmland and multi-family loans.
(3)	Includes home equity lines of credit.

	Total Loans
		Unpaid
	Recorded	Principal	Related
December 31, 2018	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$2,795	$4,777	$—
Commercial real estate - non-owner occupied (2)	171	333	—
Construction and land development	—	336	—
Commercial loans	3,450	6,013	—
Residential 1-4 family (3)	1,591	5,911	—
Other consumer loans	—	—	—
Total	$8,007	$17,370	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	—	—	—
Construction and land development	—	—	—
Commercial loans	2,626	3,276	612
Residential 1-4 family (3)	1,429	1,476	6
Other consumer loans	—	—	—
Total	$4,055	$4,752	$618
Grand total	$12,062	$22,122	$618

(1)	Recorded investment is after cumulative prior charge offs of $1.5 million. These loans also have aggregate SBA guarantees of $3.4 million.
(2)	Includes loans secured by farmland and multi-family loans.
(3)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income recognized for impaired loans recognized by class of loans for the three months ended March 31, 2019 and 2018 (in thousands):

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended March 31, 2019	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$6,034	$66
Commercial real estate - non-owner occupied (1)	4,435	37
Construction and land development	370	14
Commercial loans	5,011	11
Residential 1-4 family (2)	5,305	59
Other consumer loans	40	—
Total	$21,195	$187

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	4,712	50
Residential 1-4 family (2)	984	18
Other consumer loans	—	—
Total	$5,696	$68
Grand total	$26,891	$255

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended March 31, 2018	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$671	$9
Commercial real estate - non-owner occupied (1)	877	14
Construction and land development	9,972	—
Commercial loans	4,842	3
Residential 1-4 family (2)	3,548	14
Other consumer loans	—	—
Total	$19,910	$40

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	929	—
Residential 1-4 family (2)	—	—
Other consumer loans	—	—
Total	$929	$—
Grand total	$20,839	$40

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2019 and December 31, 2018 (in thousands):

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
March 31, 2019	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$3,310	$164	$—	$3,474	$1,161	$412,115	$416,750
Commercial real estate - non-owner occupied (1)	100	200	—	300	1,387	651,105	652,792
Construction and land development	389	28	—	417	—	148,637	149,054
Commercial loans	114	176	—	290	3,375	214,710	218,375
Residential 1-4 family (2)	5,530	331	—	5,861	1,501	682,390	689,752
Other consumer loans	37	—	—	37	20	30,262	30,319
Total	$9,480	$899	$—	$10,379	$7,444	$2,139,219	$2,157,042

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
December 31, 2018	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$577	$344	$—	$921	$1,284	$404,826	$407,031
Commercial real estate - non-owner occupied (1)	581	617	—	1,198	—	642,982	644,180
Construction and land development	851	—	—	851	—	145,803	146,654
Commercial loans	319	168	—	487	3,391	251,563	255,441
Residential 1-4 family (2)	5,523	197	—	5,720	2,055	685,533	693,308
Other consumer loans	142	18	—	160	—	32,187	32,347
Total	$7,993	$1,344	$—	$9,337	$6,730	$2,162,894	$2,178,961

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

Nonaccrual loans include SBA guaranteed amounts totaling $4.8 million and $3.4 million at March 31, 2019 and December 31, 2018, respectively.

Activity in the allowance for non-covered loan and lease losses for the three months ended March 31, 2019 and 2018 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three Months Ended March 31, 2019	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$802	$1,669	$821	$7,097	$1,106	$224	$564	$12,283
Provision (recovery)	11	624	99	(887)	56	83	214	200
Charge offs	—	(462)	—	(167)	—	(60)	—	(689)
Recoveries	3	—	—	63	8	6	—	80
Ending balance	$816	$1,831	$920	$6,106	$1,170	$253	$778	$11,874

Three Months Ended March 31, 2018
Allowance for loan losses:
Beginning balance	$690	$1,321	$692	$4,496	$1,586	$612	$—	$9,397
Provision (recovery)	165	229	112	831	(34)	297	—	1,600
Charge offs	—	—	—	(230)	(166)	(91)	—	(487)
Recoveries	4	—	—	175	64	2	—	245
Ending balance	$859	$1,550	$804	$5,272	$1,450	$820	$—	$10,755

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of March 31, 2019 and December 31, 2018 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
March 31, 2019	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$600	$—	$—	$—	$600
Collectively evaluated for impairment	816	1,831	920	5,506	1,170	253	778	11,274
Total ending allowance	$816	$1,831	$920	$6,106	$1,170	$253	$778	$11,874

Loans:
Individually evaluated for impairment	$4,540	$3,927	$353	$3,560	$2,558	$19	$—	$14,957
Collectively evaluated for impairment	412,210	648,865	148,701	214,815	687,194	30,300	—	2,142,085
Total ending loan balances	$416,750	$652,792	$149,054	$218,375	$689,752	$30,319	$—	$2,157,042

December 31, 2018
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$600	$—	$—	$—	$600
Collectively evaluated for impairment	802	1,669	821	6,497	1,106	224	564	11,683
Total ending allowance	$802	$1,669	$821	$7,097	$1,106	$224	$564	$12,283

Loans:
Individually evaluated for impairment	$2,795	$171	$—	$3,450	$1,591	$—	$—	$8,007
Collectively evaluated for impairment	404,236	644,009	146,654	251,991	691,717	32,347	—	2,170,954
Total ending loan balances	$407,031	$644,180	$146,654	$255,441	$693,308	$32,347	$—	$2,178,961

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

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

As of March 31, 2019, we had two loans in TDRs. One loan was modified in TDRs during the year ending December 31, 2018. One TDR which had been modified in 2013 defaulted in 2015. This loan, in the amount of $656 thousand, was current as of March 31, 2019.

Credit Quality Indicators

Through its system of internal controls, Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified.

Special Mention loans are loans that have a potential weakness that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position.

Substandard loans may be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Southern National had no loans classified Doubtful at March 31, 2019 or December 31, 2018.

As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Total Loans
	Special
March 31, 2019	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$3,596	$5,519	$407,635	$416,750
Commercial real estate - non-owner occupied (1)	4,255	185	648,352	652,792
Construction and land development	—	—	149,054	149,054
Commercial loans	5,327	3,218	209,830	218,375
Residential 1-4 family (2)	393	1,957	687,402	689,752
Other consumer loans	137	—	30,182	30,319
Total	$13,708	$10,879	$2,132,455	$2,157,042

	Total Loans
	Special
December 31, 2018	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$6,611	$2,810	$397,610	$407,031
Commercial real estate - non-owner occupied (1)	4,382	189	639,609	644,180
Construction and land development	—	—	146,654	146,654
Commercial loans	2,373	2,689	250,379	255,441
Residential 1-4 family (2)	395	1,982	690,931	693,308
Other consumer loans	142	—	32,205	32,347
Total	$13,903	$7,670	$2,157,388	$2,178,961

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Includes SBA guarantees of $4.8 million and $3.4 million as of March 31, 2019 and December 31, 2018.

The amount of foreclosed residential real estate property held at March 31, 2019 and December 31, 2018 was $1.2 million. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $1.1 million and $1.5 million at March 31, 2019 and December 31, 2018, respectively.

5.      LEASES

The Company leases certain premises and equipment under operating leases. At March 31, 2019, the Company had operating lease liabilities totaling $8.9 million and right-of-use assets totaling $7.8 million related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the three months ended March 31, 2019, our net operating lease cost was $586 thousand and was reflected in occupancy expenses on our income statement.

The following table presents other information related to our operating leases:

For the Three Months Ended
March 31,
(in thousands except for percent and period data)	2019
Cash paid for amounts included in the measurement of lease liabilities	$670
Right-of-use assets obtained in exchange for new operating lease liabilities	$155
Weighted-average remaining lease term - operating leases, in years	6.1
Weighted-average discount rate - operating leases	3.0%

The following table summarizes the maturity of remaining lease liabilities:

As of
March 31,
(dollars in thousands)	2019
Lease payments due:
Less than one year	$1,824
One to three years	3,359
Three to five years	2,367
More than five years	2,199
Total lease payments	9,749
Less: Interest	(893)
Lease liabilities	$8,856

As of March 31, 2019, the Company does not have or expect any operating leases that have not yet commenced or will create additional lease liabilities and right-of-use assets for the Company.

6.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $19.2 million as of March 31, 2019 and December 31, 2018.

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

At March 31, 2019 and December 31, 2018, we had unfunded lines of credit and undisbursed construction loan funds totaling $338.2 million and $339.2 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

7.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2019
Basic EPS	$6,020	24,012	$0.25
Effect of dilutive stock options	—	299	—
Diluted EPS	$6,020	24,311	$0.25

For the three months ended March 31, 2018
Basic EPS	$8,259	23,962	$0.34
Effect of dilutive stock options and warrants	—	271	—
Diluted EPS	$8,259	24,233	$0.34

The Company did not have any anti-dilutive options in 2019 and 2018.

8.      FAIR VALUE

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

Assets Measured on a Recurring Basis:

Investment Securities Available for Sale

Where quoted prices are available in an active market, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid government bonds and mortgage products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of investment securities with similar characteristics or discounted cash flow. Level 2 investment securities include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Currently, a majority of Southern National’s available for sale debt investment securities are considered to be Level 2 investment securities, except for a few corporate securities that are classified as Level 3 investment securities.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$42,112	$—	$42,112	$—
Obligations of states and political subdivisions	18,339	—	18,339	—
Corporate securities	2,013	—	1,013	1,000
Trust preferred securities	2,580	—	2,580	—
Residential government-sponsored collateralized mortgage obligations	41,877	—	41,877	—
Government-sponsored agency securities	3,183	—	3,183	—
Agency commercial mortgage-backed securities	27,405	—	27,405	—
SBA pool securities	18,683	—	18,683	—
Total	$156,192	$—	$155,192	$1,000

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$27,302	$—	$27,302	$—
Obligations of states and political subdivisions	18,055	—	18,055	—
Corporate securities	2,008	—	1,008	1,000
Trust preferred securities	2,641	—	2,641	—
Residential government-sponsored collateralized mortgage obligations	43,057	—	43,057	—
Government-sponsored agency securities	3,125	—	3,125	—
Agency commercial mortgage-backed securities	27,304	—	27,304	—
SBA pool securities	19,885	—	19,885	—
Total	$143,377	$—	$142,377	$1,000

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at March 31, 2019 and December 31, 2018. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired totaled $18.6 million (including SBA guarantees of $4.8 million) as of March 31, 2019 with no allocation made to the allowance for loan losses compared to a carrying amount of $12.1 million (including SBA guarantees of $3.4 million) with no allocation made to the allowance for loan losses at December 31, 2018.

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

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5.0% to 7.6% of collateral valuation at March 31, 2019 and December 31, 2018. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At March 31, 2019 and December 31, 2018, the total amount of OREO was $5.0 million and $5.1 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$4,540	$—	$—	$4,540
Commercial real estate - non-owner occupied (1)	3,927	—	—	3,927
Commercial loans	6,370	—	—	6,370
Residential 1-4 family (2)	3,341	—	—	3,341
Assets held for sale	600	—	—	600
Other real estate owned:
Commercial real estate - owner occupied (1)	908	—	—	908
Construction and land development	2,902	—	—	2,902
Residential 1-4 family (2)	1,231	—	—	1,231

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$2,795	$—	$—	$2,795
Commercial real estate - non-owner occupied (1)	171	—	—	171
Commercial loans	6,076	—	—	6,076
Residential 1-4 family (2)	3,020	—	—	3,020
Assets held for sale	600	—	—	600
Other real estate owned:
Commercial real estate - owner occupied (1)	908	—	—	908
Construction and land development	2,938	—	—	2,938
Residential 1-4 family (2)	1,231	—	—	1,231

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		March 31, 2019		December 31, 2018
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$31,841	$31,841	$28,611	$28,611
Securities available for sale	Level 2 & Level 3	156,192	156,192	143,377	143,377
Securities held to maturity	Level 2	90,592	88,667	92,462	89,109
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	18,427	18,427	19,522	19,522
Equity investment in mortgage affiliate	Level 3	3,847	3,847	3,829	3,829
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	3,305	3,305
Net loans	Level 3	2,145,341	2,123,900	2,166,541	2,134,021
Accrued interest receivable	Level 2 & Level 3	8,963	8,963	8,745	8,745
Financial liabilities:
Demand deposits	Level 2	$690,109	690,109	$665,640	665,640
Money market and savings accounts	Level 2	574,619	574,619	506,519	506,519
Certificates of deposit	Level 3	846,325	843,136	925,441	919,175
Securities sold under agreements to repurchase	Level 1	13,623	13,623	18,721	18,721
FHLB short term advances	Level 1	135,640	135,640	163,340	163,340
Junior subordinated debt	Level 2	9,596	12,880	9,584	12,065
Senior subordinated notes	Level 2	47,080	58,178	47,089	57,173
Accrued interest payable	Level 1 & Level 3	4,347	4,347	3,985	3,985

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), equity investments in our mortgage affiliate, preferred investments in our mortgage affiliate, accrued interest receivable and payable, demand deposits, savings accounts, money market accounts, securities sold under agreements to repurchase, and short-term debt (FHLB short-term advances and securities sold under agreements to repurchase). Fair value of long-term debt is based on current rates for similar financing. Carrying amount of Federal Reserve Bank and FHLB stock is a reasonable estimate of fair value as these securities are not readily marketable and are based on the ultimate recoverability of the par value. The fair value of off-balance-sheet items is not considered material. Fair value of net loans, certificates of deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion in accordance with the adoption of ASU 2016‑01 in 2018.

9.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of FHLB of Atlanta overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at March 31, 2019 and December 31, 2018 was $13.6 million and $18.7 million, respectively.

10.     JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In connection with our merger with EVBS, the Company assumed $10.3 million (fair value adjustment of $801 thousand) of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of March 31, 2019 and December 31, 2018, the interest rate was 5.56% and 5.73%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities have a mandatory redemption date of September 17, 2033, and became subject to varying call provisions beginning on September 17, 2008. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the Junior Subordinated Debt and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At March 31, 2019, all of the trust preferred securities qualified as Tier 1 capital.

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

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At March 31, 2019, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At March 31, 2019, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $737 thousand.

Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million (fair value adjustment of $1.9 million) in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. The EVBS Senior Subordinated Notes bear interest at an annual rate of 6.50%, payable semi-annually in arrears on May 1 and November 1 of each year ending on May 1, 2020. From and including May 1, 2020 to, but excluding, the maturity date, the EVBS Senior Subordinated Notes will bear interest at an annual rate, reset quarterly, equal to LIBOR determined on the determination date of the applicable interest period plus 502 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2020. The Company may, at its option, redeem, in whole or in part, the EVBS Senior Subordinated Notes as early as May 1, 2020, and any partial redemption would be made pro rata among all of the holders. At March 31, 2019 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10‑K for the year ended December 31, 2018. Results of operations for the three months ended March 31, 2019 are not necessarily indicative of results that may be attained for any other period.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factor contained in this Quarterly Report on Form 10‑Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2018, factors that could contribute to those differences include, but are not limited to:

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

Forward-looking statements are not guarantees of performance or results and should not be relied upon as representing management’s views as of any subsequent date. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should refer to the risk factors and other cautionary statements in this Quarterly Report on Form 10‑Q and in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be different from those expressed or implied by our forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10‑Q (or an earlier date to the extent applicable). Except as required by applicable law, we undertake no obligation to update publicly these statements in light of new information or future events.

OVERVIEW

SNBV is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its merger with EVBS and the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At March 31, 2019, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

We have administrative offices in Warrenton and Glen Allen, Virginia, and executive offices in Georgetown, Washington, D.C. and Glen Allen, Virginia where senior management is located.

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended March 31, 2019 was $6.0 million, or $0.25 basic and diluted earnings per share, compared to net income of $8.3 million, or $0.34 per basic and diluted earnings per share, for the three months ended March 31, 2018.

During the first quarter of 2019, the Company had a nonrecurring other loss of $3.2 million and related legal expense of $502 thousand.

For the first quarter of 2018, net income was impacted positively by the $1.2 million of accreted income from the acquired loan discounts, $1.5 million of income from recoveries of legacy investment securities and loans charged off by EVBS before it merged into Southern National in June of 2017, and the reduced federal income tax rate of 21% from 34% due to the enactment of the Tax Cuts and Jobs Act of 2017, which became effective on January 1, 2018.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $21.0 million for the quarter ended March 31, 2019 compared to $22.5 million for the first quarter of 2018, which was a direct result of the rising costs of funds including deposits and borrowings. Southern National’s net interest margin for the three months ended March 31, 2019 was 3.41% compared to 3.66% for the three months ended December 31, 2018 and 3.82% for the three months ended March 31, 2018. Total income on interest-earning assets was $30.3 million and $28.0 million for the three months ended March 31, 2019 and 2018, respectively. The yield on average interest-earning assets was 4.94% and 4.75% for the first quarter of 2019 and 2018, respectively. Interest and fees on loans totaled $28.0 million and $26.0 million for the first quarter of 2019 and 2018, respectively.  The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $816 thousand to net interest income during the three months ended March 31, 2019 compared to $1.2 million during the three months ended March 31, 2018. The decrease in accretion was due to the slowdown in acquired loan prepayments and payoffs. Average loans during the first quarter of 2019 were $2.16 billion compared to $2.08 billion during  the first quarter of 2018.

Total interest expense was $9.4 million and $5.5 million for the three months ended March 31, 2019 and 2018, respectively.  Interest on deposits was  $7.5 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively. Total average interest-bearing deposits for the first quarter of 2019 and 2018 were $1.82 billion and $1.53 billion, respectively. The yield on total average interest-bearing deposits was 1.66% and 0.87% for the quarter ended March 31, 2019 and 2018, respectively.  Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, and senior subordinated notes, was $1.9 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively. Total average borrowings were $214.0 million and $426.0 million for the three months ended March 31, 2019 and 2018, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	March 31,
	2019			2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,155,252	$27,974	5.26%	$2,075,887	$25,905	5.06%
Investment securities	237,420	1,581	2.70%	257,630	1,641	2.58%
Other earning assets	90,370	685	3.08%	58,284	474	3.30%
Total earning assets	2,483,041	30,241	4.94%	2,391,801	28,020	4.75%
Allowance for loan losses	(12,296)			(10,386)
Total non-earning assets	257,217			255,063
Total assets	$2,727,963			$2,636,478

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$345,935	$642	0.75%	$327,395	$315	0.39%
Money market accounts	401,615	1,828	1.85%	342,706	560	0.66%
Savings accounts	147,589	115	0.32%	163,143	127	0.32%
Time deposits	926,137	4,877	2.14%	699,008	2,268	1.32%
Total interest-bearing deposits	1,821,276	7,462	1.66%	1,532,252	3,270	0.87%
Borrowings	213,929	1,889	3.58%	425,982	2,250	2.14%
Total interest-bearing liabilities	2,035,205	9,351	1.86%	1,958,234	5,520	1.14%
Noninterest-bearing liabilities:
Demand deposits	320,299			329,299
Other liabilities	19,414			18,471
Total liabilities	2,374,919			2,306,004
Stockholders' equity	353,044			330,474
Total liabilities and stockholders' equity	$2,727,963			$2,636,478
Net interest income		$20,890			$22,500
Interest rate spread			3.08%			3.61%
Net interest margin			3.41%			3.82%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The provision for loan losses for the quarter ended March 31, 2019 and 2018 was $200 thousand and $1.6 million, respectively. Net charge offs for the three months ended March 31, 2019 and 2018 was $609 thousand and $242 thousand, respectively.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2019	2018	Change
Account maintenance and deposit service fees	$1,687	$1,408	$279
Income from bank-owned life insurance	523	307	216
Equity income (loss) from mortgage affiliate	18	(317)	335
Recoveries related to acquired charged-off loans and investment securities	591	1,483	(892)
Other	243	198	45
Total noninterest income	$3,062	$3,079	$(17)

Southern National had noninterest income of $3.1 million during the first quarter of 2019 and 2018.  Account maintenance and deposit service fees, which totaled $1.7 million for the first quarter of 2019,  increased $279 thousand compared to prior year. Income from bank-owned life insurance, which totaled $523 thousand for the first quarter of 2019, increased $216 thousand when compared to $307 thousand of income in first quarter of 2018. The first quarter increase was driven by income from the purchase of an additional $12.0 million in bank-owned life insurance early in the second quarter of 2018. Income from the investment in STM totaled $18 thousand during the first quarter of 2019 compared to the loss of ($317) thousand during the first quarter of 2018.  The increase was driven by strengthened management and operational improvements within STM. Other noninterest income, which totaled $243 thousand for the first quarter of 2019, increased $45 thousand when compared to the prior year. For the three months ended March 31, 2019, other noninterest income has benefited, from $591 thousand of recoveries of legacy investment securities and loans charged off by EVBS premerger compared to $1.5 million for the three months ended March 31, 2018.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2019	2018	Change
Salaries and benefits	$5,812	$6,772	$(960)
Occupancy expenses	1,803	1,650	153
Furniture and equipment expenses	710	797	(87)
Amortization of core deposit intangible	363	362	1
Virginia franchise tax expense	563	364	199
FDIC assessment	—	335	(335)
Data processing expense	512	466	46
Telephone and communication expense	375	594	(219)
Net (gain) loss on other real estate owned	(2)	200	(202)
Other operating expenses	6,154	2,079	4,075
Total noninterest expenses	$16,290	$13,619	$2,671

Noninterest expense was $16.3 million and $13.6 million during the three months ended March 31, 2019 and 2018, respectively. The increase in noninterest expenses was primarily due to a nonrecurring other loss of $3.2 million with related legal expense of $502 thousand during the first quarter of 2019. Employee compensation and benefits expense totaled $5.8 million and $6.8 million for the first quarter of 2019 and 2018, respectively. The decrease was due to a reduction in staffing. Occupancy expenses and equipment expenses remained flat year over year. The Company recognized a gain of $2 thousand on the sale of other real estate owned (“OREO”) during the first quarter of 2019 compared to a $200 thousand loss for the first quarter of 2018. Other expenses totaled $6.0 million and $1.9 million for three months ended March 31, 2019 and 2018, respectively.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $2.70 billion as of March 31, 2019 and as of December 31, 2018. Total loans decreased 1.0%, from $2.18 billion at December 31, 2018 to $2.16 billion at March 31, 2019, primarily due to unanticipated large loan payoffs of $50.0 million, partially offset by growth of $29.4 million during the first quarter of 2019. Total deposits were $2.11 billion at March 31, 2019 compared to $2.10 billion at December 31, 2018 and total equity was $352.7 million and $348.3 million at March 31, 2019 and December 31, 2018, respectively.

Loan Portfolio

Loan demand remains strong in the Company’s markets. Loan growth in the first three months of 2019 of $29.4 million was offset by $40.0 million in five hospitality loans that paid off due to property sales and under-market rates offered by other financial institutions and a $10.0 million construction loan moved to a competitor on a nonrecourse basis. Additionally, in the first quarter of 2019, $33.9 million of commercial loans were reclassified into loans secured by real estate, upon review and validation of collateral and Call Report codes.

The composition of our loan portfolio consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Loans secured by real estate:
Commercial real estate - owner occupied	$416,750	$407,031
Commercial real estate - non-owner occupied	549,891	540,698
Secured by farmland	19,682	20,966
Construction and land loans	149,054	146,654
Residential 1-4 family	568,616	565,083
Multi-family residential	83,219	82,516
Home equity lines of credit	121,136	128,225
Total real estate loans	1,908,348	1,891,173

Commercial loans	218,375	255,441
Consumer loans	30,319	32,347
Gross loans	2,157,042	2,178,961
Less deferred fees on loans	173	(137)
Loans, net of deferred fees	$2,157,215	$2,178,824

As of March 31, 2019 and December 31, 2018, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Asset Quality

Asset quality remained high during the first three months of 2019. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

Other real estate owned ("OREO") at March 31, 2019 was $5.0 million compared to $5.1 million at December 31, 2018.

Non-covered nonaccrual loans were $1.9 million (excluding $4.8 million of loans fully covered by SBA guarantees) at March 31, 2019 compared to $2.5 million (excluding $3.4 million of loans fully covered by SBA guarantees) as of December 31, 2018. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to total non-covered assets decreased from 0.28% at December 31, 2018 to 0.26% at March 31, 2019.

Southern National’s allowance for loan losses as a percentage of total non-covered loans at March 31, 2019 was 0.56%, compared to 0.57% at December 31, 2018. The allowance for loan losses as a percentage of non-covered non-acquired loans was 0.82% and 0.85% at March 31, 2019 and December 31, 2018, respectively.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

The following table presents a comparison of non-covered nonperforming assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Nonaccrual loans	$7,418	$6,709
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	7,418	6,709
Other real estate owned	5,041	5,077
Total non-covered nonperforming assets	$12,459	$11,786

Troubled debt restructurings	$688	$692
SBA guaranteed amounts included in nonaccrual loans	$4,762	$3,391

Allowance for loan losses to nonperforming loans	178.26%	207.63%
Allowance for loan losses to total non-covered loans	0.56%	0.57%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	0.26%	0.28%

Investment Securities

Investment securities, available for sale and held to maturity, totaled $246.8 million at March 31, 2019 up from $235.8 million at December 31, 2018.

Investment securities in our portfolio as of March 31, 2019 were as follows:

•	residential government-sponsored collateralized mortgage obligations in the amount of $47.3 million;
•	agency residential mortgage-backed securities in the amount $51.5 million;
•	corporate bonds in the amount of $2.0 million;
•	commercial mortgage-backed securities in the amount of $27.4 million;
•	SBA loan pool securities in the amount of $18.7 million;
•	callable agency securities in the amount of $55.8 million;
•	trust preferred securities in the amount of $5.1 million; and

•	municipal bonds in the amount of $39.0 million with a taxable equivalent yield of 3.0% and ratings as of March 31, 2019 as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$6,332	AAA	$7,021
Aa1	11,459	AA+	7,526
Aa2	3,146	AA	11,532
Aa3	1,879	AA-	1,774
A1	1,862	A+	1,028
A2	1,536	A	842
Baa1	1,017	BBB+	1,017
NA	11,849	NA	8,340
Total	$39,080	Total	$39,080

$15.3 million of available for sale investment securities were purchased during the first quarter of 2019. No investment securities were sold during the first three months of 2019.

At March 31, 2019, we owned pooled trust preferred securities as follows (in thousands):

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
						(in thousands)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa2	AA	$2,658	$2,468	$2,614	17%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	BBB	61	61	60	45%	4
						2,719	2,529	2,674		$223

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	D	1,500	1,099	775	28%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,805	14%	660
						3,650	2,589	2,580		$1,060

Total						$6,369	$5,118	$5,254

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion
(2)	Pre-tax

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

We recognized no other than temporary impairment charges during the three months ended March 31, 2019 and 2018, respectively.

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

During the three months ended March 31, 2019, we funded our financial obligations with deposits, borrowings from the FHLB of Atlanta and the proceeds from issuance of the SNBV Senior Subordinated Notes in January 2018.  At March 31, 2019, we had $334.2 million of unfunded commitments. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the Company and the Bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required for Capital		To Be Categorized as
	Actual		Adequacy Purposes (1)		Well Capitalized (2)
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southern National
Common equity tier 1 capital ratio	$243,458	11.75%	$93,235	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	253,458	12.23%	124,313	6.00%	n/a	n/a
Total risk-based capital ratio	312,333	15.07%	165,751	8.00%	n/a	n/a
Leverage ratio	253,458	9.69%	104,671	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$292,517	13.88%	$94,808	4.50%	$136,945	6.50%
Tier 1 risk-based capital ratio	292,517	13.88%	126,411	6.00%	168,548	8.00%
Total risk-based capital ratio	304,391	14.44%	168,548	8.00%	210,685	10.00%
Leverage ratio	292,517	11.17%	104,740	4.00%	105,342	5.00%

December 31, 2018
Southern National
Common equity tier 1 capital ratio	$239,554	11.57%	$93,135	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	249,554	12.06%	124,180	6.00%	n/a	n/a
Total risk-based capital ratio	308,838	14.92%	165,573	8.00%	n/a	n/a
Leverage ratio	249,554	9.57%	104,338	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$288,018	13.64%	$95,020	4.50%	$137,251	6.50%
Tier 1 risk-based capital ratio	288,018	13.64%	126,693	6.00%	168,924	8.00%
Total risk-based capital ratio	300,301	14.22%	168,924	8.00%	211,156	10.00%
Leverage ratio	288,018	11.03%	104,420	4.00%	105,578	5.00%

(1)

When fully phased-in on January 1, 2019, the Basel III capital rules included a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and increased each subsequent January 1, until it reached 2.5% on January 1, 2019.

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of March 31, 2019 and as of December 31, 2018. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 100 and 200 basis point decrease in interest rates at March 31, 2019 and December 31, 2018.

	Sensitivity of Economic Value of Equity
	As of March 31, 2019
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)
Up 400	$346,269	$(27,638)	(7.39)%	12.81%	97.39%
Up 300	354,226	(19,681)	(5.26)%	13.10%	99.63%
Up 200	362,350	(11,557)	(3.09)%	13.40%	101.91%
Up 100	369,289	(4,618)	(1.24)%	13.66%	103.86%
Base	373,907	—	—%	13.83%	105.16%
Down 100	339,139	(34,768)	(9.30)%	12.55%	95.38%
Down 200	300,104	(73,803)	(19.74)%	11.10%	84.41%

	Sensitivity of Economic Value of Equity
	As of December 31, 2018
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)
Up 400	$338,853	$(33,298)	(8.95)%	12.54%	97.03%
Up 300	347,409	(24,742)	(6.65)%	12.85%	99.48%
Up 200	356,429	(15,722)	(4.22)%	13.19%	102.07%
Up 100	362,312	(9,839)	(2.64)%	13.40%	103.75%
Base	372,151	—	0.00%	13.77%	106.57%
Down 100	341,397	(30,754)	(8.26)%	12.63%	97.76%
Down 200	303,809	(68,342)	(18.36)%	11.24%	87.00%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2019 and December 31, 2018 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our Asset/Liability Risk Management Policy guidelines at March 31, 2019 and December 31, 2018.

	Sensitivity of Net Interest Income
	As of March 31, 2019
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$96,292	$7,575	3.87%	0.26%
Up 300	94,542	5,825	3.81%	0.20%
Up 200	92,584	3,867	3.74%	0.13%
Up 100	90,861	2,144	3.68%	0.07%
Base	88,717	—	3.61%	—%
Down 100	88,863	146	3.62%	0.01%
Down 200	88,725	8	3.62%	0.01%

	Sensitivity of Net Interest Income
	As of December 31, 2018
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$101,121	$9,785	4.05%	0.35%
Up 300	97,784	6,448	3.97%	0.23%
Up 200	96,305	4,969	3.88%	0.16%
Up 100	93,719	2,383	3.78%	0.07%
Base	91,336	—	3.70%	—%
Down 100	91,719	383	3.72%	0.04%
Down 200	91,165	(171)	3.70%	0.03%

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report on Form 10‑Q, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d -15(e) under the Securities Exchange Act of 1934) utilizing the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10‑Q.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Southern National or Sonabank as of March 31, 2019.

ITEM 1A – RISK FACTORS

As of March 31, 2019, there have been no material changes to the risk factors faced by Southern National from those previously disclosed on our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Southern National’s Annual Report on Form 10‑K for the year ended December 31, 2006)

3.5	Amendment No. 1 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Southern National’s Current Report on Form 8‑K filed on October 14, 2009)

3.6	Amendment No. 2 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Southern National’s Current Report on Form 8‑K filed on April 5, 2017)

10.1+*	Employment Agreement, dated as of February 28, 2019, by and between George C. Sheflett and Southern National Bancorp of Virginia, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Southern National Bancorp of Virginia, Inc. Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

+     Management contract or compensatory plan or arrangement

*      Filed with this Quarterly Report on Form 10‑Q

**    Furnished with this Quarterly Report on Form 10‑Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

May 9, 2019	/s/ Joe A. Shearin
(Date)	Joe A. Shearin,
Chief Executive Officer
(Principal Executive Officer)

May 9, 2019	/s/ Jeffrey L. Karafa
(Date)	Jeffrey L. Karafa,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)