Form 10-Q
period 2019-06-30
Southern National Bancorp of Virginia Inc
filed 2019-08-08
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Yes ☐   No ☒

     As of August 2, 2019, there were 24,143,576 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10‑Q

June 30, 2019

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)	*
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$6,898	$6,939
Interest-bearing deposits in other financial institutions	26,190	20,877
Federal funds sold	—	795
Total cash and cash equivalents	33,088	28,611

Securities available for sale, at fair value	163,860	143,377

Securities held to maturity, at amortized cost (fair value of $86,681 and $89,109, respectively)	86,815	92,462

Total loans	2,172,845	2,178,824
Less allowance for loan losses	(11,613)	(12,283)
Net loans	2,161,232	2,166,541
Stock in Federal Reserve Bank and Federal Home Loan Bank	17,364	19,522
Equity investment in mortgage affiliate	4,405	3,829
Preferred investment in mortgage affiliate	3,305	3,305
Bank premises and equipment, net	30,767	32,352
Operating lease right-of-use assets	7,924	—
Goodwill	101,954	101,954
Core deposit intangibles, net	7,884	8,609
Bank-owned life insurance	63,060	62,495
Other real estate owned	5,041	5,077
Deferred tax assets, net	14,475	14,104
Other assets	23,129	19,057
Total assets	$2,724,303	$2,701,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$335,024	$320,043
Interest-bearing deposits:
NOW accounts	361,787	345,597
Money market accounts	444,299	355,469
Savings accounts	143,328	151,050
Time deposits	865,988	925,441
Total interest-bearing deposits	1,815,402	1,777,557
Total deposits	2,150,426	2,097,600

Securities sold under agreements to repurchase - short term	14,319	18,721
Federal Home Loan Bank (FHLB) advances - short term	110,640	163,340
Junior subordinated debt - long term	9,608	9,584
Senior subordinated notes - long term	47,070	47,089
Operating lease liabilities	8,385	—
Other liabilities	21,063	16,671
Total liabilities	2,361,511	2,353,005
Commitments and contingencies (See Note 6)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,117,326 and 24,052,253 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	241	240
Additional paid in capital	306,049	305,654
Retained earnings	55,983	44,985
Accumulated other comprehensive income (loss)	519	(2,589)
Total stockholders' equity	362,792	348,290
Total liabilities and stockholders' equity	$2,724,303	$2,701,295

*  Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans	$28,378	$27,697	$56,352	$53,602
Interest and dividends on taxable securities	1,475	1,400	2,900	2,882
Interest and dividends on tax exempt securities	152	160	308	319
Interest and dividends on other earning assets	388	412	1,134	879
Interest on federal funds sold	—	14	2	21
Total interest and dividend income	30,393	29,683	60,696	57,703
Interest expense:
Interest on deposits	7,654	3,810	15,116	7,080
Interest on repurchase agreements	22	24	45	46
Interest on junior subordinated debt	150	147	300	275
Interest on senior subordinated notes	712	712	1,424	1,423
Interest on other borrowings	891	1,816	1,895	3,205
Total interest expense	9,429	6,509	18,780	12,029
Net interest income	20,964	23,174	41,916	45,674
Provision for loan losses	—	1,050	200	2,650
Net interest income after provision for loan losses	20,964	22,124	41,716	43,024

Noninterest income:
Account maintenance and deposit service fees	1,788	1,375	3,475	2,783
Income from bank-owned life insurance	385	563	908	870
Equity gain (loss) from mortgage affiliate	558	191	576	(126)
Gain on sales of investment securities	—	—	—	—
Recoveries related to acquired charged-off loans and investment securities	324	250	915	1,733
Other	136	174	379	372
Total noninterest income	3,191	2,553	6,253	5,632

Noninterest expenses:
Salaries and benefits	7,144	7,007	12,956	13,779
Occupancy expenses	1,801	1,656	3,604	3,306
Furniture and equipment expenses	738	712	1,448	1,509
Amortization of core deposit intangible	362	361	725	723
Virginia franchise tax expense	563	492	1,126	856
Data processing expense	571	464	1,083	930
Telephone and communication expense	406	501	781	1,095
Net (gain) loss on other real estate owned	(36)	(40)	(38)	160
Professional fees	1,381	839	2,985	1,788
Other operating expenses	962	1,625	5,512	3,090
Total noninterest expenses	13,892	13,617	30,182	27,236
Income before income taxes	10,263	11,060	17,787	21,420
Income tax expense	944	2,193	2,448	4,294
Net income	$9,319	$8,867	$15,339	$17,126
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$2,844	$(837)	$3,928	$(2,713)
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	3	2	6	6
Net unrealized gain (loss)	2,847	(835)	3,934	(2,707)
Tax effect	597	(175)	826	(569)
Other comprehensive income (loss)	2,250	(660)	3,108	(2,138)
Comprehensive income	$11,569	$8,207	18,447	14,988
Earnings per share, basic	$0.39	$0.37	$0.64	$0.71
Earnings per share, diluted	$0.38	$0.37	$0.63	$0.71

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30, 2019
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - March 31, 2019	$241	$305,879	$48,300	$(1,731)	$352,689
Net income	—	—	9,319	—	9,319
Changes in other comprehensive income on investment securities (net of tax, $597, and accretion of $3)	—	—	—	2,250	2,250
Dividends on common stock ($0.18 per share)	—	—	(2,171)	—	(2,171)
Issuance of common stock under Stock Incentive Plan (2,200 shares, net)	—	7	—	—	7
Impact of adoption of ASU 2016-02			535		535
Stock-based compensation expense	—	163	—	—	163
Balance - June 30, 2019	$241	$306,049	$55,983	$519	$362,792

	For the Three Months Ended June 30, 2018
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance - March 31, 2018	$240	$305,360	$25,324	$(2,859)	$328,065
Net income	—	—	8,867	—	8,867
Changes in other comprehensive income on investment securities (net of tax, $826, and accretion of $6)	—	—	—	(660)	(660)
Dividends on common stock ($0.18 per share)	—	—	(1,922)	—	(1,922)
Issuance of common stock under Stock Incentive Plan (19,450 shares, net)	—	6	—	—	6
Stock-based compensation expense	—	94	—	—	94
Balance - June 30, 2018	$240	$305,460	$32,269	$(3,519)	$334,450

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands, except per share amounts) (Unaudited)

	For the Six Months Ended June 30, 2019
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2018	$240	$305,654	$44,985	$(2,589)	$348,290
Net income	—	—	15,339	—	15,339
Changes in other comprehensive income on investment securities (net of tax, $826, and accretion of $6)	—	—	—	3,108	3,108
Dividends on common stock ($0.18 per share)	—	—	(4,341)	—	(4,341)
Issuance of common stock under Stock Incentive Plan (19,450 shares, net)	1	128	—	—	129
Stock-based compensation expense	—	267	—	—	267
Balance - June 30, 2019	$241	$306,049	$55,983	$519	$362,792

	For the Six Months Ended June 30, 2018
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2017	$239	$304,932	$18,753	$(1,152)	$322,772
Net income	—	—	17,126	—	17,126
Changes in other comprehensive loss on investment securities (net of tax, $394, and accretion of $3)	—	—	—	(2,138)	(2,138)
Dividends on common stock ($0.08 per share)	—	—	(3,839)	—	(3,839)
Issuance of common stock under Stock Incentive Plan (51,200 shares, net)	1	359	—	—	360
Reclassification from accumulated other comprehensive loss to retained earnings due to adoption of ASU 2018-02	—	—	229	(229)	—
Stock-based compensation expense	—	169	—	—	169
Balance - June 30, 2018	$240	$305,460	$32,269	$(3,519)	$334,450

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands) (Unaudited)

	2019	2018
Operating activities:
Net income	$15,339	$17,126
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,411	3,732
Amortization of operating lease right-of-use assets	1,275	—
Accretion of loan discount	(1,788)	(2,453)
Amortization of FDIC indemnification asset	354	350
Provision for loan losses	200	2,650
Earnings on bank-owned life insurance	(908)	(706)
Equity (gain) loss on mortgage affiliate	(576)	126
Stock-based compensation expense	267	169
Gain on bank-owned life insurance death benefit	—	(164)
(Gain) loss on other real estate owned	(38)	160
Provision for deferred income taxes	(1,197)	—
Net (increase) decrease in other assets	(4,210)	1,230
Net increase (decrease) in other liabilities	3,362	(2,169)
Net cash and cash equivalents provided by operating activities	15,491	20,051
Investing activities:
Purchases of available for sale investment securities	(25,110)	—
Proceeds from paydowns, maturities and calls of available for sale investment securities	7,711	7,363
Proceeds from paydowns, maturities and calls of held to maturity investment securities	5,463	2,498
Sales of FRB and FHLB stock	2,158	756
Net (increase) decrease in loans	6,896	(91,728)
Purchase of bank-owned life insurance	—	(12,000)
Proceeds from bank-owned life insurance death benefit	343	477
Proceeds from sales of other real estate owned, net of improvements	74	1,857
Proceeds from sales of bank premise and equipment and assets held for sale	—	2,136
Purchases of bank premises and equipment	(73)	(1,805)
Net cash and cash equivalents used in investing activities	(2,538)	(90,446)
Financing activities:
Net increase in deposits	52,837	115,153
Cash dividends paid on common stock	(4,341)	(3,839)
Issuance of common stock under Stock Incentive Plan	129	360
Net decrease in short-term borrowings	(57,101)	(14,579)
Net cash and cash equivalents provided by (used in) financing activities	(8,476)	97,095
Increase in cash and cash equivalents	4,477	26,700
Cash and cash equivalents at beginning of period	28,611	25,463
Cash and cash equivalents at end of period	$33,088	$52,163
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$18,643	$11,663
Income taxes	2,937	4,516
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	8,615	—
Initial recognition of operating lease liabilities	9,099	—

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2019

1.      ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV” or the “Company”) is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank” or the “Bank”) a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its merger with Eastern Virginia Bankshares, Inc. (“EVBS”) and the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At June 30, 2019, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which updates narrow aspects of the guidance issued in ASU 2016-02. The amendments in this ASU were effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  Early adoption of this ASU was permitted for all entities. The Company adopted ASU 2016-02 in the first quarter of 2019 and inventoried and categorized its lease agreements. Upon adoption, the Company recognized right-of-use assets and associated operating lease liabilities of $8.6 million and $9.1 million, respectively. Right-of-use assets and operating lease liabilities are reflected on our consolidated balance sheets. The company currently does not have any finance leases. See Note 5 – Leases for additional disclosures related to leases.

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

2.      STOCK-BASED COMPENSATION

In 2004, the Company’s Board of Directors adopted a stock option plan that authorized the reservation of up to 302,500 shares of common stock and provided for the granting of stock options to certain directors, officers and employees. The 2010 Stock Awards and Incentive Plan (the “2010 Plan”) was approved by the Company’s Board of Directors in January 2010 and approved by the stockholders at the Annual Stockholder Meeting in April 2010. The 2010 Plan

authorized the reservation of an additional 700,000 shares of common stock for the granting of stock awards. The options granted to officers and employees are incentive stock options and the options granted to non-employee directors are non-qualified stock options. The purpose of the plan is to afford key employees an incentive to remain in the employment of Southern National and to assist in attracting and retaining of non-employee directors by affording them an opportunity to share in Southern National’s anticipated future success. Under the plan, the option’s price cannot be less than the fair market value of the stock on the grant date. The maximum term of the options is ten years and options granted may be subject to a graded vesting schedule.

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

A summary of the activity in the stock option plan during the six months ended June 30, 2019 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	642,350	$9.77	5.0	$2,219
Forfeited	(2,700)	10.52
Exercised	(19,450)	6.77
Options outstanding, end of period	620,200	$9.86	4.6	$3,383

Exercisable at end of period	478,050	$9.04	3.9	$2,856

Stock-based compensation expense associated with stock options was $22 thousand and $39 thousand for the three months ended June 30, 2019 and 2018, respectively and $43 thousand and $78 thousand for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, unrecognized compensation expense associated with stock options was $50 thousand, which is expected to be recognized over a weighted average period of 1.5 years.

As of June 30, 2019, 48,500 shares of restricted stock were granted at a weighted average exercise price of $14.15 to certain officers of Southern National under the 2017 Plan and are subject to vesting in five years. These shares are included in the total shares outstanding at June 30, 2019. As of June 30, 2019, 2,700 shares of restricted stock granted to certain officers of Southern National under the 2017 Plan were forfeited. Restricted stock compensation expense totaled $141 thousand and $55 thousand for the three months ended June 30, 2019 and 2018, respectively and $224 thousand and $61 thousand for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, unrecognized compensation expense associated with restricted stock was $1.3 million, which is expected to be recognized over a weighted average period of 4.2 years.

3.      INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
June 30, 2019
Residential government-sponsored mortgage-backed securities	$45,594	$331	$(76)	$45,849
Obligations of states and political subdivisions	18,166	427	—	18,593
Corporate securities	2,006	13	—	2,019
Trust preferred securities	2,589	316	(314)	2,591
Residential government-sponsored collateralized mortgage obligations	40,814	214	(48)	40,980
Government-sponsored agency securities	8,597	37	—	8,634
Agency commercial mortgage-backed securities	27,839	154	(14)	27,979
SBA pool securities	17,401	21	(207)	17,215
Total	$163,006	$1,513	$(659)	$163,860

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2018
Residential government-sponsored mortgage-backed securities	$27,945	$—	$(643)	$27,302
Obligations of states and political subdivisions	18,305	30	(280)	18,055
Corporate securities	2,008	1	(1)	2,008
Trust preferred securities	2,589	356	(304)	2,641
Residential government-sponsored collateralized mortgage obligations	44,095	3	(1,041)	43,057
Government-sponsored agency securities	3,247	—	(122)	3,125
Agency commercial mortgage-backed securities	28,069	—	(765)	27,304
SBA pool securities	20,183	10	(308)	19,885
Total	$146,441	$400	$(3,464)	$143,377

The amortized cost, unrecognized gains and losses, and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
June 30, 2019
Residential government-sponsored mortgage-backed securities	$8,957	$19	$(33)	$8,943
Obligations of states and political subdivisions	20,121	176	(10)	20,287
Trust preferred securities	2,471	124	(2)	2,593
Residential government-sponsored collateralized mortgage obligations	4,607	10	(16)	4,601
Government-sponsored agency securities	50,659	100	(502)	50,257
Total	$86,815	$429	$(563)	$86,681

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
December 31, 2018
Residential government-sponsored mortgage-backed securities	$9,699	$4	$(230)	$9,473
Obligations of states and political subdivisions	21,496	85	(147)	21,434
Trust preferred securities	2,610	150	(1)	2,759
Residential government-sponsored collateralized mortgage obligations	6,001	—	(91)	5,910
Government-sponsored agency securities	52,656	—	(3,123)	49,533
Total	$92,462	$239	$(3,592)	$89,109

The amortized cost amounts are net of recognized other than temporary impairment on trust preferred securities.

During the three and six months ended June 30, 2019, $9.8 million and $25.1 million, respectively of available for sale investment securities were purchased.

The fair value and carrying amount, if different, of debt investment securities as of June 30, 2019, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$3,343	$3,366	$4,963	$4,987
Due in five to ten years	11,923	12,061	18,933	18,917
Due after ten years	16,092	16,410	49,355	49,233
Residential government-sponsored mortgage-backed securities	45,594	45,849	8,957	8,943
Residential government-sponsored collateralized mortgage obligations	40,814	40,980	4,607	4,601
Agency commercial mortgage-backed securities	27,839	27,979	—	—
SBA pool securities	17,401	17,215	—	—
Total	$163,006	$163,860	$86,815	$86,681

Investment securities with a carrying amount of approximately $152.6 million and $165.7 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Southern National monitors the portfolio for indicators of other than temporary impairment. At June 30, 2019 and December 31, 2018, certain investment securities’ fair values were below cost. As outlined in the table below, there were investment securities with fair values totaling approximately $97.1 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at June 30, 2019. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these investment securities and it is likely that we will not be required to sell the investment securities before their anticipated recovery, management does not consider these investment securities to be other than temporarily impaired as of June 30, 2019.

The following tables present information regarding investment securities available for sale and held to maturity in a continuous unrealized loss position as of June 30, 2019 and December 31, 2018 by duration of time in a loss position (in thousands):

June 30, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$4,373	$(10)	$14,238	$(66)	$18,611	$(76)
Obligations of states and political subdivisions	—	—	1,006	—	1,006	—
Corporate securities	—	—	—	—	—	—
Trust preferred securities	—	—	795	(314)	795	(314)
Residential government-sponsored collateralized mortgage obligations	475	(7)	8,973	(41)	9,448	(48)
Government-sponsored agency securities	—	—	—	—	—	—
Agency commercial mortgage-backed securities	—	—	6,190	(14)	6,190	(14)
SBA pool securities	—	—	11,575	(207)	11,575	(207)
Total	$4,848	$(17)	$42,777	$(642)	$47,625	$(659)

June 30, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$3,865	$(33)	$3,865	$(33)
Obligations of states and political subdivisions	—	—	3,731	(10)	3,731	(10)
Trust preferred securities	—	—	56	(2)	56	(2)
Residential government-sponsored collateralized mortgage obligations	—	—	3,365	(16)	3,365	(16)
Government-sponsored agency securities	—	—	38,478	(502)	38,478	(502)
Total	$—	$—	$49,495	$(563)	$49,495	$(563)

December 31, 2018	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$393	$(5)	$26,910	$(638)	$27,303	$(643)
Obligations of states and political subdivisions	2,220	(78)	13,385	(202)	15,605	(280)
Corporate securities	1,008	(1)	—	—	1,008	(1)
Trust preferred securities	—	—	795	(304)	795	(304)
Residential government-sponsored collateralized mortgage obligations	—	—	42,598	(1,041)	42,598	(1,041)
Government-sponsored agency securities	—	—	3,125	(122)	3,125	(122)
Agency commercial mortgage-backed securities	—	—	27,304	(765)	27,304	(765)
SBA pool securities	6,009	(70)	10,546	(238)	16,555	(308)
Total	$9,630	$(154)	$124,663	$(3,310)	$134,293	$(3,464)

December 31, 2018	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$8,935	$(230)	$8,935	$(230)
Obligations of states and political subdivisions	3,273	(10)	7,187	(137)	10,460	(147)
Trust preferred securities	—	—	60	(1)	60	(1)
Residential government-sponsored collateralized mortgage obligations	—	—	5,910	(91)	5,910	(91)
Government-sponsored agency securities	—	—	49,532	(3,123)	49,532	(3,123)
Total	$3,273	$(10)	$71,624	$(3,582)	$74,897	$(3,592)

As of June 30, 2019, we owned pooled trust preferred securities as follows:

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings When						Estimated	Deferrals to	Other
	Tranche	Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AA	Aa1	AA	$2,596	$2,413	$2,537	17%	$219
MMCF III B	Senior Sub	A3	WD	Ba1	BBB	59	58	56	45%	4
						2,655	2,471	2,593		$223

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	D	Caa3	D	1,500	1,099	785	31%	$400
ALESCO V C1	Mezzanine	A2	C	Caa1	C	2,150	1,490	1,806	14%	660
						3,650	2,589	2,591		$1,060

Total						$6,305	$5,060	$5,184

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion.
(2)	Pre-tax.

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

We recognized no other than temporary impairment charges during the three and six months ended June 30, 2019 and 2018, respectively.

Changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2019 and 2018 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Losses on	Held to Maturity
For the three months ended June 30, 2019	Available for Sale	Securities	Total
Beginning balance	$(1,563)	$(168)	$(1,731)
Current period other comprehensive income	2,247	3	2,250
Ending balance	$684	$(165)	$519

	Unrealized Holding
	Losses on	Held to Maturity
For the three months ended June 30, 2018	Available for Sale	Securities	Total
Beginning balance	$(2,680)	$(179)	$(2,859)
Current period other comprehensive (loss) income	(662)	2	(660)
Ending balance	$(3,342)	$(177)	$(3,519)

	Unrealized Holding
	Losses on	Held to Maturity
For the six months ended June 30, 2019	Available for Sale	Securities	Total
Beginning balance	$(2,419)	$(170)	$(2,589)
Current-period other comprehensive income	3,103	5	3,108
Ending balance	$684	$(165)	$519

	Unrealized Holding
	Losses on	Held to Maturity
For the six months ended June 30, 2018	Available for Sale	Securities	Total
Beginning balance	$(999)	$(153)	$(1,152)
Amounts reclassified from accumulated other comprehensive loss due to the adoption of ASU 2018-02	(199)	(30)	(229)
Subtotal	(1,198)	(183)	(1,381)
Current period other comprehensive (loss) income	(2,144)	6	(2,138)
Ending balance	$(3,342)	$(177)	$(3,519)

4.      LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Loans secured by real estate:
Commercial real estate - owner occupied	$410,832	$407,031
Commercial real estate - non-owner occupied	561,732	540,698
Secured by farmland	18,629	20,966
Construction and land loans	158,956	146,654
Residential 1-4 family(1)	572,715	565,083
Multi- family residential	82,593	82,516
Home equity lines of credit(1)	117,298	128,225
Total real estate loans	1,922,755	1,891,173

Commercial loans	220,566	255,441
Consumer loans	29,310	32,347
Subtotal	2,172,631	2,178,961
Plus (less) deferred costs (fees) on loans	214	(137)
Loans, net of deferred fees	$2,172,845	$2,178,824

(1)

Includes $15.8 million and $18.3 million of loans as of June 30, 2019 and December 31, 2018, respectively, acquired in the Greater Atlantic Bank (“GAB”) transaction covered under an FDIC loss-share agreement. The agreement covering single family loans expires in December 2019.

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

As part of the GAB acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of GAB’s assets. There were two agreements with the FDIC: one for single family loans which is a 10‑year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5‑year agreement which expired in December 2014. The Bank will continue to share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement related to single family loans; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.” Covered loans totaled $15.8 million and $18.3 million at June 30, 2019 and December 31, 2018, respectively.

Accretable discount on the acquired EVBS, GAB, Prince George’s Federal Savings Bank (“PGFSB”), and the HarVest Bank (“HarVest”) loans totaled $13.3 million and $15.1 million at June 30, 2019 and December 31, 2018, respectively. Accretion associated with the acquired loans held for investment of $972 thousand and $1.1 million was recognized in the three months ended June 30, 2019 and 2018, respectively, and $1.8 million and $2.2 million was recognized in the six months ended June 30, 2019 and 2018, respectively.

For the three acquisitions subsequent to the GAB acquisition noted above, management sold the majority of the purchased credit impaired loans immediately after closing of the acquisition.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

	Total Loans
		Unpaid
	Recorded	Principal	Related
June 30, 2019	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$5,279	$7,019	$—
Commercial real estate - non-owner occupied (2)	4,868	5,011	—
Construction and land development	338	749	—
Commercial loans	5,442	9,052	—
Residential 1-4 family (3)	1,635	4,127	—
Other consumer loans	—	20	—
Total	$17,562	$25,978	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	—	—	—
Construction and land development	—	—	—
Commercial loans	2,771	2,771	600
Residential 1-4 family (3)	1,179	1,463	5
Other consumer loans	—	—	—
Total	$3,950	$4,234	$605
Grand total	$21,512	$30,212	$605

(1)	Recorded investment is after cumulative prior charge offs of $1.3 million. These loans also have aggregate SBA guarantees of $3.2 million.
(2)	Includes loans secured by farmland and multi-family loans.
(3)	Includes home equity lines of credit.

	Total Loans
		Unpaid
	Recorded	Principal	Related
December 31, 2018	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$2,795	$4,777	$—
Commercial real estate - non-owner occupied (2)	171	333	—
Construction and land development	—	336	—
Commercial loans	3,450	6,013	—
Residential 1-4 family (3)	1,591	5,911	—
Other consumer loans	—	—	—
Total	$8,007	$17,370	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	—	—	—
Construction and land development	—	—	—
Commercial loans	2,626	3,276	612
Residential 1-4 family (3)	1,429	1,476	6
Other consumer loans	—	—	—
Total	$4,055	$4,752	$618
Grand total	$12,062	$22,122	$618

(1)	Recorded investment is after cumulative prior charge offs of $1.5 million. These loans also have aggregate SBA guarantees of $3.4 million.
(2)	Includes loans secured by farmland and multi-family loans.
(3)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income recognized for impaired loans recognized by class of loans for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended June 30, 2019	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$5,433	$92
Commercial real estate - non-owner occupied (1)	4,901	100
Construction and land development	357	14
Commercial loans	5,524	98
Residential 1-4 family (2)	1,691	48
Other consumer loans	—	—
Total	$17,906	$352

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	2,787	49
Residential 1-4 family (2)	1,256	20
Other consumer loans	—	—
Total	$4,043	$69
Grand total	$21,949	$421

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended June 30, 2018	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$668	$9
Commercial real estate - non-owner occupied (1)	193	5
Construction and land development	—	—
Commercial loans	5,109	10
Residential 1-4 family (2)	2,894	14
Other consumer loans	21	—
Total	$8,885	$38

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	—	—
Residential 1-4 family (2)	—	—
Other consumer loans	—	—
Total	$—	$—
Grand total	$8,885	$38

________________________________________

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Six Months Ended June 30, 2019	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$5,459	$158
Commercial real estate - non-owner occupied (1)	4,933	137
Construction and land development	362	28
Commercial loans	5,547	109
Residential 1-4 family (2)	1,703	107
Other consumer loans	—	—
Total	$18,004	$539

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	2,819	99
Residential 1-4 family (2)	1,257	38
Other consumer loans	—	—
Total	$4,076	$137
Grand total	$22,080	$676

________________________________________

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Six Months Ended June 30, 2018	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$670	$17
Commercial real estate - non-owner occupied (1)	194	10
Construction and land development	—	—
Commercial loans	5,032	25
Residential 1-4 family (2)	2,733	49
Other consumer loans	21	—
Total	$8,650	$101

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	—	—
Residential 1-4 family (2)	—	—
Other consumer loans	—	—
Total	$—	$—
Grand total	$8,650	$101

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2019 and December 31, 2018 (in thousands):

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
June 30, 2019	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$265	$—	$—	$265	$813	$409,754	$410,832
Commercial real estate - non-owner occupied (1)	915	—	—	915	—	662,039	662,954
Construction and land development	237	—	—	237	—	158,719	158,956
Commercial loans	3,052	157	—	3,209	3,207	214,150	220,566
Residential 1-4 family (2)	2,827	2,170	—	4,997	1,180	683,836	690,013
Other consumer loans	135	14	—	149	—	29,161	29,310
Total	$7,431	$2,341	$—	$9,772	$5,200	$2,157,659	$2,172,631

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
December 31, 2018	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$577	$344	$—	$921	$1,284	$404,826	$407,031
Commercial real estate - non-owner occupied (1)	581	617	—	1,198	—	642,982	644,180
Construction and land development	851	—	—	851	—	145,803	146,654
Commercial loans	319	168	—	487	3,391	251,563	255,441
Residential 1-4 family (2)	5,523	197	—	5,720	2,055	685,533	693,308
Other consumer loans	142	18	—	160	—	32,187	32,347
Total	$7,993	$1,344	$—	$9,337	$6,730	$2,162,894	$2,178,961

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

Nonaccrual loans include SBA guaranteed amounts totaling $3.2 million and $3.4 million at June  30, 2019 and December 31, 2018, respectively.

Activity in the allowance for non-covered loan and lease losses for the three and six months ended June 30, 2019 and 2018 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three Months Ended June 30, 2019	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$816	$1,831	$920	$6,106	$1,170	$253	$778	$11,874
Provision (recovery)	599	56	(118)	(481)	(237)	105	76	—
Charge offs	(782)	—	—	—	(90)	(96)	—	(968)
Recoveries	200	3	—	209	284	11	—	707
Ending balance	$833	$1,890	$802	$5,834	$1,127	$273	$854	$11,613

Three Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$859	$1,550	$804	$5,272	$1,450	$820	$—	$10,755
Provision (recovery)	(113)	(257)	69	1,709	199	(557)	—	1,050
Charge offs	—	—	—	(707)	(95)	(91)	—	(893)
Recoveries	4	—	—	32	25	27	—	88
Ending balance	$750	$1,293	$873	$6,306	$1,579	$199	$—	$11,000

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Six Months Ended June 30, 2019	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$802	$1,669	$821	$7,097	$1,106	$224	$564	$12,283
Provision (recovery)	610	680	(19)	(1,368)	(181)	188	290	200
Charge offs	(782)	(462)	—	(167)	(90)	(156)	—	(1,657)
Recoveries	203	3	—	272	292	17	—	787
Ending balance	$833	$1,890	$802	$5,834	$1,127	$273	$854	$11,613

Six Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$690	$1,321	$692	$4,496	$1,586	$612	$—	$9,397
Provision (recovery)	53	(28)	181	2,540	165	(261)	—	2,650
Charge offs	—	—	—	(937)	(261)	(182)	—	(1,380)
Recoveries	7	—	—	207	89	30	—	333
Ending balance	$750	$1,293	$873	$6,306	$1,579	$199	$—	$11,000

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of June 30, 2019 and December 31, 2018 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
June 30, 2019	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$600	$—	$—	$—	$600
Collectively evaluated for impairment	833	1,890	802	5,234	1,127	273	854	11,013
Total ending allowance	$833	$1,890	$802	$5,834	$1,127	$273	$854	$11,613

Loans:
Individually evaluated for impairment	$5,279	$4,868	$338	$5,442	$1,635	$—	$—	$17,562
Collectively evaluated for impairment	405,553	658,086	158,618	215,124	688,378	29,310	—	2,155,069
Total ending loan balances	$410,832	$662,954	$158,956	$220,566	$690,013	$29,310	$—	$2,172,631

December 31, 2018
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$600	$—	$—	$—	$600
Collectively evaluated for impairment	802	1,669	821	6,497	1,106	224	564	11,683
Total ending allowance	$802	$1,669	$821	$7,097	$1,106	$224	$564	$12,283

Loans:
Individually evaluated for impairment	$2,795	$171	$—	$3,450	$1,591	$—	$—	$8,007
Collectively evaluated for impairment	404,236	644,009	146,654	251,991	691,717	32,347	—	2,170,954
Total ending loan balances	$407,031	$644,180	$146,654	$255,441	$693,308	$32,347	$—	$2,178,961

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

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

As of June  30, 2019, we had two loans in TDRs. One loan was modified in TDRs during the year ending December 31, 2018. One TDR which had been modified in 2013 defaulted in 2015. This loan, in the amount of $655 thousand, was current as of June  30, 2019.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Southern National had no loans classified Doubtful at June  30, 2019 or December 31, 2018.

As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Total Loans
	Special
June 30, 2019	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$3,939	$5,058	$401,835	$410,832
Commercial real estate - non-owner occupied (1)	4,311	181	658,462	662,954
Construction and land development	731	—	158,225	158,956
Commercial loans	3,439	7,173	209,954	220,566
Residential 1-4 family (2)	471	2,583	686,959	690,013
Other consumer loans	132	—	29,178	29,310
Total	$13,023	$14,995	$2,144,613	$2,172,631

	Total Loans
	Special
December 31, 2018	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$6,611	$2,810	$397,610	$407,031
Commercial real estate - non-owner occupied (1)	4,382	189	639,609	644,180
Construction and land development	—	—	146,654	146,654
Commercial loans	2,373	2,689	250,379	255,441
Residential 1-4 family (2)	395	1,982	690,931	693,308
Other consumer loans	142	—	32,205	32,347
Total	$13,903	$7,670	$2,157,388	$2,178,961

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Includes SBA guarantees of $3.2 million and $3.4 million as of June 30, 2019 and December 31, 2018, respectively.

The amount of foreclosed residential real estate property held at June  30, 2019 and December 31, 2018 was $ $1.2 million. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $0.5 million and $1.5 million at June  30, 2019 and December 31, 2018, respectively.

5.      LEASES

The Company leases certain premises and equipment under operating leases. At June 30, 2019, the Company had operating lease liabilities totaling $8.4 million and right-of-use assets totaling $7.9 million related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the three and six months ended June 30, 2019, our net operating lease cost was $693 thousand and $1.3 million, respectively, and was reflected in occupancy expenses on our income statement.

The following table presents other information related to our operating leases:

For the Six Months Ended
(in thousands except for percent and period data)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$2,483
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted-average remaining lease term - operating leases, in years	6.0
Weighted-average discount rate - operating leases	3.0%

The following table summarizes the maturity of remaining lease liabilities:

As of
June 30,
(dollars in thousands)	2019
Lease payments due:
Less than one year	$1,199
One to three years	3,445
Three to five years	2,384
More than five years	2,199
Total lease payments	9,227
Less: lease expense	(842)
Lease liabilities	$8,385

As of June 30, 2019, the Company does not have or expect any operating leases that have not yet commenced or will create additional lease liabilities and right-of-use assets for the Company.

6.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $19.6 million and $19.2 million as of June 30, 2019 and December 31, 2018, respectively.

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

At June 30, 2019 and December 31, 2018, we had unfunded lines of credit and undisbursed construction loan funds totaling $342.0 million and $339.2 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

7.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2019
Basic EPS	$9,319	24,025	$0.39
Effect of dilutive stock options	—	298	(0.01)
Diluted EPS	$9,319	24,323	$0.38

For the three months ended June 30, 2018
Basic EPS	$8,867	24,038	$0.37
Effect of dilutive stock options	—	292	—
Diluted EPS	$8,867	24,330	$0.37

For the six months ended June 30, 2019
Basic EPS	$15,339	24,017	$0.64
Effect of dilutive stock options	—	298	(0.01)
Diluted EPS	$15,339	24,315	$0.63

For the six months ended June 30, 2018
Basic EPS	$17,126	24,000	$0.71
Effect of dilutive stock options	—	282	—
Diluted EPS	$17,126	24,282	$0.71

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$45,849	$—	$45,849	$—
Obligations of states and political subdivisions	18,593	—	18,593	—
Corporate securities	2,019	—	1,019	1,000
Trust preferred securities	2,591	—	2,591	—
Residential government-sponsored collateralized mortgage obligations	40,980	—	40,980	—
Government-sponsored agency securities	8,634	—	8,634	—
Agency commercial mortgage-backed securities	27,979	—	27,979	—
SBA pool securities	17,215	—	17,215	—
Total	$163,860	$—	$162,860	$1,000

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$27,302	$—	$27,302	$—
Obligations of states and political subdivisions	18,055	—	18,055	—
Corporate securities	2,008	—	1,008	1,000
Trust preferred securities	2,641	—	2,641	—
Residential government-sponsored collateralized mortgage obligations	43,057	—	43,057	—
Government-sponsored agency securities	3,125	—	3,125	—
Agency commercial mortgage-backed securities	27,304	—	27,304	—
SBA pool securities	19,885	—	19,885	—
Total	$143,377	$—	$142,377	$1,000

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at June 30, 2019 and December 31, 2018. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired totaled $21.5 million (including SBA guarantees of $3.2 million) as of June 30, 2019 with $605 thousand allocation made to the allowance for loan losses compared to a carrying amount of $12.1 million (including SBA guarantees of $3.4 million) with $618 thousand allocation made to the allowance for loan losses at December 31, 2018.

Assets held for sale

In connection with the merger with EVBS, SNBV acquired four properties that were either former EVBS administrative locations or previously anticipated to be future EVBS administrative locations. Assets held for sale are measured at fair value less cost to sell, based on appraisals conducted by an independent, licensed appraiser outside of the Company using observable market data. If the fair value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. Assets held for sale are measured at fair value on a non-recurring basis and are included in other assets in the consolidated balance sheets. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the consolidated statements of comprehensive income.

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5.0% to 7.6% of collateral valuation at June 30, 2019 and December 31, 2018. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At June 30, 2019 and December 31, 2018, the total amount of OREO was $5.0 million and $5.1 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$5,279	$—	$—	$5,279
Commercial real estate - non-owner occupied (1)	4,868	—	—	4,868
Construction and land development	338	—	—	338
Commercial loans	8,213	—	—	8,213
Residential 1-4 family (2)	2,814	—	—	2,814
Assets held for sale	600	—	—	600
Other real estate owned:
Commercial real estate - owner occupied (1)	908	—	—	908
Construction and land development	2,902	—	—	2,902
Residential 1-4 family (2)	1,231	—	—	1,231

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$2,795	$—	$—	$2,795
Commercial real estate - non-owner occupied (1)	171	—	—	171
Commercial loans	6,076	—	—	6,076
Residential 1-4 family (2)	3,020	—	—	3,020
Assets held for sale	600	—	—	600
Other real estate owned:
Commercial real estate - owner occupied (1)	908	—	—	908
Construction and land development	2,938	—	—	2,938
Residential 1-4 family (2)	1,231	—	—	1,231

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		June 30, 2019		December 31, 2018
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$33,088	$33,088	$28,611	$28,611
Securities available for sale	Level 2 & Level 3	163,860	163,860	143,377	143,377
Securities held to maturity	Level 2	86,815	86,681	92,462	89,109
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	17,364	17,364	19,522	19,522
Equity investment in mortgage affiliate	Level 3	4,405	4,405	3,829	3,829
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	3,305	3,305
Net loans	Level 3	2,161,232	2,139,365	2,166,541	2,134,021
Accrued interest receivable	Level 2 & Level 3	8,818	8,818	8,745	8,745
Financial liabilities:
Demand deposits	Level 2	$696,811	$696,811	$665,640	$665,640
Money market and savings accounts	Level 2	587,627	587,627	506,519	506,519
Certificates of deposit	Level 3	865,988	866,127	925,441	919,175
Securities sold under agreements to repurchase	Level 1	14,319	14,319	18,721	18,721
FHLB short term advances	Level 1	110,640	110,640	163,340	163,340
Junior subordinated debt	Level 2	9,608	13,034	9,584	12,065
Senior subordinated notes	Level 2	47,070	58,785	47,089	57,173
Accrued interest payable	Level 1 & Level 3	4,121	4,121	3,985	3,985

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

9.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of FHLB of Atlanta overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at June 30, 2019 and December 31, 2018 was $14.3 million and $18.7 million, respectively.

10.     JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In connection with our merger with EVBS, the Company assumed $10.3 million (fair value adjustment of $801 thousand) of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of June 30, 2019 and December 31, 2018, the interest rate was 5.36% and 5.73%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At June 30, 2019, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At June 30, 2019, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At June 30, 2019, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $713 thousand.

Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million (fair value adjustment of $1.9 million) in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. At June 30, 2019 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10‑K for the year ended December 31, 2018. Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be attained for any other period.

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

OVERVIEW

SNBV is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its merger with EVBS and the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At June 30, 2019, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

We have administrative offices in Warrenton and Glen Allen, Virginia, and executive offices in Georgetown, Washington, D.C. and Glen Allen, Virginia where senior management is located.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income for the three months ended June 30, 2019 was $9.3 million, or $0.39 basic and $0.38 diluted earnings per share, compared to net income of $8.9 million, or $0.37 basic and diluted earnings per share, for the three months ended June 30, 2018.

The increase in the net income during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily driven by an income tax benefit of $1.2 million in the second quarter of 2019 due to the formal assessment and rebooking of the $5.5 million net operating loss carryforward that was written off in the fourth quarter of 2018. The increase was partially offset by a decrease in net interest income as a result of a rising interest rate environment during 2018.

During the three months ended June 30, 2018, net income was impacted positively by the $1.2 million of accretion income from the acquired loan discounts, $732 thousand of interest income recognized on the payout of a $9.9 million nonaccrual loan, and $250 thousand of income from recoveries of legacy investment securities and loans charged off by EVBS before it merged into Southern National in June of 2017.

Six-Month Comparison. Net income for the six months ended June 30, 2019 was $15.3 million, or $0.64 basic and $0.63 diluted earnings per share, compared to net income of $17.1 million, or $0.71 basic and diluted earnings per share, for the six months ended June 30, 2018.

The decrease in the net income during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily driven by a nonrecurring other loss of $3.2 million and related legal expense of $502 thousand. The decrease was partially offset by an income tax benefit of $1.2 million in the second quarter of 2019 due to the formal assessment and rebooking of the $5.5 million net operating loss carryforward that was written off in the fourth quarter of 2018.

During the six months ended June 30, 2018, the net income was impacted positively by the $2.5 million of accretion income from the acquired loan discounts, $1.7 million of income from recoveries of legacy investment securities and loans charged off by EVBS before it merged into Southern National in June of 2017, and the reduced federal income tax rate of 21% from 34% due to the enactment of the Tax Cuts and Jobs Act of 2017, which became effective on January 1, 2018.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $21.0 million for the three months ended June 30, 2019 compared to $23.2 million for the three months ended June 30, 2018, which was a direct result of the rising costs of funds including deposits and borrowings. Southern National’s net interest margin for the three months ended June 30, 2019 was 3.40% compared to 3.79% for the three months ended June 30, 2018. Total income on interest-earning assets was $30.3 million and $30.0 million for the three months ended June 30, 2019 and 2018, respectively. The yield on average interest-earning assets was 4.93% and 4.86% for the second quarter of 2019 and 2018, respectively. Interest and fees on loans totaled $28.4 million and $27.7 million for the second quarter of 2019 and 2018, respectively. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $156 thousand to net interest income during the three months ended June 30, 2019 compared to $1.2 million during the three months ended June 30, 2018. The decrease in accretion was due to the slowdown in acquired loan prepayments and payoffs. Average loans during the second quarter of 2019 were $2.16 billion compared to $2.14 billion during the second quarter of 2018.

Total interest expense was $9.4 million and $6.5 million for the three months ended June 30, 2019 and 2018, respectively.  Interest on deposits was $7.7 million and $3.8 million for the three months ended June 30, 2019 and 2018, respectively. Total average interest-bearing deposits for the second quarter of 2019 and 2018 were $1.78 billion and $1.56 billion, respectively. The yield on total average interest-bearing deposits was 1.72% and 0.98% for the quarter ended June 30, 2019 and 2018, respectively.  Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, and senior subordinated notes, was $1.8 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively. Total average borrowings were $223.0 million and $451.9 million for the three months ended June 30, 2019 and 2018, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	June 30, 2019			June 30, 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,161,505	$28,378	5.27%	$2,141,966	$27,697	5.19%
Investment securities	248,276	1,627	2.63%	250,573	1,560	2.50%
Other earning assets	55,824	326	2.34%	58,517	426	2.91%
Total earning assets	2,465,605	30,331	4.93%	2,451,056	29,683	4.86%
Allowance for loan losses	(12,488)			(11,172)
Total non-earning assets	266,606			262,974
Total assets	$2,719,723			$2,702,858

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$357,850	$773	0.87%	$327,459	$336	0.41%
Money market accounts	432,927	2,058	1.91%	330,214	619	0.75%
Savings accounts	146,073	115	0.32%	164,421	132	0.32%
Time deposits	848,806	4,709	2.23%	739,673	2,723	1.48%
Total interest-bearing deposits	1,785,656	7,655	1.72%	1,561,767	3,810	0.98%
Borrowings	223,053	1,774	3.19%	451,919	2,699	2.40%
Total interest-bearing liabilities	2,008,709	9,429	1.88%	2,013,686	6,509	1.30%
Noninterest-bearing liabilities:
Demand deposits	331,481			336,849
Other liabilities	22,123			19,248
Total liabilities	2,362,313			2,369,783
Stockholders' equity	357,410			333,075
Total liabilities and stockholders' equity	$2,719,723			$2,702,858
Net interest income		$20,902			$23,172
Interest rate spread			3.05%			3.56%
Net interest margin			3.40%			3.79%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Six-Month Comparison. Net interest income was $41.9 million for the six months ended June 30, 2019 compared to $45.7 million for the six months ended June 30, 2018, which was a direct result of the rising costs of funds including deposits and borrowings. Southern National’s net interest margin for the six months ended June 30, 2019 was 3.41% compared to 3.80% for the six months ended June 30, 2018. Total income on interest-earning assets was $60.6 million and $57.7 million for the six months ended June 30, 2019 and 2018, respectively. The yield on average interest-earning assets was 4.94% and 4.81% for the six months ended June 30, 2019 and 2018, respectively. Interest and fees on loans totaled $56.4 million and $53.6 million for the six months ended June 30, 2019 and 2018, respectively. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $972 thousand to net interest income during the six months ended June 30, 2019 compared to $2.5 million during the six months ended June 30, 2018. The decrease in accretion was due to the slowdown in acquired loan prepayments and payoffs. Average loans during the six months ended June 30, 2019 were $2.16 billion compared to $2.11 billion during the six months ended June 30, 2018.

Total interest expense was $18.8 million and $12.0 million for the six months ended June 30, 2019 and 2018, respectively.  Interest on deposits was $15.1 million and $7.1 million for the six months ended June 30, 2019 and 2018, respectively. Total average interest-bearing deposits for the six months ended June 30, 2019 and 2018 were $1.80 billion and $1.55 billion, respectively. The yield on total average interest-bearing deposits was 1.69% and 0.92% for the six months ended June 30, 2019 and 2018, respectively.  Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, and senior subordinated notes, was $3.7 million and $4.9 million for the six months ended June 30, 2019 and 2018, respectively. Total average borrowings were $218.5 million and $439.0 million for the six months ended June 30, 2019 and 2018, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Six Months Ended
	June 30,
	2019			2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,158,395	$56,352	5.26%	$2,109,109	$53,603	5.14%
Investment securities	242,878	3,207	2.66%	254,083	3,201	2.54%
Other earning assets	73,001	1,011	2.79%	58,401	899	3.10%
Total earning assets	2,474,275	60,570	4.94%	2,421,593	57,703	4.81%
Allowance for loan losses	(12,393)			(10,781)
Total non-earning assets	261,938			259,039
Total assets	$2,723,820			$2,669,851

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$351,925	$1,415	0.81%	$327,427	$652	0.40%
Money market accounts	417,358	3,886	1.88%	336,425	1,179	0.71%
Savings accounts	146,827	230	0.32%	163,786	260	0.32%
Time deposits	887,258	9,585	2.18%	719,453	4,989	1.40%
Total interest-bearing deposits	1,803,368	15,116	1.69%	1,547,091	7,080	0.92%
Borrowings	218,516	3,663	3.38%	439,022	4,949	2.27%
Total interest-bearing liabilities	2,021,884	18,779	1.87%	1,986,113	12,029	1.22%
Noninterest-bearing liabilities:
Demand deposits	325,921			333,095
Other liabilities	20,818			18,861
Total liabilities	2,368,623			2,338,069
Stockholders' equity	355,197			331,782
Total liabilities and stockholders' equity	$2,723,820			$2,669,851
Net interest income		$41,791			$45,674
Interest rate spread			3.06%			3.58%
Net interest margin			3.41%			3.80%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

For the three months ended June 30, 2019 and 2018, the provision for loan losses was zero and $1.1 million, respectively. The provision for loan losses for the six months ended June 30, 2019 and 2018 was $200 thousand and $2.7 million, respectively. Net charge offs for the three and six months ended June 30, 2019 and 2018 was $261 thousand and $870 thousand, respectively, compared to $804 thousand and $1.0 million, respectively for the three and six months ended June 30, 2018.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2019	2018	Change
Account maintenance and deposit service fees	$1,788	$1,375	$413
Income from bank-owned life insurance	385	563	(178)
Equity income from mortgage affiliate	558	191	367
Recoveries related to acquired charged-off loans and investment securities	324	250	74
Other	136	174	(38)
Total noninterest income	$3,191	$2,553	$638

Southern National had noninterest income of $3.2 million and $2.6 million during the second quarter of 2019 and 2018, respectively. Account maintenance and deposit service fees, which totaled $1.8 million for the second quarter of 2019, increased $413 thousand compared to prior year. Income from bank-owned life insurance, which totaled $385 thousand for the second quarter of 2019, decreased $178 thousand compared to $563 thousand of income in the second quarter of 2018. The second quarter decrease was driven by death benefits paid in 2018. Income from the investment in STM totaled $558 thousand during the second quarter of 2019 compared to $191 thousand during the second quarter of 2018. The increase was driven by strengthened management and operational improvements within STM. Other noninterest income, which totaled $324 thousand for the second quarter of 2019, increased $74 thousand when compared to the second quarter of the prior year. For the three months ended June 30, 2019, other noninterest income has benefited, from $324 thousand of recoveries of legacy investment securities and loans charged off by EVBS premerger compared to $243 thousand for the three months ended June 30, 2018.

The following table presents the major categories of noninterest income for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2019	2018	Change
Account maintenance and deposit service fees	$3,475	$2,783	$692
Income from bank-owned life insurance	908	870	38
Equity income (loss) from mortgage affiliate	576	(126)	702
Recoveries related to acquired charged-off loans and investment securities	915	1,733	(818)
Other	379	372	7
Total noninterest income	$6,253	$5,632	$621

Southern National had noninterest income of $6.3 million and $5.6 million during the six months ended June 30, 2019 and 2018, respectively. The $621 thousand increase was primarily driven by an increase of $692 thousand increase in account maintenance and deposit fees and $702 thousand increase in equity income from mortgage affiliate, partially offset by $818 thousand decrease in recoveries related to acquired charged-off loans and investment securities. Income improved on account maintenance and deposit services fee in the current year compared to the prior year. Income from the investment in STM totaled $576 thousand during the six months ended June 30, 2019 compared to the loss of $126 thousand during the six months ended June 30, 2018. The increase was driven by strengthened management and operational improvements within STM. For the six months ended June 30, 2019, other noninterest income has benefited, from $915 thousand of recoveries of legacy investment securities and loans charged off by EVBS premerger compared to $1.7 million for the six months ended June 30, 2018.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2019	2018	Change
Salaries and benefits	$7,144	$7,007	$137
Occupancy expenses	1,801	1,656	145
Furniture and equipment expenses	738	712	26
Amortization of core deposit intangible	362	361	1
Virginia franchise tax expense	563	492	71
Data processing expense	571	464	107
Telephone and communication expense	406	501	(95)
Net gain on other real estate owned	(36)	(40)	4
Professional fees	1,381	839	542
Other operating expenses	962	1,625	(663)
Total noninterest expenses	$13,892	$13,617	$275

Noninterest expense was $13.9 million and $13.6 million during the three months ended June 30, 2019 and 2018, respectively. Employee compensation and benefits expense totaled $7.1 million and $7.0 million for the three months ended June 30, 2019 and 2018, respectively. The increase was due to $350 thousand of separation expense recognized in 2019, partially offset by savings from the reduction in staff completed during 2018. Occupancy expenses and equipment increased $145 thousand from prior year primarily due to improvements made to our branch offices.

The following table presents the major categories of noninterest expense for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2019	2018	Change
Salaries and benefits	$12,956	$13,779	$(823)
Occupancy expenses	3,604	3,306	298
Furniture and equipment expenses	1,448	1,509	(61)
Amortization of core deposit intangible	725	723	2
Virginia franchise tax expense	1,126	856	270
Data processing expense	1,083	930	153
Telephone and communication expense	781	1,095	(314)
Net (gain) loss on other real estate owned	(38)	160	(198)
Professional fees	2,985	1,788	1,197
Other operating expenses	5,512	3,090	2,422
Total noninterest expenses	$30,182	$27,236	$2,946

Noninterest expense was $30.2 million and $27.2 million during the six months ended June 30, 2019 and 2018, respectively. The increase in noninterest expenses was primarily due to a nonrecurring other loss of $3.2 million with related legal expense of $502 thousand during the first quarter of 2019. Employee compensation and benefits expense totaled $13.0 million and $13.8 million for the six months ended June 30, 2019 and 2018, respectively. The decrease was due to a reduction in staffing. Occupancy expenses and equipment increased $298 thousand from prior year primarily due to improvements made to our branch offices. The Company recognized a gain of $38 thousand on the sale of other real estate owned (“OREO”) during the six months ended June 30, 2019 compared to a $160 thousand loss for the six months ended June 30, 2018. Other expenses totaled $8.5 million and $4.2 million for six months ended June 30, 2019 and 2018, respectively.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $2.72 billion and 2.70 billion, respectively as of June 30, 2019 and as of December 31, 2018. Total loans decreased 0.3%, from $2.18 billion at December 31, 2018 to $2.17 billion at June 30, 2019, primarily due to unanticipated large loan payoffs of $50.0 million in the first quarter of 2019, partially offset by growth of $44.0 million during the six months ended June 30, 2019. Total deposits were $2.15 billion at June 30, 2019 compared to $2.10 billion at December 31, 2018 and total equity was $362.8 million and $348.3 million at June 30, 2019 and December 31, 2018, respectively.

Loan Portfolio

Loan demand remains strong in the Company’s markets. Loan growth in the six months ended June 30, 2019 of $44.0 million was offset by $40.0 million in five hospitality loans that paid off due to property sales and under-market rates offered by other financial institutions and a $10.0 million construction loan moved to a competitor on a nonrecourse basis. Additionally, in the first quarter of 2019, $33.9 million of commercial loans were reclassified into loans secured by real estate, upon review and validation of collateral and Call Report codes.

The composition of our loan portfolio consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Loans secured by real estate:
Commercial real estate - owner occupied	$410,832	$407,031
Commercial real estate - non-owner occupied	561,732	540,698
Secured by farmland	18,629	20,966
Construction and land loans	158,956	146,654
Residential 1-4 family	572,715	565,083
Multi-family residential	82,593	82,516
Home equity lines of credit	117,298	128,225
Total real estate loans	1,922,755	1,891,173

Commercial loans	220,566	255,441
Consumer loans	29,310	32,347
Gross loans	2,172,631	2,178,961
Less deferred fees on loans	214	(137)
Loans, net of deferred fees	$2,172,845	$2,178,824

As of June 30, 2019 and December 31, 2018, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Asset Quality

Asset quality remained high during the first six months of 2019. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

Other real estate owned ("OREO") at June 30, 2019 was $5.0 million compared to $5.1 million at December 31, 2018.

Non-covered nonaccrual loans were $1.2 million (excluding $3.2 million of loans fully covered by SBA guarantees) at June 30, 2019 compared to $2.5 million (excluding $3.4 million of loans fully covered by SBA guarantees) as of December 31, 2018. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to total non-covered assets decreased from 0.28% at December 31, 2018 to 0.26% at June 30, 2019.

Southern National’s allowance for loan losses as a percentage of total non-covered loans at June 30, 2019 was 0.54%, compared to 0.57% at December 31, 2018. The allowance for loan losses as a percentage of non-covered non-acquired loans was 0.78% and 0.85% at June 30, 2019 and December 31, 2018, respectively.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

The following table presents a comparison of non-covered nonperforming assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Nonaccrual loans	$5,201	$6,709
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	5,201	6,709
Other real estate owned	5,041	5,077
Total non-covered nonperforming assets	$10,242	$11,786

Troubled debt restructurings	$685	$692
SBA guaranteed amounts included in nonaccrual loans	$3,207	$3,391

Allowance for loan losses to nonperforming loans	223.35%	207.63%
Allowance for loan losses to total non-covered loans	0.54%	0.57%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	0.26%	0.28%

Investment Securities

Investment securities, available for sale and held to maturity, totaled $250.7 million at June 30, 2019 up from $235.8 million at December 31, 2018.

Investment securities in our portfolio as of June 30, 2019 were as follows:

•	residential government-sponsored collateralized mortgage obligations in the amount of $45.6 million;
•	agency residential mortgage-backed securities in the amount $54.8 million;
•	corporate bonds in the amount of $2.0 million;
•	commercial mortgage-backed securities in the amount of $28.0 million;
•	SBA loan pool securities in the amount of $17.2 million;
•	callable agency securities in the amount of $58.9 million;
•	trust preferred securities in the amount of $5.2 million; and
•	municipal bonds in the amount of $38.9 million with a taxable equivalent yield of 3.0% and ratings as of June 30, 2019 as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$6,370	AAA	$7,100
Aa1	11,564	AA+	7,631
Aa2	3,197	AA	11,067
Aa3	1,916	AA-	1,811
A1	1,866	A+	1,024
A2	1,531	A	850
Baa1	1,012	BBB+	1,012
NA	11,424	NA	8,385
Total	$38,880	Total	$38,880

Available for sale investment securities of $25.1 million were purchased during the six months ended June 30, 2019. No investment securities were sold during the first six months of 2019.

At June 30, 2019, we owned pooled trust preferred securities as follows (in thousands):

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
						(in thousands)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AA	Aa1	AA	$2,596	$2,413	$2,537	17%	$219
MMCF III B	Senior Sub	A3	WD	Ba1	BBB	59	58	56	45%	4
						2,655	2,471	2,593		$223

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	D	Caa3	D	1,500	1,099	785	31%	$400
ALESCO V C1	Mezzanine	A2	C	Caa1	C	2,150	1,490	1,806	14%	660
						3,650	2,589	2,591		$1,060

Total						$6,305	$5,060	$5,184

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion.
(2)	Pre-tax.

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

We recognized no other than temporary impairment charges during the six months ended June 30, 2019 and 2018, respectively.

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

During the six months ended June 30, 2019, we funded our financial obligations with deposits, borrowings from the FHLB of Atlanta and the proceeds from issuance of the SNBV Senior Subordinated Notes in January 2018.  At June 30, 2019, we had $342.0 million of unfunded commitments. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the Company and the Bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required for Capital		To Be Categorized as
	Actual		Adequacy Purposes (1)		Well Capitalized (2)
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southern National
Common equity tier 1 capital ratio	$250,475	12.00%	$93,928	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	260,475	12.48%	125,238	6.00%	n/a	n/a
Total risk-based capital ratio	319,088	15.29%	166,984	8.00%	n/a	n/a
Leverage ratio	260,475	9.93%	104,929	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$295,654	14.08%	$95,495	4.50%	$137,938	6.50%
Tier 1 risk-based capital ratio	295,654	14.08%	127,327	6.00%	169,769	8.00%
Total risk-based capital ratio	307,267	14.63%	169,769	8.00%	212,212	10.00%
Leverage ratio	295,654	11.27%	104,359	4.00%	106,106	5.00%

December 31, 2018
Southern National
Common equity tier 1 capital ratio	$239,554	11.57%	$93,135	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	249,554	12.06%	124,180	6.00%	n/a	n/a
Total risk-based capital ratio	308,838	14.92%	165,573	8.00%	n/a	n/a
Leverage ratio	249,554	9.57%	104,338	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$288,018	13.64%	$95,020	4.50%	$137,251	6.50%
Tier 1 risk-based capital ratio	288,018	13.64%	126,693	6.00%	168,924	8.00%
Total risk-based capital ratio	300,301	14.22%	168,924	8.00%	211,156	10.00%
Leverage ratio	288,018	11.03%	104,420	4.00%	105,578	5.00%

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

The following tables are based on an analysis prepared by FTN Financial setting forth an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 200 basis points, measured in 100 basis point increments) as of June  30, 2019 and as of December 31, 2018. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 100 and 200 basis point decrease in interest rates at June  30, 2019 and December 31, 2018.

	Sensitivity of Economic Value of Equity
	As of June 30, 2019
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)
Up 400	$344,880	$(22,904)	(6.23)%	12.66%	95.01%
Up 300	352,084	(15,700)	(4.27)%	12.93%	97.00%
Up 200	359,580	(8,204)	(2.23)%	13.20%	99.06%
Up 100	365,474	(2,310)	(0.63)%	13.42%	100.68%
Base	367,784	—	—%	13.50%	101.32%
Down 100	333,464	(34,320)	(9.33)%	12.24%	91.87%
Down 200	292,700	(75,084)	(20.42)%	10.75%	80.64%

	Sensitivity of Economic Value of Equity
	As of December 31, 2018
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)
Up 400	$338,853	$(33,298)	(8.95)%	12.54%	97.03%
Up 300	347,409	(24,742)	(6.65)%	12.85%	99.48%
Up 200	356,429	(15,722)	(4.22)%	13.19%	102.07%
Up 100	362,312	(9,839)	(2.64)%	13.40%	103.75%
Base	372,151	—	0.00%	13.77%	106.57%
Down 100	341,397	(30,754)	(8.26)%	12.63%	97.76%
Down 200	303,809	(68,342)	(18.36)%	11.24%	87.00%

Our interest rate sensitivity is also monitored by management through the use of a model run by FTN Financial that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June  30, 2019 and December 31, 2018 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our Asset/Liability Risk Management Policy guidelines at June  30, 2019 and December 31, 2018.

	Sensitivity of Net Interest Income
	As of June 30, 2019
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$97,048	$8,768	3.88%	0.31%
Up 300	94,905	6,625	3.80%	0.23%
Up 200	92,753	4,473	3.73%	0.16%
Up 100	90,785	2,505	3.66%	0.09%
Base	88,280	—	3.57%	—%
Down 100	87,816	(464)	3.56%	(0.01)%
Down 200	87,641	(639)	3.56%	(0.01)%

	Sensitivity of Net Interest Income
	As of December 31, 2018
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$101,121	$9,785	4.05%	0.35%
Up 300	97,784	6,448	3.97%	0.23%
Up 200	96,305	4,969	3.88%	0.16%
Up 100	93,719	2,383	3.78%	0.07%
Base	91,336	—	3.70%	—%
Down 100	91,719	383	3.72%	0.04%
Down 200	91,165	(171)	3.70%	0.03%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Southern National or Sonabank as of June  30, 2019.

ITEM 1A – RISK FACTORS

As of June  30, 2019, there have been no material changes to the risk factors faced by Southern National from those previously disclosed on our Annual Report on Form 10‑K for the year ended December 31, 2018.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

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

10.2+

Amendment to Employment Agreement, dated as of April 18, 2019, by and between Georgia S. Derrico and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.1 to Southern National’s Current Report on Form 8‑K filed on April 24,2019)

10.3+

Amendment to Employment Agreement, dated as of April 18, 2019, by and between R. Roderick Porter and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.2 to Southern National’s Current Report on Form 8‑K filed on April 24,2019)

10.4+

Supplemental Executive Retirement Plan, dated as of April 2, 2018, by and between Sonabank and Georgia S. Derrico (incorporated herein by reference to Exhibit 10.3 to Southern National’s Current report on Form 8-K filed April 24, 2019)

10.5+

Supplemental Executive Retirement Plan, dated as of April 2, 2018, by and between Sonabank and R. Roderick Porter (incorporated herein by reference to Exhibit 10.4 to Southern National’s Current report on Form 8-K filed April 24, 2019)

10.6+

Supplemental Executive Retirement Plan, dated as of April 2, 2018, by and between Sonabank and Joe A. Shearin (incorporated herein by reference to Exhibit 10.5 to Southern National’s Current report on Form 8-K filed April 24, 2019)

10.7+

Termination Agreement between Southern National Bancorp of Virginia, Inc., Sonabank and Jeffrey H. Culver, dated as of June 20, 2019 (incorporated herein by reference to Exhibit 10.2 to Southern National’s Current Report on Form 8‑K filed on June 21, 2019)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Southern National Bancorp of Virginia, Inc. Quarterly Report on Form 10‑Q for the quarter ended June  30, 2019, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

+     Management contract or compensatory plan or arrangement

*      Filed with this Quarterly Report on Form 10‑Q

**    Furnished with this Quarterly Report on Form 10‑Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

August 8, 2019	/s/ Joe A. Shearin
(Date)	Joe A. Shearin,
Chief Executive Officer
(Principal Executive Officer)

August 8, 2019	/s/ Jeffrey L. Karafa
(Date)	Jeffrey L. Karafa,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)