Form 10-Q
period 2019-09-30
Southern National Bancorp of Virginia Inc
filed 2019-11-07
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Yes ☐ No ☒

As of November 1, 2019, there were 24,181,534 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

September 30, 2019

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)	*
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$5,147	$6,939
Interest-bearing deposits in other financial institutions	43,425	20,877
Federal funds sold	—	795
Total cash and cash equivalents	48,572	28,611

Securities available for sale, at fair value	163,344	143,377

Securities held to maturity, at amortized cost (fair value of $79,128 and $89,109, respectively)	78,790	92,462

Total loans	2,141,385	2,178,824
Less allowance for loan losses	(11,201)	(12,283)
Net loans	2,130,184	2,166,541
Stock in Federal Reserve Bank and Federal Home Loan Bank	14,602	19,522
Equity investment in mortgage affiliate	5,003	3,829
Preferred investment in mortgage affiliate	3,305	3,305
Bank premises and equipment, net	31,265	32,352
Operating lease right-of-use assets	8,374	—
Goodwill	101,954	101,954
Core deposit intangibles, net	7,532	8,609
Bank-owned life insurance	63,452	62,495
Other real estate owned	5,835	5,077
Deferred tax assets, net	14,319	14,104
Other assets	22,384	19,057
Total assets	$2,698,915	$2,701,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$343,686	$320,043
Interest-bearing deposits:
NOW accounts	368,354	345,597
Money market accounts	458,737	355,469
Savings accounts	146,119	151,050
Time deposits	861,842	925,441
Total interest-bearing deposits	1,835,052	1,777,557
Total deposits	2,178,738	2,097,600

Securities sold under agreements to repurchase - short term	14,355	18,721
Federal Home Loan Bank (FHLB) advances - short term	45,640	163,340
Junior subordinated debt - long term	9,620	9,584
Senior subordinated notes - long term	47,061	47,089
Operating lease liabilities	8,830	—
Other liabilities	24,041	16,671
Total liabilities	2,328,285	2,353,005
Commitments and contingencies (See Note 6)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,171,776 and 24,052,253 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	241	240
Additional paid in capital	306,609	305,654
Retained earnings	62,674	44,985
Accumulated other comprehensive income (loss)	1,106	(2,589)
Total stockholders' equity	370,630	348,290
Total liabilities and stockholders' equity	$2,698,915	$2,701,295

* Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans	$28,340	$27,952	$84,692	$81,554
Interest and dividends on taxable securities	1,375	1,438	4,275	4,320
Interest and dividends on tax exempt securities	145	158	453	477
Interest and dividends on other earning assets	614	493	1,748	1,372
Interest on federal funds sold	—	13	2	34
Total interest and dividend income	30,474	30,054	91,170	87,757
Interest expense:
Interest on deposits	8,001	4,993	23,117	12,073
Interest on repurchase agreements	20	24	65	70
Interest on junior subordinated debt	158	150	458	425
Interest on senior subordinated notes	711	713	2,135	2,136
Interest on other borrowings	569	1,586	2,464	4,791
Total interest expense	9,459	7,466	28,239	19,495
Net interest income	21,015	22,588	62,931	68,262
Provision for loan losses	150	1,050	350	3,700
Net interest income after provision for loan losses	20,865	21,538	62,581	64,562

Noninterest income:
Account maintenance and deposit service fees	1,837	1,398	5,312	4,181
Income from bank-owned life insurance	392	593	1,300	1,463
Equity gain (loss) from mortgage affiliate	599	(72)	1,175	(198)
Recoveries related to acquired charged-off loans and investment securities	145	667	1,060	2,392
Other	1	52	380	432
Total noninterest income	2,974	2,638	9,227	8,270

Noninterest expenses:
Salaries and benefits	6,567	7,080	19,523	20,859
Occupancy expenses	968	1,660	4,572	4,966
Furniture and equipment expenses	514	620	1,962	2,129
Amortization of core deposit intangible	352	360	1,077	1,083
Virginia franchise tax expense	563	491	1,689	1,347
Data processing expense	622	475	1,704	1,405
Telephone and communication expense	477	465	1,258	1,560
Net (gain) loss on other real estate owned	—	(99)	(38)	61
Professional fees	673	370	2,576	1,228
Other operating expenses	1,878	1,693	8,473	5,713
Total noninterest expenses	12,614	13,115	42,796	40,351
Income before income taxes	11,225	11,061	29,012	32,481
Income tax expense	2,361	2,200	4,809	6,494
Net income	$8,864	$8,861	$24,203	$25,987
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$740	$(846)	$4,668	$(3,559)
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	4	4	10	10
Net unrealized gain (loss)	744	(842)	4,678	(3,549)
Tax effect	157	(177)	983	(746)
Other comprehensive income (loss)	587	(665)	3,695	(2,803)
Comprehensive income	$9,451	$8,196	27,898	23,184
Earnings per share, basic	$0.37	$0.37	$1.01	$1.08
Earnings per share, diluted	$0.36	$0.36	$0.99	$1.07

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30, 2019
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - June 30, 2019	$241	$306,049	$55,983	$519	$362,792
Net income	—	—	8,864	—	8,864
Changes in other comprehensive income on investment securities (net of tax, $157, and accretion of $4)	—	—	—	587	587
Dividends on common stock ($0.09 per share)	—	—	(2,173)	—	(2,173)
Issuance of common stock under Stock Incentive Plan (54,450 shares, net)	—	475	—	—	475
Stock-based compensation expense	—	85	—	—	85
Balance - September 30, 2019	$241	$306,609	$62,674	$1,106	$370,630

	For the Three Months Ended September 30, 2018
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance - June 30, 2018	$240	$305,460	$32,269	$(3,519)	$334,450
Net income	—	—	8,861	—	8,861
Changes in other comprehensive loss on investment securities (net of tax, $177, and accretion of $4)	—	—	—	(665)	(665)
Dividends on common stock ($0.08 per share)	—	—	(1,925)	—	(1,925)
Issuance of common stock under Stock Incentive Plan (5,300 shares, net)	—	(35)	—	—	(35)
Stock-based compensation expense	—	158	—	—	158
Balance - September 30, 2018	$240	$305,583	$39,205	$(4,184)	$340,844

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands, except per share amounts) (Unaudited)

	For the Nine Months Ended September 30, 2019
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2018	$240	$305,654	$44,985	$(2,589)	$348,290
Net income	—	—	24,203	—	24,203
Changes in other comprehensive income on investment securities (net of tax, $983, and accretion of $10)	—	—	—	3,695	3,695
Dividends on common stock ($0.27 per share)	—	—	(6,514)	—	(6,514)
Issuance of common stock under Stock Incentive Plan (73,900 shares, net)	1	603	—	—	604
Stock-based compensation expense	—	352	—	—	352
Balance - September 30, 2019	$241	$306,609	$62,674	$1,106	$370,630

	For the Nine Months Ended September 30, 2018
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2017	$239	$304,932	$18,753	$(1,152)	$322,772
Net income	—	—	25,987	—	25,987
Changes in other comprehensive loss on investment securities (net of tax, $746, and accretion of $10)	—	—	—	(2,803)	(2,803)
Dividends on common stock ($0.24 per share)	—	—	(5,764)	—	(5,764)
Issuance of common stock under Stock Incentive Plan (115,300 shares, net)	1	324	—	—	325
Reclassification from accumulated other comprehensive loss to retained earnings due to adoption of ASU 2018-02	—	—	229	(229)	—
Stock-based compensation expense	—	327	—	—	327
Balance - September 30, 2018	$240	$305,583	$39,205	$(4,184)	$340,844

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands) (Unaudited)

	2019	2018
Operating activities:
Net income	$24,203	$25,987
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	4,526	5,526
Amortization of operating lease right-of-use assets	1,901	—
Accretion of loan discount	(2,689)	(3,673)
Amortization of FDIC indemnification asset	531	527
Provision for loan losses	350	3,700
Earnings on bank-owned life insurance	(1,300)	(1,113)
Equity (gain) loss on mortgage affiliate	(1,175)	198
Stock-based compensation expense	352	327
Gain on bank-owned life insurance death benefit	—	(350)
(Gain) loss on other real estate owned	(38)	61
Provision for deferred income taxes	(1,197)	—
Net (increase) decrease in other assets	(3,642)	979
Net increase (decrease) in other liabilities	5,710	(407)
Net cash and cash equivalents provided by operating activities	27,532	31,762
Investing activities:
Purchases of held to maturity investment securities	(10,233)	—
Purchases of available for sale investment securities	(35,082)	—
Proceeds from paydowns, maturities and calls of available for sale investment securities	18,151	11,073
Proceeds from paydowns, maturities and calls of held to maturity investment securities	23,685	4,701
Sales of FRB and FHLB stock	4,920	3,905
Net (increase) decrease in loans	37,883	(97,621)
Purchase of bank-owned life insurance	—	(12,000)
Proceeds from bank-owned life insurance death benefit	343	1,574
Proceeds from sales of other real estate owned, net of improvements	93	1,927
Proceeds from sales of bank premise and equipment and assets held for sale	—	2,136
Purchases of bank premises and equipment	(504)	(2,045)
Net cash and cash equivalents provided by (used in) investing activities	39,256	(86,350)
Financing activities:
Net increase in deposits	81,149	158,564
Cash dividends paid on common stock	(6,514)	(5,764)
Issuance of common stock under Stock Incentive Plan	604	325
Net decrease in short-term borrowings	(122,066)	(89,537)
Net cash and cash equivalents provided by (used in) financing activities	(46,827)	63,588
Increase in cash and cash equivalents	19,961	9,000
Cash and cash equivalents at beginning of period	28,611	25,463
Cash and cash equivalents at end of period	$48,572	$34,463
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$27,097	$18,140
Income taxes	3,467	6,672
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	8,615	—
Initial recognition of operating lease liabilities	9,099	—

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2019

1.      ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV” or the “Company”) is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank” or the “Bank”) a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its merger with Eastern Virginia Bankshares, Inc. (“EVBS”) and the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At September 30, 2019, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Southern National’s Form 10-K for the year ended December 31, 2018.

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

New Accounting Standards Not Yet Adopted:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” ("CECL") model requiring the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Southern National engaged a third-party to collect data that was needed to produce historical inputs into any models created as a result of adopting this ASU. We are in the process of validating our models. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

In August 2018, FASB issued ASU 2018-13, Fair Value measurement (Topic 820). This ASU adds, eliminates and modifies certain disclosure requirements for fair value measurements. The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The disclosures are effective using the prospective method for certain disclosures and retrospective for a majority of the disclosures. Southern National is currently in the process of evaluating the impact of adopting the new guidance on its consolidated financial statements and disclosures.

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

A summary of the activity in the stock option plan during the nine months ended September 30, 2019 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	642,350	$9.77	5.0	$2,219
Forfeited	(2,700)	10.52
Exercised	(73,900)	8.20
Options outstanding, end of period	565,750	$9.97	4.5	$3,068

Exercisable at end of period	565,750	$9.11	3.8	$2,552

Stock-based compensation expense associated with stock options was $12 thousand and $21 thousand for the three months ended September 30, 2019 and 2018, respectively, and $55 thousand and $99 thousand for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, unrecognized compensation expense associated with stock options was $38 thousand, which is expected to be recognized over a weighted average period of 1.5 years.

As of September 30, 2019, 48,500 shares of restricted stock were granted at a weighted average exercise price of $14.15 to certain officers of Southern National under the 2017 Plan and are subject to vesting in five years. These shares are included as shares outstanding at September 30, 2019 in the consolidated balance sheet. As of September 30, 2019, 2,700 shares of restricted stock granted to certain officers of Southern National under the 2017 Plan were forfeited. Restricted stock compensation expense totaled $73 thousand and $137 thousand for the three months ended September 30, 2019 and 2018, respectively, and $297 thousand and $228 thousand for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, unrecognized compensation expense associated with restricted stock was $1.2 million, which is expected to be recognized over a weighted average period of 4.0 years.

3.      INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
September 30, 2019
Residential government-sponsored mortgage-backed securities	$41,131	$561	$(17)	$41,675
Obligations of states and political subdivisions	17,100	588	—	17,688
Corporate securities	2,005	12	—	2,017
Trust preferred securities	2,530	283	(245)	2,568
Residential government-sponsored collateralized mortgage obligations	38,702	346	(31)	39,017
Government-sponsored agency securities	16,823	61	—	16,884
Agency commercial mortgage-backed securities	27,709	253	(21)	27,941
SBA pool securities	15,740	21	(207)	15,554
Total	$161,740	$2,125	$(521)	$163,344

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2018
Residential government-sponsored mortgage-backed securities	$27,945	$—	$(643)	$27,302
Obligations of states and political subdivisions	18,305	30	(280)	18,055
Corporate securities	2,008	1	(1)	2,008
Trust preferred securities	2,589	356	(304)	2,641
Residential government-sponsored collateralized mortgage obligations	44,095	3	(1,041)	43,057
Government-sponsored agency securities	3,247	—	(122)	3,125
Agency commercial mortgage-backed securities	28,069	—	(765)	27,304
SBA pool securities	20,183	10	(308)	19,885
Total	$146,441	$400	$(3,464)	$143,377

The amortized cost, unrecognized gains and losses, and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
September 30, 2019
Residential government-sponsored mortgage-backed securities	$18,766	$57	$(55)	$18,768
Obligations of states and political subdivisions	19,381	190	—	19,571
Trust preferred securities	2,402	91	(3)	2,490
Residential government-sponsored collateralized mortgage obligations	3,864	13	(9)	3,868
Government-sponsored agency securities	34,377	136	(82)	34,431
Total	$78,790	$487	$(149)	$79,128

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
December 31, 2018
Residential government-sponsored mortgage-backed securities	$9,699	$4	$(230)	$9,473
Obligations of states and political subdivisions	21,496	85	(147)	21,434
Trust preferred securities	2,610	150	(1)	2,759
Residential government-sponsored collateralized mortgage obligations	6,001	—	(91)	5,910
Government-sponsored agency securities	52,656	—	(3,123)	49,533
Total	$92,462	$239	$(3,592)	$89,109

During the three and nine months ended September 30, 2019, $10.0 million and $35.1 million, respectively, of available for sale investment securities were purchased. Held to maturity investment securities of $10.2 million were purchased during the three and nine months ended September 30, 2019. No investment securities were sold during the first nine months of 2019.

The fair value and carrying amount, if different, of debt investment securities as of September 30, 2019, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$2,332	$2,366	$5,484	$5,553
Due in five to ten years	11,912	12,074	17,729	17,768
Due after ten years	24,214	24,717	32,947	33,171
Residential government-sponsored mortgage-backed securities	41,131	41,675	18,767	18,768
Residential government-sponsored collateralized mortgage obligations	38,702	39,017	3,863	3,868
Agency commercial mortgage-backed securities	27,709	27,941	—	—
SBA pool securities	15,740	15,554	—	—
Total	$161,740	$163,344	$78,790	$79,128

Investment securities with a carrying amount of approximately $128.9 million and $165.7 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Southern National monitors the portfolio for indicators of other than temporary impairment. At September 30, 2019 and December 31, 2018, certain investment securities’ fair values were below cost. As outlined in the table below, there were investment securities with fair values totaling approximately $66.3 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at September 30, 2019. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these investment securities and it is likely that we will not be required to sell the investment securities before their anticipated recovery, management does not consider these investment securities to be other than temporarily impaired as of September 30, 2019.

The following tables present information regarding investment securities available for sale and held to maturity in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018 by duration of time in a loss position (in thousands):

September 30, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$2,952	$(2)	$1,809	$(15)	$4,761	$(17)
Trust preferred securities	—	—	795	(245)	795	(245)
Residential government-sponsored collateralized mortgage obligations	1,946	(9)	4,918	(22)	6,864	(31)
Agency commercial mortgage-backed securities	2,931	(5)	3,151	(16)	6,082	(21)
SBA pool securities	1,261	(1)	10,304	(206)	11,565	(207)
Total	$9,090	$(17)	$20,977	$(504)	$30,067	$(521)

September 30, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$11,545	$(46)	$1,543	$(9)	$13,088	$(55)
Trust preferred securities	—	—	55	(3)	55	(3)
Residential government-sponsored collateralized mortgage obligations	1,164	(3)	1,055	(6)	2,219	(9)
Government-sponsored agency securities	—	—	20,912	(82)	20,912	(82)
Total	$12,709	$(49)	$23,565	$(100)	$36,274	$(149)

December 31, 2018	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$393	$(5)	$26,910	$(638)	$27,303	$(643)
Obligations of states and political subdivisions	2,220	(78)	13,385	(202)	15,605	(280)
Corporate securities	1,008	(1)	—	—	1,008	(1)
Trust preferred securities	—	—	795	(304)	795	(304)
Residential government-sponsored collateralized mortgage obligations	—	—	42,598	(1,041)	42,598	(1,041)
Government-sponsored agency securities	—	—	3,125	(122)	3,125	(122)
Agency commercial mortgage-backed securities	—	—	27,304	(765)	27,304	(765)
SBA pool securities	6,009	(70)	10,546	(238)	16,555	(308)
Total	$9,630	$(154)	$124,663	$(3,310)	$134,293	$(3,464)

December 31, 2018	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$8,935	$(230)	$8,935	$(230)
Obligations of states and political subdivisions	3,273	(10)	7,187	(137)	10,460	(147)
Trust preferred securities	—	—	60	(1)	60	(1)
Residential government-sponsored collateralized mortgage obligations	—	—	5,910	(91)	5,910	(91)
Government-sponsored agency securities	—	—	49,532	(3,123)	49,532	(3,123)
Total	$3,273	$(10)	$71,624	$(3,582)	$74,897	$(3,592)

As of September 30, 2019, we owned pooled trust preferred securities as follows:

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings When						Estimated	Deferrals to	Other
	Tranche	Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa1	AA	$2,517	$2,344	$2,435	17%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	WD	59	58	55	45%	4
						$2,576	$2,402	$2,490		$223

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	WD	$1,500	$1,040	$795	28%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,773	15%	660
						$3,650	$2,530	$2,568		$1,060

Total						$6,226	$4,932	$5,058
(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion.
(2)	Pre-tax.

Each of these investment securities has been evaluated for other than temporary impairment. In performing a detailed cash flow analysis of each investment security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. The cash flow analyses performed included the following assumptions:

●	0.5% of the remaining performing collateral will default or defer per annum.
●	Recoveries of 9% with a two year lag on all defaults and deferrals.
●	No prepayments for 10 years and then 1% per annum for the remaining life of the investment security.
●	Our investment securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized no other than temporary impairment charges during the three and nine months ended September 30, 2019 and 2018, respectively.

Changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2019 and 2018 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains on	Held to Maturity
For the three months ended September 30, 2019	Available for Sale	Securities	Total
Beginning balance	$684	$(165)	$519
Current period other comprehensive income	585	2	587
Ending balance	$1,269	$(163)	$1,106

	Unrealized Holding
	Losses on	Held to Maturity
For the three months ended September 30, 2018	Available for Sale	Securities	Total
Beginning balance	$(3,342)	$(177)	$(3,519)
Current period other comprehensive (loss) income	(667)	2	(665)
Ending balance	$(4,009)	$(175)	$(4,184)

	Unrealized Holding
	Gains (Losses) on	Held to Maturity
For the nine months ended September 30, 2019	Available for Sale	Securities	Total
Beginning balance	$(2,419)	$(170)	$(2,589)
Current-period other comprehensive income	3,688	7	3,695
Ending balance	$1,269	$(163)	$1,106

	Unrealized Holding
	Losses on	Held to Maturity
For the nine months ended September 30, 2018	Available for Sale	Securities	Total
Beginning balance	$(999)	$(153)	$(1,152)
Amounts reclassified from accumulated other comprehensive loss due to the adoption of ASU 2018-02	(199)	(30)	(229)
Subtotal	(1,198)	(183)	(1,381)
Current period other comprehensive (loss) income	(2,811)	8	(2,803)
Ending balance	$(4,009)	$(175)	$(4,184)

4.      LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Loans secured by real estate:
Commercial real estate - owner occupied	$399,105	$407,031
Commercial real estate - non-owner occupied	542,909	540,698
Secured by farmland	17,504	20,966
Construction and land loans	162,458	146,654
Residential 1-4 family(1)	574,935	565,083
Multi- family residential	82,626	82,516
Home equity lines of credit(1)	112,801	128,225
Total real estate loans	1,892,338	1,891,173

Commercial loans	220,707	255,441
Consumer loans	28,075	32,347
Subtotal	2,141,120	2,178,961
Plus (less) deferred costs (fees) on loans	265	(137)
Loans, net of deferred fees	$2,141,385	$2,178,824
(1)	Includes $13.8 million and $18.3 million of loans as of September 30, 2019 and December 31, 2018, respectively, acquired in the Greater Atlantic Bank (“GAB”) transaction covered under an FDIC loss-share agreement. The agreement covering single family loans expires in December 2019.

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

As part of the GAB acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of GAB’s assets. There were two agreements with the FDIC: one for single family loans which is a 10-year agreement expiring in December 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014. The Bank will continue to share in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement related to single family loans; we refer to these assets collectively as “covered assets.”  Loans that are not covered in the loss sharing agreement are referred to as “non-covered loans.” Covered loans totaled $13.8 million and $18.3 million at September 30, 2019 and December 31, 2018, respectively.

Accretable discount on the acquired EVBS, GAB, Prince George’s Federal Savings Bank (“PGFSB”), and the HarVest Bank (“HarVest”) loans totaled $12.4 million and $15.1 million at September 30, 2019 and December 31, 2018, respectively. Accretion associated with the acquired loans held for investment of $901 thousand and $1.1 million was recognized in the three months ended September 30, 2019 and 2018, respectively, and $2.7 million and $3.7 million was recognized in the nine months ended September 30, 2019 and 2018, respectively.

For the three acquisitions subsequent to the GAB acquisition noted above, management sold the majority of the purchased credit impaired loans immediately after closing of the acquisition.

Impaired loans for the covered and non-covered portfolios were as follows (in thousands):

	Total Loans
		Unpaid
	Recorded	Principal	Related
September 30, 2019	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$4,419	$5,938	$—
Commercial real estate - non-owner occupied (2)	4,676	4,951	—
Construction and land development	356	783	—
Commercial loans	5,466	8,990	—
Residential 1-4 family (3)	1,588	4,059	—
Other consumer loans	—	20	—
Total	$16,505	$24,741	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	—	—	—
Construction and land development	—	—	—
Commercial loans	2,699	2,726	900
Residential 1-4 family (3)	294	490	2
Other consumer loans	—	—	—
Total	$2,993	$3,216	$902
Grand total	$19,498	$27,957	$902
(1)	Recorded investment is after cumulative prior charge offs of $1.1 million. These loans also have aggregate SBA guarantees of $3.3 million.
(2)	Includes loans secured by farmland and multi-family loans.
(3)	Includes home equity lines of credit.

	Total Loans
		Unpaid
	Recorded	Principal	Related
December 31, 2018	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$2,795	$4,777	$—
Commercial real estate - non-owner occupied (2)	171	333	—
Construction and land development	—	336	—
Commercial loans	3,450	6,013	—
Residential 1-4 family (3)	1,591	5,911	—
Other consumer loans	—	—	—
Total	$8,007	$17,370	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	—	—	—
Construction and land development	—	—	—
Commercial loans	2,626	3,276	612
Residential 1-4 family (3)	1,429	1,476	6
Other consumer loans	—	—	—
Total	$4,055	$4,752	$618
Grand total	$12,062	$22,122	$618
(1)	Recorded investment is after cumulative prior charge offs of $1.5 million. These loans also have aggregate SBA guarantees of $3.4 million.
(2)	Includes loans secured by farmland and multi-family loans.
(3)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income recognized for impaired loans recognized by class of loans for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended September 30, 2019	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$4,562	$69
Commercial real estate - non-owner occupied (1)	4,718	69
Construction and land development	379	15
Commercial loans	5,552	54
Residential 1-4 family (2)	1,645	41
Other consumer loans	—	—
Total	$16,856	$248

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	2,760	48
Residential 1-4 family (2)	345	(13)
Other consumer loans	—	—
Total	$3,105	$35
Grand total	$19,961	$283

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended September 30, 2018	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$663	$9
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	4,849	12
Residential 1-4 family (2)	1,821	22
Other consumer loans	19	—
Total	$7,352	$43

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	—	—
Residential 1-4 family (2)	—	—
Other consumer loans	—	—
Total	$—	$—
Grand total	$7,352	$43

________________________________________

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Nine Months Ended September 30, 2019	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$4,612	$227
Commercial real estate - non-owner occupied (1)	4,774	206
Construction and land development	396	43
Commercial loans	5,604	163
Residential 1-4 family (2)	1,665	148
Other consumer loans	—	—
Total	$17,051	$787

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	2,799	147
Residential 1-4 family (2)	345	25
Other consumer loans	—	—
Total	$3,144	$172
Grand total	$20,195	$959

________________________________________

(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Nine Months Ended September 30, 2018	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$663	$26
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	4,732	31
Residential 1-4 family (2)	2,005	52
Other consumer loans	21	—
Total	$7,421	$109

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	—	—
Residential 1-4 family (2)	—	—
Other consumer loans	—	—
Total	$—	$—
Grand total	$7,421	$109
(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2019 and December 31, 2018 (in thousands):

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
September 30, 2019	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$115	$—	$—	$115	$189	$398,801	$399,105
Commercial real estate - non-owner occupied (1)	423	406	—	829	—	642,210	643,039
Construction and land development	110	—	—	110	—	162,348	162,458
Commercial loans	2,768	14	—	2,782	3,309	214,616	220,707
Residential 1-4 family (2)	1,721	425	—	2,146	344	685,246	687,736
Other consumer loans	71		—	71	—	28,004	28,075
Total	$5,208	$845	$—	$6,053	$3,842	$2,131,225	$2,141,120
(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	30 - 59	60 - 89
	Days	Days	90 Days	Total	Nonaccrual	Loans Not	Total
December 31, 2018	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$577	$344	$—	$921	$1,284	$404,826	$407,031
Commercial real estate - non-owner occupied (1)	581	617	—	1,198	—	642,982	644,180
Construction and land development	851	—	—	851	—	145,803	146,654
Commercial loans	319	168	—	487	3,391	251,563	255,441
Residential 1-4 family (2)	5,523	197	—	5,720	2,055	685,533	693,308
Other consumer loans	142	18	—	160	—	32,187	32,347
Total	$7,993	$1,344	$—	$9,337	$6,730	$2,162,894	$2,178,961
(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

Nonaccrual loans include SBA guaranteed amounts totaling $3.3 million and $3.4 million at September 30, 2019 and December 31, 2018, respectively.

Activity in the allowance for non-covered loan and lease losses for the three and nine months ended September 30, 2019 and 2018 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three Months Ended September 30, 2019	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$833	$1,890	$802	$5,834	$1,127	$273	$854	$11,613
Provision (recovery)	(113)	(281)	16	133	347	11	37	150
Charge offs	—	(1)	—	(266)	(315)	(65)	—	(647)
Recoveries	(1)	4	—	65	8	9	—	85
Ending balance	$719	$1,612	$818	$5,766	$1,167	$228	$891	$11,201

Three Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$750	$1,293	$873	$6,306	$1,579	$199	$—	$11,000
Provision (recovery)	62	(81)	247	375	273	174	—	1,050
Charge offs	—	—	—	(366)	(200)	(38)	—	(604)
Recoveries	4	—	—	15	4	(18)	—	5
Ending balance	$816	$1,212	$1,120	$6,330	$1,656	$317	$—	$11,451
(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Nine Months Ended September 30, 2019	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$802	$1,669	$821	$7,097	$1,106	$224	$564	$12,283
Provision (recovery)	497	399	(3)	(1,235)	166	199	327	350
Charge offs	(782)	(463)	—	(433)	(405)	(221)	—	(2,304)
Recoveries	202	7	—	337	300	26	—	872
Ending balance	$719	$1,612	$818	$5,766	$1,167	$228	$891	$11,201

Nine Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$690	$1,321	$692	$4,496	$1,586	$612	$—	$9,397
Provision (recovery)	115	(109)	428	2,915	437	(86)	—	3,700
Charge offs	—	—	—	(1,303)	(461)	(220)	—	(1,984)
Recoveries	11	—	—	222	94	11	—	338
Ending balance	$816	$1,212	$1,120	$6,330	$1,656	$317	$—	$11,451
(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of September 30, 2019 and December 31, 2018 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
September 30, 2019	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$900	$2	$—	$—	$902
Collectively evaluated for impairment	719	1,612	818	4,866	1,165	228	891	10,299
Total ending allowance	$719	$1,612	$818	$5,766	$1,167	$228	$891	$11,201

Loans:
Individually evaluated for impairment	$4,419	$4,676	$356	$8,165	$1,588	$—	$—	$19,204
Collectively evaluated for impairment	394,686	638,363	162,102	212,542	686,148	28,075	—	2,121,916
Total ending loan balances	$399,105	$643,039	$162,458	$220,707	$687,736	$28,075	$—	$2,141,120

December 31, 2018
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$600	$—	$—	$—	$600
Collectively evaluated for impairment	802	1,669	821	6,497	1,106	224	564	11,683
Total ending allowance	$802	$1,669	$821	$7,097	$1,106	$224	$564	$12,283

Loans:
Individually evaluated for impairment	$2,795	$171	$—	$3,450	$1,591	$—	$—	$8,007
Collectively evaluated for impairment	404,236	644,009	146,654	251,991	691,717	32,347	—	2,170,954
Total ending loan balances	$407,031	$644,180	$146,654	$255,441	$693,308	$32,347	$—	$2,178,961
(1)	Includes loans secured by farmland and multi-family loans.
(2)	Includes home equity lines of credit.

Troubled Debt Restructurings

A modification is classified as a troubled debt restructuring (“TDR”) if both of the following exist: (1) the borrower is experiencing financial difficulty and (2) the Bank has granted a concession to the borrower. The Bank determines that a borrower may be experiencing financial difficulty if the borrower is currently delinquent on any of its debt, or if the Bank is concerned that the borrower may not be able to perform in accordance with the current terms of the loan agreement in the foreseeable future. Many aspects of the borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of the loan structure, business/industry risk and borrower/guarantor structures. Concessions may include the reduction of an interest rate at a rate lower than current market rates for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, or principal forgiveness. When evaluating whether a concession has been granted, the Bank also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Bank for the restructured terms, or if the revised terms are consistent with those currently being offered to new loan customers. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is a TDR.

Although each occurrence is unique to the borrower and is evaluated separately, for all portfolio segments, TDRs are typically modified through reduction in interest rates, reductions in payments, changing the payment terms from principal and interest to interest only, and/or extensions in term maturity.

As of September 30, 2019, we had two loans in TDRs. One loan was modified in TDRs during the year ending December 31, 2018. One TDR which had been modified in 2013 defaulted in 2015. This loan, in the amount of $651 thousand, was current as of September 30, 2019.

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

Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Southern National had no loans classified Doubtful at September 30, 2019 or December 31, 2018.

As of  September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Total Loans
	Special
September 30, 2019	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$3,883	$4,211	$391,011	$399,105
Commercial real estate - non-owner occupied (1)	4,255	181	638,603	643,039
Construction and land development	713	—	161,745	162,458
Commercial loans	3,441	5,007	212,259	220,707
Residential 1-4 family (2)	674	1,365	685,697	687,736
Other consumer loans	127	—	27,948	28,075
Total	$13,093	$10,764	$2,117,263	$2,141,120

	Total Loans
	Special
December 31, 2018	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$6,611	$2,810	$397,610	$407,031
Commercial real estate - non-owner occupied (1)	4,382	189	639,609	644,180
Construction and land development	—	—	146,654	146,654
Commercial loans	2,373	2,689	250,379	255,441
Residential 1-4 family (2)	395	1,982	690,931	693,308
Other consumer loans	142	—	32,205	32,347
Total	$13,903	$7,670	$2,157,388	$2,178,961
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Includes SBA guarantees of $3.3 million and $3.4 million as of September 30, 2019 and December 31, 2018, respectively.

The amount of foreclosed residential real estate property held at September 30, 2019 and December 31, 2018 was $282 thousand. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $282 thousand and $1.5 million at September 30, 2019 and December 31, 2018, respectively.

5.      LEASES

The Company leases certain premises and equipment under operating leases. At September 30, 2019, the Company had operating lease liabilities totaling $8.8 million and right-of-use assets totaling $8.4 million related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the three and nine months ended September 30, 2019, our net operating lease cost was $625 thousand and $1.9 million, respectively, and was reflected in occupancy expenses on our income statement.

The following table presents supplemental cash flow and other information related to our operating leases:

For the Nine Months Ended
(in thousands except for percent and period data)	September 30, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,682
Right-of-use assets obtained in exchange for new operating lease liabilities	$—

Other information:
Weighted-average remaining lease term - operating leases, in years	5.9
Weighted-average discount rate - operating leases	2.8%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	September 30, 2019
Lease payments due:
Less than one year	$651
One to three years	3,858
Three to five years	2,822
More than five years	2,331
Total lease payments	9,662
Less: lease expense	(832)
Lease liabilities	$8,830

As of September 30, 2019, the Company does not have or expect any operating leases that have not yet commenced or will create additional lease liabilities and right-of-use assets for the Company.

6.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $17.6 million and $19.2 million as of September 30, 2019 and December 31, 2018, respectively.

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

At September 30, 2019 and December 31, 2018, we had unfunded lines of credit and undisbursed construction loan funds totaling $343.1 million and $339.2 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

7.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2019
Basic EPS	$8,864	24,072	$0.37
Effect of dilutive stock options	—	302	(0.01)
Diluted EPS	$8,864	24,374	$0.36

For the three months ended September 30, 2018
Basic EPS	$8,861	24,049	$0.37
Effect of dilutive stock options	—	271	(0.01)
Diluted EPS	$8,861	24,320	$0.36

For the nine months ended September 30, 2019
Basic EPS	$24,203	24,036	$1.01
Effect of dilutive stock options	—	299	(0.02)
Diluted EPS	$24,203	24,335	$0.99

For the nine months ended September 30, 2018
Basic EPS	$25,987	24,017	$1.08
Effect of dilutive stock options	—	256	(0.01)
Diluted EPS	$25,987	24,273	$1.07

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$41,675	$—	$41,675	$—
Obligations of states and political subdivisions	17,688	—	17,688	—
Corporate securities	2,017	—	1,017	1,000
Trust preferred securities	2,568	—	2,568	—
Residential government-sponsored collateralized mortgage obligations	39,017	—	39,017	—
Government-sponsored agency securities	16,884	—	16,884	—
Agency commercial mortgage-backed securities	27,941	—	27,941	—
SBA pool securities	15,554	—	15,554	—
Total	$163,344	$—	$162,344	$1,000

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$27,302	$—	$27,302	$—
Obligations of states and political subdivisions	18,055	—	18,055	—
Corporate securities	2,008	—	1,008	1,000
Trust preferred securities	2,641	—	2,641	—
Residential government-sponsored collateralized mortgage obligations	43,057	—	43,057	—
Government-sponsored agency securities	3,125	—	3,125	—
Agency commercial mortgage-backed securities	27,304	—	27,304	—
SBA pool securities	19,885	—	19,885	—
Total	$143,377	$—	$142,377	$1,000

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 6% to 10% of collateral valuation at September 30, 2019 and December 31, 2018. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired totaled $19.5 million (including SBA guarantees of $3.3 million) as of September 30, 2019 with $902 thousand allocation made to the allowance for loan losses compared to a carrying amount of $12.1 million (including SBA guarantees of $3.4 million) with $618 thousand allocation made to the allowance for loan losses at December 31, 2018.

Assets Held for Sale

In connection with the merger with EVBS, SNBV acquired four properties that were either former EVBS administrative locations or previously anticipated to be future EVBS administrative locations. As of September 30, 2019, three of these properties have been sold. Assets held for sale are measured at fair value less cost to sell, based on appraisals conducted by an independent, licensed appraiser outside of the Company using observable market data. If the fair value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. Assets held for sale are measured at fair value on a non-recurring basis and are included in other assets in the consolidated balance sheets. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the consolidated statements of comprehensive income.

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5.0% to 7.6% of collateral valuation at September 30, 2019 and December 31, 2018. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At September 30, 2019 and December 31, 2018, the total amount of OREO was $5.8 million and $5.1 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$4,419	$—	$—	$4,419
Commercial real estate - non-owner occupied (1)	4,676	—	—	4,676
Construction and land development	356	—	—	356
Commercial loans	8,165	—	—	8,165
Residential 1-4 family (2)	1,882	—	—	1,882
Assets held for sale	600	—	—	600
Other real estate owned:
Commercial real estate - owner occupied (1)	1,721	—	—	1,721
Construction and land development	2,888	—	—	2,888
Residential 1-4 family (2)	1,226	—	—	1,226

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$2,795	$—	$—	$2,795
Commercial real estate - non-owner occupied (1)	171	—	—	171
Commercial loans	6,076	—	—	6,076
Residential 1-4 family (2)	3,020	—	—	3,020
Assets held for sale	600	—	—	600
Other real estate owned:
Commercial real estate - owner occupied (1)	908	—	—	908
Construction and land development	2,938	—	—	2,938
Residential 1-4 family (2)	1,231	—	—	1,231
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		September 30, 2019		December 31, 2018
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$48,572	$48,572	$28,611	$28,611
Securities available for sale	Level 2 & Level 3	163,344	163,344	143,377	143,377
Securities held to maturity	Level 2	78,790	79,128	92,462	89,109
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	14,602	14,602	19,522	19,522
Equity investment in mortgage affiliate	Level 3	5,003	5,003	3,829	3,829
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	3,305	3,305
Net loans	Level 3	2,130,184	2,140,214	2,166,541	2,134,021
Accrued interest receivable	Level 2 & Level 3	8,164	8,164	8,745	8,745
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$712,040	$712,040	$665,640	$665,640
Money market and savings accounts	Level 2	604,856	604,856	506,519	506,519
Time deposits	Level 3	861,842	865,240	925,441	919,175
Securities sold under agreements to repurchase	Level 1	14,355	14,355	18,721	18,721
FHLB short term advances	Level 1	45,640	45,640	163,340	163,340
Junior subordinated debt	Level 2	9,620	9,752	9,584	12,065
Senior subordinated notes	Level 2	47,061	47,765	47,089	57,173
Accrued interest payable	Level 1 & Level 3	5,126	5,126	3,985	3,985

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), equity investments in our mortgage affiliate, preferred investments in our mortgage affiliate, accrued interest receivable and payable, demand deposits, savings accounts, money market accounts, securities sold under agreements to repurchase, and short-term debt (FHLB short-term advances and securities sold under agreements to repurchase). Fair value of long-term debt is based on current rates for similar financing. Carrying amount of Federal Reserve Bank and FHLB stock is a reasonable estimate of fair value as these securities are not readily marketable and are based on the ultimate recoverability of the par value. The fair value of off-balance-sheet items is not considered material. Fair value of net loans, certificates of deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion in accordance with the adoption of ASU 2016-01 in 2018.

9.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of FHLB of Atlanta overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at September 30, 2019 and December 31, 2018 was $14.4 million and $18.7 million, respectively.

10.     JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In connection with our merger with EVBS, the Company assumed $10.3 million (fair value adjustment of $801 thousand) of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of September 30, 2019 and December 31, 2018, the interest rate was 5.36% and 5.73%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At September 30, 2019, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At September 30, 2019, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At September 30, 2019, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $690 thousand.

Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million (fair value adjustment of $1.9 million) in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. At September 30, 2019 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2018. Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be attained for any other period.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factor contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities, obligations of states and political subdivisions and pooled trust preferred securities;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	failure to prevent a breach to our Internet-based system and online commerce security;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for loan losses;
●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act

(the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act;
●	uncertainity related to the calculation of LIBOR;
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

Forward-looking statements are not guarantees of performance or results and should not be relied upon as representing management’s views as of any subsequent date. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should refer to the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be different from those expressed or implied by our forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q (or an earlier date to the extent applicable). Except as required by applicable law, we undertake no obligation to update publicly these statements in light of new information or future events.

OVERVIEW

SNBV is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank a Virginia state-chartered bank which commenced operations on April 14, 2005. As of the close of business on June 23, 2017, SNBV completed its merger with EVBS and the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank. Sonabank provides a range of financial services to individuals and small and medium sized businesses. At September 30, 2019, Sonabank had thirty-eight full-service retail branches in Virginia, located in the counties of Chesterfield (2), Essex (2), Fairfax (Reston, McLean and Fairfax), Gloucester (2), Hanover (3), King William, Lancaster, Middlesex (3), New Kent, Northumberland (3), Southampton, Surry, Sussex, and in Charlottesville, Clifton Forge, Colonial Heights, Front Royal, Hampton, Haymarket, Leesburg, Middleburg, New Market, Newport News, Richmond, South Riding, Warrenton, and Williamsburg, and seven full-service retail branches in Maryland, in Rockville, Shady Grove, Bethesda, Upper Marlboro, Brandywine, Owings and Huntingtown.

We have administrative offices in Warrenton and Glen Allen, Virginia, and executive offices in Georgetown, Washington, D.C. and Glen Allen, Virginia where senior management is located.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income for the three months ended September 30, 2019 and 2018 was $8.9 million, or $0.37 basic and $0.36 diluted earnings per share.

Net income during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 remained flat. Net income was positively impacted by lower provision for loan losses and lower employee compensation and benefits expenses in the current year, offset by a decrease in net interest income as a result of a rising interest rate environment during 2018 and higher income tax expenses in the current year.

During the three months ended September 30, 2018, net income was impacted positively by the $1.1 million of accretion income from the acquired loan discounts, $667 thousand of other noninterest income from recoveries of legacy investment securities and loans charged off by EVBS before it merged into Southern National in June of 2017.

Nine-Month Comparison. Net income for the nine months ended September 30, 2019 was $24.2 million, or $1.01 basic and $0.99 diluted earnings per share, compared to net income of $26.0 million, or $1.08 basic and $1.07 diluted earnings per share, for the nine months ended September 30, 2018.

The decrease in the net income during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily driven by a nonrecurring other loss of $3.2 million and related legal expense of $502 thousand. The decrease was partially offset by an income tax benefit of $1.2 million in the second quarter of 2019 due to the formal assessment and rebooking of the $5.5 million net operating loss carryforward that was written off in the fourth quarter of 2018.

During the nine months ended September 30, 2018, the net income was impacted positively by the $3.7 million of accretion income from the acquired loan discounts, $2.4 million of other noninterest income from recoveries of legacy investment securities and loans charged off by EVBS before it merged into Southern National in June of 2017, $732 thousand of interest income recognized on the payout of a $9.9 million nonaccrual loan, and the reduced federal income tax rate of 21% from 34% due to the enactment of the Tax Cuts and Jobs Act of 2017, which became effective on January 1, 2018.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $21.0 million for the three months ended September 30, 2019 compared to $22.6 million for the three months ended September 30, 2018, which was a direct result of the rising costs of funds including deposits and borrowings. Southern National’s net interest margin for the three months ended September 30, 2019 was 3.37% compared to 3.63% for the three months ended September 30, 2018. Total income on interest-earning assets was $30.5 million and $30.1 million for the three months ended September 30, 2019 and 2018, respectively. The yield on average interest-earning assets was 4.89% and 4.83% for the third quarter of 2019 and 2018, respectively. Interest and fees on loans totaled $28.3 million and $28.0 million for the third quarter of 2019 and 2018, respectively. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $901 thousand to net interest income during the three months ended September 30, 2019 compared to $1.1 million during the three months ended September 30, 2018. The decrease in accretion was due to the slowdown in the volume of acquired loan prepayments and payoffs. Average loans during the third quarter of 2019 were $2.17 billion compared to $2.16 billion during the third quarter of 2018.

Total interest expense was $9.5 million and $7.5 million for the three months ended September 30, 2019 and 2018, respectively. Interest on deposits was $8.0 million and $5.0 million for the three months ended September 30, 2019 and

2018, respectively. Total average interest-bearing deposits for the third quarter of 2019 and 2018 were $1.83 billion and $1.67 billion, respectively. The yield on total average interest-bearing deposits was 1.73% and 1.19% for the quarter ended September 30, 2019 and 2018, respectively. Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, and senior subordinated notes, was $1.5 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively. Total average borrowings were $173.9 million and $355.1 million for the three months ended September 30, 2019 and 2018, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	September 30, 2019			September 30, 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,165,717	$28,340	5.19%	$2,164,366	$27,952	5.12%
Investment securities	242,916	1,520	2.48%	243,844	1,596	2.60%
Other earning assets	65,706	614	3.71%	58,618	506	3.42%
Total earning assets	2,474,340	30,474	4.89%	2,466,828	30,054	4.83%
Allowance for loan losses	(11,570)			(11,530)
Total non-earning assets	266,120			262,665
Total assets	$2,728,890			$2,717,963

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$362,564	$783	0.86%	$318,307	$348	0.43%
Money market accounts	456,492	2,080	1.81%	312,296	685	0.87%
Savings accounts	144,266	115	0.32%	159,323	129	0.32%
Time deposits	867,533	5,023	2.30%	877,697	3,831	1.73%
Total interest-bearing deposits	1,830,855	8,001	1.73%	1,667,623	4,993	1.19%
Borrowings	173,866	1,458	3.33%	355,078	2,473	2.76%
Total interest-bearing liabilities	2,004,722	9,459	1.87%	2,022,701	7,466	1.46%
Noninterest-bearing liabilities:
Demand deposits	334,435			337,323
Other liabilities	22,385			18,252
Total liabilities	2,361,541			2,378,276
Stockholders' equity	367,349			339,687
Total liabilities and stockholders' equity	$2,728,890			$2,717,963
Net interest income		$21,015			$22,588
Interest rate spread			3.01%			3.37%
Net interest margin			3.37%			3.63%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Nine-Month Comparison. Net interest income was $62.9 million for the nine months ended September 30, 2019 compared to $68.3 million for the nine months ended September 30, 2018, which was a direct result of the rising costs of funds including deposits and borrowings. Southern National’s net interest margin for the nine months ended September 30, 2019 was 3.40% compared to 3.75% for the nine months ended September 30, 2018. Total income on interest-earning assets was $91.2 million and $87.8 million for the nine months ended September 30, 2019 and 2018, respectively. The yield on average interest-earning assets was 4.93% and 4.81% for the nine months ended September 30, 2019 and 2018, respectively. Interest and fees on loans totaled $84.7 million and $81.6 million for the nine months ended September 30, 2019 and 2018, respectively. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $2.7 million to net interest income during the nine months ended September 30, 2019 compared to $3.7 million during the nine months ended September 30, 2018. The decrease in accretion was due to the slowdown in acquired loan prepayments and payoffs. Average loans during the nine months ended September 30, 2019 were $2.16 billion compared to $2.13 billion during the nine months ended September 30, 2018.

Total interest expense was $28.2 million and $19.5 million for the nine months ended September 30, 2019 and 2018, respectively. Interest on deposits was $23.1 million and $12.1 million for the nine months ended September 30, 2019 and 2018, respectively. Total average interest-bearing deposits for the nine months ended September 30, 2019 and 2018 were $1.81 billion and $1.59 billion, respectively. The yield on total average interest-bearing deposits was 1.71% and 1.02% for the nine months ended September 30, 2019 and 2018, respectively. Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, and senior subordinated notes, was $5.1 million and $7.4 million for the nine months ended September 30, 2019 and 2018, respectively. Total average borrowings were $203.5 million and $410.7 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Nine Months Ended
	September 30, 2019			September 30, 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,160,863	$84,692	5.24%	$2,127,730	$81,554	5.12%
Investment securities	242,891	4,728	2.60%	250,632	4,797	2.56%
Other earning assets	70,543	1,750	3.32%	58,474	1,406	3.21%
Total earning assets	2,474,297	91,170	4.93%	2,436,836	87,757	4.81%
Allowance for loan losses	(12,115)			(11,298)
Total non-earning assets	263,347			260,560
Total assets	$2,725,529			$2,686,098

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$355,511	$2,198	0.83%	$324,353	$999	0.41%
Money market accounts	430,546	5,966	1.85%	328,294	1,864	0.76%
Savings accounts	145,964	345	0.32%	162,282	388	0.32%
Time deposits	880,611	14,608	2.22%	772,780	8,822	1.53%
Total interest-bearing deposits	1,812,631	23,117	1.71%	1,587,709	12,073	1.02%
Borrowings	203,469	5,122	3.37%	410,733	7,422	2.42%
Total interest-bearing liabilities	2,016,100	28,239	1.87%	1,998,442	19,495	1.30%
Noninterest-bearing liabilities:
Demand deposits	328,790			334,520
Other liabilities	21,346			18,690
Total liabilities	2,366,236			2,351,652
Stockholders' equity	359,292			334,446
Total liabilities and stockholders' equity	$2,725,529			$2,686,098
Net interest income		$62,931			$68,262
Interest rate spread			3.05%			3.51%
Net interest margin			3.40%			3.75%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses is a current charge to earnings made in order to adjust the allowance for loan losses to an appropriate level for inherent probable losses in the loan portfolio based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectability. Our allowance for loan losses is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment. The risk factors are determined by considering historical loss data, peer data, as well as applying management’s judgment.

For the three months ended September 30, 2019 and 2018, the provision for loan losses was $150 thousand and $1.1 million, respectively. The provision for loan losses for the nine months ended September 30, 2019 and 2018 was $350 thousand and $3.7 million, respectively. Net charge offs for the three and nine months ended September 30, 2019 was $562 thousand and $1.4 million, respectively, compared to $600 thousand and $1.6 million, respectively for the three and nine months ended September 30, 2018.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2019	2018	Change
Account maintenance and deposit service fees	$1,837	$1,398	$439
Income from bank-owned life insurance	392	593	(201)
Equity income from mortgage affiliate	599	(72)	671
Recoveries related to acquired charged-off loans and investment securities	145	667	(522)
Other	1	52	(51)
Total noninterest income	$2,974	$2,638	$336

Southern National had noninterest income of $3.0 million and $2.6 million during the third quarter of 2019 and 2018, respectively. Account maintenance and deposit service fees, which totaled $1.8 million for the third quarter of 2019, increased $439 thousand compared to prior year. Income from bank-owned life insurance, which totaled $392 thousand for the third quarter of 2019, decreased $201 thousand compared to $593 thousand of income in the third quarter of 2018. The third quarter decrease was driven by death benefits paid in 2018. Income from the investment in STM totaled $599 thousand during the third quarter of 2019 compared to a loss of $72 thousand during the third quarter of 2018. The increase was driven by strengthened management and operational improvements within STM. Recoveries related to acquired charged-off loans and investment securities, which totaled $145 thousand for the third quarter of 2019, decreased $522 thousand when compared to the third quarter of the prior year.

The following table presents the major categories of noninterest income for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2019	2018	Change
Account maintenance and deposit service fees	$5,312	$4,181	$1,131
Income from bank-owned life insurance	1,300	1,463	(163)
Equity income (loss) from mortgage affiliate	1,175	(198)	1,373
Recoveries related to acquired charged-off loans and investment securities	1,060	2,392	(1,332)
Other	380	432	(52)
Total noninterest income	$9,227	$8,270	$957

Southern National had noninterest income of $9.2 million and $8.3 million during the nine months ended September 30, 2019 and 2018, respectively. The $957 thousand increase was primarily driven by an increase of $1.1 million increase in account maintenance and deposit fees and $1.4 million increase in equity income from mortgage affiliate, partially offset by $1.3 million decrease in recoveries related to acquired charged-off loans and investment securities. Income improved on account maintenance and deposit services fee in the current year compared to the prior year. Income from the investment in STM totaled $1.2 million during the nine months ended September 30, 2019 compared to a loss of $198 thousand during the nine months ended September 30, 2018. The increase was driven by strengthened management and operational improvements within STM. For the nine months ended September 30, 2019, recoveries related to acquired charged-off loans and investment securities was $1.1 million compared to $2.4 million for the nine months ended September 30, 2018.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2019	2018	Change
Salaries and benefits	$6,567	$7,080	$(513)
Occupancy expenses	968	1,660	(692)
Furniture and equipment expenses	514	620	(106)
Amortization of core deposit intangible	352	360	(8)
Virginia franchise tax expense	563	491	72
Data processing expense	622	475	147
Telephone and communication expense	477	465	12
Net gain on other real estate owned	—	(99)	99
Professional fees	673	845	(172)
Other operating expenses	1,878	1,218	660
Total noninterest expenses	$12,614	$13,115	$(501)

Noninterest expense was $12.6 million and $13.1 million during the three months ended September 30, 2019 and 2018, respectively. Employee compensation and benefits expense totaled $6.6 million and $7.1 million for the three months ended September 30, 2019 and 2018, respectively. The decrease was due to savings from the reduction in staff completed during 2018. Occupancy, furniture, and equipment expenses decreased $798 thousand from prior year.

The following table presents the major categories of noninterest expense for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2019	2018	Change
Salaries and benefits	$19,523	$20,859	$(1,336)
Occupancy expenses	4,572	4,966	(394)
Furniture and equipment expenses	1,962	2,129	(167)
Amortization of core deposit intangible	1,077	1,083	(6)
Virginia franchise tax expense	1,689	1,347	342
Data processing expense	1,704	1,405	299
Telephone and communication expense	1,258	1,560	(302)
Net (gain) loss on other real estate owned	(38)	61	(99)
Professional fees	2,576	2,633	(57)
Other operating expenses	8,473	4,308	4,165
Total noninterest expenses	$42,796	$40,351	$2,445

Noninterest expense was $42.8 million and $40.4 million during the nine months ended September 30, 2019 and 2018, respectively. The increase in noninterest expenses was primarily due to an increase in other operating expenses driven by a nonrecurring loss of $3.2 million with related legal expense of $502 thousand during the first quarter of 2019. Employee compensation and benefits expense totaled $19.5 million and $20.9 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease was due to a reduction in staffing. Occupancy, furniture, and equipment expenses decreased $394 thousand from prior year. The Company recognized gains of $38 thousand on the sale of other real estate owned (“OREO”) during the nine months ended September 30, 2019 compared to a $61 thousand loss for the nine months ended September 30, 2018. Other expenses totaled $8.5 million and $4.3 million for nine months ended September 30, 2019 and 2018, respectively.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $2.70 billion as of September 30, 2019 and as of December 31, 2018. Total loans decreased 1.7%, from $2.18 billion at December 31, 2018 to $2.14 billion at September 30, 2019, primarily due to unanticipated large loan payoffs or paydowns of $93.6 million in 2019, partially offset by growth of $95.8 million during the nine months ended September 30, 2019. Total deposits were $2.18 billion at September 30, 2019 compared to $2.10 billion at December 31, 2018 and total equity was $370.6 million and $348.3 million at September 30, 2019 and December 31, 2018, respectively.

Loan Portfolio

Total loans decreased $37.4 million in the nine months ended September 30, 2019. The decline in loan balance has primarily been the result of unanticipated pay downs or payoffs of loans two million and greater in size, partially offset by loan growth during the year. Loans two million and greater in size, that have been paid off or paid down in 2019, included $47.7 million due to the sale of the customer’s property, $24.1 million in loans that refinanced elsewhere for unacceptable rate or structure, $13.7 million were projects that transitioned to government financing, and $8.1 million was due to cyclical fluctuation in credit line activity. New loans originated in 2019 totaled $95.8 million. Additionally, in the first quarter of 2019, $33.9 million of commercial loans were reclassified into loans secured by real estate, upon review and validation of collateral and Call Report codes.

The composition of our loan portfolio consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Loans secured by real estate:
Commercial real estate - owner occupied	$399,105	$407,031
Commercial real estate - non-owner occupied	542,909	540,698
Secured by farmland	17,504	20,966
Construction and land loans	162,458	146,654
Residential 1-4 family	574,935	565,083
Multi-family residential	82,626	82,516
Home equity lines of credit	112,801	128,225
Total real estate loans	1,892,338	1,891,173

Commercial loans	220,707	255,441
Consumer loans	28,075	32,347
Gross loans	2,141,120	2,178,961
Plus (less) deferred costs (fees) on loans	265	(137)
Loans, net of deferred fees	$2,141,385	$2,178,824

As of September 30, 2019 and December 31, 2018, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Asset Quality

Asset quality remained high during the first nine months of 2019. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

OREO at September 30, 2019 was $5.8 million compared to $5.1 million at December 31, 2018.

Non-covered nonaccrual loans were $533 thousand (excluding $3.3 million of loans fully covered by SBA guarantees) at September 30, 2019 compared to $3.3 million (excluding $3.4 million of loans fully covered by SBA guarantees) as of December 31, 2018. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to total non-covered assets decreased from 0.28% at December 31, 2018 to 0.24% at September 30, 2019.

Southern National’s allowance for loan losses as a percentage of total non-covered loans at September 30, 2019 was 0.53%, compared to 0.57% at December 31, 2018. The allowance for loan losses as a percentage of non-covered non-acquired loans was 0.74% and 0.85% at September 30, 2019 and December 31, 2018, respectively.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

The following table presents a comparison of non-covered nonperforming assets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Nonaccrual loans	$3,842	$6,709
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	3,842	6,709
Other real estate owned	5,835	5,077
Total non-covered nonperforming assets	$9,677	$11,786

Troubled debt restructurings	$679	$692
SBA guaranteed amounts included in nonaccrual loans	$3,309	$3,391

Allowance for loan losses to nonperforming loans	291.53%	207.63%
Allowance for loan losses to total non-covered loans	0.53%	0.57%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	0.24%	0.28%

Investment Securities

Investment securities, available for sale and held to maturity, totaled $242.1 million at September 30, 2019 up from $235.8 million at December 31, 2018.

Investment securities in our portfolio as of September 30, 2019 were as follows:

●	residential government-sponsored collateralized mortgage obligations in the amount of $42.9 million;
●	agency residential mortgage-backed securities in the amount $60.4 million;
●	corporate bonds in the amount of $2.0 million;
●	commercial mortgage-backed securities in the amount of $27.9 million;
●	SBA loan pool securities in the amount of $15.6 million;
●	callable agency securities in the amount of $51.3 million;
●	trust preferred securities in the amount of $5.0 million; and
●	municipal bonds in the amount of $37.0 million (fair value of $37.3 million) with a taxable equivalent yield of 3.0% and ratings as of September 30, 2019 as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$7,565	AAA	$7,123
Aa1	9,399	AA+	6,670
Aa2	3,213	AA	10,375
Aa3	1,922	AA-	1,817
A1	1,857	A+	1,018
A2	1,523	A	846
Baa1	1,013	BBB+	1,013
NA	10,767	NA	8,397
Total	$37,259	Total	$37,259

During the three and nine months ended September 30, 2019, $10.0 million and $35.1 million, respectively of available for sale investment securities were purchased. Held to maturity investment securities of $10.2 million were purchased during the three and nine months ended September 30, 2019. No investment securities were sold during the first nine months of 2019.

At September 30, 2019, we owned pooled trust preferred securities as follows (in thousands):

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
						(in thousands)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa1	AA	$2,517	$2,344	$2,435	17%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	WD	59	58	55	45%	4
						$2,576	$2,402	$2,490		$223

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	WD	$1,500	$1,040	$795	28%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,773	15%	660
						$3,650	$2,530	$2,568		$1,060

Total						$6,226	$4,932	$5,058

(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion.
(2)	Pre-tax.

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

We recognized no other than temporary impairment charges during the nine months ended September 30, 2019 and 2018, respectively.

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

We prepare a cash flow forecast for two years on a monthly basis. The projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. To estimate loan growth over the two year period, the projection incorporates the scheduled loan closings in the Loan Pipeline Report along with other management estimates.

During the nine months ended September 30, 2019, we funded our financial obligations with deposits, borrowings from the FHLB of Atlanta and the proceeds from issuance of the SNBV Senior Subordinated Notes in January 2018.  At September 30, 2019, we had $343.1 million of unfunded commitments. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of our leverage and risk-weighted capital ratios and the leverage and risk-weighted capital ratios of the Company and the Bank at the dates indicated to the minimum and well-capitalized regulatory standards (dollars in thousands):

			Required for Capital		To Be Categorized as
	Actual		Adequacy Purposes (1)		Well Capitalized (2)
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southern National
Common equity tier 1 capital ratio	$258,078	12.48%	$93,053	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	268,078	12.96%	124,071	6.00%	n/a	n/a
Total risk-based capital ratio	326,279	15.78%	165,428	8.00%	n/a	n/a
Leverage ratio	268,078	10.25%	104,617	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$303,486	14.48%	$94,324	4.50%	$136,245	6.50%
Tier 1 risk-based capital ratio	303,486	14.48%	125,765	6.00%	167,686	8.00%
Total risk-based capital ratio	314,687	15.01%	167,686	8.00%	209,608	10.00%
Leverage ratio	303,486	11.59%	104,760	4.00%	104,804	5.00%

December 31, 2018
Southern National
Common equity tier 1 capital ratio	$239,554	11.57%	$93,135	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	249,554	12.06%	124,180	6.00%	n/a	n/a
Total risk-based capital ratio	308,838	14.92%	165,573	8.00%	n/a	n/a
Leverage ratio	249,554	9.57%	104,338	4.00%	n/a	n/a
Sonabank
Common equity tier 1 capital ratio	$288,018	13.64%	$95,020	4.50%	$137,251	6.50%
Tier 1 risk-based capital ratio	288,018	13.64%	126,693	6.00%	168,924	8.00%
Total risk-based capital ratio	300,301	14.22%	168,924	8.00%	211,156	10.00%
Leverage ratio	288,018	11.03%	104,420	4.00%	105,578	5.00%
(1)	When fully phased-in on January 1, 2019, the Basel III capital rules included a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and increased each subsequent January 1, until it reached 2.5% on January 1, 2019.
(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

We use simulation modeling to manage our interest rate risk, and review quarterly interest sensitivity. This approach uses a model which generates estimates of the change in our economic value of equity (“EVE”) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts using assumptions about estimated loan prepayment rates, reinvestment rates and deposit decay rates.

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of September 30, 2019 and as of December 31, 2018. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 100 basis point decrease in interest rates at September 30, 2019 and December 31, 2018.

	Sensitivity of Economic Value of Equity
	As of September 30, 2019
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)
Up 400	$280,091	$35,713	14.61%	10.38%	75.57%
Up 300	275,361	30,983	12.68%	10.20%	74.30%
Up 200	268,628	24,250	9.92%	9.95%	72.48%
Up 100	258,979	14,601	5.97%	9.60%	69.88%
Base	244,378	—	—%	9.05%	65.94%
Down 100	219,202	(25,176)	(10.30)%	8.12%	59.14%

	Sensitivity of Economic Value of Equity
	As of December 31, 2018
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)
Up 400	$338,853	$(33,298)	(8.95)%	12.54%	97.03%
Up 300	347,409	(24,742)	(6.65)%	12.85%	99.48%
Up 200	356,429	(15,722)	(4.22)%	13.19%	102.07%
Up 100	362,312	(9,839)	(2.64)%	13.40%	103.75%
Base	372,151	—	0.00%	13.77%	106.57%
Down 100	341,397	(30,754)	(8.26)%	12.63%	97.76%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2019 and December 31, 2018 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our Asset/Liability Risk Management Policy guidelines at September 30, 2019 and December 31, 2018.

	Sensitivity of Net Interest Income
	As of September 30, 2019
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$82,039	$980	3.32%	0.04%
Up 300	81,942	883	3.31%	0.04%
Up 200	81,703	644	3.30%	0.03%
Up 100	81,678	619	3.30%	0.03%
Base	81,059	—	3.28%	—%
Down 100	78,178	(2,881)	3.16%	(0.12)%

	Sensitivity of Net Interest Income
	As of December 31, 2018
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$101,121	$9,785	4.05%	0.35%
Up 300	97,784	6,448	3.97%	0.23%
Up 200	96,305	4,969	3.88%	0.16%
Up 100	93,719	2,383	3.78%	0.07%
Base	91,336	—	3.70%	—%
Down 100	91,719	383	3.72%	0.04%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Southern National or Sonabank as of September 30, 2019.

ITEM 1A – RISK FACTORS

As of September 30, 2019, there have been no material changes to the risk factors faced by Southern National from those previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2018.

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

101

The following materials from Southern National Bancorp of Virginia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

+     Management contract or compensatory plan or arrangement

*      Filed with this Quarterly Report on Form 10-Q

**    Furnished with this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

November 7, 2019	/s/ Joe A. Shearin
(Date)	Joe A. Shearin,
Chief Executive Officer
(Principal Executive Officer)

November 7, 2019	/s/ Jeffrey L. Karafa
(Date)	Jeffrey L. Karafa,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)