Form 10-K
period 2019-12-31
Southern National Bancorp of Virginia Inc
filed 2020-03-16
CIK 1325670

ParentCompanyMember

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(703) 893-7400

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	SONA	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ◻               No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻               No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧               No ◻

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧               No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b – 2 of the Exchange Act.:

Large accelerated filer ◻	Accelerated filer ⌧	Smaller reporting company ◻	Emerging growth company ◻

Non-accelerated filer ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐               No ⌧

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $347.4 million based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of March 5, 2020 was 24,295,380.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in conjunction with the registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities, obligations of states and political subdivisions and pooled trust preferred securities;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	failure to prevent a breach to our Internet-based system and online commerce security;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for loan losses;
●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act of 2017;
●	uncertainty related to the transition away from or methods of calculating the London Inter-bank Offered Rate (“LIBOR”);
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

PART I

Item 1. Business

Overview

Southern National Bancorp of Virginia, Inc. (“Southern National”, “SNBV”, “we” or “our”) is the bank holding company for Sonabank (“Sonabank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Sonabank provides a range of financial services to individuals and small and medium sized businesses. As of December 31, 2019, Southern National had $2.19 billion in total loans, $2.72 billion in total assets, $2.12 billion in total deposits and $377.2 million in total stockholders’ equity. At December 31, 2019, Sonabank had forty-five full-service branches. Thirty-eight full-service retail branches are in Virginia, located in Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Haymarket, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, South Riding, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg, and seven full-service retail branches in Maryland, located in Bethesda, Brandywine, Huntingtown, Owings, Rockville, Shady Grove, and Upper Marlboro.

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

Effective December 4, 2009, Sonabank assumed certain deposits and liabilities and acquired certain assets of Greater Atlantic Bank (“GAB”) from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for GAB, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on December 4, 2009. Covered loan losses are reimbursed in accordance with our FDIC loss sharing agreements. There were two agreements with the FDIC, one for single family assets which was a 10 year agreement that expired on December 31, 2019, and one for non-single family (commercial) assets which was a 5 year agreement that expired on December 31, 2014.

Effective April 27, 2012, Sonabank assumed substantially all of the deposits and liabilities and acquired substantially all of the assets of the HarVest Bank of Maryland from the FDIC as receiver.

The merger with Prince George’s Federal Savings Bank (“PGFSB”) was completed on August 1, 2014. Southern National acquired PGFSB in a cash and stock transaction.

On May 15, 2014, SNBV purchased a 44% equity investment and preferred stock of Southern Trust Mortgage, LLC (“STM”), a regional mortgage banking company headquartered in Virginia Beach, Virginia. On June 23, 2017, in connection with the Eastern Virginia Bankshares, Inc. (“EVBS”) acquisition, we added 4.9% of additional equity investment and preferred stock in STM, bringing our total equity investment to 48.9%. As of December 31, 2019, our equity investment in STM totaled $5.0 million and our preferred stock investment in STM totaled $3.3 million. STM has mortgage banking originators in Delaware, Virginia, Maryland, North Carolina and South Carolina. STM only originates retail mortgages.

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

We primarily market our products and services to small and medium-sized businesses and to retail consumers. Our strategy is to provide superior service through our employees, who are relationship-oriented and committed to their respective customers. Through this strategy, we intend to grow our business, expand our customer base and improve our profitability. The key elements of our strategy are to:

●	Utilize the Strength of our Management Team. The experience and market knowledge of our management team is one of our greatest strengths and competitive advantages. Our executive chairman of the board, Georgia S. Derrico, served as chairman of the board and chief executive officer of Southern National until our merger with EVBS on June 23, 2017. Our executive vice chairman of the board, R. Roderick Porter, served as president of Southern National until our merger with EVBS on June 23, 2017. Ms. Derrico and Mr. Porter each have over 50 years of banking experience. As part of the merger with EVBS on June 23, 2017, legacy EVBS president and chief executive officer, Joe A. Shearin, assumed the same role with Southern National. Mr. Shearin retired on February 19, 2020. The Company’s board of directors appointed Mr. Dennis J. Zember Jr. as the new president and chief executive officer, effective February 19, 2020. Mr. Zember, currently our chief executive officer, has more than 23 years of financial experience in the banking industry. Ms. Derrico, Mr. Porter and Mr. Zember comprise our office of the chairman, which serves as the senior executive leadership of Southern National.
●	Leverage Our Existing Foundation for Additional Growth. Based on our management’s depth of experience and certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective branch or bank acquisitions. We believe that the investments we have made in our data processing, risk management infrastructure, staff and branch network will be able to support a much larger asset base. We are committed, however, to control any additional growth in a manner designed to minimize the risk and to maintain strong capital ratios.
●	Continue to Pursue Selective Acquisition Opportunities. Historically, acquisitions have been a key part of our growth. We believe that we have demonstrated the skill sets and experience necessary to acquire and integrate successfully both bank and branch acquisitions, and that with our strong capital position, we are well-positioned to take advantage of acquisition opportunities as they may arise. We intend to focus on targets in our market areas or other attractive areas with significant core deposits and/or a potential customer base compatible with our growth strategy.
●	Focus on the Business Owner. It is our goal to be the bank that business owners in our markets turn to first for commercial banking needs as a result of our superior personal service and the tailored products and services that we provide. To help achieve this goal, we:
●	have a standing credit committee that meets as often as necessary on a “when needed” basis to review completed loan applications, making extensive use of technology to facilitate our internal communications and thereby enabling us to respond to our customers promptly;
●	are an SBA approved “Preferred” lender, which permits us to make SBA loan decisions at Sonabank rather than waiting for SBA processing. We offer a number of different types of SBA loans designed for the small and medium-sized business owner and many of our SBA loan customers also have other relationships with Sonabank. This product group is complex and “paper intensive” and not well utilized by some of our competitors;

●	provide Internet business banking at www.sonabank.com which allows our business customers 24-hour web-based access to their accounts so they can confirm or transfer balances, pay bills, download statements and use our “Web Lockbox” or “Sona Cash Manager;”
●	provide our business customers with “Sona In-House,” a service that utilizes Check 21 technology to allow customers to make remote deposits from their business locations and gives them access to those funds within 24 to 48 hours; and
●	provide our business customers with access to SABL, our state-of-the-art asset-based lending system. Unlike most asset-based lending systems, which are based on manual processes or software that certifies a company’s borrowing base periodically, SABL provides a real time capability to analyze and adjust borrowing availability based on actual collateral levels. SABL is predicated on a link between any kind of accounting software used by the customer and Sonabank’s server.
●	Maintain Local Decision-Making and Accountability. We believe that we have a competitive advantage over larger national and regional financial institutions by providing superior customer service with experienced, knowledgeable management, localized decision-making capabilities and prompt credit decisions. We believe that our customers want to deal directly with the people who make the credit decisions.
●	Focus on Asset Quality and Strong Underwriting. We consider asset quality to be of primary importance and have taken measures in an effort to ensure that, despite the growth in our loan portfolio, we maintain strong asset quality through strong underwriting standards.
●	Build a Stable Core Deposit Base. We intend to continue to grow a stable core deposit base of business and retail customers. To the extent that our asset growth outpaces this local deposit funding source, we plan to continue to borrow and raise deposits in the national market using deposit intermediaries. We intend to continue our practice of developing a deposit relationship with each of our loan customers.

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

Lending Activities

Our primary strategic objective is to serve small to medium-sized businesses in our market with a variety of unique and useful services, including a full array of commercial mortgage and non-mortgage loans. These loans include commercial real estate loans, construction and permanent loans, development and builder loans, accounts receivable financing, lines of credit, equipment and vehicle loans, leasing, and commercial overdraft protection. We strive to do business in the areas served by our branches, which is also where our marketing is focused, and the vast majority of our loan customers are located in existing market areas. Substantially all of our loans are with borrowers in Virginia, Maryland, West Virginia, and Washington, D.C. The SBA may from time to time come to us because of our reputation and expertise as an SBA lender and ask us to review a loan outside of our core counties but within our market area. Prior to making a loan, we obtain loan applications to determine a borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations.

The following is a discussion of each of the major types of lending in which we engage. For more information on our lending activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition.”

Commercial Real Estate Lending

Permanent. Commercial real estate lending includes loans for permanent financing. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is strong. At December 31, 2019, our commercial real estate loans for permanent financing, including multi-family residential loans and loans secured by farmland, totaled $1.07 billion. Owner occupied commercial real estate loans totaled $414.5 million.

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

Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2019, we had $150.8 million of construction and land development loans.

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

Commercial Business Lending

These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2019, our commercial business loans totaled $221.4 million.

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

Sonabank has established with STM underwriting guidelines under which it will purchase residential construction only, construction loans that convert to permanent, and permanent loans primarily in its Virginia and Maryland footprint from STM. These are largely loans that do not conform to FNMA or FHLMC standards because of size or acreage. We purchased loans in an aggregate amount of $152.2 million from STM during 2019.

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

Home Equity Lines of Credit (“HELOC”). Sonabank rarely originated HELOCs prior to our merger with EVBS. Since our merger with EVBS, HELOC’s are now a regular part of our business model. At December 31, 2019, we had outstanding HELOC balances totaling $109.0 million.

Consumer Lending

We offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2019, we had $26.3 million of consumer loans outstanding.

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

We have a standing Credit Committee comprised of certain officers, each of whom has a defined lending authority in combination with other officers. These individual lending authorities are determined by our Executive Chairman and Chief Risk Officer and are based on the individual’s technical ability and experience. These lending authorities are approved by our board of directors. Our Credit Committee is comprised of three levels of members, based on experience: regular, senior, and executive. Our Senior Executive members are Ms. Derrico, Mr. Porter and Mr. Zember. Our Junior Executive members are Ms. Leibson and Mr. Brockwell. Mr. Stevens, Chief Risk Officer, must approve risk ratings for loans over $1.5 million, as well as exceptions to the Credit Policy. Mr. Tabor, Commercial Credit Team Lead must approve exceptions to Credit Policy for loans less than $1.5 million. Generally, group credits over $10 million must be approved by the Credit Committee and full Board of Directors or the Credit Committee plus two outside directors. Under our loan approval process, the sponsoring loan officer’s approval is required on all credit submissions. This approval must be included in or added to the individual and joining authorities outlined below. The sponsoring loan officer is primarily responsible for the customer’s relationship with us, including, among other things, obtaining and maintaining adequate credit file information. We require each loan officer to maintain loan files in an order and detail that would enable a disinterested third party to review the file and determine the current status and quality of the credit.

In addition to the approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one regular and one senior or executive member must approve loans up to $500 thousand. One regular, one senior and one executive member of the committee must approve all loans between $500 thousand and $1.0 million. One regular, one senior and two executive members must approve loans between $1.0 million and $6.0 million. All five executive members must approve loans over $6.0 million. Regardless of the number of approvals needed, we encourage each member not to rely on another member’s approval as a basis for approval and to treat his approval as if it were the only approval necessary to approve the loan. Our legal lending limit to one borrower is 15% of our unimpaired capital and surplus plus the allowance for loan losses. As of December 31, 2019, our legal lending limit was approximately $48.5 million. Our largest group credit as of December 31, 2019, was approximately $42.5 million.

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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our real estate owned (“OREO”) account until it is sold. These assets are initially recorded at fair value net of estimated selling costs. To the extent there is a subsequent decline in fair value, that amount is charged to operating expense. At December 31, 2019, we had OREO totaling $6.2 million.

Special Products and Services

To complement our array of loans, we also provide the following special products and services to our commercial customers:

Cash Management Services

Cash Management services are offered that enable the Bank’s business customers to maximize the efficiency of their cash management. Specific products offered in our Cash Management services program include the following:

●	Investment/sweep accounts
●	Wire Transfer services
●	Employer Services/Payroll processing services
●	Zero balance accounts
●	Night depository services
●	Lockbox services
●	Depository transfers
●	Merchant services (third party)
●	ACH originations
●	Business debit cards
●	Controlled disbursement accounts
●	SONA 24/7 (Check 21 processing)
●	Sonabank asset based lending (SABL)
●	Mobiliti, a mobile banking application for personal and business accounts

Some of the products listed above are described in-depth below.

●	SONA 24/7/Check 21: SONA 24/7 is ideal for landlords, property managers, medical professionals, and any other businesses that accept checks. SONA 24/7 allows customers of Sonabank to have total control over how, when, and where their checks will be deposited. SONA 24/7 uses the Check Truncation technology outlined by the “Check Clearing for the 21st Century Act”, passed in October 2004 (“Check 21”). With Check Truncation, paper checks can be converted to electronic images and processed between participating banks, vastly speeding up the check clearing process. SONA In-House passes on the benefits of Check Truncation directly to Sonabank’s business customers.
●	Lockbox Services: Sonabank will open a lockbox, retrieve and scan incoming checks, and deposit them directly into the customer’s account. The images of the checks will then be available to view online. This makes bookkeeping for the customer fast and easy, and because Sonabank is checking the lockbox daily, funds will often be available sooner. Big businesses have been using lockboxes for decades as a cash management tool. Sonabank makes this service cost effective for all small and medium sized businesses as well.
●	Employer Services: Sonabank will provide its business clients with software that allows them to generate ACH payroll transactions to their employees’ accounts.

●	SABL: Asset Based Lending is a form of “collateral-based” lending. It is a combination of secured lending and short-term business lending. It is a specialized form of financing that allows a bank’s commercial customers to pledge their working assets, typically accounts receivable and, to a lesser extent, inventory, as collateral to secure financing. Asset Based Lending borrowers are typically in the service, manufacturing or distribution fields.

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

SABL also offers an automated collateral upload, taking receivable information directly from the clients accounting system. SABL also offers discretionary borrowings and pay offs, allowing clients to borrow on or pay down their line at their discretion, as long as they are compliant with the SABL system. Lastly, SABL offers superior reporting, offering reports to bank officers that provide certain information they need to monitor risk. Customized reports can also be built for clients.

●	Mobiliti: Sona Mobile is perfect for customers on the go, as it is available on a large variety of devices and networks. Sona Mobile offers easy access to account balances, transactions and internal transfers. Mobile Deposit allows customers to save time by eliminating the need to visit a branch. The customer can deposit a check through Sona Mobile by using their certified device (up to $2,500).

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

●	Other Consumer/Retail Products and Services. Other products and services that are offered by the Bank are primarily directed toward the individual customer and include the following:
●	Debit cards
●	ATM services
●	Travelers Checks
●	Notary service in some branches
●	Wire transfers
●	Online banking with bill payment services
●	Credit Cards
●	Kasasa - rewards program

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

Employees

At December 31, 2019, we had 350 full-time equivalent employees. Management of Southern National and Sonabank considers its relations with its employees to be good. Neither Southern National nor Sonabank are a party to any collective bargaining agreement.

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

Source of Strength Obligations. A bank holding company is required to act as a source of financial and managerial strength to its subsidiary bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as the Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of the Bank, this agency is the Federal Reserve) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. The Bank is an FDIC-insured depository institution and thus subject to these requirements.

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

Change in Control. Federal law restricts the amount of voting stock of a bank holding company or a bank that a person (including an entity) may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to and obtain approval from the Federal Reserve before acquiring control of any bank holding company, such as Southern National. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s voting stock, or if one or more other control factors are present. As a result, a person or group generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

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

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1.0 billion in assets, such as Southern National and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2019, these rules have not been implemented. We and Sonabank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

The Bank is subject to the following risk-based capital ratios: a common equity Tier 1 ("CET1") risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-

balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks is 4%.

In addition, effective January 1, 2019, the capital rules require a capital conservation buffer of CET1 of 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to meet minimum capital requirements could also result in restrictions on the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at December 31, 2019, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

●	6.5% CET1 to risk-weighted assets;
●	8.0% Tier 1 capital to risk-weighted assets;
●	10.0% Total capital to risk-weighted assets; and
●	5.0% leverage ratio.

The Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2020.

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

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. In June 2016, the FASB issued ASU 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable. For SEC reporting companies that do not meet the definition of a smaller reporting company and with December 31 calendar year ends, such as the Company, CECL became effective January 1, 2020.

Payment of Dividends

Southern National is a legal entity separate and distinct from the Bank and other subsidiaries. Its primary source of cash, other than securities offerings, is dividends from the Bank. Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve has formal and informal policies which provide that insured banks should generally pay dividends only out of current operating earnings.

Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider certain factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

●	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
●	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
●	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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

Consumer Protection. The Dodd-Frank Act established the CFPB, an independent regulatory authority housed within the Federal Reserve having centralized authority, including examination and enforcement authority, for consumer protection in the banking industry. The CFPB has rule writing, examination, and enforcement authority with regard to the Bank’s (and the Company’s) compliance with a wide array of consumer financial protection laws, including the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others. The CFPB has broad authority to enforce a prohibition on unfair, deceptive, or abusive acts and practices. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

Deposit Insurance Assessments. The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of the Bank generally up to a maximum of $250,000 per depositor, per insured bank, for each account ownership category. The FDIC charges insured depository institutions quarterly premiums to maintain the DIF. Deposit insurance assessments are based on average total consolidated assets minus its average tangible equity, and take into account certain risk-based financial ratios and other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In addition, in 2019 the Bank was subject to quarterly assessments by the FDIC to pay interest on Financing Corporation ("FICO") bonds, ending in the first quarter of 2019.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.

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

Anti-Money Laundering. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs with minimum standards that include:

●	the development of internal policies, procedures, and controls;
●	the designation of a compliance officer;
●	an ongoing employee training program; and
●	an independent audit function to test the programs.

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

Concentrations in Lending. During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

●	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk based capital; or
●	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk based capital.

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

Consumer Regulation. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

●	limit the interest and other charges collected or contracted for by the Bank, including rules respecting the terms of credit cards and of debit card overdrafts;
●	govern the Bank’s disclosures of credit terms to consumer borrowers;
●	require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;
●	prohibit the Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
●	govern the manner in which the Bank may collect consumer debts; and
●	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

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

Any of the foregoing could adversely affect our financial condition and results of operations. While economic conditions in the Commonwealth of Virginia and the U.S. are stable, there can be no assurance that the economy will remain stable.

The Bank is also directly affected by government monetary and fiscal policy and by regulatory measures affecting the banking industry and the economy in general. The actions of the Federal Reserve Bank (“FRB”) as the nation’s central bank can directly affect the money supply and, in general, affect the lending activities of banks by increasing or decreasing the cost and availability of funds. An important function of the FRB is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the FRB to implement this objective are open market operations in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future; however, the effects of the various FRB policies on our future business and earnings cannot be predicted.

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

As a financial institution, we are under threat of loss due to hacking and cyber-attacks. This risk has increased in recent years, and continues to increase, as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent but would present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. While we have not experienced any material losses relating to cyber-attacks or other information security breaches since 2017, we have been subject of hacking and cyber-attack and there can be no assurance that we will not suffer additional losses in the future.

The occurrence of any cyber-attack or information security breach could result in material adverse consequences to us including damage to our reputation and the loss of customers. We also could face litigation or additional regulatory scrutiny. Litigation or regulatory actions in turn could lead to significant liability or other sanctions, including fines and penalties or reimbursement of customers adversely affected by security breach. Even if we do not suffer any material adverse consequences as a result of other future events, successful attacks or systems failures at the Bank or at other financial institutions could lead to a general loss of customer confidence in financial institutions including the Bank.

Our ability to mitigate the adverse consequences of occurrences is in part dependent on the quality of our information security procedures and contracts and our ability to anticipate the timing and nature of any such event that occurs. In recent years, we have incurred significant expense towards improving the reliability of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by cyber-attack and information security breach or others in the future. Methods used to attack information systems change frequently (with generally increasing sophistication), often are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world. As a result, we may be unable to address these methods in advance of attacks, including by implementing adequate preventive measures. If such an attack or breach does occur, we might not be able to fix it timely or adequately. To the extent that such an attack or breach relates to products or services provided by others, we seek to engage in due diligence and monitoring to limit the risk. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

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

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2019, our non-covered nonperforming assets (which consist of non-covered nonaccrual loans, loans past due 90 days and accruing and OREO) totaled $15.1 million, or 0.69% of total non-covered loans and OREO, which is an increase of $3.3 million, or 30.0%, compared with non-covered nonperforming assets of $11.8 million, or 0.54% of total non-covered loans and OREO at December 31, 2018. At December 31, 2017, our non-covered nonperforming assets were $24.5 million, or 1.20% of total non-covered loans and OREO.

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

Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $1.94 billion, or approximately 88.7% of our total loan portfolio, as of December 31, 2019. Although residential and commercial real estate values are strong in our market area, such values may not remain elevated. If loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for loan losses and adversely affect our financial condition and results of operations.

As of December 31, 2019, $713.8 million, or approximately 32.7% of our total loans, were secured by single-family residential real estate. This includes $604.8 million in residential 1-4 family loans and $109.0 million in home equity lines of credit. Total single-family residential real estate loans covered under the FDIC loss sharing agreement amount to $13.5 million as of December 31, 2019. If housing markets in our market areas do not remain strong or deteriorate, we may experience an increase in nonperforming loans, provision for loan losses and charge-offs.

If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.

As of December 31, 2019, a significant portion of our loan portfolio was comprised of loans secured by commercial real estate. In the majority of these loans, real estate was the primary collateral component. In some cases we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio. A weak real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.

A new accounting standard will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which -replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current U.S. GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

For SEC reporting companies that do not meet the definition of a smaller reporting company and with December 31 calendar year ends, such as Southern National, CECL became effective January 1, 2020. On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. We plan to elect the federal banking agencies’ rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of January 1, 2020, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We currently expect the adoption of this ASU will result in an increase of approximately $10.0 million to $15.0 million in our allowance for loan losses, including transfers of non-accretable discount on purchased credit-impaired loans. We do not expect this ASU to have a material impact on our investment securities portfolio at implementation.

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

We operate in a mixed market environment with influences from both rural and urban areas. Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington, D.C., Charlottesville and Clifton Forge (Alleghany County), Front Royal, New Market, Northern Neck, Middle Peninsula, Richmond, Hampton Roads and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in these market areas. As of December 31, 2019, substantially all of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in these market areas slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability.

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

We maintain an investment securities portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities. The market value of investment securities may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investment securities and other assets for impairment indicators. We may be required to record additional impairment charges if our investment securities suffer a decline in value that is considered other-than-temporary. During the years ended December 31, 2019, 2018 and 2017, we incurred no other-than-temporary impairment charges related to credit losses or sales of securities. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

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

As of December 31, 2019, we had $150.8 million of construction and land development loans. Construction and land development loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

●	the viability of the contractor;
●	the contractor’s ability to successfully complete the project, to meet deadlines and time schedules and to stay within cost estimates; and
●	concentrations of such loans with a single contractor and its affiliates.

Real estate construction and land development loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction and land development loans which provides us with an additional source of repayment. As of December 31, 2019, we did not have any nonperforming construction and land development loans and had $2.9 million of assets that have been foreclosed. If one or more of our larger borrowers were to default on their construction and land development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

As of December 31, 2019, we had $1.07 billion of commercial real estate loans, including multi-family residential loans and loans secured by farmland, none of which is covered by the FDIC loss sharing agreement. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service.

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

We completed the merger with EVBS on June 23, 2017, the acquisition of PGFSB on August 1, 2014, the acquisition of the HarVest Bank of Maryland on April 27, 2012, the acquisition and assumption of certain assets and liabilities of GAB from the FDIC on December 4, 2009.

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

A successful integration of each acquired bank with ours will depend substantially on our ability to successfully consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. While we have substantial experience in successfully integrating institutions we have acquired, we may encounter difficulties during integration, such as:

●	the loss of key employees;
●	the disruption of operations and businesses;
●	loan and deposit attrition, customer loss and revenue loss;
●	possible inconsistencies in standards, control procedures and policies;
●	unexpected issues with expected branch closures; and/or
●	unexpected issues with costs, operations, personnel, technology and credit;

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

Sonabank is required by the FRB to maintain adequate levels of capital to support our operations. In the event that our future operating results erode capital, if the Bank is required to maintain capital in excess of well-capitalized standards, or if we elect to expand through loan growth or acquisitions, we may be required to raise additional capital. Our ability to raise capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital on favorable terms when needed, or at all. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These outcomes could negatively impact our ability to operate or further expand our operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations. In addition, in order to raise additional capital, we may need to issue shares of our common stock that would dilute the book value of our common stock and reduce our current shareholders’ percentage ownership interest to the extent they do not participate in future offerings.

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	actual or anticipated variations in quarterly results of operations;
●	recommendations by securities analysts;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	news reports relating to trends, concerns and other issues in the financial services industry;
●	perceptions in the marketplace regarding us and/or our competitors;
●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
●	changes in government regulations; and
●	geopolitical conditions such as acts or threats of terrorism, military conflicts or pandemics.

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

As further described above under Supervision and Regulation—Capital Requirements, the Bank is subject to various regulatory capital requirements administered by the FRB.

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

As of December 31, 2019, the Bank exceeded the amounts required to be well capitalized with respect to all four required capital ratios. As of December 31, 2019, the Bank’s leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 12.07%, 14.81%, 14.81% and 15.29%, respectively.

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

The Bank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FRB rules, if the Bank ceases to be a well capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2019, we had $114.1 million of brokered deposits, which represented 5.4% of our total deposits.

We may not be able to successfully compete with others for business.

The metropolitan statistical areas in which we operate are considered highly attractive from an economic and demographic viewpoint, and are highly competitive banking markets. We compete for loans, deposits and investment dollars with numerous regional and national banks, online divisions of out-of-market banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers and private lenders. Many competitors have substantially greater resources than us, and operate under less stringent regulatory environments and may accordingly have greater flexibility in competing for business. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by other firms. These developments could result in our competitors gaining greater capital and other resources, or being able to offer a broader range of products and services with more geographic range. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds and adversely affect our overall financial condition and earnings.

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

As of December 31, 2019, our goodwill totaled $101.9 million and is primarily related to the 2017 acquisition of EVBS, which increased goodwill by $91.5 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Changes to government guaranteed loan programs could affect our SBA business.

The Bank relies on originating government guaranteed loans, in particular those guaranteed by the SBA. As of December 31, 2019, the Bank had $70.6 million of SBA loans, $45.1 million of which were guaranteed and $25.5 million were non-guaranteed. We can provide no assurance that the Bank will be able to continue originating these loans or that it will be able to sell the loans in the secondary market if market conditions are favorable.

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

On January 20, 2017, we issued $27.0 million in aggregate principal amount of 5.875% Fixed-to-Floating Rate Subordinated Notes due January 31, 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes are generally not redeemable by us until January 20, 2022. However, we are permitted to redeem these notes earlier upon the occurrence of a “tax event”, which is generally defined as a material risk that the interest paid on the Company Notes would not be deductible by us, in whole or in part, for federal income tax purposes. Provisions of the Tax Cuts and Jobs Act impose a limit on the amount of business interest which is deductible, capping that interest deduction at the sum of (i) the taxpayer’s business interest income for the tax year plus (ii) 30% of the taxpayer’s adjusted taxable income for the tax year. As a consequence, in the event the interest payments on the Company Notes exceed the total amount of permitted deductible business interest under the Tax Cuts and Jobs Act, such occurrence could constitute a “tax event” under the Company Notes due to the limitation on the deductibility of our interest payments on the Company Notes and thus permit us to redeem the SNBV Senior Subordinated Notes prior to 2022.

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

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts.  In developing and marketing new lines of business and/or new products and services, we undergo a new product process to assess the risks of the initiative, and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative.  Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. In addition, the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations. The widespread adoption of new technologies has and will continue to require us to make substantial capital expenditures to modify or adapt our systems to remain competitive and offer new products and services. Our ability to effectively implement new technologies to improve our operations and systems will impact our competitive position in the financial services industry. Furthermore, we may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not be accepted by customers. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

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

Employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm that adversely affects our customers and/or our business. The precautions we take to detect and prevent such misconduct may not always be effective and regulatory sanctions and/or penalties, serious harm to our reputation, financial condition, customer relationships and ability to attract new customers. In addition, improper use or disclosure of confidential information by our employees, even if inadvertent, could result in serious harm to our reputation, financial condition and current and future business relationships. The precautions we take to detect and prevent such misconduct may not always be effective.

We currently intend to pay dividends on our common stock; however, our future ability to pay dividends is subject to restrictions.

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2019. There are a number of restrictions on our ability to pay dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

Severe weather, natural disasters, climate change, acts of war or terrorism, health emergencies or pandemics and other adverse external events could significantly impact our business.

Severe weather, natural disasters, climate change, acts of war or terrorism, health emergencies or pandemics and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Such events could also result in significant market volatility and could adversely affect the U.S. or global economies. Although management has established disaster recovery policies and procedures, there can be no assurance of the effectiveness of such policies and procedures, and the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Southern National does not have any unresolved staff comments from the SEC to report for the year ended December 31, 2019.

Item 2. Properties

Southern National’s principal office is located at 6830 Old Dominion Drive, McLean, Virginia. Southern National and Sonabank also have executive offices located at 1002 Wisconsin Avenue, N.W., Washington, DC and 10900 Nuckols Road, Suite 325, Glen Allen, Virginia. Including these main locations, our bank owns 29 properties and leases 25 properties, all of which are used as branch locations or for housing operational units in Maryland and Virginia. At December 31, 2019, Sonabank had forty-five full-service branches. Thirty-eight full-service retail branches are in Virginia, located in Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Haymarket, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, South Riding, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg, and seven full-service retail branches in Maryland, located in Bethesda, Brandywine, Huntingtown, Owings, Rockville, Shady Grove, and Upper Marlboro.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Southern National’s common stock is traded on the Nasdaq Global Market under the symbol “SONA”. There were 24,295,380 shares of our common stock outstanding at the close of business on March 5, 2020, which were held by 1,371 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $14.07.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2019, Southern National had outstanding stock options granted under the 2010 Stock Awards and Incentive Plan (the “2010 Plan”) and the 2017 Equity Compensation Plan (the “2017 Plan”), which were approved by its shareholders. The following table provides information as of December 31, 2019 regarding Southern National’s equity compensation plans under which our equity securities are authorized for issuance:

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted average	equity compensation plans
	to be issued upon exercise	exercise price of	(excluding securities reflected
	of outstanding options	outstanding options	in column A)
Plan category	A	B	C
Equity compensation plans approved by security holders	555,750	$10.02	643,600
Equity compensation plans not approved by security holders	—	—	—
Total	555,750	$10.02	643,600

Issuer Purchases of Equity Securities

None.

Performance Graph

The following chart compares the cumulative total shareholder return on Southern National common stock during the five years ended December 31, 2019, with the cumulative total return of the Russell 2000 Index and the SNL Bank and Thrift Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on December 31, 2014 in Southern National common stock, the Russell 2000 Index and the SNL Bank and Thrift Index.

The historical stock price performance for Southern National common stock shown on the graph below is not necessarily indicative of future stock performance.

Total Return Performance
200
150
100
50
Index Value
Southern National Bancorp of Virginia, Inc.
Russell 2000 Index
SNL U.S. Bank and Thrift Index
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	2014	2015	2016	2017	2018	2019
Southern National Bancorp of Virginia, Inc.	100.00	120.45	154.54	154.57	129.98	164.58
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
SNL Bank and Thrift Index	100.00	102.02	128.80	151.45	125.81	170.04

Item 6. Selected Financial Data

The following table sets forth selected financial data for Southern National as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Results of Operations:
Interest income	$120,524	$118,907	$83,570	$48,947	$43,701
Interest expense	36,924	27,841	15,653	8,633	7,077
Net interest income	83,600	91,066	67,917	40,314	36,624
Provision for loan losses	350	4,200	8,625	4,912	3,171
Net interest income after provision for loan losses	83,250	86,866	59,292	35,402	33,453
Noninterest income	12,586	10,199	5,429	2,820	3,781
Noninterest expenses	56,592	53,760	49,149	22,815	23,278
Income before income taxes	39,244	43,305	15,572	15,407	13,956
Income tax expense	6,077	9,614	13,147	5,095	4,667
Net income	$33,167	$33,691	$2,425	$10,312	$9,289

Per Share Data:
Earnings per share - Basic	$1.38	$1.40	$0.13	$0.84	$0.76
Earnings per share - Diluted	$1.36	$1.39	$0.13	$0.83	$0.75
Cash dividends paid per share	$0.36	$0.32	$0.32	$0.32	$0.52
Book value per share	$15.60	$14.48	$13.48	$10.30	$9.78
Dividend payout ratio	26.09%	22.86%	246.15%	38.10%	68.42%
Weighted average shares outstanding - Basic	24,050,037	24,012,437	18,390,810	12,251,804	12,224,494
Weighted average shares outstanding - Diluted	24,325,182	24,272,617	18,671,392	12,426,783	12,330,431
Shares issued and outstanding at end of period	24,181,534	24,052,253	23,936,453	12,263,643	12,234,443

Selected Performance Ratios and Other Data:
Return on average assets	1.22%	1.25%	0.13%	0.95%	0.95%
Return on average equity	9.13%	9.99%	1.02%	8.37%	7.87%
Yield on earning assets	4.88%	4.86%	4.76%	4.84%	4.85%
Cost of funds	1.58%	1.19%	0.94%	0.91%	0.91%
Net interest margin	3.39%	3.72%	3.87%	3.99%	4.07%
Net charge-offs to average loans	0.11%	0.06%	0.51%	0.53%	0.28%
Allowance for loan losses to total non-covered loans	0.47%	0.57%	0.46%	0.95%	1.06%
Stockholders' equity to total assets	13.86%	12.89%	12.35%	11.06%	11.55%

Financial Condition:
Total assets	$2,722,170	$2,701,295	$2,614,252	$1,142,443	$1,036,107
Total loans	2,186,047	2,178,824	2,062,328	930,415	829,425
Total deposits	2,124,718	2,097,600	1,865,156	912,982	825,294
Stockholders' equity	377,241	348,290	322,772	126,344	119,636
(1)

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

Accounting for the FDIC Indemnification Asset and Acquired Loans

Southern National acquired loan portfolios through its acquisitions of GAB in 2009, HarVest Bank of Maryland in 2012, PGFSB in 2014 and EVBS in 2017. The single family residential loans acquired in the GAB transaction are referred to as “covered loans” because of loss protection provided by the FDIC pursuant to a loss sharing agreement which expired in December 2019. The loss sharing agreement with the FDIC related to non-single family (commercial) loans expired in December 2014. The loans acquired in the EVBS, HarVest Bank of Maryland, and PGFSB transactions are not covered by an FDIC loss sharing agreement.

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

Intangible assets with finite useful lives represent the future benefit associated with the acquisition of the core deposits and are amortized over their estimated useful lives utilizing a method that approximates the expected attrition of the deposits. Under FASB ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized, but rather tested annually for impairment. Southern National evaluates goodwill for impairment each year as of September 30. Goodwill totaled $101.9 million at December 31, 2019. There was no impairment recorded for the years ended December 31, 2019, 2018 and 2017.

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

Valuation of Deferred Tax Asset

The provision for income taxes reflects the tax effects of the transactions reported in the consolidated financial statements, including taxes currently due as well as changes in deferred taxes. Deferred tax assets and liabilities represent estimates of the future tax return consequences of temporary differences between carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are computed by using currently enacted income tax rates and applying those rates to the periods in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. As of December 31, 2019 and 2018, management concluded that it is more likely than not that Southern National will generate sufficient taxable income to fully utilize our deferred tax assets.

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

We completed the acquisition of the HarVest Bank of Maryland on April 27, 2012 and the acquisition and assumption of certain assets and liabilities of GAB from the FDIC on December 4, 2009. As part of the GAB acquisition, the Bank and the FDIC entered into a loss sharing agreement (the “loss sharing agreement”) on approximately $143.4 million (cost basis) of GAB’s assets. The Bank shared the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.”

At December 31, 2019, Sonabank had forty-five full-service branches. Thirty-eight full-service retail branches are in Virginia, located in Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Haymarket, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, South Riding, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg, and seven full-service retail branches in Maryland, located in Bethesda, Brandywine, Huntingtown, Owings, Rockville, Shady Grove, and Upper Marlboro. We have administrative offices in Warrenton and Glen Allen, Virginia, and executive offices in Georgetown, Washington, D.C. and Glen Allen, Virginia where senior management is located.

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

RESULTS OF OPERATIONS

Net Income

Net income for the year ended December 31, 2019 was $33.2 million, compared to $33.7 million for the year ended December 31, 2018.

The decrease in net income during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily driven by a nonrecurring other loss of $2.5 million and related legal expense of $397 thousand, net of taxes. The decrease was partially offset by an income tax benefit in the second quarter of 2019 due to the formal assessment and rebooking of $1.2 million deferred tax asset stemming from a $5.5 million acquired net operating loss carryforward.

Net income increased $31.3 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. Southern National’s results for the year ended December 31, 2018 was impacted by $4.5 million of acquired loan discount accretion on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince George Federal Savings Bank. For the year ended December 31, 2018, other noninterest income benefited from $2.5 million of recoveries of legacy investment securities and loans charged off by EVBS before Southern National merged with EVBS during the late second quarter of 2017. Net income was also impacted by the reduced statutory federal tax rate applicable to the Company from 34% to 21% due to the enactment of the Tax Cuts and Jobs Act of 2017, which became effective on December 22, 2017. We recognized an additional income tax expense totaling $7.2 million in 2017 from the revaluation of net deferred tax asset as a result of the reduction in the corporate tax rate. For the year ended December 31, 2018, there was no material net tax expense resulting from a finalization of the calculations in 2018.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $83.6 million during the year ended December 31, 2019, compared to $91.0 million during the year ended December 31, 2018, which was a direct result of the rising interest rate environment during 2018, competition for deposits and a decreasing rate environment during the second half of 2019. Southern National’s net interest margin was 3.39% during the year ended December 31, 2019 compared to 3.72% during the year ended December 31, 2018. The yield on average interest-earning assets increased 2 basis points to 4.88% during the year ended December 31, 2019 when comparing to the 4.86% yield on average interest-earning assets during 2018. The cost of average interest-bearing liabilities increased 45 basis points to 1.84% during the year ended December 31, 2019 when comparing to the 1.39% cost on average interest-bearing liabilities during 2018. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $3.9 million and $4.5 million to net interest income in the years ended December 31, 2019 and 2018, respectively. The decrease in accretion was due to the slowdown in the volume of acquired loan prepayments and payoffs. Average loans during the year ended December 31, 2019 were $2.16 billion compared to $2.14 billion during 2018.

Net interest income was $91.0 million during the year ended December 31, 2018, compared to $67.9 million during the year ended December 31, 2017. Average loans during the year ended December 31, 2018 were $2.14 billion compared to $1.53 billion during 2017, with the increase mostly attributable to the acquisition of EVBS in June of 2017. Southern National’s net interest margin was 3.72% during the year ended December 31, 2018 compared to 3.87% during the year ended December 31, 2017. The yield on average interest-earning assets increased 10 basis points to 4.86% during the year ended December 31, 2018 when comparing to the 4.76% yield on average interest-earning assets during 2017. The cost of average interest-bearing liabilities increased 31 basis points to 1.39% during the year ended December 31, 2018 when comparing to the 1.08% cost on average interest-bearing liabilities during 2017. The loan discount accretion on our acquisitions were $4.5 million and $3.8 million in the years ended December 31, 2018 and 2017, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Year Ended
	2019			2018			2017
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,159,681	$112,181	5.19%	$2,138,845	$110,213	5.15%	$1,528,081	$77,764	5.09%
Investment securities	241,800	6,224	2.57%	247,182	6,386	2.58%	182,464	4,569	2.50%
Other earning assets	66,582	2,119	3.18%	59,594	2,308	3.87%	44,546	1,237	2.78%
Total earning assets	2,468,063	120,524	4.88%	2,445,621	118,907	4.86%	1,755,091	83,570	4.76%
Allowance for loan losses	(11,852)			(11,292)			(9,831)
Total non-earning assets	264,265			260,348			177,357
Total assets	$2,720,475			$2,694,677			$1,922,617

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$360,254	$2,989	0.83%	$324,797	$1,478	0.46%	$192,789	$704	0.36%
Money market accounts	439,097	7,745	1.76%	328,142	3,060	0.93%	256,746	1,582	0.62%
Savings accounts	145,855	461	0.32%	159,865	512	0.32%	112,868	442	0.39%
Time deposits	868,420	19,407	2.23%	808,718	13,185	1.63%	668,566	8,265	1.24%
Total interest-bearing deposits	1,813,626	30,602	1.69%	1,621,521	18,235	1.12%	1,230,969	10,993	0.89%
Borrowings	188,647	6,322	3.35%	380,822	9,606	2.52%	218,581	4,660	2.13%
Total interest-bearing liabilities	2,002,273	36,924	1.84%	2,002,343	27,841	1.39%	1,449,550	15,653	1.08%
Noninterest-bearing liabilities:
Demand deposits	332,924			336,380			219,107
Other liabilities	22,115			18,646			15,694
Total liabilities	2,357,312			2,357,370			1,684,351
Stockholders' equity	363,163			337,307			238,266
Total liabilities and stockholders' equity	$2,720,475			$2,694,677			$1,922,617
Net interest income		$83,600			$91,066			$67,917
Interest rate spread			3.04%			3.47%			3.68%
Net interest margin			3.39%			3.72%			3.87%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended			Year Ended
	December 31, 2019 vs. 2018			December 31, 2018 vs. 2017
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
	(in thousands)
Interest-earning assets:
Loans, net of deferred fees	$1,172	$796	$1,968	$31,476	$973	$32,449
Investment securities	(129)	(33)	(162)	1,669	148	1,817
Other earning assets	365	(553)	(188)	496	575	1,071

Total interest-earning assets	1,408	210	1,618	33,641	1,696	35,337

Interest-bearing liabilities:
NOW and other demand accounts	176	1,335	1,511	556	218	775
Money market accounts	1,304	3,380	4,684	532	946	1,478
Savings accounts	(50)	—	(50)	124	(54)	70
Time deposits	1,074	5,148	6,222	1,982	2,938	4,920
Total interest-bearing deposits	2,504	9,863	12,367	3,194	4,048	7,243
Borrowings	(9,391)	6,108	(3,283)	3,962	984	4,946
Total interest-bearing liabilities	(6,887)	15,971	9,084	7,156	5,032	12,189

Change in net interest income	$8,295	$(15,761)	$(7,466)	$26,485	$(3,337)	$23,148

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

The provision for loan losses for the years ended December 31, 2019, 2018 and 2017 was $350 thousand, $4.2 million and $8.6 million, respectively. We had charge-offs totaling $3.3 million during 2019, $3.1 million during 2018 and $8.8 million during 2017. There were recoveries totaling $906 thousand during 2019, $1.8 million during 2018 and $991 thousand during 2017. The provision for loan losses decreased $3.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to improved credit quality, lower loan volume, lower delinquencies and favorable loss history in 2019. The primary driver of the decreased level of recoveries during the year ended December 31, 2019, as compared to 2018, was $1.3 million in recoveries on commercial loans in 2018 that did not recur.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for loan losses.

Noninterest Income

The following tables present the major categories of noninterest income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

(dollars in thousands)	2019	2018	Change
Account maintenance and deposit service fees	$7,159	$5,959	$1,200
Income from bank-owned life insurance	1,699	1,983	(284)
Equity income (loss) from mortgage affiliate	1,191	(894)	2,085
Recoveries related to acquired charged-off loans and investment securities	1,537	2,610	(1,073)
Other	1,000	541	459
Total noninterest income	$12,586	$10,199	$2,387

(dollars in thousands)	2018	2017	Change
Account maintenance and deposit service fees	$5,959	$3,564	$2,395
Income from bank-owned life insurance	1,983	929	1,054
Equity loss from mortgage affiliate	(894)	(345)	(549)
Gain on sales of investment securities	—	255	(255)
Recoveries related to acquired charged-off loans and investment securities	2,610	757	1,853
Other	541	269	272
Total noninterest income	$10,199	$5,429	$4,770

Noninterest income increased 24% to $12.6 million in the year ended December 31, 2019 from $10.2 million in 2018. The $2.4 million increase was primarily driven by an increase of $1.2 million increase in account maintenance and deposit fees and $2.1 million increase in equity income from mortgage affiliate, partially offset by $1.1 million decrease in recoveries related to acquired charged-off loans and investment securities. Income improved on account maintenance and deposit services fee in the current year compared to the prior year. Income from the investment in STM totaled $1.2 million during the year ended December 31, 2019 compared to a loss of $894 thousand during the year ended December 31, 2018. The increase was primarily driven by strengthened management and operational improvements within STM. For the year ended December 31, 2019, recoveries related to acquired charged-off loans and investment securities was $1.5 million compared to $2.6 million for the year ended December 31, 2018. Other noninterest income benefitted from a $337 thousand gain on sale of the last remaining fixed asset premises held for sale during 2019.

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

Noninterest Expense

The following tables present the major categories of noninterest expense for the years ended December 31, 2019, 2018 and 2017 (in thousands):

(dollars in thousands)	2019	2018	Change
Salaries and benefits	$26,261	$27,706	$(1,445)
Occupancy expenses	6,204	6,628	(424)
Furniture and equipment expenses	2,719	2,795	(76)
Amortization of core deposit intangible	1,418	1,445	(27)
Virginia franchise tax expense	2,251	1,839	412
Data processing expense	2,381	1,885	496
Telephone and communication expense	1,615	2,035	(420)
Net (gain) loss on other real estate owned	(38)	360	(398)
Professional fees	3,612	1,644	1,968
Other operating expenses	10,169	7,423	2,746
Total noninterest expenses	$56,592	$53,760	$2,832

(dollars in thousands)	2018	2017	Change
Salaries and benefits	$27,706	$20,285	$7,421
Occupancy expenses	6,628	4,809	1,819
Furniture and equipment expenses	2,795	2,228	567
Amortization of core deposit intangible	1,445	845	600
Virginia franchise tax expense	1,839	969	870
Data processing expense	1,885	1,140	745
Telephone and communication expense	2,035	1,422	613
Net loss on other real estate owned	360	520	(160)
Professional fees	1,644	1,798	(154)
Merger expenses	—	9,426	(9,426)
Other operating expenses	7,423	5,707	1,716
Total noninterest expenses	$53,760	$49,149	$4,611

Noninterest expenses were $56.6 million during the year ended December 31, 2019, compared to $53.7 million during the year ended December 31, 2018. The year-over-year increase of 5.3% in noninterest expenses was primarily due to an increase in other operating expenses driven by a nonrecurring loss of $3.2 million with related legal expense of $502 thousand during the first quarter of 2019. Professional fees increased $2.0 million for the year ended December 31, 2019, when compared to the year ended December 21, 2018 mainly due to costs incurred as part of our implementation efforts for the 2020 adoption of the Current Expected Credit Losses (“CECL”) accounting standard, enhancements to our compliance and Bank Secrecy Act programs, and general legal expense for corporate matters in 2019. Employee compensation and benefits expense totaled $26.3 million and $27.7 million for the year ended December 31, 2019 and 2018, respectively. The decrease was due to a reduction in staffing in 2019.

Noninterest expenses were $53.7 million during the year ended December 31, 2018, compared to $49.1 million during the year ended December 31, 2017. The year-over-year increase of 9.4% in noninterest expenses was mainly driven by increased salaries and benefits of $7.4 million in 2018 compared to 2017 due to additional staff added in the EVBS acquisition. Occupancy expenses and furniture and equipment expenses increased $1.8 million and $567 thousand, respectively, year-over-year to $6.6 million and $2.8 million, respectively, for the year ended December 31, 2018 primarily associated with the EVBS merger. The increases in noninterest expenses associated with the EVBS merger were in-line with management's pre-merger expectations. Other operating expenses increased $1.2 million for the year ended December 31, 2018, when compared to the year ended December 31, 2017. Merger expenses associated with the EVBS acquisition was $9.4 million for the year ended December 31, 2017, which did not recur during 2018.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $2.72 billion as of December 31, 2019 and $2.70 billion as of December 31, 2018. Total loans increased 0.3%, from $2.18 billion at December 31, 2018 to $2.19 billion at December 31, 2019, primarily due to loan growth of $262.5 million during 2019, partially offset by unanticipated large loan payoffs or paydowns of $98.2 million in 2019. Total deposits were $2.12 billion at December 31, 2019 compared to $2.09 billion at December 31, 2018 and total equity was $377.2 million and $348.3 million at December 31, 2019 and December 31, 2018, respectively.

Loans

Total loans, net of deferred fees were $2.19 billion and $2.18 billion at December 31, 2019 and 2018, respectively. The $7.2 million increase in total loans, net of deferred fees during 2019 has primarily been the result of loan growth, partially offset by unanticipated pay downs or payoffs of loans two million and greater in size during the year. New loans originated in 2019 totaled $262.5 million. Loans two million and greater in size, that have been paid off or paid down in 2019, included $52.3 million due to the sale of the customer’s property, $24.1 million in loans that refinanced elsewhere for unacceptable rate or structure, $13.7 million were projects that transitioned to government financing, and $8.1 million was due to cyclical fluctuation in credit line activity. Additionally, in the first quarter of 2019, $33.9 million of commercial loans were reclassified into loans secured by real estate, upon review and validation of collateral and Call Report codes.

As of December 31, 2019 and 2018, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

The following table summarizes the composition of our loans, net of unearned income, at December 31 for the years indicated (in thousands):

	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$414,479	19.0%	$407,031	18.7%	$401,847	19.5%	$154,807	16.6%	$141,521	17.0%
Commercial real estate - non-owner occupied	559,195	25.6%	540,698	24.8%	440,700	21.4%	279,634	29.9%	256,513	30.8%
Secured by farmland	17,622	0.8%	20,966	1.0%	23,038	1.1%	541	0.1%	578	0.1%
Construction and land development	150,750	6.9%	146,654	6.7%	197,972	9.6%	91,067	9.8%	67,832	8.2%
Residential 1-4 family (1)	604,777	27.7%	565,083	25.9%	483,006	23.4%	230,810	24.8%	178,071	21.4%
Multi- family residential	82,055	3.8%	82,516	3.8%	70,892	3.4%	30,021	3.2%	25,501	3.1%
Home equity lines of credit (1)	109,006	5.0%	128,225	5.9%	152,829	7.4%	29,203	3.1%	35,177	4.2%
Total real estate loans	1,937,884	88.7%	1,891,173	86.8%	1,770,284	85.8%	816,083	87.5%	705,193	84.8%

Commercial loans	221,447	10.1%	255,441	11.7%	253,258	12.3%	115,365	12.4%	124,985	15.0%
Consumer loans	26,304	1.2%	32,347	1.5%	39,374	1.9%	856	0.1%	1,366	0.2%
Gross loans	2,185,635	100%	2,178,961	100%	2,062,916	100%	932,304	100%	831,544	100%

Plus (less) deferred costs (fees) on loans	412		(137)		(588)		(1,889)		(2,119)
Loans, net of deferred fees	$2,186,047		$2,178,824		$2,062,328		$930,415		$829,425

Covered loans included above in residential 1-4 family and home equity lines of credit (1)	$13,527		$18,252		$23,339		$28,180		$34,373
(1)	Includes loans acquired in the GAB transaction covered under an FDIC loss-share agreement which expired on December 31, 2019.

The following table sets forth the contractual maturity ranges of the construction and land development and commercial loan portfolios and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2019 (in thousands):

		After 1 Year
		Through 5 Years		After 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Construction and land development	$99,185	$25,654	$11,057	$5,103	$9,751	$150,750
Commercial	110,189	54,492	14,407	6,890	35,469	221,447
Total	$209,374	$80,146	$25,464	$11,993	$45,220	$372,197

Asset Quality; Past Due Loans and Nonperforming Assets

Asset quality remained high during 2019. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

The following table presents a comparison of non-covered nonperforming assets as of December 31, for the years indicated (in thousands):

	2019	2018	2017	2016	2015
Nonaccrual loans	$8,900	$6,709	$16,931	$3,795	$4,173
Loans past due 90 days and accruing interest	—	—	—	—	—
Total nonperforming loans	8,900	6,709	16,931	3,795	4,173
Other real estate owned	6,224	5,077	7,577	8,617	10,096
Total non-covered nonperforming assets	$15,124	$11,786	$24,508	$12,412	$14,269

Troubled debt restructurings	$697	$692	$672	$688	$699
SBA guaranteed amounts included in nonaccrual loans	$4,129	$3,391	$4,664	$2,173	$3,541

Allowance for loan losses to nonperforming loans	115.30%	207.63%	55.50%	226.88%	201.80%
Allowance for loan losses to total non-covered loans	0.47%	0.57%	0.46%	0.95%	1.06%
Nonperforming assets excluding SBA guaranteed loans to total non-covered assets	0.41%	0.28%	0.77%	0.92%	1.07%

Covered nonperforming assets are not included in the table above because the carrying value includes a component for credit losses (the nonaccretable yield).

OREO at December 31, 2019 was $6.2 million compared to $5.1 million at December 31, 2018. Increase in OREO was driven by foreclosure of three small commercial properties and one residential property in 2019.

Non-covered nonaccrual loans were $4.8 million (excluding $4.1 million of loans fully covered by SBA guarantees) at December 31, 2019 compared to $3.3 million (excluding $3.4 million of loans fully covered by SBA guarantees) at December 31, 2018. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to total non-covered assets decreased from 0.28% at December 31, 2018 to 0.41% at December 31, 2019.

At December 31, 2019, our total substandard loans (covered and non-covered) totaled $10.5 million. Included in the total substandard loans were SBA guarantees of $0.3 million and covered loans of $0.9 million. Special mention loans totaled $12.2 million at December 31, 2019.

As of December 31, 2019, we had three TDR loans, totaling $697 thousand. One loan was modified as a TDR during each of the years ending December 31, 2019 and 2018. One TDR which had been modified in 2013 defaulted in 2015. This loan, in the amount of $645 thousand, was current as of December 31, 2019.

It is the Bank’s practice to concurrently charge off collateral-dependent loans at the time loan impairment is recognized. We had $245 thousand charge-offs on loans individually evaluated for impairment as of December 31, 2019.

We identify potential problem loans based on loan portfolio credit quality. We define our potential problem loans as our non-covered classified/criticized loans less total non-covered nonperforming loans noted above. At December 31, 2019 and 2018, our potential problem loans totaled $0.7 million and $0.2 million, respectively.

Allowance for Loan and Lease Losses

We are very focused on the asset quality of our loan portfolio, both before and after the loan is made. We have established underwriting standards that we believe are effective in maintaining high credit quality in our loan portfolio. We have experienced loan officers who take personal responsibility for the loans they underwrite, a standing credit committee that reviews each loan application carefully, and a requirement that loans over $6,000,000 must be approved by all five executive members of our standing credit committee and loans over $10,000,000 must be approved by the full board of directors or two outside directors.

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

Our loan review program is administrated by the Chief Risk Officer who reports results directly to the Audit Committee of the Board of Directors. The Bank’s credit policy specifies that “Internal Loan review is responsible for performing a full scope review and written report of loans with a total dollar commitment amount equal to 30% of commercial loans outstanding at the previous year-end including Construction and Development, Nonfarm Nonresidential (CRE) and Commercial and Industrial loans.” In 2019, internal loan review performed loan reviews on loans and commitments totaling 25.3% of this loan portfolio outstanding as of December 31, 2018. External loan review is responsible for reviewing 50% of the same portfolio at previous year end. An independent third party consultant performed loan reviews on 59.1% of this portfolio. In 2019, internal and external loan reviews were performed on 84.4% of the specified portfolio of loans. In 2020 we plan to have the independent third-party consultant review loans and commitments totaling at least 50% of the loan portfolio outstanding as of December 31, 2019, and another 30% reviewed internally. Loan reviews totaling at least 80% of the specified commercial loan portfolio outstanding at December 31, 2019 will be performed. The purpose of loan review by a third-party is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the Bank’s credit policy and regulatory guidance. Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.

The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated (in thousands):

	As of December 31,
	2019		2018		2017		2016		2015
		Percent of		Percent of		Percent of		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by	Allowance	Loans by	Allowance	Loans by	Allowance	Loans by
	for Loan	Category to	for Loan	Category to	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
Commercial real estate (1)	$2,530	49.1%	$2,471	48.2%	$2,011	45.4%	$2,389	49.8%	$2,407	51.0%
Construction and land development	683	6.9%	821	6.7%	692	9.6%	752	9.8%	865	8.2%
Residential 1-4 family (2)	1,266	32.7%	1,106	31.8%	1,586	30.8%	1,279	27.9%	1,408	25.6%
Commercial loans	4,518	10.1%	6,497	11.7%	4,496	12.3%	3,366	12.4%	3,041	15.0%
Consumer loans	190	1.2%	224	1.5%	612	1.9%	78	0.1%	48	0.2%
Total	9,187	100.0%	11,119	100.0%	9,397	100.0%	7,864	100.0%	7,769	100.0%
Allowance for acquired loan losses	900		600		—		—		—
Total allocated allowance	10,087		11,719		9,397		7,864		7,769
Unallocated allowance	174		564		—		746		652
Total	$10,261		$12,283		$9,397		$8,610		$8,421
(1)	Includes owner and non-owner occupied loans, loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following table presents an analysis of the allowance for loan losses for the periods indicated (in thousands):

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Balance, beginning of period	$12,283	$9,397	$8,610	$8,421	$7,414
Provision charged to operations:
Provision for non-purchased loans	50	3,600	8,625	4,912	3,171
Provision for purchase credit impaired loans	300	600	—	—	—
Total provisions	350	4,200	8,625	4,912	3,171
Recoveries credited to allowance:
Real estate - commercial (1)	213	15	431	8	36
Real estate - construction, land and other	—	—	1	121	139
Real estate - residential 1-4 family (2)	306	125	17	10	242
Commercial	351	1,626	538	96	91
Consumer	36	18	4	4	1
Total recoveries	906	1,784	991	239	509
Loans charged off:
Real estate - commercial (1)	1,645	400	100	799	1,067
Real estate - construction, land and other	—	—	—	449	—
Real estate - residential 1-4 family (2)	742	842	369	22	413
Commercial	622	1,566	8,250	3,370	1,174
Consumer	269	290	110	322	19
Total loans charged-off	3,278	3,098	8,829	4,962	2,673
Net charge-offs	2,372	1,314	7,838	4,723	2,164
Balance, end of period	$10,261	$12,283	$9,397	$8,610	$8,421

Net charge-offs to average loans, net of unearned income	0.11%	0.06%	0.51%	0.53%	0.28%
(1)	Includes owner and non-owner occupied loans, loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

In 2019, we had loan charge-offs totaling $3.3 million, compared to $3.1 million in 2018.

We believe that the allowance for loan losses at December 31, 2019 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for loan losses in future periods if the results of their reviews warrant additions to the allowance for loan losses.

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

●	Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities (“MBS”)
●	Collateralized mortgage obligations
●	U.S. Treasury securities
●	SBA guaranteed loan pools
●	Agency securities
●	Obligations of states and political subdivisions
●	Pooled trust preferred securities comprised of a minimum of 80% bank collateral with an investment grade rating or a minimum of 60% bank collateral with a AAA rating at purchase
●	Other corporate debt securities rated Aa3/AA- or better at purchase

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

We classify our investment securities as either held to maturity or available for sale. Debt investment securities that Southern National has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Investment securities classified as available for sale are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Investment securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Investment securities totaling $72.5 million were in the held to maturity portfolio at December 31, 2019, compared to $92.4 million at December 31, 2018. Investment securities totaling $164.8 million were in the available for sale portfolio at December 31, 2019, compared to $143.4 million at December 31, 2018. During 2019, $45.1 million and $15.3 million, respectively, of available for sale investment securities and held to maturity investment securities were purchased. No investment securities were sold during 2019. No investment securities were purchased or sold during 2018.

As of December 31, 2019, we owned pooled trust preferred investment securities as follows (in thousands):

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
						(in thousands)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa1	AA	$2,019	$1,882	$1,982	17%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	WD	57	56	53	45%	4
						$2,076	$1,938	$2,035		$223

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	WD	$1,500	$1,040	$795	32%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,773	15%	660
						$3,650	$2,530	$2,568		$1,060

Total						$5,726	$4,468	$4,603
(1)	Pre-tax, and represents unrealized losses at date of transfer from available for sale to held to maturity, net of accretion
(2)	Pre-tax

Each of these investment securities has been evaluated for other than temporary impairment (“OTTI”). In performing a detailed cash flow analysis of each investment security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of OTTI. The cash flow analyses performed included the following assumptions:

●	0.5% of the remaining performing collateral will default or defer per annum.
●	Recoveries of 9% with a two-year lag on all defaults and deferrals.
●	No prepayments for 10 years and then 1% per annum for the remaining life of the investment security.
●	Our investment securities have been modeled using the above assumptions by independent third parties using the forward LIBOR curve to discount projected cash flows to present values.

We recognized no OTTI charges during 2019 or 2018.

Investment securities in our portfolio as of December 31, 2019 were as follows:

●	residential government-sponsored collateralized mortgage obligations in the amount of $39.8 million;
●	agency residential government-sponsored mortgage-backed securities in the amount of $71.9 million;
●	corporate bonds in the amount of $2.0 million;
●	commercial mortgage-backed securities in the amount of $27.7 million;
●	SBA loan pool securities in the amount of $14.4 million;

●	callable agency securities in the amount of $44.2 million;
●	trust preferred securities in the amount of $4.5 million, $1.9 million of which is Alesco VII A1B which is rated Aaa (Moody’s); and
●	municipal bonds in the amount of $32.7 million (fair value of $32.8 million) with a taxable equivalent yield of 2.9% and ratings as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$6,530	AAA	$6,100
Aa1	6,611	AA+	6,637
Aa2	3,908	AA	9,799
Aa3	696	AA-	1,816
A1	2,344	A+	1,008
A2	1,511	A	840
Baa1	1,013	BBB+	1,013
NA	10,204	NA	5,604
Total	$32,817	Total	$32,817

For additional information regarding investment securities refer to “Item 8. Financial Statements and Supplementary Data, Note 2-Investment Securities.”

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale investment securities are reported at fair value, and held to maturity investment securities are reported at amortized cost (in thousands).

	December 31,
	2019	2018	2017
Available for sale securities:
Residential government-sponsored mortgage-backed securities	$48,979	$27,302	$30,864
Obligations of states and political subdivisions	17,582	18,055	18,727
Corporate securities	2,012	2,008	2,015
Trust preferred securities	2,568	2,641	2,388
Residential government-sponsored collateralized mortgage obligations	36,689	43,057	50,766
Government-sponsored agency securities	14,822	3,125	3,226
Agency commercial mortgage-backed securities	27,731	27,304	27,898
SBA pool securities	14,437	19,885	24,789
Total	$164,820	$143,377	$160,673

Held to maturity investment securities:
Residential government-sponsored mortgage-backed securities	$22,925	$9,699	$11,500
Obligations of states and political subdivisions	15,071	21,496	22,830
Trust preferred securities	1,938	2,610	3,205
Residential government-sponsored collateralized mortgage obligations	3,128	6,001	8,727
Government-sponsored agency securities	29,386	52,656	52,650
Total	$72,448	$92,462	$98,912

The following table sets forth the amortized cost, fair value, and weighted average yield of our investment securities by contractual maturity at December 31, 2019. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Investment Securities Available for Sale
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due after one year through five years	$827	$840	3.14%
Due after five years through ten years	5,048	5,163	3.06%
Due after ten years	11,166	11,579	2.71%
	17,041	17,582	2.83%
Trust preferred securities
Due after ten years	2,530	2,568	7.97%
Corporate securities
Due after five years through ten years	2,004	2,012	6.13%
Government-sponsored agency securities
Due after one year through five years	1,500	1,518	2.00%
Due after five years through ten years	5,350	5,372	3.17%
Due after ten years	7,973	7,932	2.84%
	14,823	14,822	2.87%
Residential government-sponsored mortgage-backed securities
Due after one year through five years	6,708	6,813	2.45%
Due after five years through ten years	2,947	2,972	2.27%
Due after ten years	38,885	39,194	2.42%
	48,540	48,979	2.42%
Residential government-sponsored collateralized mortgage obligations
Due after five years through ten years	8,565	8,621	2.41%
Due after ten years	27,946	28,068	2.25%
	36,511	36,689	2.29%
Agency commercial mortgage-backed securities
Due after one year through five years	25,542	25,671	2.16%
Due after five years through ten years	2,015	2,060	2.59%
	27,557	27,731	2.19%
SBA pool securities
Due after one year through five years	134	133	3.99%
Due after five years through ten years	5,124	5,126	3.31%
Due after ten years	9,364	9,178	3.84%
	14,622	14,437	3.65%
	$163,628	$164,820	2.68%

	Investment Securities Held to Maturity
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due after one year through five years	$2,731	$2,804	2.12%
Due after five years through ten years	2,241	2,289	2.78%
Due after ten years	10,099	10,142	3.37%
	15,071	15,235	3.05%
Trust preferred securities
Due after ten years	1,938	2,035	3.32%
Government-sponsored agency securities
Due after five years through ten years	10,000	9,985	2.50%
Due after ten years	19,386	19,347	2.83%
	29,386	29,332	2.72%
Residential government-sponsored mortgage-backed securities
Due after five years through ten years	2,129	2,137	2.07%
Due after ten years	20,796	20,798	2.52%
	22,925	22,935	2.47%
Residential government-sponsored collateralized mortgage obligations
Due after five years through ten years	390	390	2.07%
Due after ten years	2,738	2,739	2.20%
	3,128	3,129	2.47%
	$72,448	$72,666	2.70%

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

Total deposits increased 1.3% to $2.12 billion at December 31, 2019 from $2.09 billion at December 31, 2018. Noninterest-bearing demand deposits increased from a year-end 2018 level of $320.0 million to $339.2 million as of December 31, 2019. Time deposits decreased from $925.4 million to $783.0 million and savings accounts decreased from $151.0 to $144.5 million over the same period. As of December 31, 2019, we had brokered certificates of deposit in the amount of $114.1 million and brokered money market deposits of $24.4 million. At December 31, 2018, we had brokered certificates of deposit in the amount of $254.6, and we had brokered money market deposits of $16.9 million.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Noninterest-bearing demand deposits	$332,924		$336,380		$219,107
Interest-bearing deposits:
Savings accounts	145,855	0.32%	159,865	0.32%	112,868	0.39%
Money market accounts	439,097	1.76%	328,142	0.93%	256,746	0.62%
NOW and other demand accounts	360,254	0.83%	324,797	0.46%	192,789	0.36%
Time deposits	868,420	2.23%	808,718	1.63%	668,566	1.24%
Total interest-bearing deposits	1,813,626	1.69%	1,621,521	1.12%	1,230,969	0.89%
Total deposits	$2,146,550		$1,957,902		$1,450,076

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

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2019 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$98,038	$95,562	$135,869	$166,467	$495,936

We use borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2019 and 2018, total FHLB borrowings were $121.6 million and $163.3 million, respectively. At December 31, 2019, we had $554.3 million of unused and available FHLB lines of credit.

Other short-term borrowings can consist of FHLB overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. Repo accounts totaling $7.6 million were assumed on June 23, 2017 in the merger with EVBS. The balance in repo accounts at December 31, 2019 and 2018 was $12.9 million and $18.7 million, respectively.

Other short-term borrowings consist of the following (in thousands):

	December 31,
	2019	2018	2017
FHLB overnight advances	$81,000	$5,500	$56,860
Other short-term FHLB advances maturing 3/10/2020	40,640	—	—
Other short-term FHLB advances maturing 6/27/2019	—	40,000	—
Other short-term FHLB advances maturing 6/18/2019	—	27,200	—
Other short-term FHLB advances maturing 6/12/2019	—	10,000	—
Other short-term FHLB advances maturing 6/11/2019	—	80,640	—
Other short-term FHLB advances maturing 6/27/2018	—	—	10,000
Other short-term FHLB advances maturing 6/20/2018	—	—	27,200
Other short-term FHLB advances maturing 6/14/2018	—	—	10,000
Other short-term FHLB advances maturing 6/13/2018	—	—	80,640
Other short-term FHLB advances maturing 6/12/2018	—	—	10,000
Other short-term FHLB advances maturing 3/28/2018	—	—	30,000
Other short-term FHLB advances maturing 3/14/2018	—	—	80,640
Other short-term FHLB advances maturing 3/13/2018	—	—	30,275
Total FHLB advances	121,640	163,340	335,615
Securities sold under agreements to repurchase	12,883	18,721	15,468
Total	$134,523	$182,061	$351,083

Weighted average interest rate at year end	1.75%	2.68%	1.50%

For the periods ended December 31, 2019, 2018 and 2017:
Average outstanding balance	$125,340	$324,155	$177,983
Average interest rate during the year	2.30%	1.91%	1.24%

Maximum month-end outstanding balance	$174,739	$411,511	$351,083

Junior Subordinated Debt and Senior Subordinated Notes

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At December 31, 2019, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At December 31, 2019, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $666 thousand.

In connection with our merger with EVBS, the Company assumed $10.3 million (fair value adjustment of $801 thousand) of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2019, the interest rate was 4.85%. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At December 31, 2019, all of the trust preferred securities qualified as Tier 1 capital.

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

Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million (fair value adjustment of $1.9 million) in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. At December 31, 2019 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of December 31, 2019 and 2018. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 100 basis point decrease in interest rates at December 31, 2019 and 2018.

	Sensitivity of Economic Value of Equity
	As of December 31, 2019
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)
Up 400	$323,871	$(45,102)	(12.22)%	11.90%	85.85%
Up 300	336,822	(32,151)	(8.71)%	12.37%	89.29%
Up 200	349,192	(19,781)	(5.36)%	12.83%	92.56%
Up 100	363,935	(5,038)	(1.37)%	13.37%	96.47%
Base	368,973	—	—%	13.55%	97.81%
Down 100	353,371	(15,602)	(4.23)%	12.98%	93.67%

	Sensitivity of Economic Value of Equity
	As of December 31, 2018
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)
Up 400	$338,853	$(33,298)	(8.95)%	12.54%	97.03%
Up 300	347,409	(24,742)	(6.65)%	12.85%	99.48%
Up 200	356,429	(15,722)	(4.22)%	13.19%	102.07%
Up 100	362,312	(9,839)	(2.64)%	13.40%	103.75%
Base	372,151	—	0.00%	13.77%	106.57%
Down 100	341,397	(30,754)	(8.26)%	12.63%	97.76%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2019 and 2018 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines at December 31, 2019 and 2018.

	Sensitivity of Net Interest Income
	As of December 31, 2019
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$74,096	$(8,158)	3.00%	(0.33)%
Up 300	76,355	(5,899)	3.09%	(0.24)%
Up 200	78,458	(3,796)	3.18%	(0.15)%
Up 100	80,649	(1,605)	3.27%	(0.07)%
Base	82,254	—	3.33%	—%
Down 100	81,273	(981)	3.29%	(0.04)%

	Sensitivity of Net Interest Income
	As of December 31, 2018
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$101,121	$9,785	4.05%	0.35%
Up 300	97,784	6,448	3.97%	0.23%
Up 200	96,305	4,969	3.88%	0.16%
Up 100	93,719	2,383	3.78%	0.07%
Base	91,336	—	3.70%	—%
Down 100	91,719	383	3.72%	0.04%

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

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and a two year basis. The projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. To estimate loan growth, the projection incorporates the scheduled loan closings in the Loan Pipeline Report along with other management estimates.

We have liquidity risk software with which we can monitor our liquidity risk at a point in time and prepare cash flow and funds availability projections over a two year period. The projections can be run using a base case and several stress levels.

During the year ended December 31, 2019, we funded our financial obligations with deposits and borrowings from the FHLB of Atlanta. At December 31, 2019, we had $324.8 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in 2020 is $554.2 million as of December 31, 2019. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

As of December 31, 2019, Southern National was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2019, Southern National has no material commitments or long-term debt for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. We and the Bank are subject to risk-based capital adequacy requirements imposed by the Federal Reserve.

See “Item 1. Business, Supervision and Regulation—Capital Adequacy Requirements.”

The following table provides a comparison of the leverage and risk-weighted capital ratios of Sonabank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital		Actual Ratio at
	Adequacy	To Be Categorized	December 31,
	Purposes (1)	as Well Capitalized (2)	2019	2018
Sonabank
Common equity tier 1 capital ratio	4.50%	6.50%	14.81%	13.64%
Tier 1 risk-based capital ratio	6.00%	8.00%	14.81%	13.64%
Total risk-based capital ratio	8.00%	10.00%	15.29%	14.22%
Leverage ratio	4.00%	5.00%	12.07%	11.03%
(1)	Once fully phased-in on January 1, 2019, the Basel III capital rules included a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and increased each subsequent January 1, until it reached 2.5% on January 1, 2019.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2019. The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.

	Contractual Obligations
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
	(in thousands)
Certificates of deposit (1)	$554,168	$208,186	$20,686	$—	$783,040
Repurchase agreements	12,883	—	—	—	12,883
FHLB advances-short term	121,640	—	—	—	121,640
Junior subordinated debt	—	—	—	10,310	10,310
Senior subordinated notes	—	—	—	47,000	47,000
Operating leases	2,386	3,139	2,067	1,654	9,246
Total	$691,077	$211,325	$22,753	$58,964	$984,119
(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts sold by EVBS premerger. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $17.7 million and $19.2 million as of December 31, 2019 and 2018, respectively.

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

At December 31, 2019 and 2018, we had unfunded lines of credit and undisbursed construction loan funds totaling $324.8 million and $339.2 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Premerger, EVBS sold its credit card portfolio. With that sale, EVBS guaranteed the credit card accounts of certain customers to the bank that issues the cards. In connection with the merger with EVBS, Southern National now is the guarantor. The fair value of guarantees of credit card accounts previously sold is based on the estimated cost to settle the obligations with the counterparty and are not considered significant as of December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Southern National Bancorp of Virginia, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern National Bancorp of Virginia, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Southern National Bancorp of Virginia, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Southern National Bancorp of Virginia, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In our opinion, Southern National Bancorp of Virginia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Greenville, North Carolina

March 16, 2020

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2019	2018

ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$7,909	$6,939
Interest-bearing deposits in other financial institutions	24,019	20,877
Federal funds sold	—	795
Total cash and cash equivalents	31,928	28,611

Securities available for sale, at fair value	164,820	143,377

Securities held to maturity, at amortized cost (fair value of $72,666 and $89,109, respectively)	72,448	92,462

Total loans	2,186,047	2,178,824
Less allowance for loan losses	(10,261)	(12,283)
Net loans	2,175,786	2,166,541
Stock in Federal Reserve Bank and Federal Home Loan Bank	17,832	19,522
Equity investment in mortgage affiliate	5,020	3,829
Preferred investment in mortgage affiliate	3,305	3,305
Bank premises and equipment, net	31,184	32,352
Operating lease right-of-use assets	8,013	—
Goodwill	101,954	101,954
Core deposit intangibles, net	7,191	8,609
Bank-owned life insurance	63,850	62,495
Other real estate owned	6,224	5,077
Deferred tax assets, net	11,788	14,104
Other assets	20,827	19,057
Total assets	$2,722,170	$2,701,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$339,153	$320,043
Interest-bearing deposits:
NOW accounts	391,172	345,597
Money market accounts	466,867	355,469
Savings accounts	144,486	151,050
Time deposits	783,040	925,441
Total interest-bearing deposits	1,785,565	1,777,557
Total deposits	2,124,718	2,097,600

Securities sold under agreements to repurchase - short term	12,883	18,721
Federal Home Loan Bank (FHLB) advances - short term	121,640	163,340
Junior subordinated debt - long term	9,632	9,584
Senior subordinated notes - long term	47,051	47,089
Operating lease liabilities	8,469	—
Other liabilities	20,536	16,671
Total liabilities	2,344,929	2,353,005
Commitments and contingencies (See Note 15)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,181,534 and 24,052,253 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	241	240
Additional paid in capital	306,755	305,654
Retained earnings	69,462	44,985
Accumulated other comprehensive income (loss)	783	(2,589)
Total stockholders' equity	377,241	348,290
Total liabilities and stockholders' equity	$2,722,170	$2,701,295

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Interest and dividend income:
Interest and fees on loans	$112,181	$110,213	$77,764
Interest and dividends on taxable securities	5,639	5,752	4,077
Interest and dividends on tax exempt securities	585	634	492
Interest and dividends on other earning assets	2,117	2,256	1,231
Interest on federal funds sold	2	52	6
Total interest and dividend income	120,524	118,907	83,570
Interest expense:
Interest on deposits	30,602	18,235	10,993
Interest on repurchase agreements	87	97	36
Interest on junior subordinated debt	589	575	253
Interest on senior subordinated notes	2,847	2,847	2,194
Interest on other borrowings	2,799	6,087	2,177
Total interest expense	36,924	27,841	15,653
Net interest income	83,600	91,066	67,917
Provision for loan losses	350	4,200	8,625
Net interest income after provision for loan losses	83,250	86,866	59,292

Noninterest income:
Account maintenance and deposit service fees	7,159	5,959	3,564
Income from bank-owned life insurance	1,699	1,983	929
Equity gain (loss) from mortgage affiliate	1,191	(894)	(345)
Gain on sales of investment securities	—	—	255
Recoveries related to acquired charged-off loans and investment securities	1,537	2,610	757
Other	1,000	541	269
Total noninterest income	12,586	10,199	5,429

Noninterest expenses:
Salaries and benefits	26,261	27,706	20,285
Occupancy expenses	6,204	6,628	4,809
Furniture and equipment expenses	2,719	2,795	2,228
Amortization of core deposit intangible	1,418	1,445	845
Virginia franchise tax expense	2,251	1,839	969
Data processing expense	2,381	1,885	1,140
Telephone and communication expense	1,615	2,035	1,422
Net (gain) loss on other real estate owned	(38)	360	520
Professional fees	3,612	1,644	1,798
Merger expenses	—	—	9,426
Other operating expenses	10,169	7,423	5,707
Total noninterest expenses	56,592	53,760	49,149
Income before income taxes	39,244	43,305	15,572
Income tax expense	6,077	9,614	13,147
Net income	$33,167	$33,691	$2,425
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	$4,256	$(1,548)	$(309)
Non-credit component of other-than-temporary impairment on held-to-maturity securities	—	—	(255)
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	13	16	13
Net unrealized gain (loss)	4,269	(1,532)	(551)
Tax effect	897	(324)	(188)
Other comprehensive income (loss)	3,372	(1,208)	(363)
Comprehensive income	$36,539	$32,483	$2,062
Earnings per share, basic	$1.38	$1.40	$0.13
Earnings per share, diluted	$1.36	$1.39	$0.13

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - January 1, 2017	$123	$104,884	$22,126	$(789)	$126,344
Comprehensive income:
Net income	—	—	2,425	—	2,425
Change in unrealized loss on securities available for sale (net of tax benefit, $192)	—	—	—	(372)	(372)
Change in unrecognized loss on securities held to maturity for which a portion of OTTI has been recognized (net of tax, $4 and accretion, $8 and amounts recorded into other comprehensive income at transfer)	—	—	—	9	9
Dividends on common stock ($0.32 per share)	—	—	(5,798)	—	(5,798)
Issuance of common stock for warrants exercised (49,500 shares)	—	449	—	—	449
Issuance of common stock under Stock Incentive Plan (65,550 shares)	—	555	—	—	555
Issuance of common stock in connection with Eastern Virginia Bankshares, Inc. merger (11,557,760 shares)	116	198,793	—	—	198,909
Stock-based compensation expense	—	251	—	—	251
Balance - December 31, 2017	$239	$304,932	$18,753	$(1,152)	$322,772
Comprehensive income:
Net income	—	—	33,691	—	33,691
Changes in other comprehensive loss on investment securities (net of tax, $(324) and accretion of $16)	—	—	—	(1,208)	(1,208)
Dividends on common stock ($0.32 per share)	—	—	(7,688)	—	(7,688)
Issuance of common stock under Stock Incentive Plan (58,000 shares)	1	442	—	—	443
Reclassification adjustment from accumulated other comprehensive income to retained earnings for adoption of ASU 2018-02	—	—	229	(229)	—
Stock-based compensation expense	—	280	—	—	280
Balance - December 31, 2018	$240	$305,654	$44,985	$(2,589)	$348,290
Net income	—	—	33,167	—	33,167
Changes in other comprehensive income on investment securities (net of tax, $897 and accretion of $13)	—	—	—	3,372	3,372
Dividends on common stock ($0.36 per share)	—	—	(8,690)	—	(8,690)
Issuance of common stock under Stock Incentive Plan (83,900 shares)	1	669	—	—	670
Stock-based compensation expense	—	432	—	—	432
Balance - December 31, 2019	$241	$306,755	$69,462	$783	$377,241

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$33,167	$33,691	$2,425
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	5,632	7,403	4,627
Amortization of operating lease right-of-use assets	2,546	—	—
Accretion of loan discount	(3,859)	(4,534)	(3,802)
Amortization of FDIC indemnification asset	649	704	712
Provision for loan losses	350	4,200	8,625
Earnings on bank-owned life insurance	(1,565)	(1,633)	(929)
Equity (gain) loss on mortgage affiliate	(1,191)	894	345
Stock-based compensation expense	432	280	251
Net gain on sales of investment securities	—	—	(255)
Gain on bank-owned life insurance death benefit	(134)	(350)	—
(Gain) loss on other real estate owned	(38)	360	520
Provision for deferred income taxes	1,420	3,121	9,686
Net (increase) decrease in other assets	(2,203)	213	6,069
Net increase (decrease) in other liabilities	1,558	(2,909)	(3,687)
Net cash and cash equivalents provided by operating activities	36,764	41,440	24,587
Investing activities:
Proceeds from sales of investment securities	—	—	4,767
Purchases of held to maturity investment securities	(15,260)	—	(9,950)
Purchases of available for sale investment securities	(45,135)	—	(3,247)
Proceeds from paydowns, maturities and calls of available for sale investment securities	26,283	14,360	7,987
Proceeds from paydowns, maturities and calls of held to maturity investment securities	35,006	5,955	11,037
Net (increase) decrease of FRB and FHLB stock	1,690	7,253	(12,112)
Net increase in loans	(7,059)	(113,845)	(104,009)
Proceeds from sales of loans held for sale	—	—	19,689
Purchase of bank-owned life insurance	—	(12,000)	—
Proceeds from bank-owned life insurance death benefit	344	2,278	—
Sales of other real estate owned, net of improvements	214	2,140	1,110
Investment in mortgage affiliate, net	—	—	46
Payments received on FDIC indemnification asset	—	—	46
Proceeds from sales of bank premise and equipment and assets held for sale	—	2,136	40
Purchases of bank premises and equipment	(1,101)	(1,973)	(1,425)
Cash acquired in acquisition of Eastern Virginia Bankshares, Inc.	—	—	24,015
Net cash and cash equivalents used in investing activities	(5,018)	(93,696)	(62,006)
Financing activities:
Net increase (decrease) in deposits	27,129	231,671	(196,801)
Cash dividends paid on common stock	(8,690)	(7,688)	(5,798)
Issuance of common stock for warrants exercised	—	—	449
Issuance of common stock under Stock Incentive Plan	670	443	555
Issuance of subordinated notes, net of cost	—	—	26,075
Net decrease (increase) in short-term borrowings	(47,538)	(169,022)	191,010
Net cash and cash equivalents provided by (used in) financing activities	(28,429)	55,404	15,490
Increase in cash and cash equivalents	3,317	3,148	(21,929)
Cash and cash equivalents at beginning of period	28,611	25,463	47,392
Cash and cash equivalents at end of period	$31,928	$28,611	$25,463
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$36,002	$26,129	$14,571
Income taxes	4,897	6,672	3,671
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$8,615	$—	$—
Initial recognition of operating lease liabilities	9,099	—	—
Supplemental schedule of noncash investing and financing activities:
Transfer from loans to other real estate owned	$1,323	$—	$43
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$—	$—	$1,356,637
Other intangible assets acquired	—	—	100,127
Fair value of liabilities assumed	—	—	(1,257,845)
Total merger consideration	$—	$—	$198,919

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

Sonabank provides a range of financial services to individuals and small and medium sized businesses. At December 31, 2019, Sonabank had forty-five full-service branches. Thirty-eight full-service retail branches are in Virginia, located in Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Haymarket, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, South Riding, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg, and seven full-service retail branches in Maryland, located in Bethesda, Brandywine, Huntingtown, Owings, Rockville, Shady Grove, and Upper Marlboro.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term include: the determination of the allowance for loan losses, the fair value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, other real estate owned (“OREO”) and deferred tax assets.

Business Combinations

U.S. GAAP requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, with any excess of purchase price recognized as either intangibles or goodwill.

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

Premiums and discounts are generally amortized using the interest method with a constant effective yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable securities are amortized to their earliest call date. Prior to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2017-08 in 2019, premiums and discounts were recognized in interest income using the interest method over the terms of the securities without anticipating prepayments, except for mortgage-backed securities where prepayments were anticipated. Gains and losses on the sale of investment securities are recorded on the settlement date and are determined using the specific identification method.

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

Management evaluates investment securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For investment securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, an investment security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

As part of the Greater Atlantic Bank (“GAB”) acquisition in 2009, the Bank and the Federal Deposit Insurance Corporation (“FDIC”) entered into a loss sharing agreement on approximately $143.4 million (cost basis) of GAB’s assets. The Bank shared in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement; we refer to these assets collectively as “covered assets.” The indemnification against losses in the GAB commercial portfolio ended in December 2014. The FDIC indemnification on the GAB residential mortgages and the GAB HELOCs ended on December 31, 2019. Loans that were not covered in the loss sharing agreement with the FDIC are referred to as “non-covered loans.”

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

Such PCI loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. Southern National estimates the amount and timing of expected cash flows for each PCI loan or pool, and the expected cash flows in excess of fair value are recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loans’ or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. In accordance with FASB Accounting Standards Codification (“ASC”) 310-30, “Loans and debt securities acquired with Deteriorated Credit Quality,” and based on current information and events, if it becomes probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the Bank will recalculate the amount of accretable yield for the acquired loans as the excess of the revised cash flows expected to be collected over the sum of (1) the initial investment in the loans less (2) cash collected less (3) write downs, if any plus (4) the amount of yield accreted to date. The amount of accretable yield will be adjusted by reclassification from non-accretable yield. This adjustment would be accounted for as a change in estimate with the amount of periodic accretion adjusted over the remaining life of the loans.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual net loss history experienced by Southern National over the most recent three years, except consumer loans that are tracked on a two year basis. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:  owner occupied commercial real estate, non-owner occupied commercial real estate, construction and land development, commercial loans, 1-4 family residential, and other consumer. While underwriting practices in this environment are more stringent, the Bank estimates the effect of internal factors on future net loss experience to be fairly small. Management’s estimate of the effect of current external economic environmental conditions on future net loss experience is significant in all loan segments and particularly on loans secured by real estate including single family 1-4, non-owner occupied commercial real estate and construction and land development loans. These factors include excess inventory, generally less demand driven in part by fewer qualified borrowers and buyers. These considerations have played a significant role in management’s estimate of the adequacy of the allowance for loan and lease losses.

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

Investments in Mortgage Affiliate

Southern National’s investment in STM’s common stock is being accounted for under the equity method. Under the equity method, the carrying value of Southern National’s investment in STM was originally recorded at cost but is adjusted periodically to record Southern National’s proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM.

Southern National’s investment in STM’s preferred stock is considered to be a non-marketable equity security that does not have a readily determinable fair value. Equity securities with no recurring market value data available are reviewed periodically and any observable market value change are adjusting through net income. Southern National evaluated this non-marketable equity security for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of STM, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income.

Bank Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives of 30 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Operating Leases

The Company leases certain properties and equipment under operating leases. The Company recognizes a liability to make lease payments, the operating lease liability, and an asset representing the right to use the underlying asset during the lease term, the right-of-use asset. In recognizing lease right-of-use assets and related right-of-use liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. The operating lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate at inception. The right-of-use asset is measured at the amount of the operating lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the operating lease liability, and any impairment of the right-of-use asset. Lease renewal options are generally not included in the calculation of the operating lease liabilities, unless they are not reasonably certain to be exercised. The Company does not recognize short-term leases on the balance sheet.

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

FDIC Indemnification Asset

The acquisition of GAB on December 4, 2009 was accounted for under the acquisition method of accounting, and the assets and liabilities were recorded at their estimated fair values. The FDIC indemnification asset was measured separately from each of the covered asset categories as it was not contractually embedded in any of the covered asset categories. The indemnification asset represents the present value of cash flows expected to be received from the FDIC for future losses on covered assets based on the expected credit losses estimated for each covered loan or loan pool and the loss sharing percentages at the acquisition date. We acquired the GAB loans in December 2009 and continuously evaluated our estimates of expected losses on these loans. There were two agreements with the FDIC, one for single family assets which was a 10-year agreement which expired on December 31, 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired in December 2014.

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

Estimates and Uncertainties

Estimates including the carrying value of investment securities, other than temporary impairment of investment securities, the determination of the allowance for loan losses and the valuation of goodwill and intangible assets involves uncertainties and matters of significant judgement regarding interest rates, credit risk, repayments and prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

During 2019, the Company determined that certain assets were incorrectly recorded in the Company’s fixed asset accounting software in a prior period. In correcting these errors the Company has reduced the previously disclosed cost basis of bank premises and equipment and accumulated depreciation by $22.5 million each. These corrections did not result in a change to amounts previously reported as bank premises and equipment, net, stockholders’ equity, or net income. The Company has evaluated the effect of the error, both qualitatively and quantitatively, and concluded that it was immaterial.

Advertising Costs

Advertising costs are expensed as incurred.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2019. Southern National and its subsidiaries file a consolidated U.S. federal tax return; Sonabank files a Maryland state income tax return and Southern National files a franchise tax return. These returns are subject to examination by taxing authorities for all years after 2015.

On December 22, 2017 the Tax Cuts and Jobs Act was enacted. The law established a new flat corporate federal statutory income tax rate of 21%. For more information on the impact the new law had on Southern National, see discussion in Note 12 - Income Taxes.

Restrictions on Cash

No regulatory reserve or clearing requirements with the FRB were needed at December 31, 2019 and 2018.

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

Fair Value Measurements

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon observable market-based parameters. Valuation assumptions may be made to ensure that financial instruments are recorded at fair value. These assumptions may reflect assumptions that market participants would use in pricing an asset or liability, among other things, as well as unobservable parameters. Any such valuation assumptions are applied consistently over time.

Recent Accounting Pronouncements

New Accounting Standards Adopted:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which updated narrow aspects of the guidance issued in ASU 2016-02. The amendments in this ASU were effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption of this ASU was permitted for all entities. The Company adopted ASU 2016-02 and its subsequent updates in the first quarter of 2019 and inventoried and categorized its lease agreements. Upon adoption, the Company recognized right-of-use assets and associated operating lease liabilities of $8.6 million and $9.1 million, respectively. Right-of-use assets and operating lease liabilities are reflected on our consolidated balance sheets. The Company elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for existing leases. The Company has elected to use the practical expedient to make an accounting policy election for property leases to use the discount rates in effect on January 2, 2019 for the remaining life of the leases. The Company currently does not have any finance leases. See Note 6 – Leases for additional disclosures related to leases.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. After determining if the carrying amount of a reporting unit exceeds its fair value, the entity should take an impairment charge of the same amount to the goodwill for that reporting unit, not to exceed the total goodwill amount for that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 in the third quarter of 2019 and it did not have an impact on the Company’s consolidated financial statements.

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

New Accounting Standards Not Yet Adopted:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which along with several other subsequent codification updates related to accounting for credit losses, sets forth a “current expected credit loss” ("CECL") model requiring the Company to measure all expected credit losses for financial instruments recorded at amortized cost held at the reporting date. The estimate is to be based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The amendments are effective for the Company beginning January 1, 2020. Southern National engaged a third-party to collect data that was needed to produce historical inputs into any models created as a result of adopting this ASU. We have had our models validated and are currently evaluating the results and certain changes to our models. We currently expect the adoption of this ASU will result in an increase of approximately $10.0 million to $15.0 million in our allowance for loan losses, including transfers of non-accretable discount on purchased credit-impaired loans. As we are currently finalizing the execution of our implementation controls and processes, the ultimate impact of the adoption of this ASU could materially differ from our current expectation. The expected increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The adoption of this ASU requires that we establish an allowance for expected credit losses for certain debt securities and other financial assets; however, we do not expect these allowances to be material. We plan to elect the federal banking agencies’ rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. The adoption of this ASU is not expected to have a significant impact on our regulatory capital ratios.

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

In December 2019, FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. This ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. Southern National is currently in the process of evaluating the impact of adopting the new guidance on its consolidated financial statements and disclosures.

2.          INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2019
Residential government-sponsored mortgage-backed securities	$48,540	$455	$(16)	$48,979
Obligations of states and political subdivisions	17,041	541	—	17,582
Corporate securities	2,004	8	—	2,012
Trust preferred securities	2,530	283	(245)	2,568
Residential government-sponsored collateralized mortgage obligations	36,511	217	(39)	36,689
Government-sponsored agency securities	14,823	47	(48)	14,822
Agency commercial mortgage-backed securities	27,557	192	(18)	27,731
SBA pool securities	14,622	11	(196)	14,437
Total	$163,628	$1,754	$(562)	$164,820

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2018
Residential government-sponsored mortgage-backed securities	$27,945	$—	$(643)	$27,302
Obligations of states and political subdivisions	18,305	30	(280)	18,055
Corporate securities	2,008	1	(1)	2,008
Trust preferred securities	2,589	356	(304)	2,641
Residential government-sponsored collateralized mortgage obligations	44,095	3	(1,041)	43,057
Government-sponsored agency securities	3,247	—	(122)	3,125
Agency commercial mortgage-backed securities	28,069	—	(765)	27,304
SBA pool securities	20,183	10	(308)	19,885
Total	$146,441	$400	$(3,464)	$143,377

The amortized cost, unrecognized gains and losses, and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
December 31, 2019
Residential government-sponsored mortgage-backed securities	$22,925	$62	$(52)	$22,935
Obligations of states and political subdivisions	15,071	165	(1)	15,235
Trust preferred securities	1,938	99	(2)	2,035
Residential government-sponsored collateralized mortgage obligations	3,128	10	(9)	3,129
Government-sponsored agency securities	29,386	108	(162)	29,332
Total	$72,448	$444	$(226)	$72,666

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
December 31, 2018
Residential government-sponsored mortgage-backed securities	$9,699	$4	$(230)	$9,473
Obligations of states and political subdivisions	21,496	85	(147)	21,434
Trust preferred securities	2,610	150	(1)	2,759
Residential government-sponsored collateralized mortgage obligations	6,001	—	(91)	5,910
Government-sponsored agency securities	52,656	—	(3,123)	49,533
Total	$92,462	$239	$(3,592)	$89,109

During 2019, $45.1 million and $15.3 million, respectively, of available for sale investment securities and held to maturity investment securities were purchased. No investment securities were sold during 2019. No investment securities were purchased or sold during 2018.

The fair value and carrying amount, if different, of debt investment securities as of December 31, 2019, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$2,327	$2,358	$2,731	$2,804
Due in five to ten years	12,402	12,547	12,241	12,274
Due after ten years	21,669	22,079	31,423	31,524
Residential government-sponsored mortgage-backed securities	48,540	48,979	22,925	22,935
Residential government-sponsored collateralized mortgage obligations	36,511	36,689	3,128	3,129
Agency commercial mortgage-backed securities	27,557	27,731	—	—
SBA pool securities	14,622	14,437	—	—
Total	$163,628	$164,820	$72,448	$72,666

Investment securities with a carrying amount of approximately $120.5 million and $165.7 million at December 31, 2019 and 2018, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Southern National monitors the portfolio for indicators of OTTI. At December 31, 2019 and 2018, certain investment securities’ fair values were below cost. As outlined in the tables below, there were 59 investment securities with fair values totaling approximately $75.1 million in the portfolio with the carrying value exceeding the estimated fair value that are considered temporarily impaired at December 31, 2019. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these investment securities and it is likely that we will not be required to sell the investment securities before their anticipated recovery, management does not consider these investment securities to be other than temporarily impaired as of December 31, 2019.

The following tables present information regarding investment securities in a continuous unrealized loss position as of December 31, 2019 and 2018 by duration of time in a loss position (in thousands):

December 31, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$2,686	$(7)	$1,758	$(9)	$4,444	$(16)
Trust preferred securities	—	—	795	(245)	795	(245)
Residential government-sponsored collateralized mortgage obligations	4,253	(25)	3,133	(14)	7,386	(39)
Government-sponsored agency securities	4,924	(48)	—	—	4,924	(48)
Agency commercial mortgage-backed securities	2,833	(6)	3,126	(12)	5,959	(18)
SBA pool securities	1,148	(2)	9,420	(194)	10,568	(196)
Total	$15,844	$(88)	$18,232	$(474)	$34,076	$(562)

December 31, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$14,978	$(41)	$1,402	$(11)	$16,380	$(52)
Obligations of states and political subdivisions	2,011	(1)	—	—	2,011	(1)
Trust preferred securities	—	—	53	(2)	53	(2)
Residential government-sponsored collateralized mortgage obligations	1,162	(3)	571	(6)	1,733	(9)
Government-sponsored agency securities	—	—	20,833	(162)	20,833	(162)
Total	$18,151	$(45)	$22,859	$(181)	$41,010	$(226)

December 31, 2018	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$393	$(5)	$26,910	$(638)	$27,303	$(643)
Obligations of states and political subdivisions	2,220	(78)	13,385	(202)	15,605	(280)
Corporate securities	1,008	(1)	—	—	1,008	(1)
Trust preferred securities	—	—	795	(304)	795	(304)
Residential government-sponsored collateralized mortgage obligations	—	—	42,598	(1,041)	42,598	(1,041)
Government-sponsored agency securities	—	—	3,125	(122)	3,125	(122)
Agency commercial mortgage-backed securities	—	—	27,304	(765)	27,304	(765)
SBA pool securities	6,009	(70)	10,546	(238)	16,555	(308)
Total	$9,630	$(154)	$124,663	$(3,310)	$134,293	$(3,464)

December 31, 2018	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$8,935	$(230)	$8,935	$(230)
Obligations of states and political subdivisions	3,273	(10)	7,187	(137)	10,460	(147)
Trust preferred securities	—	—	60	(1)	60	(1)
Residential government-sponsored collateralized mortgage obligations	—	—	5,910	(91)	5,910	(91)
Government-sponsored agency securities	—	—	49,532	(3,123)	49,532	(3,123)
Total	$3,273	$(10)	$71,624	$(3,582)	$74,897	$(3,592)

As of December 31, 2019, we owned pooled trust preferred investment securities as follows (in thousands):

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings When						Estimated	Deferrals to	Other
	Tranche	Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa1	AA	$2,019	$1,882	$1,982	17%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	WD	57	56	53	45%	4
						$2,076	$1,938	$2,035		$223

Available for Sale										Cumulative OTTI
Other Than										Related to
Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	WD	$1,500	$1,040	$795	32%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,773	15%	660
						$3,650	$2,530	$2,568		$1,060

Total						$5,726	$4,468	$4,603
(1)	Pre-tax, and represents unrealized losses at date of transfer from available for sale to held to maturity, net of accretion
(2)	Pre-tax

Each of these investment securities has been evaluated for OTTI. In performing a detailed cash flow analysis of each investment security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of OTTI. The cash flow analyses performed included the following assumptions:

●	0.5% of the remaining performing collateral will default or defer per annum.
●	Recoveries of 9% with a two-year lag on all defaults and deferrals.
●	No prepayments for 10 years and then 1% per annum for the remaining life of the investment security.
●	Our investment securities have been modeled using the above assumptions by independent third parties using the forward London Inter-bank Offered Rate (“LIBOR”) curve to discount projected cash flows to present values.

The amount of cumulative other than temporary impairment related to credit losses, previously recognized in earnings, was $1,060 at December 31, 2019, 2018 and 2017. There were no other than temporary impairment charges related to credit losses or sales of these securities during the years ended December 31, 2019, 2018 or 2017.

Changes in accumulated other comprehensive (loss) by component for the years ended December 31, 2019, 2018 and 2017 are shown in the table below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on	Held to Maturity
For the year ended December 31, 2019	Available for Sale	Securities	Total
Beginning balance	$(2,419)	$(170)	$(2,589)
Current period other comprehensive income	3,362	10	3,372
Ending balance	$943	$(160)	$783

	Unrealized Holding
	Losses on	Held to Maturity
For the year ended December 31, 2018	Available for Sale	Securities	Total
Beginning balance	$(999)	$(153)	$(1,152)
Amounts reclassified from accumulated other comprehensive loss due to the adoption of ASU 2018-02	(199)	(30)	(229)
Subtotal	(1,198)	(183)	(1,381)
Current period other comprehensive (loss) income	(1,221)	13	(1,208)
Ending balance	$(2,419)	$(170)	$(2,589)

	Unrealized Holding
	Losses on	Held to Maturity
For the year ended December 31, 2017	Available for Sale	Securities	Total
Beginning balance	$(627)	$(162)	$(789)
Other comprehensive loss before reclassifications	(372)	(246)	(618)
Amounts reclassified from accumulated other comprehensive loss	—	255	255
Net current period other comprehensive income (loss)	(372)	9	(363)
Ending balance	$(999)	$(153)	$(1,152)

3.          LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, net of deferred fees, consist of the following at year end (in thousands):

	December 31, 2019	December 31, 2018
Loans secured by real estate:
Commercial real estate - owner occupied	$414,479	$407,031
Commercial real estate - non-owner occupied	559,195	540,698
Secured by farmland	17,622	20,966
Construction and land loans	150,750	146,654
Residential 1-4 family (1)	604,777	565,083
Multi- family residential	82,055	82,516
Home equity lines of credit (1)	109,006	128,225
Total real estate loans	1,937,884	1,891,173

Commercial loans	221,447	255,441
Consumer loans	26,304	32,347
Subtotal	2,185,635	2,178,961
Plus (less) deferred costs (fees) on loans	412	(137)
Loans, net of deferred fees	$2,186,047	$2,178,824
(1)	Includes $13.5 million and $18.3 million of loans as of December 31, 2019 and 2018, respectively, acquired in the GAB transaction covered under an FDIC loss-share agreement. The agreement covering single family loans expired on December 31, 2019.

In 2019, $33.9 million of commercial loans were reclassified into loans secured by real estate, upon review and validation of collateral and Call Report codes.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

As part of the GAB acquisition, the Bank and the FDIC entered into loss sharing agreements on approximately $143.4 million (contractual basis) of GAB’s assets. There were two agreements with the FDIC, one for single family loans which was a 10-year agreement which expired on December 31, 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired on December 31, 2014. The Bank shared in the losses on the loans and foreclosed loan collateral with the FDIC as specified in the loss sharing agreement related to single family loans; we referred to these assets collectively as “covered assets.”  Loans that were not covered in the loss sharing agreement were referred to as “non-covered loans.” Covered loans totaled $13.5 million and $18.3 million at December 31, 2019 and 2018, respectively.

Accretable discount on the acquired loans totaled $11.2 million and $15.1 million at December 31, 2019 and 2018, respectively. Accretion associated with the acquired loans held for investment of $3.9 million, $4.5 million and $3.9 million was recognized during the twelve months ended December 31, 2019, 2018 and 2017, respectively.

Impaired loans for the portfolio were as follows (in thousands):

	Total Loans
		Unpaid
	Recorded	Principal	Related
December 31, 2019	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$6,890	$8,530	$—
Commercial real estate - non-owner occupied (2)	3,120	3,363	—
Construction and land development	345	747	—
Commercial loans	5,049	8,490	—
Residential 1-4 family (3)	1,021	2,719	—
Other consumer loans	—	—	—
Total	$16,425	$23,849	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	176	281	1
Construction and land development	—	—	—
Commercial loans	2,498	2,533	957
Residential 1-4 family (3)	2,841	3,243	92
Other consumer loans	39	39	1
Total	$5,554	$6,096	$1,051
Grand total	$21,979	$29,945	$1,051
(1)	Recorded investment is after cumulative prior charge offs of $1.5 million. These loans also have aggregate SBA guarantees of $4.4 million.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes home equity lines of credit.

	Total Loans
		Unpaid
	Recorded	Principal	Related
December 31, 2018	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$2,795	$4,777	$—
Commercial real estate - non-owner occupied (2)	171	333	—
Construction and land development	—	336	—
Commercial loans	3,450	6,013	—
Residential 1-4 family (3)	1,591	5,911	—
Other consumer loans	—	—	—
Total	$8,007	$17,370	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	—	—	—
Construction and land development	—	—	—
Commercial loans	2,626	3,276	612
Residential 1-4 family (3)	1,429	1,476	6
Other consumer loans	—	—	—
Total	$4,055	$4,752	$618
Grand total	$12,062	$22,122	$618
(1)	Recorded investment is after cumulative prior charge offs of $1.5 million. These loans also have aggregate SBA guarantees of $3.4 million.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income recognized for impaired loans recognized by class of loans for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Total Loans
	Average	Interest
	Recorded	Income
Year Ended December 31, 2019	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$7,387	$453
Commercial real estate - non-owner occupied (1)	3,205	191
Construction and land development	398	57
Commercial loans	5,254	214
Residential 1-4 family (2)	1,061	149
Other consumer loans	—	—
Total	$17,305	$1,064

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	182	19
Construction and land development	—	—
Commercial loans	3,027	176
Residential 1-4 family (2)	2,944	111
Other consumer loans	39	—
Total	$6,192	$306
Grand total	$23,497	$1,370
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
Year Ended December 31, 2018	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$2,780	$179
Commercial real estate - non-owner occupied (1)	169	22
Construction and land development	—	—
Commercial loans	3,319	92
Residential 1-4 family (2)	1,582	125
Other consumer loans	—	—
Total	$7,850	$418

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	2,530	200
Residential 1-4 family (2)	1,422	67
Other consumer loans	—	—
Total	$3,952	$267
Grand total	$11,802	$685
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

	Total Loans
	Average	Interest
	Recorded	Income
For the Year Ended December 31, 2017	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$875	$34
Commercial real estate - non-owner occupied (1)	890	56
Construction and land development	9,942	139
Commercial loans	12,655	485
Residential 1-4 family (2)	3,398	91
Other consumer loans	—	—
Total	$27,760	$805

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	—	—
Residential 1-4 family (2)	—	—
Other consumer loans	—	—
Total	$—	$—
Grand total	$27,760	$805
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2019 and 2018 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Nonaccrual	Loans Not	Total
December 31, 2019	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$813	$—	$—	$813	$—	$413,666	$414,479
Commercial real estate - non-owner occupied (1)	936	—	—	936	—	657,936	658,872
Construction and land development	746	275	—	1,021	—	149,729	150,750
Commercial loans	234	62	—	296	6,337	214,814	221,447
Residential 1-4 family (2)	4,060	—	—	4,060	2,524	707,199	713,783
Other consumer loans	107	—	—	107	39	26,158	26,304
Total	$6,896	$337	$—	$7,233	$8,900	$2,169,502	$2,185,635

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Nonaccrual	Loans Not	Total
December 31, 2018	Past Due	Past Due	or More	Past Due	Loans	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$577	$344	$—	$921	$1,284	$404,826	$407,031
Commercial real estate - non-owner occupied (1)	581	617	—	1,198	—	642,982	644,180
Construction and land development	851	—	—	851	—	145,803	146,654
Commercial loans	319	168	—	487	3,391	251,563	255,441
Residential 1-4 family (2)	5,523	197	—	5,720	2,055	685,533	693,308
Other consumer loans	142	18	—	160	—	32,187	32,347
Total	$7,993	$1,344	$—	$9,337	$6,730	$2,162,894	$2,178,961
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Nonaccrual loans include SBA guaranteed amounts totaling $4.1 million and $3.4 million at December 31, 2019 and 2018, respectively.

Activity in the allowance for loan and lease losses by class of loan for the years ended December 31, 2019, 2018 and 2017 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Year Ended December 31, 2019	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$802	$1,669	$821	$7,097	$1,106	$224	$564	$12,283
Provision (recovery) for non-purchased loans	587	904	(138)	(1,708)	596	199	(390)	50
Provision for purchase credit impaired loans	—	—	—	300	—	—	—	300
Total provision (recovery)	587	904	(138)	(1,408)	596	199	(390)	350
Charge offs	(782)	(863)	—	(622)	(742)	(269)	—	(3,278)
Recoveries	203	10	—	351	306	36	—	906
Ending balance	$810	$1,720	$683	$5,418	$1,266	$190	$174	$10,261

Year Ended December 31, 2018
Allowance for loan losses:
Beginning balance	$690	$1,321	$692	$4,496	$1,586	$612	$—	$9,397
Provision (recovery) for non-purchased loans	497	348	129	1,941	237	(116)	564	3,600
Provision for purchase credit impaired loans	—	—	—	600	—	—	—	600
Total provision (recovery)	497	348	129	2,541	237	(116)	564	4,200
Charge offs	(400)	—	—	(1,566)	(842)	(290)	—	(3,098)
Recoveries	15	—	—	1,626	125	18	—	1,784
Ending balance	$802	$1,669	$821	$7,097	$1,106	$224	$564	$12,283

Year ended December 31, 2017
Allowance for loan losses:
Beginning balance	$905	$1,484	$752	$3,366	$1,279	$78	$746	$8,610
Provision (recovery)	(347)	(362)	(61)	8,842	659	640	(746)	8,625
Charge offs	—	(100)	—	(8,250)	(369)	(110)	—	(8,829)
Recoveries	132	299	1	538	17	4	—	991
Ending balance	$690	$1,321	$692	$4,496	$1,586	$612	$—	$9,397
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 and 2018 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
December 31, 2019	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$957	$85	$—	$—	$1,042
Collectively evaluated for impairment	810	1,720	683	4,461	1,181	190	174	9,219
Total ending allowance	$810	$1,720	$683	$5,418	$1,266	$190	$174	$10,261

Loans:
Individually evaluated for impairment	$6,890	$3,120	$345	$7,544	$1,443	$—	$—	$19,342
Collectively evaluated for impairment	407,589	655,752	150,405	213,903	712,340	26,304	—	2,166,293
Total ending loan balances	$414,479	$658,872	$150,750	$221,447	$713,783	$26,304	$—	$2,185,635

December 31, 2018
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$600	$—	$—	$—	$600
Collectively evaluated for impairment	802	1,669	821	6,497	1,106	224	564	11,683
Total ending allowance	$802	$1,669	$821	$7,097	$1,106	$224	$564	$12,283

Loans:
Individually evaluated for impairment	$2,795	$171	$—	$6,076	$1,591	$—	$—	$10,633
Collectively evaluated for impairment	404,236	644,009	146,654	249,365	691,717	32,347	—	2,168,328
Total ending loan balances	$407,031	$644,180	$146,654	$255,441	$693,308	$32,347	$—	$2,178,961
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

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

Credit Quality Indicators

Through its system of internal controls, Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. Southern National had no loans classified Doubtful at December 31, 2019 or 2018.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Southern National had no loans classified Doubtful at December 31, 2019 or 2018.

As of December 31, 2019 and 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Total Loans
	Special
December 31, 2019	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$3,821	$3,975	$406,683	$414,479
Commercial real estate - non-owner occupied (1)	4,193	176	654,503	658,872
Construction and land development	—	690	150,060	150,750
Commercial loans	3,432	4,462	213,553	221,447
Residential 1-4 family (2)	666	1,194	711,923	713,783
Other consumer loans	122	—	26,182	26,304
Total	$12,234	$10,497	$2,162,904	$2,185,635

	Total Loans
	Special
December 31, 2018	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$6,611	$2,810	$397,610	$407,031
Commercial real estate - non-owner occupied (1)	4,382	189	639,609	644,180
Construction and land development	—	—	146,654	146,654
Commercial loans	2,373	2,689	250,379	255,441
Residential 1-4 family (2)	395	1,982	690,931	693,308
Other consumer loans	142	—	32,205	32,347
Total	$13,903	$7,670	$2,157,388	$2,178,961
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Includes SBA guarantees of $4.1 million and $3.4 million as of December 31, 2019 and 2018, respectively.

The amount of foreclosed residential real estate property held at December 31, 2019 and 2018 was $1.4 million and $1.2 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $1.9 million and $1.5 million at December 31, 2019 and 2018, respectively.

Purchased Loans

The following table presents the carrying amount of purchased impaired and non-impaired loans from the acquisitions as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Purchased	Purchased		Purchased	Purchased
	Impaired	Non-impaired		Impaired	Non-impaired
	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate (1)	$3,978	$307,289	$311,267	$4,387	$379,889	$384,276
Construction and land development	26	21,111	21,137	358	47,466	47,824
Commercial loans	2,354	34,729	37,083	3,050	71,146	74,196
Residential 1-4 family (2)	2,841	232,887	235,728	3,654	275,527	279,181
Other consumer loans	—	15,153	15,153	—	21,731	21,731
Total	$9,199	$611,169	$620,368	$11,449	$795,759	$807,208
(1)	Includes owner occupied and non-owner occupied as well as loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The FDIC indemnification on the GAB residential mortgages and home equity lines of credit expired on December 31, 2019.

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the acquisitions were as follows for the years ended December 31, 2019 and 2018 (in thousands):

	December 31, 2019				December 31, 2018
	Purchased Impaired		Purchased Non-impaired		Purchased Impaired		Purchased Non-impaired
		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Discount	of Loans	Yield	of Loans	Discount	of Loans
Balance at beginning of the period	$174	$11,449	$13,474	$795,759	$315	$13,614	$17,460	$1,011,801
Additions	—	—	—	—	—	—	—	—
Accretion	(72)	72	(3,549)	3,549	(141)	141	(4,196)	4,196
Reclassifications from nonaccretable balance	—	—	—	—	—	—	210	—
Adjustment-transfer to OREO	—	—	—	—	—	—	—	—
Payments received	—	(2,322)	—	(188,139)	—	(2,306)	—	(220,238)
Balance at end of the period	$102	$9,199	$9,925	$611,169	$174	$11,449	$13,474	$795,759

4.          FAIR VALUE

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$48,979	$—	$48,979	$—
Obligations of states and political subdivisions	17,582	—	17,582	—
Corporate securities	2,012	—	1,012	1,000
Trust preferred securities	2,568	—	2,568	—
Residential government-sponsored collateralized mortgage obligations	36,689	—	36,689	—
Government-sponsored agency securities	14,822	—	14,822	—
Agency commercial mortgage-backed securities	27,731	—	27,731	—
SBA pool securities	14,437	—	14,437	—
Total	$164,820	$—	$163,820	$1,000

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$27,302	$—	$27,302	$—
Obligations of states and political subdivisions	18,055	—	18,055	—
Corporate securities	2,008	—	1,008	1,000
Trust preferred securities	2,641	—	2,641	—
Residential government-sponsored collateralized mortgage obligations	43,057	—	43,057	—
Government-sponsored agency securities	3,125	—	3,125	—
Agency commercial mortgage-backed securities	27,304	—	27,304	—
SBA pool securities	19,885	—	19,885	—
Total	$143,377	$—	$142,377	$1,000

No corporate securities that are classified as Level 3 above were purchased or sold during 2019. These corporate securities did not have a material impact on the income statement for the year ended December 31, 2019.

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 5% to 10% of collateral valuation at December 31, 2019 and 2018. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired totaled $22.0 million (including SBA guarantees of $4.4 million) with $1.1 million allocation made to the allowance for loan losses at December 31, 2019 compared to a carrying amount of $12.1 million (including SBA guarantees of $3.4 million) with a $618 thousand allocation made to the allowance for loan losses at December 31, 2018.

Assets held for sale

In connection with the merger with EVBS, SNBV acquired four properties that were either former EVBS administrative locations or previously anticipated to be future EVBS administrative locations. As of December 31, 2019, three of these properties have been sold. Assets held for sale are measured at fair value less cost to sell, based on appraisals conducted by an independent, licensed appraiser outside of the Company using observable market data. If the fair value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. Assets held for sale are measured at fair value on a non-recurring basis and are included in other assets in the consolidated balance sheets. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the consolidated statements of comprehensive income.

Other Real Estate Owned

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5% to 10% of collateral valuation at December 31, 2019 and 2018. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At December 31, 2019 and 2018, the total amount of OREO was $6.2 million and $5.1 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$6,890	$—	$—	$6,890
Commercial real estate - non-owner occupied (1)	3,296	—	—	3,296
Construction and land development	345	—	—	345
Commercial loans	7,547	—	—	7,547
Residential 1-4 family (2)	3,862	—	—	3,862
Consumer	39	—	—	39
Assets held for sale	—	—	—	—
Other real estate owned:
Commercial real estate - owner occupied (1)	1,984	—	—	1,984
Construction and land development	2,874	—	—	2,874
Residential 1-4 family (2)	1,366	—	—	1,366

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$2,795	$—	$—	$2,795
Commercial real estate - non-owner occupied (1)	171	—	—	171
Commercial loans	6,076	—	—	6,076
Residential 1-4 family (2)	3,020	—	—	3,020
Assets held for sale	600	—	—	600
Other real estate owned:
Commercial real estate - owner occupied (1)	908	—	—	908
Construction and land development	2,938	—	—	2,938
Residential 1-4 family (2)	1,231	—	—	1,231
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		December 31, 2019		December 31, 2018
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$31,928	$31,928	$28,611	$28,611
Securities available for sale	Level 2 & Level 3	164,820	164,820	143,377	143,377
Securities held to maturity	Level 2	72,448	72,666	92,462	89,109
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	17,832	17,832	19,522	19,522
Equity investment in mortgage affiliate	Level 3	5,020	5,020	3,829	3,829
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	3,305	3,305
Net loans	Level 3	2,175,786	2,180,487	2,166,541	2,134,021
Accrued interest receivable	Level 2 & Level 3	8,210	8,210	8,745	8,745
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$730,325	$730,325	$665,640	$665,640
Money market and savings accounts	Level 2	611,353	611,353	506,519	506,519
Time deposits	Level 3	783,040	786,420	925,441	919,175
Securities sold under agreements to repurchase	Level 1	12,883	12,883	18,721	18,721
FHLB short term advances	Level 1	121,640	121,640	163,340	163,340
Junior subordinated debt	Level 2	9,632	9,206	9,584	12,065
Senior subordinated notes	Level 2	47,051	48,156	47,089	57,173
Accrued interest payable	Level 1 & Level 3	4,907	4,907	3,985	3,985

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), accrued interest receivable and payable, demand deposits, savings accounts, money market accounts and short-term debt (FHLB short-term advances and securities sold under agreements to repurchase).

The investment in common stock of our mortgage affiliate is accounted for using the equity method. Under the equity method, the carrying value of Southern National’s investment in STM was originally recorded at cost but is adjusted periodically to record Southern National’s proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM. The investment in preferred stock of our mortgage affiliate is considered to be a non-marketable equity security that does not have a readily determinable fair value. Non-marketable equity securities with no recurring market value data available are reviewed periodically and any observable market value change are adjusting through noninterest income. Southern National evaluates its investments in this non-marketable equity security for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of STM, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income.

Fair value of long-term debt is based on current rates for similar financing. Carrying amount of Federal Reserve Bank and Federal Home Loan Bank stock is a reasonable estimate of fair value as these securities are not readily marketable and are based on the ultimate recoverability of the par value. The fair value of off-balance-sheet items is not considered material. Fair value of net loans, time deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion in accordance with the adoption of ASU 2016-01.

5.          BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Land	$8,139	$8,139
Land improvements	1,558	1,558
Building and improvements	23,164	23,132
Leasehold improvements	2,933	2,933
Furniture and equipment	8,789	8,349
Construction in progress	719	133
	45,302	44,244
Less accumulated depreciation and amortization	14,118	11,892
Bank premises and equipment, net	$31,184	$32,352

Depreciation and amortization expense related to bank premises and equipment for 2019, 2018 and 2017 was $2.3 million, $3.3 million and $2.2 million, respectively.

6. LEASES

The Company leases certain premises and equipment under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At December 31, 2019, the Company had operating lease liabilities totaling $8.5 million and right-of-use assets totaling $8.0 million related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the year ended December 31, 2019, our net operating lease cost was $2.5 million and was reflected in occupancy expenses on our income statement.

The following table presents supplemental cash flow and other information related to our operating leases:

For the Year Ended
(in thousands except for percent and period data)	December 31, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$4,883
Right-of-use assets obtained in exchange for new operating lease liabilities	$—

Other information:
Weighted-average remaining lease term - operating leases, in years	5.7
Weighted-average discount rate - operating leases	2.8%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	December 31, 2019
Lease payments due:
Less than one year	$2,386
One to three years	3,139
Three to five years	2,067
More than five years	1,654
Total lease payments	9,246
Less: imputed interest	(777)
Lease liabilities	$8,469

As of December 31, 2019, the Company does not have or expect any operating leases that have not yet commenced or will create additional lease liabilities and right-of-use assets for the Company.

As of December 31, 2018, future minimum rental payments required under non-cancelable operating leases for bank premises that had initial or remaining terms in excess of one year accounted for under the previous lease accounting guidance were as follows (in thousands):

2019	$2,628
2020	2,093
2021	1,337
2022	1,269
2023	1,111
Thereafter	2,201
Total	$10,639

7.          GOODWILL AND INTANGIBLE ASSETS

Goodwill

Southern National has recorded $101.9 million of goodwill at December 31, 2019 and 2018. Goodwill is primarily related to the acquisition of EVBS, which increased goodwill by $90.1 million in 2017. During 2018, as part of recognition of all measurement period adjustments, we recognized additional goodwill of $1.3 million related to the 2017 acquisition of EVBS.

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Our annual assessment timing is during the third calendar quarter. For the 2019 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and that it was not necessary to perform the quantitative impairment test pursuant to ASC 350-20. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics. No impairment was indicated in 2019, 2018 or 2017.

Intangible Assets

Intangible assets were as follows at year end (in thousands):

	December 31, 2019
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable core deposit intangibles	$17,503	$(10,312)	$7,191

	December 31, 2018
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable core deposit intangibles	$17,503	$(8,894)	$8,609

Estimated amortization expense of intangibles for the years ended December 31 were as follows (in thousands):

2020	$1,365
2021	1,365
2022	1,325
2023	1,269
2024	1,265
Thereafter	602
Total	$7,191

8.          FDIC INDEMNIFICATION ASSET

The indemnification asset represented our estimate of future expected recoveries under the FDIC loss sharing arrangement for covered loans acquired in the GAB acquisition in 2009. The estimated fair value of the indemnification asset was $8.8 million at December 4, 2009, the date of acquisition. The following table presents changes in the indemnification asset for the periods indicated (in thousands):

	2019	2018
Balance as of January 1	$649	$1,353
Payments from FDIC	—	—
Amortization	(649)	(704)
Balance as of December 31,	$—	$649

There were two agreements with the FDIC, one for single family assets which was a 10-year agreement which expired on December 31, 2019, and one for non-single family (commercial) assets which was a 5-year agreement which expired on December 31, 2014.

9.          DEPOSITS

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2019 and 2018 was $163.2 million and $190.6 million, respectively.

At December 31, 2019, the scheduled maturities of time deposits are as follows (in thousands):

2020	$554,168
2021	154,289
2022	53,897
2023	10,009
2024	10,677
Total	$783,040

The following table sets forth the maturities of certificates of deposit of $250 thousand and over as of December 31, 2019 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$38,800	$15,576	$37,932	$70,866	$163,174

As of December 31, 2019, we had brokered certificates of deposit in the amount of $114.1 million and brokered money market deposits of $24.4 million. At December 31, 2018, we had brokered certificates of deposit in the amount of $254.6 million, and we had brokered money market deposits of $16.9 million.

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

10.         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SHORT-TERM BORROWINGS

Short-term borrowings can consist of FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at December 31, 2019 and 2018 was $12.9 million and $18.7 million, respectively.

At December 31, 2019 and 2018, we have pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $22.0 million and $28.5 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

Short-term borrowings consist of the following (in thousands):

	December 31,
	2019	2018

FHLB overnight advances	$81,000	$5,500
Short-term FHLB advances maturing 3/10/2020	40,640	—
Short-term FHLB advances maturing 6/27/2019	—	40,000
Short-term FHLB advances maturing 6/18/2019	—	27,200
Short-term FHLB advances maturing 6/12/2019	—	10,000
Short-term FHLB advances maturing 6/11/2019	—	80,640
Total FHLB advances	121,640	163,340
Securities sold under agreements to repurchase	12,883	18,721
Total	$134,523	$182,061

Weighted average interest rate at year end	1.75%	2.68%

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. Residential 1-4 family mortgage loans in the amount of approximately $376.3 million and $347.4 million were pledged as collateral for FHLB advances as of December 31, 2019 and 2018, respectively. HELOCs in the amount of approximately $46.9 million and $54.7 million were pledged as collateral for FHLB advances at December 31, 2019 and 2018, respectively. Commercial mortgage loans in the amount of approximately $76.6 million and $107.7 million were pledged as collateral for FHLB advances as of December 31, 2019 and 2018, respectively. Investment securities in the amount of $17.6 million and $25.3 million were pledged as collateral for FHLB advances at December 31, 2019 and 2018, respectively. At December 31, 2019, Sonabank had available collateral to borrow an additional $554.3 million from the FHLB.

11.         JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In connection with our merger with EVBS, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. At December 31, 2019 and 2018, we had $9.6 million of Junior Subordinated Debt. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the 3-month LIBOR plus 2.95%. As of December 31, 2019 and 2018, the interest rate was 4.85% and 5.73%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At December 31, 2019, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At December 31, 2019, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At December 31, 2019, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $666 thousand.

Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. At December 31, 2019 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

At December 31, 2019 and 2018, we had $47.1 million of Senior Subordinated Notes.

12.         INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Net deferred tax assets at December 31, 2019 and 2018 consist primarily of the following (in thousands):

	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,235	$2,686
Unearned loan fees and other	1,064	1,058
Other real estate owned write-downs	748	783
Lease liability	1,829	—
Other than temporary impairment charge	229	232
Net unrealized loss on investment securities available for sale	—	694
Purchase accounting	949	1,909
Federal and state net operating loss carryforward	—	762
Federal AMT credit carryforward	1,137	1,137
Federal low income housing credit carryforward	3,226	2,887
Deferred compensation	1,573	1,390
Depreciation	218	—
Other	511	729
Total deferred tax assets	13,719	14,267
Deferred tax liabilities:
FDIC indemnification asset	—	140
Right-of-use assets	1,731	—
Net unrealized gain on investment securities available for sale	200	—
Depreciation	—	23
Total deferred tax liabilities	1,931	163
Net deferred tax assets	$11,788	$14,104

No valuation allowance was deemed necessary on deferred tax assets in 2019 or 2018. Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that Southern National will generate the necessary taxable income in future periods.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2019, 2018 or 2017. Southern National and its subsidiaries file a consolidated U.S. federal income tax return, and Southern National files a Virginia state income tax return. Sonabank files a Maryland state income tax return. These returns are subject to examination by taxing authorities for all years after 2015.

The provision for income taxes consists of the following for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Current tax expense
Federal	$4,429	$6,244	$3,145
State	228	249	316
Total current tax expense	4,657	6,493	3,461

Deferred tax expense (benefit)
Federal	1,350	2,692	10,234
State	70	429	(548)
Total deferred tax expense	1,420	3,121	9,686
Total income tax expense	$6,077	$9,614	$13,147

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income for the years ended December 31, 2019 and 2018 and 34% to pretax income for the year ended December 31, 2017 due to the following (in thousands):

	2019	2018	2017
Computed expected tax expense at statutory rate	$8,241	$9,094	$5,294
Increase (decrease) in tax expense resulting from:
Remeasurement of deferred tax assets and liabilities	(1,659)	1,130	—
Low income housing tax credits, net of amortization	(255)	(502)	—
Income from bank-owned life insurance	(357)	(416)	(316)
Other, net	107	308	234
Transaction costs	—	—	724
Tax adjustment related to reduction in U.S. federal statutory income tax rate	—	—	7,211
Income tax expense	$6,077	$9,614	$13,147

During 2018, the Company determined that certain net operating loss carryforwards were impaired due to Section 382 limitations. During 2019, the Company completed its formal assessment of the Section 382 limitation and rebooked $1.2 million deferred tax asset stemming from a $5.5 million acquired net operating loss carryforward that was written off in the fourth quarter of 2018. Additionally, the Company remeasured the depreciation deferred tax liability by $0.6 million, net, to reflect a 2018 adjustment to the assets held for sale not previously included.

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

13.         EMPLOYEE BENEFITS

Southern National has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by Southern National. Expense for 2019, 2018 and 2017 was $704 thousand, $784 thousand and $433 thousand, respectively.

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

The expense incurred for the deferred compensation plans in 2019, 2018 and 2017 was $1.2 million, $1.2 million and $415 thousand, respectively. The deferred compensation plan liability was $7.3 million and $6.1 million as of December 31, 2019 and 2018, respectively.

14.         STOCK-BASED COMPENSATION

At the June 21, 2017 Annual Meeting of Stockholders of Southern National, the 2017 Equity Compensation Plan (the “2017 Plan”) was approved as recommended by the Board of Directors. The 2017 Plan replaced the 2010 Plan and has a maximum number of 750,000 shares reserved for issuance. The purpose of the 2017 Plan was to promote the success of the Company by providing greater incentive to employees, non-employee directors, consultants and advisors to associate their personal interests with the long-term financial success of the Company, including its subsidiaries, and with growth in stockholder value, consistent with the Company’s risk management practices. Because the 2017 Plan was approved, shares under the 2004 stock-option plan or 2010 Plan were to be no longer awarded.

Southern National granted no regular options during 2019 and 2018, but in 2017 issued 22,559 options under the 2017 Plan in connection with the merger with EVBS which options were previously outstanding under the EVBS 2003 Stock Incentive Plan. Immediately prior to the effective time of the merger, each option to purchase shares of EVBS common stock granted under an EVBS stock plan vested and was converted into and became an option to purchase shares of common stock of SNBV (each, an “Assumed Option”), which was adjusted (i) by multiplying the number of shares of common stock that could be purchased under the Assumed Option by the 0.6313 exchange ratio and rounding down to the nearest share and (ii) by dividing the per share exercise price of the option by the 0.6313 exchange ratio and rounding up to the nearest cent. SNBV assumed each Assumed Option in accordance with the terms of the EVBS stock plan and award agreement by which it is evidenced.

A summary of the activity in the stock option plan for 2019 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	642,350	$9.77	5.0	$2,219
Forfeited	(2,700)	10.52
Exercised	(83,900)	8.06
Options outstanding, end of period	555,750	$10.02	4.3	$3,518

Exercisable at end of period	484,070	$9.52	3.9	$3,193

Stock-based compensation expense associated with stock options was $62 thousand, $122 thousand and $223 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, unrecognized compensation expense associated with stock options was $31 thousand, which is expected to be recognized over a weighted average period of 1.3 years.

A summary of the activity in the restricted stock plan for 2019 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term
Unvested restricted stock outstanding, beginning of period	58,550	$15.87	4.3
Granted	48,500	14.15
Vested	(17,850)	16.16
Forfeited	(2,700)	15.75
Unvested restricted stock outstanding, end of period	86,500	$14.85	3.8

Restricted stock compensation expense totaled $370 thousand, $158 thousand and $14 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, unrecognized compensation expense associated with restricted stock was $1.1 million, which is expected to be recognized over a weighted average period of 3.8 years.

15.         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $17.7 million and $19.2 million as of December 31, 2019 and 2018, respectively.

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

At December 31, 2019 and 2018, we had unfunded lines of credit and undisbursed construction loan funds totaling $324.8 million and $339.2 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

16.         EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2019, 2018 and 2017 (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2019
Basic EPS	$33,167	24,050	$1.38
Effect of dilutive stock options and unvested restricted stock	—	275	(0.02)
Diluted EPS	$33,167	24,325	$1.36

For the year ended December 31, 2018
Basic EPS	$33,691	24,012	$1.40
Effect of dilutive stock options and unvested restricted stock	—	261	(0.01)
Diluted EPS	$33,691	24,273	$1.39

For the year ended December 31, 2017
Basic EPS	$2,425	18,391	$0.13
Effect of dilutive stock options	—	281	—
Diluted EPS	$2,425	18,672	$0.13

The Company did not have any anti-dilutive options during 2019 and 2018. There were 8,517 anti-dilutive options during 2017 and all unexercised warrants expired in 2017.

17.         REGULATORY MATTERS

Southern National and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Southern National to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2019, that Southern National meets all capital adequacy requirements to which it is subject.

The capital amounts and ratios for Sonabank at year end are presented in the following table (in thousands):

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes (1)		Well Capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Sonabank
Common equity tier 1 capital ratio	$313,354	14.81%	$95,229	4.50%	$137,553	6.50%
Tier 1 risk-based capital ratio	313,354	14.81%	126,972	6.00%	169,296	8.00%
Total risk-based capital ratio	323,615	15.29%	169,296	8.00%	211,619	10.00%
Leverage ratio	313,354	12.07%	103,838	4.00%	105,810	5.00%

December 31, 2018
Sonabank
Common equity tier 1 capital ratio	$288,018	13.64%	$95,020	4.50%	$137,251	6.50%
Tier 1 risk-based capital ratio	288,018	13.64%	126,693	6.00%	168,924	8.00%
Total risk-based capital ratio	300,301	14.22%	168,924	8.00%	211,156	10.00%
Leverage ratio	288,018	11.03%	104,420	4.00%	105,578	5.00%

(1)	Once fully phased-in on January 1, 2019, the Basel III capital rules included a capital conservation buffer of 2.5% that was added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and increased each subsequent January 1, until it reached 2.5% on January 1, 2019.
(2)	PCA provisions are not applicable at the bank holding company level.

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

18.         PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Southern National Bancorp of Virginia, Inc. follows (in thousands):

CONDENSED BALANCE SHEETS

DECEMBER 31,

	2019	2018
ASSETS
Cash	$2,707	$1,393
Investment in subsidiaries	423,591	397,063
Other assets	8,128	7,174
Total assets	$434,426	$405,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Junior subordinated debt - long term	$9,632	$9,584
Senior subordinated notes - long term	47,051	47,089
Other liabilities	502	667
Total liabilities	57,185	57,340
Stockholders' equity:
Common stock	241	240
Additional paid in capital	306,755	305,654
Retained earnings	69,462	44,985
Accumulated other comprehensive income (loss)	783	(2,589)
Total stockholders' equity	377,241	348,290
Total liabilities and stockholders' equity	$434,426	$405,630

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2019	2018	2017
Income:
Cash dividends received from subsidiaries	$13,300	$8,000	$4,900
Interest on deposit with subsidiary	—	—	3
Total income	13,300	8,000	4,903
Expenses:
Interest on junior subordinated debt	589	575	253
Interest on senior subordinated notes	2,847	2,847	2,194
Merger expenses	—	—	2,812
Other operating expenses	726	765	478
Total expenses	4,162	4,187	5,737
Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	9,138	3,813	(834)
Income tax benefit	(862)	(872)	(1,196)
Equity in undistributed net income of subsidiaries	23,167	29,006	2,063
Net income	$33,167	$33,691	$2,425

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2019	2018	2017
Operating activities:
Net income	$33,167	$33,691	$2,425
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Equity in undistributed net income of subsidiaries	(36,467)	(37,006)	(6,963)
Other, net	(666)	(582)	4,046
Net cash and cash equivalents used in operating activities	(3,966)	(3,897)	(492)
Investing activities:
Increase in investment in subsidiary	—	—	(22,000)
Dividend from subsidiaries	13,300	8,000	4,900
Acquisition of Eastern Virginia Bankshares, Inc.	—	—	(10)
Net cash and cash equivalents (used in) provided by investing activities	13,300	8,000	(17,110)
Financing activities:
Issuance of subordinated notes, net of cost	—	—	26,075
Issuance of common stock	670	443	1,004
Cash dividends paid on common stock	(8,690)	(7,688)	(5,798)
Net cash and cash equivalents provided by (used in) financing activities	(8,020)	(7,245)	21,281
Increase (decrease) in cash and cash equivalents	1,314	(3,142)	3,679
Cash and cash equivalents at beginning of period	1,393	4,535	856
Cash and cash equivalents at end of period	$2,707	$1,393	$4,535

19.         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Balance at	Current Period	Balance at
	December 31, 2018	Change	December 31, 2019
Unrealized gain (loss) on investment securities available for sale	$(2,419)	$3,362	$943
Unrecognized gain on investment securities held to maturity for which other than temporary impairment charges have been taken	311	—	311
Unrealized gain (loss) on investment securities available for sale transferred to held to maturity	(481)	10	(471)
Total	$(2,589)	$3,372	$783

20.         RELATED PARTY TRANSACTIONS

Sonabank has entered into loan transactions with STM. The following table summarizes the changes in the loan amount outstanding with STM during the periods indicated (in thousands):

	2019	2018
Balance at January 1,	$24,168	$25,767
Principal advances	298,639	296,627
Principal paid	(296,047)	(298,226)
Balance at December 31,	$26,760	$24,168

Sonabank has established with STM underwriting guidelines under which it will purchase residential construction only, construction loans that convert to permanent, and permanent loans primarily in its Virginia and Maryland footprint from

STM. These will be largely loans that do not conform to FNMA or FHLMC standards because of size or acreage. We purchased loans in an aggregate amount of $152.2 million during 2019 and $125.1 million during 2018 from STM.

During the year, officers, directors, principal shareholders, and their affiliates (related parties) were customers of and had transactions with the Company. Loan activity to related parties is as follows (in thousands):

2019
Balance at January 1,	$22,869
Principal advances	1,702
Principal paid	(3,165)
Balance at December 31,	$21,406

Sonabank has also entered into deposit transactions with its related parties including STM. The aggregate amount of these deposit accounts were $20.1 million and $12.8 million as of December 31, 2019 and 2018, respectively.

21.         QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Income	Net	Earnings Per Share
	Income	Income	Before Taxes	Income	Basic	Diluted
	(dollars in thousands, except per share amounts)
2019
First quarter	$30,303	$20,952	$7,524	$6,020	$0.25	$0.25
Second quarter	30,393	20,964	10,263	9,319	0.39	0.38
Third quarter	30,474	21,015	11,225	8,864	0.37	0.36
Fourth quarter	29,354	20,669	10,232	8,964	0.37	0.37

2018
First quarter	$28,020	$22,500	$10,360	$8,259	$0.34	$0.34
Second quarter	29,683	23,174	11,060	8,867	0.37	0.37
Third quarter	30,054	22,588	11,061	8,861	0.37	0.36
Fourth quarter	31,150	22,804	10,824	7,704	0.32	0.32

22.         LOW INCOME HOUSING TAX CREDITS

The general purpose of housing equity funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were carried at $6.0 million and $2.7 million at December 31, 2019 and 2018, respectively. These investments and related tax benefits have expected terms through 2033, with the majority maturing by 2027. Tax credits, net of amortization recognized related to these investments during the years ended December 31, 2019 and 2018 were $255 thousand and $502 thousand, respectively. Total projected tax credits to be received for 2019 are $643 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $3.8 million and $4.1 million at December 31, 2019 and 2018, respectively.

23. SUBSEQUENT EVENT

On February 20, 2020, the Company announced that effective February 19, 2020, Mr. Joe A. Shearin would be retiring as Chief Executive Officer of the Company and the Company’s wholly-owned subsidiary, Sonabank, and resigning as a director of the Company and Sonabank. On February 19, 2020, the Company’s Board of Directors appointed Dennis J. Zember Jr. as the new President and Chief Executive Officer of the Company and Sonabank, and as a member of the Board of Directors of the Company and Sonabank, effective February 19, 2020.

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

(b) Management’s Report on Internal Control Over Financial Reporting. Management of Southern National is responsible for establishing and maintaining adequate internal control over financial reporting for Southern National (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Southern National conducted an evaluation of the effectiveness of our internal control over Southern National’s financial reporting as of December 31, 2019 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2019.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions "Election of Directors,” "Continuing Directors and Executive Officers," "Delinquent Section 16(a) Reports,” "Corporate Governance — Committees of the Board of Directors— Audit Committee,” "Corporate Governance — Director Nominations Process" and "Corporate Governance — Code of Ethics" in Southern National’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2019 pursuant to Regulation 14A under the Exchange Act (the "2020 Proxy Statement"), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the captions "Executive Compensation and Other Matters," "Director Compensation" and "Compensation Committee Report on Executive Compensation" in the 2020 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders" in the 2020 Proxy Statement is incorporated herein by reference in response to this item.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information under the captions "Corporate Governance — Director Independence" and "Certain Relationships and Related Party Transactions" in the 2020 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information under the caption "Fees and Services of Independent Registered Public Accounting Firm" in the 2020 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)     Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2019 and 2018

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows -Years ended December 31, 2019, 2018 and 2017

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

4.5*	Description of Registrant’s Securities

Certain instruments relating to long-term debt as to which the total amount of securities authorized there under does not exceed 10% of the total assets of Southern National Bancorp of Virginia, Inc. have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

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
10.4+

Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))

10.5+

Supplemental Executive Retirement Plan for Georgia Derrico (incorporated herein by reference to Exhibit 10.4 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))

10.6+

Supplemental Executive Retirement Plan for Rod Porter (incorporated herein by reference to Exhibit 10.5 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))

10.7+

Southern National Bancorp of Virginia, Inc. 2010 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Southern National’s Registration Statement on Form S-8 (Registration No. 333-166511))

10.8+

Southern National Bancorp of Virginia, Inc. 2017 Equity Compensation Plan (incorporated herein by reference to Appendix A of Southern National’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 11, 2017)

10.9+

Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to Southern National’s Registration Statement on Form S-8 (Registration No. 333-166511))

10.10+

Termination Agreement between Southern National Bancorp of Virginia, Inc., Sonabank and Georgia S. Derrico, dated as of June 23, 2017 (incorporated herein by reference to Exhibit 10.1 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)

10.11+

Termination Agreement between Southern National Bancorp of Virginia, Inc., Sonabank and R. Roderick Porter, dated as of June 23, 2017 (incorporated herein by reference to Exhibit 10.2 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)

10.12+

Employment Agreement, dated as of June 23, 2017, by and between Georgia S. Derrico and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.4 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)

10.13+

Employment Agreement, dated as of June 23, 2017, by and between R. Roderick Porter and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.5 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)

10.14+

Employment Agreement, dated as of June 23, 2017, by and between Joe A. Shearin, Southern National Bancorp of Virginia, Inc. and Sonabank (incorporated herein by reference to Exhibit 10.7 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)

10.15+

Southern National Bancorp of Virginia, Inc. Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.9 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)

10.16+	Southern National Bancorp of Virginia, Inc. Executive Severance Plan (incorporated herein by reference to Exhibit 10.10 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)

Exhibit No.	Description
10.17+	Form of Subordinated Note Purchase Agreement, dated January 20, 2017 (incorporated herein by reference to Exhibit 10.1 to Southern National’s Current Report on Form 8-K filed on January 24, 2017)
10.18+

Employment Agreement, dated as of October 29, 2018 by and between Jeffrey H. Culver, Southern National Bancorp of Virginia, Inc. and Sonabank (incorporated herein by reference to Exhibit 10.1 to Southern National’s Current Report on Form 8-K filed on October 31, 2018)

10.19+

Change in Control Agreement, dated as of October 29, 2018 by and between Jeffrey L. Karafa, Southern National Bancorp of Virginia, Inc. and Sonabank (incorporated herein by reference to Exhibit 10.2 to Southern National’s Current Report on Form 8-K filed on October 31, 2018)

10.20+

Employment Agreement, dated as of February 28, 2019, by and between George C. Sheflett and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.1 to Southern National’s Quarterly Report on Form 10-Q filed on May 9, 2019)

10.21+

Amendment to Employment Agreement, dated as of April 18, 2019, by and between Georgia S. Derrico and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.1 to Southern National’s Current Report on Form 8-K filed on April 24,2019)

10.22+

Amendment to Employment Agreement, dated as of April 18, 2019, by and between R. Roderick Porter and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.2 to Southern National’s Current Report on Form 8-K filed on April 24,2019)

10.23+

Supplemental Executive Retirement Plan, dated as of April 2, 2018, by and between Sonabank and Georgia S. Derrico (incorporated herein by reference to Exhibit 10.3 to Southern National’s Current report on Form 8-K filed April 24, 2019)

10.24+

Supplemental Executive Retirement Plan, dated as of April 2, 2018, by and between Sonabank and R. Roderick Porter (incorporated herein by reference to Exhibit 10.4 to Southern National’s Current report on Form 8-K filed April 24, 2019)

10.25+

Supplemental Executive Retirement Plan, dated as of April 2, 2018, by and between Sonabank and Joe A. Shearin (incorporated herein by reference to Exhibit 10.5 to Southern National’s Current report on Form 8-K filed April 24, 2019)

10.26+

Amended and Restated Employment Agreement, dated as of October 2, 2019, by and between Georgia S. Derrico and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.1 to Southern National’s Current Report on Form 8-K filed on October 4, 2019)

10.27+

Amended and Restated Employment Agreement, dated as of October 2, 2019, by and between R. Roderick Porter and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.2 to Southern National’s Current Report on Form 8-K filed on October 4, 2019)

21.0*	Subsidiaries of the Registrant
23.1*	Consent of Dixon Hughes Goodman LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit No.	Description
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Southern National Bancorp of Virginia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (Inline XBRL), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	The cover page from Southern National Bancorp of Virginia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL.

+     Management contract or compensatory plan or arrangement

*     Filed herewith

**   Furnished herewith

Item 16. - Form 10-K Summary

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

Southern National Bancorp of Virginia, Inc.

By:	/s/ Dennis J. Zember	Date: March 16, 2020
Dennis J. Zember
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey L. Karafa	Date: March 16, 2020
Jeffrey L. Karafa
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2020

Signature	Title

/s/ Georgia S. Derrico	Executive Chairman
Georgia S. Derrico

/s/ R. Roderick Porter	Executive Vice Chairman
R. Roderick Porter

/s/ Dennis J. Zember	President and Chief Executive Officer, Director
Dennis J. Zember

/s/ John F. Biagas	Director
John F. Biagas

/s/ Daniel H. Burch	Director
Daniel H. Burch

/s/ Robert Y. Clagett	Director
Robert Y. Clagett

/s/ W. Rand Cook	Director
W. Rand Cook

/s/ F. L. Garrett, III	Director
F. L. Garrett, III

/s/ W. Bruce Jennings	Director
W. Bruce Jennings

/s/ Eric A. Johnson	Director
Eric A. Johnson

/s/ Charles A. Kabbash	Director
Charles A. Kabbash