Form 10-Q
period 2020-03-31
Southern National Bancorp of Virginia Inc
filed 2020-05-08
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Yes ☐ No ☒

As of April 30, 2020, there were 24,297,703 shares of common stock outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

March 31, 2020

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)	*
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$10,145	$7,909
Interest-bearing deposits in other financial institutions	45,720	24,019
Total cash and cash equivalents	55,865	31,928

Securities available for sale, at fair value	168,520	164,820

Securities held to maturity, at amortized cost (fair value of $60,426 and $72,666, respectively)	59,234	72,448

Total loans	2,212,538	2,186,047
Less allowance for loan losses	(12,722)	(10,261)
Net loans	2,199,816	2,175,786
Stock in Federal Reserve Bank and Federal Home Loan Bank	21,396	17,832
Equity investment in mortgage affiliate	5,251	5,020
Preferred investment in mortgage affiliate	3,305	3,305
Bank premises and equipment, net	31,079	31,184
Operating lease right-of-use assets	7,664	8,013
Goodwill	101,954	101,954
Core deposit intangibles, net	6,850	7,191
Bank-owned life insurance	64,236	63,850
Other real estate owned	5,876	6,224
Deferred tax assets, net	11,154	11,788
Other assets	20,363	20,827
Total assets	$2,762,563	$2,722,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$338,095	$339,153
Interest-bearing deposits:
NOW accounts	380,977	391,172
Money market accounts	477,660	466,867
Savings accounts	151,406	144,486
Time deposits	727,216	783,040
Total interest-bearing deposits	1,737,259	1,785,565
Total deposits	2,075,354	2,124,718

Securities sold under agreements to repurchase - short term	13,179	12,883
Federal Home Loan Bank (FHLB) advances	205,140	121,640
Junior subordinated debt - long term	9,645	9,632
Senior subordinated notes - long term	47,041	47,051
Operating lease liabilities	8,509	8,469
Other liabilities	24,873	20,536
Total liabilities	2,383,741	2,344,929
Commitments and contingencies (See Note 6)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,297,703 and 24,181,534 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	242	241
Additional paid in capital	308,352	306,755
Retained earnings	67,061	69,462
Accumulated other comprehensive income	3,167	783
Total stockholders' equity	378,822	377,241
Total liabilities and stockholders' equity	$2,762,563	$2,722,170

* Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Interest and dividend income:
Interest and fees on loans	$26,741	$27,974
Interest and dividends on taxable securities	1,244	1,425
Interest and dividends on tax exempt securities	117	156
Interest and dividends on other earning assets	379	748
Total interest and dividend income	28,481	30,303
Interest expense:
Interest on deposits	6,503	7,462
Interest on repurchase agreements	19	23
Interest on junior subordinated debt	139	150
Interest on senior subordinated notes	712	712
Interest on other borrowings	593	1,004
Total interest expense	7,966	9,351
Net interest income	20,515	20,952
Provision for loan losses	3,450	200
Net interest income after provision for loan losses	17,065	20,752

Noninterest income:
Account maintenance and deposit service fees	1,698	1,687
Income from bank-owned life insurance	386	523
Equity gain from mortgage affiliate	231	18
Recoveries related to acquired charged-off loans and investment securities	184	591
Other	321	243
Total noninterest income	2,820	3,062

Noninterest expenses:
Salaries and benefits	12,309	5,812
Occupancy expenses	1,939	1,803
Furniture and equipment expenses	619	710
Amortization of core deposit intangible	341	363
Virginia franchise tax expense	570	563
Data processing expense	707	512
Telephone and communication expense	368	375
Net (gain) loss on other real estate owned	71	(2)
Professional fees	1,193	1,093
Other operating expenses	1,735	5,061
Total noninterest expenses	19,852	16,290
Income before income taxes	33	7,524
Income tax expense	6	1,504
Net income	$27	$6,020
Other comprehensive income:
Unrealized gain on available for sale securities	$3,014	$1,084
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	4	3
Net unrealized gain	3,018	1,087
Tax effect	634	229
Other comprehensive income	2,384	858
Comprehensive income	$2,411	$6,878
Earnings per share, basic	$0.00	$0.25
Earnings per share, diluted	$0.00	$0.25

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31, 2020
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - December 31, 2019	$241	$306,755	$69,462	$783	$377,241
Net income	—	—	27	—	27
Changes in other comprehensive income on investment securities (net of tax $634)	—	—	—	2,384	2,384
Dividends on common stock ($0.10 per share)	—	—	(2,428)	—	(2,428)
Issuance of common stock under Stock Incentive Plan (44,600 shares)	1	193	—	—	194
Stock-based compensation expense	—	1,404	—	—	1,404
Balance - March 31, 2020	$242	$308,352	$67,061	$3,167	$378,822

	For the Three Months Ended March 31, 2019
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
Balance - December 31, 2018	$240	$305,654	$44,985	$(2,589)	$348,290
Net income	—	—	6,020	—	6,020
Changes in other comprehensive loss on investment securities (net of tax $229)	—	—	—	858	858
Dividends on common stock ($0.09 per share)	—	—	(2,170)	—	(2,170)
Issuance of common stock under Stock Incentive Plan (17,250 shares)	1	121	—	—	122
Impact of adoption of ASU 2016-02	—	—	(535)	—	(535)
Stock-based compensation expense	—	104	—	—	104
Balance - March 31, 2019	$241	$305,879	$48,300	$(1,731)	$352,689

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	For the Years Ended March 31,
	2020	2019
Operating activities:
Net income	$27	$6,020
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,364	1,741
Amortization of operating lease right-of-use assets	1,038	586
Accretion of loan discount	(597)	(816)
Amortization of FDIC indemnification asset	—	177
Provision for loan losses	3,450	200
Earnings on bank-owned life insurance	(386)	(523)
Equity gain on mortgage affiliate	(231)	(18)
Stock-based compensation expense	1,404	104
(Gain) loss on other real estate owned	71	(2)
Net (increase) decrease in other assets	464	(4,420)
Net increase in other liabilities	3,687	8,641
Net cash and cash equivalents provided by operating activities	10,291	11,690
Investing activities:
Purchases of held to maturity investment securities	(15,197)	—
Purchases of available for sale investment securities	(9,980)	(15,313)
Proceeds from paydowns, maturities and calls of available for sale investment securities	8,907	3,172
Proceeds from paydowns, maturities and calls of held to maturity investment securities	28,271	1,778
Net (increase) decrease of FRB and FHLB stock	(3,564)	1,095
Net (increase) decrease in loans	(26,883)	21,815
Proceeds from bank-owned life insurance death benefit	—	344
Sales of other real estate owned, net of improvements	277	38
Purchases of bank premises and equipment	(383)	(7)
Net cash and cash equivalents provided by (used in) investing activities	(18,552)	12,922
Financing activities:
Net increase (decrease) in deposits	(49,364)	13,464
Cash dividends paid on common stock	(2,428)	(2,170)
Issuance of common stock under Stock Incentive Plan	194	122
Net decrease (increase) in short-term borrowings	83,796	(32,798)
Net cash and cash equivalents provided by (used in) financing activities	32,198	(21,382)
Increase in cash and cash equivalents	23,937	3,230
Cash and cash equivalents at beginning of period	31,928	28,611
Cash and cash equivalents at end of period	$55,865	$31,841
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$7,848	$8,989
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$—	$8,296
Initial recognition of operating lease liabilities	—	9,305

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2020

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

At March 31, 2020, Sonabank had forty-five full-service branches. Thirty-eight full-service retail branches are in Virginia, located in Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Haymarket, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, South Riding, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg, and seven full-service retail branches in Maryland, located in Bethesda, Brandywine, Huntingtown, Owings, Rockville, Shady Grove, and Upper Marlboro. We have administrative offices in Warrenton and Glen Allen, Virginia, and executive offices in Georgetown, Washington, D.C. and Glen Allen, Virginia where senior management is located.

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Southern National’s Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term include: the determination of the allowance for loan losses, the fair value of investment securities, other than temporary impairment of investment securities, the valuation of goodwill and intangible assets, other real estate owned (“OREO”) and deferred taxes.

Risks and Uncertainties

The outbreak of the novel Corona Virus Disease 2019 (“COVID-19”) has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The spread of COVID-19 has caused significant uncertainty, volatility and disruption in the U.S. and global economy and has disrupted banking and other financial activity in the areas in which the Company operates. Given the ongoing and dynamic nature COVID-19, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic. If the pandemic is prolonged, the adverse impact on the markets in which we operate and on our business, operations and financial condition could deepen.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations. The CARES Act includes provisions that temporarily delay the required implementation date of Financial Accounting Standards Board (“FASB”) ASC Topic 326, Financial Instruments—Credit Losses, and suspend the requirements related to accounting for a troubled debt restructuring (“TDR”), for certain entities.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations

The Company’s fee income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact its fee income in future periods.

The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large number of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Our annual assessment timing is during the third calendar quarter. Considering the effects of COVID-19, management determined there to be a triggering event in the first quarter of 2020. For the 2020 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and that it was not necessary to perform the quantitative impairment test pursuant to ASC 350-20. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics. No impairment losses were considered necessary based on management’s assessment.

Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform another goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity plan

The Company has invoked its Board approved Pandemic Preparedness Plan that includes a remote working strategy. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers

As the health crisis unfolded, the Company’s markets and businesses experienced disruptions in normal operations. In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company provided certain modifications, including interest only or principal and interest deferments. As of April 30, 2020, total modified loans or loans with requests for modifications were $548.1 million and the Company anticipates additional amounts throughout the second quarter of 2020.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of April 30, 2020, the Company has approved and secured funds with the SBA 250 PPP loans representing $52.5 million in funding. An additional 1,726 loans for $202.7 million have been approved for SBA PPP pending funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

Credit

The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with regulator guidelines. As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Recent Accounting Pronouncements

Adoption of New Accounting Standards:

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This ASU adds, eliminates and modifies certain disclosure requirements for fair value measurements. The amendments in ASU 2018-13 were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption was permitted. The Company adopted ASU 2018-13 in the first quarter of 2020. The disclosures were effective using the prospective method for certain disclosures and retrospective for a majority of the disclosures. The Company adopted ASU 2018-13 in the first quarter of 2020 and it did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which along with several other subsequent codification updates related to accounting for credit losses, sets forth a “current expected credit loss” ("CECL") model requiring the Company to measure all expected credit losses for financial instruments recorded at amortized cost held at the reporting date. The estimate is to be based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The amendments were effective for the Company beginning January 1, 2020. The initial adoption of this ASU will result in an increase of approximately $11.3 million in our allowance for loan losses, including transfers of non-accretable discount on purchased credit-impaired loans. The increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The adoption of this ASU requires that we establish an allowance for expected credit losses for certain debt securities and other financial assets which are not material. We plan to elect the federal banking agencies’ rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. The Company elected to defer adoption of CECL until the termination date of the current national emergency, declared by the President on March 31, 2020, under the National Emergencies Act concerning the COVID-19 outbreak, or December 31, 2020.

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

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. Southern National is currently in the process of evaluating the impact of adopting the new guidance on its consolidated financial statements and disclosures.

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

A summary of the activity in the stock option plan during the three months ended March 31, 2020 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	555,750	$10.02	4.3	$3,518
Exercised	(44,600)	7.32
Options outstanding, end of period	511,150	$10.25	4.3	$(212)

Exercisable at end of period	392,730	$9.45	3.7	$18

Stock-based compensation expense associated with stock options was $95 thousand and $21 thousand for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, unrecognized compensation expense associated with stock options was $24 thousand, which is expected to be recognized over a weighted average period of 1.1 year.

A summary of the activity in the restricted stock plan for 2020 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term
Unvested restricted stock outstanding, beginning of period	86,500	$14.85	3.8
Granted	80,000	15.87
Vested	(89,900)	14.54
Unvested restricted stock outstanding, end of period	76,600	$15.50	4.5

Restricted stock compensation expense totaled $1.3 million and $83 thousand for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, unrecognized compensation expense associated with restricted stock was $1.2 million, which is expected to be recognized over a weighted average period of 4.5 years.

3.      INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
March 31, 2020
Residential government-sponsored mortgage-backed securities	$48,523	$1,804	$(48)	$50,279
Obligations of states and political subdivisions	16,248	592	(11)	16,829
Corporate securities	2,002	12	—	2,014
Trust preferred securities	2,530	101	(365)	2,266
Residential government-sponsored collateralized mortgage obligations	34,591	1,240	—	35,831
Government-sponsored agency securities	19,796	179	—	19,975
Agency commercial mortgage-backed securities	27,424	821	—	28,245
SBA pool securities	13,199	49	(167)	13,081
Total	$164,313	$4,798	$(591)	$168,520

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2019
Residential government-sponsored mortgage-backed securities	$48,540	$455	$(16)	$48,979
Obligations of states and political subdivisions	17,041	541	—	17,582
Corporate securities	2,004	8	—	2,012
Trust preferred securities	2,530	283	(245)	2,568
Residential government-sponsored collateralized mortgage obligations	36,511	217	(39)	36,689
Government-sponsored agency securities	14,823	47	(48)	14,822
Agency commercial mortgage-backed securities	27,557	192	(18)	27,731
SBA pool securities	14,622	11	(196)	14,437
Total	$163,628	$1,755	$(562)	$164,820

The amortized cost, unrecognized gains and losses, and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
March 31, 2020
Residential government-sponsored mortgage-backed securities	$36,953	$853	$(3)	$37,803
Obligations of states and political subdivisions	12,983	151	—	13,134
Trust preferred securities	1,783	—	(25)	1,758
Residential government-sponsored collateralized mortgage obligations	2,515	51	—	2,566
Government-sponsored agency securities	5,000	165	—	5,165
Total	$59,234	$1,220	$(28)	$60,426

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
December 31, 2019
Residential government-sponsored mortgage-backed securities	$22,925	$62	$(52)	$22,935
Obligations of states and political subdivisions	15,071	165	(1)	15,235
Trust preferred securities	1,938	99	(2)	2,035
Residential government-sponsored collateralized mortgage obligations	3,128	10	(9)	3,129
Government-sponsored agency securities	29,386	108	(162)	29,332
Total	$72,448	$444	$(226)	$72,666

During the three months ended March 31, 2020, $10.0 million and $15.2 million, respectively, of available for sale investment securities and held to maturity investment securities were purchased. No investment securities were sold during the three months ended March 31, 2020 and 2019.

The fair value and carrying amount, if different, of debt investment securities as of March 31, 2020, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$2,569	$2,669	$3,418	$3,495
Due in five to ten years	13,768	13,963	2,188	2,230
Due after ten years	24,239	24,452	14,160	14,332
Residential government-sponsored mortgage-backed securities	48,523	50,279	36,953	37,803
Residential government-sponsored collateralized mortgage obligations	34,591	35,831	2,515	2,566
Agency commercial mortgage-backed securities	27,424	28,245	—	—
SBA pool securities	13,199	13,081	—	—
Total	$164,313	$168,520	$59,234	$60,426

Investment securities with a carrying amount of approximately $114.7 million and $120.5 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Southern National monitors its securities portfolio for indicators of other than temporary impairment. At March 31, 2020 and December 31, 2019, certain investment securities’ fair values were below cost. As outlined in the tables below, there were investment securities with fair values totaling approximately $16.1 million in the portfolio with the carrying value exceeding the estimated fair value that were considered temporarily impaired at March 31, 2020. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these investment securities and it is likely that we will not be required to sell the investment securities before their anticipated recovery, management does not consider these investment securities to be other than temporarily impaired as of March 31, 2020.

The following tables present information regarding investment securities available for sale and held to maturity in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019 by duration of time in a loss position (in thousands):

March 31, 2020	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$3,556	$(48)	$—	$—	$3,556	$(48)
Obligations of states and political subdivisions	759	(11)	—	—	759	(11)
Trust preferred securities	—	—	675	(365)	675	(365)
SBA pool securities	766	(1)	8,459	(166)	9,225	(167)
Total	$5,081	$(60)	$9,134	$(531)	$14,215	$(591)

March 31, 2020	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$146	$(3)	$146	$(3)
Trust preferred securities	1,758	(25)	—	—	1,758	(25)
Total	$1,758	$(25)	$146	$(3)	$1,904	$(28)

December 31, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$2,686	$(7)	$1,758	$(9)	$4,444	$(16)
Trust preferred securities	—	—	795	(245)	795	(245)
Residential government-sponsored collateralized mortgage obligations	4,253	(25)	3,133	(14)	7,386	(39)
Government-sponsored agency securities	4,924	(48)	—	—	4,924	(48)
Agency commercial mortgage-backed securities	2,833	(6)	3,126	(12)	5,959	(18)
SBA pool securities	1,148	(2)	9,420	(194)	10,568	(196)
Total	$15,844	$(88)	$18,232	$(474)	$34,076	$(562)

December 31, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$14,978	$(41)	$1,402	$(11)	$16,380	$(52)
Obligations of states and political subdivisions	2,011	(1)	—	—	2,011	(1)
Trust preferred securities	—	—	53	(2)	53	(2)
Residential government-sponsored collateralized mortgage obligations	1,162	(3)	571	(6)	1,733	(9)
Government-sponsored agency securities	—	—	20,833	(162)	20,833	(162)
Total	$18,151	$(45)	$22,859	$(181)	$41,010	$(226)

As of March 31, 2020, we owned pooled trust preferred investment securities as follows (in thousands):

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings When						Estimated	Deferrals to	Other
	Tranche	Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa1	AA	$1,910	$1,783	$1,758	17%	$219
						$1,910	$1,783	$1,758		$219

Available for Sale										Cumulative OTTI
Other Than										Related to
Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	WD	$1,500	$1,040	$675	32%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,591	15%	660
						$3,650	$2,530	$2,266		$1,060

Total						$5,560	$4,313	$4,024
(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion.
(2)	Pre-tax.

Each of these investment securities has been evaluated for other than temporary impairment. In performing a detailed cash flow analysis of each investment security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. There have been no changes to our cash flow analyses and assumptions as of March 31, 2020.

There were no other than temporary impairment charges related to credit losses or sales of these securities during the three months ended March 31, 2020 and 2019.

Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 and 2019 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains on	Held to Maturity
For the three months ended March 31, 2020	Available for Sale	Securities	Total
Beginning balance	$943	$(160)	$783
Current period other comprehensive income	2,382	2	2,384
Ending balance	$3,325	$(158)	$3,167

	Unrealized Holding
	Losses on	Held to Maturity
For the three months ended March 31, 2019	Available for Sale	Securities	Total
Beginning balance	$(2,419)	$(170)	$(2,589)
Current period other comprehensive income	856	2	858
Ending balance	$(1,563)	$(168)	$(1,731)

4.      LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of March 30, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Loans secured by real estate:
Commercial real estate - owner occupied	$409,739	$414,479
Commercial real estate - non-owner occupied	599,987	559,195
Secured by farmland	16,608	17,622
Construction and land loans	115,144	150,750
Residential 1-4 family (1)	624,119	604,777
Multi- family residential	90,652	82,055
Home equity lines of credit (1)	106,820	109,006
Total real estate loans	1,963,069	1,937,884

Commercial loans	223,433	221,447
Consumer loans	25,708	26,304
Subtotal	2,212,210	2,185,635
Plus deferred costs on loans	328	412
Total loans	$2,212,538	$2,186,047
(1)	Included $13.5 million of loans as of December 31, 2019, acquired in the Greater Atlantic Bank (“GAB”) transaction covered under an FDIC loss-share agreement. The agreement covering single family loans expired on December 31, 2019.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the Company’s consolidated financial results.

Accretable discount on the acquired loans totaled $10.6 million and $11.2 million at March 31, 2020 and December 31, 2019, respectively. Accretion associated with the acquired loans held for investment of $597 thousand and $816 thousand was recognized during the three months ended March 31, 2020 and 2019, respectively.

Impaired loans for the portfolio were as follows (in thousands):

	Total Loans
		Unpaid
	Recorded	Principal	Related
March 31, 2020	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$5,986	$6,956	$—
Commercial real estate - non-owner occupied (2)	3,231	3,327	—
Construction and land development	357	802	—
Commercial loans	5,276	6,513	—
Residential 1-4 family (3)	5,103	6,222	—
Other consumer loans	20	20	—
Total	$19,973	$23,840	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	—	—	—
Construction and land development	—	—	—
Commercial loans	2,415	2,480	1,309
Residential 1-4 family (3)	—	—	—
Other consumer loans	—	—	—
Total	$2,415	$2,480	$1,309
Grand total	$22,388	$26,320	$1,309

	Total Loans
		Unpaid
	Recorded	Principal	Related
December 31, 2019	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$6,890	$8,530	$—
Commercial real estate - non-owner occupied (2)	3,120	3,363	—
Construction and land development	345	747	—
Commercial loans	5,049	8,490	—
Residential 1-4 family (3)	1,021	2,719	—
Other consumer loans	—	—	—
Total	$16,425	$23,849	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	176	281	1
Construction and land development	—	—	—
Commercial loans	2,498	2,533	957
Residential 1-4 family (3)	2,841	3,243	92
Other consumer loans	39	39	1
Total	$5,554	$6,096	$1,051
Grand total	$21,979	$29,945	$1,051
(1)	Recorded investment is after cumulative prior charge offs of $1.5 million as of March 31, 2020 and December 31, 2019. These loans also have aggregate SBA guarantees of $4.4 million and $3.1 million as of March 31, 2020 and December 31, 2019, respectively.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income recognized for impaired loans recognized by class of loans for the three months ended March 31, 2020 and 2019 (in thousands):

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended March 31, 2020	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$6,987	$91
Commercial real estate - non-owner occupied (1)	3,341	46
Construction and land development	815	14
Commercial loans	3,646	46
Residential 1-4 family (2)	6,229	37
Other consumer loans	20	—
Total	$21,038	$234

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	3,581	49
Residential 1-4 family (2)	—	—
Other consumer loans	—	—
Total	$3,581	$49
Grand total	$24,619	$283

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended March 31, 2019	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$6,034	$66
Commercial real estate - non-owner occupied (1)	4,435	37
Construction and land development	370	14
Commercial loans	5,011	11
Residential 1-4 family (2)	5,305	59
Other consumer loans	40	—
Total	$21,195	$187

With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	4,712	50
Residential 1-4 family (2)	984	18
Other consumer loans	—	—
Total	$5,696	$68
Grand total	$26,891	$255

________________________________________

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2020 and December 31, 2019 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Nonaccrual	Loans Not	Total
March 31, 2020	Past Due	Past Due	or More	Past Due	Loans (3)	Past Due	Loans (4)
Total loans:
Commercial real estate - owner occupied	$8,716	$942	$—	$9,658	$—	$400,081	$409,739
Commercial real estate - non-owner occupied (1)	10,837	867	—	11,704	—	695,543	707,247
Construction and land development	1,087	—	—	1,087	—	114,057	115,144
Commercial loans	571	109	—	680	5,358	217,395	223,433
Residential 1-4 family (2)	14,531	394	—	14,925	3,563	712,451	730,939
Other consumer loans	211	6	—	217	20	25,471	25,708
Total	$35,953	$2,318	$—	$38,271	$8,941	$2,164,998	$2,212,210

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Nonaccrual	Loans Not	Total
December 31, 2019	Past Due	Past Due	or More	Past Due	Loans (3)	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$813	$—	$—	$813	$—	$413,666	$414,479
Commercial real estate - non-owner occupied (1)	936	—	—	936	—	657,936	658,872
Construction and land development	746	275	—	1,021	—	149,729	150,750
Commercial loans	234	62	—	296	6,337	214,814	221,447
Residential 1-4 family (2)	4,060	—	—	4,060	2,524	707,199	713,783
Other consumer loans	107	—	—	107	39	26,158	26,304
Total	$6,896	$337	$—	$7,233	$8,900	$2,169,502	$2,185,635
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Nonaccrual loans include SBA guaranteed amounts totaling $2.9 million and $4.1 million at March 31, 2020 and December 31, 2019, respectively.
(4)	Includes $547.1 million of loans that were subject to deferrals at April 30, 2020.

Activity in the allowance for loan and lease losses by class of loan for the three months ended March 31, 2020 and 2019 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three Months Ended March 31, 2020	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$810	$1,720	$683	$5,418	$1,266	$190	$174	$10,261
Provision (recovery) for non-purchased loans	253	971	(307)	822	1,387	74	(100)	3,100
Provision for purchase credit impaired loans	—	—	—	350	—	—	—	350
Total provision (recovery)	253	971	(307)	1,172	1,387	74	(100)	3,450
Charge offs	—	—	—	(822)	(245)	(32)	—	(1,099)
Recoveries	5	2	—	65	31	7	—	110
Ending balance	$1,068	$2,693	$376	$5,833	$2,439	$239	$74	$12,722

Three Months Ended March 31, 2019
Allowance for loan losses:
Beginning balance	$802	$1,669	$821	$7,097	$1,106	$224	$564	$12,283
Provision (recovery)	11	624	99	(887)	56	83	214	200
Charge offs	—	(462)	—	(167)	—	(60)	—	(689)
Recoveries	3	—	—	63	8	6	—	80
Ending balance	$816	$1,831	$920	$6,106	$1,170	$253	$778	$11,874
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2020 and the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on impairment method as of December 31, 2019 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
March 31, 2020	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$1,309	$—	$—	$—	$1,309
Collectively evaluated for impairment	1,068	2,693	376	4,524	2,439	239	74	11,413
Total ending allowance	$1,068	$2,693	$376	$5,833	$2,439	$239	$74	$12,722

Loans:
Individually evaluated for impairment	$5,986	$3,231	$357	$5,276	$5,103	$20	$—	$19,973
Collectively evaluated for impairment	403,753	704,016	114,787	218,157	725,836	25,688	—	2,192,237
Total ending loan balances	$409,739	$707,247	$115,144	$223,433	$730,939	$25,708	$—	$2,212,210

December 31, 2019
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$957	$85	$—	$—	$1,042
Collectively evaluated for impairment	810	1,720	683	4,461	1,181	190	174	9,219
Total ending allowance	$810	$1,720	$683	$5,418	$1,266	$190	$174	$10,261

Loans:
Individually evaluated for impairment	$6,890	$3,120	$345	$7,544	$1,443	$—	$—	$19,342
Collectively evaluated for impairment	407,589	655,752	150,405	213,903	712,340	26,304	—	2,166,293
Total ending loan balances	$414,479	$658,872	$150,750	$221,447	$713,783	$26,304	$—	$2,185,635
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

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

There were no TDRs during the three months ended March 31, 2020 and there have been no defaults of TDRs modified during the past twelve months.

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

Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Southern National had no loans classified Doubtful at March 31, 2020 or December 31, 2019.

As of  March 31, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Total Loans
	Special
March 31, 2020	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$3,795	$4,192	$401,752	$409,739
Commercial real estate - non-owner occupied (1)	3,563	173	703,511	707,247
Construction and land development	—	667	114,477	115,144
Commercial loans	3,487	4,212	215,734	223,433
Residential 1-4 family (2)	661	1,308	728,970	730,939
Other consumer loans	116	—	25,592	25,708
Total	$11,622	$10,552	$2,190,036	$2,212,210

	Total Loans
	Special
December 31, 2019	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$3,821	$3,975	$406,683	$414,479
Commercial real estate - non-owner occupied (1)	4,193	176	654,503	658,872
Construction and land development	—	690	150,060	150,750
Commercial loans	3,432	4,462	213,553	221,447
Residential 1-4 family (2)	666	1,194	711,923	713,783
Other consumer loans	122	—	26,182	26,304
Total	$12,234	$10,497	$2,162,904	$2,185,635
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Includes SBA guarantees of $2.9 million and $4.1 million as of March 31, 2020 and December 31, 2019, respectively.

The amount of foreclosed residential real estate property held at March 31, 2020 and December 31, 2019 was $1.2 million and $1.4 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $2.0 million and $1.9 million at March 31, 2020 and December 31, 2019, respectively.

5.      LEASES

The Company leases certain premises and equipment under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At March 31, 2020, the Company had operating lease liabilities totaling $8.5 million and right-of-use assets totaling $7.7 million related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the three months ended March 31, 2020 and 2019, our net operating lease cost was $1.0 million and $586 thousand, respectively and was reflected in occupancy expenses on our income statement.

The following table presents supplemental cash flow and other information related to our operating leases:

	For the Three Months Ended
(in thousands except for percent and period data)	March 31, 2020	March 31, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,241	$1,262
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$155

Other information:
Weighted-average remaining lease term - operating leases, in years	5.6	6.1
Weighted-average discount rate - operating leases	2.8%	3.0%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	March 31, 2020
Lease payments due:
Less than one year	$2,305
One to three years	3,323
Three to five years	2,043
More than five years	1,586
Total lease payments	9,257
Less: imputed interest	(748)
Lease liabilities	$8,509

As of March 31, 2020, the Company did not have any operating leases that have not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

6.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $17.6 million and $17.7 million as of March 31, 2020 and December 31, 2019, respectively.

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

At March 31, 2020 and December 31, 2019, we had unfunded lines of credit and undisbursed construction loan funds totaling $341.0 million and $324.8 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

7.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2020
Basic EPS	$27	24,168	$0.00
Effect of dilutive stock options and unvested restricted stock	—	220	—
Diluted EPS	$27	24,388	$0.00

For the three months ended March 31, 2019
Basic EPS	$6,020	24,012	$0.25
Effect of dilutive stock options and unvested restricted stock	—	299	—
Diluted EPS	$6,020	24,311	$0.25

The Company did not have any anti-dilutive options in 2020 and 2019.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$50,279	$—	$50,279	$—
Obligations of states and political subdivisions	16,829	—	16,829	—
Corporate securities	2,014	—	1,014	1,000
Trust preferred securities	2,266	—	2,266	—
Residential government-sponsored collateralized mortgage obligations	35,831	—	35,831	—
Government-sponsored agency securities	19,975	—	19,975	—
Agency commercial mortgage-backed securities	28,245	—	28,245	—
SBA pool securities	13,081	—	13,081	—
Total	$168,520	$—	$167,520	$1,000

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$48,979	$—	$48,979	$—
Obligations of states and political subdivisions	17,582	—	17,582	—
Corporate securities	2,012	—	1,012	1,000
Trust preferred securities	2,568	—	2,568	—
Residential government-sponsored collateralized mortgage obligations	36,689	—	36,689	—
Government-sponsored agency securities	14,822	—	14,822	—
Agency commercial mortgage-backed securities	27,731	—	27,731	—
SBA pool securities	14,437	—	14,437	—
Total	$164,820	$—	$163,820	$1,000

No corporate securities that are classified as Level 3 above were purchased or sold during 2020 or 2019. These corporate securities did not have a material impact on the income statement for the three months ended March 31, 2020 and 2019.

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 5% to 10% of collateral valuation at March 31, 2020 and December 31, 2019. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired totaled $22.4 million (including SBA guarantees of $3.1 million) as of March 31, 2020 with $1.3 million allocation made to the allowance for loan losses compared to a carrying amount of $22.0 million (including SBA guarantees of $4.4 million) with $1.1 million allocation made to the allowance for loan losses at December 31, 2019.

Assets Held for Sale

In connection with the merger with EVBS, SNBV acquired four properties that were either former EVBS administrative locations or previously anticipated to be future EVBS administrative locations. As of March 31, 2020, all four of these properties have been sold. Assets held for sale are measured at fair value less cost to sell, based on appraisals conducted by an independent, licensed appraiser outside of the Company using observable market data. If the fair value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. Assets held for sale are measured at fair value on a non-recurring basis and are included in other assets in the consolidated balance sheets. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the consolidated statements of comprehensive income.

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5% to 10% of collateral valuation at March 31, 2020 and December 31, 2019. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At March 31, 2020 and December 31, 2019, the total amount of OREO was $5.9 million and $6.2 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$5,986	$—	$—	$5,986
Commercial real estate - non-owner occupied (1)	3,231	—	—	3,231
Construction and land development	357	—	—	357
Commercial loans	7,691	—	—	7,691
Residential 1-4 family (2)	5,103	—	—	5,103
Consumer	20	—	—	20
Other real estate owned:
Commercial real estate - owner occupied (1)	1,984	—	—	1,984
Construction and land development	2,666	—	—	2,666
Residential 1-4 family (2)	1,226	—	—	1,226

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$6,890	$—	$—	$6,890
Commercial real estate - non-owner occupied (1)	3,296	—	—	3,296
Construction and land development	345	—	—	345
Commercial loans	7,547	—	—	7,547
Residential 1-4 family (2)	3,862	—	—	3,862
Consumer	39	—	—	39
Other real estate owned:
Commercial real estate - owner occupied (1)	1,984	—	—	1,984
Construction and land development	2,874	—	—	2,874
Residential 1-4 family (2)	1,366	—	—	1,366
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		March 31, 2020		December 31, 2019
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$55,865	$55,865	$31,928	$31,928
Securities available for sale	Level 2 & Level 3	168,520	168,520	164,820	164,820
Securities held to maturity	Level 2	59,234	60,426	72,448	72,666
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	21,396	21,396	17,832	17,832
Equity investment in mortgage affiliate	Level 3	5,251	5,251	5,020	5,020
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	3,305	3,305
Net loans	Level 3	2,199,816	2,217,962	2,175,786	2,180,487
Accrued interest receivable	Level 2 & Level 3	8,548	8,548	8,210	8,210
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$719,072	$719,072	$730,325	$730,325
Money market and savings accounts	Level 2	629,066	629,066	611,353	611,353
Time deposits	Level 3	727,216	736,513	783,040	786,420
Securities sold under agreements to repurchase	Level 1	13,179	13,179	12,883	12,883
FHLB short term advances	Level 1	205,140	205,140	121,640	121,640
Junior subordinated debt	Level 2	9,645	8,787	9,632	9,206
Senior subordinated notes	Level 2	47,041	48,044	47,051	48,156
Accrued interest payable	Level 1 & Level 3	5,025	5,025	4,907	4,907

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), accrued interest receivable and payable, demand deposits, savings accounts, money market accounts and short-term debt (FHLB short-term advances and securities sold under agreements to repurchase).

The investment in common stock of our mortgage affiliate is accounted for using the equity method. Under the equity method, the carrying value of Southern National’s investment in STM was originally recorded at cost but is adjusted periodically to record Southern National’s proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM. The investment in preferred stock of our mortgage affiliate is considered to be a non-marketable equity security that does not have a readily determinable fair value. Non-marketable equity securities with no recurring market value data available are reviewed periodically and any observable market value change are adjusting through noninterest income. Southern National evaluates its investments in this non-marketable equity security for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of STM, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income. No impairment was recorded for the three month periods ended March 31, 2020 and 2019.

Fair value of long-term debt is based on current rates for similar financing. Carrying amount of Federal Reserve Bank and FHLB stock is a reasonable estimate of fair value as these securities are not readily marketable and are based on the ultimate recoverability of the par value. The fair value of off-balance-sheet items is not considered material. Fair value of net loans, time deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion.

9.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of FHLB of Atlanta overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at March 31, 2020 and December 31, 2019 was $13.2 million and $12.9 million, respectively.

10.     JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In connection with our merger with EVBS, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through the Trust in a pooled underwriting totaling approximately $650 million. The trust issuer has invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. At March 31, 2020 and December 31, 2019, we had $9.6 million of Junior Subordinated Debt. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of March 31, 2020 and December 31, 2019, the interest rate was 3.79% and 4.85%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At March 31, 2020, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At March 31, 2020, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At March 31, 2020, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $643 thousand.

Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million (fair value adjustment of $1.9 million) in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. At March 31, 2020 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2019. Results of operations for the three months ended March 31, 2020 are not necessarily indicative of results that may be attained for any other period.

FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to the novel coronavirus (“COVID-19”). Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. The words “believe,” “may,”  “forecast,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factor contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	the impact of COVID-19 on our business, including the impact of the actions taken by governmental authorities to contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (“CARES” Act)), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities, obligations of states and political subdivisions and pooled trust preferred securities;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;

●	failure to prevent a breach to our Internet-based system and online commerce security;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for loan losses;
●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act of 2017;
●	uncertainty related to the transition away from or methods of calculating the LIBOR;
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

At March 31, 2020, Sonabank had forty-five full-service branches. Thirty-eight full-service retail branches are in Virginia, located in Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Haymarket, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, South Riding, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg, and seven full-service retail branches in Maryland, located in Bethesda, Brandywine, Huntingtown, Owings, Rockville, Shady Grove, and Upper Marlboro. We have administrative offices in Warrenton and Glen Allen, Virginia, and executive offices in Georgetown, Washington, D.C. and Glen Allen, Virginia where senior management is located.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income for the three months ended March 31, 2020 was $27 thousand, or $0.00 basic and diluted earnings per share, compared to net income of $6.0 million, or $0.25 basic and diluted earnings per share for the three months ended March 31, 2019.

Net income declined $6.0 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decline in net income was driven by a one-time charge of $4.4 million, net of taxes of salary and benefits expense related to the restructuring of executive management and a $378 thousand, net of taxes, one-time charge to occupancy for the pending closure of three underperforming branch offices. During the three months ended March 31, 2020, the Company made certain adjustments to its qualitative factors in response to the impact of COVID-19 that increased the provision by $3.1 million. Net income was also impacted by lower income tax expenses in the current year.

During the three months ended March 31, 2019, net income was impacted by a nonrecurring other loss of $2.5 million and related legal expense of $397 thousand, net of taxes.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $20.5 million for the three months ended March 31, 2020 compared to $21.0 million for the three months ended March 31, 2019. Southern National’s net interest margin for the three months ended March 31, 2020 was 3.32% compared to 3.41% for the three months ended March 31, 2019. Total income on interest-earning assets was $28.5 million and $30.3 million for the three months ended March 31, 2020 and 2019, respectively. The yield on average interest-earning assets decreased 33 basis points to 4.61% during the three months ended March 31, 2020 compared to the 4.94% yield on average interest-earning assets during the three months ended March 31, 2019. The cost of average interest-bearing liabilities decreased 26 basis points to 1.60% during the three months ended March 31, 2020 when comparing to the 1.86% cost on average interest-bearing liabilities during the three months ended March 31, 2019. Interest and fees on loans totaled $26.7 million and $28.0 million for the first quarters of 2020 and 2019, respectively. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $597 thousand to net interest income during the three months ended March 31, 2020 compared to $816 thousand during the three months ended March 31, 2019. The decrease in accretion was due to the slowdown in the volume of acquired loan prepayments and payoffs. Average loans during the first quarter of 2020 were $2.20 billion compared to $2.16 billion during the first quarter of 2019.

Total interest expense was $8.0 million and $9.4 million for the three months ended March 31, 2020 and 2019, respectively. Interest on deposits was $6.5 million and $7.5 million for the three months ended March 31, 2020 and 2019, respectively. Total average interest-bearing deposits for the first quarter of 2020 and 2019 were $1.75 billion and $1.82 billion, respectively. The yield on total average interest-bearing deposits was 1.49% and 1.66% for the quarter ended March 31, 2020 and 2019, respectively. Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, and senior subordinated notes, was $1.5 million and

$1.9 million for the three months ended March 31, 2020 and 2019, respectively. Total average borrowings were $251.8 million and $214.0 million for the three months ended March 31, 2020 and 2019, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	March 31, 2020			March 31, 2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,200,926	$26,741	4.89%	$2,155,252	$27,974	5.26%
Investment securities	231,794	1,361	2.36%	237,420	1,581	2.70%
Other earning assets	54,800	379	2.79%	90,370	748	3.36%
Total earning assets	2,487,520	28,481	4.61%	2,483,041	30,303	4.94%
Allowance for loan losses	(10,928)			(12,296)
Total non-earning assets	263,627			257,217
Total assets	$2,740,220			$2,727,963

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$379,531	$786	0.83%	$345,935	$642	0.75%
Money market accounts	469,651	1,575	1.35%	401,615	1,828	1.85%
Savings accounts	147,697	116	0.32%	147,589	115	0.32%
Time deposits	756,055	4,026	2.14%	926,137	4,877	2.14%
Total interest-bearing deposits	1,752,934	6,503	1.49%	1,821,276	7,462	1.66%
Borrowings	251,830	1,463	2.34%	213,929	1,889	3.58%
Total interest-bearing liabilities	2,004,764	7,966	1.60%	2,035,205	9,351	1.86%
Noninterest-bearing liabilities:
Demand deposits	333,408			320,299
Other liabilities	21,781			19,414
Total liabilities	2,359,953			2,374,919
Stockholders' equity	380,267			353,044
Total liabilities and stockholders' equity	$2,740,220			$2,727,963
Net interest income		$20,515			$20,952
Interest rate spread			3.01%			3.08%
Net interest margin			3.32%			3.41%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company elected to defer adoption of the CECL model until the earlier of the national emergency being lifted or December 31, 2020, as provided for by the CARES Act. During the three months ended March 31, 2020, the Company made certain adjustments to its qualitative factors in response to the impact of COVID-19 that increased the provision by $3.1 million. For the three months ended March 31, 2020 and 2019, the provision for loan losses was $3.5 million and

$200 thousand, respectively. Net charge offs for the three months ended March 31, 2020 and 2019 was $990 thousand and $609 thousand, respectively.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2020	2019	Change
Account maintenance and deposit service fees	$1,698	$1,687	$11
Income from bank-owned life insurance	386	523	(137)
Equity gain from mortgage affiliate	231	18	213
Recoveries related to acquired charged-off loans and investment securities	184	591	(407)
Other	321	243	78
Total noninterest income	$2,820	$3,062	$(242)

Noninterest income decreased 7.9% to $2.8 million for the three months ended March 31, 2020 compared to $3.1 million for the three months ended March 31, 2019. The $242 thousand decrease was primarily driven by a $407 thousand decrease in recoveries related to acquired charged-off loans and investment securities. The decrease was also attributable to a $137 thousand decrease in income from bank-owned life insurance due to death benefits paid in the first quarter of 2019. These decreases were partially offset by an increase of $213 thousand in equity gain from mortgage affiliate. Other noninterest income benefited from $321 thousand in income on other equity investments during the three months ended March 31, 2020 compared to $243 thousand for the three months ended March 31, 2019.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2020	2019	Change
Salaries and benefits	$12,309	$5,812	$6,497
Occupancy expenses	1,939	1,803	136
Furniture and equipment expenses	619	710	(91)
Amortization of core deposit intangible	341	363	(22)
Virginia franchise tax expense	570	563	7
Data processing expense	707	512	195
Telephone and communication expense	368	375	(7)
Net (gain) loss on other real estate owned	71	(2)	73
Professional fees	1,193	—	1,193
Other operating expenses	1,735	6,154	(4,419)
Total noninterest expenses	$19,852	$16,290	$3,562

Noninterest expenses were $19.9 million during the three months ended March 31, 2020, compared to $16.3 million during the three months ended March 31, 2019. The 21.9% increase in noninterest expenses was primarily due to an increase in employee compensation and benefits expense and higher legal and professional services expense, partially offset by lower other operating expenses. Employee compensation and benefits expense totaled $12.3 million and $5.8 million for the three months ended March 31, 2020 and 2019, respectively. The increase was associated with a pre-tax management restructuring expenses of $5.6 million in the current year. Professional fees increased $1.2 million for the three months ended March 31, 2020, when compared to the three months ended March 31, 2019 mainly due to costs incurred as part of our implementation efforts for the 2020 adoption of the CECL accounting standard, enhancements to our compliance and Bank Secrecy Act programs, and general legal expense for corporate matters in 2020. The decrease in other operating expenses was driven by a pre-tax nonrecurring loss of $3.2 million with related legal expense of $502 thousand during the first quarter of 2019, that did not recur.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $2.76 billion as of March 31, 2020 and $2.72 billion as of December 31, 2019. Total loans increased 1.21%, from $2.19 billion at December 31, 2019 to $2.21 billion at March 31, 2020 with loan production in the quarter centered mostly on the Company’s adjustable rate mortgage offerings with 1-4 family mortgages. Total deposits were $2.08 billion at March 31, 2020 compared to $2.12 billion at December 31, 2019 and total equity was $378.8 million and $377.2 million at March 31, 2020 and December 31, 2019, respectively.

Loan Portfolio

Total loans were $2.21 billion and $2.19 billion at March 31, 2020 and December 31, 2019, respectively. Loan production in the first quarter of 2020 centered mostly on the Company’s adjustable rate mortgage offerings with 1-4 family mortgages. The Company experienced no overall growth in its combined commercial real estate portfolio and construction and development loans during the three months ended March 31, 2020 and were only $1.12 billion or 50.84% of total loans as of March 31, 2020.

As of March 31, 2020, the Company had hotel loans of $279.7 million. For the year ended December 31, 2019, the portfolio of hotel loans had debt coverage of approximately 147% and weighted average loan to value of approximately 68%. 99% of the Company’s hotel loans are to national brands (Marriott, Hilton, Choice, IHG, Best Western, and Wyndham) with 93% of the portfolio being to limited service hotels with historically lower operating costs.

The composition of our loan portfolio consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Loans secured by real estate:
Commercial real estate - owner occupied	$409,739	$414,479
Commercial real estate - non-owner occupied	599,987	559,195
Secured by farmland	16,608	17,622
Construction and land loans	115,144	150,750
Residential 1-4 family	624,119	604,777
Multi-family residential	90,652	82,055
Home equity lines of credit	106,820	109,006
Total real estate loans	1,963,069	1,937,884

Commercial loans	223,433	221,447
Consumer loans	25,708	26,304
Subtotal	2,212,210	2,185,635
Plus deferred costs on loans	328	412
Total loans	$2,212,538	$2,186,047

As of March 31, 2020 and December 31, 2019, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Asset Quality

Asset quality remained high during the first quarter of 2020. The outbreak of COVID-19 will likely have an impact on our asset quality, but it is unknown to what extent at this point. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

OREO at March 31, 2020 was $5.9 million compared to $6.2 million at December 31, 2019. The decrease was driven by a write-down on OREO during the first quarter of 2020.

Loans acquired in the GAB transaction covered under an FDIC loss-share agreement expired on December 31, 2019 and therefore any references to “non-covered” do not apply to any periods after December 31, 2019. Nonaccrual loans were $6.1 million (excluding $2.9 million of loans fully covered by SBA guarantees) at March 31, 2020 compared to $4.8 million (non-covered and excluding $4.1 million of loans fully covered by SBA guarantees) at December 31, 2019. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to total non-covered assets was 0.41% at December 31, 2019 and the ratio of nonperforming assets (excluding the SBA guaranteed loans) to total assets was 0.43% at March 31, 2020, an increase of 2 basis points.

Southern National’s allowance for loan losses as a percentage of total loans at March 31, 2020 was 0.58%, compared to 0.47% at December 31, 2019 (based on total non-covered loans).

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

The following table presents a comparison of nonperforming assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019 (1)
Nonaccrual loans	$8,941	$8,900
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	8,941	8,900
Other real estate owned	5,876	6,224
Total nonperforming assets	$14,817	$15,124

Troubled debt restructurings	$694	$697
SBA guaranteed amounts included in nonaccrual loans	$2,889	$4,129

Allowance for loan losses to nonperforming loans	142.28%	115.30%
Allowance for loan losses to total loans	0.58%	0.47%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.43%	0.41%
(1)	December 31, 2019 included non-covered loans and non-covered assets.

Investment Securities

Investment securities, available for sale and held to maturity, totaled $227.8 million at March 31, 2020 down from $237.3 million at December 31, 2019.

Investment securities in our portfolio as of March 31, 2020 were as follows:

●	residential government-sponsored collateralized mortgage obligations in the amount of $38.3 million;
●	agency residential mortgage-backed securities in the amount $87.2 million;
●	corporate bonds in the amount of $2.0 million;
●	commercial mortgage-backed securities in the amount of $28.2 million;
●	SBA loan pool securities in the amount of $13.1 million;
●	callable agency securities in the amount of $25.0 million;
●	trust preferred securities in the amount of $4.0 million; and
●	municipal bonds in the amount of $29.8 million (fair value of $30.0 million) with a taxable equivalent yield of 3.0% and ratings as of March 31, 2020 as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$5,997	AAA	$5,571
Aa1	6,567	AA+	6,636
Aa2	3,917	AA	8,533
Aa3	693	AA-	1,798
A1	2,346	A+	1,003
A2	1,003	A	842
Baa1	—	BBB+	—
NA	9,441	NA	5,581
Total	$29,964	Total	$29,964

During the three months ended March 31, 2020, $10.0 million of available for sale investment securities and $15.2 million of held to maturity investment securities were purchased. No investment securities were sold during the first quarter of 2020 and 2019.

At March 31, 2020, we owned pooled trust preferred securities as follows (in thousands):

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
						(in thousands)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa1	AA	$1,910	$1,783	$1,758	17%	$219
						$1,910	$1,783	$1,758		$219

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	WD	$1,500	$1,040	$675	32%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,591	15%	660
						$3,650	$2,530	$2,266		$1,060

Total						$5,560	$4,313	$4,024
(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion.
(2)	Pre-tax.

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

We recognized no other than temporary impairment charges during the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Funds Management

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and the sale of available for sale investment securities. In addition, we maintain lines of credit with the FHLB of Atlanta, federal funds lines of credit with three correspondent banks and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers.

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

During the three months ended March 31, 2020, we funded our financial obligations with deposits and borrowings from the FHLB of Atlanta. At March 31, 2020, we had $341.0 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in 2020 is $540.8 million as of March 31,

2020. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

Capital Resources

The following table provides a comparison of the leverage and risk-weighted capital ratios of Sonabank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital		Actual Ratio at
	Adequacy	To Be Categorized	March 31,	December 31,
	Purposes	as Well Capitalized (1)	2020	2019
Sonabank
Common equity tier 1 capital ratio	4.50%	6.50%	14.44%	14.81%
Tier 1 risk-based capital ratio	6.00%	8.00%	14.44%	14.81%
Total risk-based capital ratio	8.00%	10.00%	15.04%	15.29%
Leverage ratio	4.00%	5.00%	11.86%	12.07%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

Sonabank’s capital position is consistent with being well- capitalized under the regulatory framework for prompt corrective action.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of March 31, 2020 and as of December 31, 2019. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 100 basis point decrease in interest rates at March 31, 2020 and December 31, 2019.

	Sensitivity of Economic Value of Equity
	As of March 31, 2020
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)
Up 400	$306,663	$(39,915)	(11.52)%	11.10%	80.95%
Up 300	320,069	(26,509)	(7.65)%	11.59%	84.49%
Up 200	332,231	(14,347)	(4.14)%	12.03%	87.70%
Up 100	345,560	(1,018)	(0.29)%	12.51%	91.22%
Base	346,578	—	—%	12.55%	91.49%
Down 100	311,696	(34,882)	(10.06)%	11.28%	82.28%

	Sensitivity of Economic Value of Equity
	As of December 31, 2019
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
	(dollar amounts in thousands)
Up 400	$323,871	$(45,102)	(12.22)%	11.90%	85.85%
Up 300	336,822	(32,151)	(8.71)%	12.37%	89.29%
Up 200	349,192	(19,781)	(5.36)%	12.83%	92.56%
Up 100	363,935	(5,038)	(1.37)%	13.37%	96.47%
Base	368,973	—	0.00%	13.55%	97.81%
Down 100	353,371	(15,602)	(4.23)%	12.98%	93.67%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2020 and December 31, 2019 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our Asset/Liability Risk Management Policy guidelines at March 31, 2020 and December 31, 2019.

	Sensitivity of Net Interest Income
	As of March 31, 2020
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$72,221	$(8,822)	2.92%	(0.36)%
Up 300	74,682	(6,361)	3.02%	(0.26)%
Up 200	76,962	(4,081)	3.11%	(0.16)%
Up 100	79,482	(1,561)	3.21%	(0.06)%
Base	81,043	—	3.27%	—%
Down 100	80,892	(151)	3.27%	(0.01)%

	Sensitivity of Net Interest Income
	As of December 31, 2019
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base
	(dollar amounts in thousands)
Up 400	$74,096	$(8,158)	3.00%	(0.33)%
Up 300	76,355	(5,899)	3.09%	(0.24)%
Up 200	78,458	(3,796)	3.18%	(0.15)%
Up 100	80,649	(1,605)	3.27%	(0.07)%
Base	82,254	—	3.33%	—%
Down 100	81,273	(981)	3.29%	(0.04)%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Southern National or Sonabank as of March 31, 2020.

ITEM 1A – RISK FACTORS

The Company disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2019. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results. The following risk factors have been included in this Quarterly Report on Form 10-Q in response to the global market disruptions that have resulted from the COVID-19 pandemic.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

●	credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well;
●	declines in collateral values;
●	third party disruptions, including outages at network providers and other suppliers;
●	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
●	risk of litigation or other third party claims in connection with our lending practices, including our participating in the PPP; and
●	operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Southern National’s Annual Report on Form 10-K for the year ended December 31, 2006)

3.5	Amendment No. 1 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Southern National’s Current Report on Form 8-K filed on October 14, 2009)

3.6	Amendment No. 2 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Southern National’s Current Report on Form 8-K filed on April 5, 2017)

10.1+*	Separation Agreement, dated as of February 20, 2020, by and between Joe A. Shearin and Southern National Bancorp of Virginia, Inc.

10.2+*	Employment Agreement, dated as of February 20, 2020, by and between Dennis J. Zember and Southern National Bancorp of Virginia, Inc.

10.3+*	Separation Agreement, dated as of March 30, 2020, by and between Georgia S. Derrico and Southern National Bancorp of Virginia, Inc.

10.4+*	Separation Agreement, dated as of March 30, 2020, by and between R. Roderick Porter and Southern National Bancorp of Virginia, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Southern National Bancorp of Virginia, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

104	The cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

+     Management contract or compensatory plan or arrangement

*      Filed with this Quarterly Report on Form 10-Q

**    Furnished with this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.
(Registrant)

May 8, 2020	/s/ Dennis J. Zember
(Date)	Dennis J. Zember,
Chief Executive Officer
(President and Executive Officer)

May 8, 2020	/s/ Jeffrey L. Karafa
(Date)	Jeffrey L. Karafa,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)