Form 10-Q
period 2020-06-30
Southern National Bancorp of Virginia Inc
filed 2020-08-10
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

Commission File No. 001-33037

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia	20-1417448
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

6830 Old Dominion Drive

McLean, Virginia 22101

(Address of principal executive offices) (zip code)

(703) 893-7400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	SONA	NASDAQ Global Market

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

Yes ☐ No ☒

As of July 31, 2020, there were 24,368,853 shares of common stock, $0.01 par value, outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

June 30, 2020

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)	*
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$8,212	$7,909
Interest-bearing deposits in other financial institutions	74,374	24,019
Total cash and cash equivalents	82,586	31,928

Securities available for sale, at fair value	160,979	164,820

Securities held to maturity, at amortized cost (fair value of $55,352 and $72,666, respectively)	53,958	72,448

Total loans	2,511,504	2,186,047
Less allowance for loan losses	(23,627)	(10,261)
Net loans	2,487,877	2,175,786
Stock in Federal Reserve Bank and Federal Home Loan Bank	16,927	17,832
Equity investment in mortgage affiliate	9,412	5,020
Preferred investment in mortgage affiliate	3,305	3,305
Bank premises and equipment, net	31,087	31,184
Operating lease right-of-use assets	7,111	8,013
Goodwill	101,954	101,954
Core deposit intangibles, net	6,509	7,191
Bank-owned life insurance	64,622	63,850
Other real estate owned	6,006	6,224
Deferred tax assets, net	11,087	11,788
Other assets	28,751	20,827
Total assets	$3,072,171	$2,722,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$447,605	$339,153
Interest-bearing deposits:
NOW accounts	424,096	391,172
Money market accounts	488,229	466,867
Savings accounts	171,681	144,486
Time deposits	619,918	783,040
Total interest-bearing deposits	1,703,924	1,785,565
Total deposits	2,151,529	2,124,718

Securities sold under agreements to repurchase - short term	16,412	12,883
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	333,574	—
Federal Home Loan Bank (FHLB) advances	100,000	121,640
Junior subordinated debt - long term	9,657	9,632
Senior subordinated notes - long term	47,032	47,051
Operating lease liabilities	7,896	8,469
Other liabilities	24,402	20,536
Total liabilities	2,690,502	2,344,929
Commitments and contingencies (See Note 6)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,361,603 and 24,181,534 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	243	241
Additional paid in capital	308,672	306,755
Retained earnings	69,335	69,462
Accumulated other comprehensive income	3,419	783
Total stockholders' equity	381,669	377,241
Total liabilities and stockholders' equity	$3,072,171	$2,722,170

* Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and dividend income:
Interest and fees on loans	$27,044	$28,378	$53,785	$56,352
Interest and dividends on taxable securities	1,132	1,475	2,376	2,900
Interest and dividends on tax exempt securities	115	152	232	308
Interest and dividends on other earning assets	381	388	760	1,136
Total interest and dividend income	28,672	30,393	57,153	60,696
Interest expense:
Interest on deposits	5,146	7,654	11,649	15,116
Interest on federal reserve board borrowings	21	—	21	—
Interest on repurchase agreements	22	22	41	45
Interest on junior subordinated debt	121	150	260	300
Interest on senior subordinated notes	712	712	1,424	1,424
Interest on other borrowings	177	891	770	1,895
Total interest expense	6,199	9,429	14,165	18,780
Net interest income	22,473	20,964	42,988	41,916
Provision for loan losses	10,899	—	14,349	200
Net interest income after provision for loan losses	11,574	20,964	28,639	41,716

Noninterest income:
Account maintenance and deposit service fees	1,489	1,788	3,187	3,475
Income from bank-owned life insurance	385	385	771	908
Equity gain from mortgage affiliate	4,161	558	4,392	576
Recoveries related to acquired charged-off loans and investment securities	2,235	324	2,419	915
Other	123	136	444	379
Total noninterest income	8,393	3,191	11,213	6,253

Noninterest expenses:
Salaries and benefits	7,338	7,144	19,647	12,956
Occupancy expenses	1,405	1,801	3,344	3,604
Furniture and equipment expenses	639	738	1,258	1,448
Amortization of core deposit intangible	341	362	682	725
Virginia franchise tax expense	659	563	1,229	1,126
Data processing expense	956	571	1,663	1,083
Telephone and communication expense	369	406	737	781
Net (gain) loss on other real estate owned	—	(36)	71	(38)
Professional fees	873	1,381	2,066	1,902
Other operating expenses	1,490	962	3,225	6,595
Total noninterest expenses	14,070	13,892	33,922	30,182
Income before income taxes	5,897	10,263	5,930	17,787
Income tax expense	1,188	944	1,194	2,448
Net income	$4,709	$9,319	$4,736	$15,339
Other comprehensive income:
Unrealized gain on available for sale securities	$316	$2,844	$3,330	$3,928
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	3	3	7	6
Net unrealized gain	319	2,847	3,337	3,934
Tax effect	67	597	701	826
Other comprehensive income	252	2,250	2,636	3,108
Comprehensive income	$4,961	$11,569	$7,372	$18,447
Earnings per share, basic	$0.19	$0.39	$0.20	$0.64
Earnings per share, diluted	$0.19	$0.38	$0.19	$0.63

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30, 2020
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - March 31, 2020	$242	$308,352	$67,061	$3,167	$378,822
Net income	—	—	4,709	—	4,709
Changes in other comprehensive income on investment securities (net of tax $67)	—	—	—	252	252
Dividends on common stock ($0.10 per share)	—	—	(2,435)	—	(2,435)
Issuance of common stock under Stock Incentive Plan (41,400 shares)	1	331	—	—	332
Stock-based compensation expense	—	(11)	—	—	(11)
Balance - June 30, 2020	$243	$308,672	$69,335	$3,419	$381,669

	For the Three Months Ended June 30, 2019
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - March 31, 2019	$241	$305,879	$48,300	$(1,731)	$352,689
Net income	—	—	9,319	—	9,319
Changes in other comprehensive income on investment securities (net of tax $597)	—	—	—	2,250	2,250
Dividends on common stock ($0.09 per share)	—	—	(2,171)	—	(2,171)
Issuance of common stock under Stock Incentive Plan (2,200 shares)	—	7	—	—	7
Impact of adoption of ASU 2016-02	—	—	535	—	535
Stock-based compensation expense	—	163	—	—	163
Balance - June 30, 2019	$241	$306,049	$55,983	$519	$362,792

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands, except per share amounts) (Unaudited)

	For the Six Months Ended June 30, 2020
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - December 31, 2019	$241	$306,755	$69,462	$783	$377,241
Net income	—	—	4,736	—	4,736
Changes in other comprehensive income on investment securities (net of tax $701)	—	—	—	2,636	2,636
Dividends on common stock ($0.20 per share)	—	—	(4,863)	—	(4,863)
Issuance of common stock under Stock Incentive Plan (86,000 shares)	2	524	—	—	526
Stock-based compensation expense	—	1,393	—	—	1,393
Balance - June 30, 2020	$243	$308,672	$69,335	$3,419	$381,669

	For the Six Months Ended June 30, 2019
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2018	$240	$305,654	$44,985	$(2,589)	$348,290
Net income	—	—	15,339	—	15,339
Changes in other comprehensive income on investment securities (net of tax $826)	—	—	—	3,108	3,108
Dividends on common stock ($0.18 per share)	—	—	(4,341)	—	(4,341)
Issuance of common stock under Stock Incentive Plan (19,450 shares)	1	128	—	—	129
Stock-based compensation expense	—	267	—	—	267
Balance - June 30, 2019	$241	$306,049	$55,983	$519	$362,792

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	For the Years Ended June 30,
	2020	2019
Operating activities:
Net income	$4,736	$15,339
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,609	3,411
Amortization of operating lease right-of-use assets	1,648	1,275
Accretion of loan discount	(2,505)	(1,788)
Amortization of FDIC indemnification asset	—	354
Provision for loan losses	14,349	200
Earnings on bank-owned life insurance	(771)	(908)
Equity gain on mortgage affiliate	(4,392)	(576)
Stock-based compensation expense	1,393	267
(Gain) loss on other real estate owned	71	(38)
Net increase in other assets	(7,924)	(5,407)
Net increase in other liabilities	2,545	3,362
Net cash and cash equivalents provided by operating activities	11,759	15,491
Investing activities:
Purchases of held to maturity investment securities	(15,197)	—
Purchases of available for sale investment securities	(14,980)	(25,110)
Proceeds from paydowns, maturities and calls of available for sale investment securities	21,440	7,711
Proceeds from paydowns, maturities and calls of held to maturity investment securities	33,451	5,463
Net decrease of FRB and FHLB stock	905	2,158
Net (increase) decrease in loans	(324,138)	6,896
Proceeds from bank-owned life insurance death benefit	—	343
Sales of other real estate owned, net of improvements	350	74
Purchases of bank premises and equipment	(869)	(73)
Net cash and cash equivalents used in investing activities	(299,038)	(2,538)
Financing activities:
Net increase in deposits	26,811	52,837
Cash dividends paid on common stock	(4,863)	(4,341)
Issuance of common stock under Stock Incentive Plan	526	129
Net increase in PPPLF borrowings	333,574	—
Net decrease in short-term borrowings	(18,111)	(57,101)
Net cash and cash equivalents provided by (used in) financing activities	337,937	(8,476)
Increase in cash and cash equivalents	50,658	4,477
Cash and cash equivalents at beginning of period	31,928	28,611
Cash and cash equivalents at end of period	$82,586	$33,088
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$15,680	$18,643
Income taxes	857	2,937
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$—	$8,615
Initial recognition of operating lease liabilities	—	9,099

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

1.      ACCOUNTING POLICIES

Southern National Bancorp of Virginia, Inc. (“Southern National” or “SNBV” or the “Company”) is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank (“Sonabank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. On June 23, 2017, SNBV completed its merger with Eastern Virginia Bankshares, Inc. (“EVBS”) and the merger of EVBS’s wholly-owned subsidiary, EVB, with and into SNBV’s wholly-owned subsidiary, Sonabank. Sonabank provides a range of financial services to individuals and small and medium sized businesses.

At June 30, 2020, Sonabank had forty-two full-service branches. Thirty-seven full-service retail branches are in Virginia, located in Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, South Riding, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg, and five full-service retail branches in Maryland, located in Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro. We have administrative offices in Warrenton and Glen Allen, Virginia, and in Georgetown, Washington, D.C.

The consolidated financial statements include the accounts of Southern National and its subsidiaries, Sonabank and EVB Statutory Trust I (the “Trust”). Significant inter-company accounts and transactions have been eliminated in consolidation. Southern National consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where Southern National holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. Southern National has an interest in one affiliate, Southern Trust Mortgage, LLC (“STM”), which it accounts for as an equity method investment. In addition, Southern National owns the Trust which is an unconsolidated subsidiary. The junior subordinated debt owed to the Trust is reported as a liability of Southern National.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Southern National’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Congress, the President, and the Federal Reserve have taken several actions designed to minimize the economic impact of COVID-19. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had and are expected to continue to have a material impact on the Company’s operations. The CARES Act includes provisions that temporarily delay the required implementation date of Financial Accounting Standards Board (“FASB”) ASC Topic 326, Financial Instruments—Credit Losses, and suspend the requirements related to accounting for a troubled debt restructuring (“TDR”), for certain entities.

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

Financial position and results of operations

The Company’s fee income has decreased due to COVID-19. In accordance with regulatory guidelines, the Company is actively working with COVID-19-affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees and account maintenance fees. These reductions in fees are thought, at this time, to be temporary in conjunction with the duration of COVID-19 and the related economic impact. At this time, the Company is unable to project the materiality of the impact, but believes that the economic impact of COVID-19 is likely to impact its fee income in future periods.

The Company’s interest income has decreased due to COVID-19. In accordance with regulatory guidelines, the Company is actively working with COVID-19-affected borrowers to defer their payments, interest, and fees. While interest and fees will continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed, which would negatively impact interest income. At this time, the Company is unable to project the materiality of the impact, but believes that the economic impact of COVID-19 may affect its borrowers’ ability to repay in future periods.

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

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession causes a large number of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Our annual assessment occurs during the third calendar quarter. Considering the effects of COVID-19, management determined there to be an event in the first quarter of 2020 warranting an interim assessment. For the first and second quarter 2020 assessments, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit was less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and that it was not necessary to perform the quantitative impairment test pursuant to ASC 350-20. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics. No impairment losses were considered necessary based on management’s assessment. We will continue to monitor and assess the impacts of COVID-19 in the third and fourth quarters.

Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in the methodology used to determine the fair value of assets measured in accordance with GAAP.

COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be an event that could, under certain circumstances, cause us to perform another goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be an event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity plan

The Company has invoked its Board-approved Pandemic Preparedness Plan that includes a remote working strategy. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers

As a result of COVID-19, businesses in the Company’s markets experienced significant operational disruptions. In accordance with regulatory guidelines to work with borrowers during this unprecedented environment, the Company provided certain modifications, including interest only or principal and interest deferments. As of July 31, 2020, total modified loans or loans with requests for modifications were $713.0 million and the Company anticipates minimal additional deferrals in the third quarter of 2020.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively assisting its customers with loan applications through the program. PPP loans have a two or five year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of July 31, 2020, the Company had originated 4,203 PPP loans representing $346.0 million to its customers. Loans funded through the PPP program are guaranteed by the SBA and loans that meet certain regulatory criteria are subject to forgiveness. In the event that the PPP loans are not fully guaranteed by the SBA, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

Federal Reserve Paycheck Protection Program Liquidity Facility

On April 9, 2020, the Board of Governors of the Federal Reserve issued guidance for banks that wish to participate in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”). Under the PPPLF, the Federal Reserve Banks will extend funding, on a non-recourse basis, to banks participating in the PPP administered by the SBA, taking PPP loans originated under the PPP as collateral. The Company has also established additional borrowing capacity through the Federal Reserve Bank’s PPPLF, where it can pledge PPP loans to borrow an equal amount of funds. As of June 30, 2020, the Company had $333.6 million borrowings outstanding through this facility. The facility is available through September 30, 2020.

Credit

The Company is working with customers directly affected by COVID-19 and is offering short-term assistance in accordance with regulatory guidelines. As a result of the economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges they face, allowing it to respond proactively as needs and issues arise. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Recent Accounting Pronouncements

Adoption of New Accounting Standards:

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This ASU adds, eliminates and modifies certain disclosure requirements for fair value measurements. The amendments in ASU 2018-13 were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption was permitted. The disclosures were adopted using the prospective method for certain disclosures and retrospective for a majority of the disclosures. The Company adopted ASU 2018-13 in the first quarter of 2020 and it did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which along with several other subsequent codification updates related to accounting for credit losses, sets forth a “current expected credit loss” ("CECL") model requiring the Company to measure all expected credit losses for financial instruments recorded at amortized cost held at the reporting date. The estimate is to be based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The amendments were effective for the Company beginning January 1, 2020. The Company estimates that the initial adoption of this ASU will result in an increase of approximately $9.3 million in our allowance for loan losses, including transfers of non-accretable discount on purchased credit-impaired loans. The increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The adoption of this ASU requires that we establish an allowance for expected credit losses for certain debt securities and other financial assets which are not material. We plan to elect the federal banking agencies’ rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. The Company elected to defer adoption of CECL until the earlier of the termination date of the current national emergency, declared by the President on March 31, 2020, under the National Emergencies Act in connection with the COVID-19 outbreak, or December 31, 2020.

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

2.      STOCK-BASED COMPENSATION

At the June 21, 2017 Annual Meeting of Stockholders of Southern National, the 2017 Equity Compensation Plan (the “2017 Plan”) was approved as recommended by the Board of Directors. The 2017 Plan replaced the 2010 Plan and has a maximum number of 750,000 shares reserved for issuance. The purpose of the 2017 Plan is to promote the success of the Company by providing greater incentives to employees, non-employee directors, consultants and advisors to associate their personal interests with the long-term financial success of the Company, including its subsidiaries, and with growth in stockholder value, consistent with the Company’s risk management practices. Because the 2017 Plan was approved, shares under the 2004 stock-option plan and 2010 Plan are no longer awarded.

A summary of the activity in the stock option plan during the six months ended June 30, 2020 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	555,750	$10.02	4.3	$3,518
Exercised	(86,000)	7.65
Options outstanding, end of period	469,750	$10.45	4.2	$(288)

Exercisable at end of period	351,330	$9.58	3.5	$(59)

Stock-based compensation expense associated with stock options was $7 thousand and $22 thousand for the three months ended June 30, 2020 and 2019, respectively and $102 thousand and $43 thousand for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, unrecognized compensation expense associated with stock options was $16 thousand, which is expected to be recognized over a weighted average period of twelve months.

A summary of the activity in the restricted stock plan during the six months ended June 30, 2020 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term
Unvested restricted stock outstanding, beginning of period	86,500	$14.85	3.8
Granted	102,500	14.56
Vested	(91,800)	12.09
Unvested restricted stock outstanding, end of period	97,200	$14.20	4.3

Restricted stock compensation expense totaled $(18) thousand and $141 thousand for the three months ended June 30, 2020 and 2019, respectively and $1.3 million and $224 thousand for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, unrecognized compensation expense associated with restricted stock was $1.3 million, which is expected to be recognized over a weighted average period of 4.3 years.

3.      INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
June 30, 2020
Residential government-sponsored mortgage-backed securities	$44,608	$1,689	$—	$46,297
Obligations of states and political subdivisions	16,192	842	—	17,034
Corporate securities	7,001	65	—	7,066
Trust preferred securities	2,530	165	(410)	2,285
Residential government-sponsored collateralized mortgage obligations	31,899	972	(2)	32,869
Government-sponsored agency securities	14,447	150	—	14,597
Agency commercial mortgage-backed securities	27,332	1,141	—	28,473
SBA pool securities	12,447	90	(179)	12,358
Total	$156,456	$5,114	$(591)	$160,979

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2019
Residential government-sponsored mortgage-backed securities	$48,540	$455	$(16)	$48,979
Obligations of states and political subdivisions	17,041	541	—	17,582
Corporate securities	2,004	8	—	2,012
Trust preferred securities	2,530	283	(245)	2,568
Residential government-sponsored collateralized mortgage obligations	36,511	217	(39)	36,689
Government-sponsored agency securities	14,823	47	(48)	14,822
Agency commercial mortgage-backed securities	27,557	192	(18)	27,731
SBA pool securities	14,622	11	(196)	14,437
Total	$163,628	$1,754	$(562)	$164,820

The amortized cost, unrecognized gains and losses, and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
June 30, 2020
Residential government-sponsored mortgage-backed securities	$33,973	$949	$(1)	$34,921
Obligations of states and political subdivisions	11,276	217	—	11,493
Trust preferred securities	1,778	—	(22)	1,756
Residential government-sponsored collateralized mortgage obligations	1,931	48	—	1,979
Government-sponsored agency securities	5,000	203	—	5,203
Total	$53,958	$1,417	$(23)	$55,352

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
December 31, 2019
Residential government-sponsored mortgage-backed securities	$22,925	$62	$(52)	$22,935
Obligations of states and political subdivisions	15,071	165	(1)	15,235
Trust preferred securities	1,938	99	(2)	2,035
Residential government-sponsored collateralized mortgage obligations	3,128	10	(9)	3,129
Government-sponsored agency securities	29,386	108	(162)	29,332
Total	$72,448	$444	$(226)	$72,666

During the three and six months ended June 30, 2020, $5.0 million and $15.0 million, respectively, of available for sale investment securities were purchased. During the six months ended June 30, 2020, $15.2 million of held to maturity investment securities were purchased. No held to maturity investment securities were purchased during the three months ended June 30, 2020. No investment securities were sold during the three and six months ended June 30, 2020 and 2019.

The fair value and carrying amount, if different, of debt investment securities as of June 30, 2020, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$2,564	$2,674	$3,414	$3,538
Due in five to ten years	13,402	13,710	2,186	2,242
Due after ten years	24,204	24,598	12,454	12,672
Residential government-sponsored mortgage-backed securities	44,608	46,297	33,973	34,921
Residential government-sponsored collateralized mortgage obligations	31,899	32,869	1,931	1,979
Agency commercial mortgage-backed securities	27,332	28,473	—	—
SBA pool securities	12,447	12,358	—	—
Total	$156,456	$160,979	$53,958	$55,352

Investment securities with a carrying amount of approximately $113.2 million and $120.5 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Southern National monitors its securities portfolio for indicators of other than temporary impairment. At June 30, 2020 and December 31, 2019, certain investment securities’ fair values were below cost. As outlined in the tables below, there were investment securities with fair values totaling approximately $12.9 million in the portfolio with the carrying value exceeding the estimated fair value that were considered temporarily impaired at June 30, 2020. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these investment securities and it is likely that we will not be required to sell the investment securities before their anticipated recovery, management does not consider these investment securities to be other than temporarily impaired as of June 30, 2020.

The following tables present information regarding investment securities available for sale and held to maturity in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019 by duration of time in a loss position (in thousands):

June 30, 2020	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Trust preferred securities	$—	$—	$630	$(410)	$630	$(410)
Residential government-sponsored collateralized mortgage obligations	769	(2)	—	—	769	(2)
SBA pool securities	1,599	(3)	7,986	(176)	9,585	(179)
Total	$2,368	$(5)	$8,616	$(586)	$10,984	$(591)

June 30, 2020	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$147	$(1)	$147	$(1)
Trust preferred securities	1,765	(20)	28	(2)	1,793	(22)
Total	$1,765	$(20)	$175	$(3)	$1,940	$(23)

December 31, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$2,686	$(7)	$1,758	$(9)	$4,444	$(16)
Trust preferred securities	—	—	795	(245)	795	(245)
Residential government-sponsored collateralized mortgage obligations	4,253	(25)	3,133	(14)	7,386	(39)
Government-sponsored agency securities	4,924	(48)	—	—	4,924	(48)
Agency commercial mortgage-backed securities	2,833	(6)	3,126	(12)	5,959	(18)
SBA pool securities	1,148	(2)	9,420	(194)	10,568	(196)
Total	$15,844	$(88)	$18,232	$(474)	$34,076	$(562)

December 31, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$14,978	$(41)	$1,402	$(11)	$16,380	$(52)
Obligations of states and political subdivisions	2,011	(1)	—	—	2,011	(1)
Trust preferred securities	—	—	53	(2)	53	(2)
Residential government-sponsored collateralized mortgage obligations	1,162	(3)	571	(6)	1,733	(9)
Government-sponsored agency securities	—	—	20,833	(162)	20,833	(162)
Total	$18,151	$(45)	$22,859	$(181)	$41,010	$(226)

As of June 30, 2020, we owned pooled trust preferred investment securities as follows (in thousands):

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings When						Estimated	Deferrals to	Other
	Tranche	Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa1	AA	$1,910	$1,785	$1,765	18%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	WD	31	(7)	(9)	48%	4
						$1,941	$1,778	$1,756		$223

Available for Sale										Cumulative OTTI
Other Than										Related to
Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	WD	$1,500	$1,040	$630	32%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,655	15%	660
						$3,650	$2,530	$2,285		$1,060

Total						$5,591	$4,308	$4,041
(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion.
(2)	Pre-tax.

Each of these investment securities has been evaluated for other than temporary impairment. In performing a detailed cash flow analysis of each investment security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. There have been no changes to our cash flow analyses and assumptions as of June 30, 2020.

There were no other than temporary impairment charges related to credit losses or sales of these securities during the three and six months ended June 30, 2020 and 2019.

Changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2020 and 2019 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains on	Held to Maturity
For the three months ended June 30, 2020	Available for Sale	Securities	Total
Beginning balance	$3,325	$(158)	$3,167
Current period other comprehensive income	248	4	252
Ending balance	$3,573	$(154)	$3,419

	Unrealized Holding
	Losses on	Held to Maturity
For the three months ended June 30, 2019	Available for Sale	Securities	Total
Beginning balance	$(1,563)	$(168)	$(1,731)
Current period other comprehensive income	2,247	3	2,250
Ending balance	$684	$(165)	$519

	Unrealized Holding
	Losses on	Held to Maturity
For the six months ended June 30, 2020	Available for Sale	Securities	Total
Beginning balance	$943	$(160)	$783
Current period other comprehensive income	2,630	6	2,636
Ending balance	$3,573	$(154)	$3,419

	Unrealized Holding
	Losses on	Held to Maturity
For the six months ended June 30, 2019	Available for Sale	Securities	Total
Beginning balance	$(2,419)	$(170)	$(2,589)
Current period other comprehensive income	3,103	5	3,108
Ending balance	$684	$(165)	$519

4.      LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Loans secured by real estate:
Commercial real estate - owner occupied	$412,916	$414,479
Commercial real estate - non-owner occupied	591,229	559,195
Secured by farmland	16,845	17,622
Construction and land loans	122,086	150,750
Residential 1-4 family (1)	612,247	604,777
Multi- family residential	100,685	82,055
Home equity lines of credit (1)	101,218	109,006
Total real estate loans	1,957,226	1,937,884

Commercial loans	204,160	221,447
Paycheck Protection Program Loans	335,612	—
Consumer loans	24,733	26,304
Subtotal	2,521,731	2,185,635
Plus (less) deferred costs (fees) on loans	(10,227)	412
Total loans	$2,511,504	$2,186,047
(1)	Included $13.5 million of loans as of December 31, 2019, acquired in the Greater Atlantic Bank (“GAB”) transaction covered under an FDIC loss-share agreement. The agreement covering single family loans expired on December 31, 2019.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the Company’s consolidated financial results.

Accretable discount on the acquired loans totaled $8.6 million and $11.2 million at June 30, 2020 and December 31, 2019, respectively. Accretion associated with the acquired loans held for investment of $1.9 million and $972 thousand was recognized during the three months ended June 30, 2020 and 2019, respectively, and $2.5 million and $1.8 million was recognized during the six months ended June 30, 2020 and 2019, respectively.

Impaired loans for the portfolio were as follows (in thousands):

	Total Loans
		Unpaid
	Recorded	Principal	Related
June 30, 2020	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$10,412	$11,122	$—
Commercial real estate - non-owner occupied (2)	7,797	7,805	—
Construction and land development	119	128	—
Commercial loans	5,610	6,737	—
Paycheck Protection Program Loans	—	—	—
Residential 1-4 family (3)	6,079	6,746	—
Other consumer loans	6	6	—
Total	$30,023	$32,544	$—

With an allowance recorded
Commercial real estate - owner occupied	$369	$370	$16
Commercial real estate - non-owner occupied (2)	—	—	—
Construction and land development	1,691	1,691	24
Commercial loans	2,053	2,144	1,068
Paycheck Protection Program Loans	—	—	—
Residential 1-4 family (3)	562	551	36
Other consumer loans	5	4	5
Total	$4,680	$4,760	$1,149
Grand total	$34,703	$37,304	$1,149

	Total Loans
		Unpaid
	Recorded	Principal	Related
December 31, 2019	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$6,890	$8,530	$—
Commercial real estate - non-owner occupied (2)	3,120	3,363	—
Construction and land development	345	747	—
Commercial loans	5,049	8,490	—
Paycheck Protection Program Loans	—	—	—
Residential 1-4 family (3)	1,021	2,719	—
Other consumer loans	—	—	—
Total	$16,425	$23,849	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	176	281	1
Construction and land development	—	—	—
Commercial loans	2,498	2,533	957
Paycheck Protection Program Loans	—	—	—
Residential 1-4 family (3)	2,841	3,243	92
Other consumer loans	39	39	1
Total	$5,554	$6,096	$1,051
Grand total	$21,979	$29,945	$1,051
(1)	Recorded investment is after cumulative prior charge offs of $2.0 million and $1.5 million as of June 30, 2020 and December 31, 2019, respectively. These loans also have aggregate SBA guarantees of $4.0 million and $4.4 million as of June 30, 2020 and December 31, 2019, respectively.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income recognized for impaired loans recognized by class of loans for the three months ended June 30, 2020 and 2019 (in thousands):

	Total Loans
	Average	Interest
	Recorded	Income (loss)
Three Months Ended June 30, 2020	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$11,667	$145
Commercial real estate - non-owner occupied (1)	7,800	51
Construction and land development	124	(10)
Commercial loans	7,844	50
Paycheck Protection Program Loans	—	—
Residential 1-4 family (2)	7,059	23
Other consumer loans	6	—
Total	$34,500	$259
With an allowance recorded
Commercial real estate - owner occupied	$369	$13
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	1,696	52
Commercial loans	2,224	26
Paycheck Protection Program Loans	—	—
Residential 1-4 family (2)	562	(18)
Other consumer loans	5	—
Total	$4,856	$73
Grand total	$39,356	$332

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended June 30, 2019	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$5,433	$92
Commercial real estate - non-owner occupied (1)	4,901	100
Construction and land development	357	14
Commercial loans	5,524	98
Paycheck Protection Program Loans	—	—
Residential 1-4 family (2)	1,691	48
Other consumer loans	—	—
Total	$17,906	$352
With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	2,787	49
Paycheck Protection Program Loans	—	—
Residential 1-4 family (2)	1,256	20
Other consumer loans	—	—
Total	$4,043	$69
Grand total	$21,949	$421

________________________________________

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income recognized for impaired loans recognized by class of loans for the six months ended June 30, 2020 and 2019 (in thousands):

	Total Loans
	Average	Interest
	Recorded	Income (loss)
Six Months Ended June 30, 2020	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$11,709	$236
Commercial real estate - non-owner occupied (1)	7,808	97
Construction and land development	125	4
Commercial loans	7,864	96
Paycheck Protection Program Loans	—	—
Residential 1-4 family (2)	7,066	60
Other consumer loans	6	—
Total	$34,578	$493
With an allowance recorded
Commercial real estate - owner occupied	$369	$13
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	1,700	52
Commercial loans	2,245	75
Paycheck Protection Program Loans	—	—
Residential 1-4 family (2)	563	(18)
Other consumer loans	5	—
Total	$4,882	$122
Grand total	$39,460	$615

	Total Loans
	Average	Interest
	Recorded	Income
Six Months Ended June 30, 2019	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$5,459	$158
Commercial real estate - non-owner occupied (1)	4,933	137
Construction and land development	362	28
Commercial loans	5,547	109
Paycheck Protection Program Loans	—	—
Residential 1-4 family (2)	1,703	107
Other consumer loans	—	—
Total	$18,004	$539
With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	2,819	99
Paycheck Protection Program Loans	—	—
Residential 1-4 family (2)	1,257	38
Other consumer loans	—	—
Total	$4,076	$137
Grand total	$22,080	$676

________________________________________

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2020 and December 31, 2019 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Nonaccrual	Loans Not	Total
June 30, 2020	Past Due	Past Due	or More	Past Due	Loans (3)	Past Due	Loans (4)
Total loans:
Commercial real estate - owner occupied	$1,568	$206	$—	$1,774	$2,788	$408,354	$412,916
Commercial real estate - non-owner occupied (1)	—	—	—	—	1,152	707,607	708,759
Construction and land development	40	—	—	40	—	122,046	122,086
Commercial loans	271	413	—	684	6,707	196,769	204,160
Paycheck Protection Program Loans	—	—	—	—	—	335,612	335,612
Residential 1-4 family (2)	2,474	1,103	—	3,577	4,248	705,640	713,465
Other consumer loans	24	100	—	124	35	24,574	24,733
Total	$4,377	$1,822	$—	$6,199	$14,930	$2,500,602	$2,521,731

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Nonaccrual	Loans Not	Total
December 31, 2019	Past Due	Past Due	or More	Past Due	Loans (3)	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$813	$—	$—	$813	$—	$413,666	$414,479
Commercial real estate - non-owner occupied (1)	936	—	—	936	—	657,936	658,872
Construction and land development	746	275	—	1,021	—	149,729	150,750
Commercial loans	234	62	—	296	6,337	214,814	221,447
Paycheck Protection Program Loans	—	—	—	—	—	—	—
Residential 1-4 family (2)	4,060	—	—	4,060	2,524	707,199	713,783
Other consumer loans	107	—	—	107	39	26,158	26,304
Total	$6,896	$337	$—	$7,233	$8,900	$2,169,502	$2,185,635
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Nonaccrual loans include SBA guaranteed amounts totaling $3.5 million and $4.1 million at June 30, 2020 and December 31, 2019, respectively.
(4)	Includes $713.0 million of loans that were subject to deferrals at July 31, 2020.

Activity in the allowance for loan and lease losses by class of loan for the three months ended June 30, 2020 and 2019 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three Months Ended June 30, 2020	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,068	$2,693	$376	$5,833	$2,439	$239	$74	$12,722
Provision (recovery) for non-purchased loans	2,490	5,682	341	(157)	1,410	686	653	11,105
Recovery for purchase credit impaired loans	—	—	—	(206)	—	—	—	(206)
Total provision (recovery)	2,490	5,682	341	(363)	1,410	686	653	10,899
Charge offs	—	—	—	—	—	(33)	—	(33)
Recoveries	—	3	—	20	5	11	—	39
Ending balance	$3,558	$8,378	$717	$5,490	$3,854	$903	$727	$23,627

Three Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$816	$1,831	$920	$6,106	$1,170	$253	$778	$11,874
Provision (recovery)	599	56	(118)	(481)	(237)	105	76	—
Charge offs	(782)	—	—	—	(90)	(96)	—	(968)
Recoveries	200	3	—	209	284	11	—	707
Ending balance	$833	$1,890	$802	$5,834	$1,127	$273	$854	$11,613

Activity in the allowance for loan and lease losses by class of loan for the six months ended June 30, 2020 and 2019 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Six Months Ended June 30, 2020	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$810	$1,720	$683	$5,418	$1,266	$190	$174	$10,261
Provision (recovery) for non-purchased loans	2,743	6,653	34	665	2,797	760	553	14,205
Provision for purchase credit impaired loans	—	—	—	144	—	—	—	144
Total provision (recovery)	2,743	6,653	34	809	2,797	760	553	14,349
Charge offs	—	—	—	(822)	(245)	(65)	—	(1,132)
Recoveries	5	5	—	85	36	18	—	149
Ending balance	$3,558	$8,378	$717	$5,490	$3,854	$903	$727	$23,627

Six Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$802	$1,669	$821	$7,097	$1,106	$224	$564	$12,283
Provision (recovery)	610	680	(19)	(1,368)	(181)	188	290	200
Charge offs	(782)	(462)	—	(167)	(90)	(156)	—	(1,657)
Recoveries	203	3	—	272	292	17	—	787
Ending balance	$833	$1,890	$802	$5,834	$1,127	$273	$854	$11,613
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

No allowance for credit losses has been recognized for PPP loans as these loans are fully guaranteed by the SBA.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2020 and the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on the impairment method as of December 31, 2019 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction		Paycheck		Other
	Owner	Non-owner	and Land	Commercial	Protection	1-4 Family	Consumer
June 30, 2020	Occupied	Occupied (1)	Development	Loans	Program	Residential (2)	Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$16	$—	$24	$1,068	$—	$36	$5	$—	$1,149
Collectively evaluated for impairment	3,542	8,378	693	4,422	—	3,818	898	727	22,478
Total ending allowance	$3,558	$8,378	$717	$5,490	$—	$3,854	$903	$727	$23,627

Loans:
Individually evaluated for impairment	$10,412	$7,797	$119	$5,610	$—	$6,079	$6	$—	$30,023
Collectively evaluated for impairment	402,504	700,962	121,967	198,550	335,612	707,386	24,727	—	2,491,708
Total ending loan balances	$412,916	$708,759	$122,086	$204,160	$335,612	$713,465	$24,733	$—	$2,521,731

December 31, 2019
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$957	$—	$85	$—	$—	$1,042
Collectively evaluated for impairment	810	1,720	683	4,461	—	1,181	190	174	9,219
Total ending allowance	$810	$1,720	$683	$5,418	$—	$1,266	$190	$174	$10,261

Loans:
Individually evaluated for impairment	$6,890	$3,120	$345	$7,544	$—	$1,443	$—	$—	$19,342
Collectively evaluated for impairment	407,589	655,752	150,405	213,903	—	712,340	26,304	—	2,166,293
Total ending loan balances	$414,479	$658,872	$150,750	$221,447	$—	$713,783	$26,304	$—	$2,185,635
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

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

For the CARES Act provisions regarding TDR accounting suspension, refer to note 1 in our consolidated financial statements.

There were five TDRs during the three months ended June 30, 2020 and there have been no defaults of TDRs modified during the past twelve months.

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

Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Southern National had no loans classified Doubtful at June 30, 2020 or December 31, 2019.

As of June 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Total Loans
	Special
June 30, 2020	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$7,721	$6,970	$398,225	$412,916
Commercial real estate - non-owner occupied (1)	3,515	4,653	700,591	708,759
Construction and land development	—	1,691	120,395	122,086
Commercial loans	1,999	4,429	197,732	204,160
Paycheck Protection Program Loans	—	—	335,612	335,612
Residential 1-4 family (2)	656	1,854	710,955	713,465
Other consumer loans	115		24,618	24,733
Total	$14,006	$19,597	$2,488,128	$2,521,731

	Total Loans
	Special
December 31, 2019	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$3,821	$3,975	$406,683	$414,479
Commercial real estate - non-owner occupied (1)	4,193	176	654,503	658,872
Construction and land development	—	690	150,060	150,750
Commercial loans	3,432	4,462	213,553	221,447
Paycheck Protection Program Loans	—	—	—	—
Residential 1-4 family (2)	666	1,194	711,923	713,783
Other consumer loans	122	—	26,182	26,304
Total	$12,234	$10,497	$2,162,904	$2,185,635
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Includes SBA guarantees of $1.5 million and $4.1 million as of June 30, 2020 and December 31, 2019, respectively.

The amount of foreclosed residential real estate property held at June 30, 2020 and December 31, 2019 was $1.4 million and $1.4 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $2.0 million and $1.9 million at June 30, 2020 and December 31, 2019, respectively.

5.      LEASES

The Company leases certain premises and equipment under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At June 30, 2020, the Company had operating lease liabilities totaling $7.9 million and right-of-use assets totaling $7.1 million related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the three months ended June 30, 2020 and 2019, our net operating lease cost was $609 thousand and $693 thousand, respectively, and for the six months ended June 30, 2020 and 2019, our net operating lease cost was $1.6 million and $1.3 million, respectively, and were reflected in occupancy expenses on our income statements.

The following table presents supplemental cash flow and other information related to our operating leases:

	For the Six Months Ended
(in thousands except for percent and period data)	June 30, 2020	June 30, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,523	$2,483
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

Other information:
Weighted-average remaining lease term - operating leases, in years	5.6	6.0
Weighted-average discount rate - operating leases	2.8%	3.0%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	June 30, 2020
Lease payments due:
Less than one year	$2,098
One to three years	3,250
Three to five years	1,722
More than five years	1,518
Total lease payments	8,588
Less: imputed interest	(692)
Lease liabilities	$7,896

As of June 30, 2020, the Company did not have any operating leases that have not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

6.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $15.2 million and $17.7 million as of June 30, 2020 and December 31, 2019, respectively.

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

At June 30, 2020 and December 31, 2019, we had unfunded lines of credit and undisbursed construction loan funds totaling $324.4 million and $324.8 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

7.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2020
Basic EPS	$4,709	24,246	$0.19
Effect of dilutive stock options and unvested restricted stock	—	107	—
Diluted EPS	$4,709	24,353	$0.19

For the three months ended June 30, 2019
Basic EPS	$9,319	24,025	$0.39
Effect of dilutive stock options and unvested restricted stock	—	298	(0.01)
Diluted EPS	$9,319	24,323	$0.38

For the six months ended June 30, 2020
Basic EPS	$4,736	24,207	$0.20
Effect of dilutive stock options and unvested restricted stock	—	142	(0.01)
Diluted EPS	$4,736	24,349	$0.19

For the six months ended June 30, 2019
Basic EPS	$15,339	24,017	$0.64
Effect of dilutive stock options and unvested restricted stock	—	298	(0.01)
Diluted EPS	$15,339	24,315	$0.63

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$46,297	$—	$46,297	$—
Obligations of states and political subdivisions	17,034	—	17,034	—
Corporate securities	7,066	—	6,066	1,000
Trust preferred securities	2,285	—	2,285	—
Residential government-sponsored collateralized mortgage obligations	32,869	—	32,869	—
Government-sponsored agency securities	14,597	—	14,597	—
Agency commercial mortgage-backed securities	28,473	—	28,473	—
SBA pool securities	12,358	—	12,358	—
Total	$160,979	$—	$159,979	$1,000

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$48,979	$—	$48,979	$—
Obligations of states and political subdivisions	17,582	—	17,582	—
Corporate securities	2,012	—	1,012	1,000
Trust preferred securities	2,568	—	2,568	—
Residential government-sponsored collateralized mortgage obligations	36,689	—	36,689	—
Government-sponsored agency securities	14,822	—	14,822	—
Agency commercial mortgage-backed securities	27,731	—	27,731	—
SBA pool securities	14,437	—	14,437	—
Total	$164,820	$—	$163,820	$1,000

No corporate securities that are classified as Level 3 above were purchased or sold during 2020 or 2019. These corporate securities did not have a material impact on the income statement for the three and six months ended June 30, 2020 and 2019.

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 5% to 10% of collateral valuation at June 30, 2020 and December 31, 2019. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired totaled $34.7 million (including SBA guarantees of $4.0 million) as of June 30, 2020, with $1.1 million allocation made to the allowance for loan losses compared to a carrying amount of $22.0 million (including SBA guarantees of $4.4 million) with $1.1 million allocation made to the allowance for loan losses at December 31, 2019.

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5% to 10% of collateral valuation at June 30, 2020 and December 31, 2019. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At June 30, 2020 and December 31, 2019, the total amount of OREO was $6.0 million and $6.2 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$10,781	$—	$—	$10,781
Commercial real estate - non-owner occupied (1)	7,797	—	—	7,797
Construction and land development	1,810	—	—	1,810
Commercial loans	7,663	—	—	7,663
Residential 1-4 family (2)	6,641	—	—	6,641
Consumer	11	—	—	11
Other real estate owned:
Commercial real estate - owner occupied (1)	1,984	—	—	1,984
Construction and land development	2,593	—	—	2,593
Residential 1-4 family (2)	1,429	—	—	1,429

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$6,890	$—	$—	$6,890
Commercial real estate - non-owner occupied (1)	3,296	—	—	3,296
Construction and land development	345	—	—	345
Commercial loans	7,547	—	—	7,547
Residential 1-4 family (2)	3,862	—	—	3,862
Consumer	39	—	—	39
Other real estate owned:
Commercial real estate - owner occupied (1)	1,984	—	—	1,984
Construction and land development	2,874	—	—	2,874
Residential 1-4 family (2)	1,366	—	—	1,366
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		June 30, 2020		December 31, 2019
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$82,586	$82,586	$31,928	$31,928
Securities available for sale	Level 2 & Level 3	160,979	160,979	164,820	164,820
Securities held to maturity	Level 2	53,958	55,352	72,448	72,666
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	16,927	16,927	17,832	17,832
Equity investment in mortgage affiliate	Level 3	9,412	9,412	5,020	5,020
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	3,305	3,305
Net loans	Level 3	2,487,877	2,517,892	2,175,786	2,180,487
Accrued interest receivable	Level 2 & Level 3	15,074	15,074	8,210	8,210
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$871,701	$871,701	$730,325	$730,325
Money market and savings accounts	Level 2	659,910	659,910	611,353	611,353
Time deposits	Level 3	619,918	628,076	783,040	786,420
Securities sold under agreements to repurchase	Level 1	16,412	16,412	12,883	12,883
PPPLF borrowings	Level 1	333,574	333,574	—	—
FHLB short term advances	Level 1	100,000	100,000	121,640	121,640
Junior subordinated debt	Level 2	9,657	7,936	9,632	9,206
Senior subordinated notes	Level 2	47,032	46,452	47,051	48,156
Accrued interest payable	Level 1 & Level 3	3,392	3,392	4,907	4,907

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), accrued interest receivable and payable, demand deposits, savings accounts, money market accounts, short-term debt (FHLB short-term advances and securities sold under agreements to repurchase) and PPPLF borrowings.

The investment in common stock of our mortgage affiliate is accounted for using the equity method. Under the equity method, the carrying value of Southern National’s investment in STM was originally recorded at cost but is adjusted periodically to record Southern National’s proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM. The investment in preferred stock of our mortgage affiliate is considered to be a non-marketable equity security that does not have a readily determinable fair value. Non-marketable equity securities with no recurring market value data available are reviewed periodically and any observable market value change is adjusted through noninterest income. Southern National evaluates its investments in this non-marketable equity security for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of STM, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income. No impairment was recorded for the three and six months ended June 30, 2020 and 2019.

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

9.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of FHLB of Atlanta overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at June 30, 2020 and December 31, 2019 was $16.4 million and $12.9 million, respectively.

10.     JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In connection with our merger with EVBS, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. At June 30, 2020 and December 31, 2019, we had $9.6 million of Junior Subordinated Debt outstanding. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of June 30, 2020 and December 31, 2019, the interest rate was 3.25% and 4.85%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At June 30, 2020, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At June 30, 2020, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital. At June 30, 2020, the remaining unamortized debt issuance costs related to the SNBV Senior Subordinated Notes totaled $619 thousand.

Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million (fair value adjustment of $1.9 million) in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. At June 30, 2020 all of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2019. Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be attained for any other period.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factor contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	the impact of COVID-19 on our business, including the impact of the actions taken by governmental authorities to contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (“CARES” Act)), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities, obligations of states and political subdivisions and pooled trust preferred securities;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;

●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	failure to prevent a breach to our Internet-based system and online commerce security, including as a result of increased remote working by our employees;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for loan losses;
●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act of 2017 and the CARES Act;
●	uncertainty related to the transition away from or new methods of calculating the LIBOR;
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

At June 30, 2020, Sonabank had forty-two full-service branches. Thirty-seven full-service retail branches are in Virginia, located in Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, South Riding, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg, and five full-service retail branches in Maryland, located in Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro. We have administrative offices in Warrenton and Glen Allen, Virginia, and in Georgetown, Washington, D.C.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income for the three months ended June 30, 2020 was $4.7 million, or $0.19 basic and diluted earnings per share, compared to net income of $9.3 million, or $0.39 basic and $0.38 diluted earnings per share for the three months ended June 30, 2019.

Net income declined $4.6 million, or 49.5%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decline in net income was primarily driven by higher provision for loan losses in the current year as the Company made certain adjustments to its qualitative factors in response to the impact of COVID-19 that increased the provision by $10.9 million. The decrease was partially offset by an increase in equity gain from mortgage affiliate driven by higher margins on closed loans and materially higher volumes from refinance activity as well as production from new hires and teams that were on boarded in the last half of 2019. The decline in net income was also offset by an increase in recoveries related to acquired charged-off loans and investment securities in the current year.

Six-Month Comparison. Net income for the six months ended June 30, 2020 was $4.7 million, or $0.20 basic and $0.19 diluted earnings per share, compared to net income of $15.3 million, or $0.64 basic and $0.63 diluted earnings per share, for the six months ended June 30, 2019.

The 69.1% decrease in the net income during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily driven by higher provision for loan losses in the current year as the Company made certain adjustments to its qualitative factors in response to the impact of COVID-19 that increased the provision by $14.0 million. The decline in net income was also driven by a one-time charge of $4.4 million, net of taxes of salary and benefits expense related to the restructuring of executive management in the first half of 2020. These decreases were partially offset by an increase in equity gain from mortgage affiliate driven by higher margins on closed loans and materially higher volumes from refinance activity as well as production from new hires and teams that were on boarded in the last half of 2019. The decline in net income was also offset by an increase in recoveries related to acquired charged-off loans and investment securities in the current year.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $22.5 million for the three months ended June 30, 2020 compared to $21.0 million for the three months ended June 30, 2019. Southern National’s net interest margin for the three months ended June 30, 2020 was 3.33% compared to 3.40% for the three months ended June 30, 2019. Net interest margin was impacted heavily by the origination of Paycheck Protection Program (PPP) loans in the second quarter of 2020. Excluding the effects of PPP loans, the Company’s net interest margin for the three months ended June 30, 2020 would have increased to 3.50% compared to 3.40% for the three months ended June 30, 2019.  Total income on interest-earning assets was $28.7 million and $30.4 million for the three months ended June 30, 2020 and 2019, respectively. The yield on average interest-earning assets decreased 68 basis points to 4.25% during the three months ended June 30, 2020 compared to the 4.93% yield on average interest-earning assets during the three months ended June 30, 2019, primarily driven by market conditions. The cost of average interest-bearing liabilities decreased 71 basis points to 1.17% during the three months ended June 30, 2020 when comparing to the 1.88% cost on average interest-bearing liabilities during the three months ended June 30, 2019. Interest and fees on loans totaled $27.0 million and $28.4 million for the second quarters of 2020 and 2019, respectively. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $1.9 million to net interest income during the three months ended June 30, 2020 compared to $972 thousand during the three months ended June 30, 2019. The increase in accretion was due to increased acquired loan paydowns and payoffs. Average loans during the second quarter of 2020 were $2.40 billion compared to $2.16 billion during the second quarter of 2019.

Total interest expense was $6.2 million and $9.4 million for the three months ended June 30, 2020 and 2019, respectively. Interest on deposits was $5.1 million and $7.7 million for the three months ended June 30, 2020 and 2019, respectively. Total average interest-bearing deposits for the first quarter of 2020 and 2019 were $1.77 billion and $1.78 billion, respectively. The yield on total average interest-bearing deposits was 1.17% and 1.72% for the quarter ended June 30, 2020 and 2019, respectively. Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, senior subordinated notes and Paycheck Protection Program Liquidity Facility (PPPLF) borrowings, was $1.1 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively. Total average borrowings were $371.8 million and $223.1 million for the three months ended June 30, 2020 and 2019, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	June 30, 2020			June 30, 2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,401,620	$27,044	4.53%	$2,161,505	$28,378	5.27%
Investment securities	222,124	1,247	2.26%	248,276	1,627	2.63%
Other earning assets	91,230	381	1.68%	55,824	388	2.34%
Total earning assets	2,714,975	28,672	4.25%	2,465,605	30,393	4.93%
Allowance for loan losses	(16,364)			(12,488)
Total non-earning assets	267,261			266,606
Total assets	$2,965,872			$2,719,723

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$404,700	$745	0.74%	$357,850	$773	0.87%
Money market accounts	488,648	830	0.68%	432,927	2,058	1.91%
Savings accounts	163,574	107	0.26%	146,073	115	0.32%
Time deposits	710,483	3,465	1.96%	848,806	4,709	2.23%
Total interest-bearing deposits	1,767,405	5,146	1.17%	1,785,656	7,655	1.72%
Borrowings	371,836	1,053	1.14%	223,053	1,774	3.19%
Total interest-bearing liabilities	2,139,241	6,199	1.17%	2,008,709	9,429	1.88%
Noninterest-bearing liabilities:
Demand deposits	418,382			331,481
Other liabilities	24,495			22,123
Total liabilities	2,582,118			2,362,313
Stockholders' equity	383,753			357,410
Total liabilities and stockholders' equity	$2,965,872			$2,719,723
Net interest income		$22,473			$20,964
Interest rate spread			3.08%			3.05%
Net interest margin			3.33%			3.40%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Six-Month Comparison. Net interest income was $43.0 million for the six months ended June 30, 2020 compared to $41.9 million for the six months ended June 30, 2019, which was a result of lower costs of funds including deposits and borrowings in the first half of 2020. Southern National’s net interest margin for the six months ended June 30, 2020 was 3.32% compared to 3.41% for the six months ended June 30, 2019. Net interest margin was impacted heavily by the origination of PPP loans in the first half of 2020. Total income on interest-earning assets was $57.2 million and $60.6 million for the six months ended June 30, 2020 and 2019, respectively. The yield on average interest-earning assets was 4.42% and 4.94% for the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily driven by market conditions. Interest and fees on loans totaled $53.8 million and $56.4 million for the six months ended June 30, 2020 and 2019, respectively. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $2.5 million to net interest income during the six months ended June 30, 2020 compared to $1.8 million during the six months ended June 30, 2019. The increase in accretion was due to increased acquired loan paydowns and payoffs. Average loans during the six months ended June 30, 2020 were $2.30 billion compared to $2.16 billion during the six months ended June 30, 2019.

Total interest expense was $14.2 million and $18.8 million for the six months ended June 30, 2020 and 2019, respectively. Interest on deposits was $11.6 million and $15.1 million for the six months ended June 30, 2020 and 2019, respectively. Total average interest-bearing deposits for the six months ended June 30, 2020 and 2019 were $1.76 billion and $1.80 billion, respectively. The yield on total average interest-bearing deposits was 1.33% and 1.69% for the six months ended June 30, 2020 and 2019, respectively.  Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, senior subordinated notes and PPPLF borrowings, was $2.5 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively. Total average borrowings were $311.8 million and $218.5 million for the six months ended June 30, 2020 and 2019, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Six Months Ended
	June 30, 2020			June 30, 2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,301,273	$53,785	4.70%	$2,158,395	$56,352	5.26%
Investment securities	226,959	2,608	2.31%	242,878	3,208	2.66%
Other earning assets	73,015	760	2.09%	73,001	1,136	2.79%
Total earning assets	2,601,248	57,153	4.42%	2,474,275	60,696	4.94%
Allowance for loan losses	(13,646)			(12,393)
Total non-earning assets	265,444			261,938
Total assets	$2,853,046			$2,723,820

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$392,115	$1,531	0.79%	$351,925	$1,415	0.81%
Money market accounts	479,150	2,404	1.01%	417,358	3,886	1.88%
Savings accounts	155,635	223	0.29%	146,827	230	0.32%
Time deposits	733,269	7,491	2.05%	887,258	9,585	2.18%
Total interest-bearing deposits	1,760,169	11,649	1.33%	1,803,368	15,116	1.69%
Borrowings	311,833	2,516	1.62%	218,516	3,664	3.38%
Total interest-bearing liabilities	2,072,002	14,165	1.37%	2,021,884	18,780	1.87%
Noninterest-bearing liabilities:
Demand deposits	375,895			325,921
Other liabilities	23,138			20,818
Total liabilities	2,471,036			2,368,623
Stockholders' equity	382,010			355,197
Total liabilities and stockholders' equity	$2,853,046			$2,723,820
Net interest income		$42,988			$41,916
Interest rate spread			3.04%			3.06%
Net interest margin			3.32%			3.41%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company elected to defer adoption of the CECL model until the earlier of the national emergency being lifted or December 31, 2020, as provided for by the CARES Act. During the three and six months ended June 30, 2020, the Company made certain adjustments to its qualitative factors in response to the impact of COVID-19 that increased the provision for loan losses by $10.9 million and $14.0 million, respectively. For the three months ended June 30, 2020 and 2019, the provision for loan losses was $10.9 million and zero, respectively. The provision for loan losses for the six months ended June 30, 2020 and 2019 was $14.3 million and $200 thousand, respectively. Net recoveries for the three months ended June 30, 2020 was $6 thousand and net charge offs for the six months ended June 30, 2020 was $983 thousand, compared to net charge offs of $261 thousand and $870 thousand, respectively for the three and six months ended June 30, 2019.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2020	2019	Change
Account maintenance and deposit service fees	$1,489	$1,788	$(299)
Income from bank-owned life insurance	385	385	—
Equity gain from mortgage affiliate	4,161	558	3,603
Recoveries related to acquired charged-off loans and investment securities	2,235	324	1,911
Other	123	136	(13)
Total noninterest income	$8,393	$3,191	$5,202

Noninterest income increased 163% to $8.4 million for the three months ended June 30, 2020 compared to $3.2 million for the three months ended June 30, 2019. The $5.2 million increase was primarily driven by a $3.6 million increase in equity gain from mortgage affiliate and a $1.9 million increase in recoveries related to acquired charged-off loans and investment securities. Equity gain from mortgage affiliate increased to $4.2 million driven by higher margins on closed loans and materially higher volumes from refinance activity as well as production from new hires and teams that were on boarded in the last half of 2019. The increase was also attributable to a recovery related to a previously charged-off acquired loan of approximately $2.0 million during the second quarter of 2020. These increases were partially offset by a decrease of $299 thousand in account maintenance and deposit service fees primarily in account service charges and non-sufficient funds fee.

The following table presents the major categories of noninterest income for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2020	2019	Change
Account maintenance and deposit service fees	$3,187	$3,475	$(288)
Income from bank-owned life insurance	771	908	(137)
Equity gain from mortgage affiliate	4,392	576	3,816
Recoveries related to acquired charged-off loans and investment securities	2,419	915	1,504
Other	444	379	65
Total noninterest income	$11,213	$6,253	$4,960

Noninterest income increased 79% to $11.2 million for the six months ended June 30, 2020 compared to $6.3 million for the six months ended June 30, 2019. The $4.9 million increase was primarily driven by $3.8 million increase in equity gain from mortgage affiliate and $1.5 million increase in recoveries related to acquired charged-off loans and investment securities. Equity gain from mortgage affiliate increased $3.8 million driven by higher margins on closed loans and materially higher volumes from refinance activity as well as production from new hires and teams that were on boarded in the last half of 2019. The increase was also attributable to a recovery related to a previously charged-off acquired loan of approximately $2.0 million during the second quarter of 2020. These increases were partially offset by a decrease of $288 thousand in account maintenance and deposit service fees primarily in account service charges and non-sufficient funds fee. Income from bank-owned life insurance decreased $137 thousand due to death benefits paid in the first quarter of 2019.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2020	2019	Change
Salaries and benefits	$7,338	$7,144	$194
Occupancy expenses	1,405	1,801	(396)
Furniture and equipment expenses	639	738	(99)
Amortization of core deposit intangible	341	362	(21)
Virginia franchise tax expense	659	563	96
Data processing expense	956	571	385
Telephone and communication expense	369	406	(37)
Net (gain) loss on other real estate owned	—	(36)	36
Professional fees	873	1,381	(508)
Other operating expenses	1,490	962	528
Total noninterest expenses	$14,070	$13,892	$178

Noninterest expenses were $14.1 million during the three months ended June 30, 2020, compared to $13.9 million during the three months ended June 30, 2019. The 1.3% increase in noninterest expenses was primarily due to a $385 thousand increase in data processing expense and a $194 thousand increase in employee compensation and benefits expense, partially offset by a $495 thousand decrease in building and leasehold depreciation.

The following table presents the major categories of noninterest expense for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2020	2019	Change
Salaries and benefits	$19,647	$12,956	$6,691
Occupancy expenses	3,344	3,604	(260)
Furniture and equipment expenses	1,258	1,448	(190)
Amortization of core deposit intangible	682	725	(43)
Virginia franchise tax expense	1,229	1,126	103
Data processing expense	1,663	1,083	580
Telephone and communication expense	737	781	(44)
Net (gain) loss on other real estate owned	71	(38)	109
Professional fees	2,066	1,902	164
Other operating expenses	3,225	6,595	(3,370)
Total noninterest expenses	$33,922	$30,182	$3,740

Noninterest expenses were $33.9 million during the six months ended June 30, 2020, compared to $30.2 million during the six months ended June 30, 2019. The 12.4% increase in noninterest expenses was primarily due to an increase in employee compensation and benefits expense and higher data processing expense, partially offset by lower other operating expenses and lower legal and professional services expense. Employee compensation and benefits expense totaled $19.6 million and $13.0 million for the six months ended June 30, 2020 and 2019, respectively. The increase was associated with a pre-tax management restructuring expense of $5.6 million in the first half of 2020. The increase in noninterest expense was also attributable to a $580 thousand increase in data processing expense in the first half of 2020. The decrease in other operating expenses was driven by a pre-tax nonrecurring loss of $3.2 million with related legal expense of $502 thousand during the first quarter of 2019 that did not recur.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $3.07 billion as of June 30, 2020 and $2.72 billion as of December 31, 2019. Total loans increased 14.89%, from $2.19 billion at December 31, 2019 to $2.51 billion at June 30, 2020, with loan growth in the second quarter primarily due to PPP loan originations. Excluding PPP loans, loans outstanding decreased $10.2 million, or 0.46%, since December 31, 2019. Total deposits were $2.15 billion at June 30, 2020 compared to $2.12 billion at December 31, 2019 and total equity was $381.7 million and $377.2 million at June 30, 2020 and December 31, 2019, respectively.

Loan Portfolio

Total loans were $2.51 billion and $2.19 billion at June 30, 2020 and December 31, 2019, respectively. Loan growth in the second quarter of 2020 was primarily due to PPP loan originations, which totaled $335.6 million. Excluding PPP loans, loans outstanding decreased $10.2 million since December 31, 2019.

As of June 30, 2020, the Company had hotel loans of $288.4 million, or 11.5% of total loans. For the year ended December 31, 2019, the portfolio of hotel loans had debt coverage of approximately 147% and weighted average loan to value of approximately 68%. Substantially all of the Company’s hotel loans are to national brands with 93% of the portfolio being to limited service hotels, in non-leisure areas with historically lower operating costs. Approximately 76% percent of the hotel loans had been granted a COVID-19 deferral as of June 30, 2020. Hotel demand has been significantly reduced as a result of COVID-19. Expanded monitoring and analysis of loans in the hotel industry has been implemented to address the decline in hotel occupancy and related revenue as needed.

The composition of our loan portfolio consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Loans secured by real estate:
Commercial real estate - owner occupied	$412,916	$414,479
Commercial real estate - non-owner occupied	591,229	559,195
Secured by farmland	16,845	17,622
Construction and land loans	122,086	150,750
Residential 1-4 family	612,247	604,777
Multi-family residential	100,685	82,055
Home equity lines of credit	101,218	109,006
Total real estate loans	1,957,226	1,937,884

Commercial loans	204,160	221,447
Paycheck Protection Program	335,612	—
Consumer loans	24,733	26,304
Subtotal	2,521,731	2,185,635
Plus deferred costs on loans	(10,227)	412
Total loans	$2,511,504	$2,186,047

As of June 30, 2020 and December 31, 2019, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Asset Quality

Asset quality remained solid during the second quarter of 2020. The outbreak of COVID-19 and resulting economic instability will likely have an impact on our asset quality in future periods, but it is unknown to what extent at this point. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections. We defer COVID loans to the next due date and track delinquency from that new date.

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

Our loss and delinquency experience on our loan portfolio has been limited by a number of factors, including our underwriting standards and the relatively short period of time since the loans were originated. Whether losses and delinquencies in our portfolio will increase significantly depends upon the value of the real estate securing the loans and economic factors, such as the overall economy in our market area, including as a result of the impact of COVID-19.

OREO at June 30, 2020 was $6.0 million compared to $6.2 million at December 31, 2019. The decrease was driven by a write-down on OREO during the first quarter of 2020.

Loans acquired in the GAB transaction covered under an FDIC loss-share agreement expired on December 31, 2019 and therefore any references to “non-covered” loans do not apply to any periods after December 31, 2019. Nonaccrual loans were $11.4 million (excluding $3.5 million of loans fully covered by SBA guarantees) at June 30, 2020 compared to $4.8 million (non-covered and excluding $4.1 million of loans fully covered by SBA guarantees) at December 31, 2019, an increase of 137.5%. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to total non-covered assets was 0.41% at December 31, 2019 and the ratio of nonperforming assets (excluding the SBA guaranteed loans) to total assets was 0.57% at June 30, 2020, an increase of 16 basis points.

Southern National’s allowance for loan losses as a percentage of total loans at June 30, 2020 was 0.94%, compared to 0.47% at December 31, 2019 (based on total non-covered loans).

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

The following table presents a comparison of nonperforming assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019 (1)
Nonaccrual loans	$14,930	$8,900
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	14,930	8,900
Other real estate owned	6,006	6,224
Total nonperforming assets	$20,936	$15,124

Troubled debt restructurings	$1,657	$697
SBA guaranteed amounts included in nonaccrual loans	$3,513	$4,129

Allowance for loan losses to nonperforming loans	158.25%	115.30%
Allowance for loan losses to total loans	0.94%	0.47%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.47%	0.41%
(1)	December 31, 2019 included non-covered loans and non-covered assets.

Not included in the table above are $708.8 million of loans that were subject to COVID deferrals at June 30, 2020.

Investment Securities

Investment securities, available for sale and held to maturity, totaled $214.9 million at June 30, 2020 down from $237.3 million at December 31, 2019.

Investment securities in our portfolio as of June 30, 2020 were as follows:

●	residential government-sponsored collateralized mortgage obligations in the amount of $34.8 million;
●	agency residential mortgage-backed securities in the amount $80.3 million;
●	corporate bonds in the amount of $7.0 million;
●	commercial mortgage-backed securities in the amount of $28.5 million;
●	SBA loan pool securities in the amount of $12.4 million;
●	callable agency securities in the amount of $19.6 million;
●	trust preferred securities in the amount of $4.0 million; and
●	municipal bonds in the amount of $28.3 million (fair value of $28.5 million) with a taxable equivalent yield of 3.0% and ratings as of June 30, 2020 as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$6,089	AAA	$5,637
Aa1	6,624	AA+	6,718
Aa2	3,967	AA	6,872
Aa3	699	AA-	1,835
A1	2,340	A+	1,003
A2	1,003	A	836
Baa1	—	BBB+	—
NA	7,805	NA	5,626
Total	$28,527	Total	$28,527

During the three and six months ended June 30, 2020, $5.0 million and $15.0 million, respectively, of available for sale investment securities were purchased. During the six months ended June 30, 2020, $15.2 million of held to maturity investment securities were purchased. No held to maturity investment securities were purchased during the three months ended June 30, 2020. No investment securities were sold during the three and six months ended June 30, 2020 and 2019.

At June 30, 2020, we owned pooled trust preferred securities as follows (in thousands):

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)

						(in thousands)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa1	AA	$1,910	$1,785	$1,765	18%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	WD	31	(7)	(9)	48%	4
						$1,941	$1,778	$1,756		$223

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	WD	$1,500	$1,040	$630	32%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,655	15%	660
						$3,650	$2,530	$2,285		$1,060

Total						$5,591	$4,308	$4,041
(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion.
(2)	Pre-tax.

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

We recognized no other than temporary impairment charges during the three and six months ended June 30, 2020 and 2019, respectively.

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

During the six months ended June 30, 2020, we funded our financial obligations with deposits and borrowings from the FHLB of Atlanta. At June 30, 2020, we had $342.4 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in less than one year was $487.8 million as of June 30, 2020. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

The Company has also established additional borrowing capacity through the Federal Reserve Bank’s PPPLF, where it can pledge PPP loans to borrow an equal amount of funds. As of June 30, 2020, the Company had $333.6 million borrowings outstanding through this facility. The facility is available through September 30, 2020.

Capital Resources

The following table provides a comparison of the leverage and risk-weighted capital ratios of Sonabank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital		Actual Ratio at
	Adequacy	To Be Categorized	June 30,	December 31,
	Purposes	as Well Capitalized (1)	2020	2019
Sonabank
Common equity tier 1 capital ratio	4.50%	6.50%	14.81%	14.81%
Tier 1 risk-based capital ratio	6.00%	8.00%	14.81%	14.81%
Total risk-based capital ratio	8.00%	10.00%	15.91%	15.29%
Leverage ratio	4.00%	5.00%	11.62%	12.07%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

Sonabank’s capital position is consistent with being well- capitalized under the regulatory framework for prompt corrective action.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged primarily in the business of investing funds obtained from deposits and borrowings into interest-earning loans and investments. Consequently, our earnings depend to a significant extent on our net interest income, which is the difference between the interest income on loans and other investments and the interest expense on deposits and borrowings. To the extent that our interest-bearing liabilities do not reprice or mature at the same time as our interest-earning assets, we are subject to interest rate risk and corresponding fluctuations in net interest income. Out Asset-Liability Committee (“ALCO”) meets regularly and is responsible for reviewing our interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The policies established by the ALCO are reviewed and approved by our Board of Directors. We have employed asset/liability management policies that seek to manage our net interest income, without having to incur unacceptable levels of credit or investment risk.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of June 30, 2020 and as of December 31, 2019. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 100 basis point decrease in interest rates at June 30, 2020 and December 31, 2019.

	Sensitivity of Economic Value of Equity
	As of June 30, 2020
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$302,707	$(46,012)	(13.19)%	9.85%	79.31%
Up 300	316,726	(31,993)	(9.17)%	10.31%	82.98%
Up 200	329,908	(18,811)	(5.39)%	10.74%	86.44%
Up 100	344,699	(4,020)	(1.15)%	11.22%	90.31%
Base	348,719	—	—%	11.35%	91.37%
Down 100	315,306	(33,413)	(9.58)%	10.26%	82.61%

	Sensitivity of Economic Value of Equity
	As of December 31, 2019
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$323,871	$(45,102)	(12.22)%	11.90%	85.85%
Up 300	336,822	(32,151)	(8.71)%	12.37%	89.29%
Up 200	349,192	(19,781)	(5.36)%	12.83%	92.56%
Up 100	363,935	(5,038)	(1.37)%	13.37%	96.47%
Base	368,973	—	0.00%	13.55%	97.81%
Down 100	353,371	(15,602)	(4.23)%	12.98%	93.67%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2020 and December 31, 2019 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our Asset/Liability Risk Management Policy guidelines at June 30, 2020 and December 31, 2019.

	Sensitivity of Net Interest Income
	As of June 30, 2020
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base

	(dollar amounts in thousands)
Up 400	$81,770	$(12,201)	3.22%	(0.48)%
Up 300	84,939	(9,032)	3.35%	(0.36)%
Up 200	87,937	(6,034)	3.46%	(0.24)%
Up 100	91,251	(2,720)	3.60%	(0.11)%
Base	93,971	—	3.70%	—%
Down 100	94,251	280	3.71%	0.01%

	Sensitivity of Net Interest Income
	As of December 31, 2019
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base

	(dollar amounts in thousands)
Up 400	$74,096	$(8,158)	3.00%	(0.33)%
Up 300	76,355	(5,899)	3.09%	(0.24)%
Up 200	78,458	(3,796)	3.18%	(0.15)%
Up 100	80,649	(1,605)	3.27%	(0.07)%
Base	82,254	—	3.33%	—%
Down 100	81,273	(981)	3.29%	(0.04)%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Southern National or Sonabank as of June 30, 2020.

ITEM 1A – RISK FACTORS

The Company disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2019 and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results. The following risk factors have been included in this Quarterly Report on Form 10-Q in response to the global market disruptions that have resulted from the COVID-19 pandemic.

The ongoing COVID-19 pandemic and measures intended to prevent its spread have had and will likely continue to have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

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

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

●	credit losses resulting from financial stress experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries;
●	declines in collateral values;
●	third party disruptions, including outages at network providers and other suppliers;
●	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
●	risk of litigation or other third party claims in connection with our lending practices, including as a result of our participation in the PPP; and
●	operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

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

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, any adverse results from current or future litigation related to COVID-19, including as a result of our participation in and execution of government programs related to COVID-19 and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

A significant amount of the loan growth we experienced during the second quarter was a direct result of PPP loans; this loan growth is likely to end in the near-term. Furthermore, since the inception of the PPP, a number of banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. We are exposed to similar litigation regarding our procedures used to process applications for the PPP and related matters. If any such litigation is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or negative media attention could have a material adverse impact on our business, financial condition and results of operations. The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators and Congressional committees. State Attorney Generals and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and they may take more aggressive actions against us for alleged violations of the provisions governing our participation in the PPP.  Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

(a) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285) filed August 4, 2006)

3.2

Certificate of Amendment to the Articles of Incorporation dated January 31, 2005 (incorporated herein by reference to Exhibit 3.2 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285) filed on August 4, 2006)

3.3

Certificate of Amendment to the Articles of Incorporation dated April 13, 2006 (incorporated herein by reference to Exhibit 3.3 to Southern National’s Registration Statement on Form S-1 (Registration No. 333-136285) filed on August 4, 2006)

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to Southern National’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 21, 2007)

3.5	Amendment No. 1 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Southern National’s Current Report on Form 8-K filed on October 14, 2009)

3.6	Amendment No. 2 to Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Southern National’s Current Report on Form 8-K filed on April 5, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Southern National Bancorp of Virginia, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

August 10, 2020	/s/ Dennis J. Zember
(Date)	Dennis J. Zember,
Chief Executive Officer
(President and Executive Officer)

August 10, 2020	/s/ Jeffrey L. Karafa
(Date)	Jeffrey L. Karafa,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)