Form 10-Q
period 2020-09-30
Southern National Bancorp of Virginia Inc
filed 2020-11-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Yes ☐ No ☒

As of November 2, 2020, there were 24,368,612 shares of common stock, $0.01 par value, outstanding.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

FORM 10-Q

September 30, 2020

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)	*
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$7,186	$7,909
Interest-bearing deposits in other financial institutions	142,086	24,019
Total cash and cash equivalents	149,272	31,928

Securities available for sale, at fair value	157,896	164,820

Securities held to maturity, at amortized cost (fair value of $50,551 and $72,666, respectively)	49,323	72,448

Total loans	2,523,709	2,186,047
Less allowance for loan losses	(25,779)	(10,261)
Net loans	2,497,930	2,175,786
Stock in Federal Reserve Bank and Federal Home Loan Bank	16,927	17,832
Equity investment in mortgage affiliate	13,238	5,020
Preferred investment in mortgage affiliate	3,305	3,305
Bank premises and equipment, net	30,679	31,184
Operating lease right-of-use assets	7,033	8,013
Goodwill	101,954	101,954
Core deposit intangibles, net	6,168	7,191
Bank-owned life insurance	65,015	63,850
Other real estate owned	5,388	6,224
Deferred tax assets, net	14,477	11,788
Accrued interest receivable	21,076	8,210
Other assets	14,892	12,617
Total assets	$3,154,573	$2,722,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$467,581	$339,153
Interest-bearing deposits:
NOW accounts	472,553	391,172
Money market accounts	534,899	466,867
Savings accounts	179,756	144,486
Time deposits	561,685	783,040
Total interest-bearing deposits	1,748,893	1,785,565
Total deposits	2,216,474	2,124,718

Securities sold under agreements to repurchase - short term	16,181	12,883
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	283,906	—
Federal Home Loan Bank (FHLB) advances	100,000	121,640
Junior subordinated debt - long term	9,669	9,632
Senior subordinated notes - long term	105,709	47,051
Operating lease liabilities	7,800	8,469
Other liabilities	25,851	20,536
Total liabilities	2,765,590	2,344,929
Commitments and contingencies (See Note 6)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,368,853 and 24,181,534 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	243	241
Additional paid in capital	308,814	306,755
Retained earnings	76,486	69,462
Accumulated other comprehensive income	3,440	783
Total stockholders' equity	388,983	377,241
Total liabilities and stockholders' equity	$3,154,573	$2,722,170

* Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and dividend income:
Interest and fees on loans	$27,266	$28,340	$81,051	$84,692
Interest and dividends on taxable securities	1,006	1,375	3,382	4,275
Interest and dividends on tax exempt securities	123	145	355	453
Interest and dividends on other earning assets	312	614	1,072	1,750
Total interest and dividend income	28,707	30,474	85,860	91,170
Interest expense:
Interest on deposits	4,357	8,001	16,006	23,117
Interest on federal reserve board borrowings	180	—	201	—
Interest on repurchase agreements	24	20	65	65
Interest on junior subordinated debt	89	158	349	458
Interest on senior subordinated notes	968	711	2,392	2,135
Interest on other borrowings	91	569	861	2,464
Total interest expense	5,709	9,459	19,874	28,239
Net interest income	22,998	21,015	65,986	62,931
Provision for loan losses	2,000	150	16,349	350
Net interest income after provision for loan losses	20,998	20,865	49,637	62,581

Noninterest income:
Account maintenance and deposit service fees	1,633	1,837	4,820	5,312
Income from bank-owned life insurance	394	392	1,165	1,300
Equity gain from mortgage affiliate	3,826	599	8,218	1,175
Recoveries related to acquired charged-off loans and investment securities	288	145	2,707	1,060
Other	130	1	574	380
Total noninterest income	6,271	2,974	17,484	9,227

Noninterest expenses:
Salaries and benefits	7,817	6,567	27,464	19,523
Occupancy expenses	1,432	968	4,776	4,572
Furniture and equipment expenses	719	514	1,977	1,962
Amortization of core deposit intangible	341	352	1,023	1,077
Virginia franchise tax expense	615	563	1,844	1,689
Data processing expense	701	622	2,364	1,704
Telephone and communication expense	382	477	1,119	1,258
Net (gain) loss on other real estate owned	(16)	—	55	(38)
Professional fees	1,494	673	3,560	2,576
Other operating expenses	1,779	1,878	5,004	8,473
Total noninterest expenses	15,264	12,614	49,186	42,796
Income before income taxes	12,005	11,225	17,935	29,012
Income tax expense	2,417	2,361	3,611	4,809
Net income	$9,588	$8,864	$14,324	$24,203
Other comprehensive income:
Unrealized gain on available for sale securities	$23	$740	$3,353	$4,668
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	3	4	10	10
Net unrealized gain	26	744	3,363	4,678
Tax effect	5	157	706	983
Other comprehensive income	21	587	2,657	3,695
Comprehensive income	$9,609	$9,451	$16,981	$27,898
Earnings per share, basic	$0.40	$0.37	$0.59	$1.01
Earnings per share, diluted	$0.39	$0.36	$0.59	$0.99

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30, 2020
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - June 30, 2020	$243	$308,672	$69,335	$3,419	$381,669
Net income	—	—	9,588	—	9,588
Changes in other comprehensive income on investment securities (net of tax $5)	—	—	—	21	21
Dividends on common stock ($0.10 per share)	—	—	(2,437)	—	(2,437)
Issuance of common stock under Stock Incentive Plan (7,250 shares)	—	50	—	—	50
Stock-based compensation expense	—	92	—	—	92
Balance - September 30, 2020	$243	$308,814	$76,486	$3,440	$388,983

	For the Three Months Ended September 30, 2019
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - June 30, 2019	$241	$306,049	$55,983	$519	$362,792
Net income	—	—	8,864	—	8,864
Changes in other comprehensive income on investment securities (net of tax $157)	—	—	—	587	587
Dividends on common stock ($0.09 per share)	—	—	(2,173)	—	(2,173)
Issuance of common stock under Stock Incentive Plan (54,450 shares)	—	475	—	—	475
Stock-based compensation expense	—	85	—	—	85
Balance - September 30, 2019	$241	$306,609	$62,674	$1,106	$370,630

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands, except per share amounts) (Unaudited)

	For the Nine Months Ended September 30, 2020
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - December 31, 2019	$241	$306,755	$69,462	$783	$377,241
Net income	—	—	14,324	—	14,324
Changes in other comprehensive income on investment securities (net of tax $706)	—	—	—	2,657	2,657
Dividends on common stock ($0.30 per share)	—	—	(7,300)	—	(7,300)
Issuance of common stock under Stock Incentive Plan (93,250 shares)	2	574	—	—	576
Stock-based compensation expense	—	1,485	—	—	1,485
Balance - September 30, 2020	$243	$308,814	$76,486	$3,440	$388,983

	For the Nine Months Ended September 30, 2019
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2018	$240	$305,654	$44,985	$(2,589)	$348,290
Net income	—	—	24,203	—	24,203
Changes in other comprehensive income on investment securities (net of tax $983)	—	—	—	3,695	3,695
Dividends on common stock ($0.27 per share)	—	—	(6,514)	—	(6,514)
Issuance of common stock under Stock Incentive Plan (73,900 shares)	1	603	—	—	604
Stock-based compensation expense	—	352	—	—	352
Balance - September 30, 2019	$241	$306,609	$62,674	$1,106	$370,630

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$14,324	$24,203
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,946	4,526
Amortization of operating lease right-of-use assets	2,255	1,901
Accretion of loan discount	(3,596)	(2,689)
Amortization of FDIC indemnification asset	—	531
Provision for loan losses	16,349	350
Earnings on bank-owned life insurance	(1,165)	(1,300)
Equity gain on mortgage affiliate	(8,218)	(1,175)
Stock-based compensation expense	1,485	352
(Gain) loss on other real estate owned	55	(38)
Provision for deferred income taxes	(3,395)	(1,197)
Net increase in other assets and accrued interest receivable	(15,141)	(3,642)
Net increase in other liabilities	3,370	5,710
Net cash and cash equivalents provided by operating activities	10,269	27,532
Investing activities:
Purchases of held to maturity investment securities	(15,197)	(10,233)
Purchases of available for sale investment securities	(29,284)	(35,082)
Proceeds from paydowns, maturities and calls of available for sale investment securities	38,451	18,151
Proceeds from paydowns, maturities and calls of held to maturity investment securities	37,998	23,685
Net decrease of FRB and FHLB stock	905	4,920
Net (increase) decrease in loans	(335,156)	37,883
Proceeds from bank-owned life insurance death benefit	—	343
Sales of other real estate owned, net of improvements	1,041	93
Purchases of bank premises and equipment	(965)	(504)
Net cash and cash equivalents provided by (used in) investing activities	(302,207)	39,256
Financing activities:
Net increase in deposits	91,756	81,149
Cash dividends paid on common stock	(7,300)	(6,514)
Issuance of common stock under Stock Incentive Plan	576	604
Issuance of subordinated notes, net of cost	58,686	—
Net increase in PPPLF borrowings	283,906	—
Net decrease in short-term borrowings	(18,342)	(122,066)
Net cash and cash equivalents provided by (used in) financing activities	409,282	(46,827)
Increase in cash and cash equivalents	117,344	19,961
Cash and cash equivalents at beginning of period	31,928	28,611
Cash and cash equivalents at end of period	$149,272	$48,572
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$21,704	$27,097
Income taxes	4,187	3,467
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$—	$8,615
Initial recognition of operating lease liabilities	—	9,099

See accompanying notes to unaudited consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

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

At September 30, 2020, Sonabank had forty-two full-service branches in Virginia and Maryland and through certain internet and mobile applications. Thirty-seven full-service retail branches are in Virginia, located in Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, South Riding, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg, and five full-service retail branches in Maryland, located in Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro. We have administrative offices in Warrenton and Glen Allen, Virginia, and in Georgetown, Washington, D.C.

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

Risks and Uncertainties

The outbreak of the novel corona virus disease 2019 (“COVID-19”) has adversely impacted a broad range of industries in which the Company’s customers operate and has impaired and could continue to impair their ability to fulfill their financial obligations to the Company. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The spread of COVID-19 has caused significant uncertainty, volatility and disruption in the U.S. and global economy and has disrupted banking and other financial activity in the areas in which the Company operates. Given the ongoing and dynamic nature COVID-19, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic. If the pandemic is prolonged, the adverse impact on the markets in which we operate and on our business, operations and financial condition could deepen.

Congress, the President, and the Federal Reserve have taken several actions designed to minimize the economic impact of COVID-19. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and healthcare providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had and are expected to continue to have a material impact on the Company’s operations. The CARES Act includes provisions that temporarily delay the required implementation date of Financial Accounting Standards Board (“FASB”) ASC Topic 326, Financial Instruments—Credit Losses, and suspend the requirements related to accounting for a troubled debt restructuring (“TDR”), for certain entities.

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

The Company’s interest income has decreased due to COVID-19. In accordance with regulatory guidelines, the Company is actively working with COVID-19-affected borrowers to defer their payments, interest, and fees. While interest and fees will continue to accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed, which would negatively impact interest income. At this time, the Company is unable to project the materiality of the impact, but believes that the economic impact of COVID-19 may affect its borrowers’ ability to repay in future periods.

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

Asset valuation

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Our annual assessment occurs during the third calendar quarter. In response to the effects of COVID-19, management determined there to be a triggering event in the third quarter of 2020 warranting a goodwill assessment. For the third quarter 2020 assessment, we performed a step one quantitative assessment to determine if the fair value of our single reporting unit was less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and no impairment was present based on management’s assessment. We will continue to monitor and assess the impacts of COVID-19 on the Company’s goodwill in the fourth quarter.

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

Lending operations and accommodations to borrowers

As a result of COVID-19, businesses in the Company’s markets have experienced significant operational disruptions. In accordance with regulatory guidelines to work with borrowers during this unprecedented environment, the Company provided certain modifications, including interest only or principal and interest deferments. As of October 30, 2020, total modified loans or loans with requests for modifications were $80.7 million and the Company anticipates minimal additional deferrals in the fourth quarter of 2020.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively assisting its customers with loan applications through the program. PPP loans have a two or five year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, the Company had originated 4,343 PPP loans representing $348.0 million to its customers. Loans funded through the PPP program are guaranteed by the SBA and loans that meet certain regulatory criteria are subject to forgiveness. In the event that the PPP loans are not fully guaranteed by the SBA, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings. We expect forgiveness of the PPP loans to begin in the fourth quarter of 2020 and continue into 2021.

Federal Reserve Paycheck Protection Program Liquidity Facility

On April 9, 2020, the Board of Governors of the Federal Reserve issued guidance for banks that wish to participate in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”). Under the PPPLF, the Federal Reserve Banks will extend funding, on a non-recourse basis, to banks participating in the PPP administered by the SBA, taking PPP loans originated under the PPP as collateral. The Company has also established additional borrowing capacity through the Federal Reserve Bank’s PPPLF, where it can pledge PPP loans to borrow an equal amount of funds. As of September 30, 2020, the Company had $283.9 million borrowings outstanding through this facility. This facility is available until the PPP loans are paid off/forgiven by the SBA or until the maturity of the PPP loan. In October 2020, we paid off all of the PPPLF advances but we can re-pledge the loans if needed.

Credit

The Company is working with customers directly affected by COVID-19 and is offering short-term assistance in accordance with regulatory guidelines. As a result of the economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their financial situation and the challenges they face, allowing it to respond proactively as needs and issues arise. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

New Accounting Standards Not Yet Adopted:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which along with several other subsequent codification updates related to accounting for credit losses, sets forth a “current expected credit loss” ("CECL") model requiring the Company to measure all expected credit losses for financial instruments recorded at amortized cost held at the reporting date. The estimate is to be based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The amendments were effective for the Company beginning January 1, 2020. The Company estimates that the initial adoption of this ASU will result in an increase of approximately $9.0 million in our allowance for loan losses, including transfers of non-accretable discount on purchased credit-impaired loans. The increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The adoption of this ASU requires that we establish an allowance for expected credit losses for certain debt securities and other financial assets which are not material. We do not plan to elect the federal banking agencies’ rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard. The Company elected to defer adoption of CECL until the earlier of the termination date of the current national emergency, declared by the President on March 31, 2020, under the National Emergencies Act in connection with the COVID-19 outbreak, or December 31, 2020.

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

In October 2020, FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. This ASU clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-08 is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is not permitted. Southern National is currently in the process of evaluating the impact of adopting the new guidance on its consolidated financial statements and disclosures.

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

A summary of the activity in the stock option plan during the nine months ended September 30, 2020 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	555,750	$10.02	4.3	$3,518
Forfeited	(11,700)	10.91
Exercised	(93,250)	7.60
Options outstanding, end of period	450,800	$10.50	4.0	$—

Exercisable at end of period	336,540	$9.63	3.4	$—

Stock-based compensation expense associated with stock options was $16 thousand and $12 thousand for the three months ended September 30, 2020 and 2019, respectively and $118 thousand and $55 thousand for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, unrecognized compensation expense associated with stock options was $12 thousand, which is expected to be recognized over a weighted average period of nine months.

A summary of the activity in the restricted stock plan during the nine months ended September 30, 2020 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term
Unvested restricted stock outstanding, beginning of period	86,500	$14.85	3.8
Granted	102,500	14.56
Vested	(91,800)	12.09
Unvested restricted stock outstanding, end of period	97,200	$14.20	4.1

Restricted stock compensation expense totaled $76 thousand and $73 thousand for the three months ended September 30, 2020 and 2019, respectively and $1.4 million and $297 thousand for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, unrecognized compensation expense associated with restricted stock was $1.2 million, which is expected to be recognized over a weighted average period of 4.1 years.

3.      INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
September 30, 2020
Residential government-sponsored mortgage-backed securities	$40,341	$1,723	$—	$42,064
Obligations of states and political subdivisions	22,332	917	(116)	23,133
Corporate securities	10,000	88	—	10,088
Trust preferred securities	2,530	176	(290)	2,416
Residential government-sponsored collateralized mortgage obligations	33,145	891	(1)	34,035
Government-sponsored agency securities	5,984	96	—	6,080
Agency commercial mortgage-backed securities	27,253	1,140	—	28,393
SBA pool securities	11,766	84	(163)	11,687
Total	$153,351	$5,115	$(570)	$157,896

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2019
Residential government-sponsored mortgage-backed securities	$48,540	$455	$(16)	$48,979
Obligations of states and political subdivisions	17,041	541	—	17,582
Corporate securities	2,004	8	—	2,012
Trust preferred securities	2,530	283	(245)	2,568
Residential government-sponsored collateralized mortgage obligations	36,511	217	(39)	36,689
Government-sponsored agency securities	14,823	47	(48)	14,822
Agency commercial mortgage-backed securities	27,557	192	(18)	27,731
SBA pool securities	14,622	11	(196)	14,437
Total	$163,628	$1,754	$(562)	$164,820

The amortized cost, gross unrecognized gains and losses, and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
September 30, 2020
Residential government-sponsored mortgage-backed securities	$29,831	$807	$(2)	$30,636
Obligations of states and political subdivisions	11,256	207	—	11,463
Trust preferred securities	1,784	—	(12)	1,772
Residential government-sponsored collateralized mortgage obligations	1,452	45	—	1,497
Government-sponsored agency securities	5,000	183	—	5,183
Total	$49,323	$1,242	$(14)	$50,551

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
December 31, 2019
Residential government-sponsored mortgage-backed securities	$22,925	$62	$(52)	$22,935
Obligations of states and political subdivisions	15,071	165	(1)	15,235
Trust preferred securities	1,938	99	(2)	2,035
Residential government-sponsored collateralized mortgage obligations	3,128	10	(9)	3,129
Government-sponsored agency securities	29,386	108	(162)	29,332
Total	$72,448	$444	$(226)	$72,666

During the three and nine months ended September 30, 2020, $14.3 million and $29.3 million, respectively, of available for sale investment securities were purchased. During the nine months ended September 30, 2020, $15.2 million of held to maturity investment securities were purchased. No held to maturity investment securities were purchased during the three months ended September 30, 2020. During the three and nine months ended September 30, 2019, $10.0 million and $35.1 million, respectively, of available for sale investment securities were purchased. Held to maturity investment securities of $10.2 million were purchased during the three and nine months ended September 30, 2019. No investment securities were sold during the three and nine months ended September 30, 2020 and 2019.

The fair value and carrying amount, if different, of debt investment securities as of September 30, 2020, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$2,559	$2,666	$3,410	$3,527
Due in five to ten years	16,095	16,616	2,685	2,738
Due after ten years	22,192	22,435	11,945	12,153
Residential government-sponsored mortgage-backed securities	40,341	42,064	29,831	30,636
Residential government-sponsored collateralized mortgage obligations	33,145	34,035	1,452	1,497
Agency commercial mortgage-backed securities	27,253	28,393	—	—
SBA pool securities	11,766	11,687	—	—
Total	$153,351	$157,896	$49,323	$50,551

Investment securities with a carrying amount of approximately $101.3 million and $120.5 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Southern National monitors its securities portfolio for indicators of other than temporary impairment. At September 30, 2020 and December 31, 2019, certain investment securities’ fair values were below cost. As outlined in the tables below, there were investment securities with fair values totaling approximately $17.7 million in the portfolio with the carrying value exceeding the estimated fair value that were considered temporarily impaired at September 30, 2020. Because the decline in fair value is attributable to changes in interest rates and market illiquidity, and not credit quality, and because we do not have the intent to sell these investment securities and it is likely that we will not be required to sell the investment securities before their anticipated recovery, management does not consider these investment securities to be other than temporarily impaired as of September 30, 2020.

The following tables present information regarding investment securities available for sale and held to maturity in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019 by duration of time in a loss position (in thousands):

September 30, 2020	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Obligations of states and political subdivisions	$6,076	$(116)	$—	$—	$6,076	$(116)
Trust preferred securities	—	—	750	(290)	750	(290)
Residential government-sponsored collateralized mortgage obligations	310	(1)	—	—	310	(1)
SBA pool securities	—	—	8,357	(163)	8,357	(163)
Total	$6,386	$(117)	$9,107	$(453)	$15,493	$(570)

September 30, 2020	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$336	$(1)	$146	$(1)	$482	$(2)
Trust preferred securities	1,743	(10)	29	(2)	1,772	(12)
Total	$2,079	$(11)	$175	$(3)	$2,254	$(14)

December 31, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$2,686	$(7)	$1,758	$(9)	$4,444	$(16)
Trust preferred securities	—	—	795	(245)	795	(245)
Residential government-sponsored collateralized mortgage obligations	4,253	(25)	3,133	(14)	7,386	(39)
Government-sponsored agency securities	4,924	(48)	—	—	4,924	(48)
Agency commercial mortgage-backed securities	2,833	(6)	3,126	(12)	5,959	(18)
SBA pool securities	1,148	(2)	9,420	(194)	10,568	(196)
Total	$15,844	$(88)	$18,232	$(474)	$34,076	$(562)

December 31, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$14,978	$(41)	$1,402	$(11)	$16,380	$(52)
Obligations of states and political subdivisions	2,011	(1)	—	—	2,011	(1)
Trust preferred securities	—	—	53	(2)	53	(2)
Residential government-sponsored collateralized mortgage obligations	1,162	(3)	571	(6)	1,733	(9)
Government-sponsored agency securities	—	—	20,833	(162)	20,833	(162)
Total	$18,151	$(45)	$22,859	$(181)	$41,010	$(226)

As of September 30, 2020, we owned pooled trust preferred investment securities as follows (in thousands):

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings When						Estimated	Deferrals to	Other
	Tranche	Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa1	AA	$1,874	$1,754	$1,743	17%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	WD	31	30	29	48%	4
						$1,905	$1,784	$1,772		$223

Available for Sale										Cumulative OTTI
Other Than										Related to
Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	WD	$1,500	$1,040	$750	32%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,666	15%	660
						$3,650	$2,530	$2,416		$1,060

Total						$5,555	$4,314	$4,188
(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion.
(2)	Pre-tax.

Each of these investment securities has been evaluated for other than temporary impairment. In performing a detailed cash flow analysis of each investment security, Sonabank works with independent third parties to estimate expected cash flows and assist with the evaluation of other than temporary impairment. There have been no changes to our cash flow analyses and assumptions as of September 30, 2020.

There were no other than temporary impairment charges related to credit losses or sales of these securities during the three and nine months ended September 30, 2020 and 2019.

Changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2020 and 2019 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains on	Held to Maturity
For the three months ended September 30, 2020	Available for Sale	Securities	Total
Beginning balance	$3,573	$(154)	$3,419
Current period other comprehensive income	19	2	21
Ending balance	$3,592	$(152)	$3,440

	Unrealized Holding
	Gains on	Held to Maturity
For the three months ended September 30, 2019	Available for Sale	Securities	Total
Beginning balance	$684	$(165)	$519
Current period other comprehensive income	585	2	587
Ending balance	$1,269	$(163)	$1,106

	Unrealized Holding
	Gains on	Held to Maturity
For the nine months ended September 30, 2020	Available for Sale	Securities	Total
Beginning balance	$943	$(160)	$783
Current period other comprehensive income	2,649	8	2,657
Ending balance	$3,592	$(152)	$3,440

	Unrealized Holding
	Gains (Losses) on	Held to Maturity
For the nine months ended September 30, 2019	Available for Sale	Securities	Total
Beginning balance	$(2,419)	$(170)	$(2,589)
Current period other comprehensive income	3,688	7	3,695
Ending balance	$1,269	$(163)	$1,106

4.      LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Loans secured by real estate:
Commercial real estate - owner occupied	$416,717	$414,479
Commercial real estate - non-owner occupied	605,053	559,195
Secured by farmland	16,608	17,622
Construction and land loans	120,066	150,750
Residential 1-4 family (1)	581,237	604,777
Multi- family residential	107,672	82,055
Home equity lines of credit (1)	97,727	109,006
Total real estate loans	1,945,080	1,937,884

Commercial loans	216,711	221,447
Paycheck Protection Program Loans	348,022	—
Consumer loans	23,078	26,304
Subtotal	2,532,891	2,185,635
Plus (less) deferred costs (fees) on loans	(9,182)	412
Total loans	$2,523,709	$2,186,047
(1)	Included $13.5 million of loans as of December 31, 2019, acquired in the Greater Atlantic Bank (“GAB”) transaction covered under an FDIC loss-share agreement. The loss-share agreement covering single family loans expired on December 31, 2019.

Accounting policy related to the allowance for loan losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the Company’s consolidated financial results.

Accretable discount on the acquired loans totaled $8.5 million and $11.2 million at September 30, 2020 and December 31, 2019, respectively. Accretion associated with the acquired loans held for investment of $1.1 million and $901 thousand was recognized during the three months ended September 30, 2020 and 2019, respectively, and $3.6 million and $2.7 million was recognized during the nine months ended September 30, 2020 and 2019, respectively.

Impaired loans for the portfolio were as follows (in thousands):

	Total Loans
		Unpaid
	Recorded	Principal	Related
September 30, 2020	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$10,192	$11,632	$—
Commercial real estate - non-owner occupied (2)	7,009	7,103	—
Construction and land development	1,749	1,818	—
Commercial loans	5,006	6,264	—
Paycheck Protection Program Loans	—	—	—
Residential 1-4 family (3)	5,929	6,958	—
Other consumer loans	18	18	—
Total	$29,903	$33,793	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	—	—	—
Construction and land development	—	—	—
Commercial loans	2,292	2,304	1,080
Paycheck Protection Program Loans	—	—	—
Residential 1-4 family (3)	—	—	—
Other consumer loans	—	—	—
Total	$2,292	$2,304	$1,080
Grand total	$32,195	$36,097	$1,080

	Total Loans
		Unpaid
	Recorded	Principal	Related
December 31, 2019	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$6,890	$8,530	$—
Commercial real estate - non-owner occupied (2)	3,120	3,363	—
Construction and land development	345	747	—
Commercial loans	5,049	8,490	—
Residential 1-4 family (3)	1,021	2,719	—
Other consumer loans	—	—	—
Total	$16,425	$23,849	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	176	281	1
Construction and land development	—	—	—
Commercial loans	2,498	2,533	957
Residential 1-4 family (3)	2,841	3,243	92
Other consumer loans	39	39	1
Total	$5,554	$6,096	$1,051
Grand total	$21,979	$29,945	$1,051
(1)	Recorded investment is after cumulative prior charge offs of $1.8 million and $1.5 million as of September 30, 2020 and December 31, 2019, respectively. These loans also have aggregate SBA guarantees of $0.2 million and $4.4 million as of September 30, 2020 and December 31, 2019, respectively.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income (loss) recognized for impaired loans recognized by class of loans for the three months ended September 30, 2020 and 2019 (in thousands):

	Total Loans
	Average	Interest
	Recorded	Income
Three Months Ended September 30, 2020	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$11,441	$109
Commercial real estate - non-owner occupied (1)	7,011	16
Construction and land development	1,754	42
Commercial loans	7,303	30
Paycheck Protection Program Loans	—	—
Residential 1-4 family (2)	6,554	55
Other consumer loans	19	—
Total	$34,082	$252
With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	2,394	—
Paycheck Protection Program Loans	—	—
Residential 1-4 family (2)	—	—
Other consumer loans	—	—
Total	$2,394	$—
Grand total	$36,476	$252

	Total Loans
	Average	Interest
	Recorded	Income (loss)
Three Months Ended September 30, 2019	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$4,562	$69
Commercial real estate - non-owner occupied (1)	4,718	69
Construction and land development	379	15
Commercial loans	5,552	54
Residential 1-4 family (2)	1,645	41
Other consumer loans	—	—
Total	$16,856	$248
With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	2,760	48
Residential 1-4 family (2)	345	(13)
Other consumer loans	—	—
Total	$3,105	$35
Grand total	$19,961	$283

________________________________________

(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income recognized for impaired loans recognized by class of loans for the nine months ended September 30, 2020 and 2019 (in thousands):

	Total Loans
	Average	Interest
	Recorded	Income
Nine Months Ended September 30, 2020	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$11,757	$345
Commercial real estate - non-owner occupied (1)	7,111	113
Construction and land development	1,826	46
Commercial loans	6,406	126
Paycheck Protection Program Loans	—	—
Residential 1-4 family (2)	6,983	115
Other consumer loans	19	—
Total	$34,102	$745
With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	2,456	1
Paycheck Protection Program Loans	—	—
Residential 1-4 family (2)	—
Other consumer loans	—	—
Total	$2,456	$1
Grand total	$36,558	$746

	Total Loans
	Average	Interest
	Recorded	Income
Nine Months Ended September 30, 2019	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$4,612	$227
Commercial real estate - non-owner occupied (1)	4,774	206
Construction and land development	396	43
Commercial loans	5,604	163
Residential 1-4 family (2)	1,665	148
Other consumer loans	—	—
Total	$17,051	$787
With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	2,799	147
Residential 1-4 family (2)	345	25
Other consumer loans	—	—
Total	$3,144	$172
Grand total	$20,195	$959

________________________________________

(1) Includes loans secured by farmland and multi-family residential loans.

(2) Includes home equity lines of credit.

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2020 and December 31, 2019 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Nonaccrual	Loans Not	Total
September 30, 2020	Past Due	Past Due	or More	Past Due	Loans (3)	Past Due	Loans (4)
Total loans:
Commercial real estate - owner occupied	$370	$—	$—	$370	$2,788	$413,559	$416,717
Commercial real estate - non-owner occupied (1)	443	—	—	443	1,537	727,353	729,333
Construction and land development	40	—	—	40	1,690	118,336	120,066
Commercial loans	73	3	—	76	5,416	211,219	216,711
Paycheck Protection Program Loans	—	—	—	—	—	348,022	348,022
Residential 1-4 family (2)	1,211	372	—	1,583	3,839	673,542	678,964
Other consumer loans	108	1	—	109	—	22,969	23,078
Total	$2,245	$376	$—	$2,621	$15,270	$2,515,000	$2,532,891

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Nonaccrual	Loans Not	Total
December 31, 2019	Past Due	Past Due	or More	Past Due	Loans (3)	Past Due	Loans
Total loans:
Commercial real estate - owner occupied	$813	$—	$—	$813	$—	$413,666	$414,479
Commercial real estate - non-owner occupied (1)	936	—	—	936	—	657,936	658,872
Construction and land development	746	275	—	1,021	—	149,729	150,750
Commercial loans	234	62	—	296	6,337	214,814	221,447
Residential 1-4 family (2)	4,060	—	—	4,060	2,524	707,199	713,783
Other consumer loans	107	—	—	107	39	26,158	26,304
Total	$6,896	$337	$—	$7,233	$8,900	$2,169,502	$2,185,635
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Nonaccrual loans include SBA guaranteed amounts totaling $4.1 million at September 30, 2020 and December 31, 2019.
(4)	Includes $80.7 million of loans that were subject to deferrals at October 30, 2020.

Activity in the allowance for loan and lease losses by class of loan for the three months ended September 30, 2020 and 2019 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Three Months Ended September 30, 2020	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,558	$8,378	$717	$5,490	$3,854	$903	$727	$23,627
Provision (recovery)	1,480	330	7	909	(589)	(59)	(78)	2,000
Charge offs	—	—	—	(12)	(47)	(27)	—	(86)
Recoveries	—	4	—	—	225	9	—	238
Ending balance	$5,038	$8,712	$724	$6,387	$3,443	$826	$649	$25,779

Three Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$833	$1,890	$802	$5,834	$1,127	$273	$854	$11,613
Provision (recovery)	(113)	(281)	16	133	347	11	37	150
Charge offs	—	(1)	—	(266)	(315)	(65)	—	(647)
Recoveries	(1)	4	—	65	8	9	—	85
Ending balance	$719	$1,612	$818	$5,766	$1,167	$228	$891	$11,201

Activity in the allowance for loan and lease losses by class of loan for the nine months ended September 30, 2020 and 2019 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer
Nine Months Ended September 30, 2020	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$810	$1,720	$683	$5,418	$1,266	$190	$174	$10,261
Provision for non-purchased loans	4,223	6,983	41	1,574	2,208	701	475	16,205
Provision for purchase credit impaired loans	—	—	—	144	—	—	—	144
Provision	4,223	6,983	41	1,718	2,208	701	475	16,349
Charge offs	—	—	—	(834)	(292)	(92)	—	(1,218)
Recoveries	5	9	—	85	261	27	—	387
Ending balance	$5,038	$8,712	$724	$6,387	$3,443	$826	$649	$25,779

Nine Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$802	$1,669	$821	$7,097	$1,106	$224	$564	$12,283
Provision (recovery)	497	399	(3)	(1,235)	166	199	327	350
Charge offs	(782)	(463)	—	(433)	(405)	(221)	—	(2,304)
Recoveries	202	7	—	337	300	26	—	872
Ending balance	$719	$1,612	$818	$5,766	$1,167	$228	$891	$11,201
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

No allowance for credit losses has been recognized for PPP loans as these loans are fully guaranteed by the SBA.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2020 and the balance in the allowance for loan losses and the recorded investment in non-covered loans by portfolio segment and based on the impairment method as of December 31, 2019 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction		Paycheck		Other
	Owner	Non-owner	and Land	Commercial	Protection	1-4 Family	Consumer
September 30, 2020	Occupied	Occupied (1)	Development	Loans	Program	Residential (2)	Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$1,080	$—	$—	$—	$—	$1,080
Collectively evaluated for impairment	5,038	8,712	724	5,307	—	3,443	826	649	24,699
Total ending allowance	$5,038	$8,712	$724	$6,387	$—	$3,443	$826	$649	$25,779

Loans:
Individually evaluated for impairment	$10,192	$7,009	$1,749	$7,298	$—	$5,929	$18	$—	$32,195
Collectively evaluated for impairment	406,525	722,324	118,317	209,413	348,022	673,035	23,060	—	2,500,696
Total ending loan balances	$416,717	$729,333	$120,066	$216,711	$348,022	$678,964	$23,078	$—	$2,532,891

December 31, 2019
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$957	$—	$85	$—	$—	$1,042
Collectively evaluated for impairment	810	1,720	683	4,461	—	1,181	190	174	9,219
Total ending allowance	$810	$1,720	$683	$5,418	$—	$1,266	$190	$174	$10,261

Loans:
Individually evaluated for impairment	$6,890	$3,120	$345	$7,544	$—	$1,443	$—	$—	$19,342
Collectively evaluated for impairment	407,589	655,752	150,405	213,903	—	712,340	26,304	—	2,166,293
Total ending loan balances	$414,479	$658,872	$150,750	$221,447	$—	$713,783	$26,304	$—	$2,185,635
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

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

There were eight TDRs in the amount of $1.6 million as of September 30, 2020 primarily due to the economic impact of COVID-19. There have been no defaults of TDRs modified during the past twelve months.

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

Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Southern National had no loans classified Doubtful at September 30, 2020 or December 31, 2019.

As of September 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Total Loans
	Special
September 30, 2020	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$7,665	$6,962	$402,090	$416,717
Commercial real estate - non-owner occupied (1)	3,470	4,651	721,212	729,333
Construction and land development	—	1,690	118,376	120,066
Commercial loans	2,338	4,182	210,191	216,711
Paycheck Protection Program Loans	—	—	348,022	348,022
Residential 1-4 family (2)	580	1,818	676,566	678,964
Other consumer loans	115	—	22,963	23,078
Total	$14,168	$19,303	$2,499,420	$2,532,891

	Total Loans
	Special
December 31, 2019	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$3,821	$3,975	$406,683	$414,479
Commercial real estate - non-owner occupied (1)	4,193	176	654,503	658,872
Construction and land development	—	690	150,060	150,750
Commercial loans	3,432	4,462	213,553	221,447
Residential 1-4 family (2)	666	1,194	711,923	713,783
Other consumer loans	122	—	26,182	26,304
Total	$12,234	$10,497	$2,162,904	$2,185,635
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Includes SBA guarantees of $0.2 million and $4.1 million as of September 30, 2020 and December 31, 2019, respectively.

The amount of foreclosed residential real estate property held at September 30, 2020 and December 31, 2019 was $1.3 million and $1.4 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $1.7 million and $1.9 million at September 30, 2020 and December 31, 2019, respectively.

5.      LEASES

The Company leases certain premises and equipment under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At September 30, 2020 and December 31, 2019, the Company had operating lease liabilities totaling $7.8 million and $8.5 million, respectively, and right-of-use assets totaling $7.0 million and $8.0 million, respectively, related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the three months ended September 30, 2020 and 2019, our net operating lease cost was $609 thousand and $625 thousand, respectively, and for the nine months ended September 30, 2020 and 2019, our net operating lease cost was $2.3 million and $1.9 million, respectively, and were reflected in occupancy expenses on our income statements.

The following table presents supplemental cash flow and other information related to our operating leases:

	For the Nine Months Ended
(in thousands except for percent and period data)	September 30, 2020	September 30, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,724	$3,682

Other information:
Weighted-average remaining lease term - operating leases, in years	5.3	5.9
Weighted-average discount rate - operating leases	2.6%	2.8%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	September 30, 2020
Lease payments due:
Less than one year	$2,125
One to three years	3,456
Three to five years	1,411
More than five years	1,449
Total lease payments	8,441
Less: imputed interest	(641)
Lease liabilities	$7,800

As of September 30, 2020, the Company did not have any operating leases that have not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

6.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with off-balance sheet risk

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $13.7 million and $17.7 million as of September 30, 2020 and December 31, 2019, respectively.

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

At September 30, 2020 and December 31, 2019, we had unfunded lines of credit and undisbursed construction loan funds totaling $348.5 million and $324.8 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

7.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2020
Basic EPS	$9,588	24,270	$0.40
Effect of dilutive stock options and unvested restricted stock	—	105	(0.01)
Diluted EPS	$9,588	24,375	$0.39

For the three months ended September 30, 2019
Basic EPS	$8,864	24,072	$0.37
Effect of dilutive stock options and unvested restricted stock	—	302	(0.01)
Diluted EPS	$8,864	24,374	$0.36

For the nine months ended September 30, 2020
Basic EPS	$14,324	24,229	$0.59
Effect of dilutive stock options and unvested restricted stock	—	121	—
Diluted EPS	$14,324	24,350	$0.59

For the nine months ended September 30, 2019
Basic EPS	$24,203	24,036	$1.01
Effect of dilutive stock options and unvested restricted stock	—	299	(0.02)
Diluted EPS	$24,203	24,335	$0.99

The Company did not have any anti-dilutive options as of September 30, 2020 and 2019.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$42,064	$—	$42,064	$—
Obligations of states and political subdivisions	23,133	—	23,133	—
Corporate securities	10,088	—	9,088	1,000
Trust preferred securities	2,416	—	2,416	—
Residential government-sponsored collateralized mortgage obligations	34,035	—	34,035	—
Government-sponsored agency securities	6,080	—	6,080	—
Agency commercial mortgage-backed securities	28,393	—	28,393	—
SBA pool securities	11,687	—	11,687	—
Total	$157,896	$—	$156,896	$1,000

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$48,979	$—	$48,979	$—
Obligations of states and political subdivisions	17,582	—	17,582	—
Corporate securities	2,012	—	1,012	1,000
Trust preferred securities	2,568	—	2,568	—
Residential government-sponsored collateralized mortgage obligations	36,689	—	36,689	—
Government-sponsored agency securities	14,822	—	14,822	—
Agency commercial mortgage-backed securities	27,731	—	27,731	—
SBA pool securities	14,437	—	14,437	—
Total	$164,820	$—	$163,820	$1,000

No corporate securities that are classified as Level 3 above were purchased or sold during 2020 or 2019. These corporate securities did not have a material impact on the income statement for the three and nine months ended September 30, 2020 and 2019.

Assets and Liabilities Measured on a Non-recurring Basis:

Impaired Loans

Generally, we measure the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral is determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value is net of costs to sell. Estimated selling costs range from 5% to 10% of collateral valuation at September 30, 2020 and December 31, 2019. Fair value is classified as Level 3 in the fair value hierarchy. Loans identified as impaired totaled $32.2 million (including SBA guarantees of $0.2 million) as of September 30, 2020, with $1.1 million allocation made to the allowance for loan losses compared to a carrying amount of $22.0 million (including SBA guarantees of $4.4 million) with $1.1 million allocation made to the allowance for loan losses at December 31, 2019.

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5% to 10% of collateral valuation at September 30, 2020 and December 31, 2019. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At September 30, 2020 and December 31, 2019, the total amount of OREO was $5.4 million and $6.2 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$10,192	$—	$—	$10,192
Commercial real estate - non-owner occupied (1)	7,009	—	—	7,009
Construction and land development	1,749	—	—	1,749
Commercial loans	7,298	—	—	7,298
Residential 1-4 family (2)	5,929	—	—	5,929
Consumer	18	—	—	18
Other real estate owned:
Commercial real estate - non-owner occupied (1)	1,678	—	—	1,678
Construction and land development	2,427	—	—	2,427
Residential 1-4 family (2)	1,283	—	—	1,283

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$6,890	$—	$—	$6,890
Commercial real estate - non-owner occupied (1)	3,296	—	—	3,296
Construction and land development	345	—	—	345
Commercial loans	7,547	—	—	7,547
Residential 1-4 family (2)	3,862	—	—	3,862
Consumer	39	—	—	39
Other real estate owned:
Commercial real estate - non-owner occupied (1)	1,984	—	—	1,984
Construction and land development	2,874	—	—	2,874
Residential 1-4 family (2)	1,366	—	—	1,366
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		September 30, 2020		December 31, 2019
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$149,272	$149,272	$31,928	$31,928
Securities available for sale	Level 2 & Level 3	157,896	157,896	164,820	164,820
Securities held to maturity	Level 2	49,323	50,551	72,448	72,666
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	16,927	16,927	17,832	17,832
Equity investment in mortgage affiliate	Level 3	13,238	13,238	5,020	5,020
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	3,305	3,305
Net loans	Level 3	2,497,930	2,536,849	2,175,786	2,180,487
Accrued interest receivable	Level 2 & Level 3	21,076	21,076	8,210	8,210
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$940,134	$940,134	$730,325	$730,325
Money market and savings accounts	Level 2	714,655	714,655	611,353	611,353
Time deposits	Level 3	561,685	568,258	783,040	786,420
Securities sold under agreements to repurchase	Level 1	16,181	16,181	12,883	12,883
PPPLF borrowings	Level 1	283,906	283,906	—	—
FHLB short term advances	Level 1	100,000	100,000	121,640	121,640
Junior subordinated debt	Level 2	9,669	8,451	9,632	9,206
Senior subordinated notes	Level 2	105,709	110,610	47,051	48,156
Accrued interest payable	Level 1 & Level 3	3,077	3,077	4,907	4,907

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), accrued interest receivable and payable, demand deposits, savings accounts, money market accounts, short-term debt (FHLB short-term advances and securities sold under agreements to repurchase) and PPPLF borrowings.

The investment in common stock of our mortgage affiliate is accounted for using the equity method. Under the equity method, the carrying value of Southern National’s investment in STM was originally recorded at cost but is adjusted periodically to record Southern National’s proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM. The investment in preferred stock of our mortgage affiliate is considered to be a non-marketable equity security that does not have a readily determinable fair value. Non-marketable equity securities with no recurring market value data available are reviewed periodically and any observable market value change is adjusted through noninterest income. Southern National evaluates its investments in this non-marketable equity security for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of STM, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income. No impairment was recorded for the three and nine months ended September 30, 2020 and 2019.

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

9.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Other short-term borrowings can consist of FHLB of Atlanta overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at September 30, 2020 and December 31, 2019 was $16.2 million and $12.9 million, respectively.

10.     JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In connection with our merger with EVBS, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by EVBS. At September 30, 2020 and December 31, 2019, we had $9.7 million and $9.6 million, respectively, of Junior Subordinated Debt outstanding. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of September 30, 2020 and December 31, 2019, the interest rate was 3.20% and 4.85%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At September 30, 2020, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At September 30, 2020, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital.

Also in connection with our merger with EVBS, the Company assumed the Senior Subordinated Note Purchase Agreement previously entered into by EVBS on April 22, 2015 with certain institutional accredited investors pursuant to which EVBS sold $20.0 million (fair value adjustment of $1.1 million) in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 (the “EVBS Senior Subordinated Notes”) to the investors at a price equal to 100% of the aggregate principal amount of the EVBS Senior Subordinated Notes. At September 30, 2020, 80% of the EVBS Senior Subordinated Notes qualified as Tier 2 capital.

On August 25, 2020, Southern National completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030 (the “SNBV Subordinated Notes”). The SNBV Subordinated Notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month Term SOFR plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. At September 30, 2020, all of the SNBV Subordinated Notes qualified as Tier 2 capital.

At September 30, 2020, the remaining unamortized debt issuance costs related to the Subordinated Notes totaled $1.9 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of SNBV. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2019. Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be attained for any other period.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factor contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, factors that could contribute to those differences include, but are not limited to:

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

At September 30, 2020, Sonabank had forty-two full-service branches in Virginia and Maryland and through certain internet and mobile applications. Thirty-seven full-service retail branches are in Virginia, located in Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, South Riding, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg, and five full-service retail branches in Maryland, located in Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro. We have administrative offices in Warrenton and Glen Allen, Virginia, and in Georgetown, Washington, D.C.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income for the three months ended September 30, 2020 was $9.6 million, or $0.40 basic and $0.39 diluted earnings per share, compared to net income of $8.9 million, or $0.37 basic and $0.36 diluted earnings per share for the three months ended September 30, 2019.

Net income increased $0.7 million, or 8.2%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in net income was driven by a decline in cost of deposits and by an increase in equity gain from the Company’s mortgage affiliate driven by higher margins on closed loans and materially higher volumes from refinance activity as well as production from new hires and teams that were on-boarded in the last half of 2019. The increase was partially offset by higher provision for loan losses in 2020 as the Company made certain adjustments to its qualitative factors in response to the economic impact of COVID-19 that increased the provision by $2.0 million. The increase in net income was also offset by an increase in employee compensation and benefits expense due to increased staffing in the commercial lending and Panacea Financial divisions along with the modified incentive and bonus plans.

Nine-Month Comparison. Net income for the nine months ended September 30, 2020 was $14.3 million, or $0.59 basic and diluted earnings per share, compared to net income of $24.2 million, or $1.01 basic and $0.99 diluted earnings per share, for the nine months ended September 30, 2019.

The 40.8% decrease in the net income during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily driven by higher provision for loan losses in 2020 as the Company made certain adjustments to its qualitative factors in response to the economic impact of COVID-19 that increased the provision by $16.0 million. The decline in net income was also driven by a one-time charge of $4.4 million, net of taxes of salary and benefits expense related to the restructuring of executive management in the first half of 2020 and increased staffing in the commercial lending and Panacea Financial divisions along with the modified incentive and bonus plans in the third quarter of 2020. These decreases were partially offset by an increase in equity gain from the Company’s mortgage affiliate driven by higher margins on closed loans and materially higher volumes from refinance activity as well as production from new hires and teams that were on-boarded in the last half of 2019. The decline in net income was also offset by a decline in cost of deposits and an increase in recoveries related to acquired charged-off loans and investment securities in the current year.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $23.0 million for the three months ended September 30, 2020, compared to $21.0 million for the three months ended September 30, 2019. Southern National’s net interest margin for the three months ended September 30, 2020 was 3.18%, compared to 3.37% for the three months ended September 30, 2019. Net interest margin was impacted heavily by the origination of Paycheck Protection Program (PPP) loans in the third quarter of 2020. Excluding the effects of PPP loans, the Company’s net interest margin for the three months ended September 30, 2020 would have been 3.25%, compared to 3.37% for the three months ended September 30, 2019. Total income on interest-earning assets was $28.7 million and $30.5 million for the three months ended September 30, 2020 and 2019, respectively. The yield on average interest-earning assets decreased 92 basis points to 3.97% during the three months ended September 30, 2020, compared to the 4.89% yield on average interest-earning assets during the three months ended September 30, 2019, primarily driven by market conditions. The cost of average interest-bearing liabilities decreased 87 basis points to 1.00% during the three months ended September 30, 2020 compared to 1.87% cost on average interest-bearing liabilities during the three months ended September 30, 2019. Interest and fees on loans totaled $27.3 million and $28.3 million for the third quarters of 2020 and 2019, respectively. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $1.1 million to net interest income during the three months ended September 30, 2020, compared to $901 thousand during the three months ended September 30, 2019. The increase in accretion was due to increased acquired loan paydowns and payoffs. Average loans during the third quarter of 2020 were $2.5 billion, compared to $2.17 billion during the third quarter of 2019.

Total interest expense was $5.7 million and $9.5 million for the three months ended September 30, 2020 and 2019, respectively. Interest on deposits was $4.4 million and $8.0 million for the three months ended September 30, 2020 and 2019, respectively. Total average interest-bearing deposits for the first quarter of 2020 and 2019 were $1.72 billion and $1.83 billion, respectively. The yield on total average interest-bearing deposits was 1.01% and 1.73% for the quarter ended September 30, 2020 and 2019, respectively. Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, senior subordinated notes and Paycheck Protection Program Liquidity Facility (PPPLF) borrowings, was $1.4 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively. Total average borrowings were $547.2 million and $173.9 million for the three months ended September 30, 2020 and 2019, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	September 30, 2020			September 30, 2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,501,614	$27,266	4.34%	$2,165,717	$28,340	5.19%
Investment securities	213,039	1,129	2.11%	242,916	1,520	2.48%
Other earning assets	163,159	312	0.76%	65,707	614	3.71%
Total earning assets	2,877,812	28,707	3.97%	2,474,340	30,474	4.89%
Allowance for loan losses	(23,640)			(11,570)
Total non-earning assets	279,924			266,120
Total assets	$3,134,096			$2,728,890

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$451,583	$807	0.71%	$362,564	$783	0.86%
Money market accounts	504,887	800	0.63%	456,492	2,080	1.81%
Savings accounts	176,305	130	0.29%	144,266	115	0.32%
Time deposits	590,263	2,620	1.77%	867,533	5,023	2.30%
Total interest-bearing deposits	1,723,038	4,357	1.01%	1,830,855	8,001	1.73%
Borrowings	547,182	1,352	0.98%	173,867	1,458	3.33%
Total interest-bearing liabilities	2,270,220	5,709	1.00%	2,004,722	9,459	1.87%
Noninterest-bearing liabilities:
Demand deposits	452,500			334,435
Other liabilities	25,869			22,384
Total liabilities	2,748,589			2,361,541
Stockholders' equity	385,507			367,349
Total liabilities and stockholders' equity	$3,134,096			$2,728,890
Net interest income		$22,998			$21,015
Interest rate spread			2.97%			3.01%
Net interest margin			3.18%			3.37%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Nine-Month Comparison. Net interest income was $66.0 million for the nine months ended September 30, 2020, compared to $62.9 million for the nine months ended September 30, 2019, which was a result of lower costs of funds including deposits and borrowings in 2020. Southern National’s net interest margin for the nine months ended September 30, 2020 was 3.27%, compared to 3.40% for the nine months ended September 30, 2019. Net interest margin was impacted heavily by the origination of PPP loans in 2020. Total income on interest-earning assets was $85.9 million and $91.2 million for the nine months ended September 30, 2020 and 2019, respectively. The yield on average interest-earning assets was 4.26% and 4.93% for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily driven by market conditions. Interest and fees on loans totaled $81.1 million and $84.7 million for the nine months ended September 30, 2020 and 2019, respectively. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $3.6 million to net interest income during the nine months ended September 30, 2020, compared to $2.7 million during the nine months ended September 30, 2019. The increase in accretion was due to increased acquired loan paydowns and payoffs. Average loans during the nine months ended September 30, 2020 were $2.4 billion compared to $2.16 billion during the nine months ended September 30, 2019.

Total interest expense was $19.9 million and $28.2 million for the nine months ended September 30, 2020 and 2019, respectively. Interest on deposits was $16.0 million and $23.1 million for the nine months ended September 30, 2020 and 2019, respectively. Total average interest-bearing deposits for the nine months ended September 30, 2020 and 2019 were $1.75 billion and $1.81 billion, respectively. The yield on total average interest-bearing deposits was 1.22% and 1.71% for the nine months ended September 30, 2020 and 2019, respectively. Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, senior subordinated notes and PPPLF borrowings, was $3.9 million and $5.1 million for the nine months ended September 30, 2020 and 2019, respectively. Total average borrowings were $390.9 million and $203.5 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Nine Months Ended
	September 30, 2020			September 30, 2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,368,541	$81,051	4.57%	$2,160,863	$84,692	5.24%
Investment securities	222,285	3,737	2.25%	242,891	4,728	2.60%
Other earning assets	103,283	1,072	1.39%	70,543	1,750	3.32%
Total earning assets	2,694,109	85,860	4.26%	2,474,297	91,170	4.93%
Allowance for loan losses	(17,002)			(12,115)
Total non-earning assets	270,306			263,347
Total assets	$2,947,413			$2,725,529

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$412,083	$2,338	0.76%	$355,511	$2,198	0.83%
Money market accounts	487,791	3,204	0.88%	430,546	5,966	1.85%
Savings accounts	162,575	353	0.29%	145,964	345	0.32%
Time deposits	685,253	10,111	1.97%	880,610	14,608	2.22%
Total interest-bearing deposits	1,747,702	16,006	1.22%	1,812,631	23,117	1.71%
Borrowings	390,856	3,868	1.32%	203,469	5,122	3.37%
Total interest-bearing liabilities	2,138,558	19,874	1.24%	2,016,100	28,239	1.87%
Noninterest-bearing liabilities:
Demand deposits	401,616			328,790
Other liabilities	24,055			21,347
Total liabilities	2,564,229			2,366,237
Stockholders' equity	383,184			359,292
Total liabilities and stockholders' equity	$2,947,413			$2,725,529
Net interest income		$65,986			$62,931
Interest rate spread			3.02%			3.05%
Net interest margin			3.27%			3.40%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company elected to defer adoption of the CECL model until the earlier of the national emergency being lifted or December 31, 2020, as provided for by the CARES Act. During the three and nine months ended September 30, 2020, the Company made certain adjustments to its qualitative factors in response to the economic impact of COVID-19 that increased the provision for loan losses by $2.0 million and $16.0 million, respectively. For the three months ended September 30, 2020 and 2019, the provision for loan losses was $2.0 million and $150 thousand, respectively. The provision for loan losses for the nine months ended September 30, 2020 and 2019 was $16.3 million and $350 thousand, respectively. Net recoveries for the three months ended September 30, 2020 was $152 thousand and net charge offs for the nine months ended September 30, 2020 was $831 thousand, compared to net charge offs of $562 thousand and $1.4 million, respectively for the three and nine months ended September 30, 2019.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2020	2019	Change
Account maintenance and deposit service fees	$1,633	$1,837	$(204)
Income from bank-owned life insurance	394	392	2
Equity gain from mortgage affiliate	3,826	599	3,227
Recoveries related to acquired charged-off loans and investment securities	288	145	143
Other	130	1	129
Total noninterest income	$6,271	$2,974	$3,297

Noninterest income increased 111% to $6.3 million for the three months ended September 30, 2020 compared to $3.0 million for the three months ended September 30, 2019. The $3.3 million increase was primarily driven by a $3.2 million increase in equity gain from the Company’s mortgage affiliate and a $143 thousand increase in recoveries related to acquired charged-off loans and investment securities. Equity gain from the Company’s  mortgage affiliate increased to $3.8 million driven by higher margins on closed loans and materially higher volumes from refinance activity as well as production from new hires and teams that were on-boarded in the last half of 2019. These increases were partially offset by a decrease of $204 thousand in account maintenance and deposit service fees primarily in account service charges and non-sufficient funds fee.

The following table presents the major categories of noninterest income for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2020	2019	Change
Account maintenance and deposit service fees	$4,820	$5,312	$(492)
Income from bank-owned life insurance	1,165	1,300	(135)
Equity gain from mortgage affiliate	8,218	1,175	7,043
Recoveries related to acquired charged-off loans and investment securities	2,707	1,060	1,647
Other	574	380	194
Total noninterest income	$17,484	$9,227	$8,257

Noninterest income increased 89% to $17.5 million for the nine months ended September 30, 2020, compared to $9.2 million for the nine months ended September 30, 2019. The $8.3 million increase was primarily driven by a $7.0 million increase in equity gain from the Company’s mortgage affiliate and $1.6 million increase in recoveries related to acquired charged-off loans and investment securities. Equity gain from the Company’s mortgage affiliate increased $8.2 million driven by higher margins on closed loans and materially higher volumes from refinance activity as well as production from new hires and teams that were on-boarded in the last half of 2019. The increase was also attributable to a recovery related to a previously charged-off acquired loan of approximately $2.0 million during the second quarter of 2020. These increases were partially offset by a decrease of $492 thousand in account maintenance and deposit service fees primarily in account service charges and non-sufficient funds fee. Income from bank-owned life insurance decreased $135 thousand due to death benefits paid in the first quarter of 2019.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2020	2019	Change
Salaries and benefits	$7,817	$6,567	$1,250
Occupancy expenses	1,432	968	464
Furniture and equipment expenses	719	514	205
Amortization of core deposit intangible	341	352	(11)
Virginia franchise tax expense	615	563	52
Data processing expense	701	622	79
Telephone and communication expense	382	477	(95)
Net (gain) loss on other real estate owned	(16)	—	(16)
Professional fees	1,494	673	821
Other operating expenses	1,779	1,878	(99)
Total noninterest expenses	$15,264	$12,614	$2,650

Noninterest expenses were $15.3 million during the three months ended September 30, 2020, compared to $12.6 million during the three months ended September 30, 2019. The 21.0% increase in noninterest expenses was primarily due to a $1.3 million increase in employee compensation and benefits expense due to increased staffing in the commercial lending and Panacea Financial divisions along with the modified incentive and bonus plans. Increase in noninterest expenses during the three months ended September 30, 2020 was also attributable to a $821 thousand increase in professional fees driven by higher consulting and legal services which are wholly centered on improving systems integration and technology or fees associated with recruiting additional talent on the commercial banking or risk management division of the business.  Occupancy and furniture and equipment expenses increased $669 thousand during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The following table presents the major categories of noninterest expense for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2020	2019	Change
Salaries and benefits	$27,464	$19,523	$7,941
Occupancy expenses	4,776	4,572	204
Furniture and equipment expenses	1,977	1,962	15
Amortization of core deposit intangible	1,023	1,077	(54)
Virginia franchise tax expense	1,844	1,689	155
Data processing expense	2,364	1,704	660
Telephone and communication expense	1,119	1,258	(139)
Net (gain) loss on other real estate owned	55	(38)	93
Professional fees	3,560	2,576	984
Other operating expenses	5,004	8,473	(3,469)
Total noninterest expenses	$49,186	$42,796	$6,390

Noninterest expenses were $49.2 million during the nine months ended September 30, 2020, compared to $42.8 million during the nine months ended September 30, 2019. The 14.9% increase in noninterest expenses was primarily due to an increase in employee compensation and benefits expense, higher data processing expense and higher legal and professional fees, partially offset by lower other operating expenses. Employee compensation and benefits expense totaled $27.4 million and $19.5 million for the nine months ended September 30, 2020 and 2019, respectively. The increase was associated with a pre-tax management restructuring expense of $5.6 million in the first half of 2020 and increased staffing in the commercial lending and Panacea Financial divisions along with the modified incentive and bonus plans in the third quarter of 2020. The increase in noninterest expense during the nine months ended September 30, 2020 was also attributable to a $660 thousand increase in data processing expense and a $984 thousand increase in professional fees driven by higher consulting and legal services. The decrease in other operating expenses was driven by a pre-tax nonrecurring loss of $3.2 million with related legal expense of $502 thousand during the first quarter of 2019 that did not recur.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $3.15 billion as of September 30, 2020 and $2.72 billion as of December 31, 2019. Total loans increased 15.4%, from $2.19 billion at December 31, 2019 to $2.52 billion at September 30, 2020, with loan growth in 2020 primarily due to PPP loan originations. Excluding PPP loans, loans outstanding decreased $10.4 million, or 0.47%, since December 31, 2019. Total deposits were $2.22 billion at September 30, 2020, compared to $2.12 billion at December 31, 2019 and total equity was $389.0 million and $377.2 million at September 30, 2020 and December 31, 2019, respectively.

Loan Portfolio

Total loans were $2.52 billion and $2.19 billion at September 30, 2020 and December 31, 2019, respectively. Loan growth in 2020 was primarily due to PPP loan originations, which totaled $348.0 million at September 30, 2020. Excluding PPP loans, loans outstanding decreased $10.4 million, or 0.47%, since December 31, 2019.

As of September 30, 2020, the Company had hotel loans of $265.5 million, or 10.5% of total loans. For the year ended December 31, 2019, the portfolio of hotel loans had debt coverage of approximately 147% and weighted average loan to value of approximately 68%. Substantially all of the Company’s hotel loans are to national brands with approximately 93% of the portfolio being to limited service hotels, in non-leisure areas with historically lower operating costs. Hotel demand has been significantly reduced as a result of COVID-19. Expanded monitoring and analysis of loans in the hotel industry had been implemented to address the decline in hotel occupancy and related revenue as needed. However, hotels experienced steady increases in occupancy and room revenues in the third quarter of 2020.

The composition of our loan portfolio consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Loans secured by real estate:
Commercial real estate - owner occupied	$416,717	$414,479
Commercial real estate - non-owner occupied	605,053	559,195
Secured by farmland	16,608	17,622
Construction and land loans	120,066	150,750
Residential 1-4 family	581,237	604,777
Multi-family residential	107,672	82,055
Home equity lines of credit	97,727	109,006
Total real estate loans	1,945,080	1,937,884

Commercial loans	216,711	221,447
Paycheck Protection Program	348,022	—
Consumer loans	23,078	26,304
Subtotal	2,532,891	2,185,635
Plus deferred costs on loans	(9,182)	412
Total loans	$2,523,709	$2,186,047

As of September 30, 2020 and December 31, 2019, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Asset Quality

Asset quality remained solid during the third quarter of 2020. The outbreak of COVID-19 and resulting economic instability has had and will likely continue to have an impact on our asset quality, but it is currently unknown to what extent. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections. We defer COVID-impacted  loans to the next due date and track delinquency from that new date. During the third quarter of 2020, the Company saw a substantial amount of deferred loans return to traditional loan terms.

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

OREO at September 30, 2020 was $5.4 million, compared to $6.2 million at December 31, 2019. The decrease was primarily driven by sale of properties during the year and a write-down on OREO during the first quarter of 2020.

Loans acquired in the GAB transaction covered under an FDIC loss-share agreement expired on December 31, 2019 and therefore any references to “non-covered” loans do not apply to any periods after December 31, 2019. Nonaccrual loans were $11.2 million (excluding $4.1 million of loans fully covered by SBA guarantees) at September 30, 2020, compared to $4.8 million (non-covered and excluding $4.1 million of loans fully covered by SBA guarantees) at

December 31, 2019, an increase of 133.3%. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to total non-covered assets was 0.41% at December 31, 2019 and the ratio of nonperforming assets (excluding the SBA guaranteed loans) to total assets was 0.53% at September 30, 2020, an increase of 12 basis points.

Southern National’s allowance for loan losses as a percentage of total loans at September 30, 2020 was 1.04%, compared to 0.47% at December 31, 2019 (based on total non-covered loans).

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

The following table presents a comparison of nonperforming assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019 (1)
Nonaccrual loans	$15,270	$8,900
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	15,270	8,900
Other real estate owned	5,388	6,224
Total nonperforming assets	$20,658	$15,124

Troubled debt restructurings	$1,629	$697
SBA guaranteed amounts included in nonaccrual loans	$4,076	$4,129

Allowance for loan losses to nonperforming loans	168.82%	115.30%
Allowance for loan losses to total loans	1.04%	0.47%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.53%	0.41%
(1)	December 31, 2019 included non-covered loans and non-covered assets.

Not included in the table above are $436.6 million of loans that were subject to COVID-related deferrals at September 30, 2020. Some of these loans may become potential problem loans in 2021.

We identify potential problem loans based on loan portfolio credit quality. We define our potential problem loans as our non-covered classified/criticized loans less total non-covered nonperforming loans noted above. At September 30, 2020 and December 31, 2019, our potential problem loans totaled $4.0 million and $0.7 million, respectively.

Investment Securities

Investment securities, available for sale and held to maturity, totaled $207.2 million at September 30, 2020 down from $237.3 million at December 31, 2019.

Investment securities in our portfolio as of September 30, 2020 were as follows:

●	residential government-sponsored collateralized mortgage obligations in the amount of $35.5 million;
●	agency residential mortgage-backed securities in the amount of $71.9 million;
●	corporate bonds in the amount of $10.1 million;
●	commercial mortgage-backed securities in the amount of $28.4 million;
●	SBA loan pool securities in the amount of $11.7 million;
●	callable agency securities in the amount of $11.1 million;
●	trust preferred securities in the amount of $4.1 million; and

●	municipal bonds in the amount of $34.4 million (fair value of $34.6 million) with a taxable equivalent yield of 3.4% and ratings as of September 30, 2020 as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$12,169	AAA	$11,700
Aa1	6,607	AA+	6,733
Aa2	3,994	AA	6,890
Aa3	697	AA-	1,831
A1	2,334	A+	1,003
A2	1,003	A	830
Baa1	—	BBB+	—
NA	7,793	NA	5,610
Total	$34,597	Total	$34,597

During the three and nine months ended September 30, 2020, $14.3 million and $29.3 million, respectively, of available for sale investment securities were purchased. During the nine months ended September 30, 2020, $15.2 million of held to maturity investment securities were purchased. No held to maturity investment securities were purchased during the three months ended September 30, 2020. During the three and nine months ended September 30, 2019, $10.0 million and $35.1 million, respectively, of available for sale investment securities were purchased. Held to maturity investment securities of $10.2 million were purchased during the three and nine months ended September 30, 2019. No investment securities were sold during the three and nine months ended September 30, 2020 and 2019.

At September 30, 2020, we owned pooled trust preferred securities as follows (in thousands):

									% of	Previously
									Current	Recognized
									Defaults and	Cumulative
		Ratings						Estimated	Deferrals to	Other
	Tranche	When Purchased		Current Ratings		Par	Book	Fair	Total	Comprehensive
Security	Level	Moody's	Fitch	Moody's	Fitch	Value	Value	Value	Collateral	Loss (1)

						(in thousands)
Held to Maturity
ALESCO VII A1B	Senior	Aaa	AAA	Aa1	AA	$1,874	$1,754	$1,743	17%	$219
MMCF III B	Senior Sub	A3	A-	Ba1	WD	31	30	29	48%	4
						$1,905	$1,784	$1,772		$223

										Cumulative OTTI
Available for Sale										Related to
Other Than Temporarily Impaired:										Credit Loss (2)
TPREF FUNDING II	Mezzanine	A1	A-	Caa3	WD	$1,500	$1,040	$750	32%	$400
ALESCO V C1	Mezzanine	A2	A	Caa1	C	2,150	1,490	1,666	15%	660
						$3,650	$2,530	$2,416		$1,060

Total						$5,555	$4,314	$4,188
(1)	Pre-tax, and represents unrealized losses at date of transfer from available-for-sale to held-to-maturity, net of accretion.
(2)	Pre-tax.

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

We recognized no other than temporary impairment charges during the three and nine months ended September 30, 2020 and 2019, respectively.

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

During the nine months ended September 30, 2020, we funded our financial obligations with deposits and borrowings from the FHLB of Atlanta. At September 30, 2020, we had $348.5 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in less than one year was $434.3 million as of September 30, 2020. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

The Company has also established additional borrowing capacity through the Federal Reserve Bank’s PPPLF, where it can pledge PPP loans to borrow an equal amount of funds. As of September 30, 2020, the Company had $283.9 million borrowings outstanding through this facility. This facility is available until the PPP loans are paid off/forgiven by the SBA or until the maturity of the PPP loan. In October 2020, we paid off all of the PPPLF advances but we can re-pledge the loans if needed.

On August 25, 2020, Southern National completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030 (the “SNBV Subordinated Notes”). The SNBV Subordinated Notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month Term SOFR plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero.

Capital Resources

The following table provides a comparison of the leverage and risk-weighted capital ratios of Sonabank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital		Actual Ratio at
	Adequacy	To Be Categorized	September 30,	December 31,
	Purposes	as Well Capitalized (1)	2020	2019
Sonabank
Common equity tier 1 capital ratio	4.50%	6.50%	15.05%	14.81%
Tier 1 risk-based capital ratio	6.00%	8.00%	15.05%	14.81%
Total risk-based capital ratio	8.00%	10.00%	16.23%	15.29%
Leverage ratio	4.00%	5.00%	12.26%	12.07%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of September 30, 2020 and as of December 31, 2019. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 100 basis point decrease in interest rates at September 30, 2020 and December 31, 2019.

	Sensitivity of Economic Value of Equity
	As of September 30, 2020
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$343,805	$(809)	(0.23)%	10.90%	88.39%
Up 300	348,284	3,670	1.06%	11.04%	89.54%
Up 200	350,895	6,281	1.82%	11.12%	90.21%
Up 100	353,269	8,655	2.51%	11.20%	90.82%
Base	344,614	—	—%	10.92%	88.59%
Down 100	306,296	(38,318)	(11.12)%	9.71%	78.74%

	Sensitivity of Economic Value of Equity
	As of December 31, 2019
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$323,871	$(45,102)	(12.22)%	11.90%	85.85%
Up 300	336,822	(32,151)	(8.71)%	12.37%	89.29%
Up 200	349,192	(19,781)	(5.36)%	12.83%	92.56%
Up 100	363,935	(5,038)	(1.37)%	13.37%	96.47%
Base	368,973	—	0.00%	13.55%	97.81%
Down 100	353,371	(15,602)	(4.23)%	12.98%	93.67%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2020 and December 31, 2019 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our Asset/Liability Risk Management Policy guidelines at September 30, 2020 and December 31, 2019.

	Sensitivity of Net Interest Income
	As of September 30, 2020
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base

	(dollar amounts in thousands)
Up 400	$88,693	$(4,462)	3.36%	(0.17)%
Up 300	89,907	(3,248)	3.41%	(0.12)%
Up 200	90,938	(2,217)	3.44%	(0.08)%
Up 100	92,281	(874)	3.50%	(0.03)%
Base	93,155	—	3.53%	—%
Down 100	92,980	(175)	3.52%	(0.01)%

	Sensitivity of Net Interest Income
	As of December 31, 2019
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base

	(dollar amounts in thousands)
Up 400	$74,096	$(8,158)	3.00%	(0.33)%
Up 300	76,355	(5,899)	3.09%	(0.24)%
Up 200	78,458	(3,796)	3.18%	(0.15)%
Up 100	80,649	(1,605)	3.27%	(0.07)%
Base	82,254	—	3.33%	—%
Down 100	81,273	(981)	3.29%	(0.04)%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Southern National and Sonabank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Southern National or Sonabank as of September 30, 2020.

ITEM 1A – RISK FACTORS

The Company disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2019 and in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results. The following risk factors have been included in this Quarterly Report on Form 10-Q in response to the global market disruptions that have resulted from the COVID-19 pandemic.

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

A significant amount of the loan growth we experienced during the second and third quarter was a direct result of PPP loans; this loan growth is likely to end in the near-term. Furthermore, since the inception of the PPP, a number of banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. We are exposed to similar litigation regarding our procedures used to process applications for the PPP and related matters. If any such litigation is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or negative media attention could have a material adverse impact on our business, financial condition and results of operations. The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators and Congressional committees. State Attorney Generals and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and they may take more aggressive actions against us for alleged violations of the provisions governing our participation in the PPP.  Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition.

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Southern National’s Current Report on Form 8-K filed on October 22, 2020)

4.1

Subordinated Indenture, dated as of August 25, 2020, between Southern National Bancorp of Virginia, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.1 to Southern National’s Current Report on Form 8-K filed on August 25, 2020)

4.2

First Supplemental Indenture, dated as of August 25, 2020, between Southern National Bancorp of Virginia, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.2 to Southern National’s Current Report on Form 8-K filed on August 25, 2020)

4.3	Form of 5.40% Fixed-to-Floating Rate Subordinated Notes due 2030 (included in Exhibit 4.2)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Southern National Bancorp of Virginia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Southern National Bancorp of Virginia, Inc.
(Registrant)

November 9, 2020	/s/ Dennis J. Zember
(Date)	Dennis J. Zember,
Chief Executive Officer
(President and Executive Officer)

November 9, 2020	/s/ Jeffrey L. Karafa
(Date)	Jeffrey L. Karafa,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)