Form 10-K
period 2020-12-31
Southern National Bancorp of Virginia Inc
filed 2021-03-16
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Non-accelerated filer ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☒ Yes            ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐               No ⌧

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $230.8 million based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of March 5, 2021 was 24,438,545.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in conjunction with the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	the impact of COVID-19 on our business, including the impact of the actions taken by governmental authorities to contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (“CARES” Act)), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities, obligations of states and political subdivisions and pooled trust preferred securities;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of the financial impact of COVID-19;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	failure to prevent a breach to our Internet-based system and online commerce security, including as a result of increased remote working by our employees;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;

●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act of 2017 and the CARES Act;
●	uncertainty related to the transition away from or new methods of calculating the London Inter-bank Offered Rate (“LIBOR”);
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder, including the impact of the adoption of the current expected credit losses (“CECL”) methodology;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

PART I

Item 1. Business

Overview

Southern National Bancorp of Virginia, Inc. (“Southern National”, “SNBV”, “we” or “our”) is the bank holding company for Sonabank (“Sonabank” or the “Bank”), a Virginia state-chartered bank. Sonabank provides a range of financial services to individuals and small and medium sized businesses. As of December 31, 2020, Southern National had $2.44 billion in total loans, $3.09 billion in total assets, $2.43 billion in total deposits and $390.6 million in total stockholders’ equity. At December 31, 2020, Sonabank had forty-two full-service branches in Virginia and Maryland and also provides services to customers through certain internet and mobile applications. Thirty-seven full-service retail branches are in Virginia (Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, South Riding, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg) and five full-service retail branches are in Maryland (Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro). We have administrative offices in Warrenton and Glen Allen, Virginia. Our South Riding branch will be closing effective April 15, 2021.

As part of the Company’s rebranding initiatives, on January 28, 2021, Southern National announced that it is changing its name to Primis Financial Corp. and the Bank is changing its name to Primis Bank effective March 31, 2021.

While we offer a wide range of commercial banking services, we focus on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes, including 1-4 family residential loans. We are a leading Small Business Administration (“SBA”) lender among Virginia community banks. We also invest in real estate-related securities, including collateralized mortgage obligations and agency mortgage backed securities. Our principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. We offer a broad range of deposit products, including checking, NOW, savings, and money market accounts and certificates of deposit. We actively pursue business relationships by utilizing the business contacts of our senior management, other bank officers and our directors, thereby capitalizing on our knowledge of our local market areas.

The Bank owns 48.9% of Southern Trust Mortgage, LLC (“STM”), a regional mortgage banking company headquartered in Virginia Beach, Virginia. As of December 31, 2020, our equity investment in STM totaled $12.7 million and our preferred stock investment in STM totaled $3.3 million. STM has mortgage banking originators in Delaware, Virginia, Maryland, North Carolina and South Carolina. STM only originates retail mortgages.

On August 25, 2020, Southern National completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030 (the “SNBV Subordinated Notes”). The SNBV Subordinated Notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark Rate, which is expected to be three-month Term SOFR, plus 531 basis points for each quarterly interest period during the floating rate period and payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark Rate is less than zero, the Benchmark Rate shall be deemed to be zero.

On November 1, 2020, the Company launched the Panacea Financial division, which will focus on national lending, deposit gathering, wealth, and insurance needs with unique products and services for the medical community.

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

●	Utilize the Strength of our Management Team. The experience and market knowledge of our management team is one of our greatest strengths and competitive advantages. The Company’s board of directors appointed Mr. Dennis J. Zember, Jr. as the new president and chief executive officer, effective February 19, 2020. Mr. Zember, currently our chief executive officer, has more than 24 years of financial experience in the banking industry.
●	Rebranding Initiative and Proposed Name Change: As part of the Company’s rebranding initiatives, on January 28, 2021, the Board of Directors of the Company approved changing the Company’s name to Primis Financial Corp., to be effective as of March 31, 2021. The Company’s wholly-owned banking subsidiary, Sonabank, will also change its name to Primis Bank, effective March 31, 2021. Over the last year, the Company has focused on building the foundation for a Company with higher expectations around innovation and technology. We want to deliver a better return for our shareholders and a better experience for our customers. We are committed to train harder, develop more expertise in all areas and build relationships that will last. Changing our name and our brand, and committing to an image that mirrors this attitude is critical. Effective March 31, 2021, our ticker symbol will also change from SONA to FRST and our website will become www.primisbank.com.
●	Leverage Our Existing Foundation for Additional Growth. Based on our management’s depth of experience and certain infrastructure investments, we believe that we will be able to take advantage of certain economies of scale typically enjoyed by larger organizations to expand our operations both organically and through strategic cost-effective branch or bank acquisitions. We believe that the investments we have made in our data processing, risk management infrastructure, staff and branch network will be able to support a much larger asset base. We are committed, however, to control any additional growth in a manner designed to minimize risk and to maintain strong capital ratios.
●	Continue to Pursue Selective Acquisition Opportunities. Historically, acquisitions have been a key part of our growth. We believe that we have demonstrated the skill sets and experience necessary to acquire and integrate successfully both bank and branch acquisitions, and that with our strong capital position, we are well-positioned to take advantage of acquisition opportunities as they may arise. We intend to focus on targets in our market areas or other attractive areas with significant core deposits and/or a potential customer base compatible with our growth strategy.
●	Focus on the Business Owner. It is our goal to be the bank that business owners in our markets turn to first for commercial banking needs as a result of our superior personal service and the tailored products and services that we provide. To help achieve this goal, we:
●	have a standing credit committee that meets as often as necessary on a “when needed” basis to review completed loan applications, making extensive use of technology to facilitate our internal communications and thereby enabling us to respond to our customers promptly;
●	are an SBA approved “Preferred” lender, which permits us to make SBA loan decisions at Sonabank rather than waiting for SBA processing. We offer a number of different types of SBA loans designed for the small and medium-sized business owner and many of our SBA loan customers also have other relationships with Sonabank. This product group is complex and “paper intensive” and not well utilized by some of our competitors;
●	provide Internet business banking at www.sonabank.com which allows our business customers 24-hour web-based access to their accounts so they can confirm or transfer balances, pay bills, download statements and use our “Web Lockbox” or “Sona Cash Manager;”
●	provide our business customers with “Sona In-House,” a service that utilizes Check 21 technology to allow customers to make remote deposits from their business locations and gives them access to those funds within 24 to 48 hours; and
●	provide our business customers with access to SABL, our state-of-the-art asset-based lending system. Unlike most asset-based lending systems, which are based on manual processes or software that certifies a company’s borrowing base periodically, SABL provides a real time capability to analyze and adjust borrowing availability based on actual collateral levels. SABL is predicated on a link between any kind of accounting software used by the customer and Sonabank’s server.
●	Maintain Local Decision-Making and Accountability. We believe that we have a competitive advantage over larger national and regional financial institutions by providing superior customer service with experienced,

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

Principal sources of revenue are interest and fees on loans and investment securities, equity earnings from STM, as well as fee income derived from the maintenance of deposit accounts and income from bank-owned life insurance policies. Our principal expenses include interest paid on deposits, advances from the FHLB of Atlanta, junior subordinated debt, senior subordinated notes and other borrowings, and operating expenses.

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

Commercial Real Estate Lending

Permanent. Commercial real estate lending includes loans for permanent financing. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, we require our commercial real estate loans to be secured by well-managed income producing properties with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral properties provides adequate debt service coverage and the guarantor’s net worth is strong. At December 31, 2020, our commercial real estate loans for permanent financing, including multi-family residential loans and loans secured by farmland, totaled $1.15 billion, or 47.2% of our loan portfolio. Owner occupied commercial real estate loans totaled $435.0 million.

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

Income producing property loans are supported by evidence of the borrower’s capacity to service the debt. All of our commercial construction loans are guaranteed by the principals or general partners. At December 31, 2020, we had $103.3 million of construction and land development loans outstanding.

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

Commercial Business Lending

These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial business loans are generally secured by accounts receivable, equipment, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Sonabank. At December 31, 2020, our commercial business loans totaled $187.1 million.

In general, commercial business loans involve more credit risk than residential mortgage loans and real estate-backed commercial loans and, therefore, usually yield a higher return to us. The increased risk for commercial business loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans will be serviced principally from the operations of the business, which may not be successful. Historical trends have shown that these types of loans have higher delinquencies than mortgage loans. Because of this, we often utilize the SBA 7(a) program (which generally guarantees the repayment of up to 75% of the principal and accrued interest to us) to reduce the inherent risk associated with commercial business lending.

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

SBA Lending

We have developed an expertise in the federally guaranteed SBA program. The SBA program is an economic development program which finances the expansion of small businesses. We are a Preferred Lender in the Washington, D.C. and Richmond, Virginia Districts of the SBA. As an SBA Preferred Lender, our pre-approved status allows us to quickly respond to customers’ needs. Under the SBA program, we generally originate and fund SBA 7(a) loans which qualify for guarantees up to 75% of principal and accrued interest (up to 90% in select instances). We also originate 504 chapter loans in which we generally provide 50% of the financing, taking a first lien on the real property as collateral.

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

Sonabank has established with STM underwriting guidelines under which it will purchase residential construction only, construction loans that convert to permanent, and permanent loans primarily in its Virginia and Maryland footprint from STM. These are largely loans that do not conform to FNMA or FHLMC standards because of size or acreage. We purchased loans in an aggregate amount of $80.6 million from STM during 2020.

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

Home Equity Lines of Credit (“HELOC”). At December 31, 2020, we had outstanding HELOC balances totaling $91.6 million.

Consumer Lending

We offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the focus of our lending activities. As a general guideline, a consumer’s debt service should not exceed 40% of gross income or 45% of net income. For purposes of this calculation, debt includes house payment or rent, fixed installment payments, the estimated payment for the loan being requested and the minimum required payment on any revolving debt. At December 31, 2020, we had $22.3 million of consumer loans outstanding.

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

For loans less than $1.5 million, we have a standing Credit Committee comprised of certain officers, each of whom has a defined lending authority in combination with other officers. These individual lending authorities are determined by our Executive Chairman and Chief Risk Officer and are based on the individual’s technical ability and experience. These lending authorities are approved by our board of directors. Our Credit Committee is comprised of three levels of members, based on experience: regular, senior, and executive. The executive members of our Credit Committee include two senior members – our Chief Credit Officer and our President and CEO and two junior members – our Chief SBA Lending Officer and our Head of Commercial Banking. Our Chief Credit Risk Officer, must approve risk ratings for loans over $1.5 million, as well as exceptions to the Credit Policy. Our Commercial Credit Team Lead must approve exceptions to Credit Policy for loans less than $1.5 million. Generally, group credits over $20 million must be approved by the Credit Committee and full Board of Directors or the Credit Committee plus two outside directors. Under our loan approval process, the sponsoring loan officer’s approval is required on all credit submissions. This approval must be included in or added to the individual and joining authorities outlined below. The sponsoring loan officer is primarily responsible for the customer’s relationship with us, including, among other things, obtaining and maintaining adequate credit file information. We require each loan officer to maintain loan files in an order and detail that would enable a disinterested third party to review the file and determine the current status and quality of the credit.

In addition to the approval of the sponsoring loan officer, we require approvals from one or more members of the Credit Committee on all loans. The approvals required differ based on the size of the borrowing relationship. At least one regular and one senior or executive member must approve loans up to $500 thousand. One regular, one senior and one executive member of the committee must approve all loans between $500 thousand and $1.0 million. One regular, one senior and two executive members must approve loans between $1.0 million and $1.5 million. Loans in the amount of $1.5 million to legal lending limit are approved by the Executive Credit Committee which meets every Thursday. Members of this committee include our President and CEO, Chief Credit Officer, Chief Credit Risk Officer, Chief SBA Lending Officer, Head of Commercial Banking (nonvoting), Director of Small Business and Consumer Lending and Commercial Credit Risk Officer. The Executive Credit Committee also approves risk ratings, and exceptions to credit policy. As of December 31, 2020, our legal lending limit was approximately $54.2 million.

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

If foreclosure is effected, the property is sold at a public auction in which we may participate as a bidder. If we are the successful bidder, we include the acquired real estate property in our other real estate owned (“OREO”) account until it is sold. These assets are initially recorded at fair value net of estimated selling costs. To the extent there is a subsequent decline in fair value, that amount is charged to operating expense. At December 31, 2020, we had OREO totaling $3.1 million.

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

●	Mobiliti: Sona Mobile is perfect for customers on the go, as it is available on a large variety of devices and networks. Sona Mobile offers easy access to account balances, transactions and internal transfers. Mobile Deposit allows customers to save time by eliminating the need to visit a branch. The customer can deposit a check through Sona Mobile by using their certified device (up to $5,000).

Sona Business Mobile can help business customers manage their finances faster than ever. Customers have access to their information via a wide range of devices and networks. The shared user credentials and security settings between online and mobile banking make access more efficient for the business customer. Sona Business Mobile offers standard online banking features, along with enhanced features such as ACH & Wire transfer processing, including granting approvals to users to complete those processes. Mobile deposit is a time saving tool that allows business customers to deposit checks through Sona Business Mobile from their certified device (up to $10,000).

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

Human Capital

Our goal is to attract, develop, retain and plan for the succession of key talent and executives to achieve our strategic objectives. We are continually investing in our workforce to further emphasize diversity and inclusion and to foster our employees' growth and career development. At December 31, 2020, we had 382 employees, nearly all of whom are fulltime and of which approximately 75% were female and 25% were minorities. Fostering an inclusive environment requires that all employees are heard. Our Intranet houses the “Employee Voice” which is a vehicle for employees to make suggestions, asks questions or voice an opinion regarding the Company’s practices. We are launching “Work Place” on March 31, 2021, which is a social media platform that will allow our employees to interact with each other and share thoughts on what is important to them as an individual employee and as a community member.

While the majority of our employees reside in Virginia, our recruitment efforts are both local and nationwide. We utilize a wide range of recruitment vehicles ranging from college recruitment sites such as “Handshake” to posting on popular job boards and conducting nationwide profile searches to find qualified candidates. We realize that great people know other great people so we also offer a referral bonus to our employees. We offer a comprehensive benefits program to our employees that is designed to give employees the ability to select between a wide variety of benefits that meet their individual needs. We offer four different medical plans, two of which allow for the employee to make contributions and receive an employer match on a Health Savings Account. In addition to dental insurance, pet insurance, supplemental insurance and a 401k we offer employer paid short-term and long-term disability and life insurance. Our employees also enjoy a cash incentive for participating in our Wellness Program. All new employees attend “Systems Training” where they learn how to utilize key Company systems. New employees are also required to complete multiple learning modules that cover important compliance and regulatory requirements in the banking industry. We encourage all employees to obtain job related training by covering the cost of the classes and/or learning materials and tests.

We have maintained a commitment to the prosperity of each community the Company serves. In addition to providing financial products built for the needs of our customers, the Company uses associate volunteerism and corporate philanthropy to build strong community partnerships. Starting in 2021, each employee will be given 8 paid hours to volunteer in their community or charity of choice.

COVID-19 brought new challenges to the workplace this past year and we responded with personal protection equipment and guidance on how to mitigate the threat of COVID. Our branches were equipped with plexi-glass barriers and all employees were provided with masks and gloves. The 2020-2021 COVID Guide with corresponding Incident Report Form was implemented in 2020.

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

Supervision, regulation, and examination of Southern National, the Bank, and our respective subsidiaries by the appropriate regulatory agencies, as described herein, are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (“DIF”) of The Federal Deposit Insurance Corporation (“FDIC”) and the U.S. banking and financial system, rather than holders of our capital stock.

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

Change in Control. Federal law restricts the amount of voting stock of a bank holding company or a bank that a person (including an entity) may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to and obtain approval from the Federal Reserve before acquiring control of any bank holding company, such as Southern National. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

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

Virginia law also provides that shares acquired in a transaction that would cause the acquiring person’s voting strength to meet or exceed any of the three thresholds (20%, 33.33% or 50%) have no voting rights for those shares exceeding that threshold, unless granted by a majority vote of shares not owned by the acquiring person. This provision empowers an acquiring person to require the Virginia corporation to hold a special meeting of shareholders to consider the matter within 50 days of the request. Southern National also “opted out” of this provision at the time of its incorporation.

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

Corporate Governance.  The Dodd-Frank Act addressed many investor protections, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) granted shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhanced independence requirements for Compensation Committee members; and (3) required companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers.

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1.0 billion in assets, such as Southern National and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2020, these rules have not been implemented. We and Sonabank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Capital Requirements

Southern National and the Bank are each required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

Southern National and the Bank are each subject to the following risk-based capital ratios: a common equity Tier 1 ("CET1") risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, plus retained earnings and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total consolidated assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks is 4%.

In addition, effective January 1, 2019, the capital rules require a capital conservation buffer of CET1 of 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.

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

To be well-capitalized, the Bank must maintain at least the following capital ratios:

●6.5% CET1 to risk-weighted assets;
●8.0% Tier 1 capital to risk-weighted assets;
●10.0% Total capital to risk-weighted assets; and
●5.0% leverage ratio.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as Southern National, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to the Bank, Southern National’s capital ratios as of December 31, 2020 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including Southern National, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to meet minimum capital requirements could also result in restrictions on Southern National’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.

Both Southern National and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer as of December 31, 2020. Based on current estimates, we believe that Southern National and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2021.

On October 29, 2019, the federal banking agencies jointly issued a final rule to simplify the regulatory capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”) framework. A qualifying community banking organization with total consolidated assets of less than $10 billion that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer described above, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. Under the final rule, if a qualifying community banking organization elects to use the CBLR framework, it will be considered “well-capitalized” so long as its CBLR is greater than 9%. Southern National does not use the CBLR framework.

In June 2016, the FASB issued ASU 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change results in earlier recognition of credit losses that the Company deems expected but not yet probable. For SEC reporting companies that do not meet the definition of a smaller reporting company and with December 31 calendar year ends, such as the Company, CECL became effective January 1, 2020. The CARES Act allowed us to delay implementation until December 31, 2020.

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

Consumer Protection. The Dodd-Frank Act established the CFPB, an independent regulatory authority housed within the Federal Reserve having centralized authority, including examination and enforcement authority, for consumer protection in the banking industry. The CFPB has rule writing, examination, and enforcement authority with regard to the Bank’s (and Southern National’s) compliance with a wide array of consumer financial protection laws, including the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others. The CFPB has broad authority to enforce a prohibition on unfair, deceptive, or abusive acts and practices. Authority to supervise and examine Southern National and the Bank for compliance with federal consumer laws remains largely with the Federal Reserve. However, the CFPB may participate in examinations on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

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

Reserves. The Bank is subject to Federal Reserve regulations that require the Bank to maintain reserves against transaction accounts (primarily checking accounts). These reserve requirements are subject to annual adjustment by the Federal Reserve. Effective March 26, 2020, reserve requirement ratios were reduced to zero percent.

Anti-Money Laundering. A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Sonabank has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by law.

FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in 2021 and subsequent years.

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

Concentrations in Lending. During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for credit losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

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

Transactions with affiliates. There are various restrictions that limit the ability of the Bank to finance, pay dividends or otherwise supply funds to Southern National or other affiliates. In addition, banks are subject to certain restrictions under Section 23A and B of the Federal Reserve Act on certain transactions, including any extension of credit to its bank holding company or any of its other affiliates, on investments in the securities thereof, and on the taking of such securities as collateral for loans to any borrower.

Privacy and Cybersecurity. The Bank is subject to federal and state banking regulations that limit its ability to disclose non-public information about consumers to non-affiliated third parties. These limitations require us to periodically disclose our privacy policies to consumers and allow consumers to prevent disclosure of certain personal information to a non-affiliated third party under certain circumstances. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. Banking institutions are required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of confidential and personal information are in effect across our lines of business. Furthermore, the federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks and ensure that their risk management procedures address the risk posed by potential cyber threats. A financial institution is further expected to maintain procedures to effectively respond to a cyber-attack and resume operations following any such attack. Southern National has adopted and implemented policies and procedures to comply with these privacy, information security, and cybersecurity requirements. On December 18, 2020, the federal banking agencies proposed a new rule that would require banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

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

Item 1A. Risk Factors

An investment in our common stock involves risks. The following is a description of the material risks and uncertainties that Southern National believes affect its business and should be considered before making an investment in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of the risks described in this Annual Report on Form 10-K were to actually occur, our financial condition, results of operations and cash flows could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly and you could lose part or all of your investment. This Form 10-K also contains forward-looking statements that may not be realized as a result of certain factors, including, but not limited to, the risks described herein and in our other public filings with the SEC. Please refer to the section in this Form 10-K entitled “Special Cautionary Notice Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.

Strategic Risks

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

Operational Risks

Outbreak of the novel coronavirus disease 2019 (“COVID-19”) has had and will likely continue to have an adverse impact on the markets in which we operate and on our business, operations and financial condition.

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and has impaired and could continue to impair their ability to fulfill their financial obligations to the Company. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The spread of COVID-19 has caused significant uncertainty, volatility and disruption in the U.S. and global economy and has disrupted banking and other financial activity in the areas in which the Company operates. Given the ongoing and dynamic nature COVID-19, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic. If the pandemic is prolonged, the adverse impact on the markets in which we operate and on our business, operations and financial condition could deepen.

Congress, the President, and the Federal Reserve have taken several actions designed to minimize the economic impact of COVID-19. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and healthcare providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had and are expected to continue to have a material impact on the Company’s operations. The CARES Act includes provisions that temporarily delay the required implementation date of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments—Credit Losses, and suspend the requirements related to accounting for a troubled debt restructuring (“TDR”), for certain entities.

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

Lending operations and accommodations to borrowers

As a result of COVID-19, businesses in the Company’s markets have experienced significant operational disruptions. In accordance with regulatory guidelines to work with borrowers during this unstable economic environment, the Company provided certain modifications, including interest only or principal and interest deferments. As of December 31, 2020, total modified loans or loans with requests for modifications were $122.0 million and the Company anticipates minimal additional deferrals in 2021.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively assisting its customers with loan applications through the program. PPP loans have a two or five year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of December 31, 2020, the Company had originated 4,269 PPP loans representing $319.4 million to its customers. Loans funded through the PPP program are guaranteed by the SBA and loans that meet certain regulatory criteria are subject to forgiveness. In the event that the PPP loans are not fully guaranteed by the SBA, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings. We started seeing forgiveness of the PPP loans in the fourth quarter of 2020 and continue to expect additional forgiveness in 2021.

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

In response to the COVID-19 pandemic, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

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

Credit Risks

We are subject to risks related to our concentration of construction and land development and commercial real estate loans.

As of December 31, 2020, we had $103.3 million of construction and land development loans. Construction and land development loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

●	the viability of the contractor;
●	the contractor’s ability to successfully complete the project, to meet deadlines and time schedules and to stay within cost estimates; and
●	concentrations of such loans with a single contractor and its affiliates.

Real estate construction and land development loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction and land development loans which provides us with an additional source of repayment. As of December 31, 2020, we did not have any nonperforming construction and land development loans and had $1.2 million of assets that have been foreclosed. If one or more of our larger borrowers were to default on their construction and land development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

As of December 31, 2020, we had $1.15 billion of commercial real estate loans, including multi-family residential loans and loans secured by farmland. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service.

A significant amount of our loans are secured by real estate and any declines in real estate values in our primary markets could be detrimental to our financial condition and results of operations.

Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $1.91 billion, or approximately 78.0% of our total loan portfolio, as of December 31, 2020. Although residential and commercial real estate values are strong in our market area, such values may not remain elevated. If loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for credit losses and adversely affect our financial condition and results of operations.

As of December 31, 2020, $648.9 million, or approximately 26.5% of our total loans, were secured by single-family residential real estate. This includes $557.3 million in residential 1-4 family loans and $91.6 million in home equity lines of credit. If housing prices in our market areas do not remain strong or deteriorate, we may experience an increase in nonperforming loans, provision for credit losses and charge-offs.

If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.

As of December 31, 2020, 47.2% of our loan portfolio was comprised of loans secured by commercial real estate, including multi-family residential loans and loans secured by farmland. In the majority of these loans, real estate was the primary collateral component. In some cases we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio. A weak real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses, which could adversely affect our financial condition and results of operations.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2020, our nonperforming assets (which consist of nonaccrual loans, loans past due 90 days and accruing and OREO) totaled $17.5 million, or 0.72% of total loans and OREO, which is an increase of $2.4 million, or 16.0%, compared with non-covered nonperforming assets (which consist of non-covered nonaccrual loans, loans past due 90 days and accruing and OREO), which totaled $15.1 million, or 0.69% of total non-covered loans and OREO at December 31, 2019. At December 31, 2018, our non-covered nonperforming assets were $11.8 million, or 0.54% of total non-covered loans and OREO.

Economic and market conditions are unstable, and our nonperforming assets as a percentage of total loans and OREO has improved, we may incur losses if there is a continued increase in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral, which may ultimately result in a loss. We must reserve for probable losses, which is established through a current period charge to the provision for credit losses as well as from time to time, as appropriate, a write down of the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, an increase in the level of nonperforming assets increases our regulatory risk profile. There can be no assurance that we will not experience future increases in nonperforming assets.

If our allowance for credit losses is not adequate to cover actual loan losses, our earnings will decrease.

As a lender, we are exposed to the risk that our borrowers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to ensure repayment. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. If our assumptions prove to be incorrect or if we experience significant loan losses, our current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. A material addition to the allowance for credit losses could cause our earnings to decrease. Due to the relatively unseasoned nature of our loan portfolio, we may experience an increase in delinquencies and losses as these loans continue to mature.

In addition, federal regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further charge-offs, based on judgments different than those of our management. Any significant increase in our allowance for credit losses or charge-offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

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

Market Risks

Our profitability depends significantly on local economic conditions in the areas where our operations and loans are concentrated, and our geographic concentration makes us vulnerable to local weather catastrophes, public health issues, and other external events, which could adversely affect our results of operations and financial condition.

We operate in a mixed market environment with influences from both rural and urban areas. Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington, D.C., Charlottesville and Clifton Forge (Alleghany County), Front Royal, New Market, Northern Neck, Middle Peninsula, Richmond, Hampton Roads and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in these market areas. As of December 31, 2020, substantially all of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in these market areas slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability.

Additionally, political conditions could impact our earnings. For example, political debate over the budget, taxes and the potential for reduced government spending may adversely impact the economy, and more specifically local economic conditions given the concentration of Federal workers and government contractors in our market. Further, the occurrence of events such as hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in and along the Atlantic coast, and further public health issues, such as pandemics or other widespread health emergencies, could adversely affect our financial condition or results of operations. Such areas could be adversely impacted by such events in those regions, the nature and severity of which are difficult to predict. Furthermore, climate change could increase the frequency and severity of these risks. These and other unpredictable external events could have an adverse effect on us in that such events could materially disrupt our operations or the ability or willingness of its customers to access the financial services offered by the Company. These events could reduce our earnings and cause volatility in our financial results for any fiscal quarter or year and have a material adverse effect on our financial condition and/or results of operations.

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

We maintain an investment securities portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities. The market value of investment securities may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investment securities and other assets for impairment indicators. We may be required to record additional impairment charges if our investment securities suffer a decline in value that is considered other-than-temporary. During the years ended December 31, 2020, 2019 and 2018, we incurred no other-than-temporary impairment charges related to credit losses or sales of securities. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	actual or anticipated variations in quarterly results of operations;
●	recommendations by securities analysts;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	news reports relating to trends, concerns and other issues in the financial services industry;
●	perceptions in the marketplace regarding us and/or our competitors;
●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
●	changes in valuations of Goodwill and other Intangible Assets;
●	changes in government regulations; and
●	geopolitical conditions such as acts or threats of terrorism, military conflicts or pandemics.

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

Liquidity Risks

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

Capital Adequacy Risks

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

We have issued $27.0 million in aggregate principal amount of 5.875% Fixed-to-Floating Rate Subordinated Notes due January 31, 2027 and $60.0 million of fixed-to-floating rate Subordinated Notes due 2030. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or additional subordinated notes, classes of preferred shares and/or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market price for our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.

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

Regulatory Risks

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

As further described above under Supervision and Regulation—Capital Requirements, Southern National and the Bank each are subject to various regulatory capital requirements administered by the FRB.

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

As of December 31, 2020, Southern National and the Bank exceeded the amounts required to be well capitalized with respect to all four required capital ratios. As of December 31, 2020, Southern National’s leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 9.69%, 13.05%, 13.52% and 19.58%, respectively. As of December 31, 2020, the Bank’s leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 11.25%, 15.83%, 15.83% and 17.09%, respectively.

Many factors affect the calculation of Southern National and the Bank’s risk-based assets and its ability to maintain the level of capital required to achieve acceptable capital ratios. For example, changes in risk weightings of assets relative to capital and other factors may combine to increase the amount of risk-weighted assets in the Tier 1 risk-based capital ratio and the Total risk-based capital ratio. Any increases in its risk-weighted assets will require a corresponding increase in its capital to maintain the applicable ratios. In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments, impairment losses on investment securities and other factors will decrease the Bank’s capital, thereby reducing the level of the applicable ratios.

Southern National and the Bank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FRB rules, if the Bank ceases to be a well-capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2020, we had $270 thousand of brokered deposits, which represented 0.01% of our total deposits.

Financial Reporting Risks

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

Item 1B. Unresolved Staff Comments

Southern National does not have any unresolved staff comments from the SEC to report for the year ended December 31, 2020.

Item 2. Properties

Southern National’s principal office is located at 6830 Old Dominion Drive, McLean, Virginia. Southern National and Sonabank also have executive offices located at 1002 Wisconsin Avenue, N.W., Washington, DC and 10900 Nuckols Road, Suite 325, Glen Allen, Virginia. Including these main locations, our bank owns 32 properties and leases 25 properties, all of which are used as branch locations or for housing operational units in Maryland and Virginia. At December 31, 2020, Sonabank had forty-two full-service branches in Virginia and Maryland and also provides services to customers through certain internet and mobile applications. Thirty-seven full-service retail branches are in Virginia (Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, South Riding, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg) and five full-service retail branches are in Maryland (Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro). We have administrative offices in Warrenton and Glen Allen, Virginia. Our South Riding branch will be closing effective April 15, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Southern National’s common stock is traded on the Nasdaq Global Market under the symbol “SONA”. There were 24,438,545 shares of our common stock outstanding at the close of business on March 5, 2021, which were held by 1,347 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $15.75.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2020, Southern National had outstanding stock options granted under the 2010 Stock Awards and Incentive Plan (the “2010 Plan”) and the 2017 Equity Compensation Plan (the “2017 Plan”), which were approved by its shareholders. The following table provides information as of December 31, 2020 regarding Southern National’s equity compensation plans under which our equity securities are authorized for issuance:

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted average	equity compensation plans
	to be issued upon exercise	exercise price of	(excluding securities reflected
	of outstanding options	outstanding options	in column A)
Plan category	A	B	C
Equity compensation plans approved by security holders	450,800	$10.50	552,800
Equity compensation plans not approved by security holders	—	—	—
Total	450,800	$10.50	552,800

Issuer Purchases of Equity Securities

None.

Dividends

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2020. There are a number of restrictions on our ability to pay dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Southern National or by Southern National to shareholders. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.

Performance Graph

The following chart compares the cumulative total shareholder return on Southern National common stock during the five years ended December 31, 2020, with the cumulative total return of the Russell 2000 Index and the NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on December 31, 2015 in Southern National common stock, the Russell 2000 Index and the NASDAQ Bank Index. The historical stock price performance for Southern National common stock shown on the graph below is not necessarily indicative of future stock performance.

Total Return Performance
200
150
100
50
Index Value
Southern National Bancorp of Virginia, Inc.
Russell 2000 Index
NASDAQ Bank Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	2015	2016	2017	2018	2019	2020
Southern National Bancorp of Virginia, Inc.	100.00	125.11	122.74	101.23	125.19	92.73
Russell 2000 Index	100.00	119.48	135.18	118.72	146.89	173.86
NASDAQ Bank Index	100.00	135.02	139.77	114.74	139.10	124.31

Item 6. Selected Financial Data

The following table sets forth selected financial data for Southern National as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016:

	2020	2019	2018	2017	2016

	(in thousands, except per share amounts)
Results of Operations:
Interest income	$117,779	$120,524	$118,907	$83,570	$48,947
Interest expense	26,139	36,924	27,841	15,653	8,633
Net interest income	91,640	83,600	91,066	67,917	40,314
Provision for credit losses	19,450	350	4,200	8,625	4,912
Net interest income after provision for credit losses	72,190	83,250	86,866	59,292	35,402
Noninterest income	25,451	12,586	10,199	5,429	2,820
Noninterest expenses	67,740	56,592	53,760	49,149	22,815
Income before income taxes	29,901	39,244	43,305	15,572	15,407
Income tax expense	6,614	6,077	9,614	13,147	5,095
Net income	$23,287	$33,167	$33,691	$2,425	$10,312

Per Share Data:
Earnings per share - Basic	$0.96	$1.38	$1.40	$0.13	$0.84
Earnings per share - Diluted	$0.96	$1.36	$1.39	$0.13	$0.83
Cash dividends paid per share	$0.40	$0.36	$0.32	$0.32	$0.32
Book value per share	$16.03	$15.60	$14.48	$13.48	$10.30
Dividend payout ratio	41.64%	26.09%	22.86%	246.15%	38.10%
Weighted average shares outstanding - Basic	24,239,481	24,050,037	24,012,437	18,390,810	12,251,804
Weighted average shares outstanding - Diluted	24,362,665	24,325,182	24,272,617	18,671,392	12,426,783
Shares issued and outstanding at end of period	24,368,612	24,181,534	24,052,253	23,936,453	12,263,643

Selected Performance Ratios and Other Data:
Return on average assets	0.78%	1.22%	1.25%	0.13%	0.95%
Return on average equity	6.04%	9.13%	9.99%	1.02%	8.37%
Yield on earning assets	4.31%	4.88%	4.86%	4.76%	4.84%
Cost of funds	1.01%	1.58%	1.19%	0.94%	0.91%
Net interest margin	3.35%	3.39%	3.72%	3.87%	3.99%
Net charge-offs to average loans	0.07%	0.11%	0.06%	0.51%	0.53%
Allowance for credit losses to total loans (1)	1.49%	0.47%	0.57%	0.46%	0.95%
Stockholders' equity to total assets	12.64%	13.86%	12.89%	12.35%	11.06%

Financial Condition:
Total assets	$3,088,673	$2,722,170	$2,701,295	$2,614,252	$1,142,443
Total loans	2,440,496	2,186,047	2,178,824	2,062,328	930,415
Total deposits	2,432,606	2,124,718	2,097,600	1,865,156	912,982
Stockholders' equity	390,554	377,241	348,290	322,772	126,344

(1)	Included non-covered loans for the years ended December 31, 2019, 2018, 2017, and 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7 of our Annual Report on Form 10-K generally discusses year-to-year comparisons between the years ended December 31, 2020 and 2019. Discussions of comparisons between 2019 and 2018 are not included in this Form10-K but can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form10-K for the year ended December 31, 2019.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Southern National. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report.

COVID-19 PANDEMIC

In March 2020, the World Health Organization declared COVID-19 as a global pandemic. This public health crisis has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. In response to the crisis, the Board of Governors of the Federal Reserve reduced benchmark federal fund interest rates to near zero. In addition, in March 2020, the CARES Act was enacted. The CARES Act contains substantial tax and spending provisions intended to address the financial impact of the COVID-19 pandemic.

The COVID-19 pandemic has resulted in significant health, economic and other major consequences throughout the communities the Company serves, as well as nationally and globally. The Company has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders that continue through the date of this report:

●	We have addressed the safety of our branches and while the branches generally remain open to customers, we have taken steps, and continue to evaluate ways, to encourage transactions through our drive-thru facilities;
●	At the onset of the pandemic, we pro-actively conducted outreach to commercial loan customers to understand the potential impact that COVID-19 could have on their business. We implemented deferral arrangements in accordance with the CARES Act and bank regulatory guidance. To help mitigate the effects of COVID-19, loan customers could apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers could apply for an additional deferral, and a small proportion of our customers requested such an additional deferral. The majority of our deferrals have resumed payment. At December 31, 2020, there were 44 loans in COVID-19 related deferment with an aggregate outstanding balance of $122.0 million; and
●	We have chosen to participate in the CARES Act Paycheck Protection Program that will provide government guaranteed and forgivable loans to our customers. As of December 31, 2020, the Company had funded approximately $319.4 million of SBA approved PPP loans to over 4,269 customers.

The Company continues to closely monitor the pandemic and expects to make future changes to respond to the pandemic as it evolves.

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

Allowance for Credit Losses (“ACL”)

The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless (i) management has a reasonable expectation that a trouble debt restructuring will be executed with an individual borrower or (ii) such extension or renewal options are not unconditionally cancellable by us and, in such cases, the borrower is likely to meet applicable conditions and likely to request extension or renewal. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles include the type/purpose of loan, underlying collateral, geographical similarity and historical/expected credit loss patterns. In developing these loan pools for the purposes of modeling expected credit losses, we also analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors. For allowance modeling purposes, our loan pools include (i) commercial real estate - owner occupied, (ii) commercial real estate - non-owner occupied, (iii) construction and land development, (iv) commercial, (v) agricultural loans, (vi) residential 1-4 family and (vii) consumer loans. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.

For each loan pool, we measure expected credit losses over the life of each loan utilizing a combination of inputs:  (i) probability of default (“PD”), which is the likelihood that loan will stop performing/default, (ii) probability of attrition (“PA”), which is the likelihood that a loan will pay-off prior to maturity, (iii) loss given default (“LGD”), which is the expected loss rate for loans in default and (iv) exposure at default (“EAD”), which is the estimated outstanding principal balance of the loans upon default, including the expected funding of unfunded commitments outstanding as of the measurement date. Inputs are pool-specific, though not necessarily solely reliant on internally-sourced data. Internal data is supplemented by, but not replaced by, peer data when required, primarily to determine the PD input. The various pool-specific inputs may be adjusted for current macroeconomic assumptions, as further discussed below, and other factors such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets being evaluated as of the measurement date. Each time we measure expected credit losses, we assess the relevancy of historical information and consider any necessary adjustments to address any differences in current asset-specific characteristics.

Significant macroeconomic variables utilized in our allowance models include, among other things, (i) VA Gross Domestic Product, (ii) VA House Price Index, and (iii) VA unemployment rates. The macroeconomic variables utilized as inputs in forecast modeling were subjected to a variety of analysis procedures and were selected primarily based on statistical relevancy and correlation to historical credit losses, where historical credit losses may be fully internally-sourced or supplemented with peer data.

PDs were estimated by analyzing the relationship between the historical performance of each loan pool and historical economic trends over a complete economic cycle. Again, historical performance data is either fully internally-sourced or supplemented with peer data where necessary. PDs are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. We have determined that we are reasonably able to forecast the macroeconomic variables used in our forecast modeling processes with an acceptable degree of confidence for a total of four quarters. This forecast period is followed by an additional eight quarter reversion process whereby the forecasted macroeconomic variables are reverted to their historical mean on a straight-line basis. By reverting these economic inputs to their historical mean and considering loan/borrower specific attributes, our allowance models are intended to yield a measurement of expected credit losses that reflects average historical loss rates (which may be supplemented by peer data) for periods subsequent to the initial twelve-quarters consisting of the forecast and reversion periods. The LGD is linked to PD based on benchmark historical loss averages for each loan pool. That is, LGD is dynamic with PD; as PD increases, so will LGD, and vice versa. In this context, “benchmark” refers to the use of third-party data, and “historical loss averages” refers to the fraction of defaulted balance that tends to be lost. By nature of its connection to PD, LGD is by extension adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over the four-quarter forecast period and eight-quarter reversion process, which management considers to be both reasonable and supportable. This same forecast/reversion period is used for all macroeconomic variables used in all of our economic forecast models. PA and EAD are estimated using either a Discounted Cash Flow or Remaining Life model, both of which use various timing inputs to estimate the loan balance that remains at various future points in time, and thus also at the time of a default event.

Management qualitatively adjusts allowance model results for risk factors that are not considered within our quantitative modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools, (iii) changes in the nature and volume of the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent, (viii) the existence, growth, and effect of any concentrations of credit and (ix) other factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by our internal appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. The fair value of collateral supporting collateral dependent construction loans is based on an “as is” valuation.

Accounting for Acquired Loans

Southern National has purchased, primarily through acquisitions, individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at fair value such that there is no carryover of the seller’s allowance for credit losses. We adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 which now requires us to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

A purchased financial asset that does not qualify as a PCD asset is accounted for similar to an originated financial asset. Generally, this means that an entity recognizes the allowance for credit losses for non-PCD assets through net income at the time of acquisition. In addition, both the credit discount and non-credit discount or premium resulting from acquiring a pool of purchased financial assets that do not qualify as PCD assets shall be allocated to each individual asset. This combined discount or premium shall be accreted to interest income using the effective yield method.

Goodwill

Under FASB ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized, but rather tested annually for impairment. Southern National evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances warrant. Our annual assessment occurs during the third calendar quarter. Goodwill totaled $101.9 million at December 31, 2020. There was no impairment recorded for the years ended December 31, 2020, 2019 and 2018.

Valuation of Deferred Tax Asset

The provision for income taxes reflects the tax effects of the transactions reported in the consolidated financial statements, including taxes currently due as well as changes in deferred taxes. Deferred tax assets and liabilities represent estimates of the future tax return consequences of temporary differences between carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are computed by using currently enacted income tax rates and applying those rates to the periods in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. As of December 31, 2020 and 2019, management concluded that it is more likely than not that Southern National will generate sufficient taxable income to fully utilize our deferred tax assets.

OVERVIEW

Southern National is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Sonabank, a Virginia state-chartered bank which commenced operations on April 14, 2005. Sonabank provides a range of financial services to individuals and small and medium sized businesses.

At December 31, 2020, Sonabank had forty-two full-service branches in Virginia and Maryland and also provides services to customers through certain internet and mobile applications. Thirty-seven full-service retail branches are in Virginia (Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, South Riding, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg) and five full-service retail branches are in Maryland (Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro). We have administrative offices in Warrenton and Glen Allen, Virginia. Our South Riding branch will be closing effective April 15, 2021.

While we offer a wide range of commercial banking services, we focus on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes. We are a leading SBA lender among Virginia community banks. We also invest in real estate-related investment securities, including collateralized mortgage obligations and agency mortgage backed securities. Our principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. We offer a broad range of deposit products, including checking, NOW, savings, and money market accounts and certificates of deposit. We actively pursue business relationships by utilizing the business contacts of our senior management, other bank officers and our directors, thereby capitalizing on our knowledge of our local market areas.

FINANCIAL HIGHLIGHTS

●	Total assets as of December 31, 2020 were $3.09 billion.
●	Loans on deferral as of December 31, 2020 were $122.0 million or 5.75% of total loans, excluding PPP balances, in-line with our expectations. Approximately 59% of total deferrals were from the hotel portfolio while restaurant deferrals declined to approximately $0.5 million.
●	Total deposits increased $307.9 million from the prior year.
●	Demand deposits (noninterest-bearing, NOW, money market) increased to 72.3% of total deposits as of December 31, 2020, compared to 56.3% as of December 31, 2019.
●	Cost of deposits declined to 0.92% for the year ended December 31, 2020 compared to 1.43% for the year ended December 31, 2019.
●	The Company booked its first Panacea loan customers in the fourth quarter of 2020.
●	Allowance for credit losses to gross loans (excluding PPP balances) was 1.71% as of December 31, 2020.

RESULTS OF OPERATIONS

Net Income

Net income for the year ended December 31, 2020 was $23.3 million, compared to $33.2 million for the year ended December 31, 2019. The 29.8% decrease in the net income during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven by higher provision for credit losses in 2020. The decline in net income was also driven by a charge of $4.4 million, net of taxes of salary and benefits expense related to the restructuring of executive management in 2020 and increased staffing in the commercial lending and Panacea Financial divisions along with the modified incentive and bonus plans and increased costs associated with recruitment in 2020. These decreases were partially offset by an increase in equity gain from the Company’s mortgage affiliate driven by higher margins on closed loans and materially higher volumes from refinance activity as well as production from new hires and teams that were on-boarded in 2019. The decline in net income was also offset by a decline in cost of deposits and an increase in recoveries related to acquired charged-off loans and investment securities in the current year.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $91.6 million for the year ended December 31, 2020, compared to $83.6 million for the year ended December 31, 2019. The increase in net interest income was due to higher levels of average earning assets and as a result of lower costs of funds including deposits and borrowings in 2020. Southern National’s net interest margin for the year ended December 31, 2020 was 3.35%, compared to 3.39% for the year ended December 31, 2019. Net interest margin was impacted heavily by the origination of PPP loans in 2020. Total income on interest-earning assets was

$117.8 million and $120.5 million for the year ended December 31, 2020 and 2019, respectively. The yield on average interest-earning assets was 4.31% and 4.88% for the year ended December 31, 2020 and 2019, respectively. The decrease was primarily driven by market conditions. Interest and fees on loans totaled $111.6 million and $112.1 million for the year ended December 31, 2020 and 2019, respectively. The accretion of the discount on loans acquired in the acquisitions contributed $4.3 million to net interest income during the year ended December 31, 2020, compared to $3.9 million during the year ended December 31, 2019. The increase in accretion was due to increased acquired loan paydowns and payoffs. Average loans during the year ended December 31, 2020 were $2.40 billion compared to $2.16 billion during the year ended December 31, 2019.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,400,896	$111,647	4.65%	$2,159,681	$112,181	5.19%	$2,138,845	$110,213	5.15%
Investment securities	217,932	4,730	2.17%	241,800	6,224	2.57%	247,182	6,386	2.58%
Other earning assets	114,275	1,402	1.23%	66,582	2,119	3.18%	59,594	2,308	3.87%
Total earning assets	2,733,103	117,779	4.31%	2,468,063	120,524	4.88%	2,445,621	118,907	4.86%
Allowance for credit losses	(20,638)			(11,852)			(11,292)
Total non-earning assets	273,673			264,265			260,348
Total assets	$2,986,138			$2,720,475			$2,694,677

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$481,470	$3,505	0.73%	$360,254	$2,989	0.83%	$324,797	$1,478	0.46%
Money market accounts	508,260	4,188	0.82%	439,097	7,745	1.76%	328,142	3,060	0.93%
Savings accounts	167,567	490	0.29%	145,855	461	0.32%	159,865	512	0.32%
Time deposits	645,123	12,149	1.88%	868,420	19,407	2.23%	808,718	13,185	1.63%
Total interest-bearing deposits	1,802,420	20,332	1.13%	1,813,626	30,602	1.69%	1,621,521	18,235	1.12%
Borrowings	358,087	5,807	1.62%	188,647	6,322	3.35%	380,822	9,606	2.52%
Total interest-bearing liabilities	2,160,507	26,139	1.21%	2,002,273	36,924	1.84%	2,002,343	27,841	1.39%
Noninterest-bearing liabilities:
Demand deposits	416,249			332,924			336,380
Other liabilities	24,693			22,115			18,646
Total liabilities	2,601,449			2,357,312			2,357,370
Stockholders' equity	384,689			363,163			337,307
Total liabilities and stockholders' equity	$2,986,138			$2,720,475			$2,694,677
Net interest income		$91,640			$83,600			$91,066
Interest rate spread			3.10%			3.04%			3.47%
Net interest margin			3.35%			3.39%			3.72%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended			Year Ended
	December 31, 2020 vs. 2019			December 31, 2019 vs. 2018
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change

	(in thousands)
Interest-earning assets:
Loans, net of deferred fees	$(6,602)	$6,068	$(534)	$1,172	$796	$1,968
Investment securities	(468)	(1,026)	(1,494)	(129)	(33)	(162)
Other earning assets	(4,950)	4,233	(717)	365	(553)	(188)

Total interest-earning assets	(12,020)	9,275	(2,745)	1,408	210	1,618

Interest-bearing liabilities:
NOW and other demand accounts	808	(293)	515	176	1,335	1,511
Money market accounts	1,493	(5,049)	(3,556)	1,304	3,380	4,684
Savings accounts	62	(33)	29	(50)	—	(50)
Time deposits	(4,515)	(2,743)	(7,258)	1,074	5,148	6,222
Total interest-bearing deposits	(2,152)	(8,118)	(10,270)	2,504	9,863	12,367
Borrowings	(1,217)	702	(515)	(9,391)	6,108	(3,283)
Total interest-bearing liabilities	(3,369)	(7,416)	(10,785)	(6,887)	15,971	9,084

Change in net interest income	$(8,651)	$16,691	$8,040	$8,295	$(15,761)	$(7,466)

Provision for Credit Losses

The provision for credit losses is a current charge to earnings made in order to adjust the allowance for credit losses to an appropriate level for inherent probable losses in the loan portfolio based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectability. Our allowance for credit losses is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment. The risk factors are determined by considering historical loss data, peer data, as well as applying management’s judgment.

The Company elected to defer adoption of CECL until the earlier of the termination date of the current national emergency, declared on March 31, 2020, under the National Emergencies Act in connection with the COVID-19 outbreak, or December 31, 2020. The Company adopted ASU 2016-13 effective January 1, 2020 and implemented as of December 31, 2020, resulting in a gross cumulative effect adjustment of $8.3 million. The provision for credit losses for the years ended December 31, 2020, 2019 and 2018 was $19.5 million, $350 thousand and $4.2 million, respectively. We had charge-offs totaling $2.3 million during 2020, $3.3 million during 2019 and $3.1 million during 2018. There were recoveries totaling $685 thousand during 2020, $906 thousand during 2019 and $1.8 million during 2018.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following tables present the major categories of noninterest income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended
	December 31,
(dollars in thousands)	2020	2019	Change
Account maintenance and deposit service fees	$6,520	$7,159	$(639)
Income from bank-owned life insurance	1,559	1,699	(140)
Equity gain from mortgage affiliate	10,789	1,191	9,598
Recoveries related to acquired charged-off loans and investment securities	6,500	1,537	4,963
Other	703	1,000	(297)
Total noninterest income	$25,451	$12,586	$12,865

(dollars in thousands)	2019	2018	Change
Account maintenance and deposit service fees	$7,159	$5,959	$1,200
Income from bank-owned life insurance	1,699	1,983	(284)
Equity loss from mortgage affiliate	1,191	(894)	2,085
Gain on sales of investment securities	—	—	—
Recoveries related to acquired charged-off loans and investment securities	1,537	2,610	(1,073)
Other	1,000	541	459
Total noninterest income	$12,586	$10,199	$2,387

Noninterest income increased 102% to $25.5 million for the year ended December 31, 2020, compared to $12.6 million for the year ended December 31, 2019. The $12.9 million increase was primarily driven by a $9.6 million increase in equity gain from the Company’s mortgage affiliate and $5.0 million increase in recoveries related to acquired charged-off loans and investment securities. Equity gain from the Company’s mortgage affiliate increased $9.6 million driven by higher margins on closed loans and materially higher volumes from refinance activity as well as production from new hires and teams that were on-boarded in 2019. The increase was also attributable to a recovery related to a previously charged-off acquired loan of approximately $2.0 million during 2020. These increases were partially offset by a decrease of $639 thousand in account maintenance and deposit service fees primarily in account service charges and non-sufficient funds fee. Income from bank-owned life insurance decreased $140 thousand due to death benefits paid in 2019.

Noninterest Expense

The following tables present the major categories of noninterest expense for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended
	December 31,
(dollars in thousands)	2020	2019	Change
Salaries and benefits	$36,675	$26,261	$10,414
Occupancy expenses	6,142	6,204	(62)
Furniture and equipment expenses	2,725	2,719	6
Amortization of core deposit intangible	1,364	1,418	(54)
Virginia franchise tax expense	2,457	2,251	206
Data processing expense	3,178	2,381	797
Telephone and communication expense	1,497	1,615	(118)
Net (gain) loss on other real estate owned	960	(38)	998
Professional fees	4,726	3,612	1,114
Other operating expenses	8,016	10,169	(2,153)
Total noninterest expenses	$67,740	$56,592	$11,148

(dollars in thousands)	2019	2018	Change
Salaries and benefits	$26,261	$27,706	$(1,445)
Occupancy expenses	6,204	6,628	(424)
Furniture and equipment expenses	2,719	2,795	(76)
Amortization of core deposit intangible	1,418	1,445	(27)
Virginia franchise tax expense	2,251	1,839	412
FDIC assessment	—	—	—
Data processing expense	2,381	1,885	496
Telephone and communication expense	1,615	2,035	(420)
Amortization of FDIC indemnification asset			—
Net (gain) loss on other real estate owned	(38)	360	(398)
Professional fees	3,612	1,644	1,968
Other operating expenses	10,169	7,423	2,746
Total noninterest expenses	$56,592	$53,760	$2,832

Noninterest expenses were $67.7 million during the year ended December 31, 2020, compared to $56.6 million during the year ended December 31, 2019. The 19.7% increase in noninterest expenses was primarily due to an increase in employee compensation and benefits expense, higher legal and professional fees and higher data processing expense, partially offset by lower other operating expenses. Employee compensation and benefits expense totaled $36.7 million and $26.3 million for the year ended December 31, 2020 and 2019, respectively. The increase was associated with a pre-tax management restructuring expense of $5.6 million in 2020 and increased staffing in the commercial lending and Panacea Financial divisions along with the modified incentive and bonus plans and increased costs associated with recruitment in 2020. The increase in noninterest expense during the year ended December 31, 2020 was also attributable to a $1.1 million increase in professional fees driven by higher consulting and legal services and a $797 thousand increase in data processing expense. We also recorded net loss of $960 thousand on other real estate owned for the year ended December 31, 2020 compared to a net gain of $38 thousand for the year ended December 31, 2019. The decrease in other operating expenses was driven by a pre-tax nonrecurring loss of $3.2 million with related legal expense of $502 thousand during 2019 that did not recur, partially offset by increased expenses associated with our pending name change and rebranding efforts.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $3.09 billion as of December 31, 2020 and $2.72 billion as of December 31, 2019. Total loans increased 11.6%, from $2.19 billion at December 31, 2019 to $2.44 billion at December 31, 2020, with loan growth in

2020 primarily due to PPP loan originations. Excluding PPP loans, loans outstanding decreased $65.0 million, or 3.0%, since December 31, 2019. Total deposits were $2.43 billion at December 31, 2020 compared to $2.12 billion at December 31, 2019 and total equity was $390.6 million and $377.2 million at December 31, 2020 and December 31, 2019, respectively.

Loans

Total loans, net of deferred fees were $2.44 billion and $2.19 billion at December 31, 2020 and 2019, respectively. Loan growth in 2020 was primarily due to PPP loan originations, which totaled $319.4 million at December 31, 2020. Excluding PPP loans, loans outstanding decreased $65.0 million, or 3.0%, since December 31, 2019. As of December 31, 2020, we had $122.0 million of loans on deferral, or 5.75% of total loans excluding PPP loans. Hotel loans account for 58.9% of all deferrals with 27.1% of the hotel portfolio deferred at December 31, 2020.

As of December 31, 2020 and 2019, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

The following table summarizes the composition of our loans, net of unearned income, at December 31 for the years indicated (in thousands):

	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$435,078	17.8%	$414,479	19.0%	$407,031	18.7%	$401,847	19.5%	$154,807	16.6%
Commercial real estate - non-owner occupied	600,706	24.6%	559,195	25.6%	540,698	24.8%	440,700	21.4%	279,634	29.9%
Secured by farmland	11,662	0.5%	17,622	0.8%	20,966	1.0%	23,038	1.1%	541	0.1%
Construction and land development	103,264	4.2%	150,750	6.9%	146,654	6.7%	197,972	9.6%	91,067	9.8%
Residential 1-4 family	557,257	22.8%	604,777	27.7%	565,083	25.9%	483,006	23.4%	230,810	24.8%
Multi- family residential	107,267	4.4%	82,055	3.8%	82,516	3.8%	70,892	3.4%	30,021	3.2%
Home equity lines of credit	91,606	3.7%	109,006	5.0%	128,225	5.9%	152,829	7.4%	29,203	3.1%
Total real estate loans	1,906,840	78.0%	1,937,884	88.7%	1,891,173	86.8%	1,770,284	85.8%	816,083	87.5%

Commercial loans	187,060	7.7%	221,447	10.1%	255,441	11.7%	253,258	12.3%	115,365	12.4%
Paycheck protection program loans	319,428	13.1%	—	—%	—	—%	—	—%	—	—%
Consumer loans	22,290	0.9%	26,304	1.2%	32,347	1.5%	39,374	1.9%	856	0.1%
Total Non-PCD loans	2,435,618	99.6%	2,185,635	100%	2,178,961	100%	2,062,916	100%	932,304	100%
PCD loans	8,908	0.4%
Total loans	2,444,526	100.0%
Plus (less) deferred costs (fees) on loans	(4,030)		412		(137)		(588)		(1,889)
Loans, net of deferred fees	$2,440,496		$2,186,047		$2,178,824		$2,062,328		$930,415

The following table sets forth the contractual maturity ranges of the construction and land development and commercial loan portfolios and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2020 (in thousands):

		After 1 Year
		Through 5 Years		After 5 Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
Construction and land development	$74,442	$10,214	$7,413	$5,048	$6,147	$103,264
Commercial	100,322	354,880	7,161	8,457	35,668	506,488
Total	$174,764	$365,094	$14,574	$13,505	$41,815	$609,752

Asset Quality; Past Due Loans and Nonperforming Assets

Asset quality remained solid during 2020. The outbreak of COVID-19 and resulting economic instability has had and will likely continue to have an impact on our asset quality, but it is currently unknown to what extent. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections. We defer COVID-impacted loans to end of the deferral date and track delinquency from end of that new deferral date. During the third and fourth quarter of 2020, the Company saw a substantial amount of deferred loans return to traditional loan terms.

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

The following table presents a comparison of nonperforming assets as of December 31, for the years indicated (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019 (1)	2018 (1)	2017 (1)	2016 (1)
Nonaccrual loans	$14,462	$8,900	$6709	$16,931	$3,795
Loans past due 90 days and accruing interest	—	—	—	—	—
Total nonperforming loans	14,462	8,900	6,709	16,931	3,795
Other real estate owned	3,078	6,224	5,077	7,577	8,617
Total nonperforming assets	$17,540	$15,124	$11,786	$24,508	$12,412

Troubled debt restructurings	$987	$697	$692	$672	$688
SBA guaranteed amounts included in nonaccrual loans	$3,076	$4,129	$3,391	$4,664	$2,173

Allowance for credit losses to nonperforming loans	251.32%	115.30%	207.63%	55.50%	226.88%
Allowance for credit losses to total loans	1.52%	0.47%	0.57%	0.46%	0.95%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.47%	0.41%	0.28%	0.77%	0.92%
(2)	Included non-covered loans and non-covered assets.

Not included in the table above are $122.0 million of loans that were subject to COVID-related deferrals at December 31, 2020. Some of these loans may become potential problem loans in 2021.

OREO at December 31, 2020 was $3.1 million, compared to $6.2 million at December 31, 2019. The decrease was primarily driven by sale of properties and write-downs on OREO during 2020.

Loans acquired in a transaction covered under an FDIC loss-share agreement expired on December 31, 2019 and therefore any references to “non-covered” loans do not apply to any periods after December 31, 2019. Nonaccrual loans were $14.5 million (excluding $3.1 million of loans fully covered by SBA guarantees) at December 31, 2020, compared to $4.8 million (non-covered and excluding $4.1 million of loans fully covered by SBA guarantees) at December 31, 2019, an increase of 202%. The ratio of non-covered nonperforming assets (excluding the SBA guaranteed loans) to total non-covered assets was 0.41% at December 31, 2019 and the ratio of nonperforming assets (excluding the SBA guaranteed loans) to total assets was 0.47% at December 31, 2020, an increase of 6 basis points.

At December 31, 2020, our total substandard loans totaled $44.6 million. Included in the total substandard loans were SBA guarantees of $2.3 million. Special mention loans totaled $30.0 million at December 31, 2020.

As of December 31, 2020, there were seven TDR loans in the amount of $987 thousand primarily due to the economic impact of COVID-19. There have been no defaults of TDRs modified during the past twelve months.

We identify potential problem loans based on loan portfolio credit quality. We define our potential problem loans as our classified/criticized loans less total nonperforming loans noted above. At December 31, 2020, our potential problem loans totaled $30.2 million.

Allowance for Credit Losses

We are very focused on the asset quality of our loan portfolio, both before and after the loan is made. We have established underwriting standards that we believe are effective in maintaining high credit quality in our loan portfolio. We have experienced loan officers who take personal responsibility for the loans they underwrite, a standing credit committee that reviews each loan application carefully, and a requirement that loans over $1.5 million must be approved by the Executive Credit Committee consisting of the President and CEO, Chief Credit Officer, Chief Credit Risk Officer, Chief SBA Lending Officer, Director of Small Business and Consumer Lending, and the Commercial Credit Risk Officer. Loans in the amount of $20.0 million to legal lending limit are approved by the full Board of Directors or two outside directors. Loans up to $500 thousand must be approved by one regular and one Senior member of our standing Credit Committee, loans in the amount of $500 thousand to $1.5 million must be approved by one regular, one Senior and one executive member (President and CEO or Chief Credit officer) of our standing Credit Committee.

Our allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management evaluates the allowance at least quarterly. In addition, on a quarterly basis our board of directors reviews our loan portfolio, evaluates credit quality, reviews the loan loss provision and the allowance for credit losses and makes changes as may be required. In evaluating the allowance, management and the board of directors consider the growth, composition and industry diversification of the loan portfolio, historical loan loss experience, current delinquency levels and all other known factors affecting loan collectability.

The allowance for credit losses is based on the CECL methodology and represents management’s estimate of an amount appropriate to provide for expected credit losses in the loan portfolio in the normal course of business. This estimate is based on historical credit loss information adjusted for current conditions and reasonable and supportable forecasts applied to various loan types that compose our portfolio, including the effects of known factors such as the economic environment within our market area will have on net losses. The allowance is also subject to regulatory examinations and determination by the regulatory agencies as to the appropriate level of the allowance.

Our loan review program is administrated by the Chief Credit Risk Officer who reports the results directly to the Audit Committee of the Board of Directors. The Bank’s credit policy specifies that “Internal Loan review is responsible for performing a full scope review and written report of loans with a total dollar commitment amount equal to 30% of commercial loans outstanding at the previous year-end including Construction and Development, Nonfarm nonresidential (CRE) and commercial and Industrial. External loan review is responsible for reviewing 50% of the same portfolio at previous year end based on a judgmental sample including loans internally reviewed, and classified and criticized loans. On a combined basis loan reviews on at least 80% of the specified portfolio of loans outstanding at prior year end.” In 2020, internal loan review performed loan reviews on loans and commitments totaling 12.8% of this loan portfolio outstanding as of December 31, 2019. An independent third party consultant performed loan reviews on 68.74% of this portfolio. In 2020, internal and external loan reviews were performed on 81.54% of the specified portfolio of loans. In 2020 we plan to have the independent third-party consultant review loans and commitments totaling at least 50% of the loan portfolio outstanding as of December 31, 2020, and another 30% reviewed internally. Loan reviews totaling at least 80% of the specified commercial loan portfolio outstanding at December 31, 2020 will be performed. The purpose of loan review by a third-party is to validate management’s assessment of risk of the individual loans in the portfolio and to determine whether the loan was approved, underwritten and is being monitored in accordance with the Bank’s credit policy and regulatory guidance. Management’s risk assessment of individual loans takes into consideration among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and current payment status.

The following table sets forth the allowance for credit/loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated (in thousands):

	As of December 31,
	2020		2019		2018		2017		2016
		Percent of		Percent of		Percent of		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by	Allowance	Loans by	Allowance	Loans by	Allowance	Loans by
	for Credit	Category to	for Loan	Category to	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
Commercial real estate (1)	$19,641	47.2%	$2,530	49.1%	$2,471	48.2%	$2,011	45.4%	$2,389	49.8%
Construction and land development	1,815	4.2%	683	6.9%	821	6.7%	692	9.6%	752	9.8%
Residential 1-4 family (2)	10,480	26.5%	1,266	32.7%	1,106	31.8%	1,586	30.8%	1,279	27.9%
Commercial loans	1,498	20.7%	4,518	10.1%	6,497	11.7%	4,496	12.3%	3,366	12.4%
Consumer loans	517	0.9%	190	1.2%	224	1.5%	612	1.9%	78	0.1%
PCD loans	2,394	0.4%	—	—%	—	—%	—	—%	—	—%
Total	36,345	100.0%	9,187	100.0%	11,119	100.0%	9,397	100.0%	7,864	100.0%
Allowance for acquired loans	—		900		600		—		—
Total allocated allowance	36,345		10,087		11,719		9,397		7,864
Unallocated allowance	—		174		564		—		746
Total	$36,345		$10,261		$12,283		$9,397		$8,610
(1)	Includes owner and non-owner occupied loans, loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The following table presents an analysis of the allowance for credit losses for the periods indicated (in thousands):

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Balance, beginning of period	$10,261	$12,283	$9,397	$8,610	$8,421
Provision charged to operations:
Adoption of ASC 326	8,292	—	—	—	—
Total provisions (credits)	19,450	350	4,200	8,625	4,912
Recoveries credited to allowance:
Real estate - commercial (1)	140	213	15	431	8
Real estate - construction, land and other	—	—	—	1	121
Real estate - residential 1-4 family (2)	418	306	125	17	10
Commercial	94	351	1,626	538	96
Consumer	33	36	18	4	4
Total recoveries	685	906	1,784	991	239
Loans charged off:
Real estate - commercial (1)	52	1,645	400	100	799
Real estate - construction, land and other	—	—	—	—	449
Real estate - residential 1-4 family (2)	433	742	842	369	22
Commercial	1,734	622	1,566	8,250	3,370
Consumer	124	269	290	110	322
Total loans charged-off	2,343	3,278	3,098	8,829	4,962
Net charge-offs	1,658	1,314	7,838	4,723	2,164
Balance, end of period	$36,345	$10,261	$12,283	$9,397	$8,610

Net charge-offs to average loans, net of unearned income	0.07%	0.11%	0.06%	0.51%	0.53%
(1)	Includes owner and non-owner occupied loans, loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

In 2020, we had loan charge-offs totaling $2.3 million, compared to $3.3 million in 2019.

We believe that the allowance for credit losses at December 31, 2020 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for credit losses in future periods if the results of their reviews warrant additions to the allowance for credit losses.

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

We classify our investment securities as either held to maturity or available for sale. Debt investment securities that Southern National has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Investment securities classified as available for sale are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Investment securities available for sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Investment securities totaling $40.7 million were in the held to maturity portfolio at December 31, 2020, compared to $72.5 million at December 31, 2019. Investment securities totaling $153.2 million were in the available for sale portfolio at December 31, 2020, compared to $164.8 million at December 31, 2019. During 2020 and 2019, $38.9 million and $45.1 million, respectively, of available for sale investment securities and $15.2 million and $15.3 million, respectively, of held to maturity investment securities were purchased. During 2020, $1.9 million and $1.7 million, respectively, of available for sale investment securities and held to maturity investment securities were sold. No investment securities were sold during 2019.

During 2020, we sold all the pooled trust preferred investment securities.

We recognized no credit impairment charges related to credit losses during 2020 or 2019.

Investment securities in our portfolio as of December 31, 2020 were as follows:

●	residential government-sponsored collateralized mortgage obligations in the amount of $30.5 million;
●	agency residential government-sponsored mortgage-backed securities in the amount of $62.1 million;
●	corporate bonds in the amount of $15.1 million;
●	commercial mortgage-backed securities in the amount of $30.2 million;
●	SBA loan pool securities in the amount of $11.4 million;
●	callable agency securities in the amount of $11.1 million;
●	municipal bonds in the amount of $33.6 million (fair value of $33.8 million) with a taxable equivalent yield of 3.3% and ratings as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$10,855	AAA	$12,430
Aa1	6,755	AA+	7,196
Aa2	3,923	AA	5,120
Aa3	695	AA-	1,831
A1	2,326	A+	1,003
A2	1,003	A	822
Baa1	—	BBB+	—
NA	8,260	NA	5,415
Total	$33,817	Total	$33,817

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

	December 31,
	2020	2019	2018
Available for sale securities:
Residential government-sponsored mortgage-backed securities	$37,060	$48,979	$27,302
Obligations of states and political subdivisions	24,042	17,582	18,055
Corporate securities	15,079	2,012	2,008
Trust preferred securities	—	2,568	2,641
Residential government-sponsored collateralized mortgage obligations	29,416	36,689	43,057
Government-sponsored agency securities	6,075	14,822	3,125
Agency commercial mortgage-backed securities	30,190	27,731	27,304
SBA pool securities	11,371	14,437	19,885
Total	$153,233	$164,820	$143,377

Held to maturity investment securities:
Residential government-sponsored mortgage-backed securities	$25,037	$22,925	$9,699
Obligations of states and political subdivisions	9,594	15,071	21,496
Trust preferred securities	—	1,938	2,610
Residential government-sponsored collateralized mortgage obligations	1,090	3,128	6,001
Government-sponsored agency securities	5,000	29,386	52,656
Total	$40,721	$72,448	$92,462

The following table sets forth the amortized cost, fair value, and weighted average yield of our investment securities by contractual maturity at December 31, 2020. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Investment Securities Available for Sale
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due after one year through five years	$2,341	$2,486	2.70%
Due after five years through ten years	8,253	8,631	2.84%
Due after ten years	12,372	12,925	2.10%
	22,966	24,042	2.42%
Corporate securities
Due after one year through five years	2,000	2,004	5.77%
Due after five years through ten years	11,000	11,065	4.67%
Due after ten years	2,000	2,010	4.50%
	15,000	15,079	4.79%
Government-sponsored agency securities
Due after one year through five years	1,500	1,566	2.00%
Due after ten years	4,485	4,509	2.09%
	5,985	6,075	2.07%
Residential government-sponsored mortgage-backed securities
Due after one year through five years	6,334	6,731	2.46%
Due after five years through ten years	1,453	1,509	2.06%
Due after ten years	27,655	28,820	1.99%
	35,442	37,060	2.08%
Residential government-sponsored collateralized mortgage obligations
Due after five years through ten years	8,229	8,451	1.40%
Due after ten years	20,451	20,965	1.39%
	28,680	29,416	1.39%
Agency commercial mortgage-backed securities
Due less than one year	5,466	5,523	1.91%
Due after one year through five years	19,455	20,299	2.23%
Due after five years through ten years	4,197	4,368	1.74%
	29,118	30,190	2.10%
SBA pool securities
Due after one year through five years	234	233	2.61%
Due after five years through ten years	4,622	4,697	2.30%
Due after ten years	6,585	6,441	2.21%
	11,441	11,371	2.26%
	$148,632	$153,233	2.29%

	Investment Securities Held to Maturity
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due less than one year	$1,443	$1,462	1.72%
Due after one year through five years	1,963	2,052	2.46%
Due after five years through ten years	2,183	2,231	3.03%
Due after ten years	4,005	4,031	5.87%
	9,594	9,776	3.90%
Government-sponsored agency securities
Due after ten years	5,000	5,163	3.34%
	5,000	5,163	3.34%
Residential government-sponsored mortgage-backed securities
Due after five years through ten years	1,503	1,556	2.01%
Due after ten years	23,534	24,208	1.23%
	25,037	25,764	1.28%
Residential government-sponsored collateralized mortgage obligations
Due after ten years	1,090	1,129	1.56%
	1,090	1,129	1.56%
	$40,721	$41,832	2.16%

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

Total deposits increased 14.5% to $2.43 billion at December 31, 2020 from $2.12 billion at December 31, 2019. Noninterest-bearing demand deposits increased from a year-end 2019 level of $339.2 million to $440.7 million as of December 31, 2020. Time deposits decreased from $783.0 million to $490.0 million and savings accounts increased from $144.5 million to $183.8 million over the same period. As of December 31, 2020, we had brokered certificates of deposit in the amount of $270 thousand and brokered money market deposits of $55.2 million. At December 31, 2019, we had brokered certificates of deposit in the amount of $114.1 million, and we had brokered money market deposits of $24.4 million.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(in thousands)
Noninterest-bearing demand deposits	$416,249		$332,924		$336,380
Interest-bearing deposits:
Savings accounts	167,567	0.29%	145,855	0.32%	159,865	0.32%
Money market accounts	508,260	0.82%	439,097	1.76%	328,142	0.93%
NOW and other demand accounts	481,470	0.73%	360,254	0.83%	324,797	0.46%
Time deposits	645,123	1.88%	868,420	2.23%	808,718	1.63%
Total interest-bearing deposits	1,802,420	1.13%	1,813,626	1.69%	1,621,521	1.12%
Total deposits	$2,218,669		$2,146,550		$1,957,902

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

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2020 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$100,793	$85,056	$74,773	$81,738	$342,360

We use borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2020 and 2019, total FHLB borrowings were $100.0 million and $121.6 million, respectively. At December 31, 2020, we had $689.1 million of unused and available FHLB lines of credit.

Other borrowings can consist of FHLB convertible advances, FHLB overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at December 31, 2020 and 2019 was $16.1 million and $12.9 million, respectively.

Other borrowings consist of the following (in thousands):

	December 31,
	2020	2019	2018
FHLB convertible advances maturing 3/1/2030	$100,000	$—	$—
FHLB overnight advances	—	81,000	5,500
Short-term FHLB advances maturing 3/10/2020	—	40,640	—
Short-term FHLB advances maturing 6/27/2019	—	—	40,000
Short-term FHLB advances maturing 6/18/2019	—	—	27,200
Short-term FHLB advances maturing 6/12/2019	—	—	10,000
Short-term FHLB advances maturing 6/11/2019	—	—	80,640
Total FHLB advances	100,000	121,640	163,340
Securities sold under agreements to repurchase	16,065	12,883	18,721
Total	$116,065	$134,523	$182,061

Weighted average interest rate at year end	3.55%	1.75%	2.68%

For the periods ended December 31, 2020, 2019 and 2018:
Average outstanding balance	$118,099	$125,340	$324,155
Average interest rate during the year	0.89%	2.30%	1.91%

Maximum month-end outstanding balance	$273,893	$174,739	$411,511

Junior Subordinated Debt and Senior Subordinated Notes

The Company has $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a Trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”). At December 31, 2020 and 2019, we had $9.7 million and $9.6 million, respectively, of Junior Subordinated Debt outstanding. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of December 31, 2020 and 2019, the interest rate was 3.18% and 4.85%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At December 31, 2020, all of the trust preferred securities qualified as Tier 1 capital.

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

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At December 31, 2020, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital.

In 2017, the Company assumed the Senior Subordinated Note Purchase Agreement dated April 22, 2015 with certain institutional accredited investors, pursuant to which $20.0 million in aggregate principal amount of its 6.50% Fixed-to-

Floating Rate Subordinated Notes due 2025 was sold to the investors. At December 31, 2020, 80% of the Senior Subordinated Notes qualified as Tier 2 capital. On February 1, 2021, 100% of the notes were redeemed.

On August 25, 2020, Southern National completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030 (the “SNBV Subordinated Notes”). The SNBV Subordinated Notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark Rate, which is expected to be three-month Term SOFR, plus 531 basis points for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark Rate is less than zero, the Benchmark Rate shall be deemed to be zero. At December 31, 2020, all of the SNBV Subordinated Notes qualified as Tier 2 capital.

Interest Rate Sensitivity and Market Risk

We are engaged primarily in the business of investing funds obtained from deposits and borrowings into interest-earning loans and investments. Consequently, our earnings depend to a significant extent on our net interest income, which is the difference between the interest income on loans and other investments and the interest expense on deposits and borrowings. To the extent that our interest-bearing liabilities do not reprice or mature at the same time as our interest-earning assets, we are subject to interest rate risk and corresponding fluctuations in net interest income. Our Asset-Liability Committee (“ALCO”) meets regularly and is responsible for reviewing our interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The policies established by the ALCO are reviewed and approved by our Board of Directors. We have employed asset/liability management policies that seek to manage our net interest income, without having to incur unacceptable levels of credit or investment risk.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of December 31, 2020 and 2019. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 100 basis point decrease in interest rates at December 31, 2020 and 2019.

	Sensitivity of Economic Value of Equity
	As of December 31, 2020
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$339,057	$5,568	1.67%	10.98%	86.81%
Up 300	341,652	8,163	2.45%	11.06%	87.48%
Up 200	342,561	9,072	2.72%	11.09%	87.71%
Up 100	343,842	10,353	3.10%	11.13%	88.04%
Base	333,489	—	—%	10.80%	85.39%
Down 100	282,586	(50,903)	(15.26)%	9.15%	72.36%

	Sensitivity of Economic Value of Equity
	As of December 31, 2019
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$323,871	$(45,102)	(12.22)%	11.90%	85.85%
Up 300	336,822	(32,151)	(8.71)%	12.37%	89.29%
Up 200	349,192	(19,781)	(5.36)%	12.83%	92.56%
Up 100	363,935	(5,038)	(1.37)%	13.37%	96.47%
Base	368,973	—	0.00%	13.55%	97.81%
Down 100	353,371	(15,602)	(4.23)%	12.98%	93.67%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2020 and 2019 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines at December 31, 2020 and 2019.

	Sensitivity of Net Interest Income
	As of December 31, 2020
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base

	(dollar amounts in thousands)
Up 400	$78,988	$(4,760)	2.89%	(0.17)%
Up 300	80,341	(3,407)	2.94%	(0.12)%
Up 200	81,604	(2,144)	2.99%	(0.07)%
Up 100	83,039	(709)	3.04%	(0.02)%
Base	83,748	—	3.06%	—%
Down 100	82,667	(1,081)	3.02%	(0.04)%

	Sensitivity of Net Interest Income
	As of December 31, 2019
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base

	(dollar amounts in thousands)
Up 400	$74,096	$(8,158)	3.00%	(0.33)%
Up 300	76,355	(5,899)	3.09%	(0.24)%
Up 200	78,458	(3,796)	3.18%	(0.15)%
Up 100	80,649	(1,605)	3.27%	(0.06)%
Base	82,254	—	3.33%	—%
Down 100	81,273	(981)	3.29%	(0.04)%

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

Liquidity and Funds Management

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. Historically, our level of core deposits has been insufficient to fully fund our lending activities. As a result, we have sought funding from additional sources, including institutional certificates of deposit and the sale of available for sale investment securities. In addition, we maintain lines of credit with the FHLB of Atlanta, federal funds lines of credit with three correspondent banks and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers. For additional information about borrowings and anticipated principal repayments refer to the discussion about Contractual Obligations below and “Item 8. Financial Statements and Supplementary Data, Note 9 – Securities Sold Under Agreements To Repurchase And Other Short-Term Borrowings and Note 10 – Junior Subordinated Debt and Senior Subordinated Notes.”

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

During the year ended December 31, 2020, we funded our financial obligations with deposits and borrowings from the FHLB of Atlanta. At December 31, 2020, we had $355.3 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in less than one year was $369.7 million as of December 31, 2020. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

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

While the Company believes that wholesale funding markets have remained open to us in the economic environment caused by COVID-19, the rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession causes a large number of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding. As of December 31, 2020, Southern National was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2020, Southern National has no material commitments or long-term debt for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. We and the Bank are subject to risk-based capital adequacy requirements imposed by the Federal Reserve.

See “Item 1. Business, Supervision and Regulation—Capital Requirements.”

The following table provides a comparison of the leverage and risk-weighted capital ratios of Sonabank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital		Actual Ratio at
	Adequacy	To Be Categorized	December 31,	December 31,
	Purposes	as Well Capitalized (1)	2020	2019
Sonabank
Common equity tier 1 capital ratio	7.00%	6.50%	15.83%	14.81%
Tier 1 risk-based capital ratio	8.50%	8.00%	15.83%	14.81%
Total risk-based capital ratio	10.50%	10.00%	17.09%	15.29%
Leverage ratio	4.00%	5.00%	11.25%	12.07%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2020. The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.

	Contractual Obligations
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total

	(in thousands)
Certificates of deposit (1)	$369,743	$105,008	$15,262	$35	$490,048
Repurchase agreements	16,065	—	—	—	16,065
FHLB advances	100,000	—	—	—	100,000
Junior subordinated debt	—	—	—	10,310	10,310
Senior subordinated notes	—	—	—	107,000	107,000
Operating leases	2,542	3,791	1,123	1,376	8,832
Total	$488,350	$108,799	$16,385	$118,721	$732,255
(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $15.9 million and $17.7 million as of December 31, 2020 and 2019, respectively.

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

At December 31, 2020 and 2019, we had unfunded lines of credit and undisbursed construction loan funds totaling $355.3 million and $324.8 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 3 - Loans and Allowance, as if such commitments were funded.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

This information is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

Southern National Bancorp of Virginia, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern National Bancorp of Virginia, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Southern Trust Mortgage, LLC (“STM”) as of and for the year ended December 31, 2020.  STM, an affiliate of the Company, is accounted for as an equity method investment.  The Company’s financial statements for the year ended December 31, 2020 reported an equity gain from mortgage affiliate totaling $10.8 million, or approximately 36% of the Company’s income before income taxes.  STM’s financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for STM, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter(s) below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

As described in Notes 1 and 3 to the financial statements, the Company’s allowance for credit losses was $36.3 million at December 31, 2020. As further described in Notes 1 and 3, the Company adopted ASC Topic 326 Financial Instruments – Credit Losses as of January 1, 2020.

The Company’s allowance for credit losses (“ACL”) is measured on a pooling basis when similar risk characteristics exist, and by individually evaluating loans that do not share similar risk characteristics. The Company measures the ACL using a combination of probability of default (PD), probability of attrition (PA), loss given default (LGD), and exposure at default (EAD), calculated based on the application of historical loss experience, and adjusted for a reasonable and supportable forecast. Estimates are qualitatively adjusted for risk factors that are not considered within the quantitative modeling process. Estimating an appropriate allowance requires management to make numerous assumptions about losses that will occur over the remaining contractual life of loans recorded as of the balance sheet date. The most significant judgments in the ACL as of December 31, 2020 include the determination of a reasonable and supportable forecast and the impact of qualitative factors.

We identified the ACL as a critical audit matter. The principal considerations for our determination of the ACL as a critical audit matter included the high degree of judgment and subjectivity relating to management’s determination of reasonable and supportable forecasts and the identification and measurement of the qualitative factors.  In turn, auditing management’s judgments regarding credit loss estimates and assumptions, specifically the determination of reasonable and supportable forecasts and qualitative factors involved a high degree of subjectivity and an increased extent of audit effort.

The primary procedures we performed to address this critical audit matter included:

●	Tested the design and operating effectiveness of controls relating to management’s determination of the ACL, including controls relating to the:
o	Completeness and accuracy of input into the model used to determine the ACL.
o	Performance of an independent model validation and appropriate responses to any findings.
o	The determination of a reasonable and supportable forecast.
o	The determination of qualitative factors.
●	We evaluated management’s application of qualitative adjustments, including testing the accuracy of the supporting calculations, evaluating whether the qualitative factors appropriately addressed risks that were not fully accounted for in the quantitative ACL component of the methodology, and evaluating the appropriateness and level of the qualitative factor adjustments.

●	We evaluated management’s determination of a reasonable and supportable forecast, including testing the application of the forecast in quantitative ACL calculation. We also utilized our internal specialists to assist us in testing the application of the forecast to the ACL calculation.

Goodwill Impairment Assessment

As described in Notes 1 and 7 to the financial statements, the Company’s goodwill balance was $101.9 million at December 31, 2020, which is allocated to the Company’s reporting units. Goodwill is tested for impairment at least annually at the reporting unit level. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions in determining the appropriate valuation methodology and key inputs to the selected methodology.

We identified the Company’s goodwill impairment assessment as a critical audit matter. Management makes estimates and assumptions for each reporting unit. As a result, auditing the reasonableness of management’s significant estimates and assumptions involves a higher degree of judgment and subjectivity.

The primary procedures we performed to address this critical audit matter included:

●	We tested the design and operating effectiveness of controls relating to management’s goodwill impairment test, including the evaluation of key assumptions used in the quantitative assessment of the fair value, particularly the selection of a peer group and the control premium incorporated into the methodologies used to determine fair value of the reporting units.
●	We tested key financial data used within the valuation to supporting evidence.
●	We evaluated, with the assistance of our internal valuation specialists, appropriateness of valuation methodologies, the selection of a control premium and of a peer group, and the overall reasonableness of the estimated fair value of the reporting units.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2013.

Greenville, NC

March 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

Southern National Bancorp of Virginia, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Southern National Bancorp of Virginia, Inc.’s (the “Company”)’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Southern National Bancorp of Virginia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Southern National Bancorp of Virginia, Inc. as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and our report dated March 16, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Greenville, NC

March 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southern Trust Mortgage, LLC

Virginia Beach, Virginia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Southern Trust Mortgage, LLC (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in membersʹ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively, referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Richey, May & Co., LLP.

We have served as Southern Trust Mortgage, LLC’s auditor since 2014.

Englewood, Colorado

March 12, 2021

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2020	2019

ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$8,585	$7,909
Interest-bearing deposits in other financial institutions	187,600	24,019
Total cash and cash equivalents	196,185	31,928

Securities available for sale, at fair value	153,233	164,820

Securities held to maturity, at amortized cost (fair value of $41,832 and $72,666, respectively)	40,721	72,448

Total loans	2,440,496	2,186,047
Less allowance for credit losses	(36,345)	(10,261)
Net loans	2,404,151	2,175,786
Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	16,927	17,832
Equity method investment in mortgage affiliate	12,652	5,020
Preferred investment in mortgage affiliate	3,305	3,305
Bank premises and equipment, net	30,306	31,184
Operating lease right-of-use assets	7,511	8,013
Goodwill	101,954	101,954
Core deposit intangibles, net	5,826	7,191
Bank-owned life insurance	65,409	63,850
Other real estate owned	3,078	6,224
Deferred tax assets, net	14,646	11,788
Accrued interest receivable	19,998	8,210
Other assets	12,771	12,617
Total assets	$3,088,673	$2,722,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$440,674	$339,153
Interest-bearing deposits:
NOW accounts	714,752	391,172
Money market accounts	603,318	466,867
Savings accounts	183,814	144,486
Time deposits	490,048	783,040
Total interest-bearing deposits	1,991,932	1,785,565
Total deposits	2,432,606	2,124,718

Securities sold under agreements to repurchase - short term	16,065	12,883
FHLB advances	100,000	121,640
Junior subordinated debt - long term	9,682	9,632
Senior subordinated notes - long term	105,647	47,051
Operating lease liabilities	8,238	8,469
Other liabilities	25,881	20,536
Total liabilities	2,698,119	2,344,929
Commitments and contingencies (See Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,368,612 and 24,181,534 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	243	241
Additional paid in capital	308,870	306,755
Retained earnings	77,956	69,462
Accumulated other comprehensive income	3,485	783
Total stockholders' equity	390,554	377,241
Total liabilities and stockholders' equity	$3,088,673	$2,722,170

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Interest and dividend income:
Interest and fees on loans	$111,647	$112,181	$110,213
Interest and dividends on taxable securities	4,244	5,639	5,752
Interest and dividends on tax exempt securities	486	585	634
Interest and dividends on other earning assets	1,402	2,119	2,308
Total interest and dividend income	117,779	120,524	118,907
Interest expense:
Interest on deposits	20,332	30,602	18,235
Interest on FRB borrowings	424	—	—
Interest on repurchase agreements	96	87	97
Interest on junior subordinated debt	426	589	575
Interest on senior subordinated notes	3,909	2,847	2,847
Interest on other borrowings	952	2,799	6,087
Total interest expense	26,139	36,924	27,841
Net interest income	91,640	83,600	91,066
Provision for credit losses	19,450	350	4,200
Net interest income after provision for credit losses	72,190	83,250	86,866

Noninterest income:
Account maintenance and deposit service fees	6,520	7,159	5,959
Income from bank-owned life insurance	1,559	1,699	1,983
Equity gain (loss) from mortgage affiliate	10,789	1,191	(894)
Realized losses on sales of investment securities	(620)	—	—
Recoveries related to acquired charged-off loans and investment securities	6,500	1,537	2,610
Other	703	1,000	541
Total noninterest income	25,451	12,586	10,199

Noninterest expenses:
Salaries and benefits	36,675	26,261	27,706
Occupancy expenses	6,142	6,204	6,628
Furniture and equipment expenses	2,725	2,719	2,795
Amortization of core deposit intangible	1,364	1,418	1,445
Virginia franchise tax expense	2,457	2,251	1,839
Data processing expense	3,178	2,381	1,885
Telephone and communication expense	1,497	1,615	2,035
Net (gain) loss on other real estate owned	960	(38)	360
Professional fees	4,726	3,612	1,644
Other operating expenses	8,016	10,169	7,423
Total noninterest expenses	67,740	56,592	53,760
Income before income taxes	29,901	39,244	43,305
Income tax expense	6,614	6,077	9,614
Net income	$23,287	$33,167	$33,691
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	$2,789	$4,256	$(1,548)
Reclassification of loss on sales of investment securities	620	—	—
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	12	13	16
Net unrealized gain (loss)	3,421	4,269	(1,532)
Tax effect	719	897	(324)
Other comprehensive income (loss)	2,702	3,372	(1,208)
Comprehensive income	$25,989	$36,539	$32,483
Earnings per share, basic	$0.96	$1.38	$1.40
Earnings per share, diluted	$0.96	$1.36	$1.39

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total
Balance - December 31, 2017	$239	$304,932	$18,753	$(1,152)	$322,772
Reclassification adjustment from accumulated other comprehensive income to retained earnings for adoption of ASU 2018-02			229	(229)	—
Adjusted beginning balance	239	304,932	18,982	(1,381)	322,772
Net income	—	—	33,691	—	33,691
Changes in other comprehensive loss on investment securities (net of tax, $(324))	—	—	—	(1,208)	(1,208)
Dividends on common stock ($0.32 per share)	—	—	(7,688)	—	(7,688)
Issuance of common stock under Stock Incentive Plan	1	442	—	—	443
Stock-based compensation expense	—	280	—	—	280
Balance - December 31, 2018	$240	$305,654	$44,985	$(2,589)	$348,290
Net income	—	—	33,167	—	33,167
Changes in other comprehensive income on investment securities (net of tax, $897)	—	—	—	3,372	3,372
Dividends on common stock ($0.36 per share)	—	—	(8,690)	—	(8,690)
Issuance of common stock under Stock Incentive Plan	1	669	—	—	670
Stock-based compensation expense	—	432	—	—	432
Balance - December 31, 2019	$241	$306,755	$69,462	$783	$377,241
Impact of adoption of ASU 2016-13	—	—	(5,056)	—	(5,056)
Adjusted beginning balance	241	306,755	64,406	783	372,185
Net income	—	—	23,287	—	23,287
Changes in other comprehensive income on investment securities (net of tax, $719)	—	—	—	2,702	2,702
Dividends on common stock ($0.40 per share)	—	—	(9,737)	—	(9,737)
Issuance of common stock under Stock Incentive Plan	1	708	—	—	709
Vesting of restricted stock	1	(1)	—	—	—
Repurchase of restricted stock	—	(135)	—	—	(135)
Stock-based compensation expense	—	1,543	—	—	1,543
Balance - December 31, 2020	$243	$308,870	$77,956	$3,485	$390,554

See accompanying notes to consolidated financial statements.

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$23,287	$33,167	$33,691
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	5,285	5,632	7,403
Amortization of operating lease right-of-use assets	2,909	2,546	—
Accretion of loan discount	(4,346)	(3,859)	(4,534)
Amortization of FDIC indemnification asset	—	649	704
Provision for credit losses	19,450	350	4,200
Earnings on bank-owned life insurance	(1,559)	(1,565)	(1,633)
Equity (gain) loss on mortgage affiliate	(10,789)	(1,191)	894
Stock-based compensation expense	1,543	432	280
Loss on sales of investment securities	620	—	—
Gain on bank-owned life insurance death benefit	—	(134)	(350)
(Gain) loss on other real estate owned	960	(38)	360
Provision (benefit) for deferred income taxes	(1,618)	1,420	3,121
Net (increase) decrease in other assets	(11,942)	(2,203)	213
Net increase (decrease) in other liabilities	5,863	1,558	(2,909)
Net cash and cash equivalents provided by operating activities	29,663	36,764	41,440
Investing activities:
Proceeds from sales of held to maturity investment securities	1,660	—	—
Proceeds from sales of available for sale investment securities	1,910	—	—
Purchases of held to maturity investment securities	(15,197)	(15,260)	—
Purchases of available for sale investment securities	(38,938)	(45,135)	—
Proceeds from paydowns, maturities and calls of available for sale investment securities	50,068	26,283	14,360
Proceeds from paydowns, maturities and calls of held to maturity investment securities	44,738	35,006	5,955
Net decrease of FRB and FHLB stock	905	1,690	7,253
Net increase in loans	(251,000)	(7,059)	(113,845)
Purchase of bank-owned life insurance	—	—	(12,000)
Proceeds from bank-owned life insurance death benefit	—	344	2,278
Sales of other real estate owned, net of improvements	2,663	214	2,140
Proceeds from sales of bank premise and equipment and assets held for sale	—	—	2,136
Purchases of bank premises and equipment	(1,082)	(1,101)	(1,973)
Net cash and cash equivalents used in investing activities	(204,273)	(5,018)	(93,696)
Financing activities:
Net increase in deposits	307,888	27,129	231,671
Cash dividends paid on common stock	(9,737)	(8,690)	(7,688)
Issuance of common stock under Stock Incentive Plan	709	670	443
Repurchase of restricted stock	(135)	—	—
Issuance of subordinated notes, net of cost	58,600	—	—
Net decrease in other borrowings	(18,458)	(47,538)	(169,022)
Net cash and cash equivalents provided by (used in) financing activities	338,867	(28,429)	55,404
Increase in cash and cash equivalents	164,257	3,317	3,148
Cash and cash equivalents at beginning of period	31,928	28,611	25,463
Cash and cash equivalents at end of period	$196,185	$31,928	$28,611
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$27,988	$36,002	$26,129
Income taxes	7,693	4,897	6,672
Supplemental schedule of noncash investing and financing activities:
Transfer from loans to other real estate owned	477	1,323	—

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

Sonabank provides a range of financial services to individuals and small and medium sized businesses. At December 31, 2020, Sonabank had forty-two full-service branches in Virginia and Maryland and through certain internet and mobile applications. Thirty-seven full-service retail branches are in Virginia, located in Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, South Riding, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg, and five full-service retail branches in Maryland, located in Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro. We have administrative offices in Warrenton and Glen Allen, Virginia.

The accounting policies and practices of Southern National and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practice within the banking industry. Major policies and practices are described below:

Principles of Consolidation

The consolidated financial statements include the accounts of Southern National and its subsidiaries Sonabank and EVB Statutory Trust I (the “Trust”). Significant inter-company accounts and transactions have been eliminated in consolidation. Southern National consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where Southern National holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. Southern National owns the Trust which is an unconsolidated subsidiary and the junior subordinated debt owed to the Trust is reported as a liability of Southern National. In addition, Sonabank has an interest in one affiliate, Southern Trust Mortgage, LLC (“STM”). Sonabank owns 48.9% and 100% of STM’s common and preferred stock, respectively. To comply with Regulation S-X, Rule 3-09, audited financial statements of STM as of and for the year ended December 31, 2020 are being filed with Southern National’s Annual Report on Form 10-K as Exhibit 99.1.

Investments in Mortgage Affiliate

Sonabank’s investment in STM’s common stock is accounted for using the equity method. Under the equity method, the carrying value of Sonabank’s investment in STM was originally recorded at cost but is adjusted periodically to record Sonabank’s proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM. Our equity investment in STM as of December 31, 2020 and 2019 was $12.7 million and $5.0 million, respectively.

Sonabank’s investment in STM’s preferred stock is considered to be a non-marketable equity security that does not have a readily determinable fair value. Equity securities with no recurring market value data available are reviewed periodically and any observable market value change are adjusting through net income. Sonabank evaluated this non-marketable equity security for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of STM, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income. Our preferred investment in STM was $3.3 million as of December 31, 2020 and 2019.

Operating Segments

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined it has one unconsolidated reportable segment, which consists of the Sonabank's investment in STM. Sonabank’s share of equity in earnings (losses) from STM for the years ended December 31, 2020, 2019 and 2018 were $10.8 million, $1.2 million and $(894) thousand, respectively.

The chief operating decision maker evaluates segment performance based on STM’s net income (loss). Net income (loss) was $22.2 million, $2.7 million and $(1.6) million for the years ended December 31, 2020, 2019 and 2018, respectively. The primary source of revenue for this segment is gains on sale of mortgage loans held for sale, net of direct costs. For the years ended December 31, 2020, 2019 and 2018, gains on sale of mortgage loans held for sale, net of direct costs were $107.1 million, $45.7 million and $27.2 million, respectively. In evaluating STM’s net income (loss), the chief operating decision maker also assesses salaries, commissions and benefits, which were $84.1 million, $39.0 million and $24.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Also, the chief operating decision maker evaluates segments performance based on STM’s balance sheet. Total mortgage loans held for sale by STM were $143.4 million and $100.2 million as of December 31, 2020 and 2019, respectively. Warehouse lines of credit were $136.1 million and $92.1 million as of December 31, 2020 and 2019, respectively. STM’s total members’ equity was $26.4 million and $11.1 million as of December 31, 2020 and 2019.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include: the determination of the allowance for credit losses (formerly the allowance for loan losses), the fair value of investment securities, credit impairment of investment securities, the valuation of goodwill, other real estate owned (“OREO”) and deferred tax assets.

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

Other investments include stock acquired for regulatory purposes. The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also required to own FRB stock with a par value equal to 6% of capital and FHLB stock of 4.25% of borrowings outstanding. FHLB and FRB stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans

Southern National provides mortgage loans purchased from STM, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans secured by real estate throughout its market area. The ability of Southern National’s debtors to honor their contracts is in varying degrees dependent upon the real estate market conditions and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for the allowance for credit losses, purchased premiums and discounts and any deferred loan fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method without anticipating prepayments.

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

STM is a regional mortgage banking company headquartered in Virginia Beach, Virginia that has mortgage banking originators in Delaware, Virginia, Maryland, North Carolina and South Carolina. STM only originates retail mortgage products.

Sonabank has established underwriting guidelines with STM under which it will purchase residential construction, construction loans that convert to permanent, and permanent loans primarily in its Virginia and Maryland footprint from STM. These will typically be loans that do not conform to FNMA or FHLMC standards because of size or acreage.

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

Southern National has purchased, primarily through acquisitions, individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at fair value such that there is no carryover of the seller’s allowance for credit losses. We adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 which now requires us to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

A purchased financial asset that does not qualify as a PCD asset is accounted for similar to an originated financial asset. Generally, this means that an entity recognizes the allowance for credit losses for non-PCD assets through net income at the time of acquisition. In addition, both the credit discount and non-credit discount or premium resulting from acquiring a pool of purchased financial assets that do not qualify as PCD assets shall be allocated to each individual asset. This combined discount or premium shall be accreted to interest income using the effective yield method.

Allowance for Credit Losses (“ACL”)

As further discussed below, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaced the previous “incurred loss” model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The new current expected credit loss (“CECL”) model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. In connection with the adoption of ASC 326, we revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below.

Allowance For Credit Losses - Held-to-Maturity Securities

The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of held-to-maturity securities to present management's best estimate of the net amount expected to be collected. Held-to-maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on held-to-maturity securities is presented in Note 2 – Investment Securities.

Allowance For Credit Losses - Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, we first assess whether (i) we intend to sell or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

Prior to the adoption of ASU 2016-13, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2020, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Allowance for Credit Losses – Loans

The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, which is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 3 – Loans and Allowance.

Prior to the adoption of ASU 2016-13, the allowance for loan losses on loans was a contra-asset valuation account established through a provision for loan losses charged to expense, which represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans. The allowance for loan losses on loans included allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.”

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

 The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 14 – Financial Instruments with Off-Balance-Sheet Risks.

As discussed above, effective January 1, 2020 we adopted the provisions of ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, we recognized an after-tax cumulative effect reduction to retained earnings totaling $5.1 million, as detailed in the table below. Operating results for periods after January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies.

The following table details the impact of the adoption of ASC 326 on the allowance for credit losses as of January 1, 2020 (in thousands):

				After-tax
				Cumulative
	Pre-Adoption	Impact of	Post-Adoption	Effect On
	Allowance	Adoption	Allowance	Retained Earnings
Securities Held To Maturity:
Obligations of states and political subdivisions	$—	$(1)	$(1)	$—
Total	$—	$(1)	$(1)	$—

Loans:
Commercial real estate - owner occupied	$810	$1,704	$2,514	$(994)
Commercial real estate - non-owner occupied (1)	1,720	2,706	4,426	(1,578)
Construction and land development	683	674	1,357	(393)
Commercial loans	5,418	(3,246)	2,172	1,893
Paycheck Protection Program loans	—	—	—	-
Residential 1-4 family (2)	1,266	4,169	5,435	(2,431)
Other consumer loans	190	187	377	(109)
PCD Loans	—	2,272	2,272	(1,325)
Unallocated	174	(174)	—	101
Total loans	$10,261	$8,292	$18,553	$(4,836)
Off-Balance Sheet Exposures	$—	$360	$360	$(220)
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

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

Bank Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives of 30 years. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases including lease renewals only when the Company is reasonably assured of the aggregate term of the lease. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

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

Goodwill and Intangible Assets

Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

In response to the effects of COVID-19, management determined there to be a triggering event in the third quarter of 2020 warranting a goodwill assessment. For the third quarter 2020 assessment, we performed a step one quantitative assessment to determine if the fair value of all our reporting units was less than its carrying amount. We concluded that the fair value of all our reporting units exceeded its carrying amount and no impairment was present based on management’s assessment.

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

Impairment of Long-Lived Assets

Premises and equipment, core deposit intangible assets, right of use assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Estimates and Uncertainties

Estimates including the carrying value of investment securities, other than temporary impairment of investment securities, the determination of the allowance for credit losses and the valuation of goodwill and intangible assets involves uncertainties and matters of significant judgement regarding interest rates, credit risk, repayments and prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2020 and 2019. Southern National and its subsidiaries file a consolidated U.S. federal tax return; Sonabank files a Maryland state income tax return and Southern National files a franchise tax return. These returns are subject to examination by taxing authorities for all years after 2017.

Restrictions on Cash

No regulatory reserve or clearing requirements with the FRB were needed at December 31, 2020 and 2019.

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

Off Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, Southern National has entered into commitments to extend credit, standby letters of credit, and guarantees of previously sold credit card accounts. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which along with several other subsequent codification updates related to accounting for credit losses, set forth a “current expected credit loss” ("CECL") model requiring the Company to measure all expected credit losses for financial instruments recorded at amortized cost held at the reporting date. The estimate was to be based on historical experience, current conditions and reasonable and supportable forecasts. This replaced the existing incurred loss model and was applicable to the measurement of credit losses on financial assets measured at amortized cost and applied to some off-balance sheet credit exposures. The amendments were effective for the Company beginning January 1, 2020. The Company elected to defer adoption of CECL until the earlier of the termination date of the current national emergency, declared on March 31, 2020, under the National Emergencies Act in connection with the COVID-19 outbreak, or December 31, 2020. The Company adopted ASU 2016-13 effective January 1, 2020 with cumulative adjustment of $5.1 million to retained earnings and implemented as of December 31, 2020 with an adjustment between the allowance for credit losses and the incurred loss model. The adoption of this ASU resulted in an increase of $8.3 million in our allowance for credit losses, including transfers of non-accretable discount on purchased credit-impaired loans. The increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The adoption of this ASU required that we establish an allowance for expected credit losses for certain debt securities and other financial assets which are not material. We did not elect the federal banking agencies’ rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard.

New Accounting Standards Not Yet Adopted:

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

In October 2020, FASB issued ASU 2020-10, Codification Improvements. This ASU clarifies various topics in the Codification, including the addition of existing disclosure requirements to the relevant disclosure sections. ASU 2020-10 is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. Southern National is currently in the process of evaluating the impact of adopting the new guidance on its consolidated financial statements and disclosures.

2.          INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2020
Residential government-sponsored mortgage-backed securities	$35,442	$1,618	$—	$37,060
Obligations of states and political subdivisions	22,966	1,076	—	24,042
Corporate securities	15,000	81	(2)	15,079
Residential government-sponsored collateralized mortgage obligations	28,680	737	(1)	29,416
Government-sponsored agency securities	5,985	90	—	6,075
Agency commercial mortgage-backed securities	29,118	1,087	(15)	30,190
SBA pool securities	11,441	80	(150)	11,371
Total	$148,632	$4,769	$(168)	$153,233

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2019
Residential government-sponsored mortgage-backed securities	$48,540	$455	$(16)	$48,979
Obligations of states and political subdivisions	17,041	541	—	17,582
Corporate securities	2,004	8	—	2,012
Trust preferred securities	2,530	283	(245)	2,568
Residential government-sponsored collateralized mortgage obligations	36,511	217	(39)	36,689
Government-sponsored agency securities	14,823	47	(48)	14,822
Agency commercial mortgage-backed securities	27,557	192	(18)	27,731
SBA pool securities	14,622	11	(196)	14,437
Total	$163,628	$1,754	$(562)	$164,820

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2020
Residential government-sponsored mortgage-backed securities	$25,037	$729	$(2)	$—	$25,764
Obligations of states and political subdivisions	9,594	183	—	(1)	9,776
Residential government-sponsored collateralized mortgage obligations	1,090	39	—	—	1,129
Government-sponsored agency securities	5,000	163	—	—	5,163
Total	$40,721	$1,114	$(2)	$(1)	$41,832

	Amortized	Gross Unrecognized		Fair
	Cost	Gains	Losses	Value
December 31, 2019
Residential government-sponsored mortgage-backed securities	$22,925	$62	$(52)	$22,935
Obligations of states and political subdivisions	15,071	165	(1)	15,235
Trust preferred securities	1,938	99	(2)	2,035
Residential government-sponsored collateralized mortgage obligations	3,128	10	(9)	3,129
Government-sponsored agency securities	29,386	108	(162)	29,332
Total	$72,448	$444	$(226)	$72,666

During 2020 and 2019, $38.9 million and $45.1 million, respectively, of available for sale investment securities and $15.2 million and $15.3 million, respectively, of held to maturity investment securities were purchased. During 2020, $1.9 million and $1.7 million, respectively, of available for sale investment securities and held to maturity investment securities were sold. No investment securities were sold during 2019. Realized losses on sales of investment securities of $620 thousand were recorded for the year ended December 31, 2020.

The fair value and carrying amount of debt investment securities as of December 31, 2020, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$5,841	$6,057	$3,406	$3,513
Due in five to ten years	19,253	19,696	2,183	2,231
Due after ten years	18,857	19,443	9,005	9,195
Residential government-sponsored mortgage-backed securities	35,442	37,060	25,037	25,764
Residential government-sponsored collateralized mortgage obligations	28,680	29,416	1,090	1,129
Agency commercial mortgage-backed securities	29,118	30,190	—	—
SBA pool securities	11,441	11,371	—	—
Total	$148,632	$153,233	$40,721	$41,832

Investment securities with a carrying amount of approximately $125.3 million and $120.5 million at December 31, 2020 and 2019, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of December 31, 2020, Southern National has $1 thousand as allowance for credit losses on held-to-maturity securities.

The following tables present information regarding investment securities available for sale and held to maturity in a continuous unrealized loss position as of December 31, 2020 and 2019 by duration of time in a loss position (in thousands):

December 31, 2020	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Corporate securities	$998	$(2)	$—	$—	$998	$(2)
Residential government-sponsored collateralized mortgage obligations	954	(1)	—	—	954	(1)
Agency commercial mortgage-backed securities	2,170	(15)	—	—	2,170	(15)
SBA pool securities	—	—	8,119	(150)	8,119	(150)
Total	$4,122	$(18)	$8,119	$(150)	$12,241	$(168)

December 31, 2020	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$331	$(1)	$126	$(1)	$457	$(2)
Total	$331	$(1)	$126	$(1)	$457	$(2)

December 31, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$2,686	$(7)	$1,758	$(9)	$4,444	$(16)
Trust preferred securities	—	—	795	(245)	795	(245)
Residential government-sponsored collateralized mortgage obligations	4,253	(25)	3,133	(14)	7,386	(39)
Government-sponsored agency securities	4,924	(48)	—	—	4,924	(48)
Agency commercial mortgage-backed securities	2,833	(6)	3,126	(12)	5,959	(18)
SBA pool securities	1,148	(2)	9,420	(194)	10,568	(196)
Total	$15,844	$(88)	$18,232	$(474)	$34,076	$(562)

December 31, 2019	Less than 12 months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$14,978	$(41)	$1,402	$(11)	$16,380	$(52)
Obligations of states and political subdivisions	2,011	(1)	—	—	2,011	(1)
Trust preferred securities	—	—	53	(2)	53	(2)
Residential government-sponsored collateralized mortgage obligations	1,162	(3)	571	(6)	1,733	(9)
Government-sponsored agency securities	—	—	20,833	(162)	20,833	(162)
Total	$18,151	$(45)	$22,859	$(181)	$41,010	$(226)

During 2020, we sold all of the pooled trust preferred investment securities.

Changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2020, 2019 and 2018 are shown in the table below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains on	Held to Maturity
For the year ended December 31, 2020	Available for Sale	Securities	Total
Beginning balance	$943	$(160)	$783
Current period other comprehensive income	2,693	9	2,702
Ending balance	$3,636	$(151)	$3,485

	Unrealized Holding
	Gains (Losses) on	Held to Maturity
For the year ended December 31, 2019	Available for Sale	Securities	Total
Beginning balance	$(2,419)	$(170)	$(2,589)
Current period other comprehensive income	3,362	10	3,372
Ending balance	$943	$(160)	$783

	Unrealized Holding
	Losses on	Held to Maturity
For the year ended December 31, 2018	Available for Sale	Securities	Total
Beginning balance	$(999)	$(153)	$(1,152)
Amounts reclassified from accumulated other comprehensive loss due to the adoption of ASU 2018-02	(199)	(30)	(229)
Subtotal	(1,198)	(183)	(1,381)
Current period other comprehensive (loss) income	(1,221)	13	(1,208)
Ending balance	$(2,419)	$(170)	$(2,589)

3.          LOANS AND ALLOWANCE

Loans, net of deferred fees, consist of the following at year end (in thousands):

December 31, 2020
Loans secured by real estate:
Commercial real estate - owner occupied	$435,078
Commercial real estate - non-owner occupied	600,706
Secured by farmland	11,662
Construction and land loans	103,264
Residential 1-4 family	557,257
Multi- family residential	107,267
Home equity lines of credit	91,606
Total real estate loans	1,906,840

Commercial loans	187,060
Paycheck Protection Program loans	319,428
Consumer loans	22,290
Total Non-PCD loans	2,435,618
PCD loans	8,908
Plus (less) deferred costs (fees) on loans	(4,030)
Total loans	$2,440,496

December 31, 2019
Loans secured by real estate:
Commercial real estate - owner occupied	$414,479
Commercial real estate - non-owner occupied	559,195
Secured by farmland	17,622
Construction and land loans	150,750
Residential 1-4 family	604,777
Multi- family residential	82,055
Home equity lines of credit	109,006
Total real estate loans	1,937,884

Commercial loans	221,447
Paycheck Protection Program loans	—
Consumer loans	26,304
Subtotal	2,185,635
Plus deferred costs on loans	412
Total loans	$2,186,047

Accounting policy related to the allowance for credit losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $16.4 million and $6.8 million at December 31, 2020 and 2019, respectively and is included in accrued interest receivable in the consolidated balance sheets.

COVID-19 Loan Deferments

The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was published by banking regulators in April 2020 to clarify expectations around loan modifications and the determination of TDRs for borrowers experiencing COVID-19-related financial difficulty.

Southern National applied this regulatory guidance during its troubled debt restructurings (“TDR”) identification process for short-term loan forbearance agreements as a result of COVID-19 and in most cases is not recording these as TDRs.

Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as TDR, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). We implemented deferral arrangements for TDRs in accordance with the CARES Act and bank regulatory guidance. At December 31, 2020, there were 44 loans in COVID-19 related deferment with an aggregate outstanding balance of $122.0 million and were current as of December 31, 2019.

Accretion

Accretable discount on the acquired loans totaled $6.2 million and $11.2 million at December 31, 2020 and 2019, respectively. Accretion associated with the acquired loans held for investment of $4.3 million, $3.9 million and $4.5 million was recognized during the twelve months ended December 31, 2020, 2019 and 2018, respectively.

Impaired Loans

Prior to the adoption of ASC 326 on January 1, 2020, loans were reported as impaired when, based on then current information and events, it was probable we would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment was evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan was impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. Interest payments on impaired loans were typically applied to principal unless collectability of the principal amount was reasonably assured, in which case interest was recognized on a cash basis. Impaired loans, or portions thereof, were charged off when deemed uncollectible.

Impaired loans for the portfolio as of December 31, 2019 were as follows (in thousands):

	Total Loans
		Unpaid
	Recorded	Principal	Related
December 31, 2019	Investment (1)	Balance	Allowance
With no related allowance recorded
Commercial real estate - owner occupied	$6,890	$8,530	$—
Commercial real estate - non-owner occupied (2)	3,120	3,363	—
Construction and land development	345	747	—
Commercial loans	5,049	8,490	—
Residential 1-4 family (3)	1,021	2,719	—
Other consumer loans	—	—	—
Total	$16,425	$23,849	$—

With an allowance recorded
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - non-owner occupied (2)	176	281	1
Construction and land development	—	—	—
Commercial loans	2,498	2,533	957
Residential 1-4 family (3)	2,841	3,243	92
Other consumer loans	39	39	1
Total	$5,554	$6,096	$1,051
Grand total	$21,979	$29,945	$1,051
(1)	Recorded investment is after cumulative prior charge offs of $1.5 million as of December 31, 2019. These loans also have aggregate SBA guarantees of $4.4 million as of December 31, 2019.
(2)	Includes loans secured by farmland and multi-family residential loans.
(3)	Includes home equity lines of credit.

The following tables present the average recorded investment and interest income recognized for impaired loans recognized by class of loans for the years ended December 31, 2019 and 2018 (in thousands):

	Total Loans
	Average	Interest
	Recorded	Income
Year Ended December 31, 2019	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$7,387	$453
Commercial real estate - non-owner occupied (1)	3,205	191
Construction and land development	398	57
Commercial loans	5,254	214
Residential 1-4 family (2)	1,061	149
Other consumer loans	—	—
Total	$17,305	$1,064
With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	182	19
Construction and land development	—	—
Commercial loans	3,027	176
Residential 1-4 family (2)	2,944	111
Other consumer loans	39	—
Total	$6,192	$306
Grand total	$23,497	$1,370

	Total Loans
	Average	Interest
	Recorded	Income
For the Year Ended December 31, 2018	Investment	Recognized
With no related allowance recorded
Commercial real estate - owner occupied	$2,780	$179
Commercial real estate - non-owner occupied (1)	169	22
Construction and land development	—	—
Commercial loans	3,319	92
Paycheck Protection Program Loans	—	—
Residential 1-4 family (2)	1,582	125
Other consumer loans	—	—
Total	$7,850	$418
With an allowance recorded
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied (1)	—	—
Construction and land development	—	—
Commercial loans	2,530	200
Paycheck Protection Program loans	—	—
Residential 1-4 family (2)	1,422	67
Other consumer loans	—	—
Total	$3,952	$267
Grand total	$11,802	$685
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Non-Accrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, we consider the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to our collateral position. Regulatory provisions would typically require the placement of a loan on non-accrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2020 and 2019 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2020	Past Due	Past Due	or More	Past Due	Past Due	Loans (4)
Commercial real estate - owner occupied	$—	$—	$—	$—	$435,078	$435,078
Commercial real estate - non-owner occupied (1)	—	—	—	—	719,635	719,635
Construction and land development	23	39	—	62	103,202	103,264
Commercial loans	64	33	—	97	186,963	187,060
Paycheck Protection Program loans	—	—	—	—	319,428	319,428
Residential 1-4 family (2)	1,545	388	—	1,933	646,930	648,863
Other consumer loans	207	4	—	211	22,079	22,290
Total Non-PCD loans	1,839	464	—	2,303	2,433,315	2,435,618
PCD loans	—	—	—	—	8,908	8,908
Total	$1,839	$464	$—	$2,303	$2,442,223	$2,444,526

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Nonaccrual	Loans Not	Total
December 31, 2019	Past Due	Past Due	or More	Past Due	Loans (3)	Past Due	Loans
Commercial real estate - owner occupied	$813	$—	$—	$813	$—	$413,666	$414,479
Commercial real estate - non-owner occupied (1)	936	—	—	936	—	657,936	658,872
Construction and land development	746	275	—	1,021	—	149,729	150,750
Commercial loans	234	62	—	296	6,337	214,814	221,447
Residential 1-4 family (2)	4,060	—	—	4,060	2,524	707,199	713,783
Other consumer loans	107	—	—	107	39	26,158	26,304
Total	$6,896	$337	$—	$7,233	$8,900	$2,169,502	$2,185,635
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Nonaccrual loans include SBA guaranteed amounts totaling $4.1 million at December 31, 2019.
(4)	Includes $122.0 million of loans that were subject to deferrals at December 31, 2020.

The amortized cost, by class, of loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at December 31, 2020, were as follows (in thousands):

	90		Total
	Days	Loans Not	Nonaccrual
December 31, 2020	or More	Past Due	Loans (3)
Commercial real estate - owner occupied	$2,641	$—	$2,641
Commercial real estate - non-owner occupied (1)	1,098	4,481	5,579
Commercial loans	2,104	228	2,332
Residential 1-4 family (2)	2,035	13	2,048
Other consumer loans	9	—	9
Total Non-PCD loans	7,887	4,722	12,609
PCD loans	1,853	—	1,853
Total	$9,740	$4,722	$14,462
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Nonaccrual loans include SBA guaranteed amounts totaling $3.1 million at December 31, 2020.

The following table presents year-end non-accrual loans as of December 31, 2020, segregated by class of loans (in thousands):

		Non-Accrual With
	Total	No Credit
December 31, 2020	Non-Accrual (3)	Loss Allowance (4)
Commercial real estate - owner occupied	$2,641	$2,641
Commercial real estate - non-owner occupied (1)	5,579	5,579
Commercial loans	2,332	582
Residential 1-4 family (2)	2,048	687
Other consumer loans	9	9
Total non-PCD loans	12,609	9,498
PCD loans	1,853	—
Total non-accrual loans	$14,462	$9,498
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Nonaccrual loans include SBA guaranteed amounts totaling $3.1 million at December 31, 2020.
(4)	Nonaccrual loans with no credit loss allowance include SBA guaranteed amounts totaling $1.7 million at December 31, 2020.

The following table presents non-accrual loans as of December 31, 2020 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2020	2019	2018	2017	2016	Prior	Loans	To Term	Total (3)
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$2,641	$—	$—	$2,641
Commercial real estate - non-owner occupied (1)	—	—	—	1,098	4,481	—	—	—	5,579
Construction and land development	—	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	107	—	2,225	—	—	2,332
Paycheck Protection Program loans	—	—	—	—	—	—	—	—	—
Residential 1-4 family (2)	—	—	—	151	—	1,374	523	—	2,048
Other consumer loans	—	—	—	—	—	9	—	—	9
Total non-PCD non-accruals	—	—	—	1,356	4,481	6,249	523	—	12,609
PCD loans	—	—	—	1,853	—	—	—	—	1,853
Total non-accrual loans	$—	$—	$—	$3,209	$4,481	$6,249	$523	$—	$14,462
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Nonaccrual loans include SBA guaranteed amounts totaling $3.1 million at December 31, 2020.

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income, net of tax, of approximately $630 thousand in 2020.

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

For the year ended December 31, 2020, there were seven TDR loans in the amount of $987 thousand primarily due to the economic impact of COVID-19. There have been no defaults of TDRs modified during the past twelve months.

Credit Quality Indicators

Through its system of internal controls, Southern National evaluates and segments loan portfolio credit quality on a quarterly basis using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified. Southern National had no loans classified Doubtful at December 31, 2020 or 2019.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Southern National had no loans classified Doubtful at December 31, 2020 or 2019.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table present weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2020 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2020	2019	2018	2017	2016	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Not Rated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	22,473	43,484	41,006	46,847	61,758	188,074	3,608	6,698	413,948
Special Mention	—	—	—	149	1,692	11,822	—	—	13,663
Substandard	2,007	—	—	—	2,449	3,011	—	—	7,467
	$24,480	$43,484	$41,006	$46,996	$65,899	$202,907	$3,608	$6,698	$435,078
Weighted average risk grade	3.70	3.41	3.62	3.64	3.70	3.55	3.30	4.00	3.59
Commercial real estate - nonowner occupied (1)
Not Rated	$—	$—	$—	$—	$—	$362	$—	$—	$362
Pass	73,178	32,275	101,150	96,427	141,460	224,554	11,406	44	680,494
Special Mention		—	—	1,035	221	12,890	—	—	14,146
Substandard	—	—	—	1,069	4,481	18,783	300	—	24,633
	$73,178	$32,275	$101,150	$98,531	$146,162	$256,589	$11,706	$44	$719,635
Weighted average risk grade	3.55	3.78	3.32	3.59	3.70	3.90	3.79	3.00	3.70
Construction and land development
Not Rated	$7,666	$8,332	$56	$746	$385	$2,026	$—	$—	$19,211
Pass	20,805	19,231	14,473	11,726	4,804	12,174	799	41	84,053
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
	$28,471	$27,563	$14,529	$12,472	$5,189	$14,200	$799	$41	$103,264
Weighted average risk grade	3.34	3.90	3.68	4.00	3.97	3.41	4.00	4.00	3.67
Commercial loans
Not Rated	$—	$—	$—	$1,919	$—	$—	$—	$—	$1,919
Pass	11,372	18,852	13,569	14,335	3,405	24,568	87,118	5,306	178,525
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	13	—	1,350	107	66	4,093	987	—	6,616
	$11,385	$18,852	$14,919	$16,361	$3,471	$28,661	$88,105	$5,306	$187,060
Weighted average risk grade	3.30	3.66	3.69	3.62	3.97	4.06	3.66	3.94	3.71
Paycheck Protection Program loans
Not Rated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	319,428	—	—	—	—	—	—	—	319,428
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
	$319,428	$—	$—	$—	$—	$—	$—	$—	$319,428
Weighted average risk grade	2.00	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Residential 1-4 family (2)
Not Rated	$52,416	$104,378	$68,889	$62,047	$35,767	$96,827	$75,214	$2,729	$498,267
Pass	15,497	14,654	18,557	9,809	10,033	64,106	13,810	521	146,987
Special Mention	—	—	—	52	—	48	277	201	578
Substandard	—	—	—	151	—	2,118	719	43	3,031
	$67,913	$119,032	$87,446	$72,059	$45,800	$163,099	$90,020	$3,494	$648,863
Weighted average risk grade	3.33	3.59	3.44	3.41	3.57	3.92	3.55	4.18	3.68
Other consumer loans
Not Rated	$3,811	$1,921	$1,803	$943	$6,458	$2,767	$3,534	$—	$21,237
Pass	585	244	—	—	—	62	37	—	928
Special Mention	—	—	—	—	—	115	—	—	115
Substandard	—	—	—	—	—	10	—	—	10
	$4,396	$2,165	$1,803	$943	$6,458	$2,954	$3,571	$—	$22,290
Weighted average risk grade	3.63	3.28	N/A	N/A	N/A	4.72	4.00	N/A	3.76
PCD
Not Rated	$—	$—	$—	$—	$—	$1,176	$31	$—	$1,207
Pass	—	—	—	—	400	2,997	—	—	3,397
Special Mention	—	—	—	—	—	1,448	—	—	1,448
Substandard	—	—	—	1,825	—	1,031	—	—	2,856
	$—	$—	$—	$1,825	$400	$6,652	$31	$—	$8,908
Weighted average risk grade	N/A	N/A	N/A	6.00	4.00	4.63	N/A	N/A	4.92
Total	$529,251	$243,371	$260,853	$249,187	$273,379	$675,062	$197,840	$15,583	$2,444,526
Weighted average risk grade	2.47	3.63	3.45	3.64	3.71	3.99	3.65	3.98	3.39
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

As of December 31, 2019, the risk category of loans by class of loans is as follows (in thousands):

	Total Loans
	Special
December 31, 2019	Mention	Substandard (3)	Pass	Total
Commercial real estate - owner occupied	$3,821	$3,975	$406,683	$414,479
Commercial real estate - non-owner occupied (1)	4,193	176	654,503	658,872
Construction and land development	—	690	150,060	150,750
Commercial loans	3,432	4,462	213,553	221,447
Residential 1-4 family (2)	666	1,194	711,923	713,783
Other consumer loans	122	—	26,182	26,304
Total loans	$12,234	$10,497	$2,162,904	$2,185,635
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Includes SBA guarantees of $4.1 million as of December 31, 2019.

Revolving loans that converted to term during 2020 were as follows (in thousands):

Total
Commercial real estate - owner occupied	$6,536
Commercial real estate - non-owner occupied (1)	44
Construction and land development	—
Commercial loans	330
Paycheck Protection Program loans	—
Residential 1-4 family (2)	731
Other consumer loans	—
Total loans	$7,641
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

The amount of foreclosed residential real estate property held at December 31, 2020 and 2019 was $1.0 million and $1.4 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $1.4 million and $1.9 million at December 31, 2020 and 2019, respectively.

Allowance For Credit Losses – Loans

The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless (i) management has a reasonable expectation that a trouble debt restructuring will be executed with an individual borrower or (ii) such extension or renewal options are not unconditionally cancellable by us and, in such cases, the borrower is likely to meet applicable conditions and likely to request extension or renewal. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles include the type/purpose of loan, underlying collateral, geographical similarity and historical/expected credit loss patterns. In developing these loan pools for the purposes of modeling expected credit losses, we also analyzed the degree of correlation in how loans within each portfolio respond when subjected to varying economic conditions and scenarios as well as other portfolio stress factors. For allowance modeling purposes, our loan pools include (i) commercial real estate - owner occupied, (ii) commercial real estate - non-owner occupied, (iii) construction and land development, (iv) commercial, (v) agricultural loans, (vi) residential 1-4 family and (vii) consumer loans. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.

For each loan pool, we measure expected credit losses over the life of each loan utilizing a combination of inputs:  (i) probability of default (“PD”), which is the likelihood that loan will stop performing/default, (ii) probability of attrition (“PA”), which is the likelihood that a loan will pay-off prior to maturity, (iii) loss given default (“LGD”), which is the expected loss rate for loans in default and (iv) exposure at default (“EAD”), which is the estimated outstanding principal balance of the loans upon default, including the expected funding of unfunded commitments outstanding as of the measurement date. Inputs are pool-specific, though not necessarily solely reliant on internally-sourced data. Internal data is supplemented by, but not replaced by, peer data when required, primarily to determine the PD input. The various pool-specific inputs may be adjusted for current macroeconomic assumptions, as further discussed below, and other factors such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets being evaluated as of the measurement date. Each time we measure expected credit losses, we assess the relevancy of historical information and consider any necessary adjustments to address any differences in current asset-specific characteristics.

Significant macroeconomic variables utilized in our allowance models include, among other things, (i) VA Gross Domestic Product, (ii) VA House Price Index, and (iii) VA unemployment rates. The macroeconomic variables utilized as inputs in forecast modeling were subjected to a variety of analysis procedures and were selected primarily based on statistical relevancy and correlation to historical credit losses, where historical credit losses may be fully internally-sourced or supplemented with peer data.

PDs were estimated by analyzing the relationship between the historical performance of each loan pool and historical economic trends over a complete economic cycle. Again, historical performance data is either fully internally-sourced or supplemented with peer data where necessary. PDs are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. We have determined that we are reasonably able to forecast the macroeconomic variables used in our forecast modeling processes with an acceptable degree of confidence for a total of four quarters. This forecast period is followed by an additional eight quarter reversion process whereby the forecasted macroeconomic variables are reverted to their historical mean on a straight-line basis. By reverting these economic inputs to their historical mean and considering loan/borrower specific attributes, our allowance models are intended to yield a measurement of expected credit losses that reflects average historical loss rates (which may be supplemented by peer data) for periods subsequent to the initial twelve-quarters consisting of the forecast and reversion periods. The LGD is linked to PD based on benchmark historical loss averages for each loan pool. That is, LGD is dynamic with PD; as PD increases, so will LGD, and vice versa. In this context, “benchmark” refers to the use of third-party data, and “historical loss averages” refers to the fraction of defaulted balance that tends to be lost. By nature of its connection to PD, LGD is by extension adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over the four-quarter forecast period and eight-quarter reversion process, which management considers to be both reasonable and supportable. This same forecast/reversion period is used for all macroeconomic variables used in all of our economic forecast models. PA and EAD are estimated using either a Discounted Cash Flow or Remaining

Life model, both of which use various timing inputs to estimate the loan balance that remains at various future points in time, and thus also at the time of a default event.

Management qualitatively adjusts allowance model results for risk factors that are not considered within our quantitative modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor adjustments include, among other things, the impact of (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, (ii) actual and expected changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools, (iii) changes in the nature and volume of the loan pools and in the terms of the underlying loans, (iv) changes in the experience, ability, and depth of our lending management and staff, (v) changes in volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity of adversely classified or graded assets, (vi) changes in the quality of our credit review function, (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent, (viii) the existence, growth, and effect of any concentrations of credit and (ix) other factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters or health pandemics.

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by our internal appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. The fair value of collateral supporting collateral dependent construction loans is based on an “as is” valuation.

The following table presents details of the allowance for credit losses on loans segregated by loan portfolio segment as of December 31, 2020, calculated in accordance with the CECL methodology described above (in thousands).

	Commercial	Commercial
	Real Estate	Real Estate	Construction		Paycheck		Other
	Owner	Non-owner	and Land	Commercial	Protection	1-4 Family	Consumer	PCD
December 31, 2020	Occupied	Occupied (1)	Development	Loans	Program	Residential (2)	Loans	Loans	Total
Modeled expected credit losses	$2,565	$4,666	$1,297	$544	$—	$5,113	$306	$—	$14,491
Q-factor and other qualitative adjustments	4,134	8,276	516	917	—	5,330	194	—	19,367
Specific allocations	—	—	2	37	—	37	17	2,394	2,487
Total	$6,699	$12,942	$1,815	$1,498	$—	$10,480	$517	$2,394	$36,345
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the year ended December 31, 2020 and allowance for loan losses by class of loan for the years ended December 31, 2019 and 2018 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction			Other
	Owner	Non-owner	and Land	Commercial	1-4 Family	Consumer	PCD
Year Ended December 31, 2020	Occupied	Occupied (1)	Development	Loans	Residential (2)	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$810	$1,720	$683	$5,418	$1,266	$190	$—	$174	$10,261
Adoption of ASC 326	1,704	2,706	674	(3,246)	4,169	187	2,272	(174)	8,292
Balance	2,514	4,426	1,357	2,172	5,435	377	2,272	—	18,553
Provision (credits)	4,232	8,381	458	966	5,060	231	122	—	19,450
Charge offs	(52)	—	—	(1,734)	(433)	(124)	—	—	(2,343)
Recoveries	5	135	—	94	418	33	—	—	685
Ending balance	$6,699	$12,942	$1,815	$1,498	$10,480	$517	$2,394	$—	$36,345

Year Ended December 31, 2019
Allowance for loan losses:
Beginning balance	$802	$1,669	$821	$7,097	$1,106	$224	$—	$564	$12,283
Provision (recovery) for non-purchased loans	587	904	(138)	(1,708)	596	199	—	(390)	50
Provision for purchase credit impaired loans	—	—	—	300	—	—	—	—	300
Total Provision (recovery)	587	904	(138)	(1,408)	596	199	—	(390)	350
Charge offs	(782)	(863)	—	(622)	(742)	(269)	—	—	(3,278)
Recoveries	203	10	—	351	306	36	—	—	906
Ending balance	$810	$1,720	$683	$5,418	$1,266	$190	$—	$174	$10,261

Year ended December 31, 2018
Allowance for loan losses:
Beginning balance	$690	$1,321	$692	$4,496	$1,586	$612	$—	$—	$9,397
Provision (recovery) for non-purchased loans	497	348	129	1,941	237	(116)	—	564	3,600
Provision for purchase credit impaired loans	—	—	—	600	—	—	—	—	600
Provision (recovery)	497	348	129	2,541	237	(116)	—	564	4,200
Charge offs	(400)	—	—	(1,566)	(842)	(290)	—	—	(3,098)
Recoveries	15	—	—	1,626	125	18	—	—	1,784
Ending balance	$802	$1,669	$821	$7,097	$1,106	$224	$—	$564	$12,283
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Generally, a commercial loan, or a portion thereof, is charged-off when it is determined, through the analysis of any available current financial information with regards to the borrower, that the borrower is incapable of servicing unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance is pending or, in the case of secured debt, when it is determined, through analysis of current information with regards to our collateral position, that amounts due from the borrower are in excess of the calculated current fair value of the collateral. Losses on installment loans are recognized in accordance with regulatory guidelines. All other consumer loan losses are recognized when delinquency exceeds 120 cumulative days.

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of December 31, 2020 (in thousands):

	Loan	Specific
December 31, 2020	Balance (3)	Allocations
Commercial real estate - owner occupied	$23,397	$—
Commercial real estate - non-owner occupied (1)	8,536	—
Construction and land development	77	2
Commercial loans	5,515	37
Paycheck Protection Program loans	—	—
Residential 1-4 family (2)	2,399	37
Other consumer loans	17	17
Total non-PCD loans	39,941	93
PCD loans	8,908	2,394
Total loans	$48,849	$2,487
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.
(3)	Includes SBA guarantees of $2.5 million as of December 31, 2020.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate	Construction		Paycheck		Other
	Owner	Non-owner	and Land	Commercial	Protection	1-4 Family	Consumer
December 31, 2019	Occupied	Occupied (1)	Development	Loans	Program	Residential (2)	Loans	Unallocated	Total
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$957	$—	$85	$—	$—	$1,042
Collectively evaluated for impairment	810	1,720	683	4,461	—	1,181	190	174	9,219
Total ending allowance	$810	$1,720	$683	$5,418	$—	$1,266	$190	$174	$10,261

Loans:
Individually evaluated for impairment	$6,890	$3,120	$345	$7,544	$—	$1,443	$—	$—	$19,342
Collectively evaluated for impairment	407,589	655,752	150,405	213,903	—	712,340	26,304	—	2,166,293
Total ending loan balances	$414,479	$658,872	$150,750	$221,447	$—	$713,783	$26,304	$—	$2,185,635
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Purchased Loans

The following table presents the carrying amount of purchased impaired and non-impaired loans from the acquisitions as of December 31, 2019 (in thousands):

	December 31, 2019
	Purchased	Purchased
	Impaired	Non-impaired
	Loans	Loans	Total
Commercial real estate (1)	$3,978	$307,289	$311,267
Construction and land development	26	21,111	21,137
Commercial loans	2,354	34,729	37,083
Residential 1-4 family (2)	2,841	232,887	235,728
Other consumer loans	—	15,153	15,153
Total	$9,199	$611,169	$620,368
(1)	Includes owner occupied and non-owner occupied as well as loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Changes in the carrying amount and accretable yield for purchased impaired and non-impaired loans from the acquisitions were as follows for the years ended December 31, 2019 (in thousands):

	December 31, 2019
	Purchased Impaired		Purchased Non-impaired
		Carrying		Carrying
	Accretable	Amount	Accretable	Amount
	Yield	of Loans	Discount	of Loans
Balance at beginning of the period	$174	$11,449	$13,474	$795,759
Accretion	(72)	72	(3,549)	3,549
Payments received	—	(2,322)	—	(188,139)
Balance at end of the period	$102	$9,199	$9,925	$611,169

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$37,060	$—	$37,060	$—
Obligations of states and political subdivisions	24,042	—	24,042	—
Corporate securities	15,079	—	14,079	1,000
Residential government-sponsored collateralized mortgage obligations	29,416	—	29,416	—
Government-sponsored agency securities	6,075	—	6,075	—
Agency commercial mortgage-backed securities	30,190	—	30,190	—
SBA pool securities	11,371	—	11,371	—
Total	$153,233	$—	$152,233	$1,000

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$48,979	$—	$48,979	$—
Obligations of states and political subdivisions	17,582	—	17,582	—
Corporate securities	2,012	—	1,012	1,000
Trust preferred securities	2,568	—	2,568	—
Residential government-sponsored collateralized mortgage obligations	36,689	—	36,689	—
Government-sponsored agency securities	14,822	—	14,822	—
Agency commercial mortgage-backed securities	27,731	—	27,731	—
SBA pool securities	14,437	—	14,437	—
Total	$164,820	$—	$163,820	$1,000

No corporate securities that are classified as Level 3 above were purchased or sold during 2020 or 2019. These corporate securities did not have a material impact on the income statement for the year ended December 31, 2020 or 2019.

Assets and Liabilities Measured on a Non-recurring Basis:

Loans

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment.

Following the adoption of ASC 326, the population of loans measured at fair value on a non-recurring basis has greatly diminished and is limited to collateral-dependent loans evaluated individually. These collateral-dependent loans are deemed to be at fair value if there is an associated allowance for credit losses or if a charge-off has been recorded in the previous 12 months. Collateral values are determined using appraisals or other third-party value estimates of the subject property discounted based on estimated selling costs, generally between 5% and 10%, and immaterial adjustments for other external factors that may impact the marketability of the collateral. The weighted average discount for estimated selling costs applied was 6%.

Prior to the adoption of ASC 326, we measured the impairment for impaired loans considering the fair value of the loan’s collateral (if the loan was collateral dependent). Fair value of the loan’s collateral was determined by an independent appraisal or evaluation less estimated costs related to selling the collateral. In some cases appraised value was net of costs to sell. Estimated selling costs ranged from 5% to 10% of collateral valuation at December 31, 2019. Fair value was classified as Level 3 in the fair value hierarchy. Loans identified as impaired totaled $22.0 million (including SBA guarantees of $4.4 million) with a $1.1 million allocation made to the allowance for loan losses at December 31, 2019.

Other Real Estate Owned

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5% to 10% of collateral valuation at December 31, 2020 and 2019. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At December 31, 2020 and 2019, the total amount of OREO was $3.1 million and $6.2 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$47,001	$—	$—	$47,001
Other real estate owned:
Commercial real estate - non-owner occupied (1)	865	—	—	865
Construction and land development	1,221	—	—	1,221
Residential 1-4 family (2)	992	—	—	992

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate - owner occupied	$6,890	$—	$—	$6,890
Commercial real estate - non-owner occupied (1)	3,296	—	—	3,296
Construction and land development	345	—	—	345
Commercial loans	7,547	—	—	7,547
Residential 1-4 family (2)	3,862	—	—	3,862
Consumer	39	—	—	39
Other real estate owned:
Commercial real estate - non-owner occupied (1)	1,984	—	—	1,984
Construction and land development	2,874	—	—	2,874
Residential 1-4 family (2)	1,366	—	—	1,366
(1)	Includes loans secured by farmland and multi-family residential loans.
(2)	Includes home equity lines of credit.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		December 31, 2020		December 31, 2019
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$196,185	$196,185	$31,928	$31,928
Securities available for sale	Level 2 & Level 3	153,233	153,233	164,820	164,820
Securities held to maturity	Level 2	40,721	41,832	72,448	72,666
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	16,927	16,927	17,832	17,832
Equity investment in mortgage affiliate	Level 3	12,652	12,652	5,020	5,020
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	3,305	3,305
Net loans	Level 3	2,404,151	2,435,612	2,175,786	2,180,487
Accrued interest receivable	Level 2	17,405	17,405	8,210	8,210
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,155,426	$1,155,426	$730,325	$730,325
Money market and savings accounts	Level 2	787,132	787,132	611,353	611,353
Time deposits	Level 3	490,048	495,022	783,040	786,420
Securities sold under agreements to repurchase	Level 1	16,065	16,065	12,883	12,883
FHLB advances	Level 1	100,000	100,000	121,640	121,640
Junior subordinated debt	Level 2	9,682	8,863	9,632	9,206
Senior subordinated notes	Level 2	105,647	109,276	47,051	48,156
Accrued interest payable	Level 2	3,057	3,057	4,907	4,907

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), accrued interest receivable and payable, demand deposits, savings accounts, money market accounts and FHLB advances and securities sold under agreements to repurchase.

The investment in common stock of our mortgage affiliate is accounted for using the equity method. Under the equity method, the carrying value of Southern National’s investment in STM was originally recorded at cost but is adjusted periodically to record Southern National’s proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM. The investment in preferred stock of our mortgage affiliate is considered to be a non-marketable equity security that does not have a readily determinable fair value. Non-marketable equity securities with no recurring market value data available are reviewed periodically and any observable market value change is adjusted through noninterest income. Southern National evaluates its investments in this non-marketable equity security for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of STM, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income. No impairment was recorded for the year ended December 31, 2020 and 2019.

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

5.          BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Land	$8,139	$8,139
Land improvements	1,558	1,558
Building and improvements	23,164	23,164
Leasehold improvements	3,001	2,933
Furniture and equipment	8,962	8,789
Construction in progress	1,441	719
	46,265	45,302
Less accumulated depreciation and amortization	15,959	14,118
Bank premises and equipment, net	$30,306	$31,184

Depreciation and amortization expense related to bank premises and equipment for 2020, 2019 and 2018 was $2.0 million, $2.3 million and $3.3 million, respectively.

6. LEASES

The Company leases certain premises and equipment under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At December 31, 2020 and 2019, the Company had operating lease liabilities totaling $8.2 million and $8.5 million, respectively, and right-of-use assets totaling $7.5 million and $8.0 million, respectively, related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the year ended December 31, 2020 and 2019, our net operating lease cost was $2.9 million and $2.5 million, respectively, and were reflected in occupancy expenses on our income statements.

The following table presents supplemental cash flow and other information related to our operating leases:

	For the Year Ended
(in thousands except for percent and period data)	December 31, 2020	December 31, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$5,062	$4,883

Other information:
Weighted-average remaining lease term - operating leases, in years	4.8	5.7
Weighted-average discount rate - operating leases	2.5%	2.8%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	December 31, 2020
Lease payments due:
Less than one year	$2,542
One to three years	3,791
Three to five years	1,123
More than five years	1,376
Total lease payments	8,832
Less: imputed interest	(594)
Lease liabilities	$8,238

As of December 31, 2020 and 2019, the Company did not have any operating leases that have not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

7.          GOODWILL AND INTANGIBLE ASSETS

Goodwill

Southern National has recorded $101.9 million of goodwill at December 31, 2020 and 2019. Goodwill is primarily related to the acquisition of other banks.

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Our annual assessment occurs during the third calendar quarter. In response to the effects of COVID-19, management determined there to be a triggering event in the third quarter of 2020 warranting a goodwill assessment. For the third quarter 2020 assessment, we performed a step one quantitative assessment to determine if the fair value of all our reporting units was less than its carrying amount. We concluded that the fair value of all our reporting units exceeded their carrying amounts and no impairment was present based on management’s assessment. No impairment was indicated in 2020, 2019 or 2018.

Intangible Assets

Intangible assets were as follows at year end (in thousands):

	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable core deposit intangibles	$17,503	$(11,677)	$5,826

	December 31, 2019
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable core deposit intangibles	$17,503	$(10,312)	$7,191

Estimated amortization expense of intangibles for the years ended December 31 were as follows (in thousands):

2021	$1,364
2022	1,325
2023	1,269
2024	1,266
2025	602
Total	$5,826

8.          DEPOSITS

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2020 and 2019 was $165.7 million and $163.2 million, respectively.

At December 31, 2020, the scheduled maturities of time deposits are as follows (in thousands):

2021	$369,743
2022	77,081
2023	27,927
2024	10,662
2025	4,600
2026	35
Total	$490,048

The following table sets forth the maturities of certificates of deposit of $250 thousand and over as of December 31, 2020 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$36,234	$38,192	$39,515	$51,807	$165,748

As of December 31, 2020, we had brokered certificates of deposit in the amount of $270 thousand and brokered money market deposits of $55.2 million. At December 31, 2019, we had brokered certificates of deposit in the amount of $114.1 million, and we had brokered money market deposits of $24.4 million.

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

9.         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at December 31, 2020 and 2019 was $16.0 million and $12.9 million, respectively.

At December 31, 2020 and 2019, we have pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $31.1 million and $22.0 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

Other borrowings consist of the following (in thousands):

	December 31,
	2020	2019

FHLB collateral advances maturing 3/1/2030	$100,000	$—
FHLB overnight advances	—	81,000
Short-term FHLB advances maturing 3/10/2020	—	40,640
Total FHLB advances	100,000	121,640
Securities sold under agreements to repurchase	16,065	12,883
Total	$116,065	$134,523

Weighted average interest rate at year end	3.55%	1.75%

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. Residential 1-4 family mortgage loans in the amount of approximately $390.7 million and $376.3 million were pledged as collateral for FHLB advances as of December 31, 2020 and 2019, respectively. HELOCs in the amount of approximately $37.2 million and $46.9 million were pledged as collateral for FHLB advances at December 31, 2020 and 2019, respectively. Commercial mortgage loans in the amount of approximately $189.0 million and $76.6 million were pledged as collateral for FHLB advances as of December 31, 2020 and 2019, respectively. Investment securities in the amount of $6.4 million and $17.6 million were pledged as collateral for FHLB advances at December 31, 2020 and 2019, respectively. At December 31, 2020, Sonabank had available collateral to borrow an additional $689.1 million from the FHLB.

10.         JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”). At December 31, 2020 and 2019, we had $9.7 million and $9.6 million, respectively, of Junior Subordinated Debt outstanding. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of December 31, 2020 and 2019, the interest rate was 3.18% and 4.85%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At December 31, 2020, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Southern National completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At December 31, 2020, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital.

In 2017, the Company assumed the Senior Subordinated Note Purchase Agreement dated April 22, 2015 with certain institutional accredited investors, pursuant to which $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 was sold to the investors. At December 31, 2020, 80% of the Senior Subordinated Notes qualified as Tier 2 capital. On February 1, 2021, 100% of the notes were redeemed.

On August 25, 2020, Southern National completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030 (the “SNBV Subordinated Notes”). The SNBV Subordinated Notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the

“floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month Term SOFR, plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. At December 31, 2020, all of the SNBV Subordinated Notes qualified as Tier 2 capital.

At December 31, 2020, the remaining unamortized debt issuance costs related to the Subordinated Notes totaled $1.9 million.

11.         INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Net deferred tax assets at December 31, 2020 and 2019 consist primarily of the following (in thousands):

	2020	2019
Deferred tax assets:
Allowance for credit losses	$8,028	$2,235
Unearned loan fees and other	2,583	1,064
Other real estate owned write-downs	567	748
Lease liability	1,779	1,829
Other than temporary impairment charge	—	229
Purchase accounting	—	949
Federal AMT credit carryforward	1,137	1,137
Federal low income housing credit carryforward	444	3,226
Deferred compensation	1,734	1,573
Depreciation	274	218
Other	1,012	511
Total deferred tax assets	17,558	13,719
Deferred tax liabilities:
Right-of-use assets	1,576	1,731
Net unrealized gain on investment securities available for sale	916	200
Purchase accounting	420	—
Total deferred tax liabilities	2,912	1,931
Net deferred tax assets	$14,646	$11,788

No valuation allowance was deemed necessary on deferred tax assets in 2020 or 2019. Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that Southern National will generate the necessary taxable income in future periods.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2020, 2019 or 2018. Southern National and its subsidiaries file a consolidated U.S. federal income tax return, and Southern National files a Virginia state income tax return. Sonabank files a Maryland and an Arkansas state income tax return. These returns are subject to examination by taxing authorities for all years after 2016.

The provision for income taxes consists of the following for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Current tax expense
Federal	$7,825	$4,429	$6,244
State	407	228	249
Total current tax expense	8,232	4,657	6,493

Deferred tax expense (benefit)
Federal	(1,496)	1,350	2,692
State	(122)	70	429
Total deferred tax expense (benefit)	(1,618)	1,420	3,121
Total income tax expense	$6,614	$6,077	$9,614

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income for the years ended December 31, 2020, 2019 and 2018 due to the following (in thousands):

	2020	2019	2018
Computed expected tax expense at statutory rate	$6,279	$8,241	$9,094
Increase (decrease) in tax expense resulting from:
Remeasurement of deferred tax assets and liabilities	(31)	(1,659)	1,130
Low income housing tax credits, net of amortization	225	(255)	(502)
Income from bank-owned life insurance	(327)	(357)	(416)
Other, net	468	107	308
Income tax expense	$6,614	$6,077	$9,614

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

12.         EMPLOYEE BENEFITS

Southern National has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by Southern National. Expense for 2020, 2019 and 2018 was $795 thousand, $704 thousand and $784 thousand, respectively.

The Bank maintains a deferred compensation plan in the form of Supplemental Executive Retirement Plan (“SERP”) for four (4) former executives. Under the plan, the Bank pays each participant, or their beneficiary, compensation deferred plus accrued interest for a period of 15 to 17 years after their retirement or age 62 depending on the terms and conditions of each plan. A liability is accrued for the obligations under these plans.

The expense incurred for the deferred compensation plans in 2020, 2019 and 2018 was $1.3 million, $1.2 million and $1.2 million, respectively. The deferred compensation plan liability was $8.0 million and $7.3 million as of December 31, 2020 and 2019, respectively.

13.         STOCK-BASED COMPENSATION

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

A summary of the activity in the stock option plan for 2020 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	555,750	$10.02	4.3	$3,518
Forfeited	(11,700)	10.91
Exercised	(93,250)	7.60
Options outstanding, end of period	450,800	$10.50	3.8	$727

Exercisable at end of period	437,700	$10.37	3.7	$726

Stock-based compensation expense associated with stock options was $118 thousand, $62 thousand and $122 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we do not have any unrecognized compensation expense associated with the stock options.

A summary of the activity in the restricted stock plan for 2020 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	86,500	$14.85	3.8
Granted	102,500	14.56
Vested	(92,700)	15.22
Unvested restricted stock outstanding, end of period	96,300	$14.17	3.8

Restricted stock compensation expense totaled $1.4 million, $370 thousand and $158 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, unrecognized compensation expense associated with restricted stock was $1.2 million, which is expected to be recognized over a weighted average period of 3.9 years.

14.         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Financial Instruments with off-balance sheet risk

Southern National is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $15.9 million and $17.7 million as of December 31, 2020 and 2019, respectively.

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 3 - Loans and Allowance, as if such commitments were funded.

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

2020
Balance as of January 1	$—
Impact of adopting ASU 2016-13	360
Credit loss expense	380
Balance as of December 31,	$740

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

At December 31, 2020 and 2019, we had unfunded lines of credit and undisbursed construction loan funds totaling $355.3 million and $324.8 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

15.         EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2020, 2019 and 2018 (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2020
Basic EPS	$23,287	24,239	$0.96
Effect of dilutive stock options and unvested restricted stock	—	124	—
Diluted EPS	$23,287	24,363	$0.96

For the year ended December 31, 2019
Basic EPS	$33,167	24,050	$1.38
Effect of dilutive stock options and unvested restricted stock	—	275	(0.02)
Diluted EPS	$33,167	24,325	$1.36

For the year ended December 31, 2018
Basic EPS	$33,691	24,012	$1.40
Effect of dilutive stock options and unvested restricted stock	—	261	(0.01)
Diluted EPS	$33,691	24,273	$1.39

The Company had 226,300 anti-dilutive options as of December 31, 2020 and did not have any anti-dilutive options as of December 31, 2019 and 2018.

16.         REGULATORY MATTERS

Southern National and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2020 and 2019, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Southern National to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2020, that Southern National meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Sonabank at the periods indicated to the minimum and well-capitalized required regulatory standards:

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Sonabank
Common equity tier 1 capital ratio	$334,540	15.83%	$95,078	4.50%	$137,334	6.50%
Tier 1 risk-based capital ratio	334,540	15.83%	126,770	6.00%	169,027	8.00%
Total risk-based capital ratio	361,073	17.09%	169,027	8.00%	211,284	10.00%
Leverage ratio	334,540	11.25%	124,046	4.00%	105,642	5.00%

December 31, 2019
Sonabank
Common equity tier 1 capital ratio	$313,354	14.81%	$95,229	4.50%	$137,553	6.50%
Tier 1 risk-based capital ratio	313,354	14.81%	126,972	6.00%	169,296	8.00%
Total risk-based capital ratio	323,615	15.29%	169,296	8.00%	211,619	10.00%
Leverage ratio	313,354	12.07%	103,838	4.00%	105,810	5.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

Sonabank is required to meet minimum capital requirements set forth by regulatory authorities. Bank regulatory agencies have approved regulatory capital guidelines (“Basel III”) aimed at strengthening existing capital requirements for banking organizations. The Basel III Capital Rules require Sonabank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer and (iv) a minimum leverage ratio of 4.0%. Failure to meet minimum capital requirements may result in certain actions by regulators which could have a direct material effect on the consolidated financial statements.

Sonabank remains well-capitalized under Basel III capital requirements. Sonabank had capital conservation buffer of 9.09% at December 31, 2020, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

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

17.         PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Southern National Bancorp of Virginia, Inc. follows (in thousands):

CONDENSED BALANCE SHEETS

DECEMBER 31,

	2020	2019
ASSETS
Cash	$59,318	$2,707
Investment in subsidiaries	446,116	423,591
Other assets	2,060	8,128
Total assets	$507,494	$434,426

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Junior subordinated debt - long term	$9,682	$9,632
Senior subordinated notes - long term	105,647	47,051
Other liabilities	1,611	502
Total liabilities	116,940	57,185
Stockholders' equity:
Common stock	243	241
Additional paid in capital	308,870	306,755
Retained earnings	77,956	69,462
Accumulated other comprehensive income	3,485	783
Total stockholders' equity	390,554	377,241
Total liabilities and stockholders' equity	$507,494	$434,426

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2020	2019	2018
Income:
Cash dividends received from subsidiaries	$2,500	$13,300	$8,000
Total income	2,500	13,300	8,000
Expenses:
Interest on junior subordinated debt	426	589	575
Interest on senior subordinated notes	3,909	2,847	2,847
Other operating expenses	841	726	765
Total expenses	5,176	4,162	4,187
Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	(2,676)	9,138	3,813
Income tax benefit	(1,084)	(862)	(872)
Equity in undistributed net income of subsidiaries	24,879	23,167	29,006
Net income	$23,287	$33,167	$33,691

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2020	2019	2018
Operating activities:
Net income	$23,287	$33,167	$33,691
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Equity in undistributed net income of subsidiaries	(27,379)	(36,467)	(37,006)
Other, net	8,766	(666)	(582)
Net cash and cash equivalents provided by (used in) in operating activities	4,674	(3,966)	(3,897)
Investing activities:
Dividend from subsidiaries	2,500	13,300	8,000
Net cash and cash equivalents provided by investing activities	2,500	13,300	8,000
Financing activities:
Issuance of subordinated notes, net of cost	58,600	—	—
Issuance of common stock under Stock Incentive Plan	574	670	443
Cash dividends paid on common stock	(9,737)	(8,690)	(7,688)
Net cash and cash equivalents provided by (used in) financing activities	49,437	(8,020)	(7,245)
Increase (decrease) in cash and cash equivalents	56,611	1,314	(3,142)
Cash and cash equivalents at beginning of period	2,707	1,393	4,535
Cash and cash equivalents at end of period	$59,318	$2,707	$1,393

18.         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Balance at	Current Period	Balance at
	December 31, 2019	Change	December 31, 2020
Unrealized gain on investment securities available for sale	$943	$2,203	$3,146
Reclassification of loss on sales of investment securities	—	490	490
Unrecognized gain on investment securities held to maturity for which other than temporary impairment charges have been taken	311	—	311
Unrealized gain (loss) on investment securities available for sale transferred to held to maturity	(471)	9	(462)
Total	$783	$2,702	$3,485

19.         RELATED PARTY TRANSACTIONS

Sonabank has entered into loan transactions with STM. The following table summarizes the changes in the loan amount outstanding with STM during the periods indicated (in thousands):

	2020	2019
Balance at January 1,	$26,760	$24,168
Principal advances	441,044	298,639
Principal paid	(437,033)	(296,047)
Balance at December 31,	$30,771	$26,760

We purchased loans in an aggregate amount of $80.6 million and $152.2 million during 2020 and 2019, respectively, from STM.

During the year, officers, directors, principal shareholders, and their affiliates (related parties) were customers of and had transactions with the Company. Loan activity to related parties is as follows (in thousands):

2020
Balance at January 1,	$22,670
Principal advances	4,459
Principal paid	(4,420)
Balance at December 31,	$22,709

Sonabank has also entered into deposit transactions with its related parties including STM. The aggregate amount of these deposit accounts were $25.2 million and $20.1 million as of December 31, 2020 and 2019, respectively.

20.         QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Income	Net	Earnings Per Share
	Income	Income	Before Taxes	Income	Basic	Diluted

	(dollars in thousands, except per share amounts)
2020
First quarter	$28,481	$20,515	$33	$27	$—	$—
Second quarter	28,672	22,473	5,897	4,709	0.19	0.19
Third quarter	28,707	22,998	12,005	9,588	0.40	0.39
Fourth quarter	31,920	25,654	11,966	8,963	0.37	0.37

2019
First quarter	$30,303	$20,952	$7,524	$6,020	$0.25	$0.25
Second quarter	30,393	20,964	10,263	9,319	0.39	0.38
Third quarter	30,474	21,015	11,225	8,864	0.37	0.36
Fourth quarter	29,354	20,669	10,232	8,964	0.37	0.37

21.         LOW INCOME HOUSING TAX CREDITS

The general purpose of housing equity funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were carried at $5.1 million and $6.0 million at December 31, 2020 and 2019, respectively. These investments and related tax benefits have expected terms through 2034, with the majority maturing by 2027. Tax credits, net of amortization recognized related to these investments during the years ended December 31, 2020 and 2019 were $(225) thousand and $255 thousand, respectively. Total projected tax credits to be received for 2020 are $405 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $2.9 million and $3.8 million at December 31, 2020 and 2019, respectively.

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

(b) Management’s Report on Internal Control Over Financial Reporting. Management of Southern National is responsible for establishing and maintaining adequate internal control over financial reporting for Southern National (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Southern National conducted an evaluation of the effectiveness of our internal control over Southern National’s financial reporting as of December 31, 2020 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2020.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions "Election of Directors,” "Continuing Directors and Executive Officers," "Corporate Governance — Committees of the Board of Directors— Audit Committee,” "Corporate Governance — Director Nominations Process" and "Corporate Governance — Code of Ethics" in Southern National’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2020 pursuant to Regulation 14A under the Exchange Act (the "2021 Proxy Statement"), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the captions "Executive Compensation and Other Matters," "Director Compensation" and "Compensation Committee Report on Executive Compensation" in the 2021 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders" in the 2021 Proxy Statement is incorporated herein by reference in response to this item.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information under the captions "Corporate Governance — Director Independence" and "Certain Relationships and Related Party Transactions" in the 2021 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information under the caption "Fees and Services of Independent Registered Public Accounting Firm" in the 2021 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)     Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2020 and 2019

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows -Years ended December 31, 2020, 2019 and 2018

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

4.6

Subordinated Indenture, dated as of August 25, 2020, between Southern National Bancorp of Virginia, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.1 to Southern National’s Current Report on Form 8-K filed on August 25, 2020)

4.7

First Supplemental Indenture, dated as of August 25, 2020, between Southern National Bancorp of Virginia, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.2 to Southern National’s Current Report on Form 8-K filed on August 25, 2020)

4.8	Form of 5.40% Fixed-to-Floating Rate Subordinated Notes due 2030 (included in Exhibit 4.7)
10.1+

Form of Southern National Bancorp of Virginia, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))

10.2+

Supplemental Executive Retirement Plan for Georgia Derrico (incorporated herein by reference to Exhibit 10.4 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))

10.3+

Supplemental Executive Retirement Plan for Rod Porter (incorporated herein by reference to Exhibit 10.5 to Southern National’s Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))

10.4+

Southern National Bancorp of Virginia, Inc. 2010 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Southern National’s Registration Statement on Form S-8 (Registration No. 333-166511))

10.5+

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

Exhibit No.	Description
10.7+

Southern National Bancorp of Virginia, Inc. Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.9 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)

10.8+	Southern National Bancorp of Virginia, Inc. Executive Severance Plan (incorporated herein by reference to Exhibit 10.10 to Southern National’s Current Report on Form 8-K filed on June 26, 2017)
10.9+	Form of Subordinated Note Purchase Agreement, dated January 20, 2017 (incorporated herein by reference to Exhibit 10.1 to Southern National’s Current Report on Form 8-K filed on January 24, 2017)
10.10+

Employment Agreement, dated as of February 28, 2019, by and between George C. Sheflett and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.1 to Southern National’s Quarterly Report on Form 10-Q filed on May 9, 2019)

10.11+

Supplemental Executive Retirement Plan, dated as of April 2, 2018, by and between Sonabank and Georgia S. Derrico (incorporated herein by reference to Exhibit 10.3 to Southern National’s Current report on Form 8-K filed April 24, 2019)

10.12+

Supplemental Executive Retirement Plan, dated as of April 2, 2018, by and between Sonabank and R. Roderick Porter (incorporated herein by reference to Exhibit 10.4 to Southern National’s Current report on Form 8-K filed April 24, 2019)

10.13+

Supplemental Executive Retirement Plan, dated as of April 2, 2018, by and between Sonabank and Joe A. Shearin (incorporated herein by reference to Exhibit 10.5 to Southern National’s Current report on Form 8-K filed April 24, 2019)

10.14+

Separation Agreement, dated as of February 20, 2020, by and between Joe A. Shearin and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.1 to Southern National’s Quarterly Report on Form 10-Q filed on May 8, 2020)

10.15+

Employment Agreement, dated as of February 20, 2020, by and between Dennis J. Zember, Jr. and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.2 to Southern National’s Quarterly Report on Form 10-Q filed on May 8, 2020)

10.16+

Separation Agreement, dated as of March 30, 2020, by and between Georgia S. Derrico and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.3 to Southern National’s Quarterly Report on Form 10-Q filed on May 8, 2020)

10.17+

Separation Agreement, dated as of March 30, 2020, by and between R. Roderick Porter and Southern National Bancorp of Virginia, Inc. (incorporated herein by reference to Exhibit 10.4 to Southern National’s Quarterly Report on Form 10-Q filed on May 8, 2020)

21.0*	Subsidiaries of the Registrant
23.1*	Consent of Dixon Hughes Goodman LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
99.1**	Financial Statements of Southern Trust Mortgage, LLC. for the years ended December 31, 2020, 2019 and 2018 together with Independent Auditor’s Reports thereon; a mortgage affiliate of the company.
101

The following materials from Southern National Bancorp of Virginia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (Inline XBRL), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	The cover page from Southern National Bancorp of Virginia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.

+     Management contract or compensatory plan or arrangement

*     Filed herewith

**   Furnished herewith

Item 16. - Form 10-K Summary

None.

Southern National Bancorp of Virginia, Inc. will furnish, upon written request, a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Matthew Switzer, Executive Vice President and Chief Financial Officer

Southern National Bancorp of Virginia, Inc.

10900 Nuckols Road, Suite 325

Glen Allen, Virginia 23060

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern National Bancorp of Virginia, Inc.

By:	/s/ Dennis J. Zember, Jr.	Date: March 16, 2021
Dennis J. Zember, Jr.
President and Chief Executive Officer

By:	/s/ Matthew Switzer	Date: March 16, 2021
Matthew Switzer
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2021

Signature	Title

/s/ Dennis J. Zember, Jr.	President and Chief Executive Officer, Director
Dennis J. Zember, Jr.

/s/ John F. Biagas	Director
John F. Biagas

/s/ Robert Y. Clagett	Director
Robert Y. Clagett

/s/ W. Rand Cook	Director
W. Rand Cook

/s/ Deborah Diaz	Director
Deborah Diaz

/s/ F. L. Garrett, III	Director
F. L. Garrett, III

/s/ W. Bruce Jennings	Director
W. Bruce Jennings

/s/ Eric A. Johnson	Director
Eric A. Johnson

/s/ Charles A. Kabbash	Director

Charles A. Kabbash