Form 10-Q
period 2021-03-31
Primis Financial Corp.
filed 2021-05-10
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

Commission File No. 001-33037

PRIMIS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Virginia	20-1417448
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

6830 Old Dominion Drive

McLean, Virginia 22101

(Address of principal executive offices) (zip code)

(703) 893-7400

(Registrant’s telephone number, including area code)

SOUTHERN NATIONAL BANCORP OF VIRGINIA, INC.

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	FRST	NASDAQ Global Market

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

Yes ☐ No ☒

As of May 3, 2021, there were 24,530,417 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

March 31, 2021

PRIMIS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)	*
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$7,791	$8,585
Interest-bearing deposits in other financial institutions	472,489	187,600
Total cash and cash equivalents	480,280	196,185

Securities available for sale, at fair value	170,216	153,233

Securities held to maturity, at amortized cost (fair value of $33,978 and $41,832, respectively)	33,180	40,721

Total loans	2,391,529	2,440,496
Less allowance for credit losses	(34,893)	(36,345)
Net loans	2,356,636	2,404,151
Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	15,521	16,927
Equity method investment in mortgage affiliate	13,912	12,652
Preferred investment in mortgage affiliate	3,305	3,305
Bank premises and equipment, net	30,076	30,306
Operating lease right-of-use assets	6,947	7,511
Goodwill	101,954	101,954
Core deposit intangibles, net	5,485	5,826
Bank-owned life insurance	65,569	65,409
Other real estate owned	2,255	3,078
Deferred tax assets, net	14,702	14,646
Accrued interest receivable	15,604	19,998
Other assets	14,828	12,771
Total assets	$3,330,470	$3,088,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$511,611	$440,674
Interest-bearing deposits:
NOW accounts	821,746	714,752
Money market accounts	713,968	603,318
Savings accounts	202,488	183,814
Time deposits	438,773	490,048
Total interest-bearing deposits	2,176,975	1,991,932
Total deposits	2,688,586	2,432,606

Securities sold under agreements to repurchase - short term	16,445	16,065
FHLB advances	100,000	100,000
Junior subordinated debt - long term	9,694	9,682
Senior subordinated notes - long term	85,673	105,647
Operating lease liabilities	7,629	8,238
Other liabilities	24,457	25,881
Total liabilities	2,932,484	2,698,119
Commitments and contingencies (See Note 6)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,532,795 and 24,368,612 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	244	243
Additional paid in capital	310,582	308,870
Retained earnings	84,897	77,956
Accumulated other comprehensive income	2,263	3,485
Total stockholders' equity	397,986	390,554
Total liabilities and stockholders' equity	$3,330,470	$3,088,673

* Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Interest and dividend income:
Interest and fees on loans	$28,957	$26,741
Interest and dividends on taxable securities	919	1,244
Interest and dividends on tax exempt securities	123	117
Interest and dividends on other earning assets	309	379
Total interest and dividend income	30,308	28,481
Interest expense:
Interest on deposits	3,816	6,503
Interest on repurchase agreements	26	19
Interest on junior subordinated debt	95	139
Interest on senior subordinated notes	1,327	712
Interest on other borrowings	89	593
Total interest expense	5,353	7,966
Net interest income	24,955	20,515
Provision (recovery) for credit losses	(1,372)	3,450
Net interest income after provision for credit losses	26,327	17,065

Noninterest income:
Account maintenance and deposit service fees	1,817	1,698
Income from bank-owned life insurance	386	386
Equity gain from mortgage affiliate	1,315	231
Recoveries related to acquired charged-off loans and investment securities	79	184
Other	220	321
Total noninterest income	3,817	2,820

Noninterest expenses:
Salaries and benefits	9,372	12,309
Occupancy expenses	1,539	1,939
Furniture and equipment expenses	816	619
Amortization of core deposit intangible	341	341
Virginia franchise tax expense	675	570
Data processing expense	799	707
Telephone and communication expense	522	368
Net (gain) loss on other real estate owned	(60)	71
Professional fees	1,287	1,193
Other operating expenses	2,885	1,735
Total noninterest expenses	18,176	19,852
Income before income taxes	11,968	33
Income tax expense	2,585	6
Net income	$9,383	$27
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	$(1,736)	$3,014
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	189	4
Net unrealized gain (loss)	(1,547)	3,018
Tax effect	(325)	634
Other comprehensive income (loss)	(1,222)	2,384
Comprehensive income	$8,161	$2,411
Earnings per share, basic	$0.39	$0.00
Earnings per share, diluted	$0.38	$0.00

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31, 2021
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - December 31, 2020	$243	$308,870	$77,956	$3,485	$390,554
Net income	—	—	9,383	—	9,383
Changes in other comprehensive income on investment securities (net of tax $(325))	—	—	—	(1,222)	(1,222)
Dividends on common stock ($0.10 per share)	—	—	(2,442)	—	(2,442)
Issuance of common stock under Stock Incentive Plan	1	1,237	—	—	1,238
Repurchase of restricted stock	—	(7)	—	—	(7)
Stock-based compensation expense	—	482	—	—	482
Balance - March 31, 2021	$244	$310,582	$84,897	$2,263	$397,986

	For the Three Months Ended March 31, 2020
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - December 31, 2019	$241	$306,755	$69,462	$783	$377,241
Net income	—	—	27	—	27
Changes in other comprehensive income on investment securities (net of tax $634)	—	—	—	2,384	2,384
Dividends on common stock ($0.10 per share)	—	—	(2,428)	—	(2,428)
Issuance of common stock under Stock Incentive Plan	1	193	—	—	194
Stock-based compensation expense	—	1,404	—	—	1,404
Balance - March 31, 2020	$242	$308,352	$67,061	$3,167	$378,822

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	For the Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$9,383	$27
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,430	1,364
Amortization of operating lease right-of-use assets	611	1,038
Accretion of loan discount	(481)	(597)
Provision (recovery) for credit losses	(1,372)	3,450
Earnings on bank-owned life insurance	(380)	(386)
Equity gain on mortgage affiliate	(1,315)	(231)
Stock-based compensation expense	482	1,404
Gain on bank-owned life insurance death benefit	(6)	—
(Gain) loss on other real estate owned	(60)	71
Provision (benefit) for deferred income taxes	(39)	—
Net decrease in other assets	2,337	464
Net increase (decrease) in other liabilities	(2,025)	3,687
Net cash and cash equivalents provided by operating activities	8,565	10,291
Investing activities:
Purchases of held to maturity investment securities	—	(15,197)
Purchases of available for sale investment securities	(28,155)	(9,980)
Proceeds from paydowns, maturities and calls of available for sale investment securities	9,096	8,907
Proceeds from paydowns, maturities and calls of held to maturity investment securities	7,632	28,271
Net (increase) decrease of FRB and FHLB stock	1,406	(3,564)
Net (increase) decrease in loans	49,678	(26,883)
Proceeds from bank-owned life insurance death benefit	225	—
Sales of other real estate owned, net of improvements	882	277
Purchases of bank premises and equipment	(383)	(383)
Net cash and cash equivalents provided by (used in) investing activities	40,381	(18,552)
Financing activities:
Net increase (decrease) in deposits	255,980	(49,364)
Cash dividends paid on common stock	(2,442)	(2,428)
Issuance of common stock under Stock Incentive Plan	1,238	194
Repurchase of restricted stock	(7)	—
Net decrease in long-term borrowings	(20,000)	—
Net increase in other borrowings	380	83,796
Net cash and cash equivalents provided by financing activities	235,149	32,198
Increase in cash and cash equivalents	284,095	23,937
Cash and cash equivalents at beginning of period	196,185	31,928
Cash and cash equivalents at end of period	$480,280	$55,865
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$6,964	$7,848
Income taxes	55	—

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

1.      ACCOUNTING POLICIES

On March 31, 2021, the Company changed its name from Southern National Bancorp of Virginia, Inc. (“Southern National”) to Primis Financial Corp. (“Primis” or the “Company”) and Sonabank changed its name to Primis Bank. Primis is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium sized businesses.

At March 31, 2021, Primis Bank had forty-one full-service branches in Virginia and Maryland and also provides services to customers through certain internet and mobile applications. Thirty-six full-service retail branches are in Virginia (Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg) and five full-service retail branches are in Maryland (Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro). The Company has administrative offices in Warrenton and Glen Allen, Virginia.

While Primis Bank offers a wide range of commercial banking services, it focuses on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes. Primis Bank is a leading Small Business Administration (SBA) lender among Virginia community banks and also invests in real estate-related securities, including collateralized mortgage obligations and agency mortgage backed securities. Primis Bank’s principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. Primis Bank offers a broad range of deposit products, including checking (NOW), savings, money market accounts and certificates of deposit. Primis Bank actively pursues business relationships by utilizing the business contacts of its senior management, other bank officers and its directors, thereby capitalizing on its knowledge of its local market areas.

Principles of Consolidation

The consolidated financial statements include the accounts of Primis and its subsidiaries Primis Bank and EVB Statutory Trust I (the “Trust”). Significant inter-company accounts and transactions have been eliminated in consolidation. Primis consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where Primis holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. Primis owns the Trust which is an unconsolidated subsidiary and the junior subordinated debt owed to the Trust is reported as a liability of Primis. In addition, Primis Bank has an interest in one affiliate, Southern Trust Mortgage, LLC (“STM”). Primis Bank owns 43.28% and 100% of STM’s common and preferred stock, respectively.

Investments in Mortgage Affiliate

Primis Bank’s investment in STM’s common stock is accounted for using the equity method. Under the equity method, the carrying value of Primis Bank’s investment in STM was originally recorded at cost but is adjusted periodically to record Primis Bank’s proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM. Our equity investment in STM as of March 31, 2021 and December 31, 2020 was $13.9 million and $12.7 million, respectively.

Primis Bank’s investment in STM’s preferred stock is considered to be a non-marketable equity security that does not have a readily determinable fair value. Equity securities with no recurring market value data available are reviewed periodically and any observable market value change are adjusting through net income. Primis Bank evaluated this non-marketable equity security for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of STM, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income. Our preferred investment in STM was $3.3 million as of March 31, 2021 and December 31, 2020.

Operating Segments

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined it has one unconsolidated reportable segment, which consists of Primis Bank's investment in STM. Primis Bank’s share of equity in earnings (losses) from STM for the three months ended March 31, 2021 and 2020 were $1.3 million and $231 thousand, respectively.

The chief operating decision maker evaluates segment performance based on STM’s net income (loss). Net income was $3.2 million and $534 thousand for the three months ended March 31, 2021 and 2020, respectively. The primary source of revenue for this segment is total mortgage revenue. For the three months ended March 31, 2021 and 2020, total mortgage revenue was $27.2 million and $12.7 million, respectively. In evaluating STM’s net income (loss), the chief operating decision maker also assesses salaries, commissions and benefits, which were $22.5 million and $10.5 million for the three months ended March 31, 2021 and 2020, respectively.

Also, the chief operating decision maker evaluates segments performance based on STM’s balance sheet. Total mortgage loans held for sale by STM were $142.5 million and $143.4 million as of March 31, 2021 and December 31, 2020, respectively. Warehouse lines of credit were $143.3 million and $136.1 million as of March 31, 2021 and December 31, 2020, respectively. STM’s total members’ equity was $29.5 million and $26.4 million as of March 31, 2021 and December 31, 2020, respectively.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Primis’ (formerly Southern National’s) Annual Report on Form 10-K for the year ended December 31, 2020.

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

Lending Operations And Accommodations To Borrowers In Response To COVID-19

As a result of the impact of the coronavirus disease 2019 (“COVID-19”), businesses in the Company’s markets have experienced significant operational disruptions. In accordance with regulatory guidelines to work with borrowers during the unstable economic environment, the Company provided certain modifications, including interest only or principal and interest deferments. As of March 31, 2021, total modified loans or loans with requests for modifications were $112.8 million, however the Company anticipates minimal additional deferrals in the remainder of 2021.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”) and as extended, the Company is actively assisting its customers with loan applications through the program. PPP loans have a two or five year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2021, the Company had originated 5,827 PPP loans, totaling $335.2 million to its customers. Loans funded through the PPP program are guaranteed by the SBA and loans that meet certain regulatory criteria are subject to forgiveness. In the event that the PPP loans are not fully guaranteed by the SBA, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings. PPP loans forgiveness commenced in the fourth quarter of 2020 and we continue to expect additional forgiveness in the remainder of 2021.

Recent Accounting Pronouncements

Adoption of New Accounting Standards:

In December 2019, Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. This ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. Early adoption was permitted. The Company adopted ASU 2019-12 in the first quarter of 2021 and it did not have a material impact on the Company’s consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. ASU 2020-04 is effective upon issuance and can be applied through December 31, 2022. The Company adopted ASU 2020-04 in the first quarter of 2021 and it did not have a material impact on the Company’s consolidated financial statements.

In October 2020, FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. This ASU clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-08 is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. Early adoption was not permitted. The Company adopted ASU 2020-08 in the first quarter of 2021 and it did not have a material impact on the Company’s consolidated financial statements.

In October 2020, FASB issued ASU 2020-10, Codification Improvements. This ASU clarifies various topics in the Codification, including the addition of existing disclosure requirements to the relevant disclosure sections. ASU 2020-10 is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2020-10 in the first quarter of 2021 and it did not have a material impact on the Company’s consolidated financial statements and disclosures.

2.      STOCK-BASED COMPENSATION

At the June 21, 2017 Annual Meeting of Stockholders of Primis (formerly Southern National), the 2017 Equity Compensation Plan (the “2017 Plan”) was approved as recommended by the Board of Directors. The 2017 Plan replaced the 2010 Plan and has a maximum number of 750,000 shares reserved for issuance. The purpose of the 2017 Plan is to promote the success of the Company by providing greater incentives to employees, non-employee directors, consultants and advisors to associate their personal interests with the long-term financial success of the Company, including its subsidiaries, and with growth in stockholder value, consistent with the Company’s risk management practices. Because the 2017 Plan was approved, shares under the 2004 stock-option plan and 2010 Plan are no longer awarded.

A summary of the activity in the stock option plan during the three months ended March 31, 2021 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	450,800	$10.50	3.8	$727
Forfeited	—	—
Exercised	(131,750)	9.40
Options outstanding, end of period	319,050	$10.95	2.9	$1,146

Exercisable at end of period	306,750	$10.91	2.8	$1,114

Stock-based compensation expense associated with stock options was zero and $95 thousand for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we do not have any unrecognized compensation expense associated with the stock options.

A summary of the activity in the restricted stock plan during the three months ended March 31, 2021 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	96,300	$14.17	3.8
Granted	33,000	15.00
Vested	(40,700)	15.61
Unvested restricted stock outstanding, end of period	88,600	$13.81	3.6

Restricted stock compensation expense totaled $482 thousand and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, unrecognized compensation expense associated with restricted stock was $1.1 million, which is expected to be recognized over a weighted average period of 3.7 years.

3.      INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
March 31, 2021
Residential government-sponsored mortgage-backed securities	$51,596	$1,182	$(250)	$52,528
Obligations of states and political subdivisions	28,460	837	(440)	28,857
Corporate securities	15,000	248	—	15,248
Residential government-sponsored collateralized mortgage obligations	25,439	652	—	26,091
Government-sponsored agency securities	5,985	58	(105)	5,938
Agency commercial mortgage-backed securities	30,117	900	(133)	30,884
SBA pool securities	10,754	51	(135)	10,670
Total	$167,351	$3,928	$(1,063)	$170,216

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2020
Residential government-sponsored mortgage-backed securities	$35,442	$1,618	$—	$37,060
Obligations of states and political subdivisions	22,966	1,076	—	24,042
Corporate securities	15,000	81	(2)	15,079
Trust preferred securities	—	—	—	—
Residential government-sponsored collateralized mortgage obligations	28,680	737	(1)	29,416
Government-sponsored agency securities	5,985	90	—	6,075
Agency commercial mortgage-backed securities	29,118	1,087	(15)	30,190
SBA pool securities	11,441	80	(150)	11,371
Total	$148,632	$4,769	$(168)	$153,233

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
March 31, 2021
Residential government-sponsored mortgage-backed securities	$20,992	$484	$(2)	$—	$21,474
Obligations of states and political subdivisions	6,255	147	—	—	6,402
Residential government-sponsored collateralized mortgage obligations	933	32	—	—	965
Government-sponsored agency securities	5,000	137	—	—	5,137
Total	$33,180	$800	$(2)	$—	$33,978

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2020
Residential government-sponsored mortgage-backed securities	$25,037	$729	$(2)	$—	$25,764
Obligations of states and political subdivisions	9,594	183	—	(1)	9,776
Residential government-sponsored collateralized mortgage obligations	1,090	39	—	—	1,129
Government-sponsored agency securities	5,000	163	—	—	5,163
Total	$40,721	$1,114	$(2)	$(1)	$41,832

During the three months ended March 31, 2021, $28.2 million of available for sale investment securities were purchased. No held to maturity investment were purchased during the three months ended March 31, 2021. During the three months ended March 31, 2020, $10.0 million and $15.2 million, respectively, of available for sale investment securities and held to maturity investment securities were purchased. No investment securities were sold during the three months ended March 31, 2021 and 2020.

The fair value and carrying amount of available for sale and held to maturity investment securities as of March 31, 2021, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$6,381	$6,602	$3,402	$3,493
Due in five to ten years	18,158	18,590	1,013	1,051
Due after ten years	24,906	24,851	6,840	6,995
Residential government-sponsored mortgage-backed securities	51,596	52,528	20,992	965
Residential government-sponsored collateralized mortgage obligations	25,439	26,091	933	21,474
Agency commercial mortgage-backed securities	30,117	30,884	—	—
SBA pool securities	10,754	10,670	—	—
Total	$167,351	$170,216	$33,180	$33,978

Investment securities with a carrying amount of approximately $137.8 million and $125.3 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of March 31, 2021, Primis did not have any allowance for credit losses on held-to-maturity securities.

The following tables present information regarding investment securities available for sale and held to maturity in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
March 31, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$20,304	$(250)	$—	$—	$20,304	$(250)
Obligations of states and political subdivisions	14,473	(440)	—	—	14,473	(440)
Government-sponsored agency securities	4,380	(105)	—	—	4,380	(105)
Agency commercial mortgage-backed securities	3,302	(133)	—	—	3,302	(133)
SBA pool securities	—	—	7,431	(135)	7,431	(135)
Total	$42,459	$(928)	$7,431	$(135)	$49,890	$(1,063)

	Less than 12 months		12 Months or More		Total
March 31, 2021	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$240	$(1)	$211	$(1)	$451	$(2)
Total	$240	$(1)	$211	$(1)	$451	$(2)

	Less than 12 months		12 Months or More		Total
December 31, 2020	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Corporate securities	$998	$(2)	$—	$—	$998	$(2)
Residential government-sponsored collateralized mortgage obligations	954	(1)	—	—	954	(1)
Agency commercial mortgage-backed securities	2,170	(15)	—	—	2,170	(15)
SBA pool securities	—	—	8,119	(150)	8,119	(150)
Total	$4,122	$(18)	$8,119	$(150)	$12,241	$(168)

	Less than 12 months		12 Months or More		Total
December 31, 2020	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$331	$(1)	$126	$(1)	$457	$(2)
Total	$331	$(1)	$126	$(1)	$457	$(2)

Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 and 2020 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains on	Held to Maturity
For the three months ended March 31, 2021	Available for Sale	Securities	Total
Beginning balance	$3,636	(151)	$3,485
Current period other comprehensive income (loss)	(1,371)	149	(1,222)
Ending balance	$2,265	$(2)	$2,263

	Unrealized Holding
	Gains (Losses) on	Held to Maturity
For the three months ended March 31, 2020	Available for Sale	Securities	Total
Beginning balance	$943	$(160)	$783
Current period other comprehensive income	2,381	3	2,384
Ending balance	$3,324	$(157)	$3,167

4.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Loans secured by real estate:
Commercial real estate - owner occupied	$420,173	$434,816
Commercial real estate - non-owner occupied	565,347	599,578
Secured by farmland	10,906	11,687
Construction and land development	104,582	103,401
Residential 1-4 family	514,210	557,953
Multi- family residential	136,914	107,130
Home equity lines of credit	85,128	91,748
Total real estate loans	1,837,260	1,906,313

Commercial loans	186,194	187,797
Paycheck Protection Program loans	335,210	314,982
Consumer loans	24,011	22,496
Total Non-PCD loans	2,382,675	2,431,588
PCD loans	8,854	8,908
Total loans	$2,391,529	$2,440,496

Accounting policy related to the allowance for credit losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $14.6 million and $16.4 million at March 31, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable in the consolidated balance sheets.

COVID-19 Loan Deferments

The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was published by banking regulators in April 2020 to clarify expectations around loan modifications and the determination of TDRs for borrowers experiencing COVID-19-related financial difficulty. Primis applied this regulatory guidance during its troubled debt restructurings (“TDR”) identification process for short-term loan forbearance agreements as a result of COVID-19 and in most cases is not recording these as TDRs, except as disclosed below.

Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse economic effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as TDR, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). We implemented deferral arrangements for TDRs in accordance with the CARES Act and bank regulatory guidance. At March 31, 2021, there were 44 loans in COVID-19 related deferment with an aggregate outstanding balance of $112.8 million and were current as of March 31, 2021.

Accretion

Accretable discount on the acquired loans totaled $5.8 million and $6.2 million at March 31, 2021 and December 31, 2020, respectively. Accretion associated with the acquired loans held for investment of $481 thousand and $597 thousand was recognized during the three months ended March 31, 2021 and 2020, respectively.

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

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2021 and December 31, 2020 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
March 31, 2021	Past Due	Past Due	or More	Past Due	Past Due	Loans (1)
Commercial real estate - owner occupied	$369	$—	$2,626	$2,995	$417,178	$420,173
Commercial real estate - non-owner occupied	—	—	—	—	565,347	565,347
Secured by farmland	134	—	1,515	1,649	9,257	10,906
Construction and land development	8	—	—	8	104,574	104,582
Residential 1-4 family	350	64	1,665	2,079	512,131	514,210
Multi- family residential	—	—	—	—	136,914	136,914
Home equity lines of credit	212	—	176	388	84,740	85,128
Commercial loans	4	—	1,680	1,684	184,510	186,194
Paycheck Protection Program loans	—	—	—	—	335,210	335,210
Consumer loans	201	—	—	201	23,810	24,011
Total Non-PCD loans	1,278	64	7,662	9,004	2,373,671	2,382,675
PCD loans	—	—	1,854	1,854	7,000	8,854
Total	$1,278	$64	$9,516	$10,858	$2,380,671	$2,391,529

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2020	Past Due	Past Due	or More	Past Due	Past Due	Loans (1)
Commercial real estate - owner occupied	$—	$—	$2,641	$2,641	$432,175	$434,816
Commercial real estate - non-owner occupied	—	—	—	—	599,578	599,578
Secured by farmland	—	—	1,098	1,098	10,589	11,687
Construction and land development	23	39	—	62	103,339	103,401
Residential 1-4 family	1,235	349	1,512	3,096	554,857	557,953
Multi- family residential	—	—	—	—	107,130	107,130
Home equity lines of credit	310	39	523	872	90,876	91,748
Commercial loans	64	33	2,104	2,201	185,596	187,797
Paycheck Protection Program loans	—	—	—	—	314,982	314,982
Consumer loans	207	4	9	220	22,276	22,496
Total Non-PCD loans	1,839	464	7,887	10,190	2,421,398	2,431,588
PCD loans	—	—	1,853	1,853	7,055	8,908
Total	$1,839	$464	$9,740	$12,043	$2,428,453	$2,440,496
(1)	Includes $112.8 million and $122.0 million of loans that were subject to deferrals at March 31, 2021 and December 31, 2020.

The amortized cost, by class, of loans and leases on nonaccrual status at March 31, 2021 and December 31, 2020, were as follows (in thousands):

	90		Total
	Days	Loans Not	Nonaccrual
March 31, 2021	or More	Past Due	Loans (1)
Commercial real estate - owner occupied	$2,626	$15	$2,641
Secured by farmland	1,515	—	1,515
Residential 1-4 family	1,665	23	1,688
Multi- family residential	—	4,470	4,470
Home equity lines of credit	176	—	176
Commercial loans	1,680	203	1,883
Paycheck Protection Program loans	—	24	24
Total Non-PCD loans	7,662	4,735	12,397
PCD loans	1,854	—	1,854
Total	$9,516	$4,735	$14,251

	90		Total
	Days	Loans Not	Nonaccrual
December 31, 2020	or More	Past Due	Loans (1)
Commercial real estate - owner occupied	$2,641	$—	$2,641
Secured by farmland	1,098	—	1,098
Residential 1-4 family	1,512	13	1,525
Multi- family residential	—	4,481	4,481
Home equity lines of credit	523	—	523
Commercial loans	2,104	228	2,332
Consumer loans	9	—	9
Total Non-PCD loans	7,887	4,722	12,609
PCD loans	1,853	—	1,853
Total	$9,740	$4,722	$14,462

(1)	Nonaccrual loans include SBA guaranteed amounts totaling $3.0 million and $3.1 million at March 31, 2021 and December 31, 2020, respectively.

We did not have any loans and leases greater than 90 days past due and still accruing at March 31, 2021 and December 31, 2020.

The following table presents non-accrual loans as of March 31, 2021 and December 31, 2020, segregated by class of loans (in thousands):

	March 31, 2021		December 31, 2020
		Non-Accrual With		Non-Accrual With
	Total	No Credit	Total	No Credit
	Non-Accrual (1)	Loss Allowance (2)	Non-Accrual (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$2,641	$—	$2,641	$2,641
Secured by farmland	1,515	—	1,098	1,098
Residential 1-4 family	1,688	1,361	1,525	164
Multi- family residential	4,470	—	4,481	4,481
Home equity lines of credit	176	—	523	523
Commercial loans	1,883	1,425	2,332	582
Consumer loans	24	—	9	9
Total non-PCD loans	12,397	2,786	12,609	9,498
PCD loans	1,854	1,854	1,853	—
Total non-accrual loans	$14,251	$4,640	$14,462	$9,498
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $3.0 million and $3.1 million at March 31, 2021 and December 31, 2020, respectively.
(2)	Nonaccrual loans with no credit loss allowance include SBA guaranteed amounts totaling $1.4 million and $1.7 million at March 31, 2021 and December 31, 2020.

The following table presents non-accrual loans as of March 31, 2021 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$2,641	$—	$—	$2,641
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Secured by farmland	—	—	—	—	1,515	—	—	—	1,515
Construction and land development	—	—	—	—	—	—	—	—	—
Residential 1-4 family	—	—	3	—	153	1,381	151	—	1,688
Multi- family residential	—	—	—	—	—	4,470	—	—	4,470
Home equity lines of credit	—	—	—	—	—	3	75	98	176
Commercial loans	—	—	—	—	112	1,771	—	—	1,883
Paycheck Protection Program loans	—	—	—	—	—	—	—	—	—
Consumer loans	—	—	1	1	1	21	—	—	24
Total non-PCD non-accruals	—	—	4	1	1,781	10,287	226	98	12,397
PCD loans	—	—	—		1,854	—	—	—	1,854
Total non-accrual loans	$—	$—	$4	$1	$3,635	$10,287	$226	$98	$14,251
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $3.0 million and $3.1 million at March 31, 2021 and December 31, 2020, respectively.

Interest received on non-accrual loans was $46 thousand for the three months ended March 31, 2021.

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

For the three months ended March 31, 2021, there were nine TDR loans outstanding in the amount of $2.8 million primarily due to the economic impact of COVID-19. There have been no defaults of TDRs modified during the past twelve months.

Credit Quality Indicators

Through its system of internal controls, Primis evaluates and segments loan portfolio credit quality using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Primis had no loans classified Doubtful at March 31, 2021 or December 31, 2020.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table present weighted-average risk grades for all loans, by class and year of origination/renewal as of March 31, 2021 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Not Rated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	22,312	20,176	37,180	40,911	46,695	225,189	1	6,704	399,168
Special Mention	—	—	—	—	146	13,430	—	—	13,576
Substandard	—	2,007	—	—	—	5,423	—	—	7,430
	$22,312	$22,183	$37,180	$40,911	$46,841	$244,042	$1	$6,704	$420,174
Weighted average risk grade	3.05	3.60	3.43	3.61	3.64	3.62	3.00	4.00	3.58
Commercial real estate - nonowner occupied
Not Rated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	732	57,488	27,531	88,681	66,021	294,786	226	47	535,512
Special Mention	—	—	—	—	—	12,185	—	—	12,185
Substandard	—	—	—	—	—	17,650	—	—	17,650
	$732	$57,488	$27,531	$88,681	$66,021	$324,621	$226	$47	$565,347
Weighted average risk grade	3.10	3.46	3.87	3.30	3.80	3.81	3.00	3.00	3.70
Secured by farmland
Not Rated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	780	33	29	—	463	4,522	2,012	—	7,839
Special Mention	—	—	—	—	852	551	—	—	1,403
Substandard	—	—	—	—	1,515	148	—	—	1,663
	$780	$33	$29	$—	$2,830	$5,221	$2,012	$—	$10,905
Weighted average risk grade	3.36	4.00	3.00	N/A	5.37	3.64	3.96	N/A	4.13
Construction and land development
Not Rated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	8,473	25,304	19,146	15,550	12,679	18,412	501	41	100,106
Special Mention	—	—	4,477	—	—	—	—	—	4,477
Substandard	—	—	—	—	—	—	—	—	—
	$8,473	$25,304	$23,623	$15,550	$12,679	$18,412	$501	$41	$104,583
Weighted average risk grade	3.16	3.31	3.88	3.70	3.94	3.55	4.00	4.00	3.60
Residential 1-4 family
Not Rated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	6,935	62,893	111,345	75,369	64,056	187,425	135	3,370	511,528
Special Mention	—	—	—	—	—	—	—	200	200
Substandard	—	—	3	—	153	2,138	—	189	2,483
	$6,935	$62,893	$111,348	$75,369	$64,209	$189,563	$135	$3,759	$514,211
Weighted average risk grade	3.16	3.07	3.05	3.11	3.07	3.27	3.00	3.35	3.15
Multi- family residential
Not Rated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	19,450	9,577	12,150	33,285	56,855	—	—	131,317
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,295	—	301	5,596
	$—	$19,450	$9,577	$12,150	$33,285	$62,150	$—	$301	$136,913
Weighted average risk grade	N/A	3.89	3.00	3.47	3.15	3.80	N/A	6.00	3.57
Home equity lines of credit
Not Rated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	960	396	313	713	9,285	72,611	228	84,506
Special Mention	—	—	—	—	—	—	276	—	276
Substandard	—	—	—	—	—	—	248	98	346
	$—	$960	$396	$313	$713	$9,285	$73,135	$326	$85,128
Weighted average risk grade	N/A	3.66	3.20	3.24	4.00	3.69	3.02	4.60	3.12
Commercial loans
Not Rated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	1,761	11,578	17,634	13,010	19,312	82,604	28,617	5,347	179,863
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	15	—	2,338	112	3,865	—	—	6,330
	$1,761	$11,593	$17,634	$15,348	$19,424	$86,469	$28,617	$5,347	$186,193
Weighted average risk grade	3.49	3.34	3.65	3.86	3.34	3.77	3.43	3.93	3.65
Paycheck Protection Program loans
Not Rated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	110,497	224,713	—	—	—	—	—	—	335,210
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
	$110,497	$224,713	$—	$—	$—	$—	$—	$—	$335,210
Weighted average risk grade	2.00	2.00	N/A	N/A	N/A	N/A	N/A	N/A	2.00

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Consumer loans
Not Rated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	3,958	4,042	1,877	1,540	704	8,361	3,428	—	23,910
Special Mention	—	—	—	—	—	96	—	—	96
Substandard	—	—	1	1	1	2	—	—	5
	$3,958	$4,042	$1,878	$1,541	$705	$8,459	$3,428	$—	$24,011
Weighted average risk grade	4.00	3.95	3.91	4.00	4.00	4.01	4.00	N/A	3.99
PCD
Not Rated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	4,490	31	—	4,521
Special Mention	—	—	—	—	1	1,445	—	—	1,446
Substandard	—	—	—	—	1,858	1,029	—	—	2,887
	$—	$—	$—	$—	$1,859	$6,964	$31	$—	$8,854
Weighted average risk grade	N/A	N/A	N/A	N/A	6.00	4.33	3.00	N/A	4.68
Total	$155,448	$428,659	$229,196	$249,863	$248,566	$955,186	$108,086	$16,525	$2,391,529
Weighted average risk grade	2.35	2.66	3.35	3.37	3.5	3.65	3.18	3.88	3.29

Revolving loans that converted to term during 2021 were as follows (in thousands):

Total
Residential 1-4 family	$996
Multi- family residential	301
Commercial loans	90
Total loans	$1,387

The amount of foreclosed residential real estate property held at March 31, 2021 and December 31, 2020 was $0.8 million and $1.0 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $1.4 million at March 31, 2021 and December 31, 2020, respectively.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of March 31, 2021 and December 31, 2020, calculated in accordance with the CECL methodology described above (in thousands).

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity		Paycheck
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Protection	Consumer	PCD
March 31, 2021	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Program	Loans	Loans	Total
Modeled expected credit losses	$2,039	$4,307	$54	$1,739	$4,213	$776	$517	$752	$—	$324	$—	$14,721
Q-factor and other qualitative adjustments	2,105	9,497	57	1,327	2,506	470	308	1,417	—	44	—	17,731
Specific allocations	—	—	—	—	51	—	—	23	—	1	2,366	2,441
Total	$4,144	$13,804	$111	$3,066	$6,770	$1,246	$825	$2,192	$—	$369	$2,366	$34,893

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity		Paycheck
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Protection	Consumer	PCD
December 31, 2020	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Program	Loans	Loans	Total
Modeled expected credit losses	$2,565	$3,959	$58	$1,297	$4,579	$649	$534	$544	$—	$306	$—	$14,491
Q-factor and other qualitative adjustments	4,134	7,467	46	516	4,963	763	367	917	—	194	—	19,367
Specific allocations	—	—	—	2	37	—	—	37	—	17	2,394	2,487
Total	$6,699	$11,426	$104	$1,815	$9,579	$1,412	$901	$1,498	$—	$517	$2,394	$36,345

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three months ended March 31, 2021 and 2020 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
March 31, 2021	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,699	$11,426	$104	$1,815	$9,579	$1,412	$901	$1,498	$517	$2,394	$—	$36,345
Provision (recovery)	(2,555)	2,378	7	1,251	(2,810)	(166)	(76)	760	(133)	(28)	—	(1,372)
Charge offs	—	—	—	—	—	—	—	(74)	(36)	—	—	(110)
Recoveries	—	—	—	—	1	—	—	8	21	—	—	30
Ending balance	$4,144	$13,804	$111	$3,066	$6,770	$1,246	$825	$2,192	$369	$2,366	$—	$34,893

March 31, 2020
Allowance for loan losses:
Beginning balance	$810	$1,596	$5	$683	$1,049	$119	$217	$5,418	$190	$—	$174	$10,261
Provision (recovery) for non-purchased loans	253	950	353	(307)	1,277	20	110	470	74	—	(100)	3,100
Provision for purchase credit impaired loans	—	—	—	—	—	—	—	350	—	—	—	350
Total provision (recovery)	253	950	353	(307)	1,277	20	110	820	74	—	(100)	3,450
Charge offs	—	—	(352)	—	(185)	—	(60)	(470)	(32)	—	—	(1,099)
Recoveries	5	2	—	—	9	—	22	65	7	—	—	110
Ending balance	$1,068	$2,548	$6	$376	$2,150	$139	$289	$5,833	$239	$—	$74	$12,722

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

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Loan	Specific	Loan	Specific
	Balance (1)	Allocations	Balance (1)	Allocations
Commercial real estate - owner occupied	$7,468	$—	$23,397	$—
Commercial real estate - non-owner occupied	17,788	—	7,467	—
Secured by farmland	1,486	—	1,069	—
Construction and land development	—	—	77	2
Residential 1-4 family	1,913	52	1,918	37
Multi- family residential	5,599	—	—	—
Home equity lines of credit	—	—	481	—
Commercial loans	5,159	22	5,515	37
Paycheck Protection Program loans	—	—	—	—
Consumer loans	14	1	17	17
Total non-PCD loans	39,427	75	39,941	93
PCD loans	8,854	2,366	8,908	2,394
Total loans	$48,281	$2,441	$48,849	$2,487
(1)	Includes SBA guarantees of $3.0 million and $2.5 million at March 31, 2021 and December 31, 2020, respectively.

5.      LEASES

The Company leases certain premises and equipment under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At March 31, 2021 and December 31, 2020, the Company had operating lease liabilities totaling $7.6 million and $8.2 million, respectively, and right-of-use assets totaling $6.9 million and $7.5 million, respectively, related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the three months ended March 31, 2021 and 2020, our net operating lease cost was $610 thousand and $1.0 million, respectively, and were reflected in occupancy expenses on our income statements.

The following table presents supplemental cash flow and other information related to our operating leases:

	For the Three Months Ended
(in thousands except for percent and period data)	March 31, 2021	March 31, 2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,265	$1,241

Other information:
Weighted-average remaining lease term - operating leases, in years	4.7	5.6
Weighted-average discount rate - operating leases	2.5%	2.8%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	March 31, 2021
Lease payments due:
Less than one year	$2,495
One to three years	3,533
Three to five years	845
More than five years	1,303
Total lease payments	8,176
Less: imputed interest	(547)
Lease liabilities	$7,629

As of March 31, 2021, the Company did not have any operating leases that have not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

6.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with off-balance sheet risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $16.5 million and $15.9 million as of March 31, 2021 and December 31, 2020, respectively.

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 4 - Loans and Allowance, as if such commitments were funded.

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2021	2020
Balance as of January 1	$740	$—
Impact of adopting ASU 2016-13	—	—
Credit loss expense	711	55
Balance as of March 31,	$1,451	$55

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

At March 31, 2021 and December 31, 2020, we had unfunded lines of credit and undisbursed construction loan funds totaling $357.0 million and $355.3 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

7.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2021
Basic EPS	$9,383	24,350	$0.39
Effect of dilutive stock options and unvested restricted stock	—	159	(0.01)
Diluted EPS	$9,383	24,509	$0.38

For the three months ended March 31, 2020
Basic EPS	$27	24,168	$0.00
Effect of dilutive stock options and unvested restricted stock	—	220	—
Diluted EPS	$27	24,388	$0.00

The Company did not have any anti-dilutive options as of March 31, 2021 and 2020.

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

Assets Measured on a Recurring Basis:

Investment Securities Available for Sale

Where quoted prices are available in an active market, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid government bonds and mortgage products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of investment securities with similar characteristics or discounted cash flow. Level 2 investment securities include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Currently, a majority of Primis’ available for sale debt investment securities are considered to be Level 2 investment securities, except for a few corporate securities that are classified as Level 3 investment securities.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$52,528	$—	$52,528	$—
Obligations of states and political subdivisions	28,857	—	28,857	—
Corporate securities	15,248	—	14,248	1,000
Residential government-sponsored collateralized mortgage obligations	26,091	—	26,091	—
Government-sponsored agency securities	5,938	—	5,938	—
Agency commercial mortgage-backed securities	30,884	—	30,884	—
SBA pool securities	10,670	—	10,670	—
Total	$170,216	$—	$169,216	$1,000

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$37,060	$—	$37,060	$—
Obligations of states and political subdivisions	24,042	—	24,042	—
Corporate securities	15,079	—	14,079	1,000
Residential government-sponsored collateralized mortgage obligations	29,416	—	29,416	—
Government-sponsored agency securities	6,075	—	6,075	—
Agency commercial mortgage-backed securities	30,190	—	30,190	—
SBA pool securities	11,371	—	11,371	—
Total	$153,233	$—	$152,233	$1,000

No corporate securities that are classified as Level 3 above were purchased or sold during 2021 or 2020. These corporate securities did not have a material impact on the income statement for the three months ended March 31, 2021 and 2020.

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

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5% to 10% of collateral valuation at March 31, 2021 and December 31, 2020. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At March 31, 2021  and December 31, 2020, the total amount of OREO was $2.3 million and $3.1 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$48,274	$—	$—	$48,274
Other real estate owned:
Commercial real estate - non-owner occupied	717	—	—	717
Construction and land development	762	—	—	762
Residential 1-4 family	776	—	—	776

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$47,001	$—	$—	$47,001
Other real estate owned:
Commercial real estate - non-owner occupied	865	—	—	865
Construction and land development	1,221	—	—	1,221
Residential 1-4 family	992	—	—	992

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		March 31, 2021		December 31, 2020
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$480,280	$480,280	$196,185	$196,185
Securities available for sale	Level 2 & Level 3	170,216	170,216	153,233	153,233
Securities held to maturity	Level 2	33,180	33,978	40,721	41,832
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	15,521	15,521	16,927	16,927
Equity investment in mortgage affiliate	Level 3	13,912	13,912	12,652	12,652
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	3,305	3,305
Net loans	Level 3	2,356,636	2,374,420	2,404,151	2,435,612
Accrued interest receivable	Level 2	17,405	17,405	17,405	17,405
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,333,357	$1,333,357	$1,155,426	$1,155,426
Money market and savings accounts	Level 2	916,456	916,456	787,132	787,132
Time deposits	Level 3	438,773	442,717	490,048	495,022
Securities sold under agreements to repurchase	Level 1	16,445	16,445	16,065	16,065
FHLB advances	Level 1	100,000	100,000	100,000	100,000
Junior subordinated debt	Level 2	9,694	9,524	9,682	8,863
Senior subordinated notes	Level 2	85,673	110,992	105,647	109,276
Accrued interest payable	Level 2	3,057	3,057	3,057	3,057

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), accrued interest receivable and payable, demand deposits, savings accounts, money market accounts and FHLB advances and securities sold under agreements to repurchase.

The investment in common stock of our mortgage affiliate is accounted for using the equity method. Under the equity method, the carrying value of Primis’ investment in STM was originally recorded at cost but is adjusted periodically to record Primis’ proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM. The investment in preferred stock of our mortgage affiliate is considered to be a non-marketable equity security that does not have a readily determinable fair value. Non-marketable equity securities with no recurring market value data available are reviewed periodically and any observable market value change is adjusted through noninterest income. Primis evaluates its investments in this non-marketable equity security for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of STM, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income. No impairment was recorded for the three months ended March 31, 2021 and 2020.

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

9.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at March 31, 2021 and December 31, 2020 was $16.4 million and $16.0 million, respectively.

10.     JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”). At March 31, 2021 and December 31, 2020, we had $9.7 million of Junior Subordinated Debt outstanding. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of March 31, 2021 and December 31, 2020, the interest rate was 3.13% and 3.18%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At March 31, 2021, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At March 31, 2021, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital.

In 2017, the Company assumed the Senior Subordinated Note Purchase Agreement dated April 22, 2015 with certain institutional accredited investors, pursuant to which $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 was sold to the investors. On February 1, 2021, the Company redeemed $20.0 million of Senior Subordinated Notes.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030 (the “SNBV Subordinated Notes”). The SNBV Subordinated Notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month Term SOFR, plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. At March 31, 2021, all of the SNBV Subordinated Notes qualified as Tier 2 capital.

At March 31, 2021 and December 31, 2020, the remaining unamortized debt issuance costs related to the Subordinated Notes totaled $1.8 million and $1.9 million, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2020. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three months ended March 31, 2021 compared to the three months ended March 31, 2020 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2021 compared to December 31, 2020. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, factors that could contribute to those differences include, but are not limited to:

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

OVERVIEW

Primis (formerly Southern National) is a corporation that was formed on July 28, 2004 under the laws of the Commonwealth of Virginia and is the holding company for Primis Bank (formerly Sonabank), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium sized businesses.

At March 31, 2021, Primis Bank had forty-one full-service branches in Virginia and Maryland and also provides services to customers through certain internet and mobile applications. Thirty-six full-service retail branches are in Virginia (Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg) and five full-service retail branches are in Maryland (Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro). The Company has administrative offices in Warrenton and Glen Allen, Virginia.

FINANCIAL HIGHLIGHTS

●	Return on average assets of 1.19% for the three months ended March 31, 2021 compared to 0.0% for the three months ended March 31, 2020.
●	Net income was $9.4 million for the first quarter of 2021 compared to $27 thousand for the first quarter of 2020.
●	Total assets at the end of first quarter of 2021 were $3.33 billion, an increase of 7.8% from December 31, 2020.
●	Gross loans were $2.39 billion at the end of the first quarter of 2021, up 8.1% from the year ago period. Excluding PPP balances, gross loans declined 7.1% over the same period.
●	Loans on deferral were $112.8 million or 5.5% of gross loans excluding PPP balances. Approximately 59% of total deferrals were from the hotel portfolio while restaurant deferrals were approximately 1%.
●	Total deposits increased $256 million from December 31, 2020 despite a $51.3 million decline in time deposits over the same time frame. Non-time deposits comprised 83.7% of total deposits at March 31, 2021 compared to 80.0% at December 31, 2020.
●	Cost of deposits declined to 0.60% for the first quarter of 2021 compared to 1.25% for the first quarter of 2020.
●	Mortgage income was $1.3 million for the first quarter of 2021 compared to $231 thousand for the first quarter of 2020.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income for the three months ended March 31, 2021 was $9.4 million, or $0.39 basic and $0.38 diluted earnings per share, compared to net income of $27 thousand, or zero basic and diluted earnings per share for the three months ended March 31, 2020.

Net income increased $9.3 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in net income was driven by a decline in cost of deposits and by an increase in equity gain from the Company’s mortgage affiliate driven by higher margins on closed loans combined with a higher volume of mortgage activity. The increase was also driven by lower provision for loan losses in 2021 as economic outlook related to the pandemic improved. The increase in net income was also attributable to higher management restructuring expenses in the first quarter of 2020.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $25.0 million for the three months ended March 31, 2021, compared to $20.5 million for the three months ended March 31, 2020. Primis’ net interest margin for the three months ended March 31, 2021 was 3.41%, compared to 3.32% for the three months ended March 31, 2020. Net interest margin was impacted heavily by the origination of Paycheck Protection Program (PPP) loans in 2021. Excluding the effects of PPP loans, the Company’s net interest margin for the three months ended March 31, 2021 would have been 2.99%, compared to 3.32% for the three months ended March 31, 2020. Total income on interest-earning assets was $30.3 million and $28.5 million for the three months ended March 31, 2021 and 2019, respectively. The yield on average interest-earning assets decreased 47 basis points to 4.14% during the three months ended March 31, 2021, compared to the 4.61% yield on average interest-earning assets during the three months ended March 31, 2020, primarily driven by market conditions. The cost of average interest-bearing liabilities decreased 66 basis points to 0.94% during the three months ended March 31, 2021, compared to 1.60% cost on average interest-bearing liabilities during the three months ended March 31, 2020. Interest and fees on loans totaled $29.0 million and $26.7 million for the first quarters of 2021 and 2020, respectively. The accretion of the discount on loans acquired contributed $481 thousand to net interest income during the three months ended March 31, 2021, compared to $597 thousand during the three months ended March 31, 2020. The decrease in accretion was due to slowdown in the volume of acquired loan prepayments and payoffs. Average loans during the first quarter of 2021 were $2.43 billion, compared to $2.20 billion during the first quarter of 2020.

Total interest expense was $5.4 million and $8.0 million for the three months ended March 31, 2021 and 2020, respectively. Interest on deposits was $3.8 million and $6.5 million for the three months ended March 31, 2021 and 2020, respectively. Total average interest-bearing deposits for the first quarter of 2021 and 2020 were $2.08 billion and $1.75 billion, respectively. The yield on total average interest-bearing deposits was 0.74% and 1.49% for the quarter ended March 31, 2021 and 2020, respectively. Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt and senior subordinated notes, was $1.5 million for the three months ended March 31, 2021 and 2020. Total average borrowings were $226.4 million and $251.8 million for the three months ended March 31, 2021 and 2020, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	March 31, 2021			March 31, 2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,436,713	$28,957	4.82%	$2,200,926	$26,741	4.89%
Investment securities	193,364	1,042	2.19%	231,794	1,361	2.36%
Other earning assets	339,480	309	0.37%	54,800	379	2.79%
Total earning assets	2,969,557	30,308	4.14%	2,487,520	28,481	4.61%
Allowance for credit losses	(36,330)			(10,928)
Total non-earning assets	277,067			263,627
Total assets	$3,210,294			$2,740,220

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$773,768	$1,093	0.57%	$379,531	$786	0.83%
Money market accounts	653,443	1,085	0.67%	469,651	1,575	1.35%
Savings accounts	192,252	142	0.30%	147,697	116	0.32%
Time deposits	465,944	1,496	1.30%	756,055	4,026	2.14%
Total interest-bearing deposits	2,085,407	3,816	0.74%	1,752,934	6,503	1.49%
Borrowings	226,398	1,537	2.75%	251,830	1,463	2.34%
Total interest-bearing liabilities	2,311,805	5,353	0.94%	2,004,764	7,966	1.60%
Noninterest-bearing liabilities:
Demand deposits	477,812			333,408
Other liabilities	25,539			21,781
Total liabilities	2,815,156			2,359,953
Stockholders' equity	395,138			380,267
Total liabilities and stockholders' equity	$3,210,294			$2,740,220
Net interest income		$24,955			$20,515
Interest rate spread			3.36%			3.01%
Net interest margin			3.41%			3.32%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company adopted ASU 2016-13 effective January 1, 2020. We implemented and recorded a gross cumulative effect adjustment of $8.3 million at December 31, 2020. The provision for credit losses for the three months ended March 31, 2021 and 2020 was $(1.4) million and $3.5 million, respectively. We had charge-offs totaling $110 thousand during the three months ended March 31, 2021 and $1.1 million during the three months ended March 31, 2020. There were recoveries totaling $30 thousand during the three months ended March 31, 2021 and $110 thousand during the three months ended March 31, 2020.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2021	2020	Change
Account maintenance and deposit service fees	$1,817	$1,698	$119
Income from bank-owned life insurance	386	386	—
Equity gain from mortgage affiliate	1,315	231	1,084
Recoveries related to acquired charged-off loans and investment securities	79	184	(105)
Other	220	321	(101)
Total noninterest income	$3,817	$2,820	$997

Noninterest income increased 35% to $3.8 million for the three months ended March 31, 2021 compared to $2.8 million for the three months ended March 31, 2020. The increase was primarily driven by a $1.1 million increase in equity gain from the Company’s mortgage affiliate, Southern Trust Mortgage, LLC. (“STM”). Equity gain from the Company’s  mortgage affiliate increased to $1.3 million driven by higher margins on closed loans combined with a higher volume of mortgage activity. The gain on investment in STM was negatively impacted in the first quarter of 2021 by an expense of approximately $1.2 million due to management restructuring at STM. Income on account maintenance and deposit service fees increased $119 thousand from the year-ago period primarily in account service charges and non-sufficient fund fees. These increases were partially offset by a decrease of $105 thousand in recoveries related to acquired charged-off loans and investment securities.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2021	2020	Change
Salaries and benefits	$9,372	$12,309	$(2,937)
Occupancy expenses	1,539	1,939	(400)
Furniture and equipment expenses	816	619	197
Amortization of core deposit intangible	341	341	—
Virginia franchise tax expense	675	570	105
Data processing expense	799	707	92
Telephone and communication expense	522	368	154
Net (gain) loss on other real estate owned	(60)	71	(131)
Professional fees	1,287	1,193	94
Other operating expenses	2,885	1,735	1,150
Total noninterest expenses	$18,176	$19,852	$(1,676)

Noninterest expenses were $18.2 million during the three months ended March 31, 2021, compared to $19.9 million during the three months ended March 31, 2020. The 8.4% decrease in noninterest expenses was primarily due to a $2.9 million decrease in employee compensation and benefits expense due to higher management restructuring expenses in the first quarter of 2020. In addition to generally higher staffing and compensation levels, employee compensation in the first quarter of 2021 was impacted by $200 thousand in recruitment payments as well as $454 thousand in employee incentive payments tied to core deposit generation in the fourth quarter of 2020. Other expenses increased in the first quarter of 2021 compared to first quarter of 2020, largely driven by a $711 thousand increase in the reserve for unfunded commitments. Occupancy and furniture and equipment expenses decreased $400 thousand during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $3.33 billion as of March 31, 2021 and $3.09 billion as of December 31, 2020. Total loans decreased 2.0%, from $2.44 billion at December 31, 2020 to $2.39 billion at March 31, 2021, largely driven by a $43.7 million decrease in 1-4 family residential loans. Excluding PPP loans, loans outstanding decreased $69.2 million, or 3.3%, since December 31, 2020. Total deposits were $2.69 billion at March 31, 2021, compared to $2.43 billion at December 31, 2020 and total equity was $398.0 million and $390.6 million at March 31, 2021 and December 31, 2020, respectively.

Loan Portfolio

Total loans were $2.39 billion and $2.44 billion at March 31, 2021 and December 31, 2020, respectively. Loan decline in 2021 was primarily due to a decrease in 1-4 family residential loans. PPP loan originations totaled $335.2 million at March 31, 2021. Excluding PPP loans, loans outstanding decreased $69.2 million, or 3.3%, since December 31, 2020.

The Company ended the first quarter of 2021 with $112.8 million of loans on deferral, or 5.5% of total loans excluding PPP loans. Hotels account for 59% of all deferrals, with approximately 25% of the hotel portfolio deferred at March 31, 2021.

The composition of our loan portfolio consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Loans secured by real estate:
Commercial real estate - owner occupied	$420,173	$434,816
Commercial real estate - non-owner occupied	565,347	599,578
Secured by farmland	10,906	11,687
Construction and land loans	104,582	103,401
Residential 1-4 family	514,210	557,953
Multi-family residential	136,914	107,130
Home equity lines of credit	85,128	91,748
Total real estate loans	1,837,260	1,906,313

Commercial loans	186,194	187,797
Paycheck Protection Program	335,210	314,982
Consumer loans	24,011	22,496
Total Non-PCD loans	2,382,675	2,431,588
PCD loans	8,854	8,908
Total loans	$2,391,529	$2,440,496

As of March 31, 2021 and December 31, 2020, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Asset Quality

Asset quality remained solid during the first quarter of 2021. The outbreak of COVID-19 and resulting economic instability has had and will likely continue to have an impact on our asset quality, but it is currently unknown to what extent. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections. We defer COVID-impacted loans to the end of the deferral date and track delinquency from the end of that new deferral date. During the third and fourth quarter of 2020 and first quarter of 2021, the Company saw a substantial amount of deferred loans return to traditional loan terms.

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

The following table presents a comparison of nonperforming assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Nonaccrual loans	$14,251	$14,462
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	14,251	14,462
Other real estate owned	2,255	3,078
Total nonperforming assets	$16,506	$17,540

Troubled debt restructurings	$2,804	$987
SBA guaranteed amounts included in nonaccrual loans	$2,960	$3,076

Allowance for credit losses to nonperforming loans	244.84%	251.32%
Allowance for credit losses to total loans	1.46%	1.52%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.41%	0.47%

Not included in the table above are $112.8 million of loans that were subject to COVID-related deferrals at March 31, 2021. Some of these loans may become potential problem loans during the remainder of 2021.

OREO at March 31, 2021 was $2.2 million, compared to $3.1 million at December 31, 2020. The decrease was primarily driven by sale of properties and write-downs on OREO during 2021.

Nonaccrual loans were $14.3 million (excluding $3.0 million of loans fully covered by SBA guarantees) at March 31, 2021, compared to $14.5 million (excluding $3.1 million of loans fully covered by SBA guarantees) at December 31, 2020, a decrease of 1.5%. The ratio of nonperforming assets (excluding the SBA guaranteed loans) to total assets was 0.41% and 0.47% at March 31, 2021 and December 31, 2020, respectively, a decrease of 6 basis points.

As of March 31, 2021, there were nine TDR loans in the amount of $2.8 million outstanding, primarily due to the economic impact of COVID-19. There have been no defaults of TDRs modified during the past twelve months.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

Investment Securities

Investment securities, available for sale and held to maturity, totaled $203.4 million at March 31, 2021, an increase of 4.9% from $194.0 million at December 31, 2020.

Investment securities in our portfolio as of March 31, 2021 were as follows:

●	residential government-sponsored collateralized mortgage obligations in the amount of $27.0 million;
●	agency residential mortgage-backed securities in the amount of $73.5 million;
●	corporate bonds in the amount of $15.2 million;
●	commercial mortgage-backed securities in the amount of $30.9 million;
●	SBA loan pool securities in the amount of $10.7 million;
●	callable agency securities in the amount of $11.0 million; and
●	municipal bonds in the amount of $35.1 million (fair value of $35.3 million) with a taxable equivalent yield of 3.14% and ratings as of March 31, 2021 as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$10,093	AAA	$11,571
Aa1	8,945	AA+	9,899
Aa2	6,418	AA	6,134
Aa3	691	AA-	1,561
A1	2,317	A+	336
A2	336	A	813
Baa1	—	BBB+	—
NA	5,002	NA	3,488
NR	1,456	NR	1,456
Total	$35,258	Total	$35,258

During the three months ended March 31, 2021, $28.2 million of available for sale investment securities were purchased. No held to maturity investment were purchased during the three months ended March 31, 2021. During the three months ended March 31, 2020, $10.0 million and $15.2 million, respectively, of available for sale investment securities and held to maturity investment securities were purchased. No investment securities were sold during the three months ended March 31, 2021 and 2020.

Each of these investment securities has been evaluated for potential impairment under accounting guidelines. In performing a detailed cash flow analysis of each investment security, Primis works with independent third parties to identify the most reflective estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of an investment security (that is, credit loss exists), an other than temporary impairment is considered to have occurred. If there is no credit loss, any impairment is considered temporary.

We recognized no credit impairment charges related to credit losses during the three months ended March 31, 2021 and 2020, respectively.

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

During the three months ended March 31, 2021, we funded our financial obligations with deposits and borrowings from the FHLB of Atlanta. At March 31, 2021, we had $357.0 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in less than one year was $315.4 million as of March 31, 2021. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030 (the “SNBV Subordinated Notes”). The SNBV Subordinated Notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month Term SOFR plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero.

While the Company believes that wholesale funding markets have remained open to us in the economic environment caused by COVID-19, the rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an uneven economic recovery causes a large number of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding. As of March 31, 2021, Primis was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2021, Primis has no material commitments or long-term debt for capital expenditures.

Capital Resources

Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At March 31, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of March 31, 2021, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital		Actual Ratio at
	Adequacy	To Be Categorized	March 31,	December 31,
	Purposes	as Well Capitalized (1)	2021	2020
Primis Financial Corp.
Leverage ratio	4.00%	n/a	9.61%	9.69%
Common equity tier 1 capital ratio	4.50%	n/a	13.64%	13.05%
Tier 1 risk-based capital ratio	6.00%	n/a	14.11%	13.52%
Total risk-based capital ratio	8.00%	n/a	19.48%	19.58%
Primis Bank
Leverage ratio	4.00%	5.00%	11.14%	11.25%
Common equity tier 1 capital ratio	7.00%	6.50%	16.58%	15.83%
Tier 1 risk-based capital ratio	8.50%	8.00%	16.58%	15.83%
Total risk-based capital ratio	10.50%	10.00%	17.84%	17.09%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

Primis Financial Corp. and Primis Bank are required to meet minimum capital requirements set forth by regulatory authorities. Bank regulatory agencies have approved regulatory capital guidelines (“Basel III”) aimed at strengthening existing capital requirements for banking organizations. The Basel III Capital Rules require Primis Financial Corp. and Primis Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer and (iv) a minimum leverage ratio of 4.0%. Failure to meet minimum capital requirements may result in certain actions by regulators which could have a direct material effect on the consolidated financial statements.

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had capital conservation buffer of 9.84% at March 31, 2021, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well- capitalized under the regulatory framework for prompt corrective action.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of March 31, 2021 and December 31, 2020. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 100 basis point decrease in interest rates at March 31, 2021 and December 31, 2020.

	Sensitivity of Economic Value of Equity
	As of March 31, 2021
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$408,507	$24,442	6.36%	12.27%	102.64%
Up 300	405,375	21,310	5.55%	12.17%	101.86%
Up 200	400,562	16,497	4.30%	12.03%	100.65%
Up 100	397,344	13,279	3.46%	11.93%	99.84%
Base	384,065	—	—%	11.53%	96.50%
Down 100	316,572	(67,493)	(17.57)%	9.51%	79.54%

	Sensitivity of Economic Value of Equity
	As of December 31, 2020
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$339,057	$5,568	1.67%	10.98%	86.81%
Up 300	341,652	8,163	2.45%	11.06%	87.48%
Up 200	342,561	9,072	2.72%	11.09%	87.71%
Up 100	343,842	10,353	3.10%	11.13%	88.04%
Base	333,489	—	—%	10.80%	85.39%
Down 100	282,586	(50,903)	(15.26)%	9.15%	72.36%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2021 and December 31, 2020 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines at March 31, 2021 and December 31, 2020.

	Sensitivity of Net Interest Income
	As of March 31, 2021
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base

	(dollar amounts in thousands)
Up 400	$80,863	$1,476	2.84%	0.05%
Up 300	80,581	1,194	2.83%	0.04%
Up 200	80,360	973	2.82%	0.03%
Up 100	79,966	579	2.80%	0.02%
Base	79,387	—	2.78%	—%
Down 100	76,967	(2,420)	2.70%	(0.08)%

	Sensitivity of Net Interest Income
	As of December 31, 2020
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base

	(dollar amounts in thousands)
Up 400	$78,988	$(4,760)	2.89%	(0.17)%
Up 300	80,341	(3,407)	2.94%	(0.12)%
Up 200	81,604	(2,144)	2.99%	(0.07)%
Up 100	83,039	(709)	3.04%	(0.02)%
Base	83,748	—	3.06%	—%
Down 100	82,667	(1,081)	3.02%	(0.04)%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of March 31, 2021.

ITEM 1A – RISK FACTORS

The Company disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2020. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

Risk factors have been included in the Annual Report on Form 10-K for the year ended December 31, 2020 in response to the global market disruptions that have resulted from the COVID-19 pandemic. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

(a) Exhibits.

Exhibit No.	Description

3.1

Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1 (Registration No. 333-136285) filed August 4, 2006)

3.2

Certificate of Amendment to the Articles of Incorporation dated January 31, 2005 (incorporated herein by reference to Exhibit 3.2 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1 (Registration No. 333-136285) filed on August 4, 2006)

3.3

Certificate of Amendment to the Articles of Incorporation dated April 13, 2006 (incorporated herein by reference to Exhibit 3.3 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1 (Registration No. 333-136285) filed on August 4, 2006)

3.4

Certificate of Amendment to the Articles of Incorporation dated March 31, 2021 (incorporated herein by reference to Exhibit 3.1 to Primis Financial Corp.’s Current Report on Form 8-K filed on March 31, 2021)

3.5	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Primis Financial Corp.’s Current Report on Form 8-K filed on March 31, 2021)

10.1+*	Executive Employment Agreement, dated as of April 29, 2020, by and between Stephen B. Weber and Primis Financial Corp. (formerly Southern National)

10.2+*	Change in Control Severance Agreement, dated as of June 1, 2020, by and between Mike Tyler and Primis Financial Corp. (formerly Southern National)

10.3+*	Executive Employment Agreement, dated as of January 10, 2021, by and between Matthew Switzer and Primis Financial Corp. (formerly Southern National)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Primis Financial Corp.
(Registrant)

May 10, 2021	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

May 10, 2021	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer