Form 10-Q
period 2021-06-30
Primis Financial Corp.
filed 2021-08-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Yes ☐ No ☒

As of August 2, 2021, there were 24,539,369 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

June 30, 2021

PRIMIS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)	*
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$7,988	$8,585
Interest-bearing deposits in other financial institutions	612,851	187,600
Total cash and cash equivalents	620,839	196,185

Securities available for sale, at fair value	201,977	153,233

Securities held to maturity, at amortized cost (fair value of $29,411 and $41,832, respectively)	28,669	40,721

Total loans	2,286,355	2,440,496
Less allowance for credit losses	(31,265)	(36,345)
Net loans	2,255,090	2,404,151
Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	15,521	16,927
Equity method investment in mortgage affiliate	12,649	12,652
Preferred investment in mortgage affiliate	3,305	3,305
Bank premises and equipment, net	30,099	30,306
Operating lease right-of-use assets	6,386	7,511
Goodwill	101,954	101,954
Core deposit intangibles, net	5,144	5,826
Bank-owned life insurance	65,949	65,409
Other real estate owned	1,274	3,078
Deferred tax assets, net	14,442	14,646
Accrued interest receivable	15,109	19,998
Other assets	16,745	12,771
Total assets	$3,395,151	$3,088,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$525,244	$440,674
Interest-bearing deposits:
NOW accounts	912,666	714,752
Money market accounts	714,759	603,318
Savings accounts	209,441	183,814
Time deposits	388,954	490,048
Total interest-bearing deposits	2,225,820	1,991,932
Total deposits	2,751,064	2,432,606

Securities sold under agreements to repurchase - short term	12,521	16,065
FHLB advances	100,000	100,000
Junior subordinated debt - long term	9,706	9,682
Senior subordinated notes - long term	85,698	105,647
Operating lease liabilities	7,014	8,238
Other liabilities	22,208	25,881
Total liabilities	2,988,211	2,698,119
Commitments and contingencies (See Note 6)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,537,269 and 24,368,612 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	245	243
Additional paid in capital	310,735	308,870
Retained earnings	92,719	77,956
Accumulated other comprehensive income	3,241	3,485
Total stockholders' equity	406,940	390,554
Total liabilities and stockholders' equity	$3,395,151	$3,088,673

* Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest and dividend income:
Interest and fees on loans	$25,182	$27,044	$54,139	$53,785
Interest and dividends on taxable securities	959	1,132	1,878	2,376
Interest and dividends on tax exempt securities	114	115	237	232
Interest and dividends on other earning assets	376	381	685	760
Total interest and dividend income	26,631	28,672	56,939	57,153
Interest expense:
Interest on deposits	3,389	5,146	7,205	11,649
Interest on FRB borrowings	—	21	—	21
Interest on repurchase agreements	25	22	51	41
Interest on junior subordinated debt	95	121	190	260
Interest on senior subordinated notes	1,232	712	2,559	1,424
Interest on other borrowings	90	177	179	770
Total interest expense	4,831	6,199	10,184	14,165
Net interest income	21,800	22,473	46,755	42,988
(Recovery of) provision for credit losses	(4,215)	10,899	(5,587)	14,349
Net interest income after (recovery of) provision for credit losses	26,015	11,574	52,342	28,639

Noninterest income:
Account maintenance and deposit service fees	1,784	1,489	3,601	3,187
Income from bank-owned life insurance	379	385	765	771
Equity gain from mortgage affiliate	1,878	4,161	3,193	4,392
Recoveries related to acquired charged-off loans and investment securities	224	2,235	303	2,419
Other	229	123	449	444
Total noninterest income	4,494	8,393	8,311	11,213

Noninterest expenses:
Salaries and benefits	8,810	7,338	18,182	19,647
Occupancy expenses	1,447	1,405	2,986	3,344
Furniture and equipment expenses	864	639	1,680	1,258
Amortization of core deposit intangible	341	341	682	682
Virginia franchise tax expense	759	659	1,434	1,229
Data processing expense	1,016	956	1,815	1,663
Telephone and communication expense	414	369	936	737
Net (gain) loss on other real estate owned	77	—	17	71
Professional fees	1,289	873	2,576	2,066
Other operating expenses	2,376	1,490	5,261	3,225
Total noninterest expenses	17,393	14,070	35,569	33,922
Income before income taxes	13,116	5,897	25,084	5,930
Income tax expense	2,841	1,188	5,426	1,194
Net income	$10,275	$4,709	$19,658	$4,736
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	$1,238	$316	$(498)	$3,330
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	—	3	189	7
Net unrealized gain (loss)	1,238	319	(309)	3,337
Tax effect	260	67	(65)	701
Other comprehensive income (loss)	978	252	(244)	2,636
Comprehensive income	$11,253	$4,961	$19,414	$7,372
Earnings per share, basic	$0.42	$0.19	$0.81	$0.20
Earnings per share, diluted	$0.42	$0.19	$0.80	$0.19

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30, 2021
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - March 31, 2021	$244	$310,582	$84,897	$2,263	$397,986
Net income	—	—	10,275	—	10,275
Changes in other comprehensive income on investment securities (net of tax $260)	—	—	—	978	978
Dividends on common stock ($0.10 per share)	—	—	(2,453)	—	(2,453)
Issuance of common stock under Stock Incentive Plan	1	85	—	—	86
Repurchase of restricted stock	—	(7)	—	—	(7)
Stock-based compensation expense	—	75	—	—	75
Balance - June 30, 2021	$245	$310,735	$92,719	$3,241	$406,940

	For the Three Months Ended June 30, 2020
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - March 31, 2020	$242	$308,352	$67,061	$3,167	$378,822
Net income	—	—	4,709	—	4,709
Changes in other comprehensive income on investment securities (net of tax $67)	—	—	—	252	252
Dividends on common stock ($0.10 per share)	—	—	(2,435)	—	(2,435)
Issuance of common stock under Stock Incentive Plan	1	331	—	—	332
Stock-based compensation expense	—	(11)	—	—	(11)
Balance - June 30, 2020	$243	$308,672	$69,335	$3,419	$381,669

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(dollars in thousands, except per share amounts) (Unaudited)

	For the Six Months Ended June 30, 2021
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total
Balance - December 31, 2020	$243	$308,870	$77,956	$3,485	$390,554
Net income	—	—	19,658	—	19,658
Changes in other comprehensive income on investment securities (net of tax, $(65))	—	—	—	(244)	(244)
Dividends on common stock ($0.20 per share)	—	—	(4,895)	—	(4,895)
Issuance of common stock under Stock Incentive Plan	2	1,322	—	—	1,324
Repurchase of restricted stock	—	(14)	—	—	(14)
Stock-based compensation expense	—	557	—	—	557
Balance - June 30, 2021	$245	$310,735	$92,719	$3,241	$406,940

	For the Six Months Ended June 30, 2020
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2019	$241	$306,755	$69,462	$783	$377,241
Net income	—	—	4,736	—	4,736
Changes in other comprehensive income on investment securities (net of tax $701)	—	—	—	2,636	2,636
Dividends on common stock ($0.20 per share)	—	—	(4,863)	—	(4,863)
Issuance of common stock under Stock Incentive Plan	2	524	—	—	526
Stock-based compensation expense	—	1,393	—	—	1,393
Balance - June 30, 2020	$243	$308,672	$69,335	$3,419	$381,669

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	For the Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$19,658	$4,736
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,837	2,609
Amortization of operating lease right-of-use assets	1,216	1,648
Accretion of loan discount	(1,062)	(2,505)
Provision (recovery) for credit losses	(5,587)	14,349
Earnings on bank-owned life insurance	(759)	(771)
Equity gain on mortgage affiliate	(3,193)	(4,392)
Stock-based compensation expense	557	1,393
Gain on bank-owned life insurance death benefit	(6)	—
Loss on other real estate owned	17	71
Provision (benefit) for deferred income taxes	(39)	—
Net decrease (increase) in other assets	916	(7,924)
Net increase (decrease) in other liabilities	(1,793)	2,545
Net cash and cash equivalents provided by operating activities	12,762	11,759
Investing activities:
Purchases of held to maturity investment securities	—	(15,197)
Purchases of available for sale investment securities	(68,519)	(14,980)
Proceeds from paydowns, maturities and calls of available for sale investment securities	18,528	21,440
Proceeds from paydowns, maturities and calls of held to maturity investment securities	12,065	33,451
Net decrease of FRB and FHLB stock	1,406	905
Net (increase) decrease in loans	156,018	(324,138)
Proceeds from bank-owned life insurance death benefit	225	—
Sales of other real estate owned, net of improvements	1,788	350
Purchases of bank premises and equipment	(948)	(869)
Net cash and cash equivalents provided by (used in) investing activities	120,563	(299,038)
Financing activities:
Net increase in deposits	318,458	26,811
Cash dividends paid on common stock	(4,895)	(4,863)
Issuance of common stock under Stock Incentive Plan	1,324	526
Repurchase of restricted stock	(14)	—
Net decrease in long-term borrowings	(20,000)	—
Net increase in PPPLF borrowings	—	333,574
Net decrease in other borrowings	(3,544)	(18,111)
Net cash and cash equivalents provided by financing activities	291,329	337,937
Increase in cash and cash equivalents	424,654	50,658
Cash and cash equivalents at beginning of period	196,185	31,928
Cash and cash equivalents at end of period	$620,839	$82,586
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$11,211	$15,680
Income taxes	5,995	857

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

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

At June 30, 2021, Primis Bank had forty-one full-service branches in Virginia and Maryland and also provides services to customers through certain internet and mobile applications. Thirty-six full-service retail branches are in Virginia (Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg) and five full-service retail branches are in Maryland (Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro). The Company has administrative offices in Warrenton and Glen Allen, Virginia.

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

Investments in Mortgage Affiliate

Primis Bank’s investment in STM’s common stock is accounted for using the equity method. Under the equity method, the carrying value of Primis Bank’s investment in STM was originally recorded at cost but is adjusted periodically to record Primis Bank’s proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM. Our equity investment in STM as of June 30, 2021 and December 31, 2020 was $12.6 million and $12.7 million, respectively.

Primis Bank’s investment in STM’s preferred stock is considered to be a non-marketable equity security that does not have a readily determinable fair value. Equity securities with no recurring market value data available are reviewed periodically and any observable market value change are adjusting through net income. Primis Bank evaluated this non-marketable equity security for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of STM, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income. Our preferred investment in STM was $3.3 million as of June 30, 2021 and December 31, 2020.

Operating Segments

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief financial officer and chief accounting officer in deciding how to allocate resources and in assessing performance. The Company has determined it has one unconsolidated reportable segment, which consists of Primis Bank's investment in STM. Primis Bank’s share of equity in earnings (losses) from STM for the three months ended June 30, 2021 and 2020 were $1.9 million and $4.2 million, respectively, and for the six months ended June 30, 2021 and 2020 were $3.2 million and $4.4 million, respectively.

The chief financial officer and chief accounting officer evaluate segment performance based on STM’s net income (loss). Net income was $4.4 million and $8.6 million for the three months ended June 30, 2021 and 2020, respectively, and $7.6 million and $9.1 million for the six months ended June 30, 2021 and 2020, respectively. The primary source of revenue for this segment is total mortgage revenue. For the three months ended June 30, 2021 and 2020, total mortgage revenue was $22.5 million and $33.9 million, respectively. For the six months ended June 30, 2021 and 2020, total mortgage revenue was $49.7 million and $46.6 million, respectively. In evaluating STM’s net income (loss), the chief financial officer and chief accounting officer also assesses salaries, commissions and benefits, which were $20.0 million and $25.5 million for the three months ended June 30, 2021 and 2020, respectively, and $42.5 million and $36.0 million for the six months ended June 30, 2021 and 2020, respectively.

In addition, the chief financial officer and chief accounting officer evaluate segment performance based on STM’s balance sheet. Total mortgage loans held for sale by STM were $175.0 million and $143.4 million as of June 30, 2021 and December 31, 2020, respectively. Warehouse lines of credit were $172.8 million and $136.1 million as of June 30, 2021 and December 31, 2020, respectively. STM’s total members’ equity was $26.4 million as of June 30, 2021 and December 31, 2020.

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

Lending Operations And Accommodations To Borrowers In Response To COVID-19

As a result of the impact of the coronavirus disease 2019 (“COVID-19”), businesses in the Company’s markets have experienced significant operational disruptions. In accordance with regulatory guidelines to work with borrowers during the unstable economic environment, the Company provided certain modifications, including interest only or principal and interest deferments. As of June 30, 2021, total modified loans or loans with requests for modifications were $26.0 million. The Company anticipates minimal additional deferrals in the remainder of 2021.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”) and as extended, the Company is actively assisting its customers with loan applications through the program. PPP loans have a two or five year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2021, the Company had originated 6,257 PPP loans, with origination amount totaling $488.4 million to its customers. Loans funded through the PPP program are guaranteed by the SBA and loans that meet certain regulatory criteria are subject to forgiveness. In the event that the PPP loans are not fully guaranteed by the SBA, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings. PPP loans forgiveness commenced in the fourth quarter of 2020 and we continue to expect additional forgiveness in the remainder of 2021.

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

A summary of the activity in the stock option plan during the six months ended June 30, 2021 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	450,800	$10.50	3.8	$727
Forfeited	(1,500)	11.99
Exercised	(139,900)	9.46
Options outstanding, end of period	309,400	$10.96	2.6	$1,331

Exercisable at end of period	309,400	$10.96	2.6	$1,331

Stock-based compensation expense associated with stock options was zero and $7 thousand for the three months ended June 30, 2021 and 2020, respectively and was zero and $102 thousand for the six months ended June 30, 2021 and 2020, respectively As of June 30, 2021, we do not have any unrecognized compensation expense associated with the stock options.

A summary of the activity in the restricted stock plan during the six months ended June 30, 2021 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	96,300	$14.17	3.8
Granted	33,000	15.00
Vested	(45,400)	15.06
Forfeited	(3,200)	15.28
Unvested restricted stock outstanding, end of period	80,700	$13.96	3.5

Restricted stock compensation expense totaled $75 thousand and $(18) thousand for the three months ended June 30, 2021 and 2020, respectively and $557 thousand and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, unrecognized compensation expense associated with restricted stock was $1.0 million, which is expected to be recognized over a weighted average period of 3.5 years.

3.      INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
June 30, 2021
Residential government-sponsored mortgage-backed securities	$62,145	$1,170	$(127)	$63,188
Obligations of states and political subdivisions	28,378	983	(111)	29,250
Corporate securities	14,000	570	—	14,570
Residential government-sponsored collateralized mortgage obligations	25,015	624	(41)	25,598
Government-sponsored agency securities	10,831	50	(9)	10,872
Agency commercial mortgage-backed securities	47,213	1,078	(69)	48,222
SBA pool securities	10,292	87	(102)	10,277
Total	$197,874	$4,562	$(459)	$201,977

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2020
Residential government-sponsored mortgage-backed securities	$35,442	$1,618	$—	$37,060
Obligations of states and political subdivisions	22,966	1,076	—	24,042
Corporate securities	15,000	81	(2)	15,079
Trust preferred securities	—	—	—	—
Residential government-sponsored collateralized mortgage obligations	28,680	737	(1)	29,416
Government-sponsored agency securities	5,985	90	—	6,075
Agency commercial mortgage-backed securities	29,118	1,087	(15)	30,190
SBA pool securities	11,441	80	(150)	11,371
Total	$148,632	$4,769	$(168)	$153,233

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
June 30, 2021
Residential government-sponsored mortgage-backed securities	$17,637	$477	$(1)	$—	$18,113
Obligations of states and political subdivisions	5,252	131	—	—	5,383
Residential government-sponsored collateralized mortgage obligations	780	32	—	—	812
Government-sponsored agency securities	5,000	103	—	—	5,103
Total	$28,669	$743	$(1)	$—	$29,411

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2020
Residential government-sponsored mortgage-backed securities	$25,037	$729	$(2)	$—	$25,764
Obligations of states and political subdivisions	9,594	183	—	(1)	9,776
Residential government-sponsored collateralized mortgage obligations	1,090	39	—	—	1,129
Government-sponsored agency securities	5,000	163	—	—	5,163
Total	$40,721	$1,114	$(2)	$(1)	$41,832

During the three and six months ended June 30, 2021, $40.3 million and $68.5 million, respectively, of available for sale investment securities were purchased. No held to maturity investment were purchased during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, $5.0 million and $15.0 million, respectively, of available for sale investment securities were purchased. During the six months ended June 30, 2020, $15.2 million of held to maturity investment securities were purchased. No held to maturity investment securities were purchased during the three months ended June 30, 2020. No investment securities were sold during the three and six months ended June 30, 2021 and 2020.

The fair value and carrying amount of available for sale and held to maturity investment securities as of June 30, 2021, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$5,371	$5,572	$3,398	$3,476
Due in five to ten years	18,141	18,834	1,013	1,051
Due after ten years	29,697	30,286	5,841	5,959
Residential government-sponsored mortgage-backed securities	62,145	63,188	17,637	18,113
Residential government-sponsored collateralized mortgage obligations	25,015	25,598	780	812
Agency commercial mortgage-backed securities	47,213	48,222	—	—
SBA pool securities	10,292	10,277	—	—
Total	$197,874	$201,977	$28,669	$29,411

Investment securities with a carrying amount of approximately $138.3 million and $125.3 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of June 30, 2021, Primis did not have any allowance for credit losses on held-to-maturity securities.

The following tables present information regarding investment securities available for sale and held to maturity in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
June 30, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$29,506	$(127)	$—	$—	$29,506	$(127)
Obligations of states and political subdivisions	5,822	(111)	—	—	5,822	(111)
Residential government-sponsored collateralized mortgage obligations	6,488	(41)	—	—	6,488	(41)
Government-sponsored agency securities	9,322	(9)	—	—	9,322	(9)
Agency commercial mortgage-backed securities	2,103	(69)	—	—	2,103	(69)
SBA pool securities	—	—	5,091	(102)	5,091	(102)
Total	$53,241	$(357)	$5,091	$(102)	$58,332	$(459)

	Less than 12 months		12 Months or More		Total
June 30, 2021	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$333	$(1)	$333	$(1)
Total	$—	$—	$333	$(1)	$333	$(1)

	Less than 12 months		12 Months or More		Total
December 31, 2020	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Corporate securities	$998	$(2)	$—	$—	$998	$(2)
Residential government-sponsored collateralized mortgage obligations	954	(1)	—	—	954	(1)
Agency commercial mortgage-backed securities	2,170	(15)	—	—	2,170	(15)
SBA pool securities	—	—	8,119	(150)	8,119	(150)
Total	$4,122	$(18)	$8,119	$(150)	$12,241	$(168)

	Less than 12 months		12 Months or More		Total
December 31, 2020	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$331	$(1)	$126	$(1)	$457	$(2)
Total	$331	$(1)	$126	$(1)	$457	$(2)

Changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2021 and 2020 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains on	Held to Maturity
For the three months ended June 30, 2021	Available for Sale	Securities	Total
Beginning balance	$2,265	(2)	$2,263
Current period other comprehensive income (loss)	978	—	978
Ending balance	$3,243	$(2)	$3,241

	Unrealized Holding
	Gains on	Held to Maturity
For the three months ended June 30, 2020	Available for Sale	Securities	Total
Beginning balance	$3,325	$(158)	$3,167
Current period other comprehensive income	248	4	252
Ending balance	$3,573	$(154)	$3,419

	Unrealized Holding
	Gains on	Held to Maturity
For the six months ended June 30, 2021	Available for Sale	Securities	Total
Beginning balance	$3,636	$(151)	$3,485
Current period other comprehensive (loss) income	(393)	149	(244)
Ending balance	$3,243	$(2)	$3,241

	Unrealized Holding
	Gains on	Held to Maturity
For the six months ended June 30, 2020	Available for Sale	Securities	Total
Beginning balance	$943	$(160)	$783
Current period other comprehensive income	2,630	6	2,636
Ending balance	$3,573	$(154)	$3,419

4.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Loans secured by real estate:
Commercial real estate - owner occupied	$416,025	$434,816
Commercial real estate - non-owner occupied	560,529	599,578
Secured by farmland	10,449	11,687
Construction and land development	109,641	103,401
Residential 1-4 family	515,182	557,953
Multi- family residential	130,221	107,130
Home equity lines of credit	80,232	91,748
Total real estate loans	1,822,279	1,906,313

Commercial loans	192,779	187,797
Paycheck Protection Program loans	234,315	314,982
Consumer loans	28,246	22,496
Total Non-PCD loans	2,277,619	2,431,588
PCD loans	8,736	8,908
Total loans	$2,286,355	$2,440,496

Accounting policy related to the allowance for credit losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $14.1 million and $19.0 million at June 30, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable in the consolidated balance sheets.

COVID-19 Loan Deferments

The Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus was published by banking regulators in April 2020 to clarify expectations around loan modifications and the determination of troubled debt restructurings (“TDR”) for borrowers experiencing COVID-19-related financial difficulty. Primis applied this regulatory guidance during its TDR identification process for short-term loan forbearance agreements as a result of COVID-19 and in most cases is not recording these as TDRs, except as disclosed below.

Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse economic effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as TDR, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). We implemented deferral arrangements for TDRs in accordance with the Coronavirus Aid, Relief and Economic Security (“CARES” Act) and bank regulatory guidance. At June 30, 2021, there were 9 loans in COVID-19-related deferment with an aggregate outstanding balance of $26.0 million and were current as of June 30, 2021.

Accretion

Accretable discount on the acquired loans totaled $5.2 million and $6.2 million at June 30, 2021 and December 31, 2020, respectively. Accretion associated with the acquired loans held for investment of $581 thousand and $1.9 million was recognized during the three months ended June 30, 2021 and 2020, respectively and $1.0 million and $2.5 million was recognized during the six months ended June 30, 2021 and 2020, respectively.

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

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2021 and December 31, 2020 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
June 30, 2021	Past Due	Past Due	or More	Past Due	Past Due	Loans (1)
Commercial real estate - owner occupied	$707	$845	$2,826	$4,378	$411,647	$416,025
Commercial real estate - non-owner occupied	—	—	—	—	560,529	560,529
Secured by farmland	29	—	1,087	1,116	9,333	10,449
Construction and land development	4,611	—	—	4,611	105,030	109,641
Residential 1-4 family	2,541	200	1,577	4,318	510,864	515,182
Multi- family residential	—	—	—	—	130,221	130,221
Home equity lines of credit	590	245	58	893	79,339	80,232
Commercial loans	1,031	236	1,644	2,911	189,868	192,779
Paycheck Protection Program loans	28	—	—	28	234,287	234,315
Consumer loans	129	—	—	129	28,117	28,246
Total Non-PCD loans	9,666	1,526	7,192	18,384	2,259,235	2,277,619
PCD loans	—	—	1,832	1,832	6,904	8,736
Total	$9,666	$1,526	$9,024	$20,216	$2,266,139	$2,286,355

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2020	Past Due	Past Due	or More	Past Due	Past Due	Loans (1)
Commercial real estate - owner occupied	$—	$—	$2,641	$2,641	$432,175	$434,816
Commercial real estate - non-owner occupied	—	—	—	—	599,578	599,578
Secured by farmland	—	—	1,098	1,098	10,589	11,687
Construction and land development	23	39	—	62	103,339	103,401
Residential 1-4 family	1,235	349	1,512	3,096	554,857	557,953
Multi- family residential	—	—	—	—	107,130	107,130
Home equity lines of credit	310	39	523	872	90,876	91,748
Commercial loans	64	33	2,104	2,201	185,596	187,797
Paycheck Protection Program loans	—	—	—	—	314,982	314,982
Consumer loans	207	4	9	220	22,276	22,496
Total Non-PCD loans	1,839	464	7,887	10,190	2,421,398	2,431,588
PCD loans	—	—	1,853	1,853	7,055	8,908
Total	$1,839	$464	$9,740	$12,043	$2,428,453	$2,440,496
(1)	Includes $26.0 million and $122.0 million of loans that were subject to deferrals at June 30, 2021 and December 31, 2020.

The amortized cost, by class, of loans and leases on nonaccrual status at June 30, 2021 and December 31, 2020, were as follows (in thousands):

	90		Total
	Days	Loans Not	Nonaccrual
June 30, 2021	or More	Past Due	Loans (1)
Commercial real estate - owner occupied	$2,826	$420	$3,246
Commercial real estate - non-owner occupied	—	—	—
Secured by farmland	1,087	—	1,087
Residential 1-4 family	1,577	182	1,759
Multi- family residential	—	4,426	4,426
Home equity lines of credit	58	132	190
Commercial loans	1,644	412	2,056
Paycheck Protection Program loans	—	—	—
Consumer loans	—	11	11
Total Non-PCD loans	7,192	5,583	12,775
PCD loans	1,829	—	1,829
Total	$9,021	$5,583	$14,604

	90		Total
	Days	Loans Not	Nonaccrual
December 31, 2020	or More	Past Due	Loans (1)
Commercial real estate - owner occupied	$2,641	$—	$2,641
Secured by farmland	1,098	—	1,098
Residential 1-4 family	1,512	13	1,525
Multi- family residential	—	4,481	4,481
Home equity lines of credit	523	—	523
Commercial loans	2,104	228	2,332
Consumer loans	9	—	9
Total Non-PCD loans	7,887	4,722	12,609
PCD loans	1,853	—	1,853
Total	$9,740	$4,722	$14,462

(1)	Nonaccrual loans include SBA guaranteed amounts totaling $1.4 million and $3.1 million at June 30, 2021 and December 31, 2020, respectively.

We did not have any loans and leases greater than 90 days past due and still accruing at June 30, 2021 and December 31, 2020.

The following table presents non-accrual loans as of June 30, 2021 and December 31, 2020, segregated by class of loans (in thousands):

	June 30, 2021		December 31, 2020
		Non-Accrual With		Non-Accrual With
	Total	No Credit	Total	No Credit
	Non-Accrual (1)	Loss Allowance (2)	Non-Accrual (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$3,230	$2,641	$2,641
Commercial real estate - non-owner occupied	3,246	—	—	—
Secured by farmland	1,087	1,087	1,098	1,098
Residential 1-4 family	1,759	394	1,525	164
Multi- family residential	4,426	4,426	4,481	4,481
Home equity lines of credit	190	192	523	523
Commercial loans	2,056	530	2,332	582
Consumer loans	11	—	9	9
Total non-PCD loans	12,775	9,859	12,609	9,498
PCD loans	1,829	—	1,853	—
Total non-accrual loans	$14,604	$9,859	$14,462	$9,498
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $1.4 million and $3.1 million at June 30, 2021 and December 31, 2020, respectively.
(2)	Nonaccrual loans with no credit loss allowance include SBA guaranteed amounts totaling $1.4 million and $1.7 million at June 30, 2021 and December 31, 2020.

The following table presents non-accrual loans as of June 30, 2021 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$—	$404	$2,842	$—	$—	$3,246
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—	—
Secured by farmland	—	—	—	—	1,087	—	—	—	1,087
Construction and land development	—	—	—	—	—	—	—	—	—
Residential 1-4 family	—	—	—	—	153	1,441	—	166	1,760
Multi- family residential	—	—	—	—	—	4,426	—	—	4,426
Home equity lines of credit	—	—	—	—	—	—	96	93	189
Commercial loans	—	10	—	—	67	1,979	—	—	2,056
Paycheck Protection Program loans	—	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	11	—	—	—	—	11
Total non-PCD non-accruals	—	10	—	11	1,711	10,688	96	259	12,775
PCD loans	—	—	—	—	1,829	—	—	—	1,829
Total non-accrual loans (1)	$—	$10	$—	$11	$3,540	$10,688	$96	$259	$14,604
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $1.4 million and $3.1 million at June 30, 2021 and December 31, 2020, respectively.

Interest received on non-accrual loans was $48 thousand and $94 thousand for the three and six months ended June 30, 2021, respectively.

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

For the six months ended June 30, 2021, there were nine TDR loans outstanding in the amount of $2.8 million primarily due to the economic impact of COVID-19. There have been no defaults of TDRs modified during the past twelve months.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Primis had no loans classified Doubtful at June 30, 2021 or December 31, 2020.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table present weighted-average risk grades for all loans, by class and year of origination/renewal as of June 30, 2021 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$33,205	$20,189	$37,022	$40,169	$49,958	$210,677	$2,632	$6,700	$400,552
Special Mention	—	—	—	—	144	9,653	—	—	9,797
Substandard	—	—	—	—	404	5,272	—	—	5,676
Doubtful	—		—	—	—	—	—	—	—
	$33,205	$20,189	$37,022	$40,169	$50,506	$225,602	$2,632	$6,700	$416,025
Weighted average risk grade	3.37	3.38	3.46	3.34	3.58	3.61	3.41	4.00	3.54
Commercial real estate - nonowner occupied
Pass	$1,626	$56,662	27,441	$88,399	$64,454	$288,648	$3,504	$46	$530,780
Special Mention	—	—	—	—	—	12,098	—	—	12,098
Substandard	—	—	—	—	—	17,651	—	—	17,651
Doubtful	—	—	—	—	—	—	—	—	—
	$1,626	$56,662	$27,441	$88,399	$64,454	$318,397	$3,504	$46	$560,529
Weighted average risk grade	3.44	3.47	3.87	3.30	3.79	3.81	3.02	3.00	3.69
Secured by farmland
Pass	$923	$73	$29	$—	$462	$4,281	$2,051	$—	$7,819
Special Mention	—	—	—	—	852	543	—	—	1,395
Substandard	—	—	—	—	1,087	148	—	—	1,235
Doubtful	—	—	—	—	—	—	—	—	—
	$923	$73	$29	$—	$2,401	$4,972	$2,051	$—	$10,449
Weighted average risk grade	3.47	4.00	3.00	N/A	5.19	3.69	3.96	N/A	4.07
Construction and land development
Pass	$21,314	$20,361	$18,861	$17,707	$8,711	$17,275	$800	$37	$105,066
Special Mention	—	—	4,575	—	—	—	—	—	4,575
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$21,314	$20,361	$23,436	$17,707	$8,711	$17,275	$800	$37	$109,641
Weighted average risk grade	3.19	3.38	3.90	3.69	3.92	3.53	4.00	4.00	3.57
Residential 1-4 family
Pass	$63,209	$59,722	$99,871	$62,925	$54,727	$164,306	$4,086	$3,613	$512,459
Special Mention	—	—	—	—	—	—	—	199	199
Substandard	—	—	—	—	153	2,205	—	166	2,524
Doubtful	—	—	—	—	—	—	—	—	—
	$63,209	$59,722	$99,871	$62,925	$54,880	$166,511	$4,086	$3,978	$515,182
Weighted average risk grade	3.03	3.06	3.06	3.13	3.08	3.28	3.07	3.33	3.14
Multi- family residential
Pass	$—	$19,327	$9,565	$11,495	$28,332	$50,478	$5,488	$—	$124,685
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,236	—	300	5,536
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$19,327	$9,565	$11,495	$28,332	$55,714	$5,488	$300	$130,221
Weighted average risk grade	N/A	3.89	3.00	3.45	3.00	3.85	4.00	6.00	3.59
Home equity lines of credit
Pass	$246	$—	$—	$—	$330	$3,704	$75,160	$150	$79,590
Special Mention	—	—	—	—	—	—	277	—	277
Substandard	—	—	—	—	—	—	272	93	365
Doubtful	—	—	—	—	—	—	—	—	—
	$246	$—	$—	$—	$330	$3,704	$75,709	$243	$80,232
Weighted average risk grade	3.00	N/A	N/A	N/A	4.00	3.96	3.08	4.77	3.13
Commercial loans
Pass	$9,922	$32,219	$16,087	$12,187	$13,282	$23,243	$74,620	$5,084	$186,644
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	10	—	2,318	67	2,210	—	—	4,605
Doubtful	—	—	—	—	—	1,530	—	—	1,530
	$9,922	$32,229	$16,087	$14,505	$13,349	$26,983	$74,620	$5,084	$192,779
Weighted average risk grade	3.58	3.11	3.65	3.88	3.03	4.12	3.52	3.93	3.56
Paycheck Protection Program loans
Pass	$128,504	$105,811	$—	$—	$—	$—	$—	$—	$234,315
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$128,504	$105,811	$—	$—	$—	$—	$—	$—	$234,315
Weighted average risk grade	2.00	2.00	N/A	N/A	N/A	N/A	N/A	N/A	2.00

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Consumer loans
Pass	$10,076	$3,699	$1,604	$1,238	$535	$7,357	$3,635	$—	$28,144
Special Mention	—	—	—	—	—	91	—	—	91
Substandard	—	—	—	11	—	—	—	—	11
Doubtful	—	—	—	—	—	—	—	—	—
	$10,076	$3,699	$1,604	$1,249	$535	$7,448	$3,635	$—	$28,246
Weighted average risk grade	3.97	3.94	3.91	4.02	4.00	4.01	4.00	N/A	3.98
PCD
Pass	$—	$—	$—	$—	$—	$5,285	$31	$—	$5,316
Special Mention	—	—	—	—	—	1,412	—	—	1,412
Substandard	—	—	—	—	1,832	176	—	—	2,008
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$1,832	$6,873	$31	$—	$8,736
Weighted average risk grade	2.65	2.89	3.37	3.34	3.47	3.66	3.34	3.86	3.33
Total	$269,025	$318,073	$215,055	$236,449	$225,330	$833,479	$172,556	$16,388	$2,286,355
Weighted average risk grade

Revolving loans that converted to term during 2021 were as follows (in thousands):

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Residential 1-4 family	$447	$1,354
Multi- family residential	—	300
Commercial loans	—	76
Total loans	$447	$1,730

The amount of foreclosed residential real estate property held at June 30, 2021 and December 31, 2020 was $776 thousand and $1.0 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $210 thousand at June 30, 2021 and December 31, 2020.

Allowance For Credit Losses – Loans

The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless (i) management has a reasonable expectation that a TDR will be executed with an individual borrower or (ii) such extension or renewal options are not unconditionally cancellable by us and, in such cases, the borrower is likely to meet applicable conditions and likely to request extension or renewal. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of June 30, 2021 and December 31, 2020, calculated in accordance with the current expected credit losses (“CECL”) methodology described above (in thousands).

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity		Paycheck
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Protection	Consumer	PCD
June 30, 2021	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Program	Loans	Loans	Total
Modeled expected credit losses	$2,078	$4,143	$38	$1,710	$3,808	$627	$463	$750	$—	$402	$—	$14,019
Q-factor and other qualitative adjustments	2,691	7,092	42	981	345	463	138	1,280	—	26	—	13,058
Specific allocations	—	—	—	—	298	—	—	1,552	—	—	2,338	4,188
Total	$4,769	$11,235	$80	$2,691	$4,451	$1,090	$601	$3,582	$—	$428	$2,338	$31,265

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity		Paycheck
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Protection	Consumer	PCD
December 31, 2020	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Program	Loans	Loans	Total
Modeled expected credit losses	$2,565	$3,959	$58	$1,297	$4,579	$649	$534	$544	$—	$306	$—	$14,491
Q-factor and other qualitative adjustments	4,134	7,467	46	516	4,963	763	367	917	—	194	—	19,367
Specific allocations	—	—	—	2	37	—	—	37	—	17	2,394	2,487
Total	$6,699	$11,426	$104	$1,815	$9,579	$1,412	$901	$1,498	$—	$517	$2,394	$36,345

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three months ended June 30, 2021 and 2020 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
June 30, 2021	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,144	$13,804	$111	$3,066	$6,770	$1,246	$825	$2,192	$369	$2,366	$—	$34,893
Provision (recovery)	794	(2,569)	(31)	(375)	(2,328)	(157)	(224)	633	70	(28)	—	(4,215)
Charge offs	(169)	—	—	—	—	—	—	—	(18)	—	—	(187)
Recoveries	—	—	—	—	9	1	—	757	7	—	—	774
Ending balance	$4,769	$11,235	$80	$2,691	$4,451	$1,090	$601	$3,582	$428	$2,338	$—	$31,265

June 30, 2020
Allowance for loan losses (1):
Beginning balance	$1,068	$2,548	$6	$376	$2,150	$139	$289	$5,833	$239	$—	$74	$12,722
Provision (recovery) for non-purchased loans	2,490	5,041	46	341	1,490	595	(80)	(157)	686	—	653	11,105
Provision for purchase credit impaired loans	—	—	—	—	—	—	—	(206)	—	—	—	(206)
Total provision (recovery)	2,490	5,041	46	341	1,490	595	(80)	(363)	686	—	653	10,899
Charge offs	—	—	—	—	—	—	—	—	(33)	—	—	(33)
Recoveries	—	3	—	—	5	—	—	20	11	—	—	39
Ending balance	$3,558	$7,592	$52	$717	$3,645	$734	$209	$5,490	$903	$—	$727	$23,627
(1)	The Company adopted ASU 2016-13 effective January 1, 2020 and implemented as of December 31, 2020. Prior periods were not restated to reflect CECL adoption.

Activity in the allowance for credit losses by class of loan for the six months ended June 30, 2021 and 2020 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
June 30, 2021	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,699	$11,426	$104	$1,815	$9,579	$1,412	$901	$1,498	$517	$2,394	$—	$36,345
Provision (recovery)	(1,761)	(191)	(24)	876	(5,138)	(323)	(300)	1,393	(63)	(56)	—	(5,587)
Charge offs	(169)	—	—	—	—	—	—	(74)	(54)	—	—	(297)
Recoveries	—	—	—	—	10	1	—	765	28	—	—	804
Ending balance	$4,769	$11,235	$80	$2,691	$4,451	$1,090	$601	$3,582	$428	$2,338	$—	$31,265

June 30, 2020
Allowance for loan losses (1):
Beginning balance	$810	$1,596	$5	$683	$1,049	$119	$217	$5,418	$190	$—	$174	$10,261
Provision (recovery) for non-purchased loans	2,743	5,991	399	34	2,768	615	29	313	760	—	553	14,205
Provision for purchase credit impaired loans	—	—	—	—	—	—	—	144	—	—	—	144
Total provision (recovery)	2,743	5,991	399	34	2,768	615	29	457	760	—	553	14,349
Charge offs	—	—	(352)	—	(185)	—	(60)	(470)	(65)	—	—	(1,132)
Recoveries	5	5	—	—	13	—	23	85	18	—	—	149
Ending balance	$3,558	$7,592	$52	$717	$3,645	$734	$209	$5,490	$903	$—	$727	$23,627
(1)	The Company adopted ASU 2016-13 effective January 1, 2020 and implemented as of December 31, 2020. Prior periods were not restated to reflect CECL adoption.

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

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Loan	Specific	Loan	Specific
	Balance (1)	Allocations	Balance (1)	Allocations
Commercial real estate - owner occupied	$5,780	$—	$23,397	$—
Commercial real estate - non-owner occupied	18,593	—	7,467	—
Secured by farmland	30	—	1,069	—
Construction and land development	—	—	77	2
Residential 1-4 family	1,913	298	1,918	37
Multi- family residential	5,538	—	—	—
Home equity lines of credit	94	—	481	—
Commercial loans	5,431	1,551	5,515	37
Paycheck Protection Program loans	—	—	—	—
Consumer loans	12	—	17	17
Total non-PCD loans	37,391	1,849	39,941	93
PCD loans	8,736	2,338	8,908	2,394
Total loans	$46,127	$4,187	$48,849	$2,487
(1)	Includes SBA guarantees of $1.4 million and $2.5 million at June 30, 2021 and December 31, 2020, respectively.

5.      LEASES

The Company leases certain premises and equipment under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At June 30, 2021 and December 31, 2020, the Company had operating lease liabilities totaling $7.0 million and $8.2 million, respectively, and right-of-use assets totaling $6.4 million and $7.5 million, respectively, related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. Our net operating lease cost for the three months ended June 30, 2021 and 2020, was $605 thousand and $609 thousand, respectively and for the six months ended June 30, 2021 and 2020, was $1.2 million and $1.6 million, respectively, and were reflected in occupancy expenses on our income statements.

The following table presents supplemental cash flow and other information related to our operating leases:

	For the Six Months Ended
(in thousands except for percent and period data)	June 30, 2021	June 30, 2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,538	$2,523

Other information:
Weighted-average remaining lease term - operating leases, in years	4.6	5.6
Weighted-average discount rate - operating leases	2.5%	2.8%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	June 30, 2021
Lease payments due:
Less than one year	$2,447
One to three years	3,133
Three to five years	708
More than five years	1,229
Total lease payments	7,517
Less: imputed interest	(503)
Lease liabilities	$7,014

As of June 30, 2021, the Company did not have any operating leases that have not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

6.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with off-balance sheet risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $14.1 million and $15.9 million as of June 30, 2021 and December 31, 2020, respectively.

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2021	2020
Balance as of January 1	$740	$—
Impact of adopting ASU 2016-13	—	—
Credit loss expense	859	55
Balance as of June 30,	$1,599	$55

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

At June 30, 2021 and December 31, 2020, we had unfunded lines of credit and undisbursed construction loan funds totaling $395.5 million and $355.3 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

7.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2021
Basic EPS	$10,275	24,451	$0.42
Effect of dilutive stock options and unvested restricted stock	—	166	—
Diluted EPS	$10,275	24,617	$0.42

For the three months ended June 30, 2020
Basic EPS	$4,709	24,246	$0.19
Effect of dilutive stock options and unvested restricted stock	—	107	—
Diluted EPS	$4,709	24,353	$0.19

For the six months ended June 30, 2021
Basic EPS	$19,658	24,401	$0.81
Effect of dilutive stock options and unvested restricted stock	—	162	(0.01)
Diluted EPS	$19,658	24,563	$0.80

For the six months ended June 30, 2020
Basic EPS	$4,736	24,207	$0.20
Effect of dilutive stock options and unvested restricted stock	—	142	(0.01)
Diluted EPS	$4,736	24,349	$0.19

The Company did not have any anti-dilutive options as of June 30, 2021 and 2020.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$63,188	$—	$63,188	$—
Obligations of states and political subdivisions	29,250	—	29,250	—
Corporate securities	14,570	—	14,570	—
Residential government-sponsored collateralized mortgage obligations	25,598	—	25,598	—
Government-sponsored agency securities	10,872	—	10,872	—
Agency commercial mortgage-backed securities	48,222	—	48,222	—
SBA pool securities	10,277	—	10,277	—
Total	$201,977	$—	$201,977	$—

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$37,060	$—	$37,060	$—
Obligations of states and political subdivisions	24,042	—	24,042	—
Corporate securities	15,079	—	14,079	1,000
Residential government-sponsored collateralized mortgage obligations	29,416	—	29,416	—
Government-sponsored agency securities	6,075	—	6,075	—
Agency commercial mortgage-backed securities	30,190	—	30,190	—
SBA pool securities	11,371	—	11,371	—
Total	$153,233	$—	$152,233	$1,000

No corporate securities that are classified as Level 3 above were purchased or sold during 2021 or 2020. These corporate securities did not have a material impact on the income statement for the three and six months ended June 30, 2021 and 2020.

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

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5% to 10% of collateral valuation at June 30, 2021 and December 31, 2020. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At June 30, 2021 and December 31, 2020, the total amount of OREO was $1.3 million and $3.1 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$46,127	$—	$—	$46,127
Other real estate owned:
Construction and land development	498	—	—	498
Residential 1-4 family	776	—	—	776

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$47,001	$—	$—	$47,001
Other real estate owned:
Commercial real estate - non-owner occupied	865	—	—	865
Construction and land development	1,221	—	—	1,221
Residential 1-4 family	992	—	—	992

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		June 30, 2021		December 31, 2020
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$620,839	$620,839	$196,185	$196,185
Securities available for sale	Level 2 & Level 3	201,977	201,977	153,233	153,233
Securities held to maturity	Level 2	28,669	29,411	40,721	41,832
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	15,521	15,521	16,927	16,927
Equity investment in mortgage affiliate	Level 3	12,649	12,649	12,652	12,652
Preferred investment in mortgage affiliate	Level 3	3,305	3,305	3,305	3,305
Net loans	Level 3	2,255,090	2,227,025	2,404,151	2,435,612
Accrued interest receivable	Level 2	15,109	15,109	19,998	19,998
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,437,910	$1,437,910	$1,155,426	$1,155,426
Money market and savings accounts	Level 2	924,200	924,200	787,132	787,132
Time deposits	Level 3	388,954	392,159	490,048	495,022
Securities sold under agreements to repurchase	Level 1	12,521	12,521	16,065	16,065
FHLB advances	Level 1	100,000	100,000	100,000	100,000
Junior subordinated debt	Level 2	9,706	10,098	9,682	8,863
Senior subordinated notes	Level 2	85,698	111,989	105,647	109,276
Accrued interest payable	Level 2	2,030	2,030	3,057	3,057

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), accrued interest receivable and payable, demand deposits, savings accounts, money market accounts and FHLB advances and securities sold under agreements to repurchase.

The investment in common stock of our mortgage affiliate is accounted for using the equity method. Under the equity method, the carrying value of Primis’ investment in STM was originally recorded at cost but is adjusted periodically to record Primis’ proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM. The investment in preferred stock of our mortgage affiliate is considered to be a non-marketable equity security that does not have a readily determinable fair value. Non-marketable equity securities with no recurring market value data available are reviewed periodically and any observable market value change is adjusted through noninterest income. Primis evaluates its investments in this non-marketable equity security for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of STM, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income. No impairment was recorded for the three and six months ended June 30, 2021 and 2020.

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

9.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at June 30, 2021 and December 31, 2020 was $12.5 million and $16.0 million, respectively.

10.     JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”). At June 30, 2021 and December 31, 2020, we had $9.7 million of Junior Subordinated Debt outstanding. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of June 30, 2021 and December 31, 2020, the interest rate was 3.07% and 3.18%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At June 30, 2021, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At June 30, 2021, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital.

In 2017, the Company assumed the Senior Subordinated Note Purchase Agreement dated April 22, 2015 with certain institutional accredited investors, pursuant to which $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 was sold to the investors. On February 1, 2021, the Company redeemed $20.0 million of Senior Subordinated Notes.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030 (the “SNBV Subordinated Notes”). The SNBV Subordinated Notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month Term SOFR, plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. At June 30, 2021, all of the SNBV Subordinated Notes qualified as Tier 2 capital.

At June 30, 2021 and December 31, 2020, the remaining unamortized debt issuance costs related to the Subordinated Notes totaled $1.8 million and $1.9 million, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2020. Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2021 compared to December 31, 2020. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to the novel coronavirus (“COVID-19”) and the related variants. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. The words “believe,” “may,”  “forecast,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	the impact of COVID-19 on our business, including the impact of the actions taken by governmental authorities to contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (“CARES” Act)), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;

●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities, obligations of states and political subdivisions and pooled trust preferred securities;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of the financial impact of COVID-19;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	failure to prevent a breach to our Internet-based system and online commerce security, including as a result of increased remote working by our employees;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	uncertainty related to the transition away from or new methods of calculating the London Inter-bank Offered Rate (“LIBOR”);
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder, including the impact of the adoption of the current expected credit losses (“CECL”) methodology;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

At June 30, 2021, Primis Bank had forty-one full-service branches in Virginia and Maryland and also provides services to customers through certain internet and mobile applications. Thirty-six full-service retail branches are in Virginia (Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Deltaville, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg) and five full-service retail branches are in Maryland (Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro). The Company has administrative offices in Warrenton and Glen Allen, Virginia.

FINANCIAL HIGHLIGHTS

●	Total assets at the end of second quarter of 2021 were $3.4 billion, an increase of 10% from December 31, 2020.
●	Gross loans were $2.3 billion at the end of the second quarter of 2021, down 6% from December 31, 2020. Excluding PPP balances, gross loans declined 4% over the same period.
●	Total deposits increased $318.5 million from December 31, 2020 despite a $101.1 million decline in time deposits over the same time frame. Non-time deposits comprised 86% of total deposits at June 30, 2021 compared to 80.0% at December 31, 2020.
●	Net income was $10.3 million for the second quarter of 2021 compared to $4.7 million for the second quarter of 2020 and $19.7 million for the six months ended June 30, 2021 compared to $4.7 million for the six months ended June 30, 2020.
●	Return on average assets of 1.23% for the three months ended June 30, 2021 compared to 0.61% for the three months ended June 30, 2020 and 1.21% for the six months ended June 30, 2021 compared to 0.33% for the six months ended June 30, 2020.
●	Loans on deferral were $26.0 million or 1% of gross loans excluding PPP balances. Approximately 55% of total deferrals were from the hotel portfolio.
●	Negative provision for credit losses of $4.2 million for the second quarter of 2021 versus a provision of $10.9 million for the second quarter of 2020.
●	Allowance for credit losses to total loans (excluding PPP balances) of 1.52% at June 30, 2021 compared to 1.09% at June 30, 2020. The Company adopted ASU 2016-13 effective January 1, 2020 and implemented as of December 31, 2020. Prior periods were not restated to reflect CECL adoption.
●	Cost of deposits declined to 0.50% for the second quarter of 2021 compared to 0.95% for the second quarter of 2020. Cost of deposits declined to 0.55% for the six months ended June 30, 2021 compared to 1.10% for the six months ended June 30, 2020.

Impact of COVID-19 Pandemic

The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals have caused and continue to cause unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. As the restrictive measures began to be eased during the latter part of 2020 and continue to be eased during 2021, the U.S. economy has begun to improve from 2020, and with the availability and distribution of COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity and the U.S. economy.

While positive trends exist, we recognize that our business and consumer customers are continuing to experience varying degrees of financial distress, which we expect to continue, though to a lesser degree, throughout 2021. Commercial activity has improved, but has not returned to the levels existing prior to the outbreak of the COVID-19 pandemic, which may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic, including the emergence and spread of variants, have seemingly resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowing base includes customers in industries such as hotels, restaurants, retail and commercial real estate, which have been significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the COVID-19 pandemic. We continue to monitor these customers closely.

We have taken deliberate actions to meet our goal of ensuring that we have the balance sheet strength to serve our clients and communities, including by seeking to increase our liquidity and manage our assets and liabilities in order to maintain a strong capital position; however, future economic conditions are subject to significant uncertainty. Uncertainties associated with the COVID-19 pandemic include the duration of any COVID-19 outbreaks and any related variants, the availability and effectiveness of COVID-19 vaccines, the impact to our customers, employees and vendors and the impact to the economy as a whole. COVID-19 had a significant adverse impact on our business, financial position and operating results for the year ended December 31, 2020 and while uncertainty still exists, we believe we are well-positioned to operate effectively through the present economic environment.

Our branch locations are currently open and operating during normal business hours. We continue to take additional precautions within our branch locations, including enhanced cleaning procedures, to ensure the safety of our customers and our employees.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income for the three months ended June 30, 2021 was $10.3 million, or $0.42 basic and diluted earnings per share, compared to net income of $4.7 million, or $0.19 basic and diluted earnings per share for the three months ended June 30, 2020.

Net income increased $5.6 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The 118% increase in net income was driven by recoveries for loan losses in 2021 compared to provision for loan losses in 2020 as loans on deferral and the economic impact of COVID-19 declined dramatically in the second quarter of 2021. The increase in net income was partially offset by a decline in equity gain from the Company’s mortgage affiliate driven by lower volume of mortgage activity and from a decrease in recoveries related to acquired charged-off loans and investment securities in the current year.

Six-Month Comparison. Net income for the six months ended June 30, 2021 was $19.7 million, or $0.80 basic and $0.81 diluted earnings per share, compared to net income of $4.7 million, or $0.20 basic and $0.19 diluted earnings per share, for the six months ended June 30, 2020.

The 315% increase in the net income during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily driven by recoveries for loan losses in 2021 compared to provision for loan losses in 2020 as loans on deferral and the economic impact of COVID-19 declined dramatically in 2021. The increase in net income was also offset by a decline in equity gain from the Company’s mortgage affiliate driven by lower volume of mortgage activity and from a decrease in recoveries related to acquired charged-off loans and investment securities in the current year.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $21.8 million for the three months ended June 30, 2021, compared to $22.5 million for the three months ended June 30, 2020. Primis’ net interest margin for the three months ended June 30, 2021 was 2.80%, compared to 3.33% for the three months ended June 30, 2020. Net interest margin was impacted heavily by the origination of Paycheck Protection Program (PPP) loans. Excluding the effects of PPP loans, the Company’s net interest margin for the three months ended June 30, 2021 would have been 2.77%, compared to 3.51% for the three months ended June 30, 2020. Net interest income and net interest margin were both impacted by lower levels of PPP fee income recognition and significantly higher cash balances in the second quarter of 2021. Total income on interest-earning assets was $26.6 million and $28.7 million for the three months ended June 30, 2021 and 2020, respectively. The yield on average interest-earning assets decreased 83 basis points to 3.42% during the three months ended June 30, 2021, compared to the 4.25% yield on average interest-earning assets during the three months ended June 30, 2020, primarily driven by market conditions. The cost of average interest-bearing liabilities decreased 55 basis points to 0.62% during the three months ended June 30, 2021, compared to 1.17% cost on average interest-bearing liabilities during the three months ended June 30, 2020. Interest and fees on loans totaled $25.2 million and $27.0 million for the second quarters of 2021 and 2020, respectively. The accretion of the discount on loans acquired contributed $581 thousand to net interest income during the three months ended June 30, 2021, compared to $1.9 million during the three months ended June 30, 2020. The decrease in accretion was due to slowdown in the volume of acquired loan prepayments and payoffs. Average loans during the second quarter of 2021 were $2.3 billion, compared to $2.40 billion during the second quarter of 2020.

Total interest expense was $4.8 million and $6.2 million for the three months ended June 30, 2021 and 2020, respectively. Interest on deposits was $3.4 million and $5.1 million for the three months ended June 30, 2021 and 2020, respectively. Total average interest-bearing deposits for the second quarter of 2021 and 2020 were $2.2 billion and $1.77 billion, respectively. The yield on total average interest-bearing deposits was 0.62% and 1.17% for the quarter ended June 30, 2021 and 2020, respectively. Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt and senior subordinated notes, was $1.4 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively. Total average borrowings were $217.9 million and $371.8 million for the three months ended June 30, 2021 and 2020, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	June 30, 2021			June 30, 2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,327,162	$25,182	4.34%	$2,401,620	$27,044	4.53%
Investment securities	215,713	1,073	2.00%	222,124	1,247	2.26%
Other earning assets	577,939	376	0.26%	91,230	381	1.68%
Total earning assets	3,120,814	26,631	3.42%	2,714,975	28,672	4.25%
Allowance for credit losses	(35,172)			(16,364)
Total non-earning assets	274,736			267,261
Total assets	$3,360,378			$2,965,872

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$867,499	$1,022	0.47%	$404,700	$745	0.74%
Money market accounts	719,925	1,153	0.64%	488,648	830	0.68%
Savings accounts	206,507	157	0.30%	163,574	107	0.26%
Time deposits	409,247	1,057	1.04%	710,483	3,465	1.96%
Total interest-bearing deposits	2,203,178	3,389	0.62%	1,767,405	5,146	1.17%
Borrowings	217,890	1,442	2.65%	371,836	1,053	1.14%
Total interest-bearing liabilities	2,421,068	4,831	0.80%	2,139,241	6,199	1.17%
Noninterest-bearing liabilities:
Demand deposits	516,877			418,382
Other liabilities	21,628			24,495
Total liabilities	2,959,573			2,582,118
Stockholders' equity	400,805			383,753
Total liabilities and stockholders' equity	$3,360,378			$2,965,872
Net interest income		$21,800			$22,473
Interest rate spread			2.76%			3.27%
Net interest margin			2.80%			3.33%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Six-Month Comparison. Net interest income was $46.8 million for the six months ended June 30, 2021, compared to $43.0 million for the six months ended June 30, 2020, which was a result of lower costs of deposits in the first half of 2021. Primis’ net interest margin for the six months ended June 30, 2021 was 3.10%, compared to 3.32% for the six months ended June 30, 2020. Net interest margin was impacted by lower levels of PPP fee income recognition and significantly higher cash balances in 2021. Total income on interest-earning assets was $57.0 million and $57.2 million for the six months ended June 30, 2021 and 2020, respectively. The yield on average interest-earning assets was 3.77% and 4.42% for the six months ended June 30, 2021 and 2020, respectively. The decrease was primarily driven by market conditions. Interest and fees on loans totaled $54.1 million and $53.8 million for the six months ended June 30, 2021 and 2020, respectively. The accretion of the discount on loans acquired in the acquisitions of EVBS, Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $1.1 million to net interest income during the six months ended June 30, 2021, compared to $2.5 million during the six months ended June 30, 2020. The decrease in accretion was due to slowdown in the volume of acquired loan prepayments and payoffs. Average loans during the six months ended June 30, 2021 were $2.38 billion compared to $2.30 billion, during the six months ended June 30, 2020.

Total interest expense was $10.2 million and $14.2 million for the six months ended June 30, 2021 and 2020, respectively. Interest on deposits was $7.2 million and $11.6 million for the six months ended June 30, 2021 and 2020, respectively. Total average interest-bearing deposits for the six months ended June 30, 2021 and 2020 were $2.14 billion and $1.76 billion, respectively. The yield on total average interest-bearing deposits was 0.68% and 1.33% for the six months ended June 30, 2021 and 2020, respectively.  Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, senior subordinated notes and PPPLF borrowings, was $3.0 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively. Total average borrowings were $222.1 million and $311.8 million for the six months ended June 30, 2021 and 2020, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Six Months Ended
	June 30, 2021			June 30, 2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,381,635	$54,139	4.58%	$2,301,273	$53,785	4.70%
Investment securities	204,600	2,115	2.08%	226,959	2,608	2.31%
Other earning assets	459,368	685	0.30%	73,015	760	2.09%
Total earning assets	3,045,603	56,939	3.77%	2,601,248	57,153	4.42%
Allowance for credit losses	(35,748)			(13,646)
Total non-earning assets	275,895			265,444
Total assets	$3,285,750			$2,853,046

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$820,892	$2,116	0.52%	$392,115	$1,531	0.79%
Money market accounts	686,867	2,238	0.66%	479,150	2,404	1.01%
Savings accounts	199,419	299	0.30%	155,635	223	0.29%
Time deposits	437,440	2,552	1.18%	733,269	7,491	2.05%
Total interest-bearing deposits	2,144,618	7,205	0.68%	1,760,169	11,649	1.33%
Borrowings	222,121	2,979	2.70%	311,833	2,516	1.62%
Total interest-bearing liabilities	2,366,739	10,184	0.87%	2,072,002	14,165	1.37%
Noninterest-bearing liabilities:
Demand deposits	497,452			375,895
Other liabilities	23,572			23,138
Total liabilities	2,887,763			2,471,036
Stockholders' equity	397,987			382,010
Total liabilities and stockholders' equity	$3,285,750			$2,853,046
Net interest income		$46,755			$42,988
Interest rate spread			3.05%			3.25%
Net interest margin			3.10%			3.32%
(3)	Includes loan fees in both interest income and the calculation of the yield on loans.
(4)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company adopted ASU 2016-13 effective January 1, 2020. We implemented and recorded a gross cumulative effect adjustment of $8.3 million at December 31, 2020. Prior periods were not restated to reflect CECL adoption. The recovery for credit losses for the three and six months ended June 30, 2021 was $4.2 million and $5.6 million, respectively as loans on deferral and the economic impact of COVID-19 declined dramatically in the quarter. The provision for credit losses for the three and six months ended June 30, 2020 was $10.9 million and $14.3 million, respectively. Net recoveries for the three and six months ended June 30, 2021 was $587 thousand and $507 thousand, respectively, compared to net recoveries for the three months ended June 30, 2020 was $6 thousand and net charge offs for the six months ended June 30, 2020 was $983 thousand.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2021	2020	Change
Account maintenance and deposit service fees	$1,784	$1,489	$295
Income from bank-owned life insurance	379	385	(6)
Equity gain from mortgage affiliate	1,878	4,161	(2,283)
Recoveries related to acquired charged-off loans and investment securities	224	2,235	(2,011)
Other	229	123	106
Total noninterest income	$4,494	$8,393	$(3,899)

Noninterest income decreased 46% to $4.5 million for the three months ended June 30, 2021, compared to $8.4 million for the three months ended June 30, 2020. The decrease was primarily driven by a $2.3 million decrease in equity gain from the Company’s mortgage affiliate, Southern Trust Mortgage, LLC (“STM”). Equity gain from the Company’s mortgage affiliate decreased to $1.9 million driven by lower volume of mortgage activity. Recoveries related to acquired charged-off loans and investment securities decreased $2.0 million. These decreases were partially offset by an increase of $295 thousand from the year-ago period in income on account maintenance and deposit service fees primarily in account service charges and non-sufficient fund fees.

The following table presents the major categories of noninterest income for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2021	2020	Change
Account maintenance and deposit service fees	$3,601	$3,187	$414
Income from bank-owned life insurance	765	771	(6)
Equity gain from mortgage affiliate	3,193	4,392	(1,199)
Recoveries related to acquired charged-off loans and investment securities	303	2,419	(2,116)
Other	449	444	5
Total noninterest income	$8,311	$11,213	$(2,902)

Noninterest income decreased 26% to $8.3 million for the six months ended June 30, 2021, compared to $11.2 million for the six months ended June 30, 2020. The $2.9 million decrease was primarily driven by $1.2 million decrease in equity gain from mortgage affiliate and $2.1 million decrease in recoveries related to acquired charged-off loans and investment securities. Equity gain from mortgage affiliate decreased $1.2 million driven by lower volumes from mortgage activity and higher management restructuring expenses at STM. The decrease was also attributable to a recovery related to a previously charged-off acquired loan of approximately $2.0 million during the second quarter of 2020. These increases were partially offset by an increase of $414 thousand in account maintenance and deposit service fees primarily in account service charges and non-sufficient funds fee.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2021	2020	Change
Salaries and benefits	$8,810	$7,338	$1,472
Occupancy expenses	1,447	1,405	42
Furniture and equipment expenses	864	639	225
Amortization of core deposit intangible	341	341	—
Virginia franchise tax expense	759	659	100
Data processing expense	1,016	956	60
Telephone and communication expense	414	369	45
Net (gain) loss on other real estate owned	77	—	77
Professional fees	1,289	873	416
Other operating expenses	2,376	1,490	886
Total noninterest expenses	$17,393	$14,070	$3,323

Noninterest expenses were $17.4 million during the three months ended June 30, 2021, compared to $14.1 million during the three months ended June 30, 2020. The 24% increase in noninterest expenses was primarily due to a $1.5 million increase in employee compensation and benefits expense due to higher management restructuring expenses in the second quarter of 2021. In addition to generally higher staffing and compensation levels, employee compensation in the second quarter of 2021 was impacted by $429 thousand in employee incentive payments tied to core deposit generated in the first quarter of 2021. Other expenses increased in the second quarter of 2021 compared to second quarter of 2020, largely driven by a $149 thousand increase in the reserve for unfunded commitments. Professional fees increased $416 thousand in second quarter of 2021 compared to second quarter of 2020. Occupancy and furniture and equipment expenses increased $267 thousand during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

The following table presents the major categories of noninterest expense for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2021	2020	Change
Salaries and benefits	$18,182	$19,647	$(1,465)
Occupancy expenses	2,986	3,344	(358)
Furniture and equipment expenses	1,680	1,258	422
Amortization of core deposit intangible	682	682	—
Virginia franchise tax expense	1,434	1,229	205
Data processing expense	1,815	1,663	152
Telephone and communication expense	936	737	199
Net (gain) loss on other real estate owned	17	71	(54)
Professional fees	2,576	2,066	510
Other operating expenses	5,261	3,225	2,036
Total noninterest expenses	$35,569	$33,922	$1,647

Noninterest expenses were $35.6 million during the six months ended June 30, 2021, compared to $33.9 million during the six months ended June 30, 2020. The 5% increase in noninterest expenses was primarily due to an increase in other operating expenses in 2021. Other expenses increased in first half of 2021 compared to first half of 2020, largely driven by a $859 thousand increase in the reserve for unfunded commitments. Professional fees increased $510 thousand in second half of 2021 compared to second half of 2020. Employee compensation and benefits expense totaled $18.2 million and $19.6 million for the six months ended June 30, 2021 and 2020, respectively. The decrease was associated with higher management restructuring expenses in first half of 2020.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $3.40 billion as of June 30, 2021 and $3.09 billion as of December 31, 2020. Total loans decreased 6%, from $2.44 billion at December 31, 2020 to $2.29 billion at June 30, 2021. Excluding PPP loans, loans outstanding decreased $73.5 million, or 4%, since December 31, 2020. Total deposits were $2.75 billion at June 30, 2021, compared to $2.43 billion at December 31, 2020 and total equity was $406.9 million and $390.6 million at June 30, 2021 and December 31, 2020, respectively.

Loan Portfolio

Total loans were $2.29 billion and $2.44 billion at June 30, 2021 and December 31, 2020, respectively. PPP loan originations totaled $234.3 million at June 30, 2021. Excluding PPP loans, loans outstanding decreased $73.5 million, or 4%, since December 31, 2020.

The Company ended the second quarter of 2021 with $30.0 million of loans on deferral, or 1% of total loans excluding PPP loans. Hotels account for 55% of all deferrals at June 30, 2021.

The composition of our loan portfolio consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Loans secured by real estate:
Commercial real estate - owner occupied	$416,025	$434,816
Commercial real estate - non-owner occupied	560,529	599,578
Secured by farmland	10,449	11,687
Construction and land loans	109,641	103,401
Residential 1-4 family	515,182	557,953
Multi-family residential	130,221	107,130
Home equity lines of credit	80,232	91,748
Total real estate loans	1,822,279	1,906,313

Commercial loans	192,779	187,797
Paycheck Protection Program	234,315	314,982
Consumer loans	28,246	22,496
Total Non-PCD loans	2,277,619	2,431,588
PCD loans	8,736	8,908
Total loans	$2,286,355	$2,440,496

As of June 30, 2021 and December 31, 2020, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Asset Quality

Asset quality remained solid during the first two quarters of 2021. The outbreak of COVID-19 and resulting economic instability has had and will likely continue to have an impact on our asset quality, but it is currently unknown to what extent. While COVID-19 cases are no longer at their peak and vaccinations have stemmed the outbreak, the residual effect of COVID-19 and the delta variant continues to cause economic instability and uncertainty in evaluating the impact on our asset quality. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections. We defer COVID-impacted loans to the end of the deferral date and track delinquency from the end of that new deferral date. During the third and fourth quarters of 2020 and first and second quarters of 2021, the Company saw a substantial amount of deferred loans return to traditional loan terms.

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

The following table presents a comparison of nonperforming assets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Nonaccrual loans	$14,604	$14,462
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	14,604	14,462
Other real estate owned	1,274	3,078
Total nonperforming assets	$15,878	$17,540

Troubled debt restructurings	$2,766	$987
SBA guaranteed amounts included in nonaccrual loans	$1,380	$3,076

Allowance for credit losses to nonperforming loans	214.08%	251.32%
Allowance for credit losses to total loans	1.37%	1.52%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.43%	0.47%

Not included in the table above are $30.0 million of loans that were subject to COVID-related deferrals at June 30, 2021. Some of these loans may become potential problem loans during the remainder of 2021.

OREO at June 30, 2021 was $1.3 million, compared to $3.1 million at December 31, 2020. The decrease was primarily driven by sale of properties and write-downs on OREO during 2021.

Nonaccrual loans were $14.6 million (excluding $1.4 million of loans fully covered by SBA guarantees) at June 30, 2021, compared to $14.5 million (excluding $3.1 million of loans fully covered by SBA guarantees) at December 31, 2020, a decrease of 10%. The ratio of nonperforming assets (excluding the SBA guaranteed loans) to total assets was 0.43% and 0.47% at June 30, 2021 and December 31, 2020, respectively, a decrease of 4 basis points.

As of June 30, 2021, there were nine TDR loans in the amount of $2.8 million outstanding, primarily due to the economic impact of COVID-19. There have been no defaults of TDRs modified during the past twelve months.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

Investment Securities

Investment securities, available for sale and held to maturity, totaled $230.6 million at June 30, 2021, an increase of 19% from $194.0 million at December 31, 2020.

Investment securities in our portfolio as of June 30, 2021 were as follows:

●	residential government-sponsored collateralized mortgage obligations in the amount of $26.4 million;
●	agency commercial mortgage-backed securities in the amount of $80.8 million;
●	corporate bonds in the amount of $14.6 million;
●	commercial mortgage-backed securities in the amount of $48.2 million;
●	SBA loan pool securities in the amount of $10.3 million;
●	callable agency securities in the amount of $15.9 million; and
●	municipal bonds in the amount of $34.5 million (fair value of $34.6 million) with a taxable equivalent yield of 2.67% and ratings as of June 30, 2021 as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$10,200	AAA	$13,054
Aa1	9,150	AA+	10,057
Aa2	6,489	AA	5,200
Aa3	688	AA-	1,559
A1	1,308	A+	336
A2	336	A	806
Baa1	—	BBB+	—
NA	5,013	NA	3,490
NR	1,449	NR	131
Total	$34,633	Total	$34,633

During the three and six months ended June 30, 2021, $40.3 million and $68.5 million, respectively, of available for sale investment securities were purchased. No held to maturity investment were purchased during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, $5.0 million and $15.0 million, respectively, of available for sale investment securities were purchased. During the six months ended June 30, 2020, $15.2 million of held to maturity investment securities were purchased. No held to maturity investment securities were purchased during the three months ended June 30, 2020. No investment securities were sold during the three and six months ended June 30, 2021 and 2020.

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

We recognized no credit impairment charges related to credit losses during the three and six months ended June 30, 2021 and 2020, respectively.

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

During the six months ended June 30, 2021, we funded our financial obligations with deposits and borrowings from the FHLB of Atlanta. At June 30, 2021, we had $395.5 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in less than one year was $275.6 million as of June 30, 2021. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

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

While the Company believes that wholesale funding markets have remained open to us in the economic environment caused by COVID-19, the rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an uneven economic recovery causes a large number of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding. As of June 30, 2021, Primis was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2021, Primis has no material commitments or long-term debt for capital expenditures.

Capital Resources

Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At June 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of June 30, 2021, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital		Actual Ratio at
	Adequacy	To Be Categorized	June 30,	December 31,
	Purposes	as Well Capitalized (1)	2021	2020
Primis Financial Corp.
Leverage ratio	4.00%	n/a	9.38%	9.69%
Common equity tier 1 capital ratio	4.50%	n/a	13.77%	13.05%
Tier 1 risk-based capital ratio	6.00%	n/a	14.23%	13.52%
Total risk-based capital ratio	8.00%	n/a	19.52%	19.58%
Primis Bank
Leverage ratio	4.00%	5.00%	11.03%	11.25%
Common equity tier 1 capital ratio	7.00%	6.50%	17.13%	15.83%
Tier 1 risk-based capital ratio	8.50%	8.00%	17.13%	15.83%
Total risk-based capital ratio	10.50%	10.00%	18.39%	17.09%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had capital conservation buffer of 10.3% at June 30, 2021, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of June 30, 2021 and December 31, 2020. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 100 basis point decrease in interest rates at June 30, 2021 and December 31, 2020.

	Sensitivity of Economic Value of Equity
	As of June 30, 2021
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$405,525	$35,306	9.54%	11.94%	99.65%
Up 300	399,669	29,450	7.95%	11.77%	98.21%
Up 200	392,034	21,815	5.89%	11.55%	96.34%
Up 100	386,958	16,739	4.52%	11.40%	95.09%
Base	370,219	—	—%	10.90%	90.98%
Down 100	295,582	(74,637)	(20.16)%	8.71%	72.64%

	Sensitivity of Economic Value of Equity
	As of December 31, 2020
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$339,057	$5,568	1.67%	10.98%	86.81%
Up 300	341,652	8,163	2.45%	11.06%	87.48%
Up 200	342,561	9,072	2.72%	11.09%	87.71%
Up 100	343,842	10,353	3.10%	11.13%	88.04%
Base	333,489	—	—%	10.80%	85.39%
Down 100	282,586	(50,903)	(15.26)%	9.15%	72.36%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2021 and December 31, 2020 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines at June 30, 2021 and December 31, 2020.

	Sensitivity of Net Interest Income
	As of June 30, 2021
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base

	(dollar amounts in thousands)
Up 400	$85,488	$5,378	2.89%	0.18%
Up 300	84,182	4,072	2.85%	0.14%
Up 200	82,796	2,686	2.80%	0.09%
Up 100	81,667	1,557	2.76%	0.05%
Base	80,110	—	2.71%	—%
Down 100	77,341	(2,769)	2.62%	(0.09)%

	Sensitivity of Net Interest Income
	As of December 31, 2020
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base

	(dollar amounts in thousands)
Up 400	$78,988	$(4,760)	2.89%	(0.17)%
Up 300	80,341	(3,407)	2.94%	(0.12)%
Up 200	81,604	(2,144)	2.99%	(0.07)%
Up 100	83,039	(709)	3.04%	(0.02)%
Base	83,748	—	3.06%	—%
Down 100	82,667	(1,081)	3.02%	(0.04)%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of June 30, 2021.

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

3.1

Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1 (Registration No. 333-136285) filed August 4, 2006)

3.2

Certificate of Amendment to the Articles of Incorporation dated January 31, 2005 (incorporated herein by reference to Exhibit 3.2 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1 (Registration No. 333-136285) filed on August 4, 2006)

3.3

Certificate of Amendment to the Articles of Incorporation dated April 13, 2006 (incorporated herein by reference to Exhibit 3.3 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1 (Registration No. 333-136285) filed on August 4, 2006)

3.4

Articles of Amendment to the Articles of Incorporation dated March 31, 2021 (incorporated herein by reference to Exhibit 3.1 to Primis Financial Corp.’s Current Report on Form 8-K filed on March 31, 2021)

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Primis Financial Corp.
(Registrant)

August 9, 2021	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

August 9, 2021	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer