Form 10-Q
period 2021-09-30
Primis Financial Corp.
filed 2021-11-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Yes ☐ No ☒

As of November 2, 2021, there were 24,574,619 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

September 30, 2021

PRIMIS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)	*
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$8,667	$8,585
Interest-bearing deposits in other financial institutions	642,079	187,600
Total cash and cash equivalents	650,746	196,185

Securities available for sale, at fair value	206,821	153,233

Securities held to maturity, at amortized cost (fair value of $27,091 and $41,832, respectively)	26,412	40,721

Total loans	2,314,584	2,440,496
Less allowance for credit losses	(30,386)	(36,345)
Net loans	2,284,198	2,404,151
Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	15,521	16,927
Investments in mortgage affiliate - held for sale	10,050	12,952
Preferred investment in mortgage affiliate	3,005	3,005
Bank premises and equipment, net	30,686	30,306
Operating lease right-of-use assets	6,331	7,511
Goodwill	101,954	101,954
Core deposit intangibles, net	4,803	5,826
Bank-owned life insurance	66,336	65,409
Other real estate owned	1,312	3,078
Deferred tax assets, net	13,571	14,646
Accrued interest receivable	13,643	19,998
Other assets	17,028	12,771
Total assets	$3,452,417	$3,088,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$535,706	$440,674
Interest-bearing deposits:
NOW accounts	921,667	714,752
Money market accounts	758,259	603,318
Savings accounts	216,470	183,814
Time deposits	374,965	490,048
Total interest-bearing deposits	2,271,361	1,991,932
Total deposits	2,807,067	2,432,606

Securities sold under agreements to repurchase - short term	13,348	16,065
FHLB advances	100,000	100,000
Junior subordinated debt - long term	9,719	9,682
Senior subordinated notes - long term	85,723	105,647
Operating lease liabilities	7,000	8,238
Other liabilities	20,931	25,881
Total liabilities	3,043,788	2,698,119
Commitments and contingencies (See Note 6)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,574,619 and 24,368,612 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	245	243
Additional paid in capital	311,021	308,870
Retained earnings	94,204	77,956
Accumulated other comprehensive income	3,159	3,485
Total stockholders' equity	408,629	390,554
Total liabilities and stockholders' equity	$3,452,417	$3,088,673

* Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and dividend income:
Interest and fees on loans	$26,181	$27,266	$80,320	$81,051
Interest and dividends on taxable securities	968	1,006	2,846	3,382
Interest and dividends on tax exempt securities	115	123	352	355
Interest and dividends on other earning assets	537	312	1,222	1,072
Total interest and dividend income	27,801	28,707	84,740	85,860
Interest expense:
Interest on deposits	3,160	4,357	10,365	16,006
Interest on FRB borrowings	—	180	—	201
Interest on repurchase agreements	17	24	68	65
Interest on junior subordinated debt	95	89	285	349
Interest on senior subordinated notes	1,232	968	3,791	2,392
Interest on other borrowings	90	91	269	861
Total interest expense	4,594	5,709	14,778	19,874
Net interest income	23,207	22,998	69,962	65,986
Provision for (recovery of) credit losses	1,085	2,000	(4,502)	16,349
Net interest income after (recovery of) provision for credit losses	22,122	20,998	74,464	49,637

Noninterest income:
Account maintenance and deposit service fees	1,843	1,633	5,444	4,820
Income from bank-owned life insurance	387	394	1,152	1,165
Recoveries related to acquired charged-off loans and investment securities	481	288	784	2,707
Other	(26)	130	423	574
Total noninterest income	2,685	2,445	7,803	9,266

Noninterest expenses:
Salaries and benefits	9,032	7,817	27,214	27,464
Occupancy expenses	1,552	1,432	4,538	4,776
Furniture and equipment expenses	971	719	2,651	1,977
Amortization of core deposit intangible	341	341	1,023	1,023
Virginia franchise tax expense	732	615	2,166	1,844
Data processing expense	1,003	701	2,818	2,364
Telephone and communication expense	415	382	1,351	1,119
Net (gain) loss on other real estate owned	—	(16)	17	55
Professional fees	1,208	1,494	3,784	3,560
Other operating expenses	1,640	1,779	6,901	5,004
Total noninterest expenses	16,894	15,264	52,463	49,186
Income from continuing operations before income taxes	7,913	8,179	29,804	9,717
Income tax expense	1,697	1,647	6,438	1,956
Income from continuing operations	6,216	6,532	23,366	7,761
Income (loss) from discontinued operations before income taxes	(2,899)	3,826	294	8,218
Income tax expense (benefit)	(622)	770	63	1,655
Income (loss) from discontinued operations	(2,277)	3,056	231	6,563
Net income	$3,939	$9,588	$23,597	$14,324
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	$(104)	$23	$(602)	$3,353
Accretion of amounts previously recorded upon transfer to held to maturity from available for sale	—	3	189	10
Net unrealized gain (loss)	(104)	26	(413)	3,363
Tax effect	(22)	5	(87)	706
Other comprehensive income (loss)	(82)	21	(326)	2,657
Comprehensive income	$3,857	$9,609	$23,271	$16,981
Earnings per share from continuing operations, basic	$0.25	$0.27	$0.96	$0.32
Earnings per share from discontinued operations, basic	$(0.09)	$0.13	$0.01	$0.27
Earnings per share from continuing operations, diluted	$0.25	$0.27	$0.95	$0.32
Earnings per share from discontinued operations, diluted	$(0.09)	$0.12	$0.01	$0.27

See accompanying notes to unaudited consolidated financial statements

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30, 2021
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - June 30, 2021	$245	$310,735	$92,719	$3,241	$406,940
Net income	—	—	3,939	—	3,939
Changes in other comprehensive loss on investment securities (net of tax $(22))	—	—	—	(82)	(82)
Dividends on common stock ($0.10 per share)	—	—	(2,454)	—	(2,454)
Issuance of common stock under Stock Incentive Plan	—	202	—	—	202
Stock-based compensation expense	—	84	—	—	84
Balance - September 30, 2021	$245	$311,021	$94,204	$3,159	$408,629

	For the Three Months Ended September 30, 2020
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - June 30, 2020	$243	$308,672	$69,335	$3,419	$381,669
Net income	—	—	9,588	—	9,588
Changes in other comprehensive income on investment securities (net of tax $5)	—	—	—	21	21
Dividends on common stock ($0.10 per share)	—	—	(2,437)	—	(2,437)
Issuance of common stock under Stock Incentive Plan	—	50	—	—	50
Stock-based compensation expense	—	92	—	—	92
Balance - September 30, 2020	$243	$308,814	$76,486	$3,440	$388,983

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(dollars in thousands, except per share amounts) (Unaudited)

	For the Nine Months Ended September 30, 2021
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - December 31, 2020	$243	$308,870	$77,956	$3,485	$390,554
Net income	—	—	23,597	—	23,597
Changes in other comprehensive loss on investment securities (net of tax $(87))	—	—	—	(326)	(326)
Dividends on common stock ($0.30 per share)	—	—	(7,349)	—	(7,349)
Issuance of common stock under Stock Incentive Plan	2	1,524	—	—	1,526
Repurchase of restricted stock	—	(14)	—	—	(14)
Stock-based compensation expense	—	641	—	—	641
Balance - September 30, 2021	$245	$311,021	$94,204	$3,159	$408,629

	For the Nine Months Ended September 30, 2020
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - December 31, 2019	$241	$306,755	$69,462	$783	$377,241
Net income	—	—	14,324	—	14,324
Changes in other comprehensive income on investment securities (net of tax $706)	—	—	—	2,657	2,657
Dividends on common stock ($0.30 per share)	—	—	(7,300)	—	(7,300)
Issuance of common stock under Stock Incentive Plan	2	574	—	—	576
Stock-based compensation expense	—	1,485	—	—	1,485
Balance - September 30, 2020	$243	$308,814	$76,486	$3,440	$388,983

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	For the Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$23,597	$14,324
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	4,194	3,946
Amortization of operating lease right-of-use assets	1,813	2,255
Accretion of loan discount	(1,532)	(3,596)
Provision (recovery) for credit losses	(4,502)	16,349
Earnings on bank-owned life insurance	(1,146)	(1,165)
Income from discontinued operations before income taxes	(294)	(8,218)
Stock-based compensation expense	641	1,485
Gain on bank-owned life insurance death benefit	(6)	—
Loss on other real estate owned	17	55
Benefit for deferred income taxes	1,161	(3,395)
Net decrease (increase) in other assets	2,098	(15,141)
Net increase (decrease) in other liabilities	(3,624)	3,370
Net cash and cash equivalents provided by operating activities	22,417	10,269
Investing activities:
Purchases of held to maturity investment securities	—	(15,197)
Purchases of available for sale investment securities	(84,959)	(29,284)
Proceeds from paydowns, maturities and calls of available for sale investment securities	29,693	38,451
Proceeds from paydowns, maturities and calls of held to maturity investment securities	14,269	37,998
Net decrease of FRB and FHLB stock	1,406	905
Net (increase) decrease in loans	125,836	(335,156)
Proceeds from bank-owned life insurance death benefit	224	—
Sales of other real estate owned, net of improvements	1,901	1,041
Purchases of bank premises and equipment	(2,133)	(965)
Net cash and cash equivalents provided by (used in) investing activities	86,237	(302,207)
Financing activities:
Net increase in deposits	374,461	91,756
Cash dividends paid on common stock	(7,349)	(7,300)
Issuance of common stock under Stock Incentive Plan	1,526	576
Repurchase of restricted stock	(14)	—
Issuance of subordinated notes, net of cost	—	58,686
Net decrease in long-term borrowings	(20,000)	—
Net increase in Paycheck Protection Program Liquidity Facility borrowings	—	283,906
Net decrease in other borrowings	(2,717)	(18,342)
Net cash and cash equivalents provided by financing activities	345,907	409,282
Increase in cash and cash equivalents	454,561	117,344
Cash and cash equivalents at beginning of period	196,185	31,928
Cash and cash equivalents at end of period	$650,746	$149,272
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$16,710	$21,704
Income taxes	6,146	4,187

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

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

At September 30, 2021, Primis Bank had forty full-service branches in Virginia and Maryland and also provides services to customers through certain internet and mobile applications. Thirty-six full-service retail branches are in Virginia (Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg) and five full-service retail branches are in Maryland (Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro). The Company has administrative offices in Warrenton and Glen Allen, Virginia.

While Primis Bank offers a wide range of commercial banking services, it focuses on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes. Primis Bank invests in real estate-related securities, including collateralized mortgage obligations and agency mortgage backed securities. Primis Bank’s principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. Primis Bank offers a broad range of deposit products, including checking (NOW), savings, money market accounts and certificates of deposit. Primis Bank actively pursues business relationships by utilizing the business contacts of its senior management, other bank officers and its directors, thereby capitalizing on its knowledge of its local market areas.

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

On September 23, 2021, Primis Bank announced that it entered into an agreement with STM, whereby STM intends to purchase all of the Bank's common membership interests and a portion of the Bank's preferred interests in STM for a combination of $1.6 million in cash and a promissory note for $8.5 million. The transaction is expected to close in the fourth quarter of 2021. At closing, STM will continue to be a borrower of the Bank, but the Bank will no longer be a minority owner of STM. Effective July 1, 2021, the Company will also no longer accrue earnings related to the Bank's common membership interests in STM. The Company recorded a pre-tax charge of approximately $2.9 million related to the transaction in the third quarter of 2021. The investments in STM in the consolidated balance sheets have been classified as held for sale and the effect of the equity in earnings/impairment loss in the statements of income have been presented as discontinued operations. The prior period financial information has been retrospectively adjusted for the impact of the transaction.

Investments in Mortgage Affiliate – Held for Sale

Primis Bank’s investment in STM’s common stock – held for sale is accounted for using the equity method. Under the equity method, the carrying value of Primis Bank’s investment in STM was originally recorded at cost but was adjusted periodically to record Primis Bank’s proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM. Our equity investment in STM – held for sale as of September 30, 2021 and December 31, 2020 was $9.8 million and $12.7 million, respectively. The Company recorded a pre-tax charge of approximately $2.9 million in the third quarter of 2021.

Primis Bank’s investment in STM’s preferred stock – held for sale and investment in STM’s preferred stock are considered to be a non-marketable equity securities that do not have a readily determinable fair value. Equity securities with no recurring market value data available are reviewed periodically and any observable market value change is adjusted through net income. Primis Bank evaluated this non-marketable equity security for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of STM, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income. Our preferred investment in STM – held for sale was $300 thousand as of September 30, 2021 and December 31, 2020 and our preferred investment in STM was $3.0 million as of September 30, 2021 and December 31, 2020.

Operating Segments

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief financial officer and chief accounting officer in deciding how to allocate resources and in assessing performance. The Company had determined it has one unconsolidated reportable segment, which consisted of Primis Bank's investment in STM. Primis Bank’s share of equity in earnings from STM for the three months ended September 30, 2020 was $3.8 million, and for the nine months ended September 30, 2021 and 2020 were $3.2 million and $8.2 million, respectively.

The chief financial officer and chief accounting officer evaluate segment performance based on STM’s net income. Net income was $6.0 million and $7.9 million for the three months ended September 30, 2021 and 2020, respectively, and $13.6 million and $17.0 million for the nine months ended September 30, 2021 and 2020, respectively. The primary source of revenue for this segment is total mortgage revenue. For the three months ended September 30, 2021 and 2020, total mortgage revenue was $21.1 million and $34.2 million, respectively. For the nine months ended September 30, 2021 and 2020, total mortgage revenue was $70.5 million and $80.8 million, respectively. In evaluating STM’s net income, the chief financial officer and chief accounting officer also assess salaries, commissions and benefits, which were $16.3 million and $25.7 million for the three months ended September 30, 2021 and 2020, respectively, and $58.8 million and $61.7 million for the nine months ended September 30, 2021 and 2020, respectively.

In addition, the chief financial officer and chief accounting officer evaluate segment performance based on STM’s balance sheet. Total mortgage loans held for sale by STM were $126.8 million and $143.4 million as of September 30, 2021 and December 31, 2020, respectively. Warehouse lines of credit were $125.5 million and $136.1 million as of September 30, 2021 and December 31, 2020, respectively. STM’s total members’ equity was $32.0 million and $26.4 million as of September 30, 2021 and December 31, 2020, respectively.

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

Lending Operations And Accommodations To Borrowers In Response To COVID-19

As a result of the economic impact of the coronavirus disease 2019 (“COVID-19”), businesses in the Company’s markets have experienced significant operational disruptions. In accordance with regulatory guidelines to work with borrowers during the unstable economic environment, the Company provided certain modifications, including interest only or principal and interest deferments. As of September 30, 2021 and December 31, 2020, total modified loans or loans with requests for modifications were $7.0 million and $122.0 million, respectively. The Company anticipates minimal additional deferrals in the remainder of 2021.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”) and as extended, the Company is actively assisting its customers with loan applications through the program. PPP loans have a two or five year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2021, the Company had originated 6,257 PPP loans, with origination amount totaling $488.4 million to its customers. Loans funded through the PPP program are guaranteed by the SBA and loans that meet certain regulatory criteria are subject to forgiveness. In the event that the PPP loans are not fully guaranteed by the SBA, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings. PPP loans forgiveness commenced in the fourth quarter of 2020 and we continue to expect additional forgiveness in the remainder of 2021.

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

A summary of the activity in the stock option plan during the nine months ended September 30, 2021 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	450,800	$10.50	3.8	$727
Forfeited	(1,500)	11.99
Expired	(6,500)	11.14
Exercised	(159,000)	9.60
Options outstanding, end of period	283,800	$10.98	2.5	$988

Exercisable at end of period	283,800	$10.98	2.5	$988

Stock-based compensation expense associated with stock options was zero and $16 thousand for the three months ended September 30, 2021 and 2020, respectively and was zero and $118 thousand for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we do not have any unrecognized compensation expense associated with the stock options.

A summary of the activity in the restricted stock plan during the nine months ended September 30, 2021 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	96,300	$14.17	3.8
Granted	114,605	14.96
Granted - Units	59,355	15.00
Vested	(45,400)	15.06
Forfeited	(7,200)	12.11
Unvested restricted stock outstanding, end of period	217,660	$14.58	6.7

Restricted stock compensation expense totaled $84 thousand and $76 thousand for the three months ended September 30, 2021 and 2020, respectively and $641 thousand and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, unrecognized compensation expense associated with restricted stock was $1.2 million, which is expected to be recognized over a weighted average period of 3.5 years.

During the three months ended September 30, 2021, the Company issued non-transferrable performance-based restricted stock units convertible, on a one-on-one basis, into shares of Stock (the “Units”) to eligible employees, granted pursuant to and subject to the provisions of the 2017 Plan.

Units granted under the 2017 Plan have a service and performance condition. The Units vest based on the achievement of performance metrics, at the end of five years, comprising 1) the Company’s Adjusted Earnings per Share Compound Annual Growth measured for the Performance Period and 2) Performance factor. Payouts between performance levels will be determined based on straight line interpolation.

The performance-based units granted in 2021 and the units outstanding as of September 30, 2021 were 59,335 units.

The Company did not have any compensation expense associated with the performance-based Units for the three and nine months ended September 30, 2021. Grant date fair value per unit granted during the three months ended September 30, 2021 was $15.00. The potential unrecognized compensation expense associated with the performance-based units was $1.3 million.

3.      INVESTMENT SECURITIES

The amortized cost and fair value of available for sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
September 30, 2021
Residential government-sponsored mortgage-backed securities	$68,390	$1,179	$(74)	$69,495
Obligations of states and political subdivisions	28,296	936	(132)	29,100
Corporate securities	13,000	620	—	13,620
Asset-backed securities	5,027	—	(11)	5,016
Residential government-sponsored collateralized mortgage obligations	22,229	502	(55)	22,676
Government-sponsored agency securities	10,835	105	—	10,940
Agency commercial mortgage-backed securities	45,883	1,009	(63)	46,829
SBA pool securities	9,162	73	(90)	9,145
Total	$202,822	$4,424	$(425)	$206,821

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2020
Residential government-sponsored mortgage-backed securities	$35,442	$1,618	$—	$37,060
Obligations of states and political subdivisions	22,966	1,076	—	24,042
Corporate securities	15,000	81	(2)	15,079
Residential government-sponsored collateralized mortgage obligations	28,680	737	(1)	29,416
Government-sponsored agency securities	5,985	90	—	6,075
Agency commercial mortgage-backed securities	29,118	1,087	(15)	30,190
SBA pool securities	11,441	80	(150)	11,371
Total	$148,632	$4,769	$(168)	$153,233

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held to maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
September 30, 2021
Residential government-sponsored mortgage-backed securities	$15,529	$477	$(1)	$—	$16,005
Obligations of states and political subdivisions	5,248	115	—	—	5,363
Residential government-sponsored collateralized mortgage obligations	635	26	—	—	661
Government-sponsored agency securities	5,000	62	—	—	5,062
Total	$26,412	$680	$(1)	$—	$27,091

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2020
Residential government-sponsored mortgage-backed securities	$25,037	$729	$(2)	$—	$25,764
Obligations of states and political subdivisions	9,594	183	—	(1)	9,776
Residential government-sponsored collateralized mortgage obligations	1,090	39	—	—	1,129
Government-sponsored agency securities	5,000	163	—	—	5,163
Total	$40,721	$1,114	$(2)	$(1)	$41,832

During the three and nine months ended September 30, 2021, $16.5 million and $85.0 million, respectively, of available for sale investment securities were purchased. No held to maturity investments were purchased during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, $14.3 million and $29.3 million, respectively, of available for sale investment securities were purchased. During the nine months ended September 30, 2020, $15.2 million of held to maturity investment securities were purchased. No held to maturity investment securities were purchased during the three months ended September 30, 2020. No investment securities were sold during the three and nine months ended September 30, 2021 and 2020.

The fair value and carrying amount of available for sale and held to maturity investment securities as of September 30, 2021, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one to five years	$4,611	$4,795	$3,395	$3,460
Due in five to ten years	18,982	19,808	1,518	1,567
Due after ten years	33,565	34,073	5,335	5,398
Residential government-sponsored mortgage-backed securities	68,390	69,495	15,529	16,005
Residential government-sponsored collateralized mortgage obligations	22,229	22,676	635	661
Agency commercial mortgage-backed securities	45,883	46,829	—	—
SBA pool securities	9,162	9,145	—	—
Total	$202,822	$206,821	$26,412	$27,091

Investment securities with a carrying amount of approximately $135.3 million and $125.3 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of September 30, 2021, Primis did not have any allowance for credit losses on held-to-maturity securities.

The following tables present information regarding investment securities available for sale and held to maturity in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
September 30, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$15,938	$(74)	$—	$—	$15,938	$(74)
Obligations of states and political subdivisions	11,863	(132)	—	—	11,863	(132)
Asset-backed securities	5,016	(11)	—	—	5,016	(11)
Residential government-sponsored collateralized mortgage obligations	5,986	(55)	—	—	5,986	(55)
Agency commercial mortgage-backed securities	1,734	(3)	2,106	(60)	3,840	(63)
SBA pool securities	—	—	4,680	(90)	4,680	(90)
Total	$40,537	$(275)	$6,786	$(150)	$47,323	$(425)

	Less than 12 months		12 Months or More		Total
September 30, 2021	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$329	$(1)	$329	$(1)
Total	$—	$—	$329	$(1)	$329	$(1)

	Less than 12 months		12 Months or More		Total
December 31, 2020	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	value	Losses	value	Losses	value	Losses
Corporate securities	$998	$(2)	$—	$—	$998	$(2)
Residential government-sponsored collateralized mortgage obligations	954	(1)	—	—	954	(1)
Agency commercial mortgage-backed securities	2,170	(15)	—	—	2,170	(15)
SBA pool securities	—	—	8,119	(150)	8,119	(150)
Total	$4,122	$(18)	$8,119	$(150)	$12,241	$(168)

	Less than 12 months		12 Months or More		Total
December 31, 2020	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held to Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$331	$(1)	$126	$(1)	$457	$(2)
Total	$331	$(1)	$126	$(1)	$457	$(2)

Changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2021 and 2020 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains on	Held to Maturity
For the three months ended September 30, 2021	Available for Sale	Securities	Total
Beginning balance	$3,243	(2)	$3,241
Current period other comprehensive income (loss)	(82)	—	(82)
Ending balance	$3,161	$(2)	$3,159

	Unrealized Holding
	Gains on	Held to Maturity
For the three months ended September 30, 2020	Available for Sale	Securities	Total
Beginning balance	$3,573	$(154)	$3,419
Current period other comprehensive income	19	2	21
Ending balance	$3,592	$(152)	$3,440

	Unrealized Holding
	Gains on	Held to Maturity
For the nine months ended September 30, 2021	Available for Sale	Securities	Total
Beginning balance	$3,636	$(151)	$3,485
Current period other comprehensive (loss) income	(475)	149	(326)
Ending balance	$3,161	$(2)	$3,159

	Unrealized Holding
	Gains on	Held to Maturity
For the nine months ended September 30, 2020	Available for Sale	Securities	Total
Beginning balance	$943	$(160)	$783
Current period other comprehensive income	2,649	8	2,657
Ending balance	$3,592	$(152)	$3,440

4.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Loans secured by real estate:
Commercial real estate - owner occupied	$420,503	$434,816
Commercial real estate - non-owner occupied	628,864	599,578
Secured by farmland	9,326	11,687
Construction and land development	109,686	103,401
Residential 1-4 family	530,274	557,953
Multi- family residential	153,310	107,130
Home equity lines of credit	75,745	91,748
Total real estate loans	1,927,708	1,906,313

Commercial loans	201,476	187,797
Paycheck Protection Program loans	140,465	314,982
Consumer loans	36,346	22,496
Total Non-PCD loans	2,305,995	2,431,588
PCD loans	8,589	8,908
Total loans	$2,314,584	$2,440,496

Accounting policy related to the allowance for credit losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $12.6 million and $19.0 million at September 30, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable in the consolidated balance sheets.

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

Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse economic effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as TDR, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). We implemented deferral arrangements for TDRs in accordance with the Coronavirus Aid, Relief and Economic Security (“CARES” Act) and bank regulatory guidance. At September 30, 2021, there were 4 loans in COVID-19-related deferment with an aggregate outstanding balance of $7.0 million and were current as of September 30, 2021.

Accretion

Accretable discount on the acquired loans totaled $4.7 million and $6.2 million at September 30, 2021 and December 31, 2020, respectively. Accretion associated with the acquired loans held for investment of $469 thousand and $1.1 million was recognized during the three months ended September 30, 2021 and 2020, respectively and $1.5 million and $3.6 million was recognized during the nine months ended September 30, 2021 and 2020, respectively.

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

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2021 and December 31, 2020 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
September 30, 2021	Past Due	Past Due	or More	Past Due	Past Due	Loans (1)
Commercial real estate - owner occupied	$2,348	$—	$3,259	$5,607	$414,896	$420,503
Commercial real estate - non-owner occupied	—	—	—	—	628,864	628,864
Secured by farmland	589	—	704	1,293	8,033	9,326
Construction and land development	587	—	4,575	5,162	104,524	109,686
Residential 1-4 family	9,421	193	202	9,816	520,458	530,274
Multi- family residential	—	—	—	—	153,310	153,310
Home equity lines of credit	50	148	343	541	75,204	75,745
Commercial loans	3,409	1,575	1,890	6,874	194,602	201,476
Paycheck Protection Program loans	6	15	—	21	140,444	140,465
Consumer loans	23	25	—	48	36,298	36,346
Total Non-PCD loans	16,433	1,956	10,973	29,362	2,276,633	2,305,995
PCD loans	42	—	1,767	1,809	6,780	8,589
Total	$16,475	$1,956	$12,740	$31,171	$2,283,413	$2,314,584

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2020	Past Due	Past Due	or More	Past Due	Past Due	Loans (1)
Commercial real estate - owner occupied	$—	$—	$2,641	$2,641	$432,175	$434,816
Commercial real estate - non-owner occupied	—	—	—	—	599,578	599,578
Secured by farmland	—	—	1,098	1,098	10,589	11,687
Construction and land development	23	39	—	62	103,339	103,401
Residential 1-4 family	1,235	349	1,512	3,096	554,857	557,953
Multi- family residential	—	—	—	—	107,130	107,130
Home equity lines of credit	310	39	523	872	90,876	91,748
Commercial loans	64	33	2,104	2,201	185,596	187,797
Paycheck Protection Program loans	—	—	—	—	314,982	314,982
Consumer loans	207	4	9	220	22,276	22,496
Total Non-PCD loans	1,839	464	7,887	10,190	2,421,398	2,431,588
PCD loans	—	—	1,853	1,853	7,055	8,908
Total	$1,839	$464	$9,740	$12,043	$2,428,453	$2,440,496
(1)	Includes $7.0 million and $122.0 million of loans that were subject to deferrals at September 30, 2021 and December 31, 2020.

The amortized cost, by class, of loans and leases on nonaccrual status at September 30, 2021 and December 31, 2020, were as follows (in thousands):

	90		Total
	Days	Loans Not	Nonaccrual
September 30, 2021	or More	Past Due	Loans (1)
Commercial real estate - owner occupied	$3,274	$—	$3,274
Secured by farmland	703	26	729
Construction and land development	4,575	34	4,609
Residential 1-4 family	201	403	604
Multi- family residential	—	4,376	4,376
Home equity lines of credit	344	369	713
Commercial loans	1,890	366	2,256
Consumer loans	—	11	11
Total Non-PCD loans	10,987	5,585	16,572
PCD loans	1,767	13	1,780
Total	$12,754	$5,598	$18,352

	90		Total
	Days	Loans Not	Nonaccrual
December 31, 2020	or More	Past Due	Loans (1)
Commercial real estate - owner occupied	$2,641	$—	$2,641
Secured by farmland	1,098	—	1,098
Residential 1-4 family	1,512	13	1,525
Multi- family residential	—	4,481	4,481
Home equity lines of credit	523	—	523
Commercial loans	2,104	228	2,332
Consumer loans	9	—	9
Total Non-PCD loans	7,887	4,722	12,609
PCD loans	1,853	—	1,853
Total	$9,740	$4,722	$14,462

(1)	Nonaccrual loans include SBA guaranteed amounts totaling $3.4 million and $3.1 million at September 30, 2021 and December 31, 2020, respectively.

We did not have any loans and leases greater than 90 days past due and still accruing at September 30, 2021 and December 31, 2020.

The following table presents non-accrual loans as of September 30, 2021 and December 31, 2020, segregated by class of loans (in thousands):

	September 30, 2021		December 31, 2020
		Non-Accrual With		Non-Accrual With
	Total	No Credit	Total	No Credit
	Non-Accrual (1)	Loss Allowance (2)	Non-Accrual (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$3,274	$3,274	$2,641	$2,641
Secured by farmland	729	729	1,098	1,098
Construction and land development	4,609	4,609	—	—
Residential 1-4 family	605	605	1,525	164
Multi- family residential	4,376	4,376	4,481	4,481
Home equity lines of credit	712	712	523	523
Commercial loans	2,256	707	2,332	582
Consumer loans	11	—	9	9
Total non-PCD loans	16,572	15,012	12,609	9,498
PCD loans	1,780	—	1,853	—
Total non-accrual loans	$18,352	$15,012	$14,462	$9,498
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $3.4 million and $3.1 million at September 30, 2021 and December 31, 2020, respectively.
(2)	Nonaccrual loans with no credit loss allowance include SBA guaranteed amounts totaling $2.9 million and $1.7 million at September 30, 2021 and December 31, 2020, respectively.

The following table presents non-accrual loans as of September 30, 2021 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$—	$404	$2,870	$—	$—	$3,274
Secured by farmland	—	—	26	—	703	—	—	—	729
Construction and land development	—	—	4,575	—	—	34	—	—	4,609
Residential 1-4 family	—	—	—	—		305	—	300	605
Multi- family residential	—	—	—	—	—	4,376	—	—	4,376
Home equity lines of credit	—	—	—	—	—	—	619	93	712
Commercial loans	—	10	—	1,213	67	966	—	—	2,256
Consumer loans	—	—	—	11	—	—	—	—	11
Total non-PCD non-accruals	—	10	4,601	1,224	1,174	8,551	619	393	16,572
PCD loans	—	—	—	—	1,767	13	—	—	1,780
Total non-accrual loans (1)	$—	$10	$4,601	$1,224	$2,941	$8,564	$619	$393	$18,352
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $3.4 million and $3.1 million at September 30, 2021 and December 31, 2020, respectively.

Interest received on non-accrual loans was $239 thousand and $333 thousand for the three and nine months ended September 30, 2021, respectively.

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

For the nine months ended September 30, 2021, there were nine TDR loans outstanding in the amount of $3.7 million primarily due to the economic impact of COVID-19. There have been no defaults of TDRs modified during the past twelve months.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Primis had no loans classified Doubtful at September 30, 2021 or December 31, 2020.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table present weighted-average risk grades for all loans, by class and year of origination/renewal as of September 30, 2021 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$44,711	$20,159	$35,752	$43,930	$49,327	$209,181	$2,683	$6,682	$412,425
Special Mention	—	—	—	—	142	1,196	—	—	1,338
Substandard	—	—	1,018	—	404	5,318	—	—	6,740
Doubtful	—		—	—	—	—	—	—	—
	$44,711	$20,159	$36,770	$43,930	$49,873	$215,695	$2,683	$6,682	$420,503
Weighted average risk grade	3.32	3.38	3.51	3.28	3.58	3.56	3.31	4.00	3.50
Commercial real estate - nonowner occupied
Pass	$90,619	$56,272	27,107	$78,642	$61,361	$280,991	$4,123	$—	$599,115
Special Mention	—	—	—	—	—	12,096	—	—	12,096
Substandard	—	—	—	—	—	17,653	—	—	17,653
Doubtful	—	—	—	—	—	—	—	—	—
	$90,619	$56,272	$27,107	$78,642	$61,361	$310,740	$4,123	$—	$628,864
Weighted average risk grade	3.08	3.47	3.87	3.44	3.81	3.80	3.16	N/A	3.62
Secured by farmland
Pass	$785	$67	$—	$—	$453	$3,847	$2,176	$—	$7,328
Special Mention	—	—	—	—	852	417	—	—	1,269
Substandard	—	—	26	—	703		—	—	729
Doubtful	—	—	—	—	—	—	—	—	—
	$785	$67	$26	$—	$2,008	$4,264	$2,176	$—	$9,326
Weighted average risk grade	3.64	4.00	6.00	N/A	5.04	3.61	3.96	N/A	4.01
Construction and land development
Pass	$36,796	$13,660	$19,213	$9,582	$8,436	$16,957	$399	$34	$105,077
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,575	—	—	34	—	—	4,609
Doubtful	—	—	—	—	—	—	—	—	—
	$36,796	$13,660	$23,788	$9,582	$8,436	$16,991	$399	$34	$109,686
Weighted average risk grade	3.14	3.57	4.11	3.45	3.91	3.53	3.75	4.00	3.55
Residential 1-4 family
Pass	$127,685	$56,577	$81,032	$52,227	$48,465	$148,842	$1,896	$3,634	$520,358
Special Mention	—	—	8,547	—	—	—	—	—	8,547
Substandard	—	—	—	—	—	1,069	—	300	1,369
Doubtful	—	—	—	—	—	—	—	—	—
	$127,685	$56,577	$89,579	$52,227	$48,465	$149,911	$1,896	$3,934	$530,274
Weighted average risk grade	3.02	3.06	3.25	3.13	3.08	3.27	3.89	3.33	3.15
Multi- family residential
Pass	$20,460	$19,143	$8,800	$7,766	$36,578	$49,863	$5,231	$—	$147,841
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5,169	—	300	5,469
Doubtful	—	—	—	—	—	—	—	—	—
	$20,460	$19,143	$8,800	$7,766	$36,578	$55,032	$5,231	$300	$153,310
Weighted average risk grade	3.00	3.89	3.00	3.66	3.00	3.85	4.00	6.00	3.49
Home equity lines of credit
Pass	$242	$—	$—	$3	$329	$3,622	$70,414	$147	$74,757
Special Mention	—	—	—	—	—	—	276	—	276
Substandard	—	—	—	—	—	—	619	93	712
Doubtful	—	—	—	—	—	—	—	—	—
	$242	$—	$—	$3	$329	$3,622	$71,309	$240	$75,745
Weighted average risk grade	3.00	N/A	N/A	3.00	4.00	3.95	3.10	4.78	3.15
Commercial loans
Pass	$19,823	$17,345	$15,259	$11,243	$12,619	$20,480	$93,768	$4,902	$195,439
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	10	—	2,524	67	3,436	—	—	6,037
Doubtful	—	—	—	—	—	—	—	—	—
	$19,823	$17,355	$15,259	$13,767	$12,686	$23,916	$93,768	$4,902	$201,476
Weighted average risk grade	3.70	3.21	3.66	3.93	3.00	4.06	3.55	3.94	3.60
Paycheck Protection Program loans
Pass	$88,668	$51,797	$—	$—	$—	$—	$—	$—	$140,465
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$88,668	$51,797	$—	$—	$—	$—	$—	$—	$140,465
Weighted average risk grade	2.00	2.00	N/A	N/A	N/A	N/A	N/A	N/A	2.00

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Consumer loans
Pass	$21,400	$2,522	$1,194	$1,076	$324	$6,449	$3,284	$—	$36,249
Special Mention	—	—	—	—	—	87	—	—	87
Substandard	—	—	—	10	—	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—	—
	$21,400	$2,522	$1,194	$1,086	$324	$6,536	$3,284	$—	$36,346
Weighted average risk grade	4.00	3.99	3.99	4.02	4.00	4.01	4.00	N/A	4.00
PCD
Pass	$—	$—	$—	$—	$—	$5,223	$30	$—	$5,253
Special Mention	—	—	—	—	—	1,395	—	—	1,395
Substandard	—	—	—	—	1,767	174	—	—	1,941
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$1,767	$6,792	$30	$—	$8,589
Weighted average risk grade	N/A	N/A	N/A	N/A	6.00	4.08	3.00	N/A	4.47
Total	$451,189	$237,552	$202,523	$207,003	$221,827	$793,499	$184,899	$16,092	$2,314,584
Weighted average risk grade	2.95	3.07	3.51	3.37	3.45	3.65	3.39	3.87	3.38

Revolving loans that converted to term during 2021 were as follows (in thousands):

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Residential 1-4 family	$360	$1,673
Multi- family residential	—	300
Commercial loans	—	57
Total loans	$360	$2,030

The amount of foreclosed residential real estate property held at September 30, 2021 and December 31, 2020 was $0.9 million and $1.0 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $62 thousand and $1.4 million at September 30, 2021 and December 31, 2020, respectively.

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

For each loan pool, we measure expected credit losses over the life of each loan utilizing a combination of inputs:  (i) probability of default (“PD”), which is the likelihood that the loan will stop performing/default, (ii) probability of attrition (“PA”), which is the likelihood that a loan will pay-off prior to maturity, (iii) loss given default (“LGD”), which is the expected loss rate for loans in default and (iv) exposure at default (“EAD”), which is the estimated outstanding principal balance of the loans upon default, including the expected funding of unfunded commitments outstanding as of the measurement date. Inputs are pool-specific, though not necessarily solely reliant on internally-sourced data. Internal data is supplemented by, but not replaced by, peer data when required, primarily to determine the PD input. The various pool-specific inputs may be adjusted for current macroeconomic assumptions, as further discussed below, and other factors such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets being evaluated as of the measurement date. Each time we measure expected credit losses, we assess the relevancy of historical information and consider any necessary adjustments to address any differences in current asset-specific characteristics.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of September 30, 2021 and December 31, 2020, calculated in accordance with the current expected credit losses (“CECL”) methodology described above (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity		Paycheck
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Protection	Consumer	PCD
September 30, 2021	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Program	Loans	Loans	Total
Modeled expected credit losses	$4,807	$9,509	$11	$824	$3,470	$1,910	$336	$1,374	$—	$656	$—	$22,897
Q-factor and other qualitative adjustments	309	863	47	572	516	1,445	166	418	—	1	—	4,337
Specific allocations	—	—	—	—	39	—	—	800	—	2	2,311	3,152
Total	$5,116	$10,372	$58	$1,396	$4,025	$3,355	$502	$2,592	$—	$659	$2,311	$30,386

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity		Paycheck
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Protection	Consumer	PCD
December 31, 2020	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Program	Loans	Loans	Total
Modeled expected credit losses	$2,565	$3,959	$58	$1,297	$4,579	$649	$534	$544	$—	$306	$—	$14,491
Q-factor and other qualitative adjustments	4,134	7,467	46	516	4,963	763	367	917	—	194	—	19,367
Specific allocations	—	—	—	2	37	—	—	37	—	17	2,394	2,487
Total	$6,699	$11,426	$104	$1,815	$9,579	$1,412	$901	$1,498	$—	$517	$2,394	$36,345

As part of management’s ongoing review process and as an annual requirement, during the third quarter of 2021, the Company refreshed and recalibrated the historical loss rates, forecast assumptions, and qualitative factor framework of the

CECL model. Updated peer groups were also determined in collaboration with the Company’s CECL consultant. Management included banks in Virginia, Maryland, North Carolina, and Pennsylvania that were between $2.0 billion and $10.0 billion in asset size. Additionally, in this peer group the Company included the historical loss experience of Eastern Virginia Bank, which was acquired in 2017. The peer group population was further narrowed using statistical analysis with a focus on total loans, percent of charge-offs, portfolio yields, and percent of charge-offs during recession. As a result of the refresh, modeled expected credit losses increased $8.4 million and the reliance on qualitative factors decreased $15.0 million since December 31, 2020. Additionally, qualitative factors related to COVID-19 uncertainty were eliminated.

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three months ended September 30, 2021 and 2020 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
September 30, 2021	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,769	$11,235	$80	$2,691	$4,451	$1,090	$601	$3,582	$428	$2,338	$—	$31,265
Provision (recovery)	354	(863)	(22)	(1,295)	(44)	2,266	(100)	537	279	(27)	—	1,085
Charge offs	(7)	—	—	—	(383)	—	—	(1,528)	(53)	—	—	(1,971)
Recoveries	—	—	—	—	1	(1)	1	1	5	—	—	7
Ending balance	$5,116	$10,372	$58	$1,396	$4,025	$3,355	$502	$2,592	$659	$2,311	$—	$30,386

September 30, 2020
Allowance for loan losses (1):
Beginning balance	$3,558	$7,592	$52	$717	$3,645	$734	$209	$5,490	$903	$—	$727	$23,627
Provision (recovery) for non-purchased loans	1,480	304	(39)	7	(388)	65	(201)	909	(59)	—	(78)	2,000
Provision for purchase credit impaired loans	—	—	—	—	—	—	—	—	—	—	—	—
Total provision (recovery)	1,480	304	(39)	7	(388)	65	(201)	909	(59)	—	(78)	2,000
Charge offs	—	—	—	—	(47)	—	—	(12)	(27)	—	—	(86)
Recoveries	—	4	—	—	42	—	183	—	9	—	—	238
Ending balance	$5,038	$7,900	$13	$724	$3,252	$799	$191	$6,387	$826	$—	$649	$25,779
(1)	The Company adopted ASU 2016-13 effective January 1, 2020 and implemented as of December 31, 2020. Interim periods in 2020 were not restated to reflect CECL adoption.

Activity in the allowance for credit losses by class of loan for the nine months ended September 30, 2021 and 2020 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
September 30, 2021	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,699	$11,426	$104	$1,815	$9,579	$1,412	$901	$1,498	$517	$2,394	$—	$36,345
Provision (recovery)	(1,407)	(1,054)	(46)	(419)	(5,182)	1,943	(400)	1,930	216	(83)	—	(4,502)
Charge offs	(176)	—	—	—	(383)	—	—	(1,602)	(107)	—	—	(2,268)
Recoveries	—	—	—	—	11	—	1	766	33	—	—	811
Ending balance	$5,116	$10,372	$58	$1,396	$4,025	$3,355	$502	$2,592	$659	$2,311	$—	$30,386

September 30, 2020
Allowance for loan losses (1):
Beginning balance	$810	$1,596	$5	$683	$1,049	$119	$217	$5,418	$190	$—	$174	$10,261
Provision (recovery) for non-purchased loans	4,223	6,295	360	41	2,380	680	(172)	1,222	701	—	475	16,205
Provision for purchase credit impaired loans	—	—	—	—	—	—	—	144	—	—	—	144
Total provision (recovery)	4,223	6,295	360	41	2,380	680	(172)	1,366	701	—	475	16,349
Charge offs	—	—	(352)	—	(232)	—	(60)	(482)	(92)	—	—	(1,218)
Recoveries	5	9	—	—	55	—	206	85	27	—	—	387
Ending balance	$5,038	$7,900	$13	$724	$3,252	$799	$191	$6,387	$826	$—	$649	$25,779
(1)	The Company adopted ASU 2016-13 effective January 1, 2020 and implemented as of December 31, 2020. Interim periods in 2020 were not restated to reflect CECL adoption.

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

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Loan	Specific	Loan	Specific
	Balance (1)	Allocations	Balance (1)	Allocations
Commercial real estate - owner occupied	$4,965	$—	$23,397	$—
Commercial real estate - non-owner occupied	18,454	—	7,467	—
Secured by farmland	—	—	1,069	—
Construction and land development	4,575	—	77	2
Residential 1-4 family	550	39	1,918	37
Multi- family residential	5,472	—	—	—
Home equity lines of credit	94	—	481	—
Commercial loans	3,973	800	5,515	37
Paycheck Protection Program loans	—	—	—	—
Consumer loans	11	2	17	17
Total non-PCD loans	38,094	841	39,941	93
PCD loans	8,589	2,311	8,908	2,394
Total loans	$46,683	$3,152	$48,849	$2,487
(1)	Includes SBA guarantees of $3.4 million and $2.5 million at September 30, 2021 and December 31, 2020, respectively.

5.      LEASES

The Company leases certain premises and equipment under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At September 30, 2021 and December 31, 2020, the Company had operating lease liabilities totaling $7.0 million and $8.2 million, respectively, and right-of-use assets totaling $6.3 million and $7.5 million, respectively, related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. Our net operating lease costs for the three months ended September 30, 2021 and 2020, was $597 thousand and $609 thousand, respectively, and for the nine months ended September 30, 2021 and 2020, was $1.8 million and $2.3 million, respectively, and were reflected in occupancy expenses on our income statements.

The following table presents supplemental cash flow and other information related to our operating leases:

	For the Nine Months Ended
(in thousands except for percent and period data)	September 30, 2021	September 30, 2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,784	$3,724

Other information:
Weighted-average remaining lease term - operating leases, in years	4.5	5.3
Weighted-average discount rate - operating leases	2.5%	2.6%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	September 30, 2021
Lease payments due:
Less than one year	$2,552
One to three years	2,933
Three to five years	834
More than five years	1,154
Total lease payments	7,473
Less: imputed interest	(473)
Lease liabilities	$7,000

As of September 30, 2021, the Company did not have any operating leases that have not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

6.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $14.4 million and $15.9 million as of September 30, 2021 and December 31, 2020, respectively.

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2021	2020
Balance as of January 1	$740	$—
Impact of adopting ASU 2016-13	—	—
Credit loss expense	389	55
Balance as of September 30,	$1,129	$55

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

At September 30, 2021 and December 31, 2020, we had unfunded lines of credit and undisbursed construction loan funds totaling $420.6 million and $355.3 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

7.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2021
Basic EPS from continuing operations	$6,216	24,474	$0.25
Effect of dilutive stock options and unvested restricted stock	—	160	—
Diluted EPS from continuing operations	$6,216	24,634	$0.25

Basic EPS from discontinued operations	$(2,277)	24,474	$(0.09)
Effect of dilutive stock options and unvested restricted stock	—	160	—
Diluted EPS from discontinued operations	$(2,277)	24,634	$(0.09)

For the three months ended September 30, 2020
Basic EPS from continuing operations	$6,532	24,270	$0.27
Effect of dilutive stock options and unvested restricted stock	—	105	—
Diluted EPS from continuing operations	$6,532	24,375	$0.27

Basic EPS from discontinued operations	$3,056	24,270	$0.13
Effect of dilutive stock options and unvested restricted stock	—	105	(0.01)
Diluted EPS from discontinued operations	$3,056	24,375	$0.12

For the nine months ended September 30, 2021
Basic EPS from continuing operations	$23,366	24,425	$0.96
Effect of dilutive stock options and unvested restricted stock	—	158	(0.01)
Diluted EPS from continuing operations	$23,366	24,583	$0.95

Basic EPS from discontinued operations	$231	24,425	$0.01
Effect of dilutive stock options and unvested restricted stock	—	158	—
Diluted EPS from discontinued operations	$231	24,583	$0.01

For the nine months ended September 30, 2020
Basic EPS from continuing operations	$7,761	24,229	$0.32
Effect of dilutive stock options and unvested restricted stock	—	121	—
Diluted EPS from continuing operations	$7,761	24,350	$0.32

Basic EPS from discontinued operations	$6,563	24,229	$0.27
Effect of dilutive stock options and unvested restricted stock	—	121	—
Diluted EPS from discontinued operations	$6,563	24,350	$0.27

The Company did not have any anti-dilutive options as of September 30, 2021 and 2020.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$69,495	$—	$69,495	$—
Obligations of states and political subdivisions	29,100	—	29,100	—
Corporate securities	13,620	—	13,620	—
Asset-backed securities	5,016	—	5,016	—
Residential government-sponsored collateralized mortgage obligations	22,676	—	22,676	—
Government-sponsored agency securities	10,940	—	10,940	—
Agency commercial mortgage-backed securities	46,829	—	46,829	—
SBA pool securities	9,145	—	9,145	—
Total	$206,821	$—	$206,821	$—

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Residential government-sponsored mortgage-backed securities	$37,060	$—	$37,060	$—
Obligations of states and political subdivisions	24,042	—	24,042	—
Corporate securities	15,079	—	14,079	1,000
Residential government-sponsored collateralized mortgage obligations	29,416	—	29,416	—
Government-sponsored agency securities	6,075	—	6,075	—
Agency commercial mortgage-backed securities	30,190	—	30,190	—
SBA pool securities	11,371	—	11,371	—
Total	$153,233	$—	$152,233	$1,000

At December 31, 2020, the Company had $1.0 million of corporate securities that were classified as Level 3. During 2021, these securities matured and the balance at September 30, 2021 was zero. No corporate securities that are classified as Level 3 above were purchased or sold during 2021 or 2020. These corporate securities did not have a material impact on the income statement for the three and nine months ended September 30, 2021 and 2020.

Assets and Liabilities Measured on a Non-recurring Basis:

Investments in mortgage affiliate – held for sale

The investment in common stock – held for sale of our mortgage affiliate is accounted for using the equity method. Under the equity method, the carrying value of Primis’ investment in STM was originally recorded at cost but is adjusted periodically to record Primis’ proportionate share of STM’s earnings or losses through noninterest income and decreased by the amount of cash dividends or similar distributions received from STM. The investment in preferred stock – held for sale of our mortgage affiliate is considered to be a non-marketable equity security that does not have a readily determinable fair value. Non-marketable equity securities with no recurring market value data available are reviewed periodically and any observable market value change is adjusted through noninterest income. Primis evaluates its investments in this non-marketable equity security for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of STM, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income. No impairment was recorded for the three and nine months ended September 30, 2021 and 2020.

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

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5% to 10% of collateral valuation at September 30, 2021 and December 31, 2020. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At September 30, 2021 and December 31, 2020, the total amount of OREO was $1.3 million and $3.1 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Investments in mortgage affiliate - held for sale	$10,050	$—	$—	$10,050
Collateral dependent loans	46,683	—	—	46,683
Other real estate owned:
Construction and land development	385	—	—	385
Residential 1-4 family	927	—	—	927

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Investments in mortgage affiliate - held for sale	$12,952	$—	$—	$12,952
Collateral dependent loans	47,001	—	—	47,001
Other real estate owned:
Commercial real estate - non-owner occupied	865	—	—	865
Construction and land development	1,221	—	—	1,221
Residential 1-4 family	992	—	—	992

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		September 30, 2021		December 31, 2020
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$650,746	$650,746	$196,185	$196,185
Securities available for sale	Level 2 & Level 3	206,821	206,821	153,233	153,233
Securities held to maturity	Level 2	26,412	27,091	40,721	41,832
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	15,521	15,521	16,927	16,927
Preferred investment in mortgage affiliate	Level 3	3,005	3,005	3,005	3,005
Net loans	Level 3	2,284,198	2,384,125	2,404,151	2,435,612
Accrued interest receivable	Level 2	13,643	13,643	19,998	19,998
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,457,373	$1,457,373	$1,155,426	$1,155,426
Money market and savings accounts	Level 2	974,729	974,729	787,132	787,132
Time deposits	Level 3	374,965	377,711	490,048	495,022
Securities sold under agreements to repurchase	Level 1	13,348	13,348	16,065	16,065
FHLB advances	Level 1	100,000	100,000	100,000	100,000
Junior subordinated debt	Level 2	9,719	10,180	9,682	8,863
Senior subordinated notes	Level 2	85,723	91,793	105,647	109,276
Accrued interest payable	Level 2	1,126	1,126	3,057	3,057

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), accrued interest receivable and payable, demand deposits, savings accounts, money market accounts and FHLB advances and securities sold under agreements to repurchase.

The investment in preferred stock of our mortgage affiliate is considered to be a non-marketable equity security that does not have a readily determinable fair value. Non-marketable equity securities with no recurring market value data available are reviewed periodically and any observable market value change is adjusted through noninterest income. Primis evaluates its investments in this non-marketable equity security for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality of STM, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income. No impairment was recorded for the three and nine months ended September 30, 2021 and 2020.

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

9.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at September 30, 2021 and December 31, 2020 was $13.3 million and $16.0 million, respectively.

10.     JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”). At September 30, 2021 and December 31, 2020, we had $9.7 million of Junior Subordinated Debt outstanding. The trust preferred securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of September 30, 2021 and December 31, 2020, the interest rate was 3.07% and 3.18%, respectively. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At September 30, 2021, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate Subordinated Notes due 2027 (the “SNBV Senior Subordinated Notes”). The SNBV Senior Subordinated Notes will initially bear interest at 5.875% per annum until January 31, 2022; thereafter, the SNBV Senior Subordinated Notes will be payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At September 30, 2021, all of the SNBV Senior Subordinated Notes qualified as Tier 2 capital.

In 2017, the Company assumed the Senior Subordinated Note Purchase Agreement dated April 22, 2015 with certain institutional accredited investors, pursuant to which $20.0 million in aggregate principal amount of its 6.50% fixed-to-floating rate Subordinated Notes due 2025 (“Senior Subordinated Notes”) was sold to the investors. On February 1, 2021, the Company redeemed all of the aggregate amount of the Senior Subordinated Notes.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030 (the “SNBV Subordinated Notes”). The SNBV Subordinated Notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month Term SOFR, plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. At September 30, 2021, all of the SNBV Subordinated Notes qualified as Tier 2 capital.

At September 30, 2021 and December 31, 2020, the remaining unamortized debt issuance costs related to the Subordinated Notes totaled $1.8 million and $1.9 million, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2020. Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2021 compared to December 31, 2020. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	the impact of COVID-19 on our business, including the impact of the actions taken by governmental authorities to contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (“CARES” Act)), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;

●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of the financial impact of COVID-19;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	failure to prevent a breach to our Internet-based system and online commerce security, including as a result of increased remote working by our employees;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	uncertainty related to the transition away from or new methods of calculating the London Inter-bank Offered Rate (“LIBOR”);
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder, including the impact of the adoption of the current expected credit losses (“CECL”) methodology;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

At September 30, 2021, Primis Bank had forty full-service branches in Virginia and Maryland and also provides services to customers through certain internet and mobile applications. Thirty-five full-service retail branches are in Virginia (Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg) and five full-service retail branches are in Maryland (Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro). The Company has administrative offices in Warrenton and Glen Allen, Virginia.

FINANCIAL HIGHLIGHTS

●	Total assets at the end of the third quarter of 2021 were $3.45 billion, an increase of 12% from December 31, 2020.
●	Gross loans were $2.31 billion at the end of the third quarter of 2021, down 5% from December 31, 2020. Excluding PPP balances, gross loans declined 2% over the same period. Gross loans, excluding PPP balances, grew an annualized 24% during the third quarter of 2021.
●	Total deposits increased $374.5 million from December 31, 2020 despite a $115.1 million decline in time deposits over the same time frame. Non-time deposits comprised 87% of total deposits at September 30, 2021, compared to 80.0% at December 31, 2020.
●	Net income from continuing operations was $7.9 million for the third quarter of 2021, compared to $8.2 million for the third quarter of 2020 and $29.8 million for the nine months ended September 30, 2021, compared to $9.7 million for the nine months ended September 30, 2020.
●	Return on average assets from continuing operations of 0.72% for the three months ended September 30, 2021 compared to 0.83% for the three months ended September 30, 2020 and 0.94% for the nine months ended September 30, 2021 compared to 0.35% for the nine months ended September 30, 2020.
●	Provision for credit losses of $1.1 million for the third quarter of 2021 versus a provision of $2.0 million for the third quarter of 2020.
●	Allowance for credit losses to total loans (excluding PPP balances) of 1.40% at September 30, 2021, compared to 1.18% at September 30, 2020. The Company adopted ASU 2016-13 effective January 1, 2020 and implemented as of December 31, 2020. Prior periods were not restated to reflect CECL adoption.
●	Cost of deposits declined to 0.45% for the third quarter of 2021, compared to 0.80% for the third quarter of 2020. Cost of deposits declined to 0.51% for the nine months ended September 30, 2021, compared to 0.99% for the nine months ended September 30, 2020.

Impact of COVID-19 Pandemic

The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals have caused and continue to cause unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. As the restrictive measures eased during the latter part of 2020 and continued to ease during 2021, the U.S. economy has begun to improve from 2020, and with the availability and distribution of COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity and the U.S. economy.

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

We have taken deliberate actions to meet our goal of ensuring that we have the balance sheet strength to serve our clients and communities, including by seeking to increase our liquidity and manage our assets and liabilities in order to maintain a strong capital position; however, future economic conditions are subject to significant uncertainty. Uncertainties associated with the COVID-19 pandemic include the duration of the COVID-19 outbreak and any related variants, the effectiveness and acceptance of COVID-19 vaccines, the impact to our customers, employees and vendors and the impact to the economy as a whole. COVID-19 had a significant adverse impact on our business, financial position and operating results for the year ended December 31, 2020 and while uncertainty still exists, we believe we are well-positioned to operate effectively through the present economic environment.

Our branch locations are currently open and operating during normal business hours. We continue to take additional precautions within our branch locations, including enhanced cleaning procedures, to ensure the safety of our customers and our employees.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income from continuing operations for the three months ended September 30, 2021 was $6.2 million, or $0.25 basic and diluted earnings per share, compared to net income from continuing operations of $6.5 million, or $0.27 basic and diluted earnings per share, for the three months ended September 30, 2020. Net income from continuing operations decreased $316 thousand during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The 5% decrease in net income was primarily driven by higher management restructuring expenses in the current year.

Net loss from discontinued operations for the three months ended September 30, 2021 was $2.3 million, or $(0.09) basic and diluted earnings per share, compared to net income from discontinued operations of $3.1 million, or $0.13 basic and $0.12 diluted earnings per share, for the three months ended September 30, 2020. On September 23, 2021, Primis Bank announced that it entered into an agreement with Southern Trust Mortgage (“STM”), whereby STM intends to purchase all of the Bank's common membership interests and a portion of the Bank's preferred interests in STM for a combination of cash and a promissory note. The transaction is expected to close in the fourth quarter of 2021. At closing, STM will continue to be a borrower of the Bank, but the Bank will no longer be a minority owner of STM. Effective July 1, 2021, the Company will also no longer accrue earnings related to the Bank's common membership interests in STM. The investments in STM in the consolidated balance sheets have been classified as held for sale and the effect of the equity in earnings/impairment loss in the statements of income have been presented as discontinued operations. The prior period financial information has been retrospectively adjusted for the impact of the transaction. The Company recorded a pre-tax charge of approximately $2.9 million related to the transaction in the third quarter of 2021.

Nine-Month Comparison. Net income from continuing operations for the nine months ended September 30, 2021 was $23.4 million, or $0.96 basic and $0.95 diluted earnings per share, compared to net income from continuing operations of $7.8 million, or $0.32 basic and diluted earnings per share, for the nine months ended September 30, 2020.  The 201% increase in the net income from continuing operations during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily driven by recoveries for loan losses in 2021 compared to provision for loan losses in 2020 as loans on deferral and the economic impact of COVID-19 declined dramatically in 2021. The increase in net income was offset by a decrease in recoveries related to acquired charged-off loans and investment securities in the current year.

Net income from discontinued operations for the nine months ended September 30, 2021 was $231 thousand, or $0.01 basic and diluted earnings per share, compared to net income from discontinued operations of $6.6 million, or $0.27 basic and diluted earnings per share, for the nine months ended September 30, 2020. The decline in net income from discontinued operations is primarily driven by the pre-tax charge of approximately $2.9 million related to the STM transaction in the third quarter of 2021.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $23.2 million for the three months ended September 30, 2021, compared to $23.0 million for the three months ended September 30, 2020. Primis’ net interest margin for the three months ended September 30, 2021 was 2.87%, compared to 3.18% for the three months ended September 30, 2020. Net interest margin was impacted heavily by the origination of Paycheck Protection Program (PPP) loans. Excluding the effects of PPP loans, the Company’s net interest margin for the three months ended September 30, 2021 would have been 2.66%, compared to 3.28% for the three months ended September 30, 2020. Net interest margin, excluding the effects of PPP loans, continues to be negatively impacted by unusually high cash balances at the Bank. Total income on interest-earning assets was $27.8 million and $28.7 million for the three months ended September 30, 2021 and 2020, respectively. The yield on average interest-earning assets decreased 53 basis points to 3.44% during the three months ended September 30, 2021, compared to the 3.97% yield on average interest-earning assets during the three months ended September 30, 2020, primarily driven by market conditions. The cost of average interest-bearing liabilities decreased 45 basis points to 0.56% during the three months ended September 30, 2021, compared to 1.01% cost on average interest-bearing liabilities during the three months ended September 30, 2020. Interest and fees on loans totaled $26.2 million and $27.3 million for the third quarters of 2021 and 2020, respectively. The accretion of the discount on loans acquired contributed $469 thousand to net interest income during the three months ended September 30, 2021, compared to $1.1 million during the three months ended September 30, 2020. The decrease in accretion was due to slowdown in the volume of acquired loan prepayments and payoffs. Average loans during the third quarter of 2021 were $2.29 billion, compared to $2.50 billion during the third quarter of 2020.

Total interest expense was $4.6 million and $5.7 million for the three months ended September 30, 2021 and 2020, respectively. Interest on deposits was $3.2 million and $4.4 million for the three months ended September 30, 2021 and 2020, respectively. Total average interest-bearing deposits for the third quarter of 2021 and 2020 were $2.26 billion and $1.72 billion, respectively. The yield on total average interest-bearing deposits was 0.56% and 1.01% for the quarter ended September 30, 2021 and 2020, respectively. Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt and senior subordinated notes, was $1.4 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively. Total average borrowings were $215.7 million and $547.2 million for the three months ended September 30, 2021 and 2020, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	September 30, 2021			September 30, 2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,291,945	$26,181	4.53%	$2,501,614	$27,266	4.34%
Investment securities	229,906	1,083	1.87%	213,039	1,129	2.11%
Other earning assets	689,084	537	0.31%	163,159	312	0.76%
Total earning assets	3,210,935	27,801	3.44%	2,877,812	28,707	3.97%
Allowance for credit losses	(30,598)			(23,640)
Investments in mortgage affiliate - held for sale	12,621			9,453
Total non-earning assets	260,714			270,471
Total assets	$3,453,672			$3,134,096

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$920,203	$1,062	0.46%	$451,583	$807	0.71%
Money market accounts	744,280	1,056	0.56%	504,887	800	0.63%
Savings accounts	213,859	165	0.31%	176,305	130	0.29%
Time deposits	380,233	877	0.92%	590,263	2,620	1.77%
Total interest-bearing deposits	2,258,575	3,160	0.56%	1,723,038	4,357	1.01%
Borrowings	215,670	1,434	2.64%	547,182	1,352	0.98%
Total interest-bearing liabilities	2,474,245	4,594	0.74%	2,270,220	5,709	1.00%
Noninterest-bearing liabilities:
Demand deposits	547,500			452,500
Other liabilities	21,718			25,869
Total liabilities	3,043,463			2,748,589
Stockholders' equity	410,209			385,507
Total liabilities and stockholders' equity	$3,453,672			$3,134,096
Net interest income		$23,207			$22,998
Interest rate spread			2.83%			2.97%
Net interest margin			2.87%			3.18%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Nine-Month Comparison. Net interest income was $70.0 million for the nine months ended September 30, 2021, compared to $66.0 million for the nine months ended September 30, 2020, which was a result of lower costs of deposits in 2021. Primis’ net interest margin for the nine months ended September 30, 2021 was 3.02%, compared to 3.27% for the nine months ended September 30, 2020. Net interest margin was impacted by lower levels of PPP fee income recognition and significantly higher cash balances in 2021. Total income on interest-earning assets was $84.7 million and $85.9 million for the nine months ended September 30, 2021 and 2020, respectively. The yield on average interest-earning assets was 3.65% and 4.26% for the nine months ended September 30, 2021 and 2020, respectively. The decrease was primarily driven by market conditions. Interest and fees on loans totaled $80.3 million and $81.1 million for the nine months ended September 30, 2021 and 2020, respectively. The accretion of the discount on loans acquired in the acquisitions of Eastern Virginia Bankshares, Inc., Greater Atlantic Bank, HarVest and Prince Georges Federal Savings Bank contributed $1.5 million to net interest income during the nine months ended September 30, 2021, compared to $3.6 million during the nine months ended September 30, 2020. The decrease in accretion was due to slowdown in the volume of acquired loan prepayments and payoffs. Average loans during the nine months ended September 30, 2021 were $2.35 billion, compared to $2.37 billion during the nine months ended September 30, 2020.

Total interest expense was $14.8 million and $19.9 million for the nine months ended September 30, 2021 and 2020, respectively. Interest on deposits was $10.4 million and $16.0 million for the nine months ended September 30, 2021 and 2020, respectively. Total average interest-bearing deposits for the nine months ended September 30, 2021 and 2020 were $2.18 billion and $1.75 billion, respectively. The yield on total average interest-bearing deposits was 0.63% and 1.22% for the nine months ended September 30, 2021 and 2020, respectively.  Interest expense on total average borrowings, which include securities sold under agreements to repurchase, FHLB advances, junior subordinated debt, senior subordinated notes and Paycheck Protection Program Liquidity Facility borrowings, was $4.4 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively. Total average borrowings were $219.9 million and $390.9 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Nine Months Ended
	September 30, 2021			September 30, 2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,351,410	$80,320	4.57%	$2,368,541	$81,051	4.57%
Investment securities	213,128	3,198	2.01%	222,285	3,737	2.25%
Other earning assets	536,781	1,222	0.30%	103,283	1,072	1.39%
Total earning assets	3,101,319	84,740	3.65%	2,694,109	85,860	4.26%
Allowance for credit losses	(34,012)			(17,002)
Investments in mortgage affiliate - held for sale	12,659			6,601
Total non-earning assets	262,373			263,705
Total assets	$3,342,339			$2,947,413

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$854,360	$3,178	0.50%	$412,083	$2,338	0.76%
Money market accounts	706,215	3,294	0.62%	487,791	3,204	0.88%
Savings accounts	204,286	464	0.30%	162,575	353	0.29%
Time deposits	418,161	3,429	1.10%	685,253	10,111	1.97%
Total interest-bearing deposits	2,183,022	10,365	0.63%	1,747,702	16,006	1.22%
Borrowings	219,947	4,413	2.68%	390,856	3,868	1.32%
Total interest-bearing liabilities	2,402,969	14,778	0.82%	2,138,558	19,874	1.24%
Noninterest-bearing liabilities:
Demand deposits	514,318			401,616
Other liabilities	22,947			24,055
Total liabilities	2,940,234			2,564,229
Stockholders' equity	402,105			383,184
Total liabilities and stockholders' equity	$3,342,339			$2,947,413
Net interest income		$69,962			$65,986
Interest rate spread			2.98%			3.02%
Net interest margin			3.02%			3.27%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company adopted ASU 2016-13 effective January 1, 2020. We implemented and recorded a gross cumulative effect adjustment of $8.3 million at December 31, 2020. Prior periods were not restated to reflect CECL adoption. The provision for credit losses for the three months ended September 30, 2021 was $1.1 million and recovery for credit losses for the  nine months ended September 30, 2021 was $4.5 million. The Company recorded a provision of $1.1 million in the third quarter of 2021, primarily as a result of robust loan growth for the quarter.  The provision for credit losses for the three and nine months ended September 30, 2020 was $2.0 million and $16.3 million, respectively. Net charge offs for the three and nine months ended September 30, 2021 was $2.0 million and $1.5 million, respectively, compared to net recoveries for the three months ended September 30, 2020 of $152 thousand and net charge offs for the nine months ended September 30, 2020 of $831 thousand.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2021	2020	Change
Account maintenance and deposit service fees	$1,843	$1,633	$210
Income from bank-owned life insurance	387	394	(7)
Recoveries related to acquired charged-off loans and investment securities	481	288	193
Other	(26)	130	(156)
Total noninterest income	$2,685	$2,445	$240

Noninterest income increased 10% to $2.7 million for the three months ended September 30, 2021, compared to $2.4 million for the three months ended September 30, 2020. This excludes the pre-tax charge of approximately $2.9 million  in the third quarter of 2021 and equity gains in prior periods from the Company’s mortgage affiliate, Southern Trust Mortgage, LLC (“STM”) which are now recorded in discontinued operations. The increase in noninterest income was primarily driven by an increase of $210 thousand from the year-ago period in income on account maintenance and deposit service fees primarily in account service charges and non-sufficient fund fees. Recoveries related to acquisition-related previously charged-off loans and investment securities also increased $193 thousand.

The following table presents the major categories of noninterest income for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2021	2020	Change
Account maintenance and deposit service fees	$5,444	$4,820	$624
Income from bank-owned life insurance	1,152	1,165	(13)
Recoveries related to acquired charged-off loans and investment securities	784	2,707	(1,923)
Other	423	574	(151)
Total noninterest income	$7,803	$9,266	$(1,463)

Noninterest income decreased 16% to $7.8 million for the nine months ended September 30, 2021, compared to $9.3 million for the nine months ended September 30, 2020. The $1.5 million decrease was primarily driven by a $1.9 million decrease in recoveries related to acquired charged-off loans and investment securities, partially offset by $624 thousand increase in account maintenance and deposit service fees in the current year. The decrease in recoveries related to acquired charged-off loans and investment securities was attributable to a recovery related to a previously charged-off acquired loan of approximately $2.0 million during the third quarter of 2020. Increase of $624 thousand in account maintenance and deposit service fees was primarily in account service charges and non-sufficient funds fee.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2021	2020	Change
Salaries and benefits	$9,032	$7,817	$1,215
Occupancy expenses	1,552	1,432	120
Furniture and equipment expenses	971	719	252
Amortization of core deposit intangible	341	341	—
Virginia franchise tax expense	732	615	117
Data processing expense	1,003	701	302
Telephone and communication expense	415	382	33
Net (gain) loss on other real estate owned	—	(16)	16
Professional fees	1,208	1,494	(286)
Other operating expenses	1,640	1,779	(139)
Total noninterest expenses	$16,894	$15,264	$1,630

Noninterest expenses were $16.9 million during the three months ended September 30, 2021, compared to $15.3 million during the three months ended September 30, 2020. The 11% increase in noninterest expenses was primarily due to a $1.2 million increase in employee compensation and benefits expense due to higher management restructuring expenses in the third quarter of 2021. Occupancy and furniture and equipment expenses increased $372 thousand during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in noninterest expense during the three months ended September 30, 2021 was also attributable to a $302 thousand increase in data processing expense. Other expenses decreased in the third quarter of 2021 compared to third quarter of 2020. Included in other expense is unfunded commitment reserve recovery in the third quarter of 2021 of $470 thousand.

The following table presents the major categories of noninterest expense for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2021	2020	Change
Salaries and benefits	$27,214	$27,464	$(250)
Occupancy expenses	4,538	4,776	(238)
Furniture and equipment expenses	2,651	1,977	674
Amortization of core deposit intangible	1,023	1,023	—
Virginia franchise tax expense	2,166	1,844	322
Data processing expense	2,818	2,364	454
Telephone and communication expense	1,351	1,119	232
Net (gain) loss on other real estate owned	17	55	(38)
Professional fees	3,784	3,560	224
Other operating expenses	6,901	5,004	1,897
Total noninterest expenses	$52,463	$49,186	$3,277

Noninterest expenses were $52.5 million during the nine months ended September 30, 2021, compared to $49.2 million during the nine months ended September 30, 2020. The 7% increase in noninterest expenses was primarily due to an increase in other operating expenses in 2021. Other expenses increased in 2021 compared to 2020, largely driven by a $389 thousand increase in the reserve for unfunded commitments. Occupancy and furniture and equipment expenses increased $436 thousand during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in noninterest expense during the nine months ended September 30, 2021 was also attributable to a $454 thousand increase in data processing expense. Virginia franchise tax expense increased $322 million and professional fees increased $224 thousand in 2021 compared to 2020. Employee compensation and benefits expense totaled $27.2 million and $27.4 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease was associated with higher management restructuring expenses in 2020.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $3.45 billion as of September 30, 2021 and $3.09 billion as of December 31, 2020. Total loans decreased 5%, from $2.44 billion at December 31, 2020 to $2.31 billion at September 30, 2021. Excluding PPP loans, loans outstanding decreased $48.6 million, or 2%, since December 31, 2020. Total deposits were $2.81 billion at September 30, 2021, compared to $2.43 billion at December 31, 2020 and total equity was $408.6 million and $390.6 million at September 30, 2021 and December 31, 2020, respectively.

Loan Portfolio

Total loans were $2.31 billion and $2.44 billion at September 30, 2021 and December 31, 2020, respectively. PPP loan originations totaled $140.5 million at September 30, 2021. Excluding PPP loans, loans outstanding increased $48.6 million, or 2%, since December 31, 2020.

The Company ended the third quarter of 2021 with $7.0 million of loans on deferral, or 0.3% of total loans excluding PPP loans.

The composition of our loan portfolio consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Loans secured by real estate:
Commercial real estate - owner occupied	$420,503	$434,816
Commercial real estate - non-owner occupied	628,864	599,578
Secured by farmland	9,326	11,687
Construction and land loans	109,686	103,401
Residential 1-4 family	530,274	557,953
Multi-family residential	153,310	107,130
Home equity lines of credit	75,745	91,748
Total real estate loans	1,927,708	1,906,313

Commercial loans	201,476	187,797
Paycheck Protection Program	140,465	314,982
Consumer loans	36,346	22,496
Total Non-PCD loans	2,305,995	2,431,588
PCD loans	8,589	8,908
Total loans	$2,314,584	$2,440,496

As of September 30, 2021 and December 31, 2020, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Asset Quality

Asset quality remained solid during the first three quarters of 2021. The outbreak of COVID-19 and resulting economic instability has had and will likely continue to have an impact on our asset quality. While COVID-19 cases are no longer at their peak and vaccinations have stemmed the outbreak, the residual effect of COVID-19 and the delta variant continues to cause economic instability and uncertainty in evaluating the impact on our asset quality. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections. We defer COVID-impacted loans to the end of the deferral date and track delinquency from the end of that new deferral date. During the third and fourth quarters of 2020 and first, second and third quarters of 2021, the Company saw a substantial amount of deferred loans return to traditional loan terms.

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

The following table presents a comparison of nonperforming assets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Nonaccrual loans	$18,352	$14,462
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	18,352	14,462
Other real estate owned	1,312	3,078
Total nonperforming assets	$19,664	$17,540

Troubled debt restructurings	$3,710	$987
SBA guaranteed amounts included in nonaccrual loans	$3,361	$3,076

Allowance for credit losses to nonperforming loans	165.58%	251.32%
Allowance for credit losses to total loans	1.31%	1.52%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.47%	0.47%

Not included in the table above are $7.0 million of loans that were subject to COVID-related deferrals at September 30, 2021. Some of these loans may become potential problem loans during the remainder of 2021.

OREO at September 30, 2021 was $1.3 million, compared to $3.1 million at December 31, 2020. The decrease was primarily driven by sale of properties and write-downs on OREO during 2021.

Nonaccrual loans were $18.4 million (excluding $3.4 million of loans fully covered by SBA guarantees) at September 30, 2021, compared to $14.5 million (excluding $3.1 million of loans fully covered by SBA guarantees) at December 31, 2020, an increase of 27%. The ratio of nonperforming assets (excluding the SBA guaranteed loans) to total assets was 0.47% and 0.47% at September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, there were nine TDR loans in the amount of $3.7 million outstanding, primarily due to the economic impact of COVID-19. There have been no defaults of TDRs modified during the past twelve months.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

Investment Securities

Investment securities, available for sale and held to maturity, totaled $230.6 million at September 30, 2021, an increase of 19% from $194.0 million at December 31, 2020.

Investment securities in our portfolio as of September 30, 2021 were as follows:

●	agency commercial mortgage-backed securities in the amount of $85.0 million;
●	corporate bonds in the amount of $13.6 million;
●	asset-backed securities of $5.0 million;
●	residential government-sponsored collateralized mortgage obligations in the amount of $23.3 million;
●	callable agency securities in the amount of $15.9 million;
●	commercial mortgage-backed securities in the amount of $46.8 million;
●	SBA loan pool securities in the amount of $9.1 million; and
●	municipal bonds in the amount of $34.3 million (fair value of $34.5 million) with a taxable equivalent yield of 2.67% and ratings as of September 30, 2021 as follows:

Moody's	Amount	Standard & Poor's	Amount
Rating	(in thousands)	Rating	(in thousands)
Aaa	$10,070	AAA	$12,931
Aa1	9,152	AA+	10,019
Aa2	6,501	AA	5,219
Aa3	685	AA-	1,551
A1	1,299	A+	336
A2	336	A	797
NA	4,976	NA	3,479
NR	1,443	NR	130
Total	$34,462	Total	$34,462

During the three and nine months ended September 30, 2021, $16.5 million and $85.0 million, respectively, of available for sale investment securities were purchased. No held to maturity investment were purchased during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, $14.3 million and $29.3 million, respectively, of available for sale investment securities were purchased. During the nine months ended September 30, 2020, $15.2 million of held to maturity investment securities were purchased. No held to maturity investment securities were purchased during the three months ended September 30, 2020. No investment securities were sold during the three and nine months ended September 30, 2021 and 2020.

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

We recognized no credit impairment charges related to credit losses during the three and nine months ended September 30, 2021 and 2020, respectively.

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

During the nine months ended September 30, 2021, we funded our financial obligations with deposits and borrowings from the FHLB of Atlanta. At September 30, 2021, we had $420.6 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in less than one year was $272.1 million as of September 30, 2021. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030 (the “SNBV Subordinated Notes”). The SNBV Subordinated Notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month Term SOFR plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, September 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero.

While the Company believes that wholesale funding markets have remained open to us in the economic environment caused by COVID-19, the rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an uneven economic recovery causes a large number of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding. As of September 30, 2021, Primis was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2021, Primis has no material commitments or long-term debt for capital expenditures.

Capital Resources

Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At September 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of September 30, 2021, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	September 30,	December 31,
	Purposes	Well Capitalized (1)	2021	2020
Primis Financial Corp.
Leverage ratio	4.00%	n/a	9.15%	9.69%
Common equity tier 1 capital ratio	4.50%	n/a	13.85%	13.05%
Tier 1 risk-based capital ratio	6.00%	n/a	14.31%	13.52%
Total risk-based capital ratio	8.00%	n/a	19.60%	19.58%
Primis Bank
Leverage ratio	4.00%	5.00%	11.03%	11.25%
Common equity tier 1 capital ratio	7.00%	6.50%	17.13%	15.83%
Tier 1 risk-based capital ratio	8.50%	8.00%	17.13%	15.83%
Total risk-based capital ratio	10.50%	10.00%	18.39%	17.09%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had capital conservation buffer of 9.75% at September 30, 2021, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of September 30, 2021 and December 31, 2020. All changes are within our Asset/Liability Risk Management Policy guidelines except for the change resulting from the 100 basis point decrease in interest rates at September 30, 2021 and December 31, 2020.

	Sensitivity of Economic Value of Equity
	As of September 30, 2021
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$411,119	$25,356	6.57%	11.91%	100.61%
Up 300	407,409	21,646	5.61%	11.80%	99.70%
Up 200	401,930	16,167	4.19%	11.64%	98.36%
Up 100	399,733	13,970	3.62%	11.58%	97.82%
Base	385,763	—	—%	11.17%	94.40%
Down 100	317,051	(68,712)	(17.81)%	9.18%	77.59%

	Sensitivity of Economic Value of Equity
	As of December 31, 2020
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$339,057	$5,568	1.67%	10.98%	86.81%
Up 300	341,652	8,163	2.45%	11.06%	87.48%
Up 200	342,561	9,072	2.72%	11.09%	87.71%
Up 100	343,842	10,353	3.10%	11.13%	88.04%
Base	333,489	—	—%	10.80%	85.39%
Down 100	282,586	(50,903)	(15.26)%	9.15%	72.36%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2021 and December 31, 2020 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines at September 30, 2021 and December 31, 2020.

	Sensitivity of Net Interest Income
	As of September 30, 2021
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base

	(dollar amounts in thousands)
Up 400	$86,704	$4,264	2.85%	0.14%
Up 300	85,703	3,263	2.82%	0.11%
Up 200	84,646	2,206	2.79%	0.07%
Up 100	83,828	1,388	2.76%	0.05%
Base	82,440	—	2.71%	—%
Down 100	79,825	(2,615)	2.63%	(0.09)%

	Sensitivity of Net Interest Income
	As of December 31, 2020
	Adjusted Net Interest Income		Net Interest Margin
Change in Interest Rates		$ Change		% Change
in Basis Points (Rate Shock)	Amount	From Base	Percent	From Base

	(dollar amounts in thousands)
Up 400	$78,988	$(4,760)	2.89%	(0.17)%
Up 300	80,341	(3,407)	2.94%	(0.12)%
Up 200	81,604	(2,144)	2.99%	(0.07)%
Up 100	83,039	(709)	3.04%	(0.02)%
Base	83,748	—	3.06%	—%
Down 100	82,667	(1,081)	3.02%	(0.04)%

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of September 30, 2021.

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Primis Financial Corp.
(Registrant)

November 9, 2021	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

November 9, 2021	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer