Form 10-K
period 2021-12-31
Primis Financial Corp.
filed 2022-03-14
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(703) 893-7400

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	FRST	Nasdaq Global Market

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $333.8 million based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of March 4, 2022 was 24,575,835.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in conjunction with the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PRIMIS FINANCIAL CORP.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	the impact of COVID-19 on our business, including the impact of the actions taken by governmental authorities to contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (“CARES” Act)), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of the financial impact of COVID-19;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	failure to prevent a breach to our Internet-based system and online commerce security, including as a result of increased remote working by our employees;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;

●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder, including the impact of the adoption of the current expected credit losses (“CECL”) methodology;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

PART I

Item 1. Business

Overview

On March 31, 2021, Southern National Bancorp of Virginia, Inc. (“Southern National”) changed its name to Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) and Sonabank changed its name to Primis Bank. Primis is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of December 31, 2021, Primis had $3.40 billion in total assets, $2.34 billion in total loans,  $2.76 billion in total deposits and $411.9 million in total stockholders’ equity. At December 31, 2021, Primis Bank had forty full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Thirty-five full-service retail branches are in Virginia and five full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has administrative offices in Warrenton, Virginia and Glen Allen, Virginia. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website at www.primisbank.com as soon as reasonably practicable after we electronically file such material with the SEC. These reports are also available without charge on the SEC’s website at www.sec.gov.

Strategy

Primis is focused on building a new, innovative, and better banking experience for its consumers and small and medium-sized businesses. The bank intends to grow its business, expand its customer base and improve profitability. This is being achieved through a seven-pronged approach:

1.	Ensuring deposit and lending products are competitive, easy to understand and readily accessible;
2.	Developing business and cash management services that are robust and easy to use;
3.	Supporting lines of business that offer differentiable value to consumers and businesses;
4.	Executing intuitive, forward-thinking and pioneering electronic banking services that go beyond merely providing access to finances 24-hours a day, 7-days a week;
5.	Maintaining a relationship-oriented and needs-based approach to banking;
6.	Providing employees with resources for personal and professional development; and,
7.	Providing Primis communities and the people within them purposeful and meaningful Primis financial support and volunteerism.

Critical to executing this approach:

●	Executing a New Name and Brand: On January 28, 2021, the Board of Directors of the Company approved changing the Company’s name to Primis Financial Corp., to be effective as of March 31, 2021. On March 31, 2021, the Company’s wholly-owned banking subsidiary, Sonabank, changed its name to Primis Bank, and the Company’s ticker symbol changed from SONA to FRST. The website became www.primisbank.com. Primis is focused on delivering a better return for its shareholders and a better experience for its customers. Changing the Bank’s name and brand, and committing to an image that mirrors this attitude is critical to the Company’s long-term success. Over the last year, the Company focused on building the foundation for a Company with higher expectations for innovation and technology. Primis has a deep commitment to training harder, developing more expertise in all areas of the Bank, and building lasting customer relationships.

●	Utilizing the Primis Management Team’s Strength. The experience and market knowledge of the Bank’s management team is one of its greatest strengths and competitive advantages. Since the Company’s board of directors appointed Mr. Dennis J. Zember, Jr. as the new president and chief executive officer, effective February 19, 2020, Mr. Zember has added several members to the executive management team. These additional members all bring strong expertise and years of experience.

●	Leveraging the Existing Foundation for Additional Growth. Based on the management team’s depth of experience and certain infrastructure investments, Primis looks to take advantage of certain economies of scale typically enjoyed by larger organizations, thus expanding its operations both organically and through strategic cost-effective branch or bank acquisitions. Primis’ investments in data processing, risk management infrastructure, and the staff and branch network will support a much larger asset base. Primis is committed to controlling additional growth in a manner designed to minimize risk and to maintain strong capital ratios.

●	Continuing to Pursue Selective Acquisition Opportunities. Primis has the skillsets and experience necessary to acquire and successfully integrate financial institutions, banks and branches. This, along with its strong capital position, well-positions Primis to take advantage of acquisition opportunities.

●	Focusing on the Business Owner. Primis looks to be the primary bank for small- and medium-sized businesses by offering a suite of competitive electronic banking services, robust treasury services and compre-hensive lending options. We believe that Primis’ localized decision-making capabilities, prompt credit decisions, and superior customer service supported by a highly experienced and knowledgeable management team offers Primis a distinct competitive advantage in the marketplace.

●	Focusing on Asset Quality and Underwriting. Strong asset quality is of primary importance. Therefore, despite the growth in the Bank’s loan portfolio, Primis has taken measures to ensure it maintains a strong asset quality by upholding its well-defined underwriting standards.

●	Building a Stable Core Deposit Base. Primis continues to grow a stable core deposit base of business and retail customers. Primis intends to continue its practice of developing a deposit relationship with each of its loan customers.

BANKING SERVICES

Our principal business is the acquisition of deposits from the general public through our branch offices and deposit intermediaries and the use of these deposits to fund our loan and investment security portfolios. We seek to be a full service bank that provides a wide variety of financial services to our middle market corporate clients as well as to our retail clients. We are an active commercial lender, and also invest funds in mortgage-backed securities, collateralized mortgage obligations, securities issued by agencies of the federal government and obligations of states and political subdivisions.

Lending Activities Overview

Primis offers a wide range of commercial banking services; however, we are focused on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes, including home equity lines of credit. We are a Small Business Administration (“SBA”) lender with Preferred Lending Partner (“PLP”) status that allows us to offer this program nationwide. We also invest in real estate-related securities, including collateralized mortgage obligations and agency mortgage backed securities. Our principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings.

The following is a discussion of each of the major types of lending in which we engage. For more information on our lending activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition.”

Commercial Lending

Commercial Business Lending. These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit, and unsecured loans. Commercial business loans are generally secured by business assets, equipment, accounts receivable, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at Primis Bank.

Commercial Real Estate Lending. Commercial real estate lending includes loans for permanent financing. Commercial real estate lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Owner occupied real estate is evaluated in conjunction with the operations of the business.

Construction Lending. Primis provides construction loans for commercial, multi-family, assisted living and other non-residential properties, and builder/developer lines for established companies in our market footprint. Construction loan borrowers are generally pre-qualified for the permanent loan by us or a third party.

Secured Asset Based Lending (SABL). Primis has developed a proprietary Asset Based Lending software system that allows the Bank to monitor the collateral of its commercial borrowers who have pledged their working assets (accounts receivables and other qualifying assets such as inventory) as collateral. SABL has the ability to track other offsets (liabilities, e.g. other loans the customer has with the Bank) to the line of credit. SABL serves to provide more stringent controls and supervision that this type of lending requires.

SBA Lending. Primis has developed expertise in the federally guaranteed SBA programs. The SBA programs provide economic development programs which finance start-up and expansion of small businesses. We are a nationwide Preferred Lender. As an SBA Preferred Lender, our pre-approved status allows us to quickly respond to customers’ needs. Under the SBA program, we generally originate and fund SBA 7(a) and 504 loans. Benefits to Primis are low LTV commercial loans and government guarantees up to 80%.

Panacea Practice Solutions. Primis, through its Panacea division, provides financing for medical, dental and veterinary businesses. Financing purposes cover a range of needs in this sector to include acquisition, start-up, expansion, real estate purchase and refinance, leasehold, equipment financing, as well as practice buy-ins.

Mortgage Warehouse Lending. Primis provides warehouse lending lines of credit to residential mortgage originators. Program parameters and underwriting guidelines are processed and monitored through our Warehouse Loan System (WLS) to ensure program compliance.

Consumer Lending

Primis offers various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes.

Residential Mortgage. Primis does not currently originate permanent residential mortgage loans. Primis will purchase originated residential mortgages from our Warehouse Line clients, as well as other loan pools. We have no sub-prime loans.

Southern Trust Mortgage. Primis Bank previously had an interest in one mortgage company, Southern Trust Mortgage, LLC (“STM”). Prior to December 31, 2021, Primis Bank owned 43.28% and 100% of STM’s common and preferred stock, respectively. On September 23, 2021, Primis Bank announced that it entered into an agreement with STM, whereby STM agreed to purchase all of the Bank's common membership interests and a portion of the Bank's preferred interests in STM for a combination of $1.6 million in cash and a promissory note for $8.5 million. The transaction closed on December 31, 2021. Upon closing, STM continues to be a borrower of the Bank, but the Bank is no longer a minority owner of STM and STM is no longer considered an affiliate of the Company. STM has mortgage banking originators in Delaware, Virginia, Maryland, North Carolina and South Carolina and only originated retail mortgages.

Home Equity Lines of Credit. Primis offers credit lines secured by primary residential properties with maximum loan-to-values of 80%. The product provides for a 10 year draw period followed by a 20 year repayment period.

Secured Personal Loans. Primis offers secured personal loans for a variety of purposes including auto, motorcycle, boats, and recreational vehicles. Pledged collateral could also include marketable securities and certificates of deposits.

Premium Life Finance. Primis offers life insurance premium financing. The loan is utilized to pay the annual premiums due on the whole or universal life policy. The loan is fully secured by the cash value of the policy and personal liquid assets of the borrower or guarantor.

Unsecured Personal Loans. Primis offers unsecured personal loans up to $50,000 and overdraft protection loans up to $10,000, based on specified underwriting criteria.

Panacea Consumer Loans. Panacea offers several unsecured consumer loan products to include student loan refinancing and PRN loans. PRN loans may be utilized by graduating doctors to fund costs as they move into their chosen professions. Strict criteria has been established around these products.

Because future loan losses are so closely intertwined with our underwriting policy, we have instituted what management believes is a stringent loan underwriting policy. Our underwriting guidelines are tailored for particular credit types, including lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, real estate loans, SBA loans, stand-by letters of credit and unsecured loans. We have instituted a no exceptions policy for our consumer credit programs.

Deposit Activities Overview

We offer a broad range of deposit products, including checking, NOW, savings, and money market accounts and certificates of deposit, supporting the needs of businesses and individuals. We actively pursue business relationships by utilizing the business contacts of our senior management, other bank officers and our directors, thereby capitalizing on our knowledge of our local market areas.

Commercial deposit products are enhanced by a robust suite of treasury and cash management services, including:

●	Investment/sweep accounts
●	Wire transfer services
●	Employer services/payroll processing services
●	Zero balance accounts
●	Night depository services
●	Depository transfers
●	Merchant services (third party)
●	ACH originations
●	Business debit cards
●	Controlled disbursement accounts
●	Remote deposit capture
●	Mobile and online banking

Other products and services offered by the Bank include: Debit cards, ATM services, notary services, and wire transfer.

Lines of Businesses

Panacea Financial. In November 2020, the Company launched the Panacea Financial division, which focuses on providing unique financial products and services for the medical community. Panacea offers personal, student debt refinance, commercial real estate and practice loans as well as deposit products nationally. In 2021, Panacea announced partnerships with three national and state medical associations. Additionally, Panacea launched its In-Training Medical/Dental School Loan Refinance product which allows physicians and dentists that are in training the opportunity to refinance their student debt at a lower interest rate, while benefiting from affordable monthly payments during training. As of December 31, 2021, Panacea had approximately $50.2 million in outstanding loans, the majority of which were originated in the second half of 2021. The division has successfully built a nationally-recognized brand and finished 2021 with a growing team of industry-leading commercial bankers experienced in providing financial services to the medical community across the United States.

Life Premium Financing. The Company launched a division in the fourth quarter of 2021 focussed on financing life insurance premiums for high net worth individuals across the United States. Within the first 45 days of operation and as of December 31, 2021, the Life Premium Finance Division originated and closed five loans with committed balances totaling $69.4 million and outstanding balances, net of deferred fees, of $12.9 million. Outstanding balances on these loans grow over three to five years so the Company is expecting a sustainable growth rate in the division with each new loan originated.

Digital Banking

In the fourth quarter of 2021, Primis successfully launched its new digital bank platform to friends and family of the Bank. The platform includes an all-new mobile banking application that provides a quick and seamless account opening process all from within the app. Additional build-out of the digital banking application is in testing and the Bank anticipates a full launch to the public in near future.

Also in the fourth quarter of 2021, Primis launched its new V1BE service, the first bank delivery app for on-demand ordering of branch services. V1BE brings in-branch banking services right to the customer’s doorstep, including cash delivery/withdrawals, cash pick-up/deposits, check deposits, change orders, cashier checks, and the instant issue of replacement debit cards. In August 2021, V1BE was piloted in the Richmond market, and as of December 2021, the service expanded into Northern Virginia. With V1BE, Primis is able to support any market and grow customer relationships without the need for a large branch presence.

Funding and Revenue Sources

The principal sources of funds for our lending and investment activities are deposits, repayment of loans, prepayments from mortgage-backed securities, repayments of maturing investment securities, Federal Home Loan Bank (“FHLB”) advances and other borrowed money.

Principal sources of revenue are interest and fees on loans and investment securities as well as fee income derived from the maintenance of deposit accounts and income from bank-owned life insurance policies. Our principal expenses include interest paid on deposits, advances from the FHLB of Atlanta, junior subordinated debt, senior subordinated notes and other borrowings, and operating expenses.

CREDIT ADMINISTRATION

Because future loan losses are so closely intertwined with our underwriting policy, we have instituted what management believes are well-defined loan underwriting criteria and portfolio management practices. Our underwriting guidelines are tailored for particular credit types, including lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, real estate loans, SBA loans, stand-by letters of credit and unsecured loans. We will make extensions of credit based, among other factors, on the potential borrower’s creditworthiness and likelihood of repayment.

For loans less than $2.5 million, we have named Credit Officers, each of whom has a defined lending authority. These individual lending authorities are determined by our Chief Executive Officer and Chief Credit Officer and are based on the individual’s technical ability and experience. Primis also has three Specialty Executive Credit Officers, each with extensive industry specific experience. Designated lending authorities are approved by our board of directors. All credit extensions in excess of 60% of the Bank’s legal lending limit are also reviewed and approved by the Board of Directors. As of December 31, 2021, our legal lending limit was approximately $60.1 million.

Portfolio management is an integral part of sound credit practices. The responsible relationship manager in conjunction with credit administration will service loan credits through their life cycle. Primis has a dedicated Special Assets team that provides oversight on credit collection activities, to include legal negotiations, forbearance agreements, collateral sale, foreclosures and management of other real estate owned (“OREO”). This coordinated approach to credit provides a high quality portfolio. Credit Administration is responsible for monthly reporting to the Board of Directors on asset quality and performance.

COMPETITION

The banking business is highly competitive, and our profitability depends principally on our ability to compete in the market areas in which our banking operations are located. We experience substantial competition in attracting and retaining deposits and in lending funds. The primary factors we encounter in competing for deposits are convenient office locations and rates offered. Direct competition for deposits comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. The primary factors we encounter in competing for loans include, among others, interest rate and loan origination fees and the range of services offered. Competition for origination of loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers, insurance companies and fintech or digital lending companies. We have been able to compete effectively with other financial institutions by:

●	emphasizing customer service and technology;
●	establishing long-term customer relationships and building customer loyalty; and
●	providing products and services designed to address the specific needs of our customers.

HUMAN CAPITAL

At Primis, we are committed to ensuing that our employees reach their personal, professional and financial peaks. We are attracting, developing, retaining and planning for the succession of key talent and executives to achieve our strategic objectives. Primis is continually investing in our workforce to further emphasize diversity and inclusion and to foster our employees' growth and career development. At December 31, 2021, we had 418 employees, nearly all of whom are full-time and of which approximately 75% were female and 25% were minorities.

Employee Feedback. Fostering an inclusive environment requires that all employees are heard. Our Intranet houses the “Employee Voice” which is a vehicle for employees to make suggestions, asks questions or voice an opinion regarding the Company’s practices.

Recruitment. While the majority of our employees reside in Virginia, our recruitment efforts are both local and nationwide. We utilize a wide range of recruitment vehicles ranging from college recruitment sites such as “Handshake” to posting on popular job boards and conducting nationwide profile searches to find qualified candidates. Primis realizes that great people know other great people so we also offer a referral bonus to our employees.

Benefits. Primis offers a comprehensive and competitive benefits package to meet a variety of individual needs. We offer four different medical plans, two of which allow for the employee to make contributions and receive an employer match on a Health Savings Account. In addition to dental insurance, supplemental insurance and a 401k, Primis offers employer paid short-term and long-term disability and life insurance. Our employees also enjoy a cash incentive for participating in our Wellness Program.

Development. All new employees benefit from training to learn how to utilize key Company systems. New employees are also required to complete multiple learning modules that cover important compliance and regulatory requirements in the banking industry. Continuing education and advance training is offered to employees throughout their tenure at Primis. We encourage all employees to obtain job related training by covering the cost of the classes and/or learning materials and tests.

Volunteerism. Primis is committed to the communities we serve and to supporting our employees in their volunteerism. Beginning in 2021, each employee receives eight paid hours to volunteer in their community or charity of choice each year. We maintain a commitment to the prosperity of each community the Company serves, donating to community, civic and philanthropic organizations in 2021. In addition to providing financial products built for the needs of our customers, the Company uses associate volunteerism and corporate philanthropy to build strong community partnerships.

COVID-19. New challenges were presented to the workplace as a result of COVID-19 in 2021. Primis responded with personal protection equipment and guidance on how to mitigate the threat of COVID. Our branches were equipped with plexi-glass barriers and all employees were provided with masks and gloves. The COVID Guide with corresponding Incident Report Form was implemented in 2020.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under federal and state law. This discussion is a summary and is qualified in its entirety by reference to the particular statutory and regulatory provisions described below, and is not intended to be an exhaustive description of the statutes or regulations applicable to Primis or the Bank. The business of Primis and the Bank is subject to extensive regulation and supervision under federal and state law, including oversight by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Virginia Bureau of Financial Institutions (“VBFI”), a regulatory division of the Virginia State Corporation Commission.

Changes in laws and regulations may alter the structure, regulation and competitive relationships of financial institutions. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to us or the Bank. It cannot be predicted whether and in what form new laws and regulations, or interpretations thereof, may be adopted or the extent to which the business of Primis and the Bank may be affected thereby, but they may have a material adverse effect on our business, operations, and earnings.

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

Supervision, regulation, and examination of Primis, the Bank, and our respective subsidiaries by the appropriate regulatory agencies, as described herein, are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (“DIF”) of The Federal Deposit Insurance Corporation (“FDIC”) and the U.S. banking and financial system, rather than holders of our capital stock.

Bank Holding Company Regulation

Primis is subject to extensive supervision and regulation by the Federal Reserve System pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). We are required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request.  Ongoing supervision is provided through regular examinations by the Federal Reserve and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. In addition to regulation by the Federal Reserve as a bank holding company, Primis is subject to supervision and regulation by the VBFI under the banking and general business corporation laws of the Commonwealth of Virginia.

Activity Limitations.  Primis is registered with the Federal Reserve as a bank holding company. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks as to be a proper incident thereto. Bank holding companies are prohibited from acquiring or obtaining control of more than five percent (5%) of the outstanding voting interests of any company that engages in activities other than those activities permissible for bank holding companies. Examples of activities that the Federal Reserve has determined to be permissible are making, acquiring, brokering, or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance and other insurance products in certain locations; and performing certain insurance underwriting activities. The Bank Holding Company Act does not place geographic limits on permissible non-banking activities of bank holding companies. Even with respect to permissible activities, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when the Federal Reserve has reasonable cause to believe that continuation of such activity or control of such subsidiary would pose a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

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

Change in Control.  Federal law restricts the amount of voting stock of a bank holding company or a bank that a person (including an entity) may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to and obtain approval from the Federal Reserve before acquiring control of any bank holding company, such as Primis. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

Virginia Law.  Certain state corporation laws may have an anti-takeover affect. Virginia law restricts transactions between a Virginia corporation and its affiliates and potential acquirers. The following discussion summarizes the two Virginia statutes that may discourage an attempt to acquire control of Primis.

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

These provisions were designed to deter certain takeovers of Virginia corporations. In addition, the statute provides that, by affirmative vote of a majority of the voting shares other than shares owned by any 10% shareholder, a corporation can adopt an amendment to its articles of incorporation or bylaws providing that the Affiliated Transactions provisions shall not apply to the corporation. Primis “opted out” of the Affiliated Transactions provisions when it incorporated.

Virginia law also provides that shares acquired in a transaction that would cause the acquiring person’s voting strength to meet or exceed any of the three thresholds (20%, 33.33% or 50%) have no voting rights for those shares exceeding that threshold, unless granted by a majority vote of shares not owned by the acquiring person. This provision empowers an acquiring person to require the Virginia Corporation to hold a special meeting of shareholders to consider the matter within 50 days of the request. Primis also “opted out” of this provision at the time of its incorporation.

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

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1.0 billion in assets, such as Primis and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2021, these rules have not been implemented. We and Primis Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Capital Requirements

Primis and the Bank are each required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

Primis and the Bank are each subject to the following risk-based capital ratios: a common equity Tier 1 ("CET1") risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital.  CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, plus retained earnings and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as Primis, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to the Bank, Primis’ capital ratios as of December 31, 2021 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including Primis, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to meet minimum capital requirements could also result in restrictions on Primis’ or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.

Both Primis and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer as of December 31, 2021. Based on current estimates, we believe that Primis and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2022.

On October 29, 2019, the federal banking agencies jointly issued a final rule to simplify the regulatory capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”) framework. A qualifying community banking organization with total consolidated assets of less than $10 billion that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer described above, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. Under the final rule, if a qualifying community banking organization elects to use the CBLR framework, it will be considered “well-capitalized” so long as its CBLR is greater than 9%. Primis does not use the CBLR framework.

Payment of Dividends

Primis is a legal entity separate and distinct from the Bank and other subsidiaries.  Its primary source of cash, other than securities offerings, is dividends from the Bank. Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC.  The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that the bank cease and desist from that practice. The Federal Reserve has formal and informal policies which provide that insured banks should generally pay dividends only out of current operating earnings.

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

Consumer Protection. The Dodd-Frank Act established the CFPB, an independent regulatory authority housed within the Federal Reserve having centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.  The CFPB has rule writing, examination, and enforcement authority with regard to the Bank’s (and Primis’) compliance with a wide array of consumer financial protection laws, including the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others. The CFPB has broad authority to enforce a prohibition on unfair, deceptive, or abusive acts and practices. Authority to supervise and examine Primis and the Bank for compliance with federal consumer laws remains largely with the Federal Reserve. However, the CFPB may participate in examinations on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

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

Anti-Money Laundering.  A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Primis Bank has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by law.

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

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in subsequent years.

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

Community Reinvestment Act.  The Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. On September 21, 2020, the Federal Reserve issued an advanced notice of proposed rulemaking that would modernize and substantially revise the regulations implementing the CRA. The Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

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

Transactions with affiliates. There are various restrictions that limit the ability of the Bank to finance, pay dividends or otherwise supply funds to Primis or other affiliates. In addition, banks are subject to certain restrictions under Section 23A and B of the Federal Reserve Act on certain transactions, including any extension of credit to its bank holding company or any of its other affiliates, on investments in the securities thereof, and on the taking of such securities as collateral for loans to any borrower.

Privacy and Cybersecurity.  The Bank is subject to federal and state banking regulations that limit its ability to disclose non-public information about consumers to non-affiliated third parties. These limitations require us to periodically disclose our privacy policies to consumers and allow consumers to prevent disclosure of certain personal information to a non-affiliated third party under certain circumstances. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. Banking institutions are required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of confidential and personal information are in effect across our lines of business. Furthermore, the federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks and ensure that their risk management procedures address the risk posed by potential cyber threats. A financial institution is further expected to maintain procedures to effectively respond to a cyber-attack and resume operations following any such attack. Primis has adopted and implemented policies and procedures to comply with these privacy, information security, and cybersecurity requirements. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

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

The foregoing is only a brief summary of certain statutes, rules, and regulations that may affect Primis and the Bank. Numerous other statutes and regulations also will have an impact on the operations of Primis and the Bank. Supervision, regulation and examination of banks by the regulatory agencies are intended primarily for the protection of depositors, not shareholders.

Item 1A. Risk Factors

An investment in our common stock involves risks. The following is a description of the material risks and uncertainties that Primis Financial Corp. believes affect its business and should be considered before making an investment in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of the risks described in this Annual Report on Form 10-K were to actually occur, our financial condition, results of operations and cash flows could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly and you could lose part or all of your investment. This Form 10-K also contains forward-looking statements that may not be realized as a result of certain factors, including, but not limited to, the risks described herein and in our other public filings with the SEC. Please refer to the section in this Form 10-K entitled “Special Cautionary Notice Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.

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

Although there can be no assurance of success or the availability of branch or financial services acquisitions in the future, we may seek to supplement our internal growth through attractive acquisitions. We cannot predict the number, size or timing of acquisitions, or whether any such acquisition will occur at all. Our acquisition efforts have traditionally focused on targeted entities in markets in which we currently operate and markets in which we believe we can compete effectively. However, as consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase and, as the number of appropriate targets decreases, the prices for potential acquisitions could increase which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. We may compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay.

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

New lines of business, products or services and technological advancements may subject us to additional risks.

From time to time, we implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. In addition, cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, any new line of business, new product or service and/or new technology could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, new products or services and/or new technologies could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully integrate our acquisitions or to realize the anticipated benefits of them.

A successful integration of each acquired business with ours will depend substantially on our ability to successfully consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. While we have substantial experience in successfully integrating institutions we have acquired, we may encounter difficulties during integration, such as:

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

Further, we acquire businesses with the expectation that these mergers will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of these mergers is subject to a number of uncertainties, including whether we integrate these institutions in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results.

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

Our ability to mitigate the adverse consequences of occurrences is in part dependent on the quality of our information security procedures and contracts and our ability to anticipate the timing and nature of any such event that occurs. In recent years, we have incurred significant expense towards improving the reliability of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by cyber-attacks and information security breaches in the future. Methods used to attack information systems change frequently (with generally increasing sophistication), often are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world. As a result, we may be unable to address these methods in advance of attacks, including by implementing adequate preventive measures. If such an attack or breach does occur, we might not be able to fix it timely or adequately. To the extent that such an attack or breach relates to products or services provided by others, we seek to engage in due diligence and monitoring to limit the risk. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

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

As of December 31, 2021, we had $121.4 million of construction and land development loans, or 5.2% of our loan portfolio. Construction and land development loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

●	the viability of the contractor;
●	the contractor’s ability to successfully complete the project, to meet deadlines and time schedules and to stay within cost estimates, especially in the event of supply disruptions and labor shortages; and
●	concentrations of such loans with a single contractor and its affiliates.

Real estate construction and land development loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction and land development loans which provides us with an additional source of repayment. As of December 31, 2021, we did not have any nonperforming construction and land development loans and had $266 thousand of assets that have been foreclosed. If one or more of our larger borrowers were to default on their construction and land development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

As of December 31, 2021, we had $1.15 billion of commercial real estate loans outstanding, or 49.1% of our loan portfolio, including multi-family residential loans and loans secured by farmland. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service.

A significant amount of our loans are secured by real estate and any declines in real estate values in our primary markets could be detrimental to our financial condition and results of operations.

Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $1.89 billion, or approximately 80.8% of our total loan portfolio, as of December 31, 2021. Although residential and commercial real estate values are currently strong in our market area, such values may not remain elevated. If loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for credit losses and adversely affect our financial condition and results of operations.

As of December 31, 2021, $621.4 million, or approximately 26.6% of our total loans, were secured by single-family residential real estate. This includes $547.6 million in residential 1-4 family loans and $73.8 million in home equity lines of credit. If housing prices in our market areas do not remain strong or deteriorate, we may experience an increase in nonperforming loans, provision for credit losses and charge-offs.

If the value of real estate in our market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.

As of December 31, 2021, 49.1% of our loan portfolio was comprised of loans secured by commercial real estate, including multi-family residential loans and loans secured by farmland. In the majority of these loans, real estate was the primary collateral component. In some cases we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio. A weak real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses, which could adversely affect our financial condition and results of operations.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2021, our nonperforming assets (which consist of nonaccrual loans, loans past due 90 days and accruing and OREO) totaled $16.5 million, or 0.70% of total loans and OREO, which is a decrease of $1.1 million, or 6.1%, compared with non-covered nonperforming assets (which consist of non-covered nonaccrual loans, loans past due 90 days and accruing and OREO), which totaled $17.5 million, or 0.72% of total non-covered loans and OREO at December 31, 2020. At December 31, 2019, our non-covered nonperforming assets were $15.1 million, or 0.69% of total non-covered loans and OREO.

Economic and market conditions are unstable, and although our nonperforming assets as a percentage of total loans and OREO has improved, we may incur losses if there is an increase in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral, which may ultimately result in a loss. We must reserve for probable losses, which is established through a current period charge to the provision for credit losses as well as from time to time, as appropriate, a write down of the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, an increase in the level of nonperforming assets increases our regulatory risk profile. There can be no assurance that we will not experience future increases in nonperforming assets.

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

Interest rates on our outstanding financial instruments might be subject to change based on developments related to LIBOR, which could adversely affect our revenue, expense, and the value of our financial instruments.

On July 27, 2017, the FCA, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, a joint announcement by the Board of Governors of the Federal Reserve, the FDIC, and the OCC was released and included a statement that the administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publications on June 30, 2023. In the U.S., the Alternative Reference Rates Committee has proposed SOFR as the preferred alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repurchase market. At this time, various iterations of the SOFR index are being used within the market, as are other indices such as the Bloomberg Short-Term Bank Yield index and the American Financial Exchange's AMERIBOR index. It is unclear as to the degree to which the market will adopt such non-LIBOR indices or how the industry may transition various products to an accepted alternative to LIBOR.

The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

●	adversely affect the interest rates paid or received on, and the revenue and expense associated with, and the value of floating rate obligations, loans, deposits and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
●	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;

●	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language, or the absence of such language, in LIBOR-based instruments, including securities and loans;
●	result in customer uncertainty and disputes around how variable rates should be calculated in light of the foregoing, thereby damaging our reputation and resulting in a loss of customers and additional costs to us; and
●	require the transition to or development of appropriate systems and analytics to effectively transition risk management processes from LIBOR-based products to those based on an applicable alternative pricing benchmark.

The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan, and investment and trading securities portfolios, asset liability management and business are uncertain.

Market Risks

Our profitability depends significantly on local economic conditions in the areas where our operations and loans are concentrated, and our geographic concentration makes us vulnerable to local weather catastrophes, public health issues, and other external events, which could adversely affect our results of operations and financial condition.

We operate in a mixed market environment with influences from both rural and urban areas. Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington, D.C., Charlottesville, Northern Neck, Middle Peninsula, Richmond, Hampton Roads and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in these market areas. As of December 31, 2021, substantially all of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in these market areas slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability. Political conditions could also impact our earnings.

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

We maintain an investment securities portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and pooled trust preferred securities. The market value of investment securities may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investment securities and other assets for impairment indicators. We may be required to record additional impairment charges if our investment securities suffer a decline in value that is considered other-than-temporary. During the years ended December 31, 2021, 2020 and 2019, we incurred no other-than-temporary impairment charges related to credit losses or sales of securities. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

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

Inflation could negatively impact our business, our profitability and our stock price.

Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and client’s purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.

Interest rates and our financial performance are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market transactions in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, we cannot predict the potential impact of future changes in interest rates, deposit levels, and loan demand on our business and earnings. Furthermore, the actions of the U.S. government and other governments may result in currency fluctuations, exchange controls, market disruption, material decreases in the values of certain of our financial assets and other adverse effects.

The Federal Reserve reduced rates to near zero in March 2020 in response to economic disruption that occurred at the outset of the COVID-19 pandemic, which has continued into 2022. The prolonged period of low interest rates has and is expected to continue to cause downward pressure on our net interest margin, including reduced yield on our variable rate loans and on new loans, and realized yields on investments securities. Further rate changes are dependent on the Federal Reserve’s assessment of economic data as it becomes available. We expect the Federal Reserve to raise rates more than once in the next twelve months. Historically, when the Federal Reserve Board increases the Fed Funds rate, overall interest rates have also risen, which may negatively impact the U.S. economy, and could have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Further, when interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

Changes in monetary policy, including changes in interest rates, could influence (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, (iv) the fair value of our assets and liabilities, and (v) the reinvestment risk associated with changes in the duration of our mortgage-backed securities portfolio.

Liquidity Risks

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows.

Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital, possible acquisitions and other general corporate purposes. An inability to raise funds through deposits, borrowings, securities sold under agreements to repurchase, the sale of loans and other sources could have a substantial negative effect on our liquidity. We anticipate that our retail and commercial deposits will be sufficient to meet our funding needs in the foreseeable future. We may rely on deposits obtained through intermediaries, FHLB advances, and other wholesale funding sources to obtain the funds necessary to implement our growth strategy.

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

Primis Bank is required by the FRB to maintain adequate levels of capital to support our operations. In the event that our future operating results erode capital, if the Bank is required to maintain capital in excess of well-capitalized standards, or if we elect to expand through loan growth or acquisitions, we may be required to raise additional capital. Our ability to raise capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital on favorable terms when needed, or at all. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These outcomes could negatively impact our ability to operate or further expand our operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations. In addition, in order to raise additional capital, we may need to issue shares of our common stock that would dilute the book value of our common stock and reduce our current shareholders’ percentage ownership interest to the extent they do not participate in future offerings.

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

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2021. There are a number of restrictions on our ability to pay dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

As a regulated entity, Primis and the Bank must maintain certain required levels of regulatory capital that may limit our operations and potential growth.

As further described above under Supervision and Regulation—Capital Requirements, Primis and the Bank each are subject to various regulatory capital requirements administered by the FRB.

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

As of December 31, 2021, Primis and the Bank exceeded the amounts required to be well capitalized with respect to all four required capital ratios. As of December 31, 2021, Primis’ leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 9.41%, 13.09%, 13.52% and 18.52%, respectively. As of December 31, 2021, the Bank’s leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 11.14%, 16.18%, 16.18% and 17.43%, respectively.

Many factors affect the calculation of Primis and the Bank’s risk-based assets and its ability to maintain the level of capital required to achieve acceptable capital ratios. For example, changes in risk weightings of assets relative to capital and other factors may combine to increase the amount of risk-weighted assets in the Tier 1 risk-based capital ratio and the Total risk-based capital ratio. Any increases in its risk-weighted assets will require a corresponding increase in its capital to maintain the applicable ratios. In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments, impairment losses on investment securities and other factors will decrease the Bank’s capital, thereby reducing the level of the applicable ratios.

Primis and the Bank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FRB rules, if the Bank ceases to be a well-capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2021, we did not have any brokered certificates of deposits.

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

Risks Related to the COVID-19 Pandemic

Our business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted and many of which are outside of our control, including the scope and duration of the pandemic, the emergence of new variants, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, or inaction, by governmental authorities and other third parties in response to the pandemic. Should the pandemic continue for a more extended period or worsen, we may face additional circumstances such as significant draws on credit lines should customers seek to increase liquidity. Furthermore, should the pandemic continue, we may experience increased rates of employee illness or unavailability, and may experience challenges recruiting new employees.

Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation. We are also subject to litigation and reputational risk arising from our response to the COVID-19 pandemic. The length of the pandemic and the efficacy of the measures being put in place to address it are unknown as efforts to combat the virus have been complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. To the extent the pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this report.

Item 1B. Unresolved Staff Comments

Primis Financial Corp. does not have any unresolved staff comments from the SEC to report for the year ended December 31, 2021.

Item 2. Properties

Primis Financial Corp.’s principal office is located at 6830 Old Dominion Drive, McLean, Virginia. The Company has administrative offices in Warrenton and Glen Allen, Virginia. Including these main locations, our bank owns 32 properties and leases 20 properties, all of which are used as branch locations or for housing operational units in Maryland and Virginia. At December 31, 2021, Primis Bank had forty full-service branches in Virginia and Maryland and provides services to customers through certain online and mobile applications. Thirty-five full-service retail branches are in Virginia (Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg) and five full-service retail branches are in Maryland (Bethesda, Brandywine, Owings, Rockville, and Upper Marlboro).

Primis believes its facilities are in good operating condition, are suitable and adequate for its operational needs and are adequately insured.

Item 3. Legal Proceedings

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of December 31, 2021.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Primis’ common stock is traded on the Nasdaq Global Market under the symbol “FRST”. There were 24,575,835 shares of our common stock outstanding at the close of business on March 4, 2022, which were held by 1,238 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $14.23.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2021, Primis had outstanding stock options granted under the 2010 Stock Awards and Incentive Plan (the “2010 Plan”) and the 2017 Equity Compensation Plan (the “2017 Plan”), which were approved by its shareholders. The following table provides information as of December 31, 2021 regarding Primis’ equity compensation plans under which our equity securities are authorized for issuance:

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted average	equity compensation plans
	to be issued upon exercise	exercise price of	(excluding securities reflected
	of outstanding options	outstanding options	in column A)
Plan category	A	B	C
Equity compensation plans approved by security holders	283,800	$10.98	453,395
Equity compensation plans not approved by security holders	—	—	—
Total	283,800	$10.98	453,395

Issuer Purchases of Equity Securities

None.

Dividends

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2021. There are a number of restrictions on our ability to pay dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Primis or by Primis to shareholders. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.

Performance Graph

The following chart compares the cumulative total shareholder return on Primis common stock during the five years ended December 31, 2021, with the cumulative total return of the Russell 2000 Index and the NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on December 31, 2016 in Primis common stock, the Russell 2000 Index and the NASDAQ Bank Index. The historical stock price performance for Primis common stock shown on the graph below is not necessarily indicative of future stock performance.

Total Return Performance
Primis Financial Corp.
Russell 2000 Index
NASDAQ Bank Index
Index Value
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	2016	2017	2018	2019	2020	2021
Primis Financial Corp.	100.00	100.02	84.11	106.50	81.87	104.49
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
NASDAQ Bank Index	100.00	118.39	83.60	137.18	87.20	137.31

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7 of our Annual Report on Form 10-K generally discusses year-to-year comparisons between the years ended December 31, 2021 and 2020. Discussions of comparisons between 2020 and 2019 are not included in this Form10-K but can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form10-K for the year ended December 31, 2020.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report.

Impact of COVID-19 Pandemic

The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals have caused and continue to cause unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. As the restrictive measures eased during the latter part of 2020 and continued to ease during 2021, the U.S. economy has begun to improve, and with the availability and distribution of COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity and the U.S. economy.

While positive trends existed in 2021, we recognized that our business and consumer customers were continuing to experience varying degrees of financial distress, though to a lesser degree. Commercial activity has improved in our market area, but has not returned to the levels existing prior to the outbreak of the COVID-19 pandemic, which may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic, including the emergence and spread of variants, have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Labor shortages and supply chain interruptions continue to present obstacles to economic recovery and have contributed to inflationary conditions. These conditions have and are expected to continue to result in overall economic and financial market instability and affect businesses’ profitability and individuals’ purchasing power, all of which could also result in our customers’ inability to make scheduled loan payments. Our borrowing base includes customers in industries such as hotels, restaurants, retail and commercial real estate, which have been significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the COVID-19 pandemic. We continue to monitor these customers closely.

We have taken deliberate actions to meet our goal of ensuring that we have the balance sheet strength to serve our clients and communities, including by seeking to increase our liquidity and manage our assets and liabilities in order to maintain a strong capital position; however, future economic conditions are subject to significant uncertainty. Uncertainties associated with the COVID-19 pandemic include the duration of the COVID-19 outbreak and any related variants, the effectiveness and acceptance of COVID-19 vaccines, the impact to our customers, employees and vendors and the impact to the economy as a whole. COVID-19 had a significant adverse impact on our business, financial position and operating results and while uncertainty still exists, we believe we are well-positioned to operate effectively through the present economic environment.

Our branch locations are currently open and operating during normal business hours. We continue to take additional precautions within our branch locations, including enhanced cleaning procedures, to ensure the safety of our customers and our employees.

CRITICAL ACCOUNTING POLICIES

We follow accounting and reporting policies that conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.

Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. As discussed in Note 1 - Organization and significant accounting policies, our policies related to allowances for credit losses changed on January 1, 2020 in connection with the adoption of a new accounting standard update as codified in Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) Financial Instruments - Credit Losses. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected.

In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of other expenses.

The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion as well as Note 1 – Organization and significant accounting policies and Note 3 - Loans in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report for further details of the risk factors considered by management in estimating the necessary level of the allowance for credit losses.

OVERVIEW

On March 31, 2021, Southern National Bancorp of Virginia, Inc. (“Southern National”) changed its name to Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) and Sonabank changed its name to Primis Bank. Primis is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium sized businesses.

At December 31, 2021, Primis Bank had forty full-service branches in Virginia and Maryland and provides services to customers through certain online and mobile applications. Thirty-five full-service retail branches are in Virginia (Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Clifton Forge, Colonial Heights, Courtland, Fairfax, Front Royal, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, New Market, Newport News, Quinton, Reston, Richmond, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg) and five full-service retail branches are in Maryland (Bethesda,

Brandywine, Owings, Rockville, and Upper Marlboro). The Company has administrative offices in Warrenton and Glen Allen, Virginia.

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

FINANCIAL HIGHLIGHTS

●	Net income for the year ended December 31, 2021 totaled $31.2 million, or $1.28 per basic and $1.27 per diluted share, compared to $23.3 million, or $0.96 per basic and diluted share for the year ended December 31, 2020.
●	Total assets as of December 31, 2021 were $3.40 billion, an increase of 10.2% compared to December 31, 2020.
●	Total loans, excluding Paycheck Protection Program (PPP) balances as of December 31, 2021, were $2.26 billion, an increase of $137.2 million, or 6.2%, from December 31, 2020.
●	Total deposits were $2.76 billion at December 31, 2021, an increase of 13.6% compared to December 31, 2020.
●	Non-time deposits increased to $2.40 billion at December 31, 2021, an increase of $460.0 million over the past year.
●	Non-interest bearing demand deposits increased to $530.3 million or 19.2% of total deposits while time deposits decreased to 13.0% of total deposits at December 31, 2021.
●	Cost of deposits declined to 0.48% for the year ended December 31, 2021 compared to 0.92% for the year ended December 31, 2020.
●	Return on average assets from continuing operations totaled 0.93% for the year ended December 31, 2021, compared to 0.78% for the year ended December 31, 2020.
●	Recovery of credit losses were $5.8 million for the year ended December 31, 2021 compared to provision for credit losses of $19.5 million for the year ended December 31, 2020.
●	Allowance for credit losses to total loans (excluding PPP balances) were 1.29% at December 31, 2021 compared to 1.71% at December 31, 2020.
●	Book value per share of $16.76 at December 31, 2021, representing an increase of $0.73 from December 31, 2020 after $0.40 in dividends paid over the last twelve months.

RESULTS OF OPERATIONS

Net Income

Net income from continuing operations for the year ended December 31, 2021 was $31.0 million, or $1.27 basic and $1.26 diluted earnings per share, compared to $14.9 million, or $0.61 basic and diluted earnings per share, for the year ended December 31, 2020. The 108.4% increase in the net income during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by recoveries for credit losses in 2021 compared to provision for credit losses in 2020 as loans on deferral and the economic impact of COVID-19 declined dramatically in 2021. The increase in net income was offset by a decrease in recoveries related to acquired charged-off loans and investment securities in the current year.

Net income from discontinued operation for the year ended December 31, 2021 was $0.23 million, or $0.01 basic and diluted earnings per share, compared to net income from discontinued operation of $8.4 million, or $0.35 basic and diluted earnings per share, for the year ended December 31, 2020. The decline in net income from discontinued operation is primarily driven by the pre-tax charge of approximately $2.9 million related to the closing of the STM transaction in 2021, as discussed in Note 1 - Organization and significant accounting policies.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $94.2 million for the year ended December 31, 2021, compared to $91.6 million for the year ended December 31, 2020. Primis’ net interest margin for the year ended December 31, 2021 was 3.01%, compared to 3.35% for the year ended December 31, 2020. Net interest margin was impacted heavily by the origination of PPP loans. Net PPP fee income recognized was $11.7 million for the year ended December 31, 2021 versus $6.2 million for the year ended December 31, 2020. Net interest margin excluding the effects of PPP loans was 2.79% for the year ended December 31, 2021, comparted to 3.33% for the year ended December 31, 2020. Net interest margin, excluding the effects of PPP loans, continues to be negatively impacted by high cash balances at the Bank. Total income on interest-earning assets was $113.2 million and $117.8 million for the years ended December 31, 2021 and 2020, respectively. The yield on average interest-earning assets was 3.62% and 4.31% for the years ended December 31, 2021 and 2020, respectively. The decrease was primarily driven by market conditions. The cost of average interest-bearing deposits decreased 53 basis points to 0.60% for the year ended December 31, 2021, compared to 1.13% cost on average interest-bearing deposits for the year ended December 31, 2020. Interest and fees on loans totaled $107.0 million and $111.6 million for the years ended December 31, 2021 and 2020, respectively. The accretion of the discount on loans acquired in the acquisitions contributed $2.0 million to net interest income during the year ended December 31, 2021, compared to $4.3 million during the year ended December 31, 2020. The decrease in accretion was due to slowdown in the volume of acquired loan prepayments and payoffs. Average loans during the year ended December 31, 2021 were $2.34 billion compared to $2.40 billion during the year ended December 31, 2020.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Year Ended
	December 31, 2021			December 31, 2020			December 31, 2019
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,342,802	$107,021	4.57%	$2,400,896	$111,647	4.65%	$2,159,681	$112,181	5.19%
Investment securities	224,505	4,440	1.98%	217,932	4,730	2.17%	241,800	6,224	2.57%
Other earning assets	560,994	1,782	0.32%	114,275	1,402	1.23%	66,582	2,119	3.18%
Total earning assets	3,128,301	113,243	3.62%	2,733,103	117,779	4.31%	2,468,063	120,524	4.88%
Allowance for credit losses	(33,088)			(20,638)			(11,852)
Investments in mortgage company - held for sale	11,974			12,168			4,281
Total non-earning assets	261,791			261,505			259,983
Total assets	$3,368,978			$2,986,138			$2,720,475

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$860,482	$4,010	0.47%	$481,470	$3,505	0.73%	$360,254	$2,989	0.83%
Money market accounts	726,059	4,246	0.58%	508,260	4,188	0.82%	439,097	7,745	1.76%
Savings accounts	208,202	618	0.30%	167,567	490	0.29%	145,855	461	0.32%
Time deposits	405,670	4,238	1.04%	645,123	12,149	1.88%	868,420	19,407	2.23%
Total interest-bearing deposits	2,200,413	13,112	0.60%	1,802,420	20,332	1.13%	1,813,626	30,602	1.69%
Borrowings	218,955	5,928	2.71%	358,087	5,807	1.62%	188,647	6,322	3.35%
Total interest-bearing liabilities	2,419,368	19,040	0.79%	2,160,507	26,139	1.21%	2,002,273	36,924	1.84%
Noninterest-bearing liabilities:
Demand deposits	522,683			416,249			332,924
Other liabilities	22,358			24,693			22,115
Total liabilities	2,964,409			2,601,449			2,357,312
Stockholders' equity	404,569			384,689			363,163
Total liabilities and stockholders' equity	$3,368,978			$2,986,138			$2,720,475
Net interest income		$94,203			$91,640			$83,600
Interest rate spread			2.97%			3.10%			3.04%
Net interest margin			3.01%			3.35%			3.39%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended			Year Ended
	December 31, 2021 vs. 2020			December 31, 2020 vs. 2019
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change

	(in thousands)
Interest-earning assets:
Loans, net of deferred fees	$(2,725)	$(1,901)	$(4,626)	$(6,602)	$6,068	$(534)
Investment securities	105	(395)	(290)	(468)	(1,026)	(1,494)
Other earning assets	471	(91)	380	(4,950)	4,233	(717)

Total interest-earning assets	(2,149)	(2,387)	(4,536)	(12,020)	9,275	(2,745)

Interest-bearing liabilities:
NOW and other demand accounts	943	(438)	505	808	(293)	515
Money market accounts	152	(94)	58	1,493	(5,049)	(3,556)
Savings accounts	111	17	128	62	(33)	29
Time deposits	(3,591)	(4,320)	(7,911)	(4,515)	(2,743)	(7,258)
Total interest-bearing deposits	(2,385)	(4,835)	(7,220)	(2,152)	(8,118)	(10,270)
Borrowings	(193)	314	121	(1,217)	702	(515)
Total interest-bearing liabilities	(2,578)	(4,521)	(7,099)	(3,369)	(7,416)	(10,785)

Change in net interest income	$429	$2,134	$2,563	$(8,651)	$16,691	$8,040

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

In 2020, the Company elected to defer the adoption of ASC Topic 326, Financial Instruments-Credit Losses, under the CARES Act. At December 31, 2020, ASC Topic 326 became effective for the Company and the Company recorded a gross cumulative effect adjustment of $8.3 million as of January 1, 2020. Prior periods, including December 31, 2019 and interim periods ending September 30, 2020 and prior, were not restated to reflect the adoption of ASC Topic 326. The recovery for credit losses for the year ended December 31, 2021 was $5.8 million, primarily as a result of an improving economic outlook. The provision for credit losses for the year ended December 31, 2020 was $19.5 million and the provision for loan losses for the year ended December 31, 2019 was $0.35 million. We had charge-offs totaling $2.5 million during 2021, $2.3 million during 2020 and $3.3 million during 2019. There were recoveries totaling $1.1 million during 2021, $0.69 million during 2020 and $0.91 million during 2019.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following tables present the major categories of noninterest income for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended
	December 31,
(dollars in thousands)	2021	2020	Change
Account maintenance and deposit service fees	$7,309	$6,520	$789
Income from bank-owned life insurance	1,687	1,559	128
Gain on debt extinguishment	573	—	573
Loss on sales of investment securities	—	(620)	620
Recoveries related to acquired charged-off loans and investment securities	836	6,500	(5,664)
Other	730	703	27
Total noninterest income	$11,135	$14,662	$(3,527)

Noninterest income decreased 24.1% to $11.1 million for the year ended December 31, 2021, compared to $14.7 million for the year ended December 31, 2020. Noninterest income no longer includes equity in earnings (loss) related to Southern Trust Mortgage which is now included in discontinued operation. The decrease in noninterest income was driven by a $5.7 million decrease in recoveries related to acquired charged-off loans and investment securities, primarily attributable to a recovery related to a previously charged-off acquired loan of approximately $2.0 million during 2020. This decrease was partially offset by a $0.79 million increase in account maintenance and deposit service fees primarily in account service charges and non-sufficient funds fee, $0.62 million loss on sales of investments securities in the prior year and $0.57 million gain on debt extinguishment in 2021.

Noninterest Expense

The following tables present the major categories of noninterest expense for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended
	December 31,
(dollars in thousands)	2021	2020	Change
Salaries and benefits	$36,741	$36,675	$66
Occupancy expenses	5,956	6,142	(186)
Furniture and equipment expenses	3,622	2,725	897
Amortization of core deposit intangible	1,364	1,364	—
Virginia franchise tax expense	2,899	2,457	442
Data processing expense	3,850	3,178	672
Telephone and communication expense	1,790	1,497	293
Net (gain) loss on other real estate owned	87	960	(873)
Professional fees	5,467	4,726	741
Other operating expenses	9,624	8,016	1,608
Total noninterest expenses	$71,400	$67,740	$3,660

Noninterest expenses were $71.4 million during the year ended December 31, 2021, compared to $67.7 million during the year ended December 31, 2020. The 5.4% increase in noninterest expenses was primarily due to an increase in other operating expenses in 2021. Other operating expenses increased in 2021 compared to 2020, largely driven by a $0.24 million increase in the reserve for unfunded commitments and a $0.49 million increase in marketing and advertising expenses related to general promotional activities as well as marketing related to the new V1BE service. Occupancy and furniture and equipment expenses increased $0.71 million during the year ended December 31, 2021 compared to year ended December 31, 2020. Professional fees increased $0.74 million in 2021 compared to 2020 due to increased consulting fees and legal expenses largely related to the STM transaction and from increased recruiter fees for management and Life Premium hires. The increase in noninterest expense during the year ended December 31, 2021 was also attributable to a

$0.67 million increase in data processing expense. Virginia franchise tax expense increased $0.44 million in 2021 compared to 2020.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $3.40 billion and $3.09 billion as of December 31, 2021 and 2020, respectively. Total loans decreased 4.1%, from $2.44 billion at December 31, 2020 to $2.34 billion at December 31, 2021. Excluding PPP loans, loans outstanding increased $137.2 million, or 6.5%, since December 31, 2020. Total deposits were $2.76 billion and $2.43 billion at December 31, 2021 and 2020, respectively, and total equity was $411.9 million and $390.6 million at December 31, 2021 and 2020, respectively.

Loans

Total loans were $2.34 billion and $2.44 billion at December 31, 2021 and 2020, respectively. PPP loan originations totaled $77.0 million and $319.4 million at December 31, 2021 and 2020, respectively. Excluding PPP loans, loans outstanding increased $137.2 million, or 6.5%, since December 31, 2020.

At December 31, 2021, the Company had no loans on deferral compared to $122.0 million of loans on deferral, or 5.75% of total loans excluding PPP loans, at December 31, 2020.

As of December 31, 2021 and 2020, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

The following table summarizes the composition of our loans, net of unearned income, at December 31 for the years indicated (in thousands):

	2021		2020
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$387,703	16.6%	$434,816	17.8%
Commercial real estate - non-owner occupied	588,000	25.1%	599,578	24.6%
Secured by farmland	8,612	0.4%	11,687	0.5%
Construction and land development	121,444	5.2%	103,401	4.2%
Residential 1-4 family	547,560	23.4%	557,953	22.9%
Multi- family residential	164,071	7.0%	107,130	4.4%
Home equity lines of credit	73,846	3.2%	91,748	3.8%
Total real estate loans	1,891,236	80.8%	1,906,313	78.1%

Commercial loans	301,980	12.9%	187,797	7.7%
Paycheck protection program loans	77,319	3.3%	314,982	12.9%
Consumer loans	60,996	2.6%	22,496	0.9%
Total Non-PCD loans	2,331,531	99.6%	2,431,588	99.6%
PCD loans	8,455	0.4%	8,908	0.4%
Total loans	$2,339,986	100.0%	$2,440,496	100.0%

The following table sets forth the contractual maturity ranges of our loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2021 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$38,879	$90,110	$11,568	$61,737	$98,359	$1,501	$85,549	$387,703
Commercial real estate - non-owner occupied	24,088	226,431	6,128	47,630	42,809	—	240,914	588,000
Secured by farmland	2,890	1,835	—	717	1,622	—	1,548	8,612
Construction and land development	58,671	33,904	20,908	40	4,220	704	2,997	121,444
Residential 1-4 family	19,566	48,157	5,957	24,947	52,967	81,804	314,162	547,560
Multi- family residential	17,739	58,715	16,441	7,347	19,395	—	44,434	164,071
Home equity lines of credit	9,225	3,881	16,632	—	11,022	—	33,086	73,846
Total real estate loans	171,058	463,033	77,634	142,418	230,394	84,009	722,690	1,891,236

Commercial loans	175,438	32,145	13,156	45,762	29,290	2,217	3,972	301,980
Paycheck protection program loans	13,742	63,577	—	—	—	—	—	77,319
Consumer loans	9,592	18,709	9,393	19,478	1,471	2,347	6	60,996
Total Non-PCD loans	369,830	577,464	100,183	207,658	261,155	88,573	726,668	2,331,531
PCD loans	5,895	381	—	—	1,617	414	148	8,455
Total loans	$375,725	$577,845	$100,183	$207,658	$262,772	$88,987	$726,816	$2,339,986

Asset Quality; Past Due Loans and Nonperforming Assets

Asset quality remained solid during 2021. The outbreak of COVID-19 and resulting economic instability has had and will likely continue to have an impact on our asset quality. While COVID-19 cases are no longer at their peak and vaccinations have stemmed the outbreak, the residual effect of COVID-19 and the different variants continue to cause economic instability and uncertainty in evaluating the impact on our asset quality. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections. We defer COVID-impacted loans to the end of the deferral date and track delinquency from the end of that new deferral date. During the third and fourth quarters of 2020 and 2021, the Company saw deferred loans return to traditional loan terms.

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

The following table presents a comparison of nonperforming assets as of December 31, for the years indicated (in thousands):

	December 31,	December 31,
	2021	2020
Nonaccrual loans	$15,029	$14,462
Loans past due 90 days and accruing interest	283	—
Total nonperforming loans	15,312	14,462
Other real estate owned	1,163	3,078
Total nonperforming assets	$16,475	$17,540

Troubled debt restructurings	$3,401	$987
SBA guaranteed amounts included in nonperforming loans	$1,388	$3,076

Allowance for credit losses to total loans	1.24%	1.52%
Allowance for credit losses to nonaccrual loans	193.66%	251.32%
Allowance for credit losses to nonperforming loans	190.09%	251.32%
Nonaccrual to total loans	0.64%	0.59%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.44%	0.47%

Not included in the table above are $122.0 million of loans that were subject to COVID-related deferrals at December 31, 2020.

OREO at December 31, 2021 was $1.2 million, compared to $3.1 million at December 31, 2020. The decrease was primarily driven by sale of properties and write-downs on OREO during 2021.

Nonaccrual loans were $15.0 million (excluding $1.1 million of loans fully covered by SBA guarantees) at December 31, 2021, compared to $14.5 million (excluding $3.1 million of loans fully covered by SBA guarantees) at December 31, 2020, an increase of 3.9%. The ratio of nonperforming assets (excluding the SBA guaranteed loans) to total assets was 0.44% and 0.47% at December 31, 2021 and 2020, respectively.

At December 31, 2021, our total substandard loans totaled $40.4 million. Included in the total substandard loans were SBA guarantees of $1.0 million. Special mention loans totaled $31.1 million at December 31, 2021.

As of December 31, 2021, there were ten TDR loans in the amount of $3.4 million. There have been no defaults of TDRs modified during the past twelve months.

We identify potential problem loans based on loan portfolio credit quality. We define our potential problem loans as our substandard loans less total nonperforming loans noted above. At December 31, 2021, our potential problem loans totaled $25.1 million.

Allowance for Credit Losses

We are very focused on the asset quality of our loan portfolio, both before and after a loan is made. We have established underwriting standards that we believe are effective in maintaining high credit quality in our loan portfolio. We have experienced loan officers who take personal responsibility for the loans they originate, a skilled underwriting team and highly qualified credit officers that review each loan application carefully. We have designed a credit matrix, which requires dual authority to approve any credit over $2.5 million. We have three specialty Executive Credit Officers with extensive industry experience in mortgage, medical practice and life premium credit financing with authority up to $6.0 million and joint authority with the Chief Credit Officer up to $10.0 million. All credit exposures over $10.0 million are reviewed and approved by Executive Loan Committee consisting of all named Credit Officers with concurrence from the President/Chief Executive Officer on any credit in excess of $25.0 million. Loans in excess of 60% of the Bank’s legal lending limit are approved by the full Board of Directors or two outside directors.

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

Loan Review

Our loan review program is administrated by the Chief Risk Officer who reports the results directly to the Audit Committee of the Board of Directors. In 2021, internal loan review performed loan reviews on loans and commitments totaling 28.3% of this loan portfolio outstanding as of December 31, 2020. An independent third party consultant performed loan reviews on 74.6% of this portfolio. In 2021, excluding 5 loans totaling $66.1 million reviewed by both internal and external loan review, loan reviews totaling $1.21 billion were performed representing 97.6% of the specified portfolio of loans.

Primis Bank’s 2022 Loan Review Program was approved by the Audit Committee on January 27, 2022. The Program’s goal is to have an overall review penetration rate of at least 50% of the Commercial Loan Portfolio outstanding as of December 31, 2021. The overall lower penetration rate in 2022 as compared to previous years was intended to allow for the Program to incorporate a robust risk-based approach review of the Bank’s Loan Portfolio that will include process, targeted portfolio and full-scope loan reviews. The Program’s review goal remains well within regulatory standards and industry best practices. In accordance with Credit Policy, the Bank’s Loan Review Program will utilize and incorporate both internal and 3rd party external resources in a complementary fashion to achieve the objectives of the Program.

The following table sets forth the allowance for credit losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated (in thousands):

	As of December 31,
	2021		2020
		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by
	for Credit	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans
Commercial real estate - owner occupied	$4,562	16.6%	$6,699	17.8%
Commercial real estate - non-owner occupied	9,028	25.1%	11,426	24.6%
Secured by farmland	56	0.4%	104	0.5%
Construction and land development	998	5.2%	1,815	4.2%
Residential 1-4 family	3,588	23.4%	9,579	22.9%
Multi- family residential	3,280	7.0%	1,412	4.4%
Home equity lines of credit	437	3.2%	901	3.8%
Commercial loans	4,088	12.9%	1,498	7.7%
Paycheck Protection Program loans	—	3.3%	—	12.9%
Consumer loans	787	2.6%	517	0.9%
PCD loans	2,281	0.4%	2,394	0.4%
Total	29,105	100.0%	36,345	100.0%
Allowance for acquired loans	—		—
Total allocated allowance	29,105		36,345
Unallocated allowance	—		—
Total	$29,105		$36,345

The following table presents an analysis of the allowance for credit losses for the periods indicated (in thousands):

	For the Years Ended December 31,
	2021	2020
Balance, beginning of period	$36,345	$10,261
Provision charged to operations:
Adoption of ASC 326	—	8,292
Total provisions (recovery)	(5,801)	19,450
Recoveries credited to allowance:
Commercial real estate - owner occupied	—	5
Commercial real estate - non-owner occupied	—	135
Residential 1-4 family	11	362
Home equity lines of credit	2	56
Commercial loans	1,005	94
Consumer loans	39	33
Total recoveries	1,057	685
Loans charged off:
Commercial real estate - owner occupied	176	52
Residential 1-4 family	469	308
Home equity lines of credit	—	125
Commercial loans	1,706	1,734
Consumer loans	145	124
Total loans charged-off	2,496	2,343
Net charge-offs	1,439	1,658
Balance, end of period	$29,105	$36,345

Net charge-offs to average loans, net of unearned income	0.06%	0.07%

We believe that the allowance for credit losses at December 31, 2021 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio.

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

Investment Securities

Our investment securities portfolio provides us with required liquidity and investment securities to pledge as collateral to secure public deposits, certain other deposits, advances from the FHLB of Atlanta, and repurchase agreements.

Our investment securities portfolio is managed by our Treasurer, who has significant experience in this area, with the concurrence of our Asset/Liability Committee. In addition to our Treasurer (who is the chairman of the Asset/Liability Committee) and our Controller, this committee is comprised of outside directors and other senior officers of the Bank, including but not limited to our chief executive officer and our chief financial officer. Investment management is performed in accordance with our investment policy, which is approved annually by the Board of Directors. Our investment policy authorizes us to invest in:

●	Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) residential mortgage-backed securities (“MBS”) and commercial mortgage backed securities (“CMBS”)
●	Collateralized mortgage obligations
●	U.S. Treasury securities
●	SBA guaranteed loan pools
●	Agency securities
●	Obligations of states and political subdivisions
●	Corporate debt securities, with rated securities at investment grade
●	Collateralized Loan Obligations (“CLOs”)

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

Primis’ corporate bonds consist of senior and/or subordinated notes issued by banks. Bank subordinated debt, if rated, must be of investment grade and non-rated bonds are permissible if the credit-worthiness of the issuer has been properly analyzed.

CLOs are actively managed securitization vehicles formed for the purpose of acquiring and managing a diversified portfolio of senior secured corporate bank loans, otherwise known as “broadly syndicated loans. The loan portfolio is transferred to bankruptcy-remote special-purpose vehicle, which finances the acquisition through the issuance of various classes of debt and equity securities with varying levels of senior claim on the underlying loan portfolio. CLOs must be rated AA or better at the time of purchase.

We classify our investment securities as either held-to-maturity or available-for-sale. Debt investment securities that Primis has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investment securities classified as available-for-sale are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Investment securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Investment securities totaling $22.9 million were in the held-to-maturity portfolio at December 31, 2021, compared to $40.7 million at December 31, 2020. Investment securities totaling $271.3 million were in the available-for-sale portfolio at December 31, 2021, compared to $153.2 million at December 31, 2020. During 2021 and 2020, $160.5 million and $38.9 million, respectively, of available-for-sale investment securities were purchased. No held-to-maturity investments were purchased in 2021. During 2020, $15.2 million of held-to-maturity investment securities were purchased. No investment securities were sold during 2021. During 2020, $1.9 million and $1.7 million, respectively, of available-for-sale investment securities and held-to-maturity investment securities were sold. Realized losses on sales of investment securities of $0.62 million were recorded for the year ended December 31, 2020.

Investment securities in our portfolio as of December 31, 2021 were as follows:

●	agency commercial mortgage-backed securities in the amount of $136.2 million;
●	corporate bonds in the amount of $13.7 million;
●	collateralized loan obligations of $5.0 million;
●	residential government-sponsored collateralized mortgage obligations in the amount of $20.3 million;
●	callable agency securities in the amount of $22.5 million;
●	commercial mortgage-backed securities in the amount of $52.7 million;
●	SBA loan pool securities in the amount of $8.8 million; and
●	municipal bonds in the amount of $35.0 million (fair value of $31.2 million) with a taxable equivalent yield of 2.68%

For additional information regarding investment securities refer to “Item 8. Financial Statements and Supplementary Data, Note 2-Investment Securities.”

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available-for-sale investment securities are reported at fair value, and held-to-maturity investment securities are reported at amortized cost (in thousands).

	December 31,
	2021	2020
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$122,610	$37,060
Obligations of states and political subdivisions	31,231	24,042
Corporate securities	13,685	15,079
Collateralized loan obligations	5,010	—
Residential government-sponsored collateralized mortgage obligations	19,807	29,416
Government-sponsored agency securities	17,488	6,075
Agency commercial mortgage-backed securities	52,667	30,190
SBA pool securities	8,834	11,371
Total	$271,332	$153,233

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$13,616	$25,037
Obligations of states and political subdivisions	3,805	9,594
Trust preferred securities	—	—
Residential government-sponsored collateralized mortgage obligations	519	1,090
Government-sponsored agency securities	5,000	5,000
Total	$22,940	$40,721

The following table sets forth the amortized cost, fair value, and weighted average yield of our investment securities by contractual maturity at December 31, 2021. Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost. Yields on tax-exempt securities have been computed on a tax-equivalent basis. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Investment Securities Available-for-Sale
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due less than one year	$787	$789	3.18%
Due after one year through five years	2,314	2,415	2.37%
Due after five years through ten years	7,960	8,250	2.70%
Due after ten years	19,667	19,777	2.03%
	30,728	31,231	2.26%
Collateralized loan obligations
Due after ten years	5,026	5,010	1.20%

Corporate securities
Due after five years through ten years	11,000	11,560	4.67%
Due after ten years	2,000	2,125	4.50%
	13,000	13,685	4.64%
Government-sponsored agency securities
Due after one year through five years	1,500	1,532	2.00%
Due after five years through ten years	6,832	6,783	1.32%
Due after ten years	9,339	9,173	1.94%
	17,671	17,488	1.70%
Residential government-sponsored mortgage-backed securities
Due after one year through five years	6,189	6,388	2.47%
Due after five years through ten years	16,009	16,009	1.37%
Due after ten years	100,308	100,213	1.70%
	122,506	122,610	1.71%
Residential government-sponsored collateralized mortgage obligations
Due after five years through ten years	5,199	5,298	2.17%
Due after ten years	14,472	14,509	1.62%
	19,671	19,807	1.76%
Agency commercial mortgage-backed securities
Due less than one year	7,697	7,792	2.12%
Due after one year through five years	13,634	14,024	2.34%
Due after five years through ten years	23,243	23,058	1.49%
Due after ten years	7,878	7,793	1.46%
	52,452	52,667	1.80%
SBA pool securities
Due after one year through five years	129	128	2.70%
Due after five years through ten years	3,132	3,159	2.39%
Due after ten years	5,609	5,547	2.23%
	8,870	8,834	2.30%
	$269,924	$271,332	1.94%

	Investment Securities Held-to-Maturity
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due less than one year	$406	$413	2.51%
Due after one year through five years	1,545	1,588	2.79%
Due after five years through ten years	1,518	1,562	2.63%
Due after ten years	336	335	6.70%
	3,805	3,898	3.04%
Government-sponsored agency securities
Due after ten years	5,000	5,023	3.32%
	5,000	5,023	3.32%
Residential government-sponsored mortgage-backed securities
Due after five years through ten years	1,852	1,916	2.25%
Due after ten years	11,764	11,995	1.58%
	13,616	13,911	1.67%
Residential government-sponsored collateralized mortgage obligations
Due after ten years	519	532	1.69%
	519	532	1.69%
	$22,940	$23,364	2.26%

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

Total deposits increased 13.6% to $2.76 billion at December 31, 2021 from $2.43 billion at December 31, 2020. Noninterest-bearing demand deposits increased from $440.7 million as of December 31, 2021 to $530.3 million as of December 31, 2021. Time deposits decreased from $490.0 million to $360.6 million and savings accounts increased from $183.8 million to $222.9 million over the same period.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2021 and 2020:

	2021		2020
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

	(in thousands)
Noninterest-bearing demand deposits	$522,683		$416,249
Interest-bearing deposits:
Savings accounts	208,202	0.30%	167,567	0.29%
Money market accounts	726,059	0.58%	508,260	0.82%
NOW and other demand accounts	860,482	0.47%	481,470	0.73%
Time deposits	405,670	1.04%	645,123	1.88%
Total interest-bearing deposits	2,200,413	0.60%	1,802,420	1.13%
Total deposits	$2,723,096		$2,218,669

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

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2021 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$43,726	$55,276	$91,324	$47,618	$237,944

We use borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2021 and 2020, total FHLB borrowings were $100.0 million. At December 31, 2021, we had $763.2 million of unused and available FHLB lines of credit.

Other borrowings can consist of FHLB convertible advances, FHLB overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at December 31, 2021 and 2020 was $10.0 million and $16.1 million, respectively.

Other borrowings consist of the following (in thousands):

	December 31,
	2021	2020
FHLB convertible advances maturing 3/1/2030	$100,000	$100,000
Total FHLB advances	100,000	100,000
Securities sold under agreements to repurchase	9,962	16,065
Total	$109,962	$116,065

Weighted average interest rate at year end	3.55%	3.35%

For the periods ended December 31, 2021 and 2020:
Average outstanding balance	$114,580	$118,099
Average interest rate during the year	0.39%	0.89%

Maximum month-end outstanding balance	$116,445	$273,893

Junior Subordinated Debt and Senior Subordinated Notes

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures. At December 31, 2021 and 2020, there was $10.3 million outstanding, net of approximately $600 thousand of debt issuance costs. These securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of December 31, 2021 and 2020, the interest rate was 3.17% and 3.18%, respectively. The dividends paid to holders of these securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At December 31, 2021, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. These notes initially beared interest at 5.875% per annum until January 31, 2022; interest is currently payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At December 31, 2021, all of these notes qualified as Tier 2 capital.

In 2017, the Company assumed a Senior Subordinated Note Purchase Agreement, dated April 22, 2015, entered into with certain institutional accredited investors, pursuant to which $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 was sold to the investors. On February 1, 2021, the Company redeemed all of these notes.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. These notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month Term SOFR, plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. At December 31, 2021, all of these notes qualified as Tier 2 capital.

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

We use simulation modeling to manage our interest rate risk, and review quarterly interest sensitivity. This approach uses a model which generates estimates of the change in our economic value of equity (“EVE”) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts using assumptions including estimated loan prepayment rates, reinvestment rates and deposit decay rates.

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of December 31, 2021 and 2020. All changes are within our Asset/Liability Risk Management Policy guidelines.

	Sensitivity of Economic Value of Equity
	As of December 31, 2021
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$419,520	$10,937	2.68%	12.31%	101.85%
Up 300	419,238	10,655	2.61%	12.30%	101.79%
Up 200	417,156	8,573	2.10%	12.24%	101.28%
Up 100	418,107	9,524	2.33%	12.27%	101.51%
Base	408,583	—	—%	11.99%	99.20%
Down 100	341,573	(67,010)	(16.40)%	10.02%	82.93%

	Sensitivity of Economic Value of Equity
	As of December 31, 2020
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$339,057	$5,568	1.67%	10.98%	86.81%
Up 300	341,652	8,163	2.45%	11.06%	87.48%
Up 200	342,561	9,072	2.72%	11.09%	87.71%
Up 100	343,842	10,353	3.10%	11.13%	88.04%
Base	333,489	—	—%	10.80%	85.39%
Down 100	282,586	(50,903)	(15.26)%	9.15%	72.36%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2021 and 2020 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines at December 31, 2021 and 2020.

	Sensitivity of Net Interest Income
	As of December 31, 2021
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$88,531	$2,341
Up 300	87,863	1,673
Up 200	87,127	937
Up 100	86,713	523
Base	86,190	—
Down 100	82,670	(3,520)

	Sensitivity of Net Interest Income
	As of December 31, 2020
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$78,988	$(4,760)
Up 300	80,341	(3,407)
Up 200	81,604	(2,144)
Up 100	83,039	(709)
Base	83,748	—
Down 100	82,667	(1,081)

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE and NII sensitivity requires the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although the EVE tables and NII tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net worth and NII. Sensitivity of EVE and NII are modeled using different assumptions and approaches.

Liquidity and Funds Management

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. If our level of core deposits are not sufficient to fully fund our lending activities, we have access to funding from additional sources, including borrowing from the Federal Home Loan Bank of Atlanta, institutional certificates of deposit and the sale of available-for-sale investment securities. In addition, we maintain federal funds lines of credit with two correspondent banks and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers. For additional information about borrowings and anticipated principal repayments refer to the discussion about Contractual Obligations below and “Item 8. Financial Statements and Supplementary Data, Note 9 – Securities Sold Under Agreements To Repurchase And Other Short-Term Borrowings and Note 10 – Junior Subordinated Debt and Senior Subordinated Notes.”

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and a two year basis. The projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses.

At December 31, 2021, we had $411.0 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in less than one year was $285.2 million as of December 31, 2021. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

As of December 31, 2021, Primis was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2021, Primis has no material commitments or long-term debt for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2021, that Primis meets all capital adequacy requirements to which it is subject.

See “Item 1. Business, Supervision and Regulation—Capital Requirements.”

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	December 31,	December 31,
	Purposes	Well Capitalized (1)	2021	2020
Primis Financial Corp.
Leverage ratio	4.00%	n/a	9.41%	9.69%
Common equity tier 1 capital ratio	4.50%	n/a	13.09%	13.05%
Tier 1 risk-based capital ratio	6.00%	n/a	13.52%	13.52%
Total risk-based capital ratio	8.00%	n/a	18.52%	19.58%

Primis Bank
Leverage ratio	4.00%	5.00%	11.14%	11.25%
Common equity tier 1 capital ratio	7.00%	6.50%	16.18%	15.83%
Tier 1 risk-based capital ratio	8.50%	8.00%	16.18%	15.83%
Total risk-based capital ratio	10.50%	10.00%	17.43%	17.09%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 9.43% at December 31, 2021, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well- capitalized under the regulatory framework for prompt corrective action.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this Annual Report on Form 10-K concerning Primis Financial Corp. have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Many factors impact interest rates, including the FRB, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets. Like most financial institutions, changes in interest rates can impact our net interest income which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings, as well as the valuation of our assets and liabilities.

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

Off-Balance Sheet Arrangements

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $13.1 million and $15.9 million as of December 31, 2021 and 2020, respectively.

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

At December 31, 2021 and 2020, we had unfunded lines of credit and undisbursed construction loan funds totaling $411.0 million and $355.3 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

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

Primis Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Primis Financial Corp. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Southern Trust Mortgage, LLC (“STM”) as of and for the year ended December 31, 2020. STM, an affiliate of the Company as of December 31, 2020, was accounted for as an equity method investment.  The Company’s financial statements for the year ended December 31, 2020 reported an equity gain from mortgage affiliate totaling $10.8 million, or approximately 36% of the Company’s income before income taxes.  STM’s financial statements were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to the amounts included for STM as of and for the year ended December 31, 2020, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As described in Notes 1 and 3 to the financial statements, the Company’s allowance for credit losses was $29.1 million at December 31, 2021.

The Company’s allowance for credit losses (“ACL”) is measured on a collective basis when similar risk characteristics exist, and by individually evaluating loans that do not share similar risk characteristics. The Company measures the ACL using a combination of probability of default (PD), probability of attrition (PA), loss given default (LGD), and exposure at default (EAD), calculated based on the application of historical loss experience, and adjusted for a reasonable and supportable forecast. Estimates are qualitatively adjusted for risk factors that are not considered within the quantitative modeling process. Estimating an appropriate allowance requires management to make numerous assumptions about losses that will occur over the remaining contractual life of loans recorded as of the balance sheet date. The most significant judgments in the ACL as of December 31, 2021 include the determination of a reasonable and supportable forecast and the impact of qualitative factors.

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

The primary procedures we performed to address this critical audit matter included:

●	We tested the design and operating effectiveness of controls relating to management’s determination of the ACL, including controls relating to the:
o	Completeness and accuracy of inputs into the model used to determine the ACL.
o	Performance of an independent model validation and appropriate responses to any findings.
o	The determination of a reasonable and supportable forecast.
o	The determination of qualitative factors.
●	We evaluated management’s application of and changes to qualitative adjustments, including testing the accuracy of the supporting calculations, evaluating whether the qualitative factors appropriately addressed risks that were not fully accounted for in the quantitative ACL component of the methodology, and evaluating the appropriateness and level of the qualitative factor adjustments.
●	We evaluated management’s determination of a reasonable and supportable forecast, including testing the application of the forecast in quantitative ACL calculation. We also utilized our internal valuation specialists to assist us in testing the application of the forecast to the ACL calculation.
●	We evaluated the mathematical accuracy of the ACL, including the mathematical application of the qualitative adjustments on the loan segments.
●	We assessed the overall trends in credit quality, including adjustments for the qualitative factors by comparing the overall ACL to those recorded by the Company’s peer institutions.
●	We involved our internal valuation specialists to assist in evaluating the appropriateness of model inputs and assumptions and testing the design of the model calculation through a re-performance of the discounted cash flow.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2013.

Greenville, North Carolina

March 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

Primis Financial Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Primis Financial Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and our report dated March 14, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

March 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Southern Trust Mortgage, LLC
Virginia Beach, Virginia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Southern Trust Mortgage, LLC (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in membersʹ equity, and cash flows for the years then ended, and the related notes (collectively, referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Richey, May & Co., LLP.

We have served as Southern Trust Mortgage, LLC’s auditor since 2014.

Englewood, Colorado
March 12, 2021

PRIMIS FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$8,380	$8,585
Interest-bearing deposits in other financial institutions	521,787	187,600
Total cash and cash equivalents	530,167	196,185

Securities available-for-sale, at fair value	271,332	153,233

Securities held-to-maturity, at amortized cost (fair value of $23,364 and $41,832, respectively)	22,940	40,721

Total loans	2,339,986	2,440,496
Less allowance for credit losses	(29,105)	(36,345)
Net loans	2,310,881	2,404,151
Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	15,521	16,927
Investments in mortgage company - held for sale	—	12,952
Preferred investment in mortgage company	3,005	3,005
Bank premises and equipment, net	30,410	30,306
Operating lease right-of-use assets	5,866	7,511
Goodwill	101,954	101,954
Core deposit intangibles, net	4,462	5,826
Bank-owned life insurance	66,724	65,409
Other real estate owned	1,163	3,078
Deferred tax assets, net	9,571	14,646
Accrued interest receivable	11,882	19,998
Other assets	21,475	12,771
Total assets	$3,407,353	$3,088,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$530,282	$440,674
Interest-bearing deposits:
NOW accounts	849,738	714,752
Money market accounts	799,759	603,318
Savings accounts	222,862	183,814
Time deposits	360,575	490,048
Total interest-bearing deposits	2,232,934	1,991,932
Total deposits	2,763,216	2,432,606

Securities sold under agreements to repurchase - short term	9,962	16,065
FHLB advances	100,000	100,000
Junior subordinated debt - long term	9,731	9,682
Senior subordinated notes - long term	85,297	105,647
Operating lease liabilities	6,498	8,238
Other liabilities	20,768	25,881
Total liabilities	2,995,472	2,698,119
Commitments and contingencies (See Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,574,619 and 24,368,612 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	245	243
Additional paid in capital	311,127	308,870
Retained earnings	99,397	77,956
Accumulated other comprehensive income	1,112	3,485
Total stockholders' equity	411,881	390,554
Total liabilities and stockholders' equity	$3,407,353	$3,088,673

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Interest and dividend income:
Interest and fees on loans	$107,021	$111,647	$112,181
Interest and dividends on taxable securities	3,977	4,244	5,639
Interest and dividends on tax exempt securities	463	486	585
Interest and dividends on other earning assets	1,782	1,402	2,119
Total interest and dividend income	113,243	117,779	120,524
Interest expense:
Interest on deposits	13,112	20,332	30,602
Interest on FRB borrowings	—	424	—
Interest on repurchase agreements	86	96	87
Interest on junior subordinated debt	355	426	589
Interest on senior subordinated notes	5,127	3,909	2,847
Interest on other borrowings	360	952	2,799
Total interest expense	19,040	26,139	36,924
Net interest income	94,203	91,640	83,600
Provision for (recovery of) credit losses	(5,801)	19,450	350
Net interest income after (recovery of) provision for credit losses	100,004	72,190	83,250

Noninterest income:
Account maintenance and deposit service fees	7,309	6,520	7,159
Income from bank-owned life insurance	1,687	1,559	1,699
Gain on debt extinguishment	573	—	—
Realized losses on sales of investment securities	—	(620)	—
Recoveries related to acquired charged-off loans and investment securities	836	6,500	1,537
Other	730	703	1,000
Total noninterest income	11,135	14,662	11,395

Noninterest expenses:
Salaries and benefits	36,741	36,675	26,261
Occupancy expenses	5,956	6,142	6,204
Furniture and equipment expenses	3,622	2,725	2,719
Amortization of core deposit intangible	1,364	1,364	1,418
Virginia franchise tax expense	2,899	2,457	2,251
Data processing expense	3,850	3,178	2,381
Telephone and communication expense	1,790	1,497	1,615
Net (gain) loss on other real estate owned	87	960	(38)
Professional fees	5,467	4,726	3,612
Other operating expenses	9,624	8,016	10,169
Total noninterest expenses	71,400	67,740	56,592
Income from continuing operations before income taxes	39,739	19,112	38,053
Income tax expense	8,721	4,228	5,892
Income from continuing operations	31,018	14,884	32,161
Income from discontinued operation before income taxes	294	10,789	1,191
Income tax expense	64	2,386	185
Income from discontinued operation	230	8,403	1,006
Net income	$31,248	$23,287	$33,167
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	$(3,193)	$2,789	$4,256
Reclassification of loss on sales of investment securities	—	620	—
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	151	12	13
Net unrealized gain (loss)	(3,042)	3,421	4,269
Tax effect	(669)	719	897
Other comprehensive income (loss)	(2,373)	2,702	3,372
Comprehensive income	$28,875	$25,989	$36,539
Earnings per share from continuing operations, basic	$1.27	$0.61	$1.34
Earnings per share from discontinued operation, basic	$0.01	$0.35	$0.04
Earnings per share from continuing operations, diluted	$1.26	$0.61	$1.32
Earnings per share from discontinued operation, diluted	$0.01	$0.35	$0.04

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(dollars in thousands, except per share amounts)

	For the Year Ended December 31, 2021
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2018	$240	$305,654	$44,985	$(2,589)	$348,290
Net income	—	—	33,167	—	33,167
Changes in other comprehensive income on investment securities (net of tax expense, $897)	—	—	—	3,372	3,372
Dividends on common stock ($0.36 per share)	—	—	(8,690)	—	(8,690)
Stock Option exercises	1	669	—	—	670
Stock-based compensation expense	—	432	—	—	432
Balance - December 31, 2019	$241	$306,755	$69,462	$783	$377,241
Impact of adoption of ASU 2016-13	—	—	(5,056)	—	(5,056)
Adjusted beginning balance	241	306,755	64,406	783	372,185
Net income	—	—	23,287	—	23,287
Changes in other comprehensive income on investment securities (net of tax expense, $719)	—	—	—	2,702	2,702
Dividends on common stock ($0.40 per share)	—	—	(9,737)	—	(9,737)
Stock Option exercises	1	708	—	—	709
Vesting of restricted stock	1	(1)	—	—	—
Repurchase of restricted stock	—	(135)	—	—	(135)
Stock-based compensation expense	—	1,543	—	—	1,543
Balance - December 31, 2020	$243	$308,870	$77,956	$3,485	$390,554
Net income	—	—	31,248	—	31,248
Changes in other comprehensive loss on investment securities (net of tax benefit $669)	—	—	—	(2,373)	(2,373)
Dividends on common stock ($0.40 per share)	—	—	(9,807)	—	(9,807)
Stock Option exercises	2	1,524	—	—	1,526
Repurchase of restricted stock	—	(14)	—	—	(14)
Stock-based compensation expense	—	747	—	—	747
Balance - December 31, 2021	$245	$311,127	$99,397	$1,112	$411,881

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income from continuing operations	$31,018	$14,884	$32,161
Adjustments to reconcile net income from continuing operations to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	5,627	5,285	5,632
Amortization of operating lease right-of-use assets	2,413	2,909	2,546
Accretion of loan discount	(1,989)	(4,346)	(3,859)
Amortization of FDIC indemnification asset	—	—	649
Provision (recovery) for credit losses	(5,801)	19,450	350
Earnings on bank-owned life insurance	(1,681)	(1,559)	(1,565)
Stock-based compensation expense	747	1,543	432
Loss on sales of investment securities	—	620	—
Gain on bank-owned life insurance death benefit	(6)	—	(134)
(Gain) loss on other real estate owned	87	960	(38)
Gain on debt extinguishment	(573)	—	—
Provision (benefit) for deferred income taxes	6,054	(1,411)	1,477
Net decrease (increase) in other assets	(588)	(11,942)	(2,203)
Net increase (decrease) in other liabilities	(7,620)	2,707	1,558
Net cash and cash equivalents provided by operating activities from continuing operations	27,688	29,100	37,006
Investing activities:
Proceeds from sales of held-to-maturity investment securities	—	1,660	—
Proceeds from sales of available-for-sale investment securities	—	1,910	—
Purchases of held-to-maturity investment securities	—	(15,197)	(15,260)
Purchases of available-for-sale investment securities	(160,531)	(38,938)	(45,135)
Proceeds from paydowns, maturities and calls of available-for-sale investment securities	37,878	50,068	26,283
Proceeds from paydowns, maturities and calls of held-to-maturity investment securities	17,652	44,738	35,006
Net decrease of FRB and FHLB stock	1,406	905	1,690
Net (increase) decrease in loans	109,375	(251,000)	(7,059)
Proceeds from bank-owned life insurance death benefit	371	—	344
Proceeds from sales of other real estate owned, net of improvements	2,014	2,663	214
Purchases of bank premises and equipment	(2,456)	(1,082)	(1,101)
Net cash and cash equivalents provided by (used in) investing activities from continuing operations	5,709	(204,273)	(5,018)
Financing activities:
Net increase in deposits	330,610	307,888	27,129
Cash dividends paid on common stock	(9,807)	(9,737)	(8,690)
Proceeds from exercised stock options	1,526	709	670
Repurchase of restricted stock	(14)	(135)	—
Issuance of subordinated notes, net of cost	—	58,600	—
Extinguishment of subordinated debt	(20,000)	—	—
Net decrease in other borrowings	(6,103)	(18,458)	(47,538)
Net cash and cash equivalents provided by (used in) financing activities from continuing operations	296,212	338,867	(28,429)
Net change in cash and cash equivalents from continuing operations	329,609	163,694	3,559

Cash flows provided by (used in) discontinued operation:
Net cash and cash equivalents used in operating activities	(373)	(2,593)	(242)
Net cash and cash equivalents provided by investing activities	4,746	3,156	—
Net change in cash and cash equivalents from discontinued operation	4,373	563	(242)

Net change in cash and cash equivalents	333,982	164,257	3,317
Cash and cash equivalents at beginning of period	196,185	31,928	28,611
Cash and cash equivalents at end of period	$530,167	$196,185	$31,928
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$20,234	$27,988	$36,002
Income taxes	6,151	7,693	4,897
Supplemental schedule of noncash investing and financing activities:
Transfer from loans to other real estate owned	186	477	1,323
Notes receivable from discontinued operation, included in loans	8,500	—	—

See accompanying notes to consolidated financial statements.

1.          ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

On March 31, 2021, the Company changed its name from Southern National Bancorp of Virginia, Inc. (“Southern National”) to Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) and Sonabank changed its name to Primis Bank. Primis is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium sized businesses.

At December 31, 2021, Primis Bank had forty full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Thirty-five full-service retail branches are in Virginia and five full-service retail branches are in Maryland. The Company has administrative offices in Warrenton and Glen Allen, Virginia.

The accounting policies and practices of Primis and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practice within the banking industry. Major policies and practices are described below:

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

In addition, Primis Bank has an interest in one mortgage company, Southern Trust Mortgage, LLC (“STM”). Prior to December 31, 2021, Primis Bank owned 43.28% and 100% of STM’s common and preferred stock, respectively, and STM was considered an unconsolidated affiliate of the Company. On September 23, 2021, Primis Bank announced that it entered into an agreement with STM, whereby STM agreed to purchase all of the Bank's common membership interests and a portion of the Bank's preferred interests in STM for a combination of $1.6 million in cash and a promissory note for $8.5 million. The transaction closed on December 31, 2021. Upon closing, STM continues to be a borrower of the Bank, but the Bank is no longer a minority owner of STM and STM is no longer considered an affiliate of the Company. The Company still holds 100% of STM’s preferred stock at December 31, 2021 but no longer has a position on STM’s board of directors and STM no longer represents a reportable operating segment of the Company.

Discontinued Operation

As discussed above the Company disposed of all of its common stock ownership and a portion of its preferred stock ownership in STM on December 31, 2021. The common stock investment was accounted for using the equity method of accounting and efffective July 1, 2021, in accordance with the terms of the agreement, the Company no longer accrued earnings related to its common membership interests in STM; however, the Company maintain significant influence over STM until closing of the transaction. The preferrd stock investment is considered a non-marketable equity security that does not have a readily determinable fair value and is carried at cost, less impairment.

The historical investments in STM that were disposed of on December 31, 2021 have been classified as held for sale on the consolidated balance sheet as of December 31, 2020 and totaled $13.0 million and consisted of $12.7 million in equity method investment and $300 thousand in preferred stock. The consolidated statements of income and comprehensive income have been adjusted to reflect the equity in earnings and income tax expense associated with the equity method investment as a discontinued operation, included in that amount for 2021 is a pre-tax impairment charge of approximately $2.9 million related to the transaction. Pre-tax equity in earnings for the years ended December 31, 2021, 2020 and 2019 were $294 thousand, after impairment, $10.8 million, and $1.2 million, respectively.

For the years ended December 31, 2020 and 2019, STM was considered a reportable segment. As of December 31, 2020 and 2019, total mortgage loans held for sale by STM were $143.4 million and $100.2 million, respectively. STM’s warehouse lines of credit were $136.1 million and $92.1 million as of December 31, 2020 and 2019, respectively and total members’ equity was $26.4 million and $11.1 million as of December 31, 2020 and 2019. For the years ended December 31, 2020 and 2019, STM’s net income was $22.2 million and $2.7 million, respectively. The primary source of revenue for STM was gains on sale of mortgage loans held for sale, net of direct costs. For the years ended December 31, 2020 and 2019, gains on sale of mortgage loans held for sale, net of direct costs were $107.1 million and $45.7 million, respectively. STM’s salaries, commissions and benefits were $84.1 million and $39.0 million for the years ended December 31, 2020 and 2019, respectively.

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

Reclassifications

In certain instances, due to the discontinued operation, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current financial statement presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include: the determination of the allowance for credit losses, the fair value of investment securities, credit impairment of investment securities, the valuation of goodwill and deferred tax assets.

Investment Securities

Securities Available-for-Sale and Held-to Maturity

Debt securities that Primis has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost.

Securities classified as available-for-sale are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity.

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

Primis purchases amortizing investment securities. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from the borrowers’ election to refinance the underlying mortgage based on market and other conditions. The purchased premiums and discounts associated with these assets are amortized or accreted to interest income over the estimated life of the related assets. The estimated life is calculated by projecting future prepayments and the resulting principal cash flows until maturity. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums and discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

Non-marketable Equity Securities

Primis’ investment in STM’s preferred stock and fintech investments are considered to be non-marketable equity securities that do not have a readily determinable fair value. Equity securities with no recurring market value data available are reviewed periodically and any observable market value change are adjusting through net income. Primis evaluates these non-marketable equity securities for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income.

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

Loans

Primis purchases mortgage loans from mortgage loans originators. Primis also provides commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans secured by real estate throughout its market area. The ability of Primis’ debtors to honor their contracts is in varying degrees dependent upon the real estate market conditions and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances, purchased premiums and discounts and any deferred loan fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method without anticipating prepayments.

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

Construction and land development primarily consist of borrowings to purchase and develop raw land into residential and non-residential properties. Construction loans are extended to individuals as well as corporations for the construction of an individual or multiple properties and are secured by raw land and the subsequent improvements. Repayment of the loans to real estate developers is dependent upon the sale or lease of properties to third parties in a timely fashion upon completion. Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value which may be absorbed by Primis.

Commercial loans consist of borrowings for commercial purposes to individuals, corporations, partnerships, sole proprietorships, and other business enterprises. Commercial loans are generally secured by business assets such as equipment, accounts receivable, inventory, or any other asset excluding real estate and generally made to finance capital expenditures or operations. Primis’ risk exposure is related to deterioration in the value of collateral securing the loan should foreclosure become necessary. Generally, business assets used or produced in operations do not maintain their value upon foreclosure which may require Primis to write-down the value significantly to sell.

Residential real estate loans consist of loans to individuals for the purchase of primary residences with repayment primarily through wage or other income sources of the individual borrower. Primis’ loss exposure to these loans is dependent on local market conditions for residential properties as loan amounts are determined, in part, by the fair value of the property at origination.

STM is a regional mortgage banking company headquartered in Virginia Beach, Virginia that has mortgage banking originators in Delaware, Virginia, Maryland, North Carolina and South Carolina. STM only originated retail mortgage products.

Other consumer loans are comprised of loans to individuals both unsecured and secured and home equity loans secured by real estate (closed and open-end), with repayment dependent on individual wages and other income. The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary. Losses in this portfolio are generally relatively low, however, due to the small individual loan size and the balance outstanding as a percentage of Primis’ entire portfolio.

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

Most of Primis’ business activity is with customers located within Virginia and Maryland. Therefore, our exposure to credit risk is significantly affected by changes in the economy in those areas. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Primis has purchased, primarily through acquisitions, individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at fair value such that there is no carryover of the seller’s allowance for credit losses. We adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 which requires the Bank to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

 The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of other expenses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 14 – Financial Instruments with Off-Balance-Sheet Risks.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from Primis, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and Primis does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives of 30 years. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases including lease renewals only when the Company is reasonably assured of the aggregate term of the lease. Furniture, fixtures, equipment and software are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

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

Goodwill and Intangible Assets

Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet and is subject to an impairment analysis when there are triggering events.

Other intangible assets consist of core deposit intangible assets arising from whole-bank and branch acquisitions and are amortized over their estimated useful lives, which range from 6 to 15 years.

Stock-Based Compensation

Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes option-pricing model is utilized to estimate the fair value of stock options. Compensation cost for grants of restricted shares is accounted for based on the closing price of Primis’ common stock on the date the restricted shares are awarded. Compensation cost for stock options and restricted shares is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for performance Units is measured based on the grant date fair value of the units, adjusted for the Company’s best estimate of the outcome of vesting conditions at the end of the performance period.

Bank-Owned Life Insurance

Primis has purchased, and acquired through acquisitions, life insurance policies on certain former and current key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Other Real Estate Owned (“OREO”)

Real estate acquired through or instead of foreclosure is held for sale and initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a direct charge-off is recorded through expense. Operating costs after acquisition are expensed as incurred.

Cloud Computing Arrangements

Primis engaged Finxact to define, design, and develop a new cloud-based banking core. The multiple phases of the cloud computing arrangements are assessed and reviewed as the software is placed into production. Total costs paid is capitalized upon initial launch and production rollout and classified in other assets in our consolidated balance sheet. Depreciation/amortization is set up based on the estimated life of the core infrastructure as it relates to obsolescence, technology, competition, and the nature of changes in software. Operating costs such as monthly licensing, usage, and storage are expensed as incurred in data processing expense on our consolidated statements of income and comprehensive income. As of December 31, 2021, the Company had gross cloud computing arrangements totaling $5.8 million and accumulated amortization of $0.1 million.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Primis or by Primis to shareholders.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2021 and 2020.

Restrictions on Cash

No regulatory reserve or clearing requirements with the FRB were needed at December 31, 2021 and 2020.

Consolidated Statements of Cash Flows

For purposes of reporting cash flows, Primis defines cash and cash equivalents as cash due from financial institutions, interest-bearing deposits and federal funds sold in other financial institutions with maturities less than 90 days.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to net income that would result from the assumed issuance. Potential common shares that may be issued by Primis relate solely to outstanding stock options and restricted stock units and are determined using the treasury stock method. Performance awards cannot be dilutive until the Company’s best estimate of the outcome of vesting conditions become probable.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized gains and losses on investment securities available-for-sale which are also recognized as a separate component of equity.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, Primis has entered into commitments to extend credit and standby letters of credit. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.

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

2.          INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2021
Residential government-sponsored mortgage-backed securities	$122,506	$740	$(636)	$122,610
Obligations of states and political subdivisions	30,728	755	(252)	31,231
Corporate securities	13,000	685	—	13,685
Collateralized loan obligations	5,026	—	(16)	5,010
Residential government-sponsored collateralized mortgage obligations	19,671	297	(161)	19,807
Government-sponsored agency securities	17,671	32	(215)	17,488
Agency commercial mortgage-backed securities	52,452	513	(298)	52,667
SBA pool securities	8,870	48	(84)	8,834
Total	$269,924	$3,070	$(1,662)	$271,332

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2020
Residential government-sponsored mortgage-backed securities	$35,442	$1,618	$—	$37,060
Obligations of states and political subdivisions	22,966	1,076	—	24,042
Corporate securities	15,000	81	(2)	15,079
Residential government-sponsored collateralized mortgage obligations	28,680	737	(1)	29,416
Government-sponsored agency securities	5,985	90	—	6,075
Agency commercial mortgage-backed securities	29,118	1,087	(15)	30,190
SBA pool securities	11,441	80	(150)	11,371
Total	$148,632	$4,769	$(168)	$153,233

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2021
Residential government-sponsored mortgage-backed securities	$13,616	$296	$(1)	$—	$13,911
Obligations of states and political subdivisions	3,805	93	—	—	3,898
Residential government-sponsored collateralized mortgage obligations	519	13	—	—	532
Government-sponsored agency securities	5,000	23	—	—	5,023
Total	$22,940	$425	$(1)	$—	$23,364

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2020
Residential government-sponsored mortgage-backed securities	$25,037	$729	$(2)	$—	$25,764
Obligations of states and political subdivisions	9,594	183	—	(1)	9,776
Residential government-sponsored collateralized mortgage obligations	1,090	39	—	—	1,129
Government-sponsored agency securities	5,000	163	—	—	5,163
Total	$40,721	$1,114	$(2)	$(1)	$41,832

During 2021 and 2020, $160.5 million and $38.9 million, respectively, of available-for-sale investment securities were purchased. No held-to-maturity investments were purchased in 2021. During 2020, $15.2 million of held-to-maturity investment securities were purchased. No investment securities were sold during 2021. During 2020, $1.9 million and $1.7 million, respectively, of available-for-sale investment securities and held-to-maturity investment securities were sold. Realized losses on sales of investment securities of $620 thousand were recorded for the year ended December 31, 2020.

The fair value and carrying amount of available-for-sale and held-to-maturity investment securities as of December 31, 2021, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$787	$789	$406	$413
Due in one to five years	3,814	3,946	1,545	1,587
Due in five to ten years	25,792	26,593	1,518	1,562
Due after ten years	36,032	36,086	5,336	5,359
Residential government-sponsored mortgage-backed securities	122,506	122,610	13,616	13,911
Residential government-sponsored collateralized mortgage obligations	19,671	19,807	519	532
Agency commercial mortgage-backed securities	52,452	52,667	—	—
SBA pool securities	8,870	8,834	—	—
Total	$269,924	$271,332	$22,940	$23,364

Investment securities with a carrying amount of approximately $180.7 million and $125.3 million at December 31, 2021 and 2020, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of December 31, 2021, Primis did not have any allowance for credit losses on held-to-maturity securities.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of December 31, 2021 and 2020 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
December 31, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$84,123	$(636)	$—	$—	$84,123	$(636)
Obligations of states and political subdivisions	14,472	(252)	—	—	14,472	(252)
Collateralized loan obligations	5,010	(16)	—	—	5,010	(16)
Residential government-sponsored collateralized mortgage obligations	5,589	(161)	—	—	5,589	(161)
Government-sponsored agency securities	15,956	(215)	—	—	15,956	(215)
Agency commercial mortgage-backed securities	20,786	(194)	2,027	(104)	22,813	(298)
SBA pool securities	—	—	4,544	(84)	4,544	(84)
Total	$145,936	$(1,474)	$6,571	$(188)	$152,507	$(1,662)

	Less than 12 months		12 Months or More		Total
December 31, 2021	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$324	$(1)	$324	$(1)
Total	$—	$—	$324	$(1)	$324	$(1)

	Less than 12 months		12 Months or More		Total
December 31, 2020	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Corporate securities	$998	$(2)	$—	$—	$998	$(2)
Residential government-sponsored collateralized mortgage obligations	954	(1)	—	—	954	(1)
Agency commercial mortgage-backed securities	2,170	(15)	—	—	2,170	(15)
SBA pool securities	—	—	8,119	(150)	8,119	(150)
Total	$4,122	$(18)	$8,119	$(150)	$12,241	$(168)

	Less than 12 months		12 Months or More		Total
December 31, 2020	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$331	$(1)	$126	$(1)	$457	$(2)
Total	$331	$(1)	$126	$(1)	$457	$(2)

Changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2021, 2020 and 2019 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains on	Held-to-Maturity
For the year ended December 31, 2021	Available-for-Sale	Securities	Total
Beginning balance	$3,636	$(151)	$3,485
Current period other comprehensive income (loss)	(2,524)	151	(2,373)
Ending balance	$1,112	$—	$1,112

	Unrealized Holding
	Gains on	Held-to-Maturity
For the year ended December 31, 2020	Available-for-Sale	Securities	Total
Beginning balance	$943	$(160)	$783
Current period other comprehensive income	2,693	9	2,702
Ending balance	$3,636	$(151)	$3,485

	Unrealized Holding
	Gains (Losses) on	Held-to-Maturity
For the year ended December 31, 2019	Available-for-Sale	Securities	Total
Beginning balance	$(2,419)	$(170)	$(2,589)
Current period other comprehensive income	3,362	10	3,372
Ending balance	$943	$(160)	$783

3.          LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Loans secured by real estate:
Commercial real estate - owner occupied	$387,703	$434,816
Commercial real estate - non-owner occupied	588,000	599,578
Secured by farmland	8,612	11,687
Construction and land development	121,444	103,401
Residential 1-4 family	547,560	557,953
Multi-family residential	164,071	107,130
Home equity lines of credit	73,846	91,748
Total real estate loans	1,891,236	1,906,313

Commercial loans	301,980	187,797
Paycheck Protection Program loans	77,319	314,982
Consumer loans	60,996	22,496
Total Non-PCD loans	2,331,531	2,431,588
PCD loans	8,455	8,908
Total loans	$2,339,986	$2,440,496

The accounting policy related to the allowance for credit losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $10.8 million and $19.0 million at December 31, 2021 and 2020, respectively and is included in accrued interest receivable in the consolidated balance sheets.

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

Certain borrowers were unable to meet their contractual payment obligations because of the adverse economic effects of COVID-19. To help mitigate these effects, loan customers could apply for a deferral of payments, or portions thereof, for up to six months. After six months, customers could apply for an additional deferral in 90 days increments, and a small proportion of our customers requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis were not categorized as TDR, nor were loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). We implemented deferral arrangements for TDRs in accordance with the Coronavirus Aid, Relief and Economic Security (“CARES” Act) and bank regulatory guidance. At December 31, 2021, there were no loans in COVID-19 related deferment. At December 31, 2020, there were 44 loans in COVID-19 related deferment with an aggregate outstanding balance of $122.0 million, all of which were current as of December 31, 2020.

Accretion

The accretable discount on the acquired loans totaled $4.3 million and $6.2 million at December 31, 2021 and 2020, respectively. Accretion associated with the acquired loans held for investment of $2.0 million, $4.3 million and $3.9 million was recognized during the twelve months ended December 31, 2021, 2020 and 2019, respectively.

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

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2021 and 2020 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2021	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$194	$346	$—	$540	$387,163	$387,703
Commercial real estate - non-owner occupied	—	—	—	—	588,000	588,000
Secured by farmland	791	—	—	791	7,821	8,612
Construction and land development	204	131	4,575	4,910	116,534	121,444
Residential 1-4 family	9,384	254	137	9,775	537,785	547,560
Multi- family residential	—	—	—	—	164,071	164,071
Home equity lines of credit	331	—	171	502	73,344	73,846
Commercial loans	387	—	1,246	1,633	300,347	301,980
Paycheck Protection Program loans	4,954	8,559	283	13,796	63,523	77,319
Consumer loans	193	130	2	325	60,671	60,996
Total Non-PCD loans	16,438	9,420	6,414	32,272	2,299,259	2,331,531
PCD loans	1,717	—	—	1,717	6,738	8,455
Total	$18,155	$9,420	$6,414	$33,989	$2,305,997	$2,339,986

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2020	Past Due	Past Due	or More	Past Due	Past Due	Loans (1)
Commercial real estate - owner occupied	$—	$—	$2,641	$2,641	$432,175	$434,816
Commercial real estate - non-owner occupied	—	—	—	—	599,578	599,578
Secured by farmland	—	—	1,098	1,098	10,589	11,687
Construction and land development	23	39	—	62	103,339	103,401
Residential 1-4 family	1,235	349	1,512	3,096	554,857	557,953
Multi- family residential	—	—	—	—	107,130	107,130
Home equity lines of credit	310	39	523	872	90,876	91,748
Commercial loans	64	33	2,104	2,201	185,596	187,797
Paycheck Protection Program loans	—	—	—	—	314,982	314,982
Consumer loans	207	4	9	220	22,276	22,496
Total Non-PCD loans	1,839	464	7,887	10,190	2,421,398	2,431,588
PCD loans	—	—	1,853	1,853	7,055	8,908
Total	$1,839	$464	$9,740	$12,043	$2,428,453	$2,440,496
(1)	Includes $122.0 million of loans that were subject to deferrals at December 31, 2020.

The amortized cost, by class, of loans and leases on nonaccrual status at December 31, 2021 and 2020, were as follows (in thousands):

	90		Total
	Days	Loans Not	Nonaccrual
December 31, 2021	or More	Past Due	Loans (1)
Commercial real estate - owner occupied	$—	$842	$842
Secured by farmland	—	836	836
Construction and land development	4,575	34	4,609
Residential 1-4 family	137	411	548
Multi- family residential	—	4,301	4,301
Home equity lines of credit	171	253	424
Commercial loans	1,246	476	1,722
Consumer loans	2	16	18
Total Non-PCD loans	6,131	7,169	13,300
PCD loans	—	1,729	1,729
Total	$6,131	$8,898	$15,029

	90		Total
	Days	Loans Not	Nonaccrual
December 31, 2020	or More	Past Due	Loans (1)
Commercial real estate - owner occupied	$2,641	$—	$2,641
Secured by farmland	1,098	—	1,098
Residential 1-4 family	1,512	13	1,525
Multi- family residential	—	4,481	4,481
Home equity lines of credit	523	—	523
Commercial loans	2,104	228	2,332
Consumer loans	9	—	9
Total Non-PCD loans	7,887	4,722	12,609
PCD loans	1,853	—	1,853
Total	$9,740	$4,722	$14,462
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $1.1 million and $3.1 million at December 31, 2021 and 2020, respectively.

We had $283 thousand of PPP loans greater than 90 days past due and still accruing at December 31, 2021 and did not have any loans and leases greater than 90 days past due and still accruing at December 31, 2020.

The following table presents non-accrual loans as of December 31, 2021 and 2020, segregated by class of loans (in thousands):

	December 31, 2021		December 31, 2020
		Non-Accrual With		Non-Accrual With
	Total	No Credit	Total	No Credit
	Non-Accrual (1)	Loss Allowance (2)	Non-Accrual (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$842	$842	$2,641	$2,641
Secured by farmland	836	836	1,098	1,098
Construction and land development	4,609	4,609	—	—
Residential 1-4 family	548	548	1,525	164
Multi- family residential	4,301	4,301	4,481	4,481
Home equity lines of credit	424	424	523	523
Commercial loans	1,722	745	2,332	582
Consumer loans	18	10	9	9
Total non-PCD loans	13,300	12,315	12,609	9,498
PCD loans	1,729	—	1,853	—
Total non-accrual loans	$15,029	$12,315	$14,462	$9,498
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $1.1 million and $3.1 million at December 31, 2021 and 2020, respectively.
(2)	Nonaccrual loans with no credit loss allowance include SBA guaranteed amounts totaling $1.1 million and $1.7 million at December 31, 2021 and 2020, respectively.

The following table presents non-accrual loans as of December 31, 2021 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$476	$—	$—	$366	$—	$—	$842
Secured by farmland	—	—	24	—	681	—	131	—	836
Construction and land development	—	—	4,575	—	—	34	—	—	4,609
Residential 1-4 family	—	—	—	—	—	252	—	296	548
Multi- family residential	—	—	—	—	—	4,301	—	—	4,301
Home equity lines of credit	—	—	—	—	—	—	398	26	424
Commercial loans	—	9	—	236	—	314	1,163	—	1,722
Consumer loans	—	—	—	8	8	2	—	—	18
Total non-PCD non-accruals	—	9	5,075	244	689	5,269	1,692	322	13,300
PCD loans	—	—	—	—	1,717	12	—	—	1,729
Total non-accrual loans (1)	$—	$9	$5,075	$244	$2,406	$5,281	$1,692	$322	$15,029
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $1.1 million and $3.1 million at December 31, 2021 and 2020, respectively.

Interest received on non-accrual loans was $523 thousand and $469 thousand for the years ended December 31, 2021 and 2020, respectively.

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

For the year ended December 31, 2021, there were ten TDR loans outstanding in the amount of $3.4 million primarily due to the economic impact of COVID-19. There have been no defaults of TDRs modified during the past twelve months.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Primis had no loans classified Doubtful at December 31, 2021 or 2020.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2021 (in thousands):

									Revolving
									Loans
								Revolving	Converted
	2021	2020	2019	2018	2017		Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$58,596	$18,411	$35,498	$28,163		$45,013	$187,461	$3,010	$6,937	$383,089
Special Mention	—	—	—	—		140	1,184	—	—	1,324
Substandard	—	—	475	—		—	2,815	—	—	3,290
Doubtful	—		—	—		—	—	—	—	—
	$58,596	$18,411	$35,973	$28,163		$45,153	$191,460	$3,010	$6,937	$387,703
Weighted average risk grade	3.43	3.42	3.47	3.43		3.55	3.53	3.29	3.96	3.51
Commercial real estate - nonowner occupied
Pass	$107,572	$55,956	19,816	$76,076		$58,883	$235,676	$3,668	$—	$557,647
Special Mention	—	—	—	—		—	12,097	—	—	12,097
Substandard	—	—	—	—		—	17,655	—	601	18,256
Doubtful	—	—	—	—		—	—	—	—	—
	$107,572	$55,956	$19,816	$76,076		$58,883	$265,428	$3,668	$601	$588,000
Weighted average risk grade	3.05	3.47	3.83	3.45		3.81	3.81	2.94	6.00	3.59
Secured by farmland
Pass	$320	$66	$—	$—		$445	$3,734	$1,955	$—	$6,520
Special Mention	—	—	—	—		852	404	—	—	1,256
Substandard	—	—	24	—		681	—	131	—	836
Doubtful	—	—	—	—		—	—	—	—	—
	$320	$66	$24	$—		$1,978	$4,138	$2,086	$—	$8,612
Weighted average risk grade	3.17	4.00	6.00	N/A		5.04	3.61	4.09	N/A	4.05
Construction and land development
Pass	$57,320	$14,003	$13,360	$7,061		$8,414	$15,664	$982	$31	$116,835
Special Mention	—	—	—	—		—	—	—	—	—
Substandard	—	—	4,575	—		—	34	—	—	4,609
Doubtful	—	—	—	—		—	—	—	—	—
	$57,320	$14,003	$17,935	$7,061		$8,414	$15,698	$982	$31	$121,444
Weighted average risk grade	3.15	3.56	4.48	3.26		3.91	3.54	3.31	4.00	3.50
Residential 1-4 family
Pass	$165,106	$54,037	$81,905	$49,694		$43,173	$138,711	$1,845	$3,484	$537,955
Special Mention	—	—	8,514	—		—	—	—	—	8,514
Substandard	—	—	—	—		—	795	—	296	1,091
Doubtful	—	—	—	—		—	—	—	—	—
	$165,106	$54,037	$90,419	$49,694		$43,173	$139,506	$1,845	$3,780	$547,560
Weighted average risk grade	3.04	3.06	3.24	3.13		3.07	3.26	3.98	3.30	3.15
Multi- family residential
Pass	$37,030	$18,866	$7,228	$6,328		$36,574	$42,310	$5,031	$—	$153,367
Special Mention	—	—	—	—		—	5,326	—	—	5,326
Substandard	—	—	—	—		—	5,076	—	302	5,378
Doubtful	—	—	—	—		—	—	—	—	—
	$37,030	$18,866	$7,228	$6,328		$36,574	$52,712	$5,031	$302	$164,071
Weighted average risk grade	3.40	3.90	3.00	3.59	3.00	3.00	3.92	4.00	6.00	3.55
Home equity lines of credit
Pass	$715	$59	$75	$235		$425	$4,337	$67,157	$143	$73,146
Special Mention	—	—	—	—		—	—	276	—	276
Substandard	—	—	—	—		—	—	398	26	424
Doubtful	—	—	—	—		—	—	—	—	—
	$715	$59	$75	$235		$425	$4,337	$67,831	$169	$73,846
Weighted average risk grade	3.00	3.00	3.00	3.00		3.77	3.79	3.09	4.31	3.14
Commercial loans
Pass	$95,085	$10,415	$11,923	$10,648		$10,522	$18,284	$134,302	$5,338	$296,517
Special Mention	—	—	—	—		—	—	845	—	845
Substandard	—	9	—	1,508		—	1,938	1,163	—	4,618
Doubtful	—	—	—	—		—	—	—	—	—
	$95,085	$10,424	$11,923	$12,156		$10,522	$20,222	$136,310	$5,338	$301,980
Weighted average risk grade	3.43	3.36	3.79	3.77		2.95	3.96	3.43	3.95	3.48
Paycheck Protection Program loans
Pass	$56,087	$21,232	$—	$—		$—	$—	$—	$—	$77,319
Special Mention	—	—	—	—		—	—	—	—	—
Substandard	—	—	—	—		—	—	—	—	—
Doubtful	—	—	—	—		—	—	—	—	—
	$56,087	$21,232	$—	$—		$—	$—	$—	$—	$77,319
Weighted average risk grade	2.00	2.00	N/A	N/A		N/A	N/A	N/A	N/A	2.00

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Consumer loans
Pass	$48,107	$2,351	$1,002	$914	$237	$5,766	$2,519	$—	$60,896
Special Mention	—	—	—	—	—	82	—	—	82
Substandard	—	—	—	7	9	2	—	—	18
Doubtful	—	—	—	—	—	—	—	—	—
	$48,107	$2,351	$1,002	$921	$246	$5,850	$2,519	$—	$60,996
Weighted average risk grade	3.55	3.99	3.99	4.02	4.07	4.01	4.00	N/A	3.65
PCD
Pass	$—	$—	$—	$—	$—	$5,145	$30	$—	$5,175
Special Mention	—	—	—	—	—	1,391	—	—	1,391
Substandard	—	—	—	—	1,717	172	—	—	1,889
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$1,717	$6,708	$30	$—	$8,455
Weighted average risk grade	N/A	N/A	N/A	N/A	6.00	4.08	3.00	N/A	4.47
Total	$625,938	$195,405	$184,395	$180,634	$207,085	$706,059	$223,312	$17,158	$2,339,986
Weighted average risk grade	3.12	3.24	3.50	3.38	3.45	3.64	3.35	3.92	3.39

Revolving loans that converted to term during 2021 were as follows (in thousands):

For the year ended December 31, 2021
Commercial real estate - owner occupied	$298
Commercial real estate - non-owner occupied	601
Residential 1-4 family	1,706
Multi- family residential	302
Commercial loans	561
Total loans	$3,468

The amount of foreclosed residential real estate property held at December 31, 2021 and 2020 was $0.9 million and $1.0 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was zero and $1.4 million at December 31, 2021 and 2020, respectively.

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

Management qualitatively adjusts allowance model results for risk factors that are not considered within our quantitative modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. Qualitative factor (“Q-Factor”) adjustments are driven by key risk indicators that management tracks on a pool-by-pool basis. The risk factors are large relationship concentrations, borrower debt service coverage exceptions, loan-to-value exceptions, and excessive growth in the loan pool. The framework established by management calculates suggested Q-Factor adjustments each period as these key risk indicators exceed certain thresholds. Management also has the ability to modify the suggested amounts based on management’s understanding of changes in the pool. In fourth quarter of 2021, management modified suggested qualitative reserves for seven loan pools related to loan growth and concentration components that were triggered by either the introduction of a new business line, reclassification of loans by loan pool or accounting system, isolated and identifiable projects driving growth and qualitative factors already recognized in another measure.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of December 31, 2021 and 2020, calculated in accordance with the CECL methodology described above (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity		Paycheck
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Protection	Consumer	PCD
December 31, 2021	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Program	Loans	Loans	Total
Modeled expected credit losses	$4,281	$8,020	$9	$540	$3,012	$1,885	$273	$2,154	$—	$786	$—	$20,960
Q-factor and other qualitative adjustments	281	1,008	47	458	576	1,395	164	1,276	—	—	—	5,205
Specific allocations	—	—	—	—	—	—	—	658	—	1	2,281	2,940
Total	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$—	$787	$2,281	$29,105

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity		Paycheck
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Protection	Consumer	PCD
December 31, 2020	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Program	Loans	Loans	Total
Modeled expected credit losses	$2,565	$3,959	$58	$1,297	$4,579	$649	$534	$544	$—	$306	$—	$14,491
Q-factor and other qualitative adjustments	4,134	7,467	46	516	4,963	763	367	917	—	194	—	19,367
Specific allocations	—	—	—	2	37	—	—	37	—	17	2,394	2,487
Total	$6,699	$11,426	$104	$1,815	$9,579	$1,412	$901	$1,498	$—	$517	$2,394	$36,345

As part of management’s ongoing review process and as an annual requirement, during the third quarter of 2021, the Company refreshed and recalibrated the historical loss rates, forecast assumptions, and qualitative factor framework of the CECL model. Updated peer groups were also determined in collaboration with the Company’s CECL consultant. Management included banks in Virginia, Maryland, North Carolina, and Pennsylvania that were between $2.0 billion and $10.0 billion in asset size. Additionally, in this peer group the Company included the historical loss experience of Eastern Virginia Bank, which was acquired in 2017. The peer group population was further narrowed using statistical analysis with a focus on total loans, percent of charge-offs, portfolio yields, and percent of charge-offs during recession. Generally, the updated loss drivers displayed higher default expectations as compared to the prior models. This is a direct result of the peers included in the analysis yielding higher predicted probability of defaults under the new model applied in the third quarter 2021. Additionally, qualitative factors related to COVID-19 uncertainty were eliminated. COVID-19 related factors contributed 62% or $11.0 million to the first quarter of 2021 and 27% or $3.5 million to the second quarter of 2021 total qualitative reserves.

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the years ended December 31, 2021 and 2020 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2021	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,699	$11,426	$104	$1,815	$9,579	$1,412	$901	$1,498	$517	$2,394	$—	$36,345
Provision (recovery)	(1,961)	(2,398)	(48)	(817)	(5,533)	1,868	(466)	3,291	376	(113)	—	(5,801)
Charge offs	(176)	—	—	—	(469)	—	—	(1,706)	(145)	—	—	(2,496)
Recoveries	—	—	—	—	11	—	2	1,005	39	—	—	1,057
Ending balance	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$—	$29,105

December 31, 2020
Allowance for credit losses:
Beginning balance	$810	$1,596	$5	$683	$1,049	$119	$217	$5,418	$190	$—	$174	$10,261
Adoption of ASC 326	1,704	2,497	201	674	4,185	209	(217)	(3,246)	187	2,272	(174)	8,292
Balance	2,514	4,093	206	1,357	5,234	328	—	2,172	377	2,272	—	18,553
Provision (recovery)	4,232	7,198	(102)	458	4,291	1,084	970	966	231	122	—	19,450
Charge offs	(52)	—	—	—	(308)	—	(125)	(1,734)	(124)	—	—	(2,343)
Recoveries	5	135	—	—	362	—	56	94	33	—	—	685
Ending balance	$6,699	$11,426	$104	$1,815	$9,579	$1,412	$901	$1,498	$517	$2,394	$—	$36,345

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

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Loan	Specific	Loan	Specific
	Balance (1)	Allocations	Balance (1)	Allocations
Commercial real estate - owner occupied	$3,291	$—	$23,397	$—
Commercial real estate - non-owner occupied	18,256	—	7,467	—
Secured by farmland	681	—	1,069	—
Construction and land development	4,575	—	77	2
Residential 1-4 family	541	—	1,918	37
Multi- family residential	5,378	—	—	—
Home equity lines of credit	—	—	481	—
Commercial loans	3,688	658	5,515	37
Consumer loans	7	1	17	17
Total non-PCD loans	36,417	659	39,941	93
PCD loans	8,455	2,281	8,908	2,394
Total loans	$44,872	$2,940	$48,849	$2,487
(1)	Includes SBA guarantees of $681 thousand and $2.5 million as of December 31, 2021 and 2020, respectively.

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

Assets Measured on a Recurring Basis:

Investment Securities Available-for-sale

Where quoted prices are available in an active market, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid government bonds and mortgage products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of investment securities with similar characteristics or discounted cash flow. Level 2 investment securities include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, collateralized loan obligations and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Currently, a majority of Primis’

available-for-sale debt investment securities are considered to be Level 2 investment securities, except for a few corporate securities that are classified as Level 3 investment securities.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$122,610	$—	$122,610	$—
Obligations of states and political subdivisions	31,231	—	31,231	—
Corporate securities	13,685	—	13,685	—
Collateralized loan obligations	5,010	—	5,010	—
Residential government-sponsored collateralized mortgage obligations	19,807	—	19,807	—
Government-sponsored agency securities	17,488	—	17,488	—
Agency commercial mortgage-backed securities	52,667	—	52,667	—
SBA pool securities	8,834	—	8,834	—
Total	$271,332	$—	$271,332	$—

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$37,060	$—	$37,060	$—
Obligations of states and political subdivisions	24,042	—	24,042	—
Corporate securities	15,079	—	14,079	1,000
Residential government-sponsored collateralized mortgage obligations	29,416	—	29,416	—
Government-sponsored agency securities	6,075	—	6,075	—
Agency commercial mortgage-backed securities	30,190	—	30,190	—
SBA pool securities	11,371	—	11,371	—
Total	$153,233	$—	$152,233	$1,000

At December 31, 2020, the Company had $1.0 million of corporate securities that were classified as Level 3. During 2021, these securities matured and the balance at December 31, 2021 was zero. No corporate securities that are classified as Level 3 above were purchased or sold during 2020.

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

Other Real Estate Owned

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5% to 10% of collateral valuation at December 31, 2021 and 2020. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At December 31, 2021 and 2020, the total amount of OREO was $1.2 million and $3.1 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$44,331	$—	$—	$44,331
Other real estate owned:
Construction and land development	266	—	—	266
Residential 1-4 family	897	—	—	897

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$47,001	$—	$—	$47,001
Other real estate owned:
Commercial real estate - non-owner occupied	865	—	—	865
Construction and land development	1,221	—	—	1,221
Residential 1-4 family	992	—	—	992

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		December 31, 2021		December 31, 2020
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$530,167	$530,167	$196,185	$196,185
Securities available-for-sale	Level 2 & Level 3	271,332	271,332	153,233	153,233
Securities held-to-maturity	Level 2	22,940	23,364	40,721	41,832
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	15,521	15,521	16,927	16,927
Investments in mortgage company - held for sale	Level 2	—	—	12,952	12,952
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 3	2,310,881	2,278,456	2,404,151	2,435,612
Accrued interest receivable	Level 2	11,882	11,882	19,998	19,998
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,380,020	$1,380,020	$1,155,426	$1,155,426
Money market and savings accounts	Level 2	1,022,621	1,022,621	787,132	787,132
Time deposits	Level 3	360,575	362,902	490,048	495,022
Securities sold under agreements to repurchase	Level 1	9,962	9,962	16,065	16,065
FHLB advances	Level 1	100,000	100,000	100,000	100,000
Junior subordinated debt	Level 2	9,731	10,367	9,682	8,863
Senior subordinated notes	Level 2	85,297	91,141	105,647	109,276
Accrued interest payable	Level 2	1,864	1,864	3,057	3,057

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), accrued interest receivable and payable, demand deposits, savings accounts, money market accounts and FHLB advances and securities sold under agreements to repurchase.

Fair value of long-term debt is based on current rates for similar financing. The carrying amount of Federal Reserve Bank and FHLB stock is a reasonable estimate of fair value as these securities are not readily marketable and are based on the ultimate recoverability of the par value. The fair value of off-balance-sheet items is not considered material. Fair value of net loans, time deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion.

5.          BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Land	$8,139	$8,139
Land improvements	1,558	1,558
Building and improvements	23,792	23,164
Leasehold improvements	3,001	3,001
Furniture, fixtures, equipment and software	12,182	8,962
Construction in progress	12	1,441
	48,684	46,265
Less accumulated depreciation and amortization	18,274	15,959
Bank premises and equipment, net	$30,410	$30,306

    Depreciation and amortization expense related to bank premises and equipment for 2021, 2020 and 2019 was $2.4 million, $2.0 million and $2.3 million, respectively.

6. LEASES

The Company leases certain premises and equipment under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At December 31, 2021 and 2020, the Company had operating lease liabilities totaling $6.5 million and $8.2 million, respectively, and right-of-use assets totaling $5.9 million and $7.5 million, respectively, related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the year ended December 31, 2021 and 2020, our net operating lease cost was $2.4 million and $2.9 million, respectively, and was reflected in occupancy expenses on our income statements.

The following table presents supplemental cash flow and other information related to our operating leases:

	For the Year Ended
(in thousands except for percent and period data)	December 31, 2021	December 31, 2020
Other information:
Weighted-average remaining lease term - operating leases, in years	4.4	4.8
Weighted-average discount rate - operating leases	2.5%	2.5%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	December 31, 2021
Lease payments due:
2022	$2,424
2023	1,700
2024	950
2025	421
2026	356
Thereafter	1,080
Total lease payments	6,931
Less: imputed interest	(433)
Lease liabilities	$6,498

As of December 31, 2021 and 2020, the Company did not have any operating leases that have not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

7.          GOODWILL AND INTANGIBLE ASSETS

Goodwill

Primis has recorded $101.9 million of goodwill at December 31, 2021 and 2020. Goodwill is primarily related to the acquisition of other banks.

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Our annual assessment occurs during the third calendar quarter. For the 2021 assessment, we performed a qualitative assessment to determine if it was more likely than not that the fair value of our single reporting unit is less than its carrying amount. We concluded that the fair value of our single reporting unit exceeded its carrying amount and that it was not necessary to perform the quantitative impairment test pursuant to ASC 350-20. Our qualitative assessment considered many factors including, but not limited to, our actual and projected operating performance and profitability, as well as consideration of recent bank merger and acquisition transaction metrics. No impairment was indicated in 2021, 2020 or 2019.

Intangible Assets

Intangible assets were as follows at year end (in thousands):

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable core deposit intangibles	$17,503	$(13,041)	$4,462

	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable core deposit intangibles	$17,503	$(11,677)	$5,826

Estimated amortization expense of intangibles for the years ended December 31 were as follows (in thousands):

2022	$1,325
2023	1,269
2024	1,266
2025	602
Total	$4,462

8.          DEPOSITS

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2021 and 2020 was $128.0 million and $165.7 million, respectively.

At December 31, 2021, the scheduled maturities of time deposits are as follows (in thousands):

2022	$285,223
2023	52,475
2024	14,060
2025	4,317
2026	4,500
Total	$360,575

The following table sets forth the maturities of certificates of deposit of $250 thousand and over as of December 31, 2021 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$20,968	$28,249	$51,850	$26,893	$127,960

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

9.         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at December 31, 2021 and 2020 was $10.0 million and $16.0 million, respectively.

At December 31, 2021 and 2020, we have pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $21.7 million and $31.1 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

Other borrowings consist of the following (in thousands):

	December 31,
	2021	2020

FHLB collateral advances maturing 3/1/2030	$100,000	$100,000
Securities sold under agreements to repurchase	9,962	16,065
Total	$109,962	$116,065

Weighted average interest rate at year end	3.55%	3.55%

    Our FHLB convertible advances of $100.0 million was called on March 1, 2022.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. Residential 1-4 family mortgage loans in the amount of approximately $382.7 million and $390.7 million were pledged as collateral for FHLB advances as of December 31, 2021 and 2020, respectively. HELOCs in the amount of approximately $28.3 million and $37.2 million were pledged as collateral for FHLB advances at December 31, 2021 and 2020, respectively. Commercial mortgage loans in the amount of approximately $155.4 million and $189.0 million were pledged as collateral for FHLB advances as of December 31, 2021 and 2020, respectively. Investment securities in the amount of $3.5 million and $6.4 million were pledged as collateral for FHLB advances at December 31, 2021 and 2020, respectively. At December 31, 2021, Primis Bank had available collateral to borrow an additional $763.2 million from the FHLB.

10.         JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures. At December 31, 2021 and 2020, there was $10.3 million outstanding, net of approximately $600 thousand of debt issuance costs. These securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of December 31, 2021 and 2020, the interest rate was 3.17% and 3.18%, respectively. The dividends paid to holders of these securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At December 31, 2021, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. These notes initially beared interest at 5.875% per annum until January 31, 2022; interest is currently payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At December 31, 2021, all of these notes qualified as Tier 2 capital.

In 2017, the Company assumed a Senior Subordinated Note Purchase Agreement, dated April 22, 2015, entered into with certain institutional accredited investors, pursuant to which $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 was sold to the investors. On February 1, 2021, the Company redeemed all of these notes.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. These notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month Term Secured Overnight Financing Rate, plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. At December 31, 2021, all of these notes qualified as Tier 2 capital.

At December 31, 2021 and 2020, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1.7 million and $1.9 million, respectively.

11.         INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Net deferred tax assets at December 31, 2021 and 2020 consist primarily of the following (in thousands):

	2021	2020
Deferred tax assets:
Allowance for credit losses	$6,522	$8,028
Unearned loan fees and other	1,581	2,583
Other real estate owned write-downs	450	567
Lease liability	1,407	1,779
Federal AMT credit carryforward	—	1,137
Federal low income housing credit carryforward	424	444
Deferred compensation	1,684	1,734
Depreciation	—	274
Other	921	1,012
Total deferred tax assets	12,989	17,558
Deferred tax liabilities:
Right-of-use assets	1,315	1,576
Net unrealized gain on investment securities available-for-sale	247	916
Purchase accounting	930	420
Depreciation	926	—
Total deferred tax liabilities	3,418	2,912
Net deferred tax assets	$9,571	$14,646

No valuation allowance was deemed necessary on deferred tax assets in 2021 or 2020. Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that Primis will generate the necessary taxable income in future periods.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2021, 2020 or 2019. Primis and its subsidiaries file a consolidated U.S. federal income tax return, and Primis files a Virginia state income tax return. Primis Bank files a Maryland and an Arkansas state income tax return. These returns are subject to examination by taxing authorities for all years after 2017.

The provision for income taxes consists of the following for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Current tax expense
Federal	$2,504	$5,319	$4,197
State	163	320	218
Total current tax expense	2,667	5,639	4,415

Deferred tax expense (benefit)
Federal	5,937	(1,294)	1,406
State	117	(117)	71
Total deferred tax expense (benefit)	6,054	(1,411)	1,477
Total income tax expense from continuing operations	8,721	4,228	5,892
Total income tax expense from discontinued operation	64	2,386	185
Total income tax expense	$8,785	$6,614	$6,077

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income for the years ended December 31, 2021, 2020 and 2019 due to the following (in thousands):

	2021	2020	2019
Computed expected tax expense at statutory rate	$8,345	$4,022	$7,991
Increase (decrease) in tax expense resulting from:
Remeasurement of deferred tax assets and liabilities	442	(31)	(1,659)
Low income housing tax credits, net of amortization	39	225	(255)
Income from bank-owned life insurance	(354)	(327)	(357)
State taxes, net	242	200	241
Other, net	7	139	(69)
Total income tax expense from continuing operations	8,721	4,228	5,892
Total income tax expense from discontinued operation	64	2,386	185
Total income tax expense	$8,785	$6,614	$6,077

During 2021, the Company remeasured the beginning of year allowance for credit losses deferred tax asset by $0.4 million, net, to reflect an adjustment in the 2020 adoption of ASU 2016-13. During 2019, the Company completed its formal assessment of the Section 382 limitation and rebooked $1.2 million deferred tax asset stemming from a $5.5 million acquired net operating loss carryforward that was written off in the fourth quarter of 2018. Additionally, the Company remeasured the depreciation deferred tax liability by $0.6 million, net, to reflect a 2018 adjustment to the assets held for sale not previously included.

12.         EMPLOYEE BENEFITS

Primis has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by Primis. Expense for 2021, 2020 and 2019 was $995 thousand, $795 thousand and $704 thousand, respectively.

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

The expense incurred for the deferred compensation plans in 2021, 2020 and 2019 was $361 thousand, $1.3 million and $1.2 million, respectively. The deferred compensation plan liability was $7.8 million and $8.0 million as of December 31, 2021 and 2020, respectively.

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

A summary of stock option activity for 2021 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	450,800	$10.50	3.8	$727
Forfeited	(1,500)	11.99
Expired	(6,500)	11.14
Exercised	(159,000)	9.60
Options outstanding, end of period	283,800	$10.98	2.2	$1,153

Exercisable at end of period	283,800	$10.98	2.2	$1,153

Stock-based compensation expense associated with stock options was zero, $188 thousand and $62 thousand for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for 2021 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	96,300	$14.17	3.8
Granted	55,250	14.96
Vested	(46,300)	15.05
Forfeited	(7,200)	12.11
Unvested restricted stock outstanding, end of period	98,050	$14.58	3.3

Stock-based compensation expense for time vested restricted stock awards totaled $747 thousand, $1.4 million and $370 thousand for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, unrecognized compensation expense associated with restricted stock awards was $1.1 million, which is expected to be recognized over a weighted average period of 3.3 years.

A summary of performance-based restricted stock units (the “Units”) for 2021 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	—	$—	—
Granted	59,335	15.00
Vested	—	—
Forfeited	—	—
Unvested Units outstanding, end of period	59,335	$15.00	4.0

During 2021, the Company issued 59,335 non-transferrable Units convertible, on a one-on-one basis, into shares of stock to eligible employees, granted pursuant to and subject to the provisions of the 2017 Plan.

These Units are subject to service and performance conditions. These Units vest based on the achievement of both conditions. Achievement of the performance condition will be determined at the end of the five-year performance period (the “Performance Period”) by evaluating the: 1) Company’s adjusted earnings per share compound annual growth measured for the Performance Period and 2) performance factor achieved. Payouts between performance levels will be determined based on straight line interpolation.

At December 31, 2021, there were 59,335 of these Units unvested and outstanding. The Company did not recognize any stock-based compensation expense associated with these Units for the year ended December 31, 2021 because it is not probable that these Units will vest. The grant date fair value of these Units was $15.00 per Unit. The potential unrecognized compensation expense associated with these Units is $1.3 million at December 31, 2021.

14.         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Financial Instruments with off-balance sheet risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $13.1 million and $15.9 million as of December 31, 2021 and 2020, respectively.

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2021	2020
Balance as of January 1	$740	$—
Impact of adopting ASU 2016-13	—	360
Credit loss expense	237	380
Balance as of December 31	$977	$740

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

At December 31, 2021 and 2020, we had unfunded lines of credit and undisbursed construction loan funds totaling $411.0 million and $355.3 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Primis also had commitments on the subscription agreements entered into for the investments in non-marketable equity securities of $3.5 million at December 31, 2021.

15.         EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2021, 2020 and 2019 (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2021
Basic EPS from continuing operations	$31,018	24,438	$1.27
Effect of dilutive stock options and unvested restricted stock	—	163	(0.01)
Diluted EPS from continuing operations	$31,018	24,601	$1.26

Basic EPS from discontinued operation	$230	24,438	$0.01
Effect of dilutive stock options and unvested restricted stock	—	163	—
Diluted EPS from discontinued operation	$230	24,601	$0.01

For the year ended December 31, 2020
Basic EPS from continuing operations	$14,884	24,239	$0.61
Effect of dilutive stock options and unvested restricted stock	—	124	—
Diluted EPS from continuing operations	$14,884	24,363	$0.61

Basic EPS from discontinued operation	$8,403	24,239	$0.35
Effect of dilutive stock options and unvested restricted stock	—	124	—
Diluted EPS from discontinued operation	$8,403	24,363	$0.35

For the year ended December 31, 2019
Basic EPS from continuing operations	$32,161	24,050	$1.34
Effect of dilutive stock options and unvested restricted stock	—	275	(0.02)
Diluted EPS from continuing operations	$32,161	24,325	$1.32

Basic EPS from discontinued operation	$1,006	24,050	$0.04
Effect of dilutive stock options and unvested restricted stock	—	275	—
Diluted EPS from discontinued operation	$1,006	24,325	$0.04

    The Company did not have any anti-dilutive options as of December 31, 2021 and 2019 and had 226,300 anti-dilutive options as of December 31, 2020.

16.         REGULATORY MATTERS

Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2021, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Primis Financial Corp.
Leverage ratio	$314,353	9.41%	$133,664	4.00%	n/a	n/a
Common equity tier 1 capital ratio	304,353	13.09%	104,598	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	314,353	13.52%	139,464	6.00%	n/a	n/a
Total risk-based capital ratio	430,421	18.52%	185,952	8.00%	n/a	n/a

Primis Bank
Leverage ratio	$372,076	11.14%	$137,890	4.00%	$114,973	5.00%
Common equity tier 1 capital ratio	372,076	16.18%	103,476	4.50%	149,465	6.50%
Tier 1 risk-based capital ratio	372,076	16.18%	137,968	6.00%	183,957	8.00%
Total risk-based capital ratio	400,836	17.43%	183,957	8.00%	229,947	10.00%

December 31, 2020
Primis Bank
Leverage ratio	$334,540	11.25%	$124,046	4.00%	$105,642	5.00%
Common equity tier 1 capital ratio	334,540	15.83%	95,078	4.50%	137,334	6.50%
Tier 1 risk-based capital ratio	334,540	15.83%	126,770	6.00%	169,027	8.00%
Total risk-based capital ratio	361,073	17.09%	169,027	8.00%	211,284	10.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had capital conservation buffer of 9.43% at December 31, 2021, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions. Primis Financial Corp. was not subject to various regulatory capital requirements administered by the federal banking agencies in 2020 as Primis did not meet the asset-sized threshold requirement in 2020.

Primis Bank’s capital position is consistent with being well-capitalized under the regulatory framework for prompt corrective action.

17.         PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Primis Financial Corp. follows (in thousands):

CONDENSED BALANCE SHEETS

DECEMBER 31,

	2021	2020
ASSETS
Cash	$23,517	$59,318
Investment in subsidiary	479,855	446,116
Preferred investment in mortgage company	3,064	—
Investments in non-marketable equity securities	430	—
Other assets	2,681	2,060
Total assets	$509,547	$507,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Junior subordinated debt - long term	$9,731	$9,682
Senior subordinated notes - long term	85,297	105,647
Other liabilities	2,638	1,611
Total liabilities	97,666	116,940
Stockholders' equity:
Common stock	245	243
Additional paid in capital	311,127	308,870
Retained earnings	99,397	77,956
Accumulated other comprehensive income	1,112	3,485
Total stockholders' equity	411,881	390,554
Total liabilities and stockholders' equity	$509,547	$507,494

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2021	2020	2019
Income:
Cash dividends received from bank subsidiary	$—	$2,500	$13,300
Gain on debt extinguishment	573	—	—
Total income	573	2,500	13,300
Expenses:
Interest on junior subordinated debt	355	426	589
Interest on senior subordinated notes	5,127	3,909	2,847
Other operating expenses	1,236	841	726
Total expenses	6,718	5,176	4,162
Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	(6,145)	(2,676)	9,138
Income tax benefit	(1,280)	(1,084)	(862)
Equity in undistributed net income of subsidiaries	36,113	24,879	23,167
Net income	$31,248	$23,287	$33,167

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2021	2020	2019
Operating activities:
Net income	$31,248	$23,287	$33,167
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Equity in undistributed net income of subsidiaries	(36,113)	(27,379)	(36,467)
Gain on debt extinguishment	(573)	—	—
Other, net	1,426	8,766	(666)
Net cash and cash equivalents provided by (used in) in operating activities	(4,012)	4,674	(3,966)
Investing activities:
Increase in preferred investment in mortgage company	(3,064)	—	—
Increase in non-marketable equity securities investments	(430)	—	—
Dividend from subsidiaries	—	2,500	13,300
Net cash and cash equivalents provided by (used in) investing activities	(3,494)	2,500	13,300
Financing activities:
Issuance of subordinated notes, net of cost	—	58,600	—
Extinguishment of subordinated debt	(20,000)	—	—
Proceeds from exercised stock options	1,526	574	670
Repurchase of restricted stock	(14)	—	—
Cash dividends paid on common stock	(9,807)	(9,737)	(8,690)
Net cash and cash equivalents provided by (used in) financing activities	(28,295)	49,437	(8,020)
Net change in cash and cash equivalents	(35,801)	56,611	1,314
Cash and cash equivalents at beginning of period	59,318	2,707	1,393
Cash and cash equivalents at end of period	$23,517	$59,318	$2,707

18.         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax (in thousands):

	Balance at	Current Period	Balance at
	December 31, 2020	Change	December 31, 2021
Unrealized gain (loss) on investment securities available-for-sale	$3,485	$(2,373)	$1,112
Total	$3,485	$(2,373)	$1,112

19.         RELATED PARTY TRANSACTIONS

Prior to December 31, 2021, STM was a related party of the Company. The Company continues to have a financial relationship with STM but STM is no longer a related party. The following table summarizes the changes in the loan amount outstanding with STM during the periods indicated, during which STM was considered a related party (in thousands):

	2021	2020
Balance at January 1,	$30,771	$26,760
Principal advances	373,151	441,044
Principal paid	(366,443)	(437,033)
Transfers (out) of related party status	(37,479)	—
Balance at December 31,	$—	$30,771

We purchased loans in an aggregate amount of $30.8 million and $80.6 million during 2021 and 2020, respectively, from STM.

During the year, officers, directors, principal shareholders, and their affiliates (related parties) were customers of and had transactions with the Company. Loan activity to related parties is as follows (in thousands):

2021
Balance at January 1,	$22,709
Principal advances	21,021
Principal paid	(5,250)
Transfers in (out) of related party status	2,115
Balance at December 31,	$40,595

Primis has also entered into deposit transactions with its related parties including STM. The aggregate amount of these deposit accounts were $22.4 million (not including STM) and $25.2 million (including STM) as of December 31, 2021 and 2020, respectively.

20.         LOW INCOME HOUSING TAX CREDITS

The general purpose of housing equity funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were carried at $4.2 million and $5.1 million at December 31, 2021 and 2020, respectively. These investments and related tax benefits have expected terms through 2034, with the majority maturing by 2027. Tax credits, net of amortization recognized related to these investments during the years ended December 31, 2021 and 2020 were $(39) thousand and $(225) thousand, respectively. Total projected tax credits to be received for 2021 are $446 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $0.4 million and $2.9 million at December 31, 2021 and 2020, respectively, and are accrued for in other liabilities on the consolidated balance sheets.

21. SUBSEQUENT EVENT

On January 27, 2022, Primis’ board of directors approved the plan of branch closings and consolidation. The Company anticipates seven branch consolidations and three branch closings throughout 2022. The Company cannot estimate the potential financial impact of the plan of branch closings and consolidation.

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

(b) Management’s Report on Internal Control Over Financial Reporting. Management of Primis Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for Primis Financial Corp. (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Primis Financial Corp. conducted an evaluation of the effectiveness of our internal control over Primis’ financial reporting as of December 31, 2021 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2021.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions "Election of Directors,” "Continuing Directors and Executive Officers," "Corporate Governance — Committees of the Board of Directors— Audit Committee,” "Corporate Governance —  Director Nominations Process" and "Corporate Governance — Code of Ethics" in Primis Financial Corp.’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after December 31, 2021 pursuant to Regulation 14A under the Exchange Act (the "2022 Proxy Statement"), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the captions "Executive Compensation and Other Matters," "Director Compensation" and "Compensation Committee Report on Executive Compensation" in the 2022 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders" in the 2022 Proxy Statement is incorporated herein by reference in response to this item.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information under the captions "Corporate Governance — Director Independence" and "Certain Relationships and Related Party Transactions" in the 2022 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The Independent Registered Public Accounting Firm is Dixon Hughes Goodman LLP (PCAOB Firm ID No. 57) located in Greenville, North Carolina. The information under the caption "Fees and Services of Independent Registered Public Accounting Firm" in the 2022 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)     Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2021 and 2020

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows -Years ended December 31, 2021, 2020 and 2019

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

Exhibit No.	Description
3.5	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Primis Financial Corp.’s Current Report on Form 8-K filed on March 31, 2021)
4.1

Specimen Stock Certificate of Southern National (incorporated herein by reference to Exhibit 4.1 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1 (Registration No. 333-136285))

4.2	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.2 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1 (Registration No. 333-136285))
4.3

Form of Amendment to Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1 (Registration No. 333-136285))

4.4

Form of 5.875% Fixed-to-Floating Rate Subordinated Notes due January 31, 2027 (incorporated herein by reference to Exhibit 10.1 to Primis Financial Corp.’s (formerly Southern National’s) Current Report on Form 8-K filed on January 24, 2017)

4.5*	Description of Registrant’s Securities

Certain instruments relating to long-term debt as to which the total amount of securities authorized there under does not exceed 10% of the total assets of Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

4.6

Subordinated Indenture, dated as of August 25, 2020, between Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.1 to Primis Financial Corp.’s (formerly Southern National’s) Current Report on Form 8-K filed on August 25, 2020)

4.7

First Supplemental Indenture, dated as of August 25, 2020, between Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.2 to Primis Financial Corp.’s (formerly Southern National’s) Current Report on Form 8-K filed on August 25, 2020)

4.8	Form of 5.40% Fixed-to-Floating Rate Subordinated Notes due 2030 (included in Exhibit 4.7)
10.1+

Form of Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1/A filed on October 29, 2009 (Registration No. 333-162467))

10.2+

Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) 2010 Stock Awards and Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-8 (Registration No. 333-166511))

10.3+

Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) 2017 Equity Compensation Plan (incorporated herein by reference to Appendix A of Primis Financial Corp.’s (formerly Southern National’s) Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 11, 2017)

Exhibit No.	Description
10.4+

Form of Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-8 (Registration No. 333-166511))

10.5+

Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.9 to Primis Financial Corp.’s (formerly Southern National’s) Current Report on Form 8-K filed on June 26, 2017)

10.6+

Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) Executive Severance Plan (incorporated herein by reference to Exhibit 10.10 to Primis Financial Corp.’s (formerly Southern National’s) Current Report on Form 8-K filed on June 26, 2017)

10.7+

Form of Subordinated Note Purchase Agreement, dated January 20, 2017 (incorporated herein by reference to Exhibit 10.1 to Primis Financial Corp.’s (formerly Southern National’s) Current Report on Form 8-K filed on January 24, 2017)

10.8+

Employment Agreement, dated as of February 28, 2019, by and between George C. Sheflett and Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) (incorporated herein by reference to Exhibit 10.1 to Primis Financial Corp.’s (formerly Southern National’s) Quarterly Report on Form 10-Q filed on May 9, 2019)

10.9+

Employment Agreement, dated as of February 20, 2020, by and between Dennis J. Zember, Jr. and Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) (incorporated herein by reference to Exhibit 10.2 to Primis Financial Corp.’s (formerly Southern National’s) Quarterly Report on Form 10-Q filed on May 8, 2020)

10.10+

Executive Employment Agreement, dated as of April 29, 2020, by and between Stephen B. Weber and Primis Financial Corp. (formerly Southern National) (incorporated herein by reference to Exhibit 10.1 to Primis Financial Corp.’s Quarterly Report on Form 10-Q filed on May 10, 2021)

10.11+

Change in Control Severance Agreement, dated as of June 1, 2020, by and between Mike Tyler and Primis Financial Corp. (formerly Southern National) (incorporated herein by reference to Exhibit 10.2 to Primis Financial Corp.’s Quarterly Report on Form 10-Q filed on May 10, 2021)

10.12+

Executive Employment Agreement, dated as of January 10, 2021, by and between Matthew Switzer and Primis Financial Corp. (formerly Southern National) (incorporated herein by reference to Exhibit 10.3 to Primis Financial Corp.’s Quarterly Report on Form 10-Q filed on May 10, 2021)

10.13+*	Executive Employment Agreement, dated as of June 16, 2021, by and between Tyler Stafford and Primis Financial Corp.
10.14+*	Executive Employment Agreement, dated as of September 13, 2021, by and between Ann-Stanton C. Gore and Primis Financial Corp.
21.0*	Subsidiaries of the Registrant
23.1*	Consent of Dixon Hughes Goodman LLP
23.2*	Consent of Richey, May & Co., LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit No.	Description
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1**

Financial Statements of Southern Trust Mortgage, LLC as of and for the year ended December 31, 2021 (unaudited) and Financial Statements of Southern Trust Mortgage, LLC as of and for the years ended December 31, 2020 and 2019 together with Report of Independent Registered Public Accounting Firm thereon as of and for the years ended December 31, 2020 and 2019; a former mortgage affiliate of the Company.

101

The following materials from Primis Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Extensible Business Reporting Language (Inline XBRL), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	The cover page from Primis Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.

+     Management contract or compensatory plan or arrangement

*     Filed herewith

**   Furnished herewith

Item 16. - Form 10-K Summary

None.

Primis Financial Corp. will furnish, upon written request, a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Matthew Switzer, Executive Vice President and Chief Financial Officer

Primis Financial Corp.

10900 Nuckols Road, Suite 325

Glen Allen, Virginia 23060

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primis Financial Corp.

By:	/s/ Dennis J. Zember, Jr.	Date: March 14, 2022
Dennis J. Zember, Jr.
President and Chief Executive Officer

By:	/s/ Matthew Switzer	Date: March 14, 2022
Matthew Switzer
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2022 Signature	Title

/s/ Dennis J. Zember, Jr.	President and Chief Executive Officer, Director
Dennis J. Zember, Jr.

/s/ John F. Biagas	Director
John F. Biagas

/s/ Robert Y. Clagett	Director
Robert Y. Clagett

/s/ W. Rand Cook	Director
W. Rand Cook

/s/ Deborah Diaz	Director
Deborah Diaz

/s/ F. L. Garrett, III	Director
F. L. Garrett, III

/s/ Eric A. Johnson	Director
Eric A. Johnson

/s/ Charles A. Kabbash	Director

Charles A. Kabbash

/s/ Dr. Allen R. Jones Jr.	Director

Dr. Allen R. Jones Jr.

/s/ John M. Eggemeyer	Director

John M. Eggemeyer