Form 10-Q
period 2022-03-31
Primis Financial Corp.
filed 2022-05-10
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Yes ☐ No ☒

As of May 2, 2022, there were 24,622,739 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

March 31, 2022

PRIMIS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)	*
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$7,220	$8,380
Interest-bearing deposits in other financial institutions	291,010	521,787
Total cash and cash equivalents	298,230	530,167

Securities available-for-sale, at fair value	271,626	271,332

Securities held-to-maturity, at amortized cost (fair value of $15,927 and $23,364, respectively)	16,138	22,940

Total loans	2,393,669	2,339,986
Less allowance for credit losses	(29,379)	(29,105)
Net loans	2,364,290	2,310,881
Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	11,927	15,521
Bank premises and equipment, net	29,872	30,410
Operating lease right-of-use assets	5,305	5,866
Goodwill	101,954	101,954
Core deposit intangibles, net	4,121	4,462
Bank-owned life insurance	67,099	66,724
Other real estate owned	1,041	1,163
Deferred tax assets, net	12,380	9,571
Other assets	35,893	36,362
Total assets	$3,219,876	$3,407,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$559,682	$530,282
Interest-bearing deposits:
NOW accounts	730,235	849,738
Money market accounts	831,580	799,759
Savings accounts	225,291	222,862
Time deposits	339,456	360,575
Total interest-bearing deposits	2,126,562	2,232,934
Total deposits	2,686,244	2,763,216

Securities sold under agreements to repurchase - short term	11,231	9,962
FHLB advances	—	100,000
Junior subordinated debt - long term	9,743	9,731
Senior subordinated notes - long term	85,356	85,297
Operating lease liabilities	5,897	6,498
Other liabilities	17,210	20,768
Total liabilities	2,815,681	2,995,472
Commitments and contingencies (See Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,622,739 and 24,574,619 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	245	245
Additional paid in capital	311,872	311,127
Retained earnings	101,533	99,397
Accumulated other comprehensive income (loss)	(9,455)	1,112
Total stockholders' equity	404,195	411,881
Total liabilities and stockholders' equity	$3,219,876	$3,407,353

* Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Interest and dividend income:
Interest and fees on loans	$24,749	$28,957
Interest and dividends on taxable securities	1,325	919
Interest and dividends on tax exempt securities	105	123
Interest and dividends on other earning assets	406	309
Total interest and dividend income	26,585	30,308
Interest expense:
Interest on deposits	2,373	3,816
Interest on repurchase agreements	13	26
Interest on other borrowings	1,345	1,511
Total interest expense	3,731	5,353
Net interest income	22,854	24,955
Provision for (recovery of) credit losses	99	(1,372)
Net interest income after (recovery of) provision for credit losses	22,755	26,327

Noninterest income:
Account maintenance and deposit service fees	1,351	1,664
Income from bank-owned life insurance	375	386
Other noninterest income	364	299
Total noninterest income	2,090	2,349

Noninterest expenses:
Salaries and benefits	9,625	9,372
Occupancy expenses	1,457	1,539
Furniture and equipment expenses	1,100	816
Amortization of core deposit intangible	341	341
Virginia franchise tax expense	813	675
Data processing expense	1,490	799
Telephone and communication expense	382	522
Net gain on other real estate owned	(59)	(60)
Professional fees	1,094	1,134
Other operating expenses	2,744	2,885
Total noninterest expenses	18,987	18,023
Income from continuing operations before income taxes	5,858	10,653
Income tax expense	1,265	2,301
Income from continuing operations	4,593	8,352
Income from discontinued operation before income taxes	—	1,315
Income tax expense	—	284
Income from discontinued operation	—	1,031
Net income	$4,593	$9,383
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	$(13,376)	$(1,736)
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	—	189
Net unrealized loss	(13,376)	(1,547)
Tax effect	(2,809)	(325)
Other comprehensive loss	(10,567)	(1,222)
Comprehensive income (loss)	$(5,974)	$8,161
Earnings per share from continuing operations, basic	$0.19	$0.35
Earnings per share from discontinued operation, basic	$0.00	$0.04
Earnings per share from continuing operations, diluted	$0.19	$0.34
Earnings per share from discontinued operation, diluted	$0.00	$0.04

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31, 2022
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (loss)	Total
Balance December 31, 2021	$245	$311,127	$99,397	$1,112	$411,881
Net income	—	—	4,593	—	4,593
Changes in other comprehensive loss on investment securities (net of tax benefit, $2,809)	—	—	—	(10,567)	(10,567)
Dividends on common stock ($0.10 per share)	—	—	(2,457)	—	(2,457)
Repurchase of restricted stock	—	(6)	—	—	(6)
Stock-based compensation expense	—	751	—	—	751
Balance - March 31, 2022	$245	$311,872	$101,533	$(9,455)	$404,195

	For the Three Months Ended March 31, 2021
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance December 31, 2020	$243	$308,870	$77,956	$3,485	$390,554
Net income	—	—	9,383	—	9,383
Changes in other comprehensive income on investment securities (net of tax benefit, $325)	—	—	—	(1,222)	(1,222)
Dividends on common stock ($0.10 per share)	—	—	(2,442)	—	(2,442)
Stock options exercised	1	1,237	—	—	1,238
Repurchase of restricted stock	—	(7)	—	—	(7)
Stock-based compensation expense	—	482	—	—	482
Balance - March 31, 2021	$244	$310,582	$84,897	$2,263	$397,986

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating activities:
Net income from continuing operations	$4,593	$8,352
Adjustments to reconcile net income from continuing operations to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,596	1,603
Net amortization (accretion) of premiums and discounts	166	(43)
Provision for (recovery of) for credit losses	99	(1,372)
Earnings on bank-owned life insurance	(375)	(380)
Stock-based compensation expense	751	482
Gain on bank-owned life insurance death benefit	—	(6)
Gain on other real estate owned	(59)	(60)
Provision (benefit) for deferred income taxes	—	(39)
Net decrease in other assets	469	2,337
Net decrease in other liabilities	(4,197)	(2,025)
Net cash and cash equivalents provided by operating activities from continuing operations	3,043	8,849
Investing activities:
Purchases of available-for-sale investment securities	(22,585)	(28,155)
Proceeds from paydowns, maturities and calls of available-for-sale investment securities	8,516	9,096
Proceeds from paydowns, maturities and calls of held-to-maturity investment securities	6,775	7,632
Net decrease of FRB and FHLB stock	3,594	1,406
Net (increase) decrease in loans	(53,248)	49,678
Proceeds from bank-owned life insurance death benefit	—	225
Proceeds from sales of other real estate owned, net of improvements	181	882
Purchases of bank premises and equipment	(47)	(383)
Net cash and cash equivalents provided by (used in) investing activities from continuing operations	(56,814)	40,381
Financing activities:
Net (decrease) increase in deposits	(76,972)	255,980
Cash dividends paid on common stock	(2,457)	(2,442)
Proceeds from exercised stock options	—	1,238
Repurchase of restricted stock	(6)	(7)
Extinguishment of senior subordinated notes	—	(20,000)
Repayment of FHLB advances	(100,000)	—
Increase in securities sold under agreements to repurchase	1,269	380
Net cash and cash equivalents provided by (used in) financing activities from continuing operations	(178,166)	235,149
Net change in cash and cash equivalents from continuing operations	(231,937)	284,379

Cash flows used in discontinued operation:
Net cash and cash equivalents used in operating activities	—	(284)
Net change in cash and cash equivalents from discontinued operation	—	(284)

Net change in cash and cash equivalents	(231,937)	284,095
Cash and cash equivalents at beginning of period	530,167	196,185
Cash and cash equivalents at end of period	$298,230	$480,280
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$4,259	$6,964
Income taxes	5	55

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

1.      ACCOUNTING POLICIES

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses.

At March 31, 2022, Primis Bank had forty full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Thirty-five full-service retail branches are in Virginia and five full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has administrative offices in Warrenton, Virginia and Glen Allen, Virginia. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Discontinued Operation

Primis Bank had an interest in one mortgage company, Southern Trust Mortgage, LLC (“STM”). Prior to December 31, 2021, Primis Bank owned 43.28% and 100% of STM’s common and preferred stock, respectively, and STM was considered an unconsolidated affiliate of the Company. On September 23, 2021, Primis Bank entered into an agreement with STM, whereby STM agreed to purchase all of the Bank's common membership interests and a portion of the Bank's preferred interests in STM for a combination of $1.6 million in cash and a promissory note for $8.5 million. The transaction closed on December 31, 2021. Upon closing, STM continued to be a borrower of the Bank, but the Bank is no longer a minority owner of STM and STM is no longer considered an affiliate of the Company. The Company still holds 100% of STM’s preferred stock at March 31, 2022 but no longer has a position on STM’s board of directors and STM no longer represents a reportable operating segment of the Company.

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

Basis of Presentation

The unaudited consolidated financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Primis’ Annual Report on Form 10-K for the year ended December 31, 2021.

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

Recent Accounting Pronouncements

New Accounting Standards Not Yet Adopted:

In March 2022, FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-402 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under Accounting Standards Codification (“ASC”) 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. Early adoption is permitted. Primis is currently in the process of evaluating the impact of adopting the new guidance on its consolidated financial statements and disclosures.

2.      INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
March 31, 2022
Residential government-sponsored mortgage-backed securities	$127,180	$102	$(6,532)	$120,750
Obligations of states and political subdivisions	34,852	172	(1,988)	33,036
Corporate securities	16,000	147	(24)	16,123
Collateralized loan obligations	5,026	—	(48)	4,978
Residential government-sponsored collateralized mortgage obligations	23,137	25	(594)	22,568
Government-sponsored agency securities	17,683	3	(1,433)	16,253
Agency commercial mortgage-backed securities	51,843	81	(1,809)	50,115
SBA pool securities	7,873	19	(89)	7,803
Total	$283,594	$549	$(12,517)	$271,626

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2021
Residential government-sponsored mortgage-backed securities	$122,506	$740	$(636)	$122,610
Obligations of states and political subdivisions	30,728	755	(252)	31,231
Corporate securities	13,000	685	—	13,685
Collateralized loan obligations	5,026	—	(16)	5,010
Residential government-sponsored collateralized mortgage obligations	19,671	297	(161)	19,807
Government-sponsored agency securities	17,671	32	(215)	17,488
Agency commercial mortgage-backed securities	52,452	513	(298)	52,667
SBA pool securities	8,870	48	(84)	8,834
Total	$269,924	$3,070	$(1,662)	$271,332

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
March 31, 2022
Residential government-sponsored mortgage-backed securities	$12,553	$4	$(238)	$—	$12,319
Obligations of states and political subdivisions	3,123	35	(11)	—	3,147
Residential government-sponsored collateralized mortgage obligations	462	5	(6)	—	461
Total	$16,138	$44	$(255)	$—	$15,927

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2021
Residential government-sponsored mortgage-backed securities	$13,616	$296	$(1)	$—	$13,911
Obligations of states and political subdivisions	3,805	93	—	—	3,898
Residential government-sponsored collateralized mortgage obligations	519	13	—	—	532
Government-sponsored agency securities	5,000	23	—	—	5,023
Total	$22,940	$425	$(1)	$—	$23,364

During the three months ended March 31, 2022 and 2021, $22.6 million and $28.2 million, respectively, of available-for-sale investment securities were purchased. No held-to-maturity investments were purchased during the three months ended March 31, 2022 and 2021. No investment securities were sold during the three months ended March 31, 2022 and 2021.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2022, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$—	$—	$404	$407
Due in one to five years	11,008	10,619	865	881
Due in five to ten years	26,566	26,113	1,519	1,524
Due after ten years	35,987	33,658	335	335
Residential government-sponsored mortgage-backed securities	127,180	120,750	12,553	12,319
Residential government-sponsored collateralized mortgage obligations	23,137	22,568	462	461
Agency commercial mortgage-backed securities	51,843	50,115	—	—
SBA pool securities	7,873	7,803	—	—
Total	$283,594	$271,626	$16,138	$15,927

Investment securities with a carrying amount of approximately $169.5 million and $180.7 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of March 31, 2022, Primis did not have any allowance for credit losses on held-to-maturity securities.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
March 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$104,457	$(6,162)	$4,171	$(370)	$108,628	$(6,532)
Obligations of states and political subdivisions	15,774	(1,325)	5,059	(663)	20,833	(1,988)
Corporate securities	976	(24)	—	—	976	(24)
Collateralized loan obligations	4,978	(48)	—	—	4,978	(48)
Residential government-sponsored collateralized mortgage obligations	14,553	(371)	3,003	(223)	17,556	(594)
Government-sponsored agency securities	14,750	(1,433)	—	—	14,750	(1,433)
Agency commercial mortgage-backed securities	26,892	(1,611)	1,926	(198)	28,818	(1,809)
SBA pool securities	978	(13)	4,208	(76)	5,186	(89)
Total	$183,358	$(10,987)	$18,367	$(1,530)	$201,725	$(12,517)

	Less than 12 months		12 Months or More		Total
March 31, 2022	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$11,545	$(237)	$119	$(1)	$11,664	$(238)
Obligations of states and political subdivisions	422	(11)	—	—	422	(11)
Residential government-sponsored collateralized mortgage obligations	256	(6)	—	—	256	(6)
Total	$12,223	$(254)	$119	$(1)	$12,342	$(255)

	Less than 12 months		12 Months or More		Total
December 31, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$84,123	$(636)	$—	$—	$84,123	$(636)
Obligations of states and political subdivisions	14,472	(252)	—	—	14,472	(252)
Collateralized loan obligations	5,010	(16)	—	—	5,010	(16)
Residential government-sponsored collateralized mortgage obligations	5,589	(161)	—	—	5,589	(161)
Government-sponsored agency securities	15,956	(215)	—	—	15,956	(215)
Agency commercial mortgage-backed securities	20,786	(194)	2,027	(104)	22,813	(298)
SBA pool securities	—	—	4,544	(84)	4,544	(84)
Total	$145,936	$(1,474)	$6,571	$(188)	$152,507	$(1,662)

	Less than 12 months		12 Months or More		Total
December 31, 2021	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$324	$(1)	$324	$(1)
Total	$—	$—	$324	$(1)	$324	$(1)

Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022 and 2021 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains on	Held-to-Maturity
For the three months ended March 31, 2022	Available-for-Sale	Securities	Total
Beginning balance	$1,112	$—	$1,112
Current period other comprehensive income (loss)	(10,567)	—	(10,567)
Ending balance	$(9,455)	$—	$(9,455)

	Unrealized Holding
	Gains on	Held-to-Maturity
For the three months ended March 31, 2021	Available-for-Sale	Securities	Total
Beginning balance	$3,636	(151)	$3,485
Current period other comprehensive income	(1,371)	149	(1,222)
Ending balance	$2,265	$(2)	$2,263

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Loans secured by real estate:
Commercial real estate - owner occupied	$404,957	$387,703
Commercial real estate - non-owner occupied	613,282	588,000
Secured by farmland	7,527	8,612
Construction and land development	116,288	121,444
Residential 1-4 family	574,688	547,560
Multi-family residential	152,266	164,071
Home equity lines of credit	72,410	73,846
Total real estate loans	1,941,418	1,891,236

Commercial loans	335,537	301,980
Paycheck Protection Program loans	31,404	77,319
Consumer loans	77,383	60,996
Total Non-PCD loans	2,385,742	2,331,531
PCD loans	7,927	8,455
Total loans	$2,393,669	$2,339,986

The accounting policy related to the allowance for credit losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the inherent probable losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $10.0 million and $10.8 million at March 31, 2022 and December 31, 2021, respectively, and is included in other assets in the consolidated balance sheets.

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, we consider the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to our collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

The following tables present the aging of the recorded investment in past due loans by class of loans as of March 31, 2022 and December 31, 2021 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
March 31, 2022	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$304	$—	$—	$304	$404,653	$404,957
Commercial real estate - non-owner occupied	—	—	—	—	613,282	613,282
Secured by farmland	790	—	—	790	6,737	7,527
Construction and land development	19	—	4,575	4,594	111,694	116,288
Residential 1-4 family	9,515	503	154	10,172	564,516	574,688
Multi- family residential	—	—	—	—	152,266	152,266
Home equity lines of credit	375	—	329	704	71,706	72,410
Commercial loans	1,386	—	1,243	2,629	332,908	335,537
Paycheck Protection Program loans	98	553	1,837	2,488	28,916	31,404
Consumer loans	66	11	—	77	77,306	77,383
Total Non-PCD loans	12,553	1,067	8,138	21,758	2,363,984	2,385,742
PCD loans	1,424	12	—	1,436	6,491	7,927
Total	$13,977	$1,079	$8,138	$23,194	$2,370,475	$2,393,669

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2021	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$194	$346	$—	$540	$387,163	$387,703
Commercial real estate - non-owner occupied	—	—	—	—	588,000	588,000
Secured by farmland	791	—	—	791	7,821	8,612
Construction and land development	204	131	4,575	4,910	116,534	121,444
Residential 1-4 family	9,384	254	137	9,775	537,785	547,560
Multi- family residential	—	—	—	—	164,071	164,071
Home equity lines of credit	331	—	171	502	73,344	73,846
Commercial loans	387	—	1,246	1,633	300,347	301,980
Paycheck Protection Program loans	4,954	8,559	283	13,796	63,523	77,319
Consumer loans	193	130	2	325	60,671	60,996
Total Non-PCD loans	16,438	9,420	6,414	32,272	2,299,259	2,331,531
PCD loans	1,717	—	—	1,717	6,738	8,455
Total	$18,155	$9,420	$6,414	$33,989	$2,305,997	$2,339,986

The amortized cost, by class, of loans and leases on nonaccrual status at March 31, 2022 and December 31, 2021, were as follows (in thousands):

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
March 31, 2022	or More	Past Due	Loans (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$830	$830	$830
Secured by farmland	—	811	811	811
Construction and land development	4,575	32	4,607	4,607
Residential 1-4 family	154	572	726	726
Multi- family residential	—	4,226	4,226	4,226
Home equity lines of credit	329	247	576	576
Commercial loans	1,243	454	1,697	724
Paycheck Protection Program loans	20	—	20	20
Consumer loans	—	12	12	7
Total Non-PCD loans	6,321	7,184	13,505	12,527
PCD loans	—	1,436	1,436	—
Total	$6,321	$8,620	$14,941	$12,527

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
December 31, 2021	or More	Past Due	Loans (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$842	$842	$842
Secured by farmland	—	836	836	836
Construction and land development	4,575	34	4,609	4,609
Residential 1-4 family	137	411	548	548
Multi- family residential	—	4,301	4,301	4,301
Home equity lines of credit	171	253	424	424
Commercial loans	1,246	476	1,722	745
Consumer loans	2	16	18	10
Total Non-PCD loans	6,131	7,169	13,300	12,315
PCD loans	—	1,729	1,729	—
Total	$6,131	$8,898	$15,029	$12,315
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $2.7 million and $1.1 million at March 31, 2022 and December 31, 2021, respectively.
(2)	Nonaccrual loans with no credit loss allowance include SBA guaranteed amounts totaling $0.8 million and $1.1 million at March 31, 2022 and December 31, 2021, respectively.

We had $1.8 million and $0.3 million of PPP loans greater than 90 days past due and still accruing at March 31, 2022 and December 31, 2021, respectively.

The following table presents nonaccrual loans as of March 31, 2022 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$469	$—	$361	$—	$—	$830
Secured by farmland	—	—	—	21	—	659	131	—	811
Construction and land development	—	—	—	4,575	—	32	—	—	4,607
Residential 1-4 family	—	—	—	—	—	451	—	274	725
Multi- family residential	—	—	—	—	—	4,226	—	—	4,226
Home equity lines of credit	—	—	—	—	—	—	553	24	577
Commercial loans	—	—	8	—	236	295	1,158	—	1,697
Paycheck Protection Program loans	—	20	—	—	—	—	—	—	20
Consumer loans	—	—	—	—	5	7	—	—	12
Total non-PCD nonaccruals	—	20	8	5,065	241	6,031	1,842	298	13,505
PCD loans	—	—	—	—	—	1,436	—	—	1,436
Total nonaccrual loans	$—	$20	$8	$5,065	$241	$7,467	$1,842	$298	$14,941

Interest received on nonaccrual loans was $0.2 million and $0.05 million for the three months ended March 31, 2022 and 2021, respectively.

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

For the three months ended March 31, 2022, there were 10 TDR loans outstanding in the amount of $3.1 million primarily due to the economic impact of COVID-19 on certain of the Bank’s borrower’s. There have been no defaults of TDRs modified during the past twelve months.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Primis had no loans classified Doubtful at March 31, 2022 or December 31, 2021.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of March 31, 2022 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$18,786	$62,589	$18,223	$35,051	$28,082	$227,050	$3,758	$6,887	$400,426
Special Mention	—	—	—	—	—	1,252	—	—	1,252
Substandard	—	—	—	468	—	2,811	—	—	3,279
Doubtful	—	—	—	—	—	—	—	—	—
	$18,786	$62,589	$18,223	$35,519	$28,082	$231,113	$3,758	$6,887	$404,957
Weighted average risk grade	3.31	3.58	3.42	3.47	3.45	3.53	3.54	3.96	3.52
Commercial real estate - nonowner occupied
Pass	$17,975	$120,873	$55,594	$31,815	$74,741	$277,237	$3,769	$—	$582,004
Special Mention	—	—	—	—	926	29,751	—	601	31,278
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$17,975	$120,873	$55,594	$31,815	$75,667	$306,988	$3,769	$601	$613,282
Weighted average risk grade	3.03	3.16	3.47	3.89	3.48	3.75	2.96	5.00	3.56
Secured by farmland
Pass	$—	$304	$60	$—	$—	$3,629	$1,585	$95	$5,673
Special Mention	—	—	—	—	—	1,043	—	—	1,043
Substandard	—	—	—	21	—	659	131	—	811
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$304	$60	$21	$—	$5,331	$1,716	$95	$7,527
Weighted average risk grade	N/A	3.16	4.00	6.00	N/A	4.40	4.12	2.00	4.26
Construction and land development
Pass	$5,425	$61,664	$13,115	$1,831	$7,513	$21,125	$980	$28	$111,681
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	4,575	—	32	—	—	4,607
Doubtful	—	—	—	—	—	—	—	—	—
	$5,425	$61,664	$13,115	$6,406	$7,513	$21,157	$980	$28	$116,288
Weighted average risk grade	3.05	3.15	3.53	5.35	3.24	3.65	3.31	4.00	3.41
Residential 1-4 family
Pass	$65,324	$159,643	$48,315	$69,839	$46,723	$169,839	$1,804	$3,457	$564,944
Special Mention	—	—	—	8,481	—	—	—	—	8,481
Substandard	—	—	—	—	—	989	—	274	1,263
Doubtful	—	—	—	—	—	—	—	—	—
	$65,324	$159,643	$48,315	$78,320	$46,723	$170,828	$1,804	$3,731	$574,688
Weighted average risk grade	3.02	3.04	3.06	3.28	3.13	3.23	3.98	3.29	3.14
Multi- family residential
Pass	$3,337	$23,595	$18,733	$7,186	$5,284	$78,136	$5,385	$—	$141,656
Special Mention	—	—	—	—	—	5,327	—	—	5,327
Substandard	—	—	—	—	—	4,983	—	300	5,283
Doubtful	—	—	—	—	—	—	—	—	—
	$3,337	$23,595	$18,733	$7,186	$5,284	$88,446	$5,385	$300	$152,266
Weighted average risk grade	3.60	3.00	3.90	3.00	3.70	3.54	4.00	6.00	3.50
Home equity lines of credit
Pass	$56	$567	$57	$74	$239	$4,638	$65,042	$884	$71,557
Special Mention	—	—	—	—	—	—	276	—	276
Substandard	—	—	—	—	—	—	553	24	577
Doubtful	—	—	—	—	—	—	—	—	—
	$56	$567	$57	$74	$239	$4,638	$65,871	$908	$72,410
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.81	3.08	4.05	3.14
Commercial loans
Pass	$85,663	$70,858	$10,283	$9,287	$10,188	$27,638	$107,456	$5,242	$326,615
Special Mention	—	—	—	1,997	—	—	784	—	2,781
Substandard	—	—	8	—	1,502	1,883	2,748	—	6,141
Doubtful	—	—	—	—	—	—	—	—	—
	$85,663	$70,858	$10,291	$11,284	$11,690	$29,521	$110,988	$5,242	$335,537
Weighted average risk grade	3.16	3.70	3.38	3.97	3.77	3.74	3.49	3.95	3.50
Paycheck Protection Program loans
Pass	$—	$26,803	$4,581	$—	$—	$—	$—	$—	$31,384
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	20	—	—	—	—	—	—	20
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$26,823	$4,581	$—	$—	$—	$—	$—	$31,404
Weighted average risk grade	N/A	4.12	2.73	N/A	N/A	N/A	N/A	N/A	3.92

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Consumer loans
Pass	$33,232	$32,034	$2,122	$840	$782	$5,517	$2,767	$—	$77,294
Special Mention	—	—	—	—	—	77	—	—	77
Substandard	—	—	—	—	5	7	—	—	12
Doubtful	—	—	—	—	—	—	—	—	—
	$33,232	$32,034	$2,122	$840	$787	$5,601	$2,767	$—	$77,383
Weighted average risk grade	3.94	4.00	3.99	3.99	4.01	4.02	4.00	N/A	3.98
PCD
Pass	$—	$—	$—	$—	$—	$4,933	$30	$—	$4,963
Special Mention	—	—	—	—	—	1,369	—	—	1,369
Substandard	—	—	—	—	—	1,595	—	—	1,595
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$7,897	$30	$—	$7,927
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.43	3.00	N/A	4.43
Total	$229,798	$558,950	$171,091	$171,465	$175,985	$871,520	$197,068	$17,792	$2,393,669
Weighted average risk grade	3.24	3.33	3.38	3.55	3.40	3.58	3.37	3.88	3.44

Revolving loans that converted to term during 2022 were as follows (in thousands):

For the three months ended March 31, 2022
Secured by farmland	$95
Residential 1-4 family	257
Home equity lines of credit	746
Commercial loans	181
Total loans	$1,279

The amount of foreclosed residential real estate property held at March 31, 2022 and December 31, 2021 was $0.8 million and $0.9 million, respectively. There were no recorded investments in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at March 31, 2022 and December 31, 2021.

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

In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. For allowance modeling purposes, our loan pools include (i) commercial real estate - owner occupied, (ii) commercial real estate - non-owner occupied, (iii) construction and land development, (iv) commercial, (v) agricultural loans, (vi) residential 1-4 family and (vii) consumer loans. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. For each loan pool, we measure expected credit losses over the life of each loan utilizing a combination of inputs: (i) probability of default, (ii) probability of attrition, (iii) loss given default and (iv) exposure at default. Internal data is supplemented by, but not replaced by, peer data when required, primarily to determine the probability of default input. The various pool-specific inputs may be adjusted for current macroeconomic assumptions. Significant macroeconomic variables utilized in our allowance models include, among other things, (i) VA Gross Domestic Product, (ii) VA House Price Index, and (iii) VA unemployment rates.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of March 31, 2022 and December 31, 2021, calculated in accordance with the current expected credit losses (“CECL”) methodology described above (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity		Paycheck
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Protection	Consumer	PCD
March 31, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Program	Loans	Loans	Total
Modeled expected credit losses	$3,875	$7,845	$9	$556	$3,228	$1,849	$275	$3,083	$—	$1,025	$—	$21,745
Q-factor and other qualitative adjustments	298	1,068	40	473	660	440	101	776	—	—	—	3,856
Specific allocations	—	—	—	—	—	—	—	1,607	—	—	2,171	3,778
Total	$4,173	$8,913	$49	$1,029	$3,888	$2,289	$376	$5,466	$—	$1,025	$2,171	$29,379

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity		Paycheck
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Protection	Consumer	PCD
December 31, 2021	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Program	Loans	Loans	Total
Modeled expected credit losses	$4,281	$8,020	$9	$540	$3,012	$1,885	$273	$2,154	$—	$786	$—	$20,960
Q-factor and other qualitative adjustments	281	1,008	47	458	576	1,395	164	1,276	—	—	—	5,205
Specific allocations	—	—	—	—	—	—	—	658	—	1	2,281	2,940
Total	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$—	$787	$2,281	$29,105

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three months ended March 31, 2022 and 2021 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
March 31, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$—	$29,105
Provision (recovery)	(389)	(115)	(7)	31	243	(991)	(47)	1,208	276	(110)	—	99
Charge offs	—	—	—	—	—	—	(14)	—	(47)	—	—	(61)
Recoveries	—	—	—	—	57	—	—	170	9	—	—	236
Ending balance	$4,173	$8,913	$49	$1,029	$3,888	$2,289	$376	$5,466	$1,025	$2,171	$—	$29,379

March 31, 2021
Allowance for credit losses:
Beginning balance	$6,699	$11,426	$104	$1,815	$9,579	$1,412	$901	$1,498	$517	$2,394	$—	$36,345
Provision (recovery)	(2,555)	2,378	7	1,251	(2,810)	(166)	(76)	760	(133)	(28)	—	(1,372)
Charge offs	—	—	—	—	—	—	—	(74)	(36)	—	—	(110)
Recoveries	—	—	—	—	1	—	—	8	21	—	—	30
Ending balance	$4,144	$13,804	$111	$3,066	$6,770	$1,246	$825	$2,192	$369	$2,366	$—	$34,893

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

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Loan	Specific	Loan	Specific
	Balance (1)	Allocations	Balance (1)	Allocations
Commercial real estate - owner occupied	$3,279	$—	$3,291	$—
Commercial real estate - non-owner occupied	—	—	18,256	—
Secured by farmland	659	—	681	—
Construction and land development	4,575	—	4,575	—
Residential 1-4 family	536	—	541	—
Multi- family residential	10,610	—	5,378	—
Home equity lines of credit	24	—	—	—
Commercial loans	5,235	1,607	3,688	658
Consumer loans	5	—	7	1
Total non-PCD loans	24,923	1,607	36,417	659
PCD loans	7,927	2,171	8,455	2,281
Total loans	$32,850	$3,778	$44,872	$2,940
(1)	Includes SBA guarantees of $0.7 million at March 31, 2022 and December 31, 2021.

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

Assets Measured on a Recurring Basis:

Investment Securities Available-for-Sale

Where quoted prices are available in an active market, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid government bonds and mortgage products. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of investment securities with similar characteristics or discounted cash flow. Level 2 investment securities include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, collateralized loan obligations and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Currently, all of Primis’ available-for-sale debt investment securities are considered to be Level 2 investment securities.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$120,750	$—	$120,750	$—
Obligations of states and political subdivisions	33,036	—	33,036	—
Corporate securities	16,123	—	16,123	—
Collateralized loan obligations	4,978	—	4,978	—
Residential government-sponsored collateralized mortgage obligations	22,568	—	22,568	—
Government-sponsored agency securities	16,253	—	16,253	—
Agency commercial mortgage-backed securities	50,115	—	50,115	—
SBA pool securities	7,803	—	7,803	—
Total	$271,626	$—	$271,626	$—

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$122,610	$—	$122,610	$—
Obligations of states and political subdivisions	31,231	—	31,231	—
Corporate securities	13,685	—	13,685	—
Collateralized loan obligations	5,010	—	5,010	—
Residential government-sponsored collateralized mortgage obligations	19,807	—	19,807	—
Government-sponsored agency securities	17,488	—	17,488	—
Agency commercial mortgage-backed securities	52,667	—	52,667	—
SBA pool securities	8,834	—	8,834	—
Total	$271,332	$—	$271,332	$—

Assets and Liabilities Measured on a Non-recurring Basis:

Loans

We may be required to measure certain financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment.

Collateral-dependent loans are measured at fair value on a non-recurring basis and are evaluated individually. These collateral-dependent loans are deemed to be at fair value if there is an associated allowance for credit losses or if a charge-off has been recorded in the previous 12 months. Collateral values are determined using appraisals or other third-party value estimates of the subject property discounted based on estimated selling costs, generally between 5% and 10%, and immaterial adjustments for other external factors that may impact the marketability of the collateral. The weighted average discount for estimated selling costs applied was 6%.

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5% to 10% of collateral valuation at March 31, 2022 and December 31, 2021. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At March 31, 2022 and December 31, 2021, the total amount of OREO was $1.0 million and $1.2 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$30,868	$—	$—	$30,868
Other real estate owned:
Construction and land development	266	—	—	266
Residential 1-4 family	775	—	—	775

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$44,331	$—	$—	$44,331
Other real estate owned:
Construction and land development	266	—	—	266
Residential 1-4 family	897	—	—	897

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		March 31, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$298,230	$298,230	$530,167	$530,167
Securities available-for-sale	Level 2	271,626	271,626	271,332	271,332
Securities held-to-maturity	Level 2	16,138	15,927	22,940	23,364
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	11,927	11,927	15,521	15,521
Net loans	Level 3	2,364,290	2,320,024	2,310,881	2,278,456
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,289,917	$1,289,917	$1,380,020	$1,380,020
Money market and savings accounts	Level 2	1,056,871	1,056,871	1,022,621	1,022,621
Time deposits	Level 3	339,456	340,949	360,575	362,902
Securities sold under agreements to repurchase	Level 1	11,231	11,231	9,962	9,962
FHLB advances	Level 1	—	—	100,000	100,000
Junior subordinated debt	Level 2	9,743	10,692	9,731	10,367
Senior subordinated notes	Level 2	85,356	89,522	85,297	91,141

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

5.      LEASES

The Company leases certain premises and equipment under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At March 31, 2022 and December 31, 2021, the Company had operating lease liabilities totaling $5.9 million and $6.5 million, respectively, and right-of-use assets totaling $5.3 million and $5.9 million, respectively, related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the three months ended March 31, 2022 and 2021, our net operating lease cost was $0.6 million and was reflected in occupancy expenses on our consolidated income statements.

The following table presents other information related to our operating leases:

	For the Three Months Ended
(in thousands except for percent and period data)	March 31, 2022	March 31, 2021
Other information:
Weighted-average remaining lease term - operating leases, in years	4.4	4.7
Weighted-average discount rate - operating leases	2.5%	2.5%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	March 31, 2022
Lease payments due:
2022	$1,786
2023	1,700
2024	949
2025	421
2026	357
Thereafter	1,080
Total lease payments	6,293
Less: imputed interest	(396)
Lease liabilities	$5,897

     As of March 31, 2022 and December 31, 2021, the Company did not have any operating leases that have not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

6.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at March 31, 2022 and December 31, 2021 was $11.2 million and $10.0 million, respectively.

At March 31, 2022 and December 31, 2021, we have pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $19.4 million and $21.7 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

7.     JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures. At March 31, 2022 and December 31, 2021, there was $10.3 million outstanding, net of approximately $0.6 million of debt issuance costs. These securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of March 31, 2022 and December 31, 2021, the interest rate was 3.86% and 3.17%, respectively. The dividends paid to holders of these securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At March 31, 2022, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. These notes initially beared interest at 5.875% per annum until January 31, 2022; interest is currently payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At March 31, 2022, all of these notes qualified as Tier 2 capital.

In 2017, the Company assumed a Senior Subordinated Note Purchase Agreement, dated April 22, 2015, entered into with certain institutional accredited investors, pursuant to which $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 was sold to the investors. On February 1, 2021, the Company redeemed all of these notes.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. These notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month Term Secured Overnight Financing Rate, plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. At March 31, 2022, all of these notes qualified as Tier 2 capital.

At March 31, 2022 and December 31, 2021, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1.6 million and $1.7 million, respectively.

8.      STOCK-BASED COMPENSATION

The 2017 Equity Compensation Plan (the “2017 Plan”) has a maximum number of 750,000 shares reserved for issuance. The purpose of the 2017 Plan is to promote the success of the Company by providing greater incentives to employees, non-employee directors, consultants and advisors to associate their personal interests with the long-term financial success of the Company, including its subsidiaries, and with growth in stockholder value, consistent with the Company’s risk management practices.

A summary of stock option activity for the three months ended March 31, 2022 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	283,800	$10.98	2.2	$1,153
Expired	(2,000)	6.24
Options outstanding, end of period	281,800	$11.01	1.9	$834

Exercisable at end of period	281,800	$11.01	1.9	$834

There was no stock-based compensation expense associated with stock options for the three months ended March 31, 2022 and 2021. As of March 31, 2022, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for 2022 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	98,050	$14.58	3.3
Granted	48,658	13.85
Vested	(67,008)	14.19
Unvested restricted stock outstanding, end of period	79,700	$14.15	3.1

Stock-based compensation expense for time vested restricted stock awards totaled $0.8 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, unrecognized compensation expense associated with restricted stock awards was $1.0 million, which is expected to be recognized over a weighted average period of 3.1 years.

A summary of performance-based restricted stock units (the “Units”) for 2022 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	59,335	$15.00	4.0
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested Units outstanding, end of period	59,335	$15.00	3.8

In September 2021, the Company issued 59,335 non-transferrable Units convertible, on a one-on-one basis, into shares of stock to eligible employees, granted pursuant to and subject to the provisions of the 2017 Plan.

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

The Company did not recognize any stock-based compensation expense associated with these Units for the three months ended March 31, 2022 because it is not probable that these Units will vest. The grant date fair value of these Units was $15.00 per Unit. The potential unrecognized compensation expense associated with these Units is $1.3 million at March 31, 2022.

9.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by

Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $12.7 million and $13.1 million as of March 31, 2022 and December 31, 2021, respectively.

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 3 - Loans and Allowance for Credit Losses, as if such commitments were funded. The allowance for credit losses on off-balance-sheet credit exposures is reflected in other liabilities in our consolidated balance sheets.

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2022	2021
Balance as of January 1	$977	$740
Credit loss expense	260	711
Balance as of March 31,	$1,237	$1,451

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

At March 31, 2022 and December 31, 2021, we had unfunded lines of credit and undisbursed construction loan funds totaling $396.7 million and $411.0 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Primis also had commitments on the subscription agreements entered into for the investments in non-marketable equity securities of $4.6 million and $3.5 million at March 31, 2022 and December 31, 2021, respectively. These commitments on subscription agreements are reflected in other liabilities in our consolidated balance sheets.

10.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2022
Basic EPS from continuing operations	$4,593	24,504	$0.19
Effect of dilutive stock options and unvested restricted stock	—	159	—
Diluted EPS from continuing operations	$4,593	24,663	$0.19

Basic EPS from discontinued operation	$—	24,504	$0.00
Effect of dilutive stock options and unvested restricted stock	—	159	—
Diluted EPS from discontinued operation	$—	24,663	$0.00

For the three months ended March 31, 2021
Basic EPS from continuing operations	$8,352	24,350	$0.35
Effect of dilutive stock options and unvested restricted stock	—	159	(0.01)
Diluted EPS from continuing operations	$8,352	24,509	$0.34

Basic EPS from discontinued operation	$1,031	24,350	$0.04
Effect of dilutive stock options and unvested restricted stock	—	159	—
Diluted EPS from discontinued operation	$1,031	24,509	$0.04

The Company did not have any anti-dilutive options as of March 31, 2022 and 2021.

11.      SUBSEQUENT EVENT

On April 28, 2022, Primis Bank entered into a definitive agreement to acquire 100% of the issued and outstanding capital stock of SeaTrust Mortgage Company (“SeaTrust”), a North Carolina corporation. Primis anticipates closing the acquisition of SeaTrust in the second quarter of 2022, subject to the satisfaction or waiver of certain closing conditions.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2021. Results of operations for the three months ended March 31, 2022 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three months ended March 31, 2022 compared to the three months ended March 31, 2021 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2022 compared to December 31, 2021. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. The words “believe,” “may,”  “forecast,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	the ongoing impact of COVID-19 on our business, including the impact of the actions taken by governmental authorities to contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (“CARES” Act)), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	our ability to implement its various strategic and growth initiatives, including its recently established Panacea Financial and Life Premium Finance Divisions, new digital bank and V1BE fulfillment service and proposed acquisition of SeaTrust;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, loan demand, real estate values, or competition, as well as labor shortages and supply chain disruptions;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of the financial impact of COVID-19;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	failure to prevent a breach to our Internet-based system and online commerce security;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, including the current Ukraine/Russia conflict, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder, including the impact of the adoption of the current expected credit losses (“CECL”) methodology;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with Accounting Standards Codification (“ASC”) 326, which is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of other expenses.

The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. Refer to the 2021 Form 10-K for additional information regarding critical accounting policies.

Current Economic Environment

During the first quarter of 2022, the U.S. economy contracted for the first time since the second quarter 2020, as Gross Domestic Product (GDP) declined 1.4% on an annualized basis. The decline in real GDP reflected a decline in Federal national defense spending. However, consumer spending, a primary driver of economic activity, grew 2.7%, slightly above the fourth quarter 2021 rate of 2.5%. According to the U.S. Bureau of Labor and Statistics, the rate of unemployment again declined, falling to 3.6% in March 2022 from 3.9% in December 2021. At present, the epidemiological risks of COVID-19 have lessened and most of the social restrictions in response to those risks have been removed. However, lingering and pervasive economic effects of the pandemic remain, including supply chain backlogs, labor shortages and increased input costs, resulting in escalating inflationary conditions. Further, the recent military conflict between Russia and Ukraine has prompted concern over global commodity supply, intensifying inflationary pressures. In response to these conditions, in March 2022, the Federal Reserve approved the first interest rate increase in over three years. The 25-basis point interest rate increase is expected to be the first of potentially several increases in the next year.

Our markets continued to show moderate signs of improvement in the quarter. Despite the lingering economic effects of the COVID-19 pandemic and the emergence of new risks stemming from geopolitical conflict, overall credit loss outlook on our portfolio has not changed significantly.

The effect of rising inflation and the Federal Reserve's actions to counter those effects are likely to reduce economic growth. While the operating environment remains challenging, we expect the planned interest rate increases will contribute favorably to our net interest margin and income, and we do not expect the rate increases to significantly impact core loan growth guidance. We continue to focus on effectively managing our asset/liability mix to maximize resources.

Given the economic volatility experienced over the past two years, the remaining economic effects of the pandemic and the risks and uncertainties surrounding geopolitical unrest, it is not possible to accurately predict the extent, severity or duration that these conditions may have upon our results of operation. We continuously seek to monitor and anticipate developments as they relate to our business.

OVERVIEW

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. At March 31, 2022, Primis Bank had forty full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Thirty-five full-service retail branches are in Virginia and five full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has administrative offices in Warrenton, Virginia and Glen Allen, Virginia. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

FINANCIAL HIGHLIGHTS

●	Net income for the three months ended March 31, 2022 totaled $4.6 million, or $0.19 per basic and diluted share, compared to $9.4 million, or $0.39 per basic and $0.38 per diluted share for the three months ended March 31, 2021.
●	Total assets as of March 31, 2022 were $3.22 billion, a decrease of 5.5% compared to December 31, 2021.
●	Total loans, excluding Paycheck Protection Program (PPP) balances as of March 31, 2022, were $2.36 billion, an increase of $99.6 million, or 4.4%, from December 31, 2021.
●	Total deposits were $2.69 billion at March 31, 2022, a decrease of 2.8% compared to December 31, 2021.
●	Non-time deposits decreased to $2.35 billion at March 31, 2022, a decrease of $55.8 million compared to December 31, 2021.
●	Non-interest bearing demand deposits increased to $559.7 million or 20.8% of total deposits while time deposits decreased to 12.6% of total deposits at March 31, 2022.
●	Cost of deposits declined to 0.35% for the three months ended March 31, 2022 compared to 0.60% for the three months ended March 31, 2021.
●	Provision for credit losses were $0.1 million for the three months ended March 31, 2022 compared to a recovery of credit losses of $1.4 million for the three months ended March 31, 2021.
●	Allowance for credit losses to total loans (excluding PPP balances) was 1.24% at March 31, 2022 compared to 1.29% at December 31, 2021.
●	Book value per share was $16.42 at March 31, 2022, representing a decrease of $0.34 from December 31, 2021 after $0.10 in dividends paid during first quarter of 2022. Equity balances were reduced by $10.6 million from December 31, 2021 to March 31, 2022 because of unrealized mark-to-market adjustments on the Company’s available-for-sale securities portfolio due to dramatic increases in market interest rates during the quarter.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income from continuing operations for the three months ended March 31, 2022 was $4.6 million, or $0.19 basic and diluted earnings per share, compared to $8.4 million, or $0.35 basic and $0.34 diluted earnings per share, for the three months ended March 31, 2021. The 45% decrease in net income during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by lower net interest income in the current year. However, net interest income, excluding the effect of PPP fees, increased $2.5 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in net income was also attributable to provision for credit losses in 2022 compared to a recovery of credit losses in 2021 primarily as a result of robust loan growth and a slightly weaker economic outlook due to global uncertainty.

Net income from discontinued operation for the three months ended March 31, 2022 was zero, or zero basic and diluted earnings per share, compared to net income from discontinued operation of $1.0 million, or $0.04 basic and diluted earnings per share, for the three months ended March 31, 2021. The decline in net income from discontinued operation is related to the closing of the STM transaction in 2021, as discussed in Note 1 - Accounting Policies.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $22.9 million for the three months ended March 31, 2022, compared to $25.0 million for the three months ended March 31, 2021. Primis’ net interest margin for the three months ended March 31, 2022 was 2.96%, compared to 3.41% for the three months ended March 31, 2021. Net interest margin was impacted heavily by the origination of PPP loans in 2021 and 2020. Net PPP fee income recognized was $0.3 million for the three months ended March 31, 2022 versus $5.0 million for the three months ended March 31, 2021, a material decline from the first quarter of 2021. Net interest margin excluding the effects of PPP loans was 2.96% for the three months ended March 31, 2022, compared to 2.99% for the three months ended March 31, 2021. Total income on interest-earning assets was $26.6 million and $30.3 million for the three months ended March 31, 2022 and 2021, respectively. The yield on average interest-earning assets was 3.44% and 4.14% for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily driven by market conditions. The cost of average interest-bearing deposits decreased 30 basis points to 0.44% for the three months ended March 31, 2022, compared to 0.74% cost on average interest-bearing deposits for the three months ended March 31, 2021. Interest and fees on loans totaled $24.8 million and $29.0 million for the three months ended March 31, 2022 and 2021, respectively. Average loans during the three months ended March 31, 2022 were $2.36 billion compared to $2.43 billion during the three months ended March 31, 2021.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	March 31, 2022			March 31, 2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans, net of deferred fees (1) (2)	$2,360,782	$24,749	4.25%	$2,436,713	$28,957	4.82%
Investment securities	302,431	1,430	1.92%	193,364	1,042	2.19%
Other earning assets	466,952	406	0.35%	339,480	309	0.37%
Total earning assets	3,130,165	26,585	3.44%	2,969,557	30,308	4.14%
Allowance for credit losses	(29,238)			(36,330)
Investments in mortgage affiliate - held for sale	—			12,629
Total non-earning assets	255,558			267,438
Total assets	$3,356,485			$3,213,294

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$817,430	$666	0.33%	$773,768	$1,093	0.57%
Money market accounts	809,460	858	0.43%	653,443	1,085	0.67%
Savings accounts	224,716	149	0.27%	192,252	142	0.30%
Time deposits	350,368	700	0.81%	465,944	1,496	1.30%
Total interest-bearing deposits	2,201,974	2,373	0.44%	2,085,407	3,816	0.74%
Borrowings	171,293	1,358	3.22%	218,427	1,537	2.85%
Total interest-bearing liabilities	2,373,267	3,731	0.64%	2,303,834	5,353	0.94%
Noninterest-bearing liabilities:
Demand deposits	545,530			477,812
Other liabilities	23,057			33,510
Total liabilities	2,941,854			2,815,156
Stockholders' equity	414,631			395,138
Total liabilities and stockholders' equity	$3,356,485			$3,210,294
Net interest income		$22,854			$24,955
Interest rate spread			2.81%			3.20%
Net interest margin			2.96%			3.41%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company recorded a provision for credit losses for the three months ended March 31, 2022 of $0.1 million compared to a recovery of credit losses for the three months ended March 31, 2021 of $1.4 million, primarily as a result of robust loan growth and a slightly weaker economic outlook due to global uncertainty. We had charge-offs totaling $0.1 million during three months ended March 31, 2022 and 2021. There were recoveries totaling $0.2 million during three months ended March 31, 2022 and $30 thousand during three months ended March 31, 2021.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2022	2021	Change
Account maintenance and deposit service fees	$1,351	$1,664	$(313)
Income from bank-owned life insurance	375	386	(11)
Other	364	299	65
Total noninterest income	$2,090	$2,349	$(259)

Noninterest income decreased 11.0% to $2.1 million for the three months ended March 31, 2022, compared to $2.3 million for the three months ended March 31, 2021. The decrease in noninterest income was primarily driven by a decrease of $0.3 million from the year-ago period in income on account maintenance and deposit service fees primarily due to reduction in income from new debit card contracts.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2022	2021	Change
Salaries and benefits	$9,625	$9,372	$253
Occupancy expenses	1,457	1,539	(82)
Furniture and equipment expenses	1,100	816	284
Amortization of core deposit intangible	341	341	—
Virginia franchise tax expense	813	675	138
Data processing expense	1,490	799	691
Telephone and communication expense	382	522	(140)
Net (gain) loss on other real estate owned	(59)	(60)	1
Professional fees	1,094	1,134	(40)
Other operating expenses	2,744	2,885	(141)
Total noninterest expenses	$18,987	$18,023	$964

Noninterest expenses were $19.0 million during the three months ended March 31, 2022, compared to $18.0 million during the three months ended March 31, 2021. The 5.3% increase in noninterest expenses was primarily due to a $0.7 million increase in data processing expense in 2022 driven by higher technology expenses in the current year. The increase in noninterest expense during the three months ended March 31, 2022 was also attributable to a $0.3 million increase in employee compensation and benefits expense. Occupancy and furniture and equipment expenses increased $0.2 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Virginia franchise tax expense increased $0.1 million in the first quarter of 2022 compared to the first quarter of 2021. Other expenses decreased in the first quarter of 2022 compared to first quarter of 2021, largely driven by a $0.2 million decrease in the reserve for unfunded commitments.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $3.22 billion as of March 31, 2022 and $3.40 billion as of December 31, 2021. Total loans increased 2.3%, from $2.34 billion at December 31, 2021 to $2.39 billion at March 31, 2022. Excluding PPP loans, loans outstanding increased $99.6 million, or 4.4%, since December 31, 2021. Total deposits were $2.69 billion at March 31, 2022, compared to $2.76 billion at December 31, 2021 and total equity was $404.2 million and $411.9 million at March 31, 2022 and December 31, 2021, respectively.

Equity balances were reduced by $10.6 million from December 31, 2021 to March 31, 2022 because of unrealized mark-to-market adjustments on the Company’s available-for-sale securities portfolio due to dramatic increases in market interest rates during the quarter. The Company has the wherewithal to hold these securities until maturity or recovery of the value and does not anticipate realizing any losses on the investments.

Loans

Total loans were $2.39 billion and $2.34 billion at March 31, 2022 and December 31, 2021, respectively. PPP loans totaled $31.4 million at March 31, 2022 and $77.0 million at December 31, 2021, respectively. Excluding PPP loans, loans outstanding increased $99.6 million, or 4.4%, since December 31, 2021.

At March 31, 2022 and December 31, 2021, the Company had no loans on COVID related deferral.

As of March 31, 2022 and December 31, 2021, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

The composition of our loan portfolio consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	2022		2021
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$404,957	16.9%	$387,703	16.6%
Commercial real estate - non-owner occupied	613,282	25.6%	588,000	25.1%
Secured by farmland	7,527	0.3%	8,612	0.4%
Construction and land development	116,288	4.9%	121,444	5.2%
Residential 1-4 family	574,688	24.0%	547,560	23.4%
Multi- family residential	152,266	6.4%	164,071	7.0%
Home equity lines of credit	72,410	3.0%	73,846	3.2%
Total real estate loans	1,941,418	81.1%	1,891,236	80.8%

Commercial loans	335,537	14.0%	301,980	12.9%
Paycheck protection program loans	31,404	1.3%	77,319	3.3%
Consumer loans	77,383	3.2%	60,996	2.6%
Total Non-PCD loans	2,385,742	99.7%	2,331,531	99.6%
PCD loans	7,927	0.3%	8,455	0.4%
Total loans	$2,393,669	100.0%	$2,339,986	100.0%

The following table sets forth the contractual maturity ranges of our loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of March 31, 2022 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$35,650	$106,850	$13,267	$66,414	$98,511	$1,731	$82,534	$404,957
Commercial real estate - non-owner occupied	29,521	230,793	8,211	50,341	41,216	1,432	251,768	613,282
Secured by farmland	2,090	1,792	—	543	1,581	—	1,521	7,527
Construction and land development	54,129	32,265	21,808	39	4,392	700	2,955	116,288
Residential 1-4 family	19,969	47,750	5,683	27,147	51,823	81,883	340,433	574,688
Multi- family residential	13,465	60,717	18,312	8,626	19,307	—	31,839	152,266
Home equity lines of credit	11,883	1,290	15,667	—	8,973	—	34,597	72,410
Total real estate loans	166,707	481,457	82,948	153,110	225,803	85,746	745,647	1,941,418
Commercial loans	129,182	51,713	35,558	86,379	26,562	3,350	2,793	335,537
Paycheck protection program loans	866	30,538	—	—	—	—	—	31,404
Consumer loans	14,323	22,946	597	30,712	6,474	2,325	6	77,383
Total Non-PCD loans	311,078	586,654	119,103	270,201	258,839	91,421	748,446	2,385,742
PCD loans	5,469	303	—	—	1,597	412	146	7,927
Total loans	$316,547	$586,957	$119,103	$270,201	$260,436	$91,833	$748,592	$2,393,669

Asset Quality

Asset quality remained solid during the first quarter of 2022. The outbreak of COVID-19 and resulting economic instability has had and will likely continue to have an impact on our asset quality. While COVID-19 cases are no longer at their peak and vaccinations have stemmed the outbreak, the residual effect of COVID-19 and the different variants, as well as new risks emerging from geopolitical conflict, continue to cause economic instability and uncertainty in evaluating the impact on our asset quality. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections. We defer COVID-impacted loans to the end of the deferral date and track delinquency from the end of that new deferral date. During the third and fourth quarters of 2021, the Company saw deferred loans return to traditional loan terms.

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

Our loss and delinquency experience on our loan portfolio has been limited by a number of factors, including our underwriting standards and the relatively short period of time since the loans were originated. Whether losses and delinquencies in our portfolio will increase significantly depends upon the value of the real estate securing the loans and economic factors, such as the overall economy in our market area, including as a result of the impact of COVID-19, interest rate increases and inflation.

The following table presents a comparison of nonperforming assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Nonaccrual loans	$14,941	$15,029
Loans past due 90 days and accruing interest	1,817	283
Total nonperforming loans	16,758	15,312
Other real estate owned	1,041	1,163
Total nonperforming assets	$17,799	$16,475

Troubled debt restructurings	$3,103	$3,401
SBA guaranteed amounts included in nonperforming loans	$2,651	$1,388

Allowance for credit losses to total loans	1.23%	1.24%
Allowance for credit losses to nonaccrual loans	196.63%	193.66%
Allowance for credit losses to nonperforming loans	175.31%	190.09%
Nonaccrual to total loans	0.62%	0.64%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.47%	0.44%

OREO at March 31, 2022 was $1.0 million, compared to $1.2 million at December 31, 2021. The decrease was primarily driven by sale of properties during 2022.

Nonaccrual loans were $14.9 million (excluding $2.7 million of loans fully covered by SBA guarantees) at March 31, 2022, compared to $15.0 million (excluding $1.1 million of loans fully covered by SBA guarantees) at December 31, 2021, a decrease of  0.6%. The ratio of nonperforming assets (excluding the SBA guaranteed loans) to total assets was 0.47% and 0.44% at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, our total substandard loans totaled $23.6 million. Included in the total substandard loans were SBA guarantees of $1.0 million. Special mention loans totaled $51.9 million at March 31, 2022.

As of March 31, 2022, there were ten TDR loans in the amount of $3.1 million. There have been no defaults of TDRs modified during the past twelve months.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

Investment Securities

Investment securities, available-for-sale and held-to-maturity, totaled $287.8 million at March 31, 2022, a decrease of 2.2% from $294.3 million at December 31, 2021.

Investment securities in our portfolio as of March 31, 2022 were as follows:

●	agency commercial mortgage-backed securities in the amount of $133.3 million;
●	corporate bonds in the amount of $16.1 million;
●	collateralized loan obligations of $5.0 million;
●	residential government-sponsored collateralized mortgage obligations in the amount of $23.0 million;
●	callable agency securities in the amount of $16.3 million;
●	commercial mortgage-backed securities in the amount of $50.1 million;
●	SBA loan pool securities in the amount of $7.8 million; and
●	municipal bonds in the amount of $36.2 million with a taxable equivalent yield of 2.57%

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available-for-sale investment securities are reported at fair value, and held-to-maturity investment securities are reported at amortized cost (in thousands).

	March 31,	December 31,
	2022	2021
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$120,750	$122,610
Obligations of states and political subdivisions	33,036	31,231
Corporate securities	16,123	13,685
Collateralized loan obligations	4,978	5,010
Residential government-sponsored collateralized mortgage obligations	22,568	19,807
Government-sponsored agency securities	16,253	17,488
Agency commercial mortgage-backed securities	50,115	52,667
SBA pool securities	7,803	8,834
Total	$271,626	$271,332

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$12,553	$13,616
Obligations of states and political subdivisions	3,123	3,805
Residential government-sponsored collateralized mortgage obligations	462	519
Government-sponsored agency securities	—	5,000
Total	$16,138	$22,940

We recognized no credit impairment charges related to credit losses during the three months ended March 31, 2022 and 2021, respectively.

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

At March 31, 2022, we had $396.7 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in less than one year was $286.4 million as of March 31, 2022. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

As of March 31, 2022, Primis was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2022, Primis has no material commitments or long-term debt for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At March 31, 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of March 31, 2022, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	March 31,	December 31,
	Purposes	Well Capitalized (1)	2022	2021
Primis Financial Corp.
Leverage ratio	4.00%	n/a	9.77%	9.41%
Common equity tier 1 capital ratio	4.50%	n/a	12.64%	13.09%
Tier 1 risk-based capital ratio	6.00%	n/a	13.06%	13.52%
Total risk-based capital ratio	8.00%	n/a	17.66%	18.52%

Primis Bank
Leverage ratio	4.00%	5.00%	11.65%	11.14%
Common equity tier 1 capital ratio	7.00%	6.50%	15.70%	16.18%
Tier 1 risk-based capital ratio	8.50%	8.00%	15.70%	16.18%
Total risk-based capital ratio	10.50%	10.00%	16.95%	17.43%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 8.95% at March 31, 2022, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of March 31, 2022 and December 31, 2021. All changes are within our Asset/Liability Risk Management Policy guidelines.

	Sensitivity of Economic Value of Equity
	As of March 31, 2022
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$489,674	$(17,855)	(3.52)%	14.37%	118.89%
Up 300	496,399	(11,130)	(2.19)%	14.57%	120.52%
Up 200	502,197	(5,332)	(1.05)%	14.74%	121.93%
Up 100	510,494	2,965	0.58%	14.98%	123.94%
Base	507,529	—	—%	14.90%	123.22%
Down 100	462,426	(45,103)	(8.89)%	13.57%	112.27%

	Sensitivity of Economic Value of Equity
	As of December 31, 2021
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$419,520	$10,937	2.68%	12.31%	101.85%
Up 300	419,238	10,655	2.61%	12.30%	101.79%
Up 200	417,156	8,573	2.10%	12.24%	101.28%
Up 100	418,107	9,524	2.33%	12.27%	101.51%
Base	408,583	—	—%	11.99%	99.20%
Down 100	341,573	(67,010)	(16.40)%	10.02%	82.93%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2022 and December 31, 2021 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines at March 31, 2022 and December 31, 2021.

	Sensitivity of Net Interest Income
	As of March 31, 2022
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$93,941	$(937)
Up 300	93,961	(917)
Up 200	93,952	(926)
Up 100	94,625	(253)
Base	94,878	—
Down 100	91,674	(3,204)

	Sensitivity of Net Interest Income
	As of December 31, 2021
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$88,531	$2,341
Up 300	87,863	1,673
Up 200	87,127	937
Up 100	86,713	523
Base	86,190	—
Down 100	82,670	(3,520)

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of March 31, 2022.

ITEM 1A – RISK FACTORS

The Company disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2021. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Primis Financial Corp.
(Registrant)

May 10, 2022	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

May 10, 2022	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer