Form 10-Q
period 2022-06-30
Primis Financial Corp.
filed 2022-08-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Yes ☐ No ☒

As of August 2, 2022, there were 24,650,239 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

June 30, 2022

PRIMIS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)	*
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$8,757	$8,380
Interest-bearing deposits in other financial institutions	61,964	521,787
Total cash and cash equivalents	70,721	530,167

Securities available-for-sale, at fair value	257,180	271,332

Securities held-to-maturity, at amortized cost (fair value of $14,322 and $23,364, respectively)	14,978	22,940

Loans held for sale, at fair value	16,096	—
Loans held for investment	2,628,797	2,339,986
Less allowance for credit losses	(30,209)	(29,105)
Net loans	2,598,588	2,310,881
Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	12,940	15,521
Bank premises and equipment, net	26,113	30,410
Assets held for sale	3,127	—
Operating lease right-of-use assets	4,777	5,866
Goodwill	104,744	101,954
Core deposit intangibles, net	3,780	4,462
Bank-owned life insurance	67,339	66,724
Other real estate owned	1,041	1,163
Deferred tax assets, net	14,658	9,571
Other assets	40,496	36,362
Total assets	$3,236,578	$3,407,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$653,181	$530,282
Interest-bearing deposits:
NOW accounts	677,237	849,738
Money market accounts	802,953	799,759
Savings accounts	220,211	222,862
Time deposits	329,223	360,575
Total interest-bearing deposits	2,029,624	2,232,934
Total deposits	2,682,805	2,763,216

Securities sold under agreements to repurchase - short term	10,020	9,962
FHLB advances	25,000	100,000
Junior subordinated debt - long term	9,757	9,731
Senior subordinated notes - long term	85,413	85,297
Operating lease liabilities	5,299	6,498
Other liabilities	19,647	20,768
Total liabilities	2,837,941	2,995,472

Commitments and contingencies (See Note 10)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,650,239 and 24,574,619 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	246	245
Additional paid in capital	312,240	311,127
Retained earnings	104,077	99,397
Accumulated other comprehensive income (loss)	(17,926)	1,112
Total stockholders' equity	398,637	411,881
Total liabilities and stockholders' equity	$3,236,578	$3,407,353

* Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$26,365	$25,182	$51,114	$54,139
Interest and dividends on taxable securities	1,340	959	2,665	1,878
Interest and dividends on tax exempt securities	105	114	210	237
Interest and dividends on other earning assets	448	376	854	685
Total interest and dividend income	28,258	26,631	54,843	56,939
Interest expense:
Interest on deposits	2,311	3,389	4,684	7,205
Interest on borrowings	1,341	1,442	2,699	2,979
Total interest expense	3,652	4,831	7,383	10,184
Net interest income	24,606	21,800	47,460	46,755
Provision for (recovery of) credit losses	422	(4,215)	521	(5,587)
Net interest income after (recovery of) provision for credit losses	24,184	26,015	46,939	52,342
Noninterest income:
Account maintenance and deposit service fees	1,442	1,586	2,793	3,250
Income from bank-owned life insurance	378	379	753	765
Net gains on sale of mortgage loans	593	—	593	—
Other noninterest income	217	453	581	752
Total noninterest income	2,630	2,418	4,720	4,767
Noninterest expenses:
Salaries and benefits	10,573	8,810	20,198	18,182
Occupancy expenses	1,418	1,447	2,875	2,986
Furniture and equipment expenses	1,128	864	2,228	1,680
Amortization of core deposit intangible	341	341	682	682
Virginia franchise tax expense	814	759	1,627	1,434
Data processing expense	1,293	1,016	2,783	1,815
Telephone and communication expense	366	414	748	936
Net (gain) loss on other real estate owned	—	77	(59)	17
Loss on bank premises and equipment	620	—	620	—
Professional fees	827	1,091	1,921	2,225
Other operating expenses	3,050	2,376	5,794	5,261
Total noninterest expenses	20,430	17,195	39,417	35,218
Income from continuing operations before income taxes	6,384	11,238	12,242	21,891
Income tax expense	1,375	2,434	2,640	4,735
Income from continuing operations	5,009	8,804	9,602	17,156
Income from discontinued operation before income taxes	—	1,878	—	3,193
Income tax expense	—	407	—	691
Income from discontinued operation	—	1,471	—	2,502
Net income	$5,009	$10,275	$9,602	$19,658
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	$(10,723)	$1,238	$(24,099)	$(498)
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	—	—	—	189
Net unrealized gain (loss)	(10,723)	1,238	(24,099)	(309)
Tax (benefit) expense	(2,252)	260	(5,061)	(65)
Other comprehensive income (loss):	(8,471)	978	(19,038)	(244)
Comprehensive income (loss)	$(3,462)	$11,253	$(9,436)	$19,414
Earnings per share from continuing operations, basic	$0.20	$0.36	$0.39	$0.71
Earnings per share from discontinued operation, basic	$0.00	$0.06	$0.00	$0.10
Earnings per share from continuing operations, diluted	$0.20	$0.36	$0.39	$0.70
Earnings per share from discontinued operation, diluted	$0.00	$0.06	$0.00	$0.10

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30, 2022
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (loss)	Total
Balance - March 31, 2022	$245	$311,872	$101,533	$(9,455)	$404,195
Net income	—	—	5,009	—	5,009
Changes in other comprehensive loss on investment securities (net of tax benefit, $2,252)	—	—	—	(8,471)	(8,471)
Dividends on common stock ($0.10 per share)	—	—	(2,465)	—	(2,465)
Stock option exercises	1	278	—	—	279
Repurchase of restricted stock	—	(2)	—	—	(2)
Stock-based compensation expense	—	92	—	—	92
Balance - June 30, 2022	$246	$312,240	$104,077	$(17,926)	$398,637

	For the Three Months Ended June 30, 2021
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - March 31, 2021	$244	$310,582	$84,897	$2,263	$397,986
Net income	—	—	10,275	—	10,275
Changes in other comprehensive income on investment securities (net of tax expense, $260)	—	—	—	978	978
Dividends on common stock ($0.10 per share)	—	—	(2,453)	—	(2,453)
Stock option exercises	1	85	—	—	86
Repurchase of restricted stock	—	(7)	—	—	(7)
Stock-based compensation expense	—	75	—	—	75
Balance - June 30, 2021	$245	$310,735	$92,719	$3,241	$406,940

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(dollars in thousands, except per share amounts) (Unaudited)

	For the Six Months Ended June 30, 2022
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2021	$245	$311,127	$99,397	$1,112	$411,881
Net income	—	—	9,602	—	9,602
Changes in other comprehensive loss on investment securities (net of tax benefit, $5,061)	—	—	—	(19,038)	(19,038)
Dividends on common stock ($0.20 per share)	—	—	(4,922)	—	(4,922)
Stock option exercises	1	278	—	—	279
Repurchase of restricted stock	—	(8)	—	—	(8)
Stock-based compensation expense	—	843	—	—	843
Balance - June 30, 2022	$246	$312,240	$104,077	$(17,926)	$398,637

	For the Six Months Ended June 30, 2021
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - December 31, 2020	$243	$308,870	$77,956	$3,485	$390,554
Net income	—	—	19,658	—	19,658
Changes in other comprehensive income on investment securities (net of tax benefit, $65)	—	—	—	(244)	(244)
Dividends on common stock ($0.20 per share)	—	—	(4,895)	—	(4,895)
Stock option exercises	2	1,322	—	—	1,324
Repurchase of restricted stock	—	(14)	—	—	(14)
Stock-based compensation expense	—	557	—	—	557
Balance - June 30, 2021	$245	$310,735	$92,719	$3,241	$406,940

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(dollars in thousands, except per share amounts) (Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operating activities:
Net income from continuing operations	$9,602	$17,156
Adjustments to reconcile net income from continuing operations to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,222	3,128
Net amortization (accretion) of premiums and discounts	312	(137)
Provision for (recovery of) for credit losses	521	(5,587)
Origination of loans held for sale	(26,998)	—
Proceeds from sale of loans held for sale	31,273	—
Loss on bank premises and equipment	620	—
Net gains on sale of mortgage loans	(593)	—
Earnings on bank-owned life insurance and gain on death benefit	(753)	(765)
Stock-based compensation expense	843	557
(Gain) loss on other real estate owned	(59)	17
Provision (benefit) for deferred income taxes	—	(39)
Net (increase) decrease in other assets	(2,168)	916
Net decrease in other liabilities	(3,296)	(1,793)
Net cash and cash equivalents provided by operating activities from continuing operations	12,526	13,453
Investing activities:
Purchases of securities available-for-sale	(27,573)	(68,519)
Proceeds from paydowns, maturities and calls of securities available-for-sale	16,896	18,528
Proceeds from paydowns, maturities and calls of securities held-to-maturity	7,907	12,065
Net decrease of FRB and FHLB stock	2,581	1,406
Net (increase) decrease in loans	(287,754)	156,018
Proceeds from bank-owned life insurance death benefit	138	225
Proceeds from sales of other real estate owned, net of improvements	181	1,788
Purchases of bank premises and equipment	(536)	(948)
Business acquisition, net of cash acquired	(4,554)	—
Net cash and cash equivalents (used in) provided by investing activities from continuing operations	(292,714)	120,563
Financing activities:
Net (decrease) increase in deposits	(80,411)	318,458
Cash dividends paid on common stock	(4,922)	(4,895)
Proceeds from exercised stock options	279	1,324
Repurchase of restricted stock	(8)	(14)
Extinguishment of senior subordinated notes	—	(20,000)
Repayment of FHLB advances	(75,000)	—
Repayment of short-term borrowings acquired	(19,254)	—
Increase (decrease) in securities sold under agreements to repurchase	58	(3,544)
Net cash and cash equivalents (used in) provided by financing activities from continuing operations	(179,258)	291,329
Net change in cash and cash equivalents from continuing operations	(459,446)	425,345

Cash flows used in discontinued operation:
Net cash and cash equivalents used in operating activities	—	(691)
Net change in cash and cash equivalents from discontinued operation	—	(691)

Net change in cash and cash equivalents	(459,446)	424,654
Cash and cash equivalents at beginning of period	530,167	196,185
Cash and cash equivalents at end of period	$70,721	$620,839
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$7,698	$11,211
Income taxes	1,556	5,995
Supplemental disclosure of noncash investing activities:
Fair value of assets acquired and liabilities assumed from acquisition:
Fair value of tangible assets acquired	24,382	—
Goodwill resulting from acquisition	2,790	—
Fair value of liabilities assumed	20,172	—

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

1.      ACCOUNTING POLICIES

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses.

At June 30, 2022, Primis Bank had thirty-four full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. Thirty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has administrative offices in Warrenton, Virginia and Glen Allen, Virginia. We consolidated six branches in the second quarter of 2022 and are planning to consolidate two additional branches in the third quarter of 2022. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

On April 28, 2022, Primis Bank entered into a definitive agreement to acquire 100% of the issued and outstanding capital stock of SeaTrust Mortgage Company (“SeaTrust”), a North Carolina corporation. On May 31, 2022, Primis Bank completed the acquisition (the “Acquisition”) of 100% of the outstanding capital stock of SeaTrust from Community First Bank, Inc. (the “Seller”) pursuant to the Stock Purchase Agreement, dated as of April 28, 2022 (the “Purchase Agreement”) by and among the Bank, Seller, and SeaTrust. As a result, SeaTrust became a wholly owned subsidiary of Primis Bank on May 31, 2022. Following the closing of the Acquisition, on June 1, 2022, the Bank changed the name of SeaTrust to Primis Mortgage Company (“Primis Mortgage”). Primis Mortgage originates mortgages primarily in North and South Carolina, Florida and Tennessee from eight offices. Pursuant to the Purchase Agreement, the Bank paid an aggregate purchase price of $7.0 million in cash to Seller at closing and assumed $19.3 million of SeaTrust’s indebtedness under certain warehouse lending facilities. Primis Mortgage is a subsidiary of Primis Bank.

Discontinued Operation

Primis Bank had an interest in one mortgage company, Southern Trust Mortgage, LLC (“STM”). Prior to December 31, 2021, Primis Bank owned 43.28% and 100% of STM’s common and preferred stock, respectively, and STM was considered an unconsolidated affiliate of the Company. On September 23, 2021, Primis Bank entered into an agreement with STM, whereby STM agreed to purchase all of the Bank's common membership interests and a portion of the Bank's preferred interests in STM for a combination of $1.6 million in cash and the assumption of a promissory note in the amount of $8.5 million. The transaction closed on December 31, 2021. Upon closing, STM continued to be a borrower of the Bank, but the Bank is no longer a minority owner of STM and STM is no longer considered an affiliate of the Company. The Company still holds 100% of STM’s preferred stock at June 30, 2022 but no longer has a position on STM’s board of directors and STM no longer represents a reportable operating segment of the Company.

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

Mortgage Loans Held for Sale

Loans held for sale are originated and held until sold to permanent investors. The fair value is determined on a recurring basis by utilizing quoted prices from dealers in such securities. Gains and losses on loan sales are recorded in noninterest income and direct loan origination costs are included in noninterest expense in the consolidated statements of income.

Assets Held for Sale

The Company classifies its assets as held for sale in accordance with FASB ASC 360, Property, Plant, and Equipment. When assets are identified as held for sale, the Company discontinues depreciating (amortizing) the assets and estimates the fair value, net of selling costs, of such assets. Assets held for sale is recorded at the lower of the net carrying amount of the assets or the estimated net fair value. If the estimated net fair value of the assets held for sale is less than the net carrying amount of the assets, an impairment charge is recorded in the condensed consolidated statements of income.

The Company assesses the net fair value of assets held for sale each reporting period the assets remain classified as held for sale. Subsequent changes, if any, in the net fair value of the assets held for sale that require an adjustment to the carrying amount are recorded in the condensed consolidated statements of income, unless the adjustment causes the carrying amount of the assets to exceed the net carrying amount upon initial classification as held for sale.

If circumstances arise that the Company previously considered unlikely and, as a result, the Company decides not to sell assets previously classified as held for sale, they are reclassified to another classification. Assets that are reclassified are measured at the lower of (a) their carrying amount before they were classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the assets remained in their previous classification, or (b) their fair value at the date of the subsequent decision not to sell.

Derivative Assets and Liabilities

Derivative assets and liabilities are recorded at fair value.

Mortgage loan commitments known as interest rate lock commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the balance sheet as other assets and other liabilities with changes in their fair values recorded as net gains on sale of mortgage loans and included in noninterest income in the consolidated statements of income.

Forward loan sale commitments are commitments to sell individual mortgage loans using both best efforts and mandatory delivery at a fixed price to an investor at a future date. Forward loan sale commitments are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle the derivative financial instrument at the balance sheet date. Forward loan sale commitments using mandatory delivery are derivatives but using best efforts are not derivatives but can be and have been accounted for at fair value. Gross derivative assets and liabilities are recorded as other assets and other liabilities with changes in fair value during the period recorded as net gains on sale of mortgage loans in non-interest income in the consolidated statements of income.

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

2.      BUSINESS COMBINATION

On April 28, 2022, Primis Bank entered into a definitive agreement to acquire 100% of the issued and outstanding capital stock of SeaTrust, a North Carolina corporation. On May 31, 2022, Primis Bank completed the acquisition of 100% of the outstanding capital stock of SeaTrust from the seller, Community First Bank, Inc. pursuant to the Purchase Agreement, dated as of April 28, 2022 by and among the Bank, Seller, and SeaTrust. As a result, SeaTrust became a wholly owned subsidiary of Primis Bank on May 31, 2022.

Pursuant to the Purchase Agreement, the Bank paid an aggregate purchase price of $7.0 million in cash to Seller at closing  and assumed $19.3 million of SeaTrust’s indebtedness under certain warehouse lending facilities.

Following the closing of the Acquisition, on June 1, 2022, the Bank changed the name of SeaTrust to Primis Mortgage Company.

In connection with the SeaTrust acquisition, the following table details the consideration paid, the initial estimated fair value of identifiable assets acquired and liabilities assumed as of the date of the acquisition, the subsequent adjustments to estimates, the final valuation of the fair value of identifiable assets acquired and liabilities assumed as of the date of the acquisition, and the resulting goodwill recorded (in thousands):

	Original	Adjustments	Final
(dollars in thousands)	Estimates	to Estimates	Valuation
Consideration paid:
Cash	$7,000	$—	$7,000
Value of consideration	$7,000	$—	$7,000

Assets acquired:
Cash and due from banks	$2,446	$—	$2,446
Mortgage loans held for sale	20,452	—	20,452
Premises and equipment, net	124	—	124
Leases right-of-use asset	42	—	42
Derivative assets	1,199	—	1,199
Deferred tax asset, net	26	—	26
Other assets	93	—	93
Total assets	24,382	—	24,382

Liabilities assumed:
Short term borrowings	19,254	—	19,254
Leases liability	42	—	42
Derivative liabilities	221	—	221
Other liabilities	655	—	655
Total liabilities	20,172	—	20,172

Net identifiable assets acquired	$4,210	$—	$4,210

Goodwill resulting from acquisition (1)			$2,790

(1)	Intangibles are subject to certain post-closing adjustments.

The table below illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2021. The unaudited combined pro forma revenue and net income combines the historical results of SeaTrust with the Company's consolidated statements of operations for the periods listed below and, while no material adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2021. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Total revenues	$33,721	$30,892	$64,531	$65,959

Net income	$5,198	$10,178	$9,648	$19,963

Included in the Company’s consolidated statements of income for the three and six months ended June 30, 2022 are $0.7 million of revenue and $0.1 million of net loss related to Primis Mortgage since its acquisition on June 1, 2022.

3.      INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
June 30, 2022
Residential government-sponsored mortgage-backed securities	$127,972	$5	$(11,895)	$116,082
Obligations of states and political subdivisions	34,775	9	(3,734)	31,050
Corporate securities	16,000	4	(352)	15,652
Collateralized loan obligations	5,025	—	(202)	4,823
Residential government-sponsored collateralized mortgage obligations	21,391	3	(1,140)	20,254
Government-sponsored agency securities	17,695	—	(2,189)	15,506
Agency commercial mortgage-backed securities	49,919	—	(3,147)	46,772
SBA pool securities	7,094	22	(75)	7,041
Total	$279,871	$43	$(22,734)	$257,180

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2021
Residential government-sponsored mortgage-backed securities	$122,506	$740	$(636)	$122,610
Obligations of states and political subdivisions	30,728	755	(252)	31,231
Corporate securities	13,000	685	—	13,685
Collateralized loan obligations	5,026	—	(16)	5,010
Residential government-sponsored collateralized mortgage obligations	19,671	297	(161)	19,807
Government-sponsored agency securities	17,671	32	(215)	17,488
Agency commercial mortgage-backed securities	52,452	513	(298)	52,667
SBA pool securities	8,870	48	(84)	8,834
Total	$269,924	$3,070	$(1,662)	$271,332

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
June 30, 2022
Residential government-sponsored mortgage-backed securities	$11,451	$—	$(628)	$—	$10,823
Obligations of states and political subdivisions	3,121	16	(33)	—	3,104
Residential government-sponsored collateralized mortgage obligations	406	—	(11)	—	395
Total	$14,978	$16	$(672)	$—	$14,322

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2021
Residential government-sponsored mortgage-backed securities	$13,616	$296	$(1)	$—	$13,911
Obligations of states and political subdivisions	3,805	93	—	—	3,898
Residential government-sponsored collateralized mortgage obligations	519	13	—	—	532
Government-sponsored agency securities	5,000	23	—	—	5,023
Total	$22,940	$425	$(1)	$—	$23,364

During the three months ended June 30, 2022 and 2021, $5.0 million and $40.3 million, respectively, of available-for-sale investment securities were purchased. No held-to-maturity investments were purchased during the three months ended June 30, 2022 and 2021. No investment securities were sold during the three months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022 and 2021, $27.6 million and $68.5 million, respectively, of available-for-sale investment securities were purchased. No held-to-maturity investments were purchased during the six months ended June 30, 2022 and 2021. No investment securities were sold during the six months ended June 30, 2022 and 2021.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2022, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$1,500	$1,489	$402	$402
Due in one to five years	10,012	9,413	866	875
Due in five to ten years	26,044	24,756	1,519	1,492
Due after ten years	35,939	31,373	334	335
Residential government-sponsored mortgage-backed securities	127,972	116,082	11,451	10,823
Residential government-sponsored collateralized mortgage obligations	21,391	20,254	406	395
Agency commercial mortgage-backed securities	49,919	46,772	—	—
SBA pool securities	7,094	7,041	—	—
Total	$279,871	$257,180	$14,978	$14,322

Investment securities with a carrying amount of approximately $111.2 million and $180.7 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of June 30, 2022, Primis did not have any allowance for credit losses on held-to-maturity securities.

The unrealized losses related to investment securities available-for-sale identified as of June 30, 2022, or December 31, 2021, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As a result, none of the securities were deemed to require an allowance for credit losses. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
June 30, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$111,918	$(11,311)	$3,809	$(584)	$115,727	$(11,895)
Obligations of states and political subdivisions	23,728	(2,716)	4,700	(1,018)	28,428	(3,734)
Corporate securities	9,648	(352)	—	—	9,648	(352)
Collateralized loan obligations	4,823	(202)	—	—	4,823	(202)
Residential government-sponsored collateralized mortgage obligations	14,578	(632)	4,465	(508)	19,043	(1,140)
Government-sponsored agency securities	15,506	(2,189)	—	—	15,506	(2,189)
Agency commercial mortgage-backed securities	44,618	(2,811)	2,154	(336)	46,772	(3,147)
SBA pool securities	739	(19)	3,778	(56)	4,517	(75)
Total	$225,558	$(20,232)	$18,906	$(2,502)	$244,464	$(22,734)

	Less than 12 months		12 Months or More		Total
June 30, 2022	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$10,750	$(624)	$73	$(4)	$10,823	$(628)
Obligations of states and political subdivisions	401	(33)	—	—	401	(33)
Residential government-sponsored collateralized mortgage obligations	395	(11)	—	—	395	(11)
Total	$11,546	$(668)	$73	$(4)	$11,619	$(672)

	Less than 12 months		12 Months or More		Total
December 31, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$84,123	$(636)	$—	$—	$84,123	$(636)
Obligations of states and political subdivisions	14,472	(252)	—	—	14,472	(252)
Corporate securities	—	—	—	—	—	—
Collateralized loan obligations	5,010	(16)	—	—	5,010	(16)
Residential government-sponsored collateralized mortgage obligations	5,589	(161)	—	—	5,589	(161)
Government-sponsored agency securities	15,956	(215)	—	—	15,956	(215)
Agency commercial mortgage-backed securities	20,786	(194)	2,027	(104)	22,813	(298)
SBA pool securities	—	—	4,544	(84)	4,544	(84)
Total	$145,936	$(1,474)	$6,571	$(188)	$152,507	$(1,662)

	Less than 12 months		12 Months or More		Total
December 31, 2021	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$324	$(1)	$324	$(1)
Total	$—	$—	$324	$(1)	$324	$(1)

Changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2022 and 2021 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on	Held-to-Maturity
For the three months ended June 30, 2022	Available-for-Sale	Securities	Total
Beginning balance	$(9,455)	$—	$(9,455)
Current period other comprehensive income (loss)	(8,471)	—	(8,471)
Ending balance	$(17,926)	$—	$(17,926)

	Unrealized Holding
	Gains on	Held-to-Maturity
For the three months ended June 30, 2021	Available-for-Sale	Securities	Total
Beginning balance	$2,265	(2)	$2,263
Current period other comprehensive income	978	—	978
Ending balance	$3,243	$(2)	$3,241

	Unrealized Holding
	Gains (Losses) on	Held-to-Maturity
For the six months ended June 30, 2022	Available-for-Sale	Securities	Total
Beginning balance	$1,112	$—	$1,112
Current period other comprehensive income (loss)	(19,038)	—	(19,038)
Ending balance	$(17,926)	$—	$(17,926)

	Unrealized Holding
	Gains (Losses) on	Held-to-Maturity
For the six months ended June 30, 2021	Available-for-Sale	Securities	Total
Beginning balance	$3,636	$(151)	$3,485
Current period other comprehensive income (loss)	(393)	149	(244)
Ending balance	$3,243	$(2)	$3,241

4.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Loans held for sale	$16,096	$—
Loans secured by real estate:
Commercial real estate - owner occupied	432,533	387,703
Commercial real estate - non-owner occupied	598,974	588,000
Secured by farmland	7,951	8,612
Construction and land development	117,529	121,444
Residential 1-4 family	606,303	547,560
Multi-family residential	144,406	164,071
Home equity lines of credit	69,860	73,846
Total real estate loans	1,977,556	1,891,236

Commercial loans	447,182	301,980
Paycheck Protection Program loans	17,525	77,319
Consumer loans	179,691	60,996
Total Non-PCD loans	2,621,954	2,331,531
PCD loans	6,843	8,455
Total loans	$2,628,797	$2,339,986

The accounting policy related to the allowance for credit losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the expected losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $9.0 million and $10.8 million at June 30, 2022 and December 31, 2021, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2022 and December 31, 2021 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
June 30, 2022	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$387	$136	$—	$523	$432,010	$432,533
Commercial real estate - non-owner occupied	5,738	15,709	—	21,447	577,527	598,974
Secured by farmland	—	—	659	659	7,292	7,951
Construction and land development	430	32	—	462	117,067	117,529
Residential 1-4 family	1,317	303	8,682	10,302	596,001	606,303
Multi- family residential	—	—	—	—	144,406	144,406
Home equity lines of credit	223	36	170	429	69,431	69,860
Commercial loans	1,976	1,711	2,510	6,197	440,985	447,182
Paycheck Protection Program loans	57	104	1,512	1,673	15,852	17,525
Consumer loans	443	56	—	499	179,192	179,691
Total Non-PCD loans	10,571	18,087	13,533	42,191	2,579,763	2,621,954
PCD loans	135	1,361	12	1,508	5,335	6,843
Total	$10,706	$19,448	$13,545	$43,699	$2,585,098	$2,628,797

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2021	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$194	$346	$—	$540	$387,163	$387,703
Commercial real estate - non-owner occupied	—	—	—	—	588,000	588,000
Secured by farmland	791	—	—	791	7,821	8,612
Construction and land development	204	131	4,575	4,910	116,534	121,444
Residential 1-4 family	9,384	254	137	9,775	537,785	547,560
Multi- family residential	—	—	—	—	164,071	164,071
Home equity lines of credit	331	—	171	502	73,344	73,846
Commercial loans	387	—	1,246	1,633	300,347	301,980
Paycheck Protection Program loans	4,954	8,559	283	13,796	63,523	77,319
Consumer loans	193	130	2	325	60,671	60,996
Total Non-PCD loans	16,438	9,420	6,414	32,272	2,299,259	2,331,531
PCD loans	1,717	—	—	1,717	6,738	8,455
Total	$18,155	$9,420	$6,414	$33,989	$2,305,997	$2,339,986

The amortized cost, by class, of loans and leases on nonaccrual status at June 30, 2022 and December 31, 2021, were as follows (in thousands):

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
June 30, 2022	or More	Past Due	Loans (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$356	$356	$356
Secured by farmland	659	148	807	659
Construction and land development	—	32	32	—
Residential 1-4 family	8,682	658	9,340	8,600
Multi- family residential	—	4,151	4,151	4,151
Home equity lines of credit	170	469	639	23
Commercial loans	2,510	400	2,910	1,117
Consumer loans	—	27	27	2
Total Non-PCD loans	12,021	6,241	18,262	14,908
PCD loans	12	1,361	1,373	—
Total	$12,033	$7,602	$19,635	$14,908

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
December 31, 2021	or More	Past Due	Loans (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$842	$842	$842
Secured by farmland	—	836	836	836
Construction and land development	4,575	34	4,609	4,609
Residential 1-4 family	137	411	548	548
Multi- family residential	—	4,301	4,301	4,301
Home equity lines of credit	171	253	424	424
Commercial loans	1,246	476	1,722	745
Consumer loans	2	16	18	10
Total Non-PCD loans	6,131	7,169	13,300	12,315
PCD loans	—	1,729	1,729	—
Total	$6,131	$8,898	$15,029	$12,315
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $0.8 million and $1.1 million at June 30, 2022 and December 31, 2021, respectively.
(2)	Nonaccrual loans with no credit loss allowance include SBA guaranteed amounts totaling $0.7 million and $1.1 million at June 30, 2022 and December 31, 2021, respectively.

We had $1.5 million and $0.3 million of PPP loans greater than 90 days past due and still accruing at June 30, 2022 and December 31, 2021, respectively.

The following table presents nonaccrual loans as of June 30, 2022 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$356	$—	$—	$356
Secured by farmland	—	—	—	19	—	659	—	129	807
Construction and land development	—	—	—	—	—	32	—	—	32
Residential 1-4 family	—	—	—	8,600	—	475	—	265	9,340
Multi- family residential	—	—	—	—	—	4,151	—	—	4,151
Home equity lines of credit	—	—	—	—	—	—	616	23	639
Commercial loans	—	—	7	—	1,502	245	1,156	—	2,910
Paycheck Protection Program loans	—		—	—	—	—	—	—	—
Consumer loans	—	—	—	—	2	6	19	—	27
Total non-PCD nonaccruals	—	—	7	8,619	1,504	5,924	1,791	417	18,262
PCD loans	—	—	—	—	—	1,373	—	—	1,373
Total nonaccrual loans	$—	$—	$7	$8,619	$1,504	$7,297	$1,791	$417	$19,635

Interest received on nonaccrual loans was $0.1 million and $0.05 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.09 million for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, there were 11 TDR loans outstanding in the amount of $2.7 million primarily due to the economic impact of COVID-19 on certain of the Bank’s borrowers. There have been no defaults of TDRs modified during the past twelve months.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Primis had no loans classified Doubtful at June 30, 2022 or December 31, 2021.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of June 30, 2022 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$48,503	$60,905	$19,728	$34,832	$27,892	$219,330	$10,509	$6,838	$428,537
Special Mention	—	—	—	—	—	1,190	—	—	1,190
Substandard	—	—	—	1	—	2,805	—	—	2,806
Doubtful	—	—	—	—	—	—	—	—	—
	$48,503	$60,905	$19,728	$34,833	$27,892	$223,325	$10,509	$6,838	$432,533
Weighted average risk grade	3.20	3.49	3.38	3.49	3.43	3.52	3.16	3.96	3.46
Commercial real estate - nonowner occupied
Pass	$22,983	$122,209	$36,361	$31,382	$61,577	$262,383	$3,001	$3,099	$542,995
Special Mention	—	—	—	—	15,072	40,306	—	601	55,979
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$22,983	$122,209	$36,361	$31,382	$76,649	$302,689	$3,001	$3,700	$598,974
Weighted average risk grade	3.22	3.17	3.71	3.92	3.83	3.82	2.67	3.32	3.66
Secured by farmland
Pass	$857	$23	$60	$—	$—	$3,580	$1,499	$92	$6,111
Special Mention	—	—	—	—	—	1,033	—	—	1,033
Substandard	—	—	—	19	—	659	—	129	807
Doubtful	—	—	—	—	—	—	—	—	—
	$857	$23	$60	$19	$—	$5,272	$1,499	$221	$7,951
Weighted average risk grade	3.43	4.00	4.00	6.00	N/A	4.18	3.98	4.33	4.07
Construction and land development
Pass	$15,995	$62,404	$9,687	$1,477	$7,564	$19,385	$961	$24	$117,497
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	32	—	—	32
Doubtful	—	—	—	—	—	—	—	—	—
	$15,995	$62,404	$9,687	$1,477	$7,564	$19,417	$961	$24	$117,529
Weighted average risk grade	3.29	3.12	3.80	3.68	3.24	3.67	3.31	4.00	3.31
Residential 1-4 family
Pass	$120,609	$157,734	$46,431	$65,915	$43,122	$157,392	$1,935	$3,179	$596,317
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	8,599	—	1,122	—	265	9,986
Doubtful	—	—	—	—	—	—	—	—	—
	$120,609	$157,734	$46,431	$74,514	$43,122	$158,514	$1,935	$3,444	$606,303
Weighted average risk grade	3.09	3.04	3.07	3.40	3.13	3.23	3.90	3.27	3.16
Multi- family residential
Pass	$3,382	$22,187	$18,604	$7,142	$2,834	$78,732	$306	$704	$133,891
Special Mention	—	—	—	—	—	5,327	—	—	5,327
Substandard	—	—	—	—	—	4,889	—	299	5,188
Doubtful	—	—	—	—	—	—	—	—	—
	$3,382	$22,187	$18,604	$7,142	$2,834	$88,948	$306	$1,003	$144,406
Weighted average risk grade	3.59	3.00	3.90	3.00	3.49	3.55	4.00	4.60	3.49
Home equity lines of credit
Pass	$168	$590	$55	$71	$231	$4,601	$62,356	$872	$68,944
Special Mention	—	—	—	—	—	—	276	—	276
Substandard	—	—	—	—	—	—	617	23	640
Doubtful	—	—	—	—	—	—	—	—	—
	$168	$590	$55	$71	$231	$4,601	$63,249	$895	$69,860
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.81	3.07	4.05	3.13
Commercial loans
Pass	$176,511	$68,077	$9,581	$8,472	$9,870	$23,506	$97,155	$45,432	$438,604
Special Mention	—	—	—	1,997	—	—	509	—	2,506
Substandard	—	—	7	—	1,502	1,817	2,746	—	6,072
Doubtful	—	—	—	—	—	—	—	—	—
	$176,511	$68,077	$9,588	$10,469	$11,372	$25,323	$100,410	$45,432	$447,182
Weighted average risk grade	2.95	3.41	3.40	3.99	3.77	3.72	3.26	3.72	3.27
Paycheck Protection Program loans
Pass	$—	$14,440	$3,085	$—	$—	$—	$—	$—	$17,525
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$14,440	$3,085	$—	$—	$—	$—	$—	$17,525
Weighted average risk grade	N/A	2.00	2.00	N/A	N/A	N/A	N/A	N/A	2.00

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Consumer loans
Pass	$136,676	$31,200	$1,885	$551	$679	$5,002	$3,569	$—	$179,562
Special Mention	—	—	—	—	—	72	—	—	72
Substandard	—	30	—	—	2	6	19	—	57
Doubtful	—	—	—	—	—	—	—	—	—
	$136,676	$31,230	$1,885	$551	$681	$5,080	$3,588	$—	$179,691
Weighted average risk grade	3.11	3.81	3.99	3.99	4.01	4.02	3.96	N/A	3.29
PCD
Pass	$—	$—	$—	$—	$—	$3,960	$—	$—	$3,960
Special Mention	—	—	—	—	—	1,353	—	—	1,353
Substandard	—	—	—	—	—	1,530	—	—	1,530
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$6,843	$—	$—	$6,843
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.48	N/A	N/A	4.48
Total	$525,684	$539,799	$145,484	$160,458	$170,345	$840,012	$185,458	$61,557	$2,628,797
Weighted average risk grade	3.07	3.19	3.44	3.55	3.55	3.60	3.21	3.72	3.37

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2021 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$58,596	$18,411	$35,498	$28,163	$45,013	$187,461	$3,010	$6,937	$383,089
Special Mention	—	—	—	—	140	1,184	—	—	1,324
Substandard	—	—	475	—	—	2,815	—	—	3,290
Doubtful	—		—	—	—	—	—	—	—
	$58,596	$18,411	$35,973	$28,163	$45,153	$191,460	$3,010	$6,937	$387,703
Weighted average risk grade	3.43	3.42	3.47	3.43	3.55	3.53	3.29	3.96	3.51
Commercial real estate - nonowner occupied
Pass	$107,572	$55,956	19,816	$76,076	$58,883	$235,676	$3,668	$—	$557,647
Special Mention	—	—	—	—	—	12,097	—	—	12,097
Substandard	—	—	—	—	—	17,655	—	601	18,256
Doubtful	—	—	—	—	—	—	—	—	—
	$107,572	$55,956	$19,816	$76,076	$58,883	$265,428	$3,668	$601	$588,000
Weighted average risk grade	3.05	3.47	3.83	3.45	3.81	3.81	2.94	6.00	3.59
Secured by farmland
Pass	$320	$66	$—	$—	$445	$3,734	$1,955	$—	$6,520
Special Mention	—	—	—	—	852	404	—	—	1,256
Substandard	—	—	24	—	681	—	131	—	836
Doubtful	—	—	—	—	—	—	—	—	—
	$320	$66	$24	$—	$1,978	$4,138	$2,086	$—	$8,612
Weighted average risk grade	3.17	4.00	6.00	N/A	5.04	3.61	4.09	N/A	4.05
Construction and land development
Pass	$57,320	$14,003	$13,360	$7,061	$8,414	$15,664	$982	$31	$116,835
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,575	—	—	34	—	—	4,609
Doubtful	—	—	—	—	—	—	—	—	—
	$57,320	$14,003	$17,935	$7,061	$8,414	$15,698	$982	$31	$121,444
Weighted average risk grade	3.15	3.56	4.48	3.26	3.91	3.54	3.31	4.00	3.50
Residential 1-4 family
Pass	$165,106	$54,037	$81,905	$49,694	$43,173	$138,711	$1,845	$3,484	$537,955
Special Mention	—	—	8,514	—	—	—	—	—	8,514
Substandard	—	—	—	—	—	795	—	296	1,091
Doubtful	—	—	—	—	—	—	—	—	—
	$165,106	$54,037	$90,419	$49,694	$43,173	$139,506	$1,845	$3,780	$547,560
Weighted average risk grade	3.04	3.06	3.24	3.13	3.07	3.26	3.98	3.30	3.15
Multi- family residential
Pass	$37,030	$18,866	$7,228	$6,328	$36,574	$42,310	$5,031	$—	$153,367
Special Mention	—	—	—	—	—	5,326	—	—	5,326
Substandard	—	—	—	—	—	5,076	—	302	5,378
Doubtful	—	—	—	—	—	—	—	—	—
	$37,030	$18,866	$7,228	$6,328	$36,574	$52,712	$5,031	$302	$164,071
Weighted average risk grade	3.40	3.90	3.00	3.59	3.00	3.92	4.00	6.00	3.55
Home equity lines of credit
Pass	$715	$59	$75	$235	$425	$4,337	$67,157	$143	$73,146
Special Mention	—	—	—	—	—	—	276	—	276
Substandard	—	—	—	—	—	—	398	26	424
Doubtful	—	—	—	—	—	—	—	—	—
	$715	$59	$75	$235	$425	$4,337	$67,831	$169	$73,846
Weighted average risk grade	3.00	3.00	3.00	3.00	3.77	3.79	3.09	4.31	3.14
Commercial loans
Pass	$95,085	$10,415	$11,923	$10,648	$10,522	$18,284	$134,302	$5,338	$296,517
Special Mention	—	—	—	—	—	—	845	—	845
Substandard	—	9	—	1,508	—	1,938	1,163	—	4,618
Doubtful	—	—	—	—	—	—	—	—	—
	$95,085	$10,424	$11,923	$12,156	$10,522	$20,222	$136,310	$5,338	$301,980
Weighted average risk grade	3.43	3.36	3.79	3.77	2.95	3.96	3.43	3.95	3.48
Paycheck Protection Program loans
Pass	$56,087	$21,232	$—	$—	$—	$—	$—	$—	$77,319
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$56,087	$21,232	$—	$—	$—	$—	$—	$—	$77,319
Weighted average risk grade	2.00	2.00	N/A	N/A	N/A	N/A	N/A	N/A	2.00

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Consumer loans
Pass	$48,107	$2,351	$1,002	$914	$237	$5,766	$2,519	$—	$60,896
Special Mention	—	—	—	—	—	82	—	—	82
Substandard	—	—	—	7	9	2	—	—	18
Doubtful	—	—	—	—	—	—	—	—	—
	$48,107	$2,351	$1,002	$921	$246	$5,850	$2,519	$—	$60,996
Weighted average risk grade	3.55	3.99	3.99	4.02	4.07	4.01	4.00	N/A	3.65
PCD
Pass	$—	$—	$—	$—	$—	$5,145	$30	$—	$5,175
Special Mention	—	—	—	—	—	1,391	—	—	1,391
Substandard	—	—	—	—	1,717	172	—	—	1,889
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$1,717	$6,708	$30	$—	$8,455
Weighted average risk grade	N/A	N/A	N/A	N/A	6.00	4.08	3.00	N/A	4.47
Total	$625,938	$195,405	$184,395	$180,634	$207,085	$706,059	$223,312	$17,158	$2,339,986
Weighted average risk grade	3.12	3.24	3.50	3.38	3.45	3.64	3.35	3.92	3.39

Revolving loans that converted to term during 2022 were as follows (in thousands):

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Commercial real estate - non-owner occupied	$3,099	$3,099
Secured by farmland	129	220
Residential 1-4 family	174	422
Multi- family residential	704	704
Home equity lines of credit	—	740
Commercial loans	40,325	40,459
Total loans	$44,431	$45,644

The amount of foreclosed residential real estate property held at June 30, 2022 and December 31, 2021 was $0.8 million and $0.9 million, respectively. There were no recorded investments in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at June 30, 2022 and December 31, 2021.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of June 30, 2022 and December 31, 2021, calculated in accordance with the current expected credit losses (“CECL”) methodology described above (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity		Paycheck
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Protection	Consumer	PCD
June 30, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Program	Loans	Loans	Total
Modeled expected credit losses	$4,014	$7,411	$10	$610	$3,431	$1,715	$272	$3,592	$—	$1,550	$—	$22,605
Q-factor and other qualitative adjustments	287	506	39	414	841	445	91	809	—	—	—	3,432
Specific allocations	—	—	—	—	—	—	—	2,027	—	19	2,126	4,172
Total	$4,301	$7,917	$49	$1,024	$4,272	$2,160	$363	$6,428	$—	$1,569	$2,126	$30,209

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity		Paycheck
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Protection	Consumer	PCD
December 31, 2021	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Program	Loans	Loans	Total
Modeled expected credit losses	$4,281	$8,020	$9	$540	$3,012	$1,885	$273	$2,154	$—	$786	$—	$20,960
Q-factor and other qualitative adjustments	281	1,008	47	458	576	1,395	164	1,276	—	—	—	5,205
Specific allocations	—	—	—	—	—	—	—	658	—	1	2,281	2,940
Total	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$—	$787	$2,281	$29,105

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three months ended June 30, 2022 and 2021 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Three Months Ended June 30, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$4,173	$8,913	$49	$1,029	$3,888	$2,289	$376	$5,466	$1,025	$2,171	$29,379
Provision (recovery)	142	(1,498)	—	(5)	384	(129)	(14)	962	625	(45)	422
Charge offs	(14)	—	—	—	—	—	—	—	(84)	—	(98)
Recoveries	—	502	—	—	—	—	1	—	3	—	506
Ending balance	$4,301	$7,917	$49	$1,024	$4,272	$2,160	$363	$6,428	$1,569	$2,126	$30,209

Three Months Ended June 30, 2021
Allowance for credit losses:
Beginning balance	$4,144	$13,804	$111	$3,066	$6,770	$1,246	$825	$2,192	$369	$2,366	$34,893
Provision (recovery)	794	(2,569)	(31)	(375)	(2,328)	(157)	(224)	633	70	(28)	(4,215)
Charge offs	(169)	—	—	—	—	—	—	—	(18)	—	(187)
Recoveries	—	—	—	—	9	1	—	757	7	—	774
Ending balance	$4,769	$11,235	$80	$2,691	$4,451	$1,090	$601	$3,582	$428	$2,338	$31,265

Activity in the allowance for credit losses by class of loan for the six months ended June 30, 2022 and 2021 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Six Months Ended June 30, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$29,105
Provision (recovery)	(247)	(1,613)	(7)	26	627	(1,120)	(61)	2,170	901	(155)	521
Charge offs	(14)	—	—	—	—	—	(14)	—	(131)	—	(159)
Recoveries	—	502	—	—	57	—	1	170	12	—	742
Ending balance	$4,301	$7,917	$49	$1,024	$4,272	$2,160	$363	$6,428	$1,569	$2,126	$30,209

Six Months Ended June 30, 2021
Allowance for credit losses:
Beginning balance	$6,699	$11,426	$104	$1,815	$9,579	$1,412	$901	$1,498	$517	$2,394	$36,345
Provision (recovery)	(1,761)	(191)	(24)	876	(5,138)	(323)	(300)	1,393	(63)	(56)	(5,587)
Charge offs	(169)	—	—	—	—	—	—	(74)	(54)	—	(297)
Recoveries	—	—	—	—	10	1	—	765	28	—	804
Ending balance	$4,769	$11,235	$80	$2,691	$4,451	$1,090	$601	$3,582	$428	$2,338	$31,265

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

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Loan	Specific	Loan	Specific
	Balance (1)	Allocations	Balance (1)	Allocations
Commercial real estate - owner occupied	$2,805	$—	$3,291	$—
Commercial real estate - non-owner occupied	—	—	18,256	—
Secured by farmland	659	—	681	—
Construction and land development	—	—	4,575	—
Residential 1-4 family	9,244	—	541	—
Multi- family residential	10,516	—	5,378	—
Home equity lines of credit	23	—	—	—
Commercial loans	5,221	2,027	3,688	658
Consumer loans	32	19	7	1
Total non-PCD loans	28,500	2,046	36,417	659
PCD loans	6,843	2,126	8,455	2,281
Total loans	$35,343	$4,172	$44,872	$2,940
(1)	Includes SBA guarantees of $0.7 million at June 30, 2022 and December 31, 2021.

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

Assets and Liabilities Measured on a Recurring Basis:

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

Loans Held for Sale

The fair value of loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. The fair value is determined on a recurring basis by utilizing quoted prices from dealers in such securities.

Derivative Assets and Liabilities

Interest Rate Lock Commitments (“IRLC”): The Company determines the value of IRLCs by comparing the market price to the price locked in with the customer, adding fees or points to be collected at closing, subtracting commissions to be paid at closing, and subtracting estimated remaining loan origination costs to the bank based on the processing status of the loan. IRLCs are classified within Level 3 of the valuation hierarchy.

Best Efforts Forward Loan Sales Commitments: Best efforts forward loan sales commitments are classified within Level 2 of the valuation hierarchy. Best efforts forward loan sales commitments fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Best efforts forward loan sales commitments are entered into for loans at the time the borrower commitment is made. These best efforts forward loan sales commitments are valued using the committed price to the counterparty against the current market price of the interest rate lock commitment or mortgage loan held for sale.

Mandatory Forward Loan Sales Commitments: Fair values for mandatory forward loan sales commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Due to the observable inputs used by Primis, best efforts mandatory loan sales commitments are classified within Level 2 of the valuation hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$116,082	$—	$116,082	$—
Obligations of states and political subdivisions	31,050	—	31,050	—
Corporate securities	15,652	—	15,652	—
Collateralized loan obligations	4,823	—	4,823	—
Residential government-sponsored collateralized mortgage obligations	20,254	—	20,254	—
Government-sponsored agency securities	15,506	—	15,506	—
Agency commercial mortgage-backed securities	46,772	—	46,772	—
SBA pool securities	7,041	—	7,041	—
	257,180	—	257,180	—
Loans held for sale	16,096	—	16,096	—
Derivative assets	863	—	839	24
Total assets	$274,139	$—	$274,115	$24

Liabilities:
Derivative liabilities	$103	$—	$100	$3
Total liabilities	$103	$—	$100	$3

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$122,610	$—	$122,610	$—
Obligations of states and political subdivisions	31,231	—	31,231	—
Corporate securities	13,685	—	13,685	—
Collateralized loan obligations	5,010	—	5,010	—
Residential government-sponsored collateralized mortgage obligations	19,807	—	19,807	—
Government-sponsored agency securities	17,488	—	17,488	—
Agency commercial mortgage-backed securities	52,667	—	52,667	—
SBA pool securities	8,834	—	8,834	—
Total assets	$271,332	$—	$271,332	$—

The following tables present additional information about the assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs (in thousands):

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Derivative assets:
Interest Rate Lock Commitments
Balance at beginning of the period	$—	$—	$—	$—
Acquired	14		14
Gain included in net income	10	—	10	—
Purchases	—	—	—	—
Sales	—	—	—	—
Issues	—	—	—	—
Settlements	—	—	—	—
Transfers in/out of Level 3	—	—	—	—
Balance at end of the period	$24	$—	$24	$—

The following tables present additional information about the liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs (in thousands):

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Derivative liabilities:
Interest Rate Lock Commitments
Balance at beginning of the period	$—	$—	$—	$—
Acquired	44		44
Loss included in net income	(41)	—	(41)	—
Purchases	—	—	—	—
Sales	—	—	—	—
Issues	—	—	—	—
Settlements	—	—	—	—
Transfers in/out of Level 3	—	—	—	—
Balance at end of the period	$3	$—	$3	$—

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

Assets Held for Sale

Assets held for sale are valued based on third-party appraisals less estimated disposal costs. Primis considers third party appraisals, as well as independent fair value assessments from realtors or persons involved in selling bank premises, furniture and equipment, in determining the fair value of particular properties. Accordingly, the valuation of assets held for sale is subject to significant external and internal judgment. Primis periodically reviews premises, furniture and equipment held for sale to determine if the fair value of the property, less disposal costs, has declined below its recorded book value and records any adjustments accordingly.

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5% to 10% of collateral valuation at June 30, 2022 and December 31, 2021. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At June 30, 2022 and December 31, 2021, the total amount of OREO was $1.0 million and $1.2 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$32,992	$—	$—	$32,992
Assets held for sale	3,127	—	—	3,127
Other real estate owned:
Construction and land development	266	—	—	266
Residential 1-4 family	775	—	—	775

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$44,331	$—	$—	$44,331
Other real estate owned:
Construction and land development	266	—	—	266
Residential 1-4 family	897	—	—	897

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		June 30, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$70,721	$70,721	$530,167	$530,167
Securities available-for-sale	Level 2	257,180	257,180	271,332	271,332
Securities held-to-maturity	Level 2	14,978	14,322	22,940	23,364
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	12,940	12,940	15,521	15,521
Net loans	Level 3	2,598,588	2,486,645	2,310,881	2,278,456
Loans held for sale	Level 2	16,096	16,096	—	—
Accrued interest receivable	Level 2	10,000	10,000	13,028	13,028
Derivative assets	Level 2 and 3	863	863	—	—
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,330,418	$1,330,418	$1,380,020	$1,380,020
Money market and savings accounts	Level 2	1,023,164	1,023,164	1,022,621	1,022,621
Time deposits	Level 3	329,223	330,876	360,575	362,902
Securities sold under agreements to repurchase	Level 1	10,020	10,020	9,962	9,962
FHLB advances	Level 1	25,000	25,000	100,000	100,000
Junior subordinated debt	Level 2	9,757	9,836	9,731	10,367
Senior subordinated notes	Level 2	85,413	86,635	85,297	91,141
Accrued interest payable	Level 2	1,715	1,715	1,864	1,864
Derivative liabilities	Level 2 and 3	103	103	—	—

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

6.      LEASES

The Company leases certain premises and equipment under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At June 30, 2022 and December 31, 2021, the Company had operating lease liabilities totaling $5.3 million and $6.5 million, respectively, and right-of-use assets totaling $4.8 million and $5.9 million, respectively, related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the three months ended June 30, 2022 and 2021, our net operating lease cost was $0.4 million and $0.6 million, respectively, and for the six months ended June 30, 2022 and 2021, was $1.0 million and $1.2 million, respectively. These net operating lease costs are reflected in occupancy expenses on our consolidated income statements.

The following table presents other information related to our operating leases:

	For the Six Months Ended
(in thousands except for percent and period data)	June 30, 2022	June 30, 2021
Other information:
Weighted-average remaining lease term - operating leases, in years	4.5	4.6
Weighted-average discount rate - operating leases	2.8%	2.5%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	June 30, 2022
Lease payments due:
2022	$1,136
2023	1,718
2024	949
2025	421
2026	357
Thereafter	1,080
Total lease payments	5,661
Less: imputed interest	(362)
Lease liabilities	$5,299

     As of June 30, 2022, the Company had one operating lease that has not yet commenced that will create additional lease liabilities and right-of-use assets for the Company. As of December 31, 2021, the Company did not have any operating lease that have not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

7.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at June 30, 2022 and December 31, 2021 was $10.0 million.

At June 30, 2022 and December 31, 2021, we have pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $17.7 million and $21.7 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

8.     JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures. At June 30, 2022 and December 31, 2021, there was $10.3 million outstanding, net of approximately $0.6 million of debt issuance costs. These securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of June 30, 2022 and December 31, 2021, the interest rate was 4.98%

and 3.17%, respectively. The dividends paid to holders of these securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At June 30, 2022, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. These notes initially beared interest at 5.875% per annum until January 31, 2022; interest is currently payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At June 30, 2022, all of these notes qualified as Tier 2 capital.

In 2017, the Company assumed a Senior Subordinated Note Purchase Agreement, dated April 22, 2015, entered into with certain institutional accredited investors, pursuant to which $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 was sold to the investors. On February 1, 2021, the Company redeemed all of these notes.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. These notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month Term Secured Overnight Financing Rate, plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. At June 30, 2022, all of these notes qualified as Tier 2 capital.

At June 30, 2022 and December 31, 2021, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1.6 million and $1.7 million, respectively.

9.      STOCK-BASED COMPENSATION

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

A summary of stock option activity for the six months ended June 30, 2022 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	283,800	$10.98	2.2	$1,153
Expired	(13,500)	9.58
Exercised	(27,500)	—
Options outstanding, end of period	242,800	$11.15	1.9	$603

Exercisable at end of period	242,800	$11.15	1.9	$603

There was no stock-based compensation expense associated with stock options for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for 2022 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	98,050	$14.58	3.3
Granted	48,658	13.85
Vested	(70,708)	13.99
Unvested restricted stock outstanding, end of period	76,000	$14.33	2.9

Stock-based compensation expense for time vested restricted stock awards totaled $0.1 million for each of the three months ended June 30, 2022 and 2021 and $0.8 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, unrecognized compensation expense associated with restricted stock awards was $0.9 million, which is expected to be recognized over a weighted average period of 2.9 years.

A summary of performance-based restricted stock units (the “Units”) for 2022 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	59,335	$15.00	4.0
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested Units outstanding, end of period	59,335	$15.00	3.5

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

The Company did not recognize any stock-based compensation expense associated with these Units for the three and six months ended June 30, 2022 because it is not probable that these Units will vest. The grant date fair value of these Units was $15.00 per Unit. The potential unrecognized compensation expense associated with these Units is $1.3 million at June 30, 2022.

10.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $12.7 million and $13.1 million as of June 30, 2022 and December 31, 2021, respectively.

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 4 - Loans and Allowance for Credit Losses, as if such commitments were funded. The allowance for credit losses on off-balance-sheet credit exposures is reflected in other liabilities in our consolidated balance sheets.

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2022	2021
Balance as of January 1	$977	$740
Credit loss expense	92	859
Balance as of June 30,	$1,069	$1,599

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

At June 30, 2022 and December 31, 2021, we had unfunded lines of credit and undisbursed construction loan funds totaling $448.8 million and $411.0 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Primis also had commitments on the subscription agreements entered into for the investments in non-marketable equity securities of $4.5 million and $3.5 million at June 30, 2022 and December 31, 2021, respectively.

11.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2022
Basic EPS from continuing operations	$5,009	24,563	$0.20
Effect of dilutive stock options and unvested restricted stock	—	118	—
Diluted EPS from continuing operations	$5,009	24,681	$0.20

Basic EPS from discontinued operations	$—	24,563	$0.00
Effect of dilutive stock options and unvested restricted stock	—	118	—
Diluted EPS from discontinued operations	$—	24,681	$0.00

For the three months ended June 30, 2021
Basic EPS from continuing operations	$8,804	24,451	$0.36
Effect of dilutive stock options and unvested restricted stock	—	166	—
Diluted EPS from continuing operations	$8,804	24,617	$0.36

Basic EPS from discontinued operations	$1,471	24,451	$0.06
Effect of dilutive stock options and unvested restricted stock	—	166	—
Diluted EPS from discontinued operations	$1,471	24,617	$0.06

For the six months ended June 30, 2022
Basic EPS from continuing operations	$9,602	24,534	$0.39
Effect of dilutive stock options and unvested restricted stock	—	132	—
Diluted EPS from continuing operations	$9,602	24,666	$0.39

Basic EPS from discontinued operation	$—	24,534	$0.00
Effect of dilutive stock options and unvested restricted stock	—	132	—
Diluted EPS from discontinued operation	$—	24,666	$0.00

For the six months ended June 30, 2021
Basic EPS from continuing operations	$17,156	24,401	$0.71
Effect of dilutive stock options and unvested restricted stock	—	162	(0.01)
Diluted EPS from continuing operations	$17,156	24,563	$0.70

Basic EPS from discontinued operation	$2,502	24,401	$0.10
Effect of dilutive stock options and unvested restricted stock	—	162	—
Diluted EPS from discontinued operation	$2,502	24,563	$0.10

The Company did not have any anti-dilutive options as of June 30, 2022 and 2021.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2021. Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2022 compared to December 31, 2021. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	the ongoing impact of COVID-19 on our business, including the impact of the actions taken by governmental authorities to contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security (“CARES” Act)), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	our ability to implement our various strategic and growth initiatives, including our recently established Panacea Financial and Life Premium Finance Divisions, new digital bank and V1BE fulfillment service and recent acquisition of SeaTrust;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of the financial impact of COVID-19;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	failure to prevent a breach to our Internet-based system and online commerce security;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, including the current Ukraine/Russia conflict, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder, including the impact of the adoption of the current expected credit losses (“CECL”) methodology;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

Current Economic Environment

The U.S. economy contracted for the second quarter in a row, as Gross Domestic Product (GDP) declined 0.9%. According to the U.S. Bureau of Labor and Statistics, the rate of unemployment remained at 3.6% in June 2022 for the fourth month in a row. The epidemiological risks of COVID-19 have lessened and most of the social restrictions in response to those risks have been removed. However, lingering and pervasive economic effects of the pandemic remain, including supply chain backlogs, labor shortages and increased input costs, resulting in escalating inflationary conditions. Further, the continued military conflict between Russia and Ukraine has contributed to the inflationary pressures. In response to these conditions, the Federal Reserve has raised rates 225 bps in total since March, a pace of tightening that has not been experienced in more than 40 years. The Fed is expected to continue to raise rates this year to combat inflation, but how much they will raise rates remains unknown.

OVERVIEW

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. At June 30, 2022, Primis Bank had thirty-four full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Thirty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has administrative offices in Warrenton, Virginia and Glen Allen, Virginia. We consolidated six branches in the second quarter of 2022 and are planning to consolidate two additional branches in the third quarter of 2022. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

On April 28, 2022, Primis Bank entered into a definitive agreement to acquire 100% of the issued and outstanding capital stock of SeaTrust Mortgage Company (“SeaTrust”), a North Carolina corporation. On May 31, 2022, Primis Bank completed the acquisition (the “Acquisition”) of 100% of the outstanding capital stock of SeaTrust from Community First Bank, Inc. (the “Seller”) pursuant to the Stock Purchase Agreement, dated as of April 28, 2022 (the “Purchase Agreement”) by and among the Bank, Seller, and SeaTrust. As a result, SeaTrust became a wholly owned subsidiary of Primis Bank on May 31, 2022. Following the closing of the Acquisition, on June 1, 2022, the Bank changed the name of SeaTrust to “Primis Mortgage Company”. Primis Mortgage Company originates mortgages primarily in the Carolinas, Florida and Tennessee from eight offices. Pursuant to the Purchase Agreement, the Bank paid an aggregate purchase price of $7.0 million in cash to Seller at closing and assumed $19.3 million of SeaTrust’s indebtedness under certain warehouse lending facilities.

FINANCIAL HIGHLIGHTS

●	Net income for the three months ended June 30, 2022 totaled $5.0 million, or $0.20 basic and diluted earnings per share, compared to $10.3 million, or $0.42 basic and diluted earnings per share for the three months ended June 30, 2021. Net income for the six months ended June 30, 2022 totaled $9.6 million, or $0.39 basic and diluted earnings per share, compared to $19.7 million, or $0.81 basic and $0.80 per diluted earnings per share for the six months ended June 30, 2021.
●	Total assets as of June 30, 2022 were $3.24 billion, a decrease of 5% compared to December 31, 2021.
●	Total loans, excluding Paycheck Protection Program (PPP) balances as of June 30, 2022, were $2.61 billion, an increase of $348.6 million, or 15%, from December 31, 2021.
●	Total deposits were $2.68 billion at June 30, 2022, a decrease of 3% compared to December 31, 2021.
●	Non-time deposits decreased to $2.35 billion at June 30, 2022, a decrease of $49.1 million compared to December 31, 2021.
●	Non-interest bearing demand deposits increased to $653.1 million or 24% of total deposits while time deposits decreased to 12% of total deposits at June 30, 2022.
●	Cost of deposits declined to 0.35% and 0.35% for the three and six months ended June 30, 2022, respectively, compared to 0.50% and 0.55% for the three and six months ended June 30, 2021, respectively.
●	Federal Home Loan Bank (“FHLB”) borrowings remained low at $25.0 million at the end of the second quarter of 2022.
●	Provision for credit losses were $0.4 million and $0.5 million for the three and six months ended June 30, 2022, respectively compared to a recovery of credit losses of $4.2 million and $5.6 million for the three and six months ended June 30, 2021, respectively.
●	Allowance for credit losses to total loans was 1.15% at June 30, 2022 compared to 1.24% at December 31, 2021.
●	Book value per share was $16.17 at June 30, 2022, representing a decrease of $0.59 from December 31, 2021 after the payment of $0.20 in dividends during first and second quarters of 2022. Equity balances were reduced by $19.0 million from December 31, 2021 to June 30, 2022 because of unrealized mark-to-market adjustments on the Company’s available-for-sale securities portfolio due to dramatic increases in market interest rates during the year.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income from continuing operations for the three months ended June 30, 2022 was $5.0 million, or $0.20 basic and diluted earnings per share, compared to $10.3 million, or $0.42 basic and diluted earnings per share, for the three months ended June 30, 2021. The 43% decrease in net income during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was driven by higher noninterest expenses in the current year mainly from an increase in employee compensation and benefits expense in the second quarter related to branch closures and consolidations. The decrease in net income was also attributable to provision for credit losses in 2022 compared to a recovery of credit losses in 2021 primarily as a result of robust loan growth.

Net income from discontinued operations for the three months ended June 30, 2022 was zero, or zero basic and diluted earnings per share, compared to net income from discontinued operation of $1.5 million, or $0.06 basic and diluted earnings per share, for the three months ended June 30, 2021. The decline in net income from discontinued operations is related to the closing of the STM transaction in 2021, as discussed in Note 1 - Accounting Policies.

Six-Month Comparison. Net income from continuing operations for the six months ended June 30, 2022 was $9.6 million, or $0.39 basic and diluted earnings per share, compared to $19.7 million, or $0.81 basic and $0.80 per diluted earnings per share, for the six months ended June 30, 2021. The 44% decrease in net income during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily driven by higher noninterest expenses from an increase in employee compensation and benefits expense in the current year. The decrease in net income was also attributable to provision for credit losses in 2022 compared to a recovery of credit losses in 2021 primarily as a result of robust loan growth.

Net income from discontinued operations for the six months ended June 30, 2022 was zero, or zero basic and diluted earnings per share, compared to net income from discontinued operation of $2.5 million, or $0.10 basic and diluted earnings per share, for the six months ended June 30, 2021.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $24.6 million for the three months ended June 30, 2022, compared to $21.8 million for the three months ended June 30, 2021. Primis’ net interest margin for the three months ended June 30, 2022 was 3.33%, compared to 2.80% for the three months ended June 30, 2021. Net interest margin was impacted heavily by the origination of PPP loans in 2021 and 2020. Net PPP fee income recognized was zero for the three months ended June 30, 2022 versus $1.8 million for the three months ended June 30, 2021, a decline from the second quarter of 2021. Net interest margin excluding the effects of PPP loans was 3.35% for the three months ended June 30, 2022, compared to 2.77% for the three months ended June 30, 2021. Total income on interest-earning assets was $28.3 million and $26.6 million for the three months ended June 30, 2022 and 2021, respectively. The yield on average interest-earning assets was 3.82% and 3.42% for the three months ended June 30, 2022 and 2021, respectively. The cost of average interest-bearing deposits decreased 17 basis points to 0.45% for the three months ended June 30, 2022, compared to 0.62% cost on average interest-bearing deposits for the three months ended June 30, 2021. Interest and fees on loans totaled $26.3 million and $25.2 million for the three months ended June 30, 2022 and 2021, respectively. Average loans during the three months ended June 30, 2022 were $2.51 billion, compared to $2.33 billion during the three months ended June 30, 2021. The Company’s loan growth over the past several quarters and the improved asset mix has been the driver of positive movements in both margins and net interest income.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	June 30, 2022			June 30, 2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$6,936	$93	5.38%	$—	$—	—%
Loans, net of deferred fees (1) (2)	2,509,978	26,272	4.20%	2,327,162	25,182	4.34%
Investment securities	287,722	1,445	2.01%	215,713	1,073	2.00%
Other earning assets	158,817	448	1.13%	577,939	376	0.26%
Total earning assets	2,963,453	28,258	3.82%	3,120,814	26,631	3.42%
Allowance for credit losses	(29,844)			(35,172)
Investments in mortgage affiliate - held for sale	—			12,728
Total non-earning assets	258,737			262,008
Total assets	$3,192,346			$3,360,378

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$695,481	$557	0.32%	$867,499	$1,022	0.47%
Money market accounts	810,781	938	0.46%	719,925	1,153	0.64%
Savings accounts	222,274	142	0.26%	206,507	157	0.30%
Time deposits	329,198	674	0.82%	409,247	1,057	1.04%
Total interest-bearing deposits	2,057,734	2,311	0.45%	2,203,178	3,389	0.62%
Borrowings	107,784	1,341	4.99%	210,505	1,442	2.75%
Total interest-bearing liabilities	2,165,518	3,652	0.68%	2,413,683	4,831	0.80%
Noninterest-bearing liabilities:
Demand deposits	596,714			516,877
Other liabilities	22,095			29,013
Total liabilities	2,784,327			2,959,573
Stockholders' equity	408,019			400,805
Total liabilities and stockholders' equity	$3,192,346			$3,360,378
Net interest income		$24,606			$21,800
Interest rate spread			3.15%			2.76%
Net interest margin			3.33%			2.80%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Six-Month Comparison. Net interest income was $47.5 million for the six months ended June 30, 2022, compared to $46.8 million for the six months ended June 30, 2021. Primis’ net interest margin for the six months ended June 30, 2022 was 3.14%, compared to 3.10% for the six months ended June 30, 2021. Net interest margin was impacted heavily by the origination of PPP loans in 2021 and 2020. Net PPP fee income recognized was $0.3 million for the six months ended June 30, 2022 versus $6.8 million for the six months ended June 30, 2021, a material decline from the second quarter of 2021. Net interest margin excluding the effects of PPP loans was 3.15% for the six months ended June 30, 2022, compared to 2.88% for the six months ended June 30, 2021. Total income on interest-earning assets was $54.8 million and $57.0 million for the six months ended June 30, 2022 and 2021, respectively. The yield on average interest-earning assets was 3.63% and 3.77% for the six months ended June 30, 2022 and 2021, respectively. The decrease was primarily driven by market conditions. The cost of average interest-bearing deposits decreased 24 basis points to 0.44% for the six months ended June 30, 2022, compared to 0.68% cost on average interest-bearing deposits for the six months ended June 30, 2021. Interest and fees on loans totaled $51.1 million and $54.1 million for the six months ended June 30, 2022 and 2021, respectively. Average loans during the six months ended June 30, 2022 were $2.44 billion, compared to $2.38 billion during the six months ended June 30, 2021. The Company’s loan growth over the past several quarters and the improved asset mix has been the driver of positive movements in both margins and net interest income.

	Average Balance Sheets and Net Interest
	Analysis For the Six Months Ended
	June 30, 2022			June 30, 2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$3,487	$93	5.38%	$-	$-	-%
Loans, net of deferred fees (1) (2)	2,435,792	51,021	4.22%	2,381,635	54,139	4.58%
Investment securities	295,036	2,875	1.96%	204,600	2,115	2.08%
Other earning assets	312,033	854	0.55%	459,368	685	0.30%
Total earning assets	3,046,348	54,843	3.63%	3,045,603	56,939	3.77%
Allowance for credit losses	(29,543)			(35,748)
Investments in mortgage company - held for sale	—			12,679
Total non-earning assets	257,157			263,216
Total assets	3,273,962			$3,285,750

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$756,118	$1,222	0.33%	$820,892	$2,116	0.52%
Money market accounts	810,124	1,797	0.45%	686,867	2,238	0.66%
Savings accounts	223,489	291	0.26%	199,419	299	0.30%
Time deposits	339,724	1,374	0.82%	437,440	2,552	1.18%
Total interest-bearing deposits	2,129,455	4,684	0.44%	2,144,618	7,205	0.68%
Borrowings	139,363	2,699	3.91%	214,444	2,979	2.70%
Total interest-bearing liabilities	2,268,818	7,383	0.66%	2,359,062	10,184	0.87%
Noninterest-bearing liabilities:
Demand deposits	571,264			497,452
Other liabilities	22,573			31,249
Total liabilities	2,862,655			2,887,763
Stockholders' equity	411,307			397,987
Total liabilities and stockholders' equity	3,273,962			$3,285,750
Net interest income		$47,460			$46,755
Interest rate spread			2.97%			3.05%
Net interest margin			3.14%			3.10%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company recorded a provision for credit losses for the three and six months ended June 30, 2022 of $0.4 million and $0.5 million, respectively, compared to a recovery of credit losses for the three and six months ended June 30, 2021 of $4.2 million and $5.6 million, respectively, primarily as a result of robust loan growth. We had charge-offs totaling $0.1 million and $0.2 million during the three months ended June 30, 2022 and 2021, respectively and $0.2 million and $0.3 million during six months ended June 30, 2022 and 2021, respectively. There were recoveries totaling $0.5 million and $0.8 million during three months ended June 30, 2022 and 2021, respectively and $0.7 million and $0.8 million during six months ended June 30, 2022 and 2021, respectively.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2022	2021	Change
Account maintenance and deposit service fees	$1,442	$1,586	$(144)
Income from bank-owned life insurance	378	379	(1)
Net gains on sale of mortgage loans	593	—	593
Other	217	453	(236)
Total noninterest income	$2,630	$2,418	$212

Noninterest income increased 9% to $2.6 million for the three months ended June 30, 2022, compared to $2.4 million for the three months ended June 30, 2021. The increase in noninterest income was primarily related to the $0.6 million gain on sale of mortgage loans associated with Primis Mortgage, partially offset by a decrease from the year-ago period in income on account maintenance and deposit service fees primarily due to a reduction in income from new debit card contracts and a decline in other noninterest income.

The following table presents the major categories of noninterest income for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2022	2021	Change
Account maintenance and deposit service fees	$2,793	$3,250	$(457)
Income from bank-owned life insurance	753	765	(12)
Net gains on sale of mortgage loans	593	—	593
Other	581	752	(171)
Total noninterest income	$4,720	$4,767	$(47)

Noninterest income decreased 1% to $4.7 million for the six months ended June 30, 2022, compared to $4.8 million for the six months ended June 30, 2021. The decrease in noninterest income was primarily driven by a decrease of $0.5 million from the year-ago period in income on account maintenance and deposit service fees primarily due to a reduction in income from new debit card contracts and a $0.2 decrease in other noninterest income. These decreases were offset by a $0.6 million gain on sale of mortgage loans associated with Primis Mortgage acquisition.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2022	2021	Change
Salaries and benefits	$10,573	$8,810	$1,763
Occupancy expenses	1,418	1,447	(29)
Furniture and equipment expenses	1,128	864	264
Amortization of core deposit intangible	341	341	—
Virginia franchise tax expense	814	759	55
Data processing expense	1,293	1,016	277
Telephone and communication expense	366	414	(48)
Net (gain) loss on other real estate owned	—	77	(77)
Loss on bank premises and equipment	620	—	620
Professional fees	827	1,091	(264)
Other operating expenses	3,050	2,376	674
Total noninterest expenses	$20,430	$17,195	$3,235

Noninterest expenses were $20.4 million during the three months ended June 30, 2022, compared to $17.2 million during the three months ended June 30, 2021. The 19% increase in noninterest expenses was primarily due to a $1.8 million increase in employee compensation and benefits expense in the current year related to branch closures and consolidations. The increase in noninterest expense during the three months ended June 30, 2022 was also attributable to a $0.3 million increase in data processing expense in 2022 driven by higher technology expenses in the current year. Occupancy and furniture and equipment expenses increased $0.3 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Other operating expenses increased in the second quarter of 2022 compared to the second quarter of 2021, largely driven by $0.4 million of merger expenses and a $0.2 million increase in the reserve for unfunded commitments.

The following table presents the major categories of noninterest expense for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2022	2021	Change
Salaries and benefits	$20,198	$18,182	$2,016
Occupancy expenses	2,875	2,986	(111)
Furniture and equipment expenses	2,228	1,680	548
Amortization of core deposit intangible	682	682	—
Virginia franchise tax expense	1,627	1,434	193
Data processing expense	2,783	1,815	968
Telephone and communication expense	748	936	(188)
Net (gain) loss on other real estate owned	(59)	17	(76)
Loss on bank premises and equipment	620	—	620
Professional fees	1,921	2,225	(304)
Other operating expenses	5,794	5,261	533
Total noninterest expenses	$39,417	$35,218	$4,199

Noninterest expenses were $39.4 million during the six months ended June 30, 2022, compared to $35.2 million during the six months ended June 30, 2021. The 12% increase in noninterest expenses was primarily attributable to a $2.0 million increase in employee compensation and benefits expense mainly related to branch closures and consolidations in the second quarter of 2022.  The increase in noninterest expense during the six months ended June 30, 2022 was also driven by a $1.0 million increase in data processing expense in 2022 driven by higher technology expenses in the current year. Occupancy and furniture and equipment expenses increased $0.5 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Virginia franchise tax expense increased $0.2 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Other expenses increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, largely driven by $0.4 million of merger expenses incurred in the second quarter of 2022.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $3.24 billion as of June 30, 2022 and $3.40 billion as of December 31, 2021. Total loans increased 12%, from $2.34 billion at December 31, 2021 to $2.63 billion at June 30, 2022. Excluding PPP loans, loans outstanding increased $348.6 million, or 15%, since December 31, 2021. Total deposits were $2.68 billion at June 30, 2022, compared to $2.76 billion at December 31, 2021 and total equity was $398.6 million and $411.9 million at June 30, 2022 and December 31, 2021, respectively.

Equity balances decreased $19.0 million from December 31, 2021 to June 30, 2022 as a result of unrealized mark-to-market adjustments on the Company’s available-for-sale securities portfolio due to dramatic increases in market interest rates during the quarter. The Company has the wherewithal to hold these securities until maturity or recovery of the value and does not anticipate realizing any losses on the investments.

Loans

Total loans were $2.63 billion and $2.34 billion at June 30, 2022 and December 31, 2021, respectively. PPP loans totaled $17.5 million at June 30, 2022 and $77.0 million at December 31, 2021, respectively. Excluding PPP loans, loans outstanding increased $348.6 million, or 15%, since December 31, 2021.

At June 30, 2022 and December 31, 2021, the Company had no loans on COVID related deferral.

As of June 30, 2022 and December 31, 2021, substantially all of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

The composition of our loan portfolio consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Loans held for sale	$16,096	0.6%	$—	—%
Loans secured by real estate:
Commercial real estate - owner occupied	432,533	16.5%	387,703	16.6%
Commercial real estate - non-owner occupied	598,974	22.8%	588,000	25.1%
Secured by farmland	7,951	0.3%	8,612	0.4%
Construction and land development	117,529	4.5%	121,444	5.2%
Residential 1-4 family	606,303	23.1%	547,560	23.4%
Multi- family residential	144,406	5.5%	164,071	7.0%
Home equity lines of credit	69,860	2.7%	73,846	3.2%
Total real estate loans	1,977,556	75.2%	1,891,236	80.8%

Commercial loans	447,182	17.0%	301,980	12.9%
Paycheck protection program loans	17,525	0.7%	77,319	3.3%
Consumer loans	179,691	6.8%	60,996	2.6%
Total Non-PCD loans	2,621,954	99.7%	2,331,531	99.6%
PCD loans	6,843	0.3%	8,455	0.4%
Total loans	$2,628,797	100.0%	$2,339,986	100.0%

The following table sets forth the contractual maturity ranges of our loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of June 30, 2022 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$31,760	$107,277	$38,766	$75,260	$95,613	$3,717	$80,140	$432,533
Commercial real estate - non-owner occupied	23,932	208,174	9,826	51,730	55,234	1,422	248,656	598,974
Secured by farmland	2,206	1,910	—	1,036	1,283	—	1,516	7,951
Construction and land development	75,234	10,555	22,335	3,289	3,777	697	1,642	117,529
Residential 1-4 family	14,765	56,668	7,600	29,692	50,262	77,976	369,340	606,303
Multi- family residential	7,795	62,202	17,893	7,293	19,887	—	29,336	144,406
Home equity lines of credit	11,850	1,264	13,768	—	7,829	—	35,149	69,860
Total real estate loans	167,542	448,050	110,188	168,300	233,885	83,812	765,779	1,977,556
Commercial loans	178,183	83,287	30,571	121,647	29,571	1,151	2,772	447,182
Paycheck protection program loans	1,514	16,011	—	—	—	—	—	17,525
Consumer loans	33,690	50,796	8,884	57,333	26,418	2,565	5	179,691
Total Non-PCD loans	380,929	598,144	149,643	347,280	289,874	87,528	768,556	2,621,954
PCD loans	3,100	1,614	—	—	1,577	407	145	6,843
Total loans	$384,029	$599,758	$149,643	$347,280	$291,451	$87,935	$768,701	$2,628,797

Asset Quality

Asset quality remained solid during the first and second quarter of 2022. The outbreak of COVID-19 and resulting economic instability has had and will likely continue to have an impact on our asset quality. While COVID-19 cases are no longer at their peak and vaccinations have stemmed the outbreak, the residual effect of COVID-19 and the different variants, as well as new risks emerging from geopolitical conflict, inflation and the threat of recession continue to cause economic instability and uncertainty in evaluating the impact on our asset quality. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections. We defer COVID-impacted loans to the end of the deferral date and track delinquency from the end of that new deferral date. During the third and fourth quarters of 2021, the Company saw deferred loans return to traditional loan terms.

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

Our loss and delinquency experience on our loan portfolio has been limited by a number of factors, including our underwriting standards and the relatively short period of time since the loans were originated. Whether losses and delinquencies in our portfolio will increase significantly depends upon the value of the real estate securing the loans and economic factors, such as the overall economy in our market area, including as a result of the ongoing impact of COVID-19, interest rate increases and inflation.

Calculated reserves (prior to qualitative adjustments) increased at the end of June 30, 2022 compared to December 31, 2021, primarily due to a growth in unguaranteed loan balances, coupled with worsened economic forecasts, specifically in the House Price Index and Gross State Product factors. At June 30, 2022, the qualitative reserve decreased $1.8 million from the qualitative reserve applied at December 31, 2021. This decrease in qualitative reserves observed in the second quarter of 2022 is attributed to management’s modification of suggested qualitative reserves for loan pools related to loan growth and concentration components that were triggered by the introduction of a new business line, and isolated and identifiable projects driving growth, and an adjustment to Loan-to-Value exceptions observed in the 1-4 family residential construction pool.

The following table presents a comparison of nonperforming assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Nonaccrual loans	$19,635	$15,029
Loans past due 90 days and accruing interest	1,512	283
Total nonperforming loans	21,147	15,312
Other real estate owned	1,041	1,163
Total nonperforming assets	$22,188	$16,475

Troubled debt restructurings	$2,695	$3,401
SBA guaranteed amounts included in nonperforming loans	$2,319	$1,388

Allowance for credit losses to total loans	1.15%	1.24%
Allowance for credit losses to nonaccrual loans	153.85%	193.66%
Allowance for credit losses to nonperforming loans	142.85%	190.09%
Nonaccrual to total loans	0.75%	0.64%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.61%	0.44%

OREO at June 30, 2022 was $1.0 million, compared to $1.2 million at December 31, 2021. The decrease was primarily driven by sale of properties during 2022.

Nonaccrual loans were $19.6 million (excluding $0.8 million of loans fully covered by SBA guarantees) at June 30, 2022, compared to $15.0 million (excluding $1.1 million of loans fully covered by SBA guarantees) at December 31, 2021, an increase of  31%. The ratio of nonperforming assets (excluding the SBA guaranteed loans) to total assets was 0.61% and 0.44% at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, our total substandard loans totaled $27.1 million. Included in the total substandard loans were SBA guarantees of $0.9 million. Special mention loans totaled $67.7 million at June 30, 2022.

As of June 30, 2022, there were 11 TDR loans in the amount of $2.7 million. There have been no defaults of TDRs modified during the past twelve months.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

Investment Securities

Investment securities, available-for-sale and held-to-maturity, totaled $272.2 million at June 30, 2022, a decrease of 8% from $294.3 million at December 31, 2021.

Investment securities in our portfolio as of June 30, 2022 were as follows:

●	agency commercial mortgage-backed securities in the amount of $127.5 million;
●	corporate bonds in the amount of $15.7 million;
●	collateralized loan obligations of $4.8 million;
●	residential government-sponsored collateralized mortgage obligations in the amount of $20.7 million;
●	callable agency securities in the amount of $15.5 million;
●	commercial mortgage-backed securities in the amount of $46.8 million;
●	SBA loan pool securities in the amount of $7.0 million; and
●	municipal bonds in the amount of $34.2 million with a taxable equivalent yield of 2.58%

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available-for-sale investment securities are reported at fair value, and held-to-maturity investment securities are reported at amortized cost (in thousands).

	June 30,	December 31,
	2022	2021
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$116,082	$122,610
Obligations of states and political subdivisions	31,050	31,231
Corporate securities	15,652	13,685
Collateralized loan obligations	4,823	5,010
Residential government-sponsored collateralized mortgage obligations	20,254	19,807
Government-sponsored agency securities	15,506	17,488
Agency commercial mortgage-backed securities	46,772	52,667
SBA pool securities	7,041	8,834
Total	$257,180	$271,332

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$11,451	$13,616
Obligations of states and political subdivisions	3,121	3,805
Residential government-sponsored collateralized mortgage obligations	406	519
Government-sponsored agency securities	—	5,000
Total	$14,978	$22,940

We recognized no credit impairment charges related to credit losses during the three and six months ended June 30, 2022 and 2021, respectively.

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

At June 30, 2022, we had $448.8 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in less than one year was $262.2 million as of June 30, 2022. Management anticipates that funding requirements for these commitments can be met primarily from unused and available FHLB lines of credit and other normal sources of funds.

As of June 30, 2022, Primis was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2022, Primis has no material commitments or long-term debt for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At June 30, 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of June 30, 2022, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	June 30,	December 31,
	Purposes	Well Capitalized (1)	2022	2021
Primis Financial Corp.
Leverage ratio	4.00%	n/a	10.31%	9.41%
Common equity tier 1 capital ratio	4.50%	n/a	11.59%	13.09%
Tier 1 risk-based capital ratio	6.00%	n/a	11.97%	13.52%
Total risk-based capital ratio	8.00%	n/a	16.29%	18.52%

Primis Bank
Leverage ratio	4.00%	5.00%	12.41%	11.14%
Common equity tier 1 capital ratio	7.00%	6.50%	14.52%	16.18%
Tier 1 risk-based capital ratio	8.50%	8.00%	14.52%	16.18%
Total risk-based capital ratio	10.50%	10.00%	15.71%	17.43%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 7.71% at June 30, 2022, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of June 30, 2022 and December 31, 2021. All changes are within our Asset/Liability Risk Management Policy guidelines.

	Sensitivity of Economic Value of Equity
	As of June 30, 2022
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$534,149	$(15,715)	(2.86)%	15.68%	129.69%
Up 300	540,659	(9,205)	(1.67)%	15.87%	131.27%
Up 200	546,507	(3,357)	(0.61)%	16.04%	132.69%
Up 100	554,291	4,427	0.81%	16.27%	134.58%
Base	549,864	—	—%	16.14%	133.50%
Down 100	521,415	(28,449)	(5.17)%	15.30%	126.59%

	Sensitivity of Economic Value of Equity
	As of December 31, 2021
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$419,520	$10,937	2.68%	12.31%	101.85%
Up 300	419,238	10,655	2.61%	12.30%	101.79%
Up 200	417,156	8,573	2.10%	12.24%	101.28%
Up 100	418,107	9,524	2.33%	12.27%	101.51%
Base	408,583	—	—%	11.99%	99.20%
Down 100	341,573	(67,010)	(16.40)%	10.02%	82.93%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2022 and December 31, 2021 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines at June 30, 2022 and December 31, 2021.

	Sensitivity of Net Interest Income
	As of June 30, 2022
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$109,248	$(2,318)
Up 300	109,554	(2,012)
Up 200	109,842	(1,724)
Up 100	111,122	(444)
Base	111,566	—
Down 100	108,319	(3,247)

	Sensitivity of Net Interest Income
	As of December 31, 2021
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$88,531	$2,341
Up 300	87,863	1,673
Up 200	87,127	937
Up 100	86,713	523
Base	86,190	—
Down 100	82,670	(3,520)

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

(b) Changes in Internal Control over Financial Reporting. As a result of the acquisition of Primis Mortgage, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Such changes related to this acquisition included implementing new procedures, including procedures to integrate existing systems, and changes to our accounting and reporting professionals to reflect their new responsibilities with the compliance process. We are continuing to evaluate and augment our existing controls to appropriately manage the risks inherent in an acquisition of this magnitude and complexity.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of June 30, 2022.

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

10.1

Stock Purchase Agreement dated April 28, 2022 by and among SeaTrust Mortgage Company, Community First Bank, Inc. and Primis Bank (incorporated herein by reference to Exhibit 10.1 to Primis Financial Corp.’s Current Report on Form 8-K/A filed on June 1, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Primis Financial Corp.
(Registrant)

August 9, 2022	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

August 9, 2022	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer