Form 10-Q
period 2022-09-30
Primis Financial Corp.
filed 2022-11-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Yes ☐ No ☒

As of November 2, 2022, there were 24,664,097 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

September 30, 2022

PRIMIS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)	*
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$6,147	$8,380
Interest-bearing deposits in other financial institutions	91,591	521,787
Total cash and cash equivalents	97,738	530,167

Securities available-for-sale, at fair value	238,891	271,332

Securities held-to-maturity, at amortized cost (fair value of $13,085 and $23,364, respectively)	14,391	22,940

Loans held for sale, at fair value	13,388	—
Loans held for investment	2,737,086	2,339,986
Less allowance for credit losses	(31,956)	(29,105)
Net loans	2,705,130	2,310,881

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	16,689	15,521
Bank premises and equipment, net	25,534	30,410
Assets held for sale	3,127	—
Operating lease right-of-use assets	5,511	5,866
Goodwill	104,609	101,954
Intangible assets, net	3,561	4,462
Bank-owned life insurance	67,519	66,724
Other real estate owned	1,041	1,163
Deferred tax assets, net	17,892	9,571
Other assets	42,141	36,362
Total assets	$3,357,162	$3,407,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$687,272	$530,282
Interest-bearing deposits:
NOW accounts	637,786	849,738
Money market accounts	803,050	799,759
Savings accounts	217,220	222,862
Time deposits	362,992	360,575
Total interest-bearing deposits	2,021,048	2,232,934
Total deposits	2,708,320	2,763,216

Securities sold under agreements to repurchase - short term	9,886	9,962
FHLB advances	125,000	100,000
Junior subordinated debt - long term	9,769	9,731
Senior subordinated notes - long term	85,472	85,297
Operating lease liabilities	6,044	6,498
Other liabilities	20,863	20,768
Total liabilities	2,965,354	2,995,472

Commitments and contingencies (See Note 10)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,650,239 and 24,574,619 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	246	245
Additional paid in capital	312,356	311,127
Retained earnings	106,666	99,397
Accumulated other comprehensive income (loss)	(27,460)	1,112
Total stockholders' equity	391,808	411,881
Total liabilities and stockholders' equity	$3,357,162	$3,407,353

* Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income:

Interest and fees on loans	$30,523	$26,181	$81,637	$80,320
Interest and dividends on taxable securities	1,417	968	4,082	2,846
Interest and dividends on tax exempt securities	101	115	311	352
Interest and dividends on other earning assets	555	537	1,409	1,222
Total interest and dividend income	32,596	27,801	87,439	84,740
Interest expense:
Interest on deposits	3,287	3,160	7,971	10,365
Interest on borrowings	1,859	1,434	4,558	4,413
Total interest expense	5,146	4,594	12,529	14,778
Net interest income	27,450	23,207	74,910	69,962
Provision for (recovery of) credit losses	2,890	1,085	3,411	(4,502)
Net interest income after provision for (recovery of) credit losses	24,560	22,122	71,499	74,464

Noninterest income:
Account maintenance and deposit service fees	1,525	1,509	4,318	4,759
Income from bank-owned life insurance	394	387	1,147	1,152
Mortgage banking income	2,197	—	2,790	—
Other noninterest income	1,504	455	2,085	1,207
Total noninterest income	5,620	2,351	10,340	7,118

Noninterest expenses:
Salaries and benefits	12,594	9,032	32,792	27,214
Occupancy expenses	1,402	1,552	4,277	4,538
Furniture and equipment expenses	1,455	971	3,683	2,651
Amortization of intangible assets	326	341	1,008	1,023
Virginia franchise tax expense	813	732	2,440	2,166
Data processing expense	1,528	1,003	4,311	2,818
Telephone and communication expense	342	415	1,090	1,351
Net (gain) loss on other real estate owned	—	—	(59)	17
Loss on bank premises and equipment	64	—	684	—
Professional fees	1,261	874	3,182	3,099
Other operating expenses	3,976	1,640	9,770	6,901
Total noninterest expenses	23,761	16,560	63,178	51,778
Income from continuing operations before income taxes	6,419	7,913	18,661	29,804
Income tax expense	1,365	1,702	4,005	6,438
Income from continuing operations	5,054	6,211	14,656	23,366
Income (loss) from discontinued operation before income taxes	—	(2,899)	—	294
Income tax expense (benefit)	—	(627)	—	63
Income (loss) from discontinued operation	—	(2,272)	—	231
Net income	$5,054	$3,939	$14,656	$23,597
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	$(12,068)	$(104)	$(36,167)	$(602)
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	—	—	—	189
Net unrealized gain (loss)	(12,068)	(104)	(36,167)	(413)
Tax (benefit) expense	(2,534)	(22)	(7,595)	(87)
Other comprehensive income (loss)	(9,534)	(82)	(28,572)	(326)
Comprehensive income (loss)	$(4,480)	$3,857	$(13,916)	$23,271
Earnings per share from continuing operations, basic	$0.21	$0.25	$0.60	$0.96
Earnings per share from discontinued operation, basic	$0.00	$(0.09)	$0.00	$0.01
Earnings per share from continuing operations, diluted	$0.20	$0.25	$0.59	$0.95
Earnings per share from discontinued operation, diluted	$0.00	$(0.09)	$0.00	$0.01

    See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30, 2022
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (loss)	Total
Balance - June 30, 2022	$246	$312,240	$104,077	$(17,926)	$398,637
Net income	—	—	5,054	—	5,054
Changes in other comprehensive loss on investment securities (net of tax benefit, $2,534)	—	—	—	(9,534)	(9,534)
Dividends on common stock ($0.10 per share)	—	—	(2,465)	—	(2,465)
Stock-based compensation expense	—	116	—	—	116
Balance - September 30, 2022	$246	$312,356	$106,666	$(27,460)	$391,808

	For the Three Months Ended September 30, 2021
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance June 30, 2021	$245	$310,735	$92,719	$3,241	$406,940
Net income	—	—	3,939	—	3,939
Changes in other comprehensive loss on investment securities (net of tax benefit, $22)	—	—	—	(82)	(82)
Dividends on common stock ($0.10 per share)	—	—	(2,454)	—	(2,454)
Issuance of common stock under Stock Incentive Plan	—	202	—	—	202
Stock-based compensation expense	—	84	—	—	84
Balance - September 30, 2021	$245	$311,021	$94,204	$3,159	$408,629

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(dollars in thousands, except per share amounts) (Unaudited)

	For the Nine Months Ended September 30, 2022
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2021	$245	$311,127	$99,397	$1,112	$411,881
Net income	—	—	14,656	—	14,656
Changes in other comprehensive loss on investment securities (net of tax benefit, $7,595)	—	—	—	(28,572)	(28,572)
Dividends on common stock ($0.30 per share)	—	—	(7,387)	—	(7,387)
Stock option exercises	1	278	—	—	279
Repurchase of restricted stock	—	(8)	—	—	(8)
Stock-based compensation expense	—	959	—	—	959
Balance - September 30, 2022	$246	$312,356	$106,666	$(27,460)	$391,808

	For the Nine Months Ended September 30, 2021
				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance - December 31, 2020	$243	$308,870	$77,956	$3,485	$390,554
Net income	—	—	23,597	—	23,597
Changes in other comprehensive income on investment securities (net of tax benefit, $87)	—	—	—	(326)	(326)
Dividends on common stock ($0.30 per share)	—	—	(7,349)	—	(7,349)
Stock option exercises	2	1,524	—	—	1,526
Repurchase of restricted stock	—	(14)	—	—	(14)
Stock-based compensation expense	—	641	—	—	641
Balance - September 30, 2021	$245	$311,021	$94,204	$3,159	$408,629

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(dollars in thousands, except per share amounts) (Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income from continuing operations	$14,656	$23,366
Adjustments to reconcile net income from continuing operations to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	4,941	4,702
Net amortization (accretion) of premiums and discounts	505	(227)
Provision for (recovery of) for credit losses	3,411	(4,502)
Origination of loans held for sale	(90,021)	—
Proceeds from sale of loans held for sale	97,326	—
Loss on bank premises and equipment	684	—
Net gains on sale of mortgage loans	(2,790)	—
Earnings on bank-owned life insurance and gain on death benefit	(1,147)	(1,146)
Stock-based compensation expense	959	641
Gain on bank-owned life insurance death benefit	—	(6)
(Gain) loss on other real estate owned	(59)	17
Provision (benefit) for deferred income taxes	(700)	1,161
Net (increase) decrease in other assets	(1,732)	2,098
Net decrease in other liabilities	(2,884)	(3,624)
Net cash and cash equivalents provided by operating activities from continuing operations	23,149	22,480
Investing activities:
Purchases of securities available-for-sale	(32,486)	(84,959)
Proceeds from paydowns, maturities and calls of securities available-for-sale	27,650	29,693
Proceeds from paydowns, maturities and calls of securities held-to-maturity	8,478	14,269
Net (increase) decrease of FRB and FHLB stock	(1,168)	1,406
Net (increase) decrease in loans	(396,983)	125,836
Proceeds from bank-owned life insurance death benefit	352	224
Proceeds from sales of other real estate owned, net of improvements	181	1,901
Purchases of bank premises and equipment	(706)	(2,133)
Business acquisition, net of cash acquired	(4,554)	—
Net cash and cash equivalents (used in) provided by investing activities from continuing operations	(399,236)	86,237
Financing activities:
Net (decrease) increase in deposits	(54,896)	374,461
Cash dividends paid on common stock	(7,387)	(7,349)
Proceeds from exercised stock options	279	1,526
Repurchase of restricted stock	(8)	(14)
Extinguishment of senior subordinated notes	—	(20,000)
Proceeds from FHLB advances, net of repayments	25,000	—
Repayment of short-term borrowings acquired	(19,254)	—
Increase decrease in securities sold under agreements to repurchase	(76)	(2,717)
Net cash and cash equivalents (used in) provided by financing activities from continuing operations	(56,342)	345,907
Net change in cash and cash equivalents from continuing operations	(432,429)	454,624

Cash flows used in discontinued operation:
Net cash and cash equivalents used in operating activities	—	(63)
Net change in cash and cash equivalents from discontinued operation	—	(63)

Net change in cash and cash equivalents	(432,429)	454,561
Cash and cash equivalents at beginning of period	530,167	196,185
Cash and cash equivalents at end of period	$97,738	$650,746
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$12,286	$16,710
Income taxes	3,035	6,146

See accompanying notes to unaudited consolidated financial statements.

PRIMIS FINANCIAL CORP.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

1.      ACCOUNTING POLICIES

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses.

At September 30, 2022, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has administrative offices in Warrenton, Virginia and Glen Allen, Virginia. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Discontinued Operation

Primis Bank had an interest in one mortgage company, Southern Trust Mortgage, LLC (“STM”). Prior to December 31, 2021, Primis Bank owned 43.28% and 100% of STM’s common and preferred stock, respectively, and STM was considered an unconsolidated affiliate of the Company. On September 23, 2021, Primis Bank entered into an agreement with STM, whereby STM agreed to purchase all of the Bank's common membership interests and a portion of the Bank's preferred interests in STM for a combination of $1.6 million in cash and the assumption of a promissory note in the amount of $8.5 million. The transaction closed on December 31, 2021. Upon closing, STM continued to be a borrower of the Bank, but the Bank is no longer a minority owner of STM and STM is no longer considered an affiliate of the Company. The Company still holds 100% of STM’s preferred stock at September 30, 2022 but no longer has a position on STM’s board of directors and STM no longer represents a reportable operating segment of the Company.

Operating Segments

The Company, through its Bank subsidiary, provides a broad range of financial services. While the Company’s decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis.  Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment.

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

Loans Held for Sale

Loans held for sale are originated and held until sold to permanent investors. The Company has elected to carry these loans at fair value on a recurring basis in accordance with the fair value option under FASB ASC 825, Financial Instruments.  The fair value is determined by utilizing quoted prices from dealers in such securities. Gains and losses on loan sales are recorded in mortgage banking income and direct loan origination costs are included in noninterest expense in the consolidated statements of income.

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

Mortgage loan commitments known as interest rate lock commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives accounting guidance FASB ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking income in the consolidated statements of income.

To-be-announced mortgage-backed securities trades (“TBA”) is a contract to buy or sell mortgage-backed securities on a specific date while the underlying mortgages are not announced until just prior to settlement. These TBA trades provide an economic hedge against the effect of changes in interest rates resulting from interest rate lock commitments. TBAs are accounted for under the derivatives accounting guidance FASB ASC 815, Derivatives and Hedging when either of the following conditions exist: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. As a result, these instruments are recorded at fair value on the consolidated balance sheets as other assets and other liabilities with changes in their fair values recorded in mortgage banking income in the consolidated statements of income. The fair value of the TBA trades is based on the gain or loss that would occur if the Company were to pair-off the trade at the measurement date.

Forward loan sale commitments are commitments to sell individual mortgage loans using both best efforts and mandatory delivery at a fixed price to an investor at a future date. Forward loan sale commitments that are mandatory delivery are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle the derivative financial instrument at the balance sheet date. Forward loan sale commitments that are best efforts are not derivatives but can be and have been accounted for at fair value, determined in a similar manner to those that are mandatory delivery. Forward loan sale commitments are recorded on the consolidated balance sheets as other assets and other liabilities with changes in their fair values recorded in mortgage banking income in the consolidated statements of income.

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

2.      BUSINESS COMBINATION

On April 28, 2022, Primis Bank entered into a definitive agreement to acquire 100% of the issued and outstanding capital stock of SeaTrust. On May 31, 2022, Primis Bank completed the acquisition of 100% of the outstanding capital stock of SeaTrust from the Seller, pursuant to the Purchase Agreement. As a result, SeaTrust became a wholly owned subsidiary of Primis Bank on May 31, 2022.

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

	Original	Adjustments	Final
(dollars in thousands)	Estimates	to Estimates	Valuation
Consideration paid:
Cash	$7,000	$—	$7,000
Value of consideration	$7,000	$—	$7,000

Assets acquired:
Cash and due from banks	$2,446	$—	$2,446
Mortgage loans held for sale	20,452	—	20,452
Premises and equipment, net	124	—	124
Leases right-of-use asset	42	—	42
Derivative assets	1,199	—	1,199
Other intangibles	—	135	135
Deferred tax asset, net	26	—	26
Other assets	93	—	93
Total assets	24,382	135	24,517

Liabilities assumed:
Short term borrowings	19,254	—	19,254
Leases liability	42	—	42
Derivative liabilities	221	—	221
Other liabilities	655	—	655
Total liabilities	20,172	—	20,172

Net identifiable assets acquired	$4,210	$135	$4,345

Goodwill resulting from acquisition			$2,655

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Total revenues	$38,216	$33,241	$102,747	$99,200

Net income	$5,054	$4,419	$14,702	$24,382

Included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2022 are $2.2 million and $2.8 million, respectively, of mortgage banking income related to Primis Mortgage since its acquisition on May 31, 2022.

3.      INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
September 30, 2022
Residential government-sponsored mortgage-backed securities	$124,407	$1	$(18,129)	$106,279
Obligations of states and political subdivisions	34,179	1	(5,425)	28,755
Corporate securities	16,000	—	(1,146)	14,854
Collateralized loan obligations	5,023	—	(220)	4,803
Residential government-sponsored collateralized mortgage obligations	25,064	—	(2,021)	23,043
Government-sponsored agency securities	17,707	—	(3,022)	14,685
Agency commercial mortgage-backed securities	44,833	—	(4,733)	40,100
SBA pool securities	6,437	18	(83)	6,372
Total	$273,650	$20	$(34,779)	$238,891

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2021
Residential government-sponsored mortgage-backed securities	$122,506	$740	$(636)	$122,610
Obligations of states and political subdivisions	30,728	755	(252)	31,231
Corporate securities	13,000	685	—	13,685
Collateralized loan obligations	5,026	—	(16)	5,010
Residential government-sponsored collateralized mortgage obligations	19,671	297	(161)	19,807
Government-sponsored agency securities	17,671	32	(215)	17,488
Agency commercial mortgage-backed securities	52,452	513	(298)	52,667
SBA pool securities	8,870	48	(84)	8,834
Total	$269,924	$3,070	$(1,662)	$271,332

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
September 30, 2022
Residential government-sponsored mortgage-backed securities	$10,953	$—	$(1,183)	$—	$9,770
Obligations of states and political subdivisions	3,120	—	(100)	—	3,020
Residential government-sponsored collateralized mortgage obligations	318	—	(23)	—	295
Total	$14,391	$—	$(1,306)	$—	$13,085

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2021
Residential government-sponsored mortgage-backed securities	$13,616	$296	$(1)	$—	$13,911
Obligations of states and political subdivisions	3,805	93	—	—	3,898
Residential government-sponsored collateralized mortgage obligations	519	13	—	—	532
Government-sponsored agency securities	5,000	23	—	—	5,023
Total	$22,940	$425	$(1)	$—	$23,364

During the three months ended September 30, 2022 and 2021, $4.9 million and $16.5 million, respectively, of available-for-sale investment securities were purchased. No held-to-maturity investments were purchased during the three months ended September 30, 2022 and 2021. No investment securities were sold during the three months ended September 30, 2022 and 2021.

During the nine months ended September 30, 2022 and 2021, $32.5 million and $85.0 million, respectively, of available-for-sale investment securities were purchased. No held-to-maturity investments were purchased during the nine months ended September 30, 2022 and 2021. No investment securities were sold during the nine months ended September 30, 2022 and 2021.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2022, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$1,500	$1,480	$400	400
Due in one to five years	10,015	9,086	867	855
Due in five to ten years	29,222	25,912	1,519	1,429
Due after ten years	32,172	26,619	334	336
Residential government-sponsored mortgage-backed securities	124,407	106,279	10,953	9,770
Residential government-sponsored collateralized mortgage obligations	25,064	23,043	318	295
Agency commercial mortgage-backed securities	44,833	40,100	—	—
SBA pool securities	6,437	6,372	—	—
Total	$273,650	$238,891	$14,391	$13,085

Investment securities with a carrying amount of approximately $102.7 million and $180.7 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of September 30, 2022, Primis did not have any allowance for credit losses on held-to-maturity securities.

The unrealized losses related to investment securities available-for-sale identified as of September 30, 2022, or December 31, 2021, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As a result, none of the securities were deemed to require an allowance for credit losses. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
September 30, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$64,600	$(9,940)	$41,366	$(8,189)	$105,966	$(18,129)
Obligations of states and political subdivisions	18,212	(2,865)	9,542	(2,560)	27,754	(5,425)
Corporate securities	14,854	(1,146)	—	—	14,854	(1,146)
Collateralized loan obligations	—	—	4,803	(220)	4,803	(220)
Residential government-sponsored collateralized mortgage obligations	18,984	(1,348)	4,059	(673)	23,043	(2,021)
Government-sponsored agency securities	7,547	(810)	7,138	(2,212)	14,685	(3,022)
Agency commercial mortgage-backed securities	22,072	(1,528)	18,028	(3,205)	40,100	(4,733)
SBA pool securities	533	(34)	3,521	(49)	4,054	(83)
Total	$146,802	$(17,671)	$88,457	$(17,108)	$235,259	$(34,779)

	Less than 12 months		12 Months or More		Total
September 30, 2022	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$9,699	$(1,178)	$70	$(5)	$9,769	$(1,183)
Obligations of states and political subdivisions	2,285	(100)	—	—	2,285	(100)
Residential government-sponsored collateralized mortgage obligations	295	(23)	—	—	295	(23)
Total	$12,279	$(1,301)	$70	$(5)	$12,349	$(1,306)

	Less than 12 months		12 Months or More		Total
December 31, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$84,123	$(636)	$—	$—	$84,123	$(636)
Obligations of states and political subdivisions	14,472	(252)	—	—	14,472	(252)
Collateralized loan obligations	5,010	(16)	—	—	5,010	(16)
Residential government-sponsored collateralized mortgage obligations	5,589	(161)	—	—	5,589	(161)
Government-sponsored agency securities	15,956	(215)	—	—	15,956	(215)
Agency commercial mortgage-backed securities	20,786	(194)	2,027	(104)	22,813	(298)
SBA pool securities	—	—	4,544	(84)	4,544	(84)
Total	$145,936	$(1,474)	$6,571	$(188)	$152,507	$(1,662)

	Less than 12 months		12 Months or More		Total
December 31, 2021	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$324	$(1)	$324	$(1)
Total	$—	$—	$324	$(1)	$324	$(1)

Changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2022 and 2021 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on	Held-to-Maturity
For the three months ended September 30, 2022	Available-for-Sale	Securities	Total
Beginning balance	$(17,926)	$—	$(17,926)
Current period other comprehensive income (loss)	(9,534)	—	(9,534)
Ending balance	$(27,460)	$—	$(27,460)

	Unrealized Holding
	Gains on	Held-to-Maturity
For the three months ended September 30, 2021	Available-for-Sale	Securities	Total
Beginning balance	$3,243	(2)	$3,241
Current period other comprehensive income (loss)	(82)	—	(82)
Ending balance	$3,161	$(2)	$3,159

	Unrealized Holding
	Gains (Losses) on	Held-to-Maturity
For the nine months ended September 30, 2022	Available-for-Sale	Securities	Total
Beginning balance	$1,112	$—	$1,112
Current period other comprehensive income (loss)	(28,572)	—	(28,572)
Ending balance	$(27,460)	$—	$(27,460)

	Unrealized Holding
	Gains (Losses) on	Held-to-Maturity
For the nine months ended September 30, 2021	Available-for-Sale	Securities	Total
Beginning balance	$3,636	$(151)	$3,485
Current period other comprehensive income (loss)	(475)	149	(326)
Ending balance	$3,161	$(2)	$3,159

4.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Loans held for sale	$13,388	$—
Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied	$436,354	$387,703
Commercial real estate - non-owner occupied	572,279	588,000
Secured by farmland	7,514	8,612
Construction and land development	138,297	121,444
Residential 1-4 family	615,529	547,560
Multi-family residential	137,253	164,071
Home equity lines of credit	65,852	73,846
Total real estate loans	1,973,078	1,891,236

Commercial loans	469,618	301,980
Paycheck Protection Program loans	8,014	77,319
Consumer loans	279,678	60,996
Total Non-PCD loans	2,730,388	2,331,531
PCD loans	6,698	8,455
Total loans	$2,737,086	$2,339,986

The accounting policy related to the allowance for credit losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the expected losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $9.1 million and $10.8 million at September 30, 2022 and December 31, 2021, respectively, and is included in other assets in the consolidated balance sheets.

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, we consider the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to our collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least nine months) of repayment performance by the borrower.

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of September 30, 2022 and December 31, 2021 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
September 30, 2022	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$116	$—	$—	$116	$436,238	$436,354
Commercial real estate - non-owner occupied	24	3,255	21,413	24,692	547,587	572,279
Secured by farmland	—	—	625	625	6,889	7,514
Construction and land development	30	—	—	30	138,267	138,297
Residential 1-4 family	770	386	120	1,276	614,253	615,529
Multi- family residential	—	—	—	—	137,253	137,253
Home equity lines of credit	360	98	195	653	65,199	65,852
Commercial loans	—	5	2,956	2,961	466,657	469,618
Paycheck Protection Program loans	2,289	1,263	1,855	5,407	2,607	8,014
Consumer loans	1,073	616	272	1,961	277,717	279,678
Total Non-PCD loans	4,662	5,623	27,436	37,721	2,692,667	2,730,388
PCD loans	—	—	1,328	1,328	5,370	6,698
Total	$4,662	$5,623	$28,764	$39,049	$2,698,037	$2,737,086

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2021	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$194	$346	$—	$540	$387,163	$387,703
Commercial real estate - non-owner occupied	—	—	—	—	588,000	588,000
Secured by farmland	791	—	—	791	7,821	8,612
Construction and land development	204	131	4,575	4,910	116,534	121,444
Residential 1-4 family	9,384	254	137	9,775	537,785	547,560
Multi- family residential	—	—	—	—	164,071	164,071
Home equity lines of credit	331	—	171	502	73,344	73,846
Commercial loans	387	—	1,246	1,633	300,347	301,980
Paycheck Protection Program loans	4,954	8,559	283	13,796	63,523	77,319
Consumer loans	193	130	2	325	60,671	60,996
Total Non-PCD loans	16,438	9,420	6,414	32,272	2,299,259	2,331,531
PCD loans	1,717	—	—	1,717	6,738	8,455
Total	$18,155	$9,420	$6,414	$33,989	$2,305,997	$2,339,986

The amortized cost, by class, of loans and leases on nonaccrual status at September 30, 2022 and December 31, 2021, were as follows (in thousands):

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
September 30, 2022	or More	Past Due	Loans (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$458	$458	$455
Commercial real estate - non-owner occupied	21,413	—	21,413	21,501
Secured by farmland	625	204	829	798
Construction and land development	—	30	30	30
Residential 1-4 family	120	8,786	8,906	8,792
Home equity lines of credit	195	308	503	519
Commercial loans	2,956	155	3,111	150
Consumer loans	272	1	273	270
Total Non-PCD loans	25,581	9,942	35,523	32,515
PCD loans	1,328	—	1,328	1,297
Total	$26,909	$9,942	$36,851	$33,812

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
December 31, 2021	or More	Past Due	Loans (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$842	$842	$842
Secured by farmland	—	836	836	836
Construction and land development	4,575	34	4,609	4,609
Residential 1-4 family	137	411	548	548
Multi- family residential	—	4,301	4,301	4,301
Home equity lines of credit	171	253	424	424
Commercial loans	1,246	476	1,722	745
Consumer loans	2	16	18	10
Total Non-PCD loans	6,131	7,169	13,300	12,315
PCD loans	—	1,729	1,729	—
Total	$6,131	$8,898	$15,029	$12,315
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $0.7 million and $1.1 million at September 30, 2022 and December 31, 2021, respectively.
(2)	Nonaccrual loans with no credit loss allowance include SBA guaranteed amounts totaling $0.7 million and $1.1 million at September 30, 2022 and December 31, 2021, respectively.

There were $1.9 million and $0.3 million of Paycheck Protection Program (“PPP”) loans greater than 90 days past due and still accruing at September 30, 2022 and December 31, 2021, respectively.

The following table presents nonaccrual loans as of September 30, 2022 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$458	$	$—	$458
Commercial real estate - non-owner occupied	—	—		—	14,113	7,300	—	—	21,413
Secured by farmland	—	—	—	16	—	813	—	—	829
Construction and land development	—	—	—	—	—	30	—	—	30
Residential 1-4 family	—	—	—	8,234	—	416	—	256	8,906
Multi- family residential	—	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	481	22	503
Commercial loans	—	—	6	—	—	1,515	1,590	—	3,111
Paycheck Protection Program loans	—	—	—	—	—	—	—	—	—
Consumer loans	—	272	—	—	—	1	—	—	273
Total non-PCD nonaccruals	—	272	6	8,250	14,113	10,533	2,071	278	35,523
PCD loans	—	—	—	—	—	1,328	—	—	1,328
Total nonaccrual loans	$—	$272	$6	$8,250	$14,113	$11,861	$2,071	$278	$36,851

Interest received on nonaccrual loans was $0.6 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.9 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, there were 14 TDR loans outstanding in the amount of $3.2 million primarily due to the economic impact of COVID-19 on certain of the Bank’s borrowers. There have been no defaults of TDRs modified during the past twelve months.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Primis had no loans classified Doubtful at September 30, 2022 or December 31, 2021.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of September 30, 2022 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$68,378	$61,605	$19,526	$22,472	$27,680	$215,097	$10,893	$6,789	$432,440
Special Mention	—	—	—	—	—	1,007	—	—	1,007
Substandard	—	—	—	—	—	2,907	—	—	2,907
Doubtful	—	—	—	—	—	—	—	—	—
	$68,378	$61,605	$19,526	$22,472	$27,680	$219,011	$10,893	$6,789	$436,354
Weighted average risk grade	3.15	3.48	3.38	3.26	3.43	3.52	3.18	3.96	3.43
Commercial real estate - nonowner occupied
Pass	$23,807	$122,557	$37,279	$41,826	$56,016	$227,360	$4,452	$3,083	$516,380
Special Mention	—	—	—	—	926	29,706	—	601	31,233
Substandard	—	—	—	—	14,113	10,553	—	—	24,666
Doubtful	—	—	—	—	—	—	—	—	—
	$23,807	$122,557	$37,279	$41,826	$71,055	$267,619	$4,452	$3,684	$572,279
Weighted average risk grade	3.25	3.17	3.69	3.95	4.04	3.87	2.92	3.33	3.70
Secured by farmland
Pass	$451	$21	$53	$—	$—	$3,553	$1,578	$90	$5,746
Special Mention	—	—	—	—	—	820	—	119	939
Substandard	—	—	—	16	—	813	—	—	829
Doubtful	—	—	—	—	—	—	—	—	—
	$451	$21	$53	$16	$—	$5,186	$1,578	$209	$7,514
Weighted average risk grade	4.00	4.00	4.00	6.00	N/A	4.19	3.98	3.71	4.12
Construction and land development
Pass	$32,207	$67,234	$9,172	$2,317	$6,960	$19,521	$835	$21	$138,267
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	30	—	—	30
Doubtful	—	—	—	—	—	—	—	—	—
	$32,207	$67,234	$9,172	$2,317	$6,960	$19,551	$835	$21	$138,297
Weighted average risk grade	3.28	3.09	3.96	3.47	3.17	3.68	3.36	4.00	3.29
Residential 1-4 family
Pass	$144,981	$156,300	$43,922	$64,739	$41,806	$148,151	$2,023	$3,438	$605,360
Special Mention	—	—	425	—	—	—	—	—	425
Substandard	—	—	—	8,235	—	1,058	—	451	9,744
Doubtful	—	—	—	—	—	—	—	—	—
	$144,981	$156,300	$44,347	$72,974	$41,806	$149,209	$2,023	$3,889	$615,529
Weighted average risk grade	3.08	3.04	3.09	3.40	3.12	3.23	3.90	3.37	3.15
Multi- family residential
Pass	$5,045	$22,059	$18,473	$7,101	$1,819	$76,047	$5,001	$690	$136,235
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	721	—	297	1,018
Doubtful	—	—	—	—	—	—	—	—	—
	$5,045	$22,059	$18,473	$7,101	$1,819	$76,768	$5,001	$987	$137,253
Weighted average risk grade	3.43	3.00	3.90	3.00	3.21	3.31	4.00	4.60	3.36
Home equity lines of credit
Pass	$249	$506	$54	$68	$230	$4,353	$58,741	$822	$65,023
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	807	22	829
Doubtful	—	—	—	—	—	—	—	—	—
	$249	$506	$54	$68	$230	$4,353	$59,548	$844	$65,852
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.86	3.07	4.05	3.13
Commercial loans
Pass	$231,370	$66,762	$8,911	$7,714	$9,611	$22,648	$95,503	$21,386	$463,905
Special Mention	—	—	—	—	—	—	—	402	402
Substandard	—	—	6	1,997	—	1,718	1,590	—	5,311
Doubtful	—	—	—	—	—	—	—	—	—
	$231,370	$66,762	$8,917	$9,711	$9,611	$24,366	$97,093	$21,788	$469,618
Weighted average risk grade	3.09	3.40	3.38	4.23	3.42	3.71	3.51	3.45	3.31
Paycheck Protection Program loans
Pass	$—	$5,312	$2,702	$—	$—	$—	$—	$—	$8,014
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$5,312	$2,702	$—	$—	$—	$—	$—	$8,014
Weighted average risk grade	N/A	2.00	2.00	N/A	N/A	N/A	N/A	N/A	2.00

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Consumer loans
Pass	$238,776	$29,571	$1,638	$432	$604	$4,635	$3,613	$—	$279,269
Special Mention	—	—	—	—	—	66	—	—	66
Substandard	25	317	—	—	—	1	—	—	343
Doubtful	—	—	—	—	—	—	—	—	—
	$238,801	$29,888	$1,638	$432	$604	$4,702	$3,613	$—	$279,678
Weighted average risk grade	3.32	3.80	3.99	3.98	4.00	4.01	3.95	N/A	3.40
PCD
Pass	$—	$—	$—	$—	$—	$3,741	$—	$—	$3,741
Special Mention	—	—	—	—	—	1,338	—	—	1,338
Substandard	—	—	—	—	—	1,619	—	—	1,619
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$6,698	$—	$—	$6,698
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.53	N/A	N/A	4.53
Total	$745,289	$532,244	$142,161	$156,917	$159,765	$777,463	$185,036	$38,211	$2,737,086
Weighted average risk grade	3.18	3.20	3.46	3.56	3.61	3.59	3.36	3.56	3.38

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2021 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$58,596	$18,411	$35,498	$28,163	$45,013	$187,461	$3,010	$6,937	$383,089
Special Mention	—	—	—	—	140	1,184	—	—	1,324
Substandard	—	—	475	—	—	2,815	—	—	3,290
Doubtful	—		—	—	—	—	—	—	—
	$58,596	$18,411	$35,973	$28,163	$45,153	$191,460	$3,010	$6,937	$387,703
Weighted average risk grade	3.43	3.42	3.47	3.43	3.55	3.53	3.29	3.96	3.51
Commercial real estate - nonowner occupied
Pass	$107,572	$55,956	19,816	$76,076	$58,883	$235,676	$3,668	$—	$557,647
Special Mention	—	—	—	—	—	12,097	—	—	12,097
Substandard	—	—	—	—	—	17,655	—	601	18,256
Doubtful	—	—	—	—	—	—	—	—	—
	$107,572	$55,956	$19,816	$76,076	$58,883	$265,428	$3,668	$601	$588,000
Weighted average risk grade	3.05	3.47	3.83	3.45	3.81	3.81	2.94	6.00	3.59
Secured by farmland
Pass	$320	$66	$—	$—	$445	$3,734	$1,955	$—	$6,520
Special Mention	—	—	—	—	852	404	—	—	1,256
Substandard	—	—	24	—	681	—	131	—	836
Doubtful	—	—	—	—	—	—	—	—	—
	$320	$66	$24	$—	$1,978	$4,138	$2,086	$—	$8,612
Weighted average risk grade	3.17	4.00	6.00	N/A	5.04	3.61	4.09	N/A	4.05
Construction and land development
Pass	$57,320	$14,003	$13,360	$7,061	$8,414	$15,664	$982	$31	$116,835
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,575	—	—	34	—	—	4,609
Doubtful	—	—	—	—	—	—	—	—	—
	$57,320	$14,003	$17,935	$7,061	$8,414	$15,698	$982	$31	$121,444
Weighted average risk grade	3.15	3.56	4.48	3.26	3.91	3.54	3.31	4.00	3.50
Residential 1-4 family
Pass	$165,106	$54,037	$81,905	$49,694	$43,173	$138,711	$1,845	$3,484	$537,955
Special Mention	—	—	8,514	—	—	—	—	—	8,514
Substandard	—	—	—	—	—	795	—	296	1,091
Doubtful	—	—	—	—	—	—	—	—	—
	$165,106	$54,037	$90,419	$49,694	$43,173	$139,506	$1,845	$3,780	$547,560
Weighted average risk grade	3.04	3.06	3.24	3.13	3.07	3.26	3.98	3.30	3.15
Multi- family residential
Pass	$37,030	$18,866	$7,228	$6,328	$36,574	$42,310	$5,031	$—	$153,367
Special Mention	—	—	—	—	—	5,326	—	—	5,326
Substandard	—	—	—	—	—	5,076	—	302	5,378
Doubtful	—	—	—	—	—	—	—	—	—
	$37,030	$18,866	$7,228	$6,328	$36,574	$52,712	$5,031	$302	$164,071
Weighted average risk grade	3.40	3.90	3.00	3.59	3.00	3.92	4.00	6.00	3.55
Home equity lines of credit
Pass	$715	$59	$75	$235	$425	$4,337	$67,157	$143	$73,146
Special Mention	—	—	—	—	—	—	276	—	276
Substandard	—	—	—	—	—	—	398	26	424
Doubtful	—	—	—	—	—	—	—	—	—
	$715	$59	$75	$235	$425	$4,337	$67,831	$169	$73,846
Weighted average risk grade	3.00	3.00	3.00	3.00	3.77	3.79	3.09	4.31	3.14
Commercial loans
Pass	$95,085	$10,415	$11,923	$10,648	$10,522	$18,284	$134,302	$5,338	$296,517
Special Mention	—	—	—	—	—	—	845	—	845
Substandard	—	9	—	1,508	—	1,938	1,163	—	4,618
Doubtful	—	—	—	—	—	—	—	—	—
	$95,085	$10,424	$11,923	$12,156	$10,522	$20,222	$136,310	$5,338	$301,980
Weighted average risk grade	3.43	3.36	3.79	3.77	2.95	3.96	3.43	3.95	3.48
Paycheck Protection Program loans
Pass	$56,087	$21,232	$—	$—	$—	$—	$—	$—	$77,319
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$56,087	$21,232	$—	$—	$—	$—	$—	$—	$77,319
Weighted average risk grade	2.00	2.00	N/A	N/A	N/A	N/A	N/A	N/A	2.00

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Consumer loans
Pass	$48,107	$2,351	$1,002	$914	$237	$5,766	$2,519	$—	$60,896
Special Mention	—	—	—	—	—	82	—	—	82
Substandard	—	—	—	7	9	2	—	—	18
Doubtful	—	—	—	—	—	—	—	—	—
	$48,107	$2,351	$1,002	$921	$246	$5,850	$2,519	$—	$60,996
Weighted average risk grade	3.55	3.99	3.99	4.02	4.07	4.01	4.00	N/A	3.65
PCD
Pass	$—	$—	$—	$—	$—	$5,145	$30	$—	$5,175
Special Mention	—	—	—	—	—	1,391	—	—	1,391
Substandard	—	—	—	—	1,717	172	—	—	1,889
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$1,717	$6,708	$30	$—	$8,455
Weighted average risk grade	N/A	N/A	N/A	N/A	6.00	4.08	3.00	N/A	4.47
Total	$625,938	$195,405	$184,395	$180,634	$207,085	$706,059	$223,312	$17,158	$2,339,986
Weighted average risk grade	3.12	3.24	3.50	3.38	3.45	3.64	3.35	3.92	3.39

Revolving loans that converted to term during 2022 were as follows (in thousands):

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Commercial real estate - owner occupied	$—	$3,083
Commercial real estate - non-owner occupied	—	209
Construction and land development	677	1,086
Residential 1-4 family	—	690
Multi- family residential	—	692
Commercial loans	496	16,879
Total loans	$1,173	$22,639

The amount of foreclosed residential real estate property held at September 30, 2022 and December 31, 2021 was $0.8 million and $0.9 million, respectively. There were no recorded investments in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure at September 30, 2022 and December 31, 2021.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of September 30, 2022 and December 31, 2021, calculated in accordance with the current expected credit losses (“CECL”) methodology described above (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
September 30, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,564	$6,099	$7	$800	$3,353	$1,701	$286	$4,422	$3,269	$—	$24,501
Q-factor and other qualitative adjustments	269	531	19	340	647	240	19	802	2	—	2,869
Specific allocations	—	—	—	—	—	—	—	2,453	44	2,089	4,586
Total	$4,833	$6,630	$26	$1,140	$4,000	$1,941	$305	$7,677	$3,315	$2,089	$31,956

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2021	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,281	$8,020	$9	$540	$3,012	$1,885	$273	$2,154	$786	$—	$20,960
Q-factor and other qualitative adjustments	281	1,008	47	458	576	1,395	164	1,276	—	—	5,205
Specific allocations	—	—	—	—	—	—	—	658	1	2,281	2,940
Total	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$29,105

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three months ended September 30, 2022 and 2021 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Three Months Ended September 30, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$4,301	$7,917	$49	$1,024	$4,272	$2,160	$363	$6,428	$1,569	$2,126	$30,209
Provision (recovery)	532	(1,287)	(23)	116	(273)	(219)	(59)	2,256	1,884	(37)	2,890
Charge offs	—	—	—	—	—	—	—	(1,007)	(146)	—	(1,153)
Recoveries	—	—	—	—	1	—	1	—	8	—	10
Ending balance	$4,833	$6,630	$26	$1,140	$4,000	$1,941	$305	$7,677	$3,315	$2,089	$31,956

Three Months Ended September 30, 2021
Allowance for credit losses:
Beginning balance	$4,769	$11,235	$80	$2,691	$4,451	$1,090	$601	$3,582	$428	$2,338	$31,265
Provision (recovery)	354	(863)	(22)	(1,295)	(44)	2,266	(100)	537	279	(27)	1,085
Charge offs	(7)	—	—	—	(383)	(1)	—	(1,528)	(53)	—	(1,972)
Recoveries	—	—	—	—	1	—	1	1	5	—	8
Ending balance	$5,116	$10,372	$58	$1,396	$4,025	$3,355	$502	$2,592	$659	$2,311	$30,386

Activity in the allowance for credit losses by class of loan for the nine months ended September 30, 2022 and 2021 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Nine Months Ended September 30, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$29,105
Provision (recovery)	285	(2,900)	(30)	142	354	(1,339)	(120)	4,426	2,785	(192)	3,411
Charge offs	(14)	—	—	—	—	—	(14)	(1,007)	(277)	—	(1,312)
Recoveries	—	502	—	—	58	—	2	170	20	—	752
Ending balance	$4,833	$6,630	$26	$1,140	$4,000	$1,941	$305	$7,677	$3,315	$2,089	$31,956

Nine Months Ended September 30, 2021
Allowance for credit losses:
Beginning balance	$6,699	$11,426	$104	$1,815	$9,579	$1,412	$901	$1,498	$517	$2,394	$36,345
Provision (recovery)	(1,407)	(1,054)	(46)	(419)	(5,182)	1,943	(400)	1,930	216	(83)	(4,502)
Charge offs	(176)	—	—	—	(383)	—	—	(1,602)	(107)	—	(2,268)
Recoveries	—	—	—	—	11	—	1	766	33	—	811
Ending balance	$5,116	$10,372	$58	$1,396	$4,025	$3,355	$502	$2,592	$659	$2,311	$30,386

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

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Loan	Specific	Loan	Specific
	Balance (1)	Allocations	Balance (1)	Allocations
Commercial real estate - owner occupied	$2,800	$—	$3,291	$—
Commercial real estate - non-owner occupied	24,669	—	18,256	—
Secured by farmland	625	—	681	—
Construction and land development	—	—	4,575	—
Residential 1-4 family	9,221	—	541	—
Multi- family residential	1,017	—	5,378	—
Home equity lines of credit	72	—	—	—
Commercial loans	4,982	2,453	3,688	658
Consumer loans	55	44	7	1
Total non-PCD loans	43,441	2,497	36,417	659
PCD loans	6,698	2,089	8,455	2,281
Total loans	$50,139	$4,586	$44,872	$2,940
(1)	Includes SBA guarantees of $2.1 million and $0.7 million at September 30, 2022 and December 31, 2021, respectively.

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

To-Be-Announced Mortgage-Backed Securities Trades: Fair values for TBA’s are based on the gain or loss that would occur if the Company were to pair-off transaction at the measurement date and are classified within Level 2 of the valuation hierarchy. TBA’s are recorded at fair value on a recurring basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$106,279	$—	$106,279	$—
Obligations of states and political subdivisions	28,755	—	28,755	—
Corporate securities	14,854	—	14,854	—
Collateralized loan obligations	4,803	—	4,803	—
Residential government-sponsored collateralized mortgage obligations	23,043	—	23,043	—
Government-sponsored agency securities	14,685	—	14,685	—
Agency commercial mortgage-backed securities	40,100	—	40,100	—
SBA pool securities	6,372	—	6,372	—
	238,891	—	238,891	—
Loans held for sale	13,388	—	13,388	—
Derivative assets	1,103	—	1,066	37
Total assets	$253,382	$—	$253,345	$37

Liabilities:
Derivative liabilities	$189	$—	$176	$13
Total liabilities	$189	$—	$176	$13

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$122,610	$—	$122,610	$—
Obligations of states and political subdivisions	31,231	—	31,231	—
Corporate securities	13,685	—	13,685	—
Collateralized loan obligations	5,010	—	5,010	—
Residential government-sponsored collateralized mortgage obligations	19,807	—	19,807	—
Government-sponsored agency securities	17,488	—	17,488	—
Agency commercial mortgage-backed securities	52,667	—	52,667	—
SBA pool securities	8,834	—	8,834	—
Total assets	$271,332	$—	$271,332	$—

The following tables present additional information about the assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Derivative assets:
Interest Rate Lock Commitments
Balance at beginning of the period	$24	$—	$—	$—
Acquired	—	—	14	—
Gain included in net income	—	—	10	—
Settlements	13	—	13	—
Balance at end of the period	$37	$—	$37	$—

The following tables present additional information about the liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Derivative liabilities:
Interest Rate Lock Commitments
Balance at beginning of the period	$3	$—	$—	$—
Acquired	—	—	44
Loss included in net income	—	—	(41)	—
Settlements	10	—	10	—
Balance at end of the period	$13	$—	$13	$—

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

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5% to 10% of collateral valuation at September 30, 2022 and December 31, 2021. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At September 30, 2022 and December 31, 2021, the total amount of OREO was $1.0 million and $1.2 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$45,742	$—	$—	$45,742
Assets held for sale	3,127	—	—	3,127
Other real estate owned:
Construction and land development	266	—	—	266
Residential 1-4 family	775	—	—	775

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$44,331	$—	$—	$44,331
Other real estate owned:
Construction and land development	266	—	—	266
Residential 1-4 family	897	—	—	897

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		September 30, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$97,738	$97,738	$530,167	$530,167
Securities available-for-sale	Level 2	238,891	238,891	271,332	271,332
Securities held-to-maturity	Level 2	14,391	13,085	22,940	23,364
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	16,689	16,689	15,521	15,521
Net loans	Level 3	2,705,130	2,589,870	2,310,881	2,278,456
Loans held for sale	Level 2	13,388	13,388	—	—
Accrued interest receivable	Level 2	10,258	10,258	13,643	13,643
Derivative assets	Level 2 and 3	1,103	1,103	—	—
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,325,058	$1,325,058	$1,380,020	$1,380,020
Money market and savings accounts	Level 2	1,020,270	1,020,270	1,022,621	1,022,621
Time deposits	Level 3	362,992	358,763	360,575	362,902
Securities sold under agreements to repurchase	Level 1	9,886	9,886	9,962	9,962
FHLB advances	Level 1	125,000	125,000	100,000	100,000
Junior subordinated debt	Level 2	9,769	9,076	9,731	10,367
Senior subordinated notes	Level 2	85,472	84,022	85,297	91,141
Accrued interest payable	Level 2	1,369	1,369	1,864	1,864
Derivative liabilities	Level 2 and 3	189	189	—	—

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

6.      LEASES

The Company leases certain premises and equipment under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At September 30, 2022 and December 31, 2021, the Company had operating lease liabilities totaling $6.0 million and $6.5 million, respectively, and right-of-use assets totaling $5.5 million and $5.9 million, respectively, related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the three months ended September 30, 2022 and 2021, our net operating lease cost was $0.6 million and for the nine months ended September 30, 2022 and 2021, our net operating lease cost was $1.8 million. These net operating lease costs are reflected in occupancy expenses on our consolidated income statements.

The following table presents other information related to our operating leases:

	For the Nine Months Ended
(in thousands except for percent and period data)	September 30, 2022	September 30, 2021
Other information:
Weighted-average remaining lease term - operating leases, in years	4.5	4.5
Weighted-average discount rate - operating leases	2.8%	2.5%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	September 30, 2022
Lease payments due:
2022 (remaining)	$578
2023	2,051
2024	1,151
2025	629
2026	571
Thereafter	1,553
Total lease payments	6,533
Less: imputed interest	(489)
Lease liabilities	$6,044

     As of September 30, 2022, the Company had two operating leases that have not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

7.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at September 30, 2022 and December 31, 2021 was $9.9 million and $10.0 million, respectively.

At September 30, 2022 and December 31, 2021, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $16.6 million and $21.7 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

8.     JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures. At September 30, 2022 and December 31, 2021, there was $10.3 million outstanding, net of approximately $0.6 million of debt issuance costs. These securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of September 30, 2022 and December 31, 2021, the interest rate was 6.48% and 3.17%, respectively. The dividends paid to holders of these securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At September 30, 2022, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. These notes initially bore interest at 5.875% per annum until January 31, 2022; interest is currently payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At September 30, 2022, 80% of these notes qualified as Tier 2 capital.

In 2017, the Company assumed a Senior Subordinated Note Purchase Agreement, dated April 22, 2015, entered into with certain institutional accredited investors, pursuant to which $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 was sold to the investors. On February 1, 2021, the Company redeemed all of these notes.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. These notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month term Secured Overnight Financing Rate, plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, September 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. At September 30, 2022, all of these notes qualified as Tier 2 capital.

At September 30, 2022 and December 31, 2021, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1.5 million and $1.7 million, respectively.

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

A summary of stock option activity for the nine months ended September 30, 2022 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	283,800	$10.98	2.2	$1,153
Expired	(13,500)	9.58
Exercised	(27,500)	—
Options outstanding, end of period	242,800	$11.15	1.5	$238

Exercisable at end of period	242,800	$11.15	1.5	$238

There was no stock-based compensation expense associated with stock options for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for 2022 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	98,050	$14.58	3.3
Granted	48,658	13.85
Vested	(73,508)	14.04
Unvested restricted stock outstanding, end of period	73,200	$14.30	2.6

Stock-based compensation expense for time vested restricted stock awards totaled $0.1 million for each of the three months ended September 30, 2022 and 2021 and $1.0 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, unrecognized compensation expense associated with restricted stock awards was $0.8 million, which is expected to be recognized over a weighted average period of 2.7 years.

A summary of performance-based restricted stock units (the “Units”) for 2022 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	59,335	$15.00	4.0
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested Units outstanding, end of period	59,335	$15.00	3.3

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

The Company did not recognize any stock-based compensation expense associated with these Units for the three and nine months ended September 30, 2022 because it is not probable that these Units will vest. The grant date fair value of these Units was $15.00 per Unit. The potential unrecognized compensation expense associated with these Units is $1.3 million at September 30, 2022.

10.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $12.3 million and $13.1 million as of September 30, 2022 and December 31, 2021, respectively.

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2022	2021
Balance as of January 1	$977	$740
Credit loss expense	403	859
Balance as of June 30,	$1,380	$1,599

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

We had $35.4 million of loan commitments outstanding as of September 30, 2022, all of which contractually expire within thirty years.

At September 30, 2022 and December 31, 2021, we had unfunded lines of credit and undisbursed construction loan funds totaling $495.5 million and $411.0 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Primis also had commitments on the subscription agreements entered into for the investments in non-marketable equity securities of $3.9 million and $3.5 million at September 30, 2022 and December 31, 2021, respectively.

11.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2022
Basic EPS from continuing operations	$5,054	24,577	$0.21
Effect of dilutive stock options and unvested restricted stock	—	111	(0.01)
Diluted EPS from continuing operations	$5,054	24,688	$0.20

Basic EPS from discontinued operations	$—	24,577	$0.00
Effect of dilutive stock options and unvested restricted stock	—	111	—
Diluted EPS from discontinued operations	$—	24,688	$0.00

For the three months ended September 30, 2021
Basic EPS from continuing operations	$6,211	24,474	$0.25
Effect of dilutive stock options and unvested restricted stock	—	160	—
Diluted EPS from continuing operations	$6,211	24,634	$0.25

Basic EPS from discontinued operations	$(2,272)	24,474	$(0.09)
Effect of dilutive stock options and unvested restricted stock	—	160	—
Diluted EPS from discontinued operations	$(2,272)	24,634	$(0.09)

For the nine months ended September 30, 2022
Basic EPS from continuing operations	$14,656	24,548	$0.60
Effect of dilutive stock options and unvested restricted stock	—	126	(0.01)
Diluted EPS from continuing operations	$14,656	24,674	$0.59

Basic EPS from discontinued operation	$—	24,548	$0.00
Effect of dilutive stock options and unvested restricted stock	—	126	—
Diluted EPS from discontinued operation	$—	24,674	$0.00

For the nine months ended September 30, 2021
Basic EPS from continuing operations	$23,366	24,425	$0.96
Effect of dilutive stock options and unvested restricted stock	—	158	(0.01)
Diluted EPS from continuing operations	$23,366	24,583	$0.95

Basic EPS from discontinued operation	$231	24,425	$0.01
Effect of dilutive stock options and unvested restricted stock	—	158	—
Diluted EPS from discontinued operation	$231	24,583	$0.01

The Company did not have any anti-dilutive options as of September 30, 2022 and 2021.

12.      SUBSEQUENT EVENT

On October 3, 2022, Infinex Financial Services was acquired by Advisor Group for a mix of cash and contingent consideration. Primis was an investor in Infinex Financial Services.  As a result of the acquisition, Primis expects to record a pre-tax gain of approximately $4.1 million in the fourth quarter of 2022.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2021. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 for the consolidated statements of income. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2022 compared to December 31, 2021. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. The words “believe,” “may,”  “forecast,” “should,” “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “predict,”  “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	the ongoing impact of COVID-19 pandemic on our assets, business, cash flows, financial condition, liquidity, prospects and results of operations; potential increases in the provision for credit losses; and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	our ability to implement our various strategic and growth initiatives, including our recently established Panacea Financial and Life Premium Finance Divisions, new digital bank and V1BE fulfillment service and recent acquisition of SeaTrust;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of the financial impact of COVID-19, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	failure to prevent a breach to our Internet-based system and online commerce security;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, including the current Ukraine/Russia conflict, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder, including the impact of the adoption of the current expected credit losses (“CECL”) methodology;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

Current Economic Environment

The U.S. economy expanded in the third quarter of 2022, with Real Gross Domestic Product growing by an annualized 2.6%. According to the U.S. Bureau of Labor and Statistics, the rate of unemployment dropped back to 3.5% in September 2022. Lingering and pervasive economic effects of the pandemic remain, including supply chain backlogs, labor shortages and increased input costs, resulting in continued escalating inflationary conditions. Further, the continued military conflict between Russia and Ukraine has contributed to the inflationary pressures. While certain economic data suggests the economy is beginning to soften, the Federal Reserve appears to be strongly focused on reverting inflation back to its long term rate of 2%. The Federal Reserve has now raised rates 375 bps in total since March, a pace that has not been experienced in more than 40 years. The Federal Reserve is expected to continue to raise rates in its last meeting of the year, but with weakening economic data and rates entering restrictive territory, its actions in 2023 are unclear.

OVERVIEW

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. At September 30, 2022, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has administrative offices in Warrenton, Virginia and Glen Allen, Virginia. We consolidated six branches in the second quarter of 2022 and two branches in the third quarter of 2022. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

FINANCIAL HIGHLIGHTS

●	Net income from continuing operations of $5.1 million for the three months ended September 30, 2022, or $0.21 basic and $0.20 diluted earnings per share, compared to $6.2 million, or $0.25 basic and diluted earnings per share, for the three months ended September 30, 2021. Net income for the nine months ended September 30, 2022 totaled $14.7 million, or $0.60 basic and $0.59 diluted earnings per share, compared to $23.4 million, or $0.96 basic and $0.95 per diluted earnings per share, for the nine months ended September 30, 2021.
●	Total assets as of September 30, 2022 were $3.36 billion, a decrease of 2% compared to December 31, 2021.
●	Total loans, excluding Paycheck Protection Program (“PPP”) balances as of September 30, 2022, were $2.73 billion, an increase of $466.4 million, or 21%, from December 31, 2021.
●	Total deposits were $2.71 billion at September 30, 2022, a decrease of 2% compared to December 31, 2021.
●	Non-time deposits decreased to $2.35 billion at September 30, 2022, a decrease of $57.3 million, or 2%, compared to December 31, 2021.
●	Deposit mix continued to improve with non-interest bearing checking deposits of $687.3 million, representing 25.4% of total deposits at September 30, 2022.
●	Total revenue of $33.0 million in the third quarter of 2022, up 29.4% from the third quarter of 2021.
●	Net interest margin of 3.57% in the third quarter of 2022 was up substantially from 2.87% in the third quarter of 2021.
●	Allowance for credit losses to total loans was 1.17% at September 30, 2022, compared to 1.24% at December 31, 2021.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income from continuing operations for the three months ended September 30, 2022 was $5.1 million, or $0.21 basic and $0.20 diluted earnings per share, compared to $6.2 million, or $0.25 basic and diluted earnings per share, for the three months ended September 30, 2021. The 19% decrease in net income during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was driven by higher noninterest expenses in the current year mainly from an increase in employee compensation and benefits expense in the third quarter related to branch closures and consolidations and higher expenses related to Primis Mortgage in the third quarter. These decreases were offset by higher interest income. The Company’s loan growth over the past several quarters and the improved asset mix has been the driver of positive movements in both margins and net interest income.

Net income from discontinued operations for the three months ended September 30, 2022 was zero, or zero basic and diluted earnings per share, compared to net loss from discontinued operation of $2.3 million, or $(0.09) basic and diluted earnings per share, for the three months ended September 30, 2021. The decline in net income from discontinued operations is related to the closing of the STM transaction in 2021, as discussed in Note 1 - Accounting Policies.

Nine-Month Comparison. Net income from continuing operations for the nine months ended September 30, 2022 was $14.7 million, or $0.60 basic and $0.59 diluted earnings per share, compared to $23.4 million, or $0.96 basic and $0.95 per diluted earnings per share, for the nine months ended September 30, 2021. The 37% decrease in net income during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by higher noninterest expenses from an increase in employee compensation and benefits expense in the current year. The decrease in net income was also attributable to provision for credit losses in 2022 compared to a recovery of credit losses in 2021 primarily as a result of robust loan growth.

Net income from discontinued operations for the nine months ended September 30, 2022 was zero, or zero basic and diluted earnings per share, compared to net income from discontinued operation of $0.2 million, or $0.10 basic and diluted earnings per share, for the nine months ended September 30, 2021.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $27.5 million for the three months ended September 30, 2022, compared to $23.2 million for the three months ended September 30, 2021. Primis’ net interest margin for the three months ended September 30, 2022 was 3.57%, compared to 2.87% for the three months ended September 30, 2021. Net interest margin was impacted heavily by the origination of PPP loans in 2021 and 2020. Net PPP fee income recognized was zero for the three months ended September 30, 2022 versus $2.7 million for the three months ended September 30, 2021, a decline from the third quarter of 2021. Net interest margin, excluding the effects of PPP loans, was 3.58% for the three months ended September 30, 2022, compared to 2.66% for the three months ended September 30, 2021. Total income on interest-earning assets was $32.6 million and $27.8 million for the three months ended September 30, 2022 and 2021, respectively. The yield on average interest-earning assets was 4.24% and 3.44% for the three months ended September 30, 2022 and 2021, respectively. The cost of average interest-bearing deposits increased 9 basis points to 0.64% for the three months ended September 30, 2022, compared to 0.56% cost on average interest-bearing deposits for the three months ended September 30, 2021. Interest and fees on loans totaled $30.5 million and $26.2 million for the three months ended September 30, 2022 and 2021, respectively. Average loans during the three months ended September 30, 2022 were $2.69 billion, compared to $2.29 billion during the three months ended September 30, 2021. The Company’s loan growth over the past several quarters and the improved asset mix has been the driver of positive movements in both margins and net interest income.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	September 30, 2022			September 30, 2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$21,199	$263	4.92%	$—	$—	—%
Loans, net of deferred fees (1) (2)	2,669,605	30,260	4.50%	2,291,945	26,181	4.53%
Investment securities	269,780	1,518	2.23%	229,906	1,083	1.87%
Other earning assets	90,268	555	2.44%	689,084	537	0.31%
Total earning assets	3,050,852	32,596	4.24%	3,210,935	27,801	3.44%
Allowance for credit losses	(29,830)			(30,598)
Investments in mortgage affiliate - held for sale	—			12,621
Total non-earning assets	264,185			260,714
Total assets	$3,285,207			$3,453,672

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$660,387	$536	0.32%	$920,203	$1,062	0.46%
Money market accounts	803,860	1,667	0.82%	744,280	1,056	0.56%
Savings accounts	219,167	141	0.26%	213,859	165	0.31%
Time deposits	343,986	943	1.09%	380,233	877	0.92%
Total interest-bearing deposits	2,027,400	3,287	0.64%	2,258,575	3,160	0.56%
Borrowings	166,621	1,859	4.43%	208,689	1,434	2.73%
Total interest-bearing liabilities	2,194,021	5,146	0.93%	2,467,264	4,594	0.74%
Noninterest-bearing liabilities:
Demand deposits	665,020			547,500
Other liabilities	23,832			28,699
Total liabilities	2,882,873			3,043,463
Stockholders' equity	402,334			410,209
Total liabilities and stockholders' equity	$3,285,207			$3,453,672
Net interest income		$27,450			$23,207
Interest rate spread			3.31%			2.70%
Net interest margin			3.57%			2.87%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Nine-Month Comparison. Net interest income was $74.9 million for the nine months ended September 30, 2022, compared to $70.0 million for the nine months ended September 30, 2021. Primis’ net interest margin for the nine months ended September 30, 2022 was 3.29%, compared to 3.02% for the nine months ended September 30, 2021. Net interest margin was impacted heavily by the origination of PPP loans in 2021 and 2020. Net PPP fee income recognized was $0.3 million for the nine months ended September 30, 2022 versus $9.4 million for the nine months ended September 30, 2021, a material decline from the third quarter of 2021. Net interest margin, excluding the effects of PPP loans, was 3.30% for the nine months ended September 30, 2022, compared to 2.80% for the nine months ended September 30, 2021. Total income on interest-earning assets was $87.4 million and $84.7 million for the nine months ended September 30, 2022 and 2021, respectively. The yield on average interest-earning assets was 3.84% and 3.65% for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by market conditions. The cost of average interest-bearing deposits decreased 12 basis points to 0.51% for the nine months ended September 30, 2022, compared to 0.63% cost on average interest-bearing deposits for the nine months ended September 30, 2021. Interest and fees on loans totaled $81.6 million and $80.3 million for the nine months ended September 30, 2022 and 2021, respectively. Average loans during the nine months ended September 30, 2022 were $2.52 billion, compared to $2.35 billion during the nine months ended September 30, 2021. The Company’s loan growth over the past several quarters and the improved asset mix has been the driver of positive movements in both margins and net interest income.

	Average Balance Sheets and Net Interest
	Analysis For the Nine Months Ended
	September 30, 2022			September 30, 2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$9,456	$356	5.03%	$-	$-	-%
Loans, net of deferred fees (1) (2)	2,514,587	81,281	4.32%	2,351,410	80,320	4.57%
Investment securities	286,525	4,393	2.05%	213,128	3,198	2.01%
Other earning assets	237,299	1,409	0.79%	536,781	1,222	0.30%
Total earning assets	3,047,867	87,439	3.84%	3,101,319	84,740	3.65%
Allowance for credit losses	(29,640)			(34,012)
Investments in mortgage company - held for sale	—			12,659
Total non-earning assets	259,525			262,373
Total assets	$3,277,752			$3,342,339

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$723,857	$1,758	0.32%	$854,360	$3,178	0.50%
Money market accounts	808,013	3,464	0.57%	706,215	3,294	0.62%
Savings accounts	222,032	432	0.26%	204,286	464	0.30%
Time deposits	341,160	2,317	0.91%	418,161	3,429	1.10%
Total interest-bearing deposits	2,095,062	7,971	0.51%	2,183,022	10,365	0.63%
Borrowings	148,549	4,558	4.10%	219,947	4,413	2.68%
Total interest-bearing liabilities	2,243,611	12,529	0.75%	2,402,969	14,778	0.82%
Noninterest-bearing liabilities:
Demand deposits	602,872			514,318
Other liabilities	22,985			22,947
Total liabilities	2,869,468			2,940,234
Stockholders' equity	408,284			402,105
Total liabilities and stockholders' equity	$3,277,752			$3,342,339
Net interest income		$74,910			$69,962
Interest rate spread			3.09%			2.83%
Net interest margin			3.29%			3.02%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses is a current charge to earnings made in order to adjust the allowance for credit losses to an appropriate level for current expected losses in the loan portfolio based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectability. Our allowance for credit losses is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment. The risk factors are determined by considering historical loss data, peer data, as well as applying management’s judgment.

The Company recorded a provision for credit losses for the three months ended September 30, 2022 and 2021 of $2.9 million and $1.1 million, respectively.  For the nine months ended September 30, 2022, the Company recorded a provision for credit losses of $3.4 million, compared to a recovery of credit losses for the nine months ended September 30, 2021 of $4.5 million, primarily as a result of robust loan growth. We had charge-offs totaling $1.2 million and $2.0 million during the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $2.3 million during nine months ended September 30, 2022 and 2021, respectively. There were recoveries totaling $0.8 million during each of the nine months ended September 30, 2022 and 2021.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2022	2021	Change
Account maintenance and deposit service fees	$1,525	$1,509	$16
Income from bank-owned life insurance	394	387	7
Mortgage banking income	2,197	—	2,197
Other	1,504	455	1,049
Total noninterest income	$5,620	$2,351	$3,269

Noninterest income increased 139% to $5.6 million for the three months ended September 30, 2022, compared to $2.4 million for the three months ended September 30, 2021. The increase in noninterest income was primarily related to the $2.2 million of mortgage banking income in the current year.

The following table presents the major categories of noninterest income for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2022	2021	Change
Account maintenance and deposit service fees	$4,318	$4,759	$(441)
Income from bank-owned life insurance	1,147	1,152	(5)
Mortgage banking income	2,790	—	2,790
Other	2,085	1,207	878
Total noninterest income	$10,340	$7,118	$3,222

Noninterest income increased 45% to $10.3 million for the nine months ended September 30, 2022, compared to $7.1 million for the nine months ended September 30, 2021. The increase in noninterest income was primarily driven by a $2.8 million increase in mortgage banking income in the current year associated with the Primis Mortgage acquisition in the second quarter of 2022, and a $0.9 million increase in other noninterest income, offset by an decrease of $0.4 million from the year-ago period in income on account maintenance and deposit service fees primarily due to a reduction in income from new debit card contracts driven by lower fees.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2022	2021	Change
Salaries and benefits	$12,594	$9,032	$3,562
Occupancy expenses	1,402	1,552	(150)
Furniture and equipment expenses	1,455	971	484
Amortization of core deposit intangible	326	341	(15)
Virginia franchise tax expense	813	732	81
Data processing expense	1,528	1,003	525
Telephone and communication expense	342	415	(73)
Net loss on bank premises and equipment	64	—	64
Professional fees	1,261	874	387
Other operating expenses	3,976	1,640	2,336
Total noninterest expenses	$23,761	$16,560	$7,201

Noninterest expenses were $23.8 million during the three months ended September 30, 2022, compared to $16.6 million during the three months ended September 30, 2021. The 44% increase in noninterest expenses was primarily due to a $3.6 million increase in employee compensation driven by increased head count and higher benefits expense in the current year related to branch closures and consolidations. The increase in noninterest expense during the three months ended September 30, 2022 was also attributable to a $0.5 million increase in data processing expense in 2022 driven by higher technology expenses in the current year. A significant driver of the increased other non-interest expenses were higher expenses related to Primis Mortgage in the third quarter. Other notable drivers of the increase in other operating expenses in the quarter include higher marketing and advertising costs tied to the digital bank launch and V1BE adoption campaigns, increase in legal fees for initiatives and increase in fraud related expenses.

The following table presents the major categories of noninterest expense for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2022	2021	Change
Salaries and benefits	$32,792	$27,214	$5,578
Occupancy expenses	4,277	4,538	(261)
Furniture and equipment expenses	3,683	2,651	1,032
Amortization of core deposit intangible	1,008	1,023	(15)
Virginia franchise tax expense	2,440	2,166	274
Data processing expense	4,311	2,818	1,493
Telephone and communication expense	1,090	1,351	(261)
Net (gain) loss on other real estate owned	(59)	17	(76)
Net loss on bank premises and equipment	684	—	684
Professional fees	3,182	3,099	83
Other operating expenses	9,770	6,901	2,869
Total noninterest expenses	$63,178	$51,778	$11,400

Noninterest expenses were $63.2 million during the nine months ended September 30, 2022, compared to $51.8 million during the nine months ended September 30, 2021. The 22% increase in noninterest expenses was primarily attributable to a $5.6 million increase in employee compensation driven by increased head count and higher benefits expense mainly related to branch closures and consolidations in the second and third quarter of 2022.  The increase in noninterest expense during the nine months ended September 30, 2022 was also driven by a $1.5 million increase in data processing expense in 2022 driven by higher technology expenses in the current year. Occupancy and furniture and equipment expenses increased $0.8 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 driven by higher equipment expenses related to V1BE adoption. Other expenses increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, largely driven by merger expenses incurred in the second quarter of 2022. Other notable drivers of the increase in the current year other operating expenses include higher marketing and advertising costs tied to the digital bank launch and V1BE adoption campaigns, and increases in legal and other professional fees for initiatives.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $3.36 billion as of September 30, 2022 and $3.40 billion as of December 31, 2021. Total cash and cash equivalents were $97.7 million as of September 30, 2022 and $530.2 million as of December 31, 2021. Investment securities decreased from $294.3 million as of December 31, 2022 to $253.3 million as of September 30, 2022. Total loans increased 17%, from $2.34 billion at December 31, 2021 to $2.74 billion at September 30, 2022. Excluding PPP loans, loans outstanding increased $466.4 million, or 21%, since December 31, 2021. Total deposits were $2.71 billion at September 30, 2022, compared to $2.76 billion at December 31, 2021 and total equity was $391.8 million and $411.9 million at September 30, 2022 and December 31, 2021, respectively.

Stockholder’s equity balances decreased $28.6 million from December 31, 2021 to September 30, 2022 as a result of unrealized mark-to-market adjustments on the Company’s available-for-sale securities portfolio due to dramatic increases in market interest rates during 2022. The Company has the wherewithal to hold these securities until maturity or recovery of the value and does not anticipate realizing any losses on the investments.

Loans

Total loans were $2.74 billion and $2.34 billion at September 30, 2022 and December 31, 2021, respectively. PPP loans totaled $8.0 million at September 30, 2022 and $77.0 million at December 31, 2021, respectively. Excluding PPP loans, loans outstanding increased $466.4 million, or 21%, since December 31, 2021.

As of September 30, 2022, a majority of our loans were to customers located in Virginia and Maryland. As of December 31, 2021, substantially all of our loans were to customers located in Virginia and Maryland We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The composition of our loans held for investment portfolio consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$436,354	15.9%	$387,703	16.6%
Commercial real estate - non-owner occupied	572,279	20.9%	588,000	25.1%
Secured by farmland	7,514	0.3%	8,612	0.4%
Construction and land development	138,297	5.1%	121,444	5.2%
Residential 1-4 family	615,529	22.5%	547,560	23.4%
Multi- family residential	137,253	5.0%	164,071	7.0%
Home equity lines of credit	65,852	2.4%	73,846	3.2%
Total real estate loans	1,973,078	72.1%	1,891,236	80.8%

Commercial loans	469,618	17.2%	301,980	12.9%
Paycheck protection program loans	8,014	0.3%	77,319	3.3%
Consumer loans	279,678	10.2%	60,996	2.6%
Total Non-PCD loans	2,730,388	99.8%	2,331,531	99.6%
PCD loans	6,698	0.2%	8,455	0.4%
Total loans	$2,737,086	100.0%	$2,339,986	100.0%

The following table sets forth the contractual maturity ranges of our loans held for investment portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of September 30, 2022 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$26,079	$100,627	$52,709	$81,521	$92,809	$3,682	$78,927	$436,354
Commercial real estate - non-owner occupied	34,079	183,383	13,249	54,119	49,725	1,413	236,311	572,279
Secured by farmland	2,349	1,883	—	552	1,253	—	1,477	7,514
Construction and land development	99,938	19,013	13,297	37	3,685	693	1,634	138,297
Residential 1-4 family	13,168	57,512	7,138	29,541	52,110	76,778	379,282	615,529
Multi- family residential	8,043	56,797	17,726	7,240	19,315	—	28,132	137,253
Home equity lines of credit	10,289	1,192	13,560	—	5,811	—	35,000	65,852
Total real estate loans	193,945	420,407	117,679	173,010	224,708	82,566	760,763	1,973,078
Commercial loans	161,145	82,935	54,271	133,628	33,613	1,143	2,883	469,618
Paycheck protection program loans	1,285	6,729	—	—	—	—	—	8,014
Consumer loans	2,588	138,402	17,253	81,271	37,639	2,520	5	279,678
Total Non-PCD loans	358,963	648,473	189,203	387,909	295,960	86,229	763,651	2,730,388
PCD loans	3,146	1,447	12	—	1,544	405	144	6,698
Total loans	$362,109	$649,920	$189,215	$387,909	$297,504	$86,634	$763,795	$2,737,086

Asset Quality

Asset quality remained solid during the first, second and third quarters of 2022, noting an increase in classified balances experienced in the third quarter of 2022, largely due to a downgrade of one, well secured relationship with no loss anticipated. While COVID-19 has resolved into a new normal with the increase in vaccination rates, the residual effect of COVID-19 and the different variants, as well as new risks emerging from geopolitical conflict, inflation and the threat of recession continue to cause economic instability and uncertainty in evaluating the impact on our asset quality. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

Our loss and delinquency experience on our loan portfolio has been limited by two main factors; our underwriting standards and portfolio management practices. Whether losses and delinquencies in our portfolio will increase significantly depends upon the value of the real estate securing the loans and economic factors, such as the overall economy in our market area, rising interest rates, historically high inflation, global supply chain issues and potential recession.

Calculated reserves (prior to qualitative adjustments) increased at the end of September 30, 2022 compared to December 31, 2021, primarily due to a growth in unguaranteed loan balances, coupled with worsened economic forecasts, specifically in the House Price Index and Gross State Product factors. At September 30, 2022, the qualitative reserve decreased $2.3 million from the qualitative reserve applied at December 31, 2021. This decrease in qualitative reserves observed in the third quarter of 2022 is attributed to adjustments to the qualitative reserve framework’s thresholds and key risk indicators as part of the annual model refresh.

The following table presents a comparison of nonperforming assets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Nonaccrual loans	$36,851	$15,029
Loans past due 90 days and accruing interest	1,855	283
Total nonperforming loans	38,706	15,312
Other real estate owned	1,041	1,163
Total nonperforming assets	$39,747	$16,475

Troubled debt restructurings	$3,170	$3,401
SBA guaranteed amounts included in nonperforming loans	$2,573	$1,388

Allowance for credit losses to total loans	1.17%	1.24%
Allowance for credit losses to nonaccrual loans	86.72%	193.66%
Allowance for credit losses to nonperforming loans	82.56%	190.09%
Nonaccrual to total loans	1.35%	0.64%
Nonperforming assets excluding SBA guaranteed loans to total assets	1.11%	0.44%

OREO at September 30, 2022 was $1.0 million, compared to $1.2 million at December 31, 2021. The decrease was primarily driven by sale of properties during 2022.

Nonaccrual loans were $36.9 million (excluding $0.7 million of loans fully covered by SBA guarantees) at September 30, 2022, compared to $15.0 million (excluding $1.1 million of loans fully covered by SBA guarantees) at December 31, 2021, an increase of 145%. These increases were driven largely by one relationship that was criticized in the second quarter of 2022 and was subsequently downgraded further in the third quarter of 2022 and placed on nonaccrual. The primary businesses in the relationship are multiple assisted living facilities. Recent appraisals have been completed with no impairment required at this time. The ratio of nonperforming assets (excluding the SBA guaranteed loans) to total assets was 1.11% and 0.44% at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, our total substandard loans totaled $47.3 million. Included in the total substandard loans were SBA guarantees of $2.3 million. Special mention loans totaled $35.4 million at September 30, 2022.

As of September 30, 2022, there were 14 TDR loans in the amount of $3.2 million. There have been no defaults of TDRs modified during the past twelve months.

We have an internal loan review and a loan committee, both of which provide on-going monitoring to identify and address issues with problem loans. The loan loss provision is determined after consideration of all known relevant internal and external factors affecting loan collectability to maintain the allowance for loan and lease losses at a level necessary to absorb estimated credit losses.

Investment Securities

Investment securities, available-for-sale and held-to-maturity, totaled $253.3 million at September 30, 2022, a decrease of 14% from $294.3 million at December 31, 2021.

Investment securities in our portfolio as of September 30, 2022 were as follows:

●	agency commercial mortgage-backed securities in the amount of $117.2 million;
●	corporate bonds in the amount of $14.9 million;
●	collateralized loan obligations of $4.8 million;
●	residential government-sponsored collateralized mortgage obligations in the amount of $23.4 million;
●	callable agency securities in the amount of $14.7 million;

●	commercial mortgage-backed securities in the amount of $40.1 million;
●	SBA loan pool securities in the amount of $6.4 million; and
●	municipal bonds in the amount of $31.8 million with a taxable equivalent yield of 2.58%.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available-for-sale investment securities are reported at fair value, and held-to-maturity investment securities are reported at amortized cost (in thousands).

	September 30,	December 31,
	2022	2021
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$106,279	$122,610
Obligations of states and political subdivisions	28,755	31,231
Corporate securities	14,854	13,685
Collateralized loan obligations	4,803	5,010
Residential government-sponsored collateralized mortgage obligations	23,043	19,807
Government-sponsored agency securities	14,685	17,488
Agency commercial mortgage-backed securities	40,100	52,667
SBA pool securities	6,372	8,834
Total	$238,891	$271,332

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$10,953	$13,616
Obligations of states and political subdivisions	3,120	3,805
Residential government-sponsored collateralized mortgage obligations	318	519
Government-sponsored agency securities	—	5,000
Total	$14,391	$22,940

We recognized no credit impairment charges related to credit losses during the three and nine months ended September 30, 2022 and 2021, respectively.

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

At September 30, 2022, we had $495.5 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in less than one year was $254.4 million as of September 30, 2022. Management anticipates that funding requirements for these commitments can be met primarily from unused and available FHLB lines of credit and other normal sources of funds.

As of September 30, 2022, Primis was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2022, Primis has no material commitments or long-term debt for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At September 30, 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of September 30, 2022, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	September 30,	December 31,
	Purposes	Well Capitalized (1)	2022	2021
Primis Financial Corp.
Leverage ratio	4.00%	n/a	10.11%	9.41%
Common equity tier 1 capital ratio	4.50%	n/a	11.17%	13.09%
Tier 1 risk-based capital ratio	6.00%	n/a	11.53%	13.52%
Total risk-based capital ratio	8.00%	n/a	15.71%	18.52%

Primis Bank
Leverage ratio	4.00%	5.00%	12.26%	11.14%
Common equity tier 1 capital ratio	7.00%	6.50%	14.08%	16.18%
Tier 1 risk-based capital ratio	8.50%	8.00%	14.08%	16.18%
Total risk-based capital ratio	10.50%	10.00%	15.28%	17.43%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 7.28% at September 30, 2022, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well- capitalized under the regulatory framework for PCA.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of September 30, 2022 and December 31, 2021. All changes are within our Asset/Liability Risk Management Policy guidelines.

	Sensitivity of Economic Value of Equity
	As of September 30, 2022
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$544,994	$(39,192)	(6.71)%	15.99%	132.32%
Up 300	555,689	(28,497)	(4.88)%	16.31%	134.91%
Up 200	565,916	(18,270)	(3.13)%	16.61%	137.40%
Up 100	581,379	(2,807)	(0.48)%	17.06%	141.15%
Base	584,186	—	—%	17.14%	141.83%
Down 100	571,754	(12,432)	(2.13)%	16.78%	138.82%

	Sensitivity of Economic Value of Equity
	As of December 31, 2021
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$419,520	$10,937	2.68%	12.31%	101.85%
Up 300	419,238	10,655	2.61%	12.30%	101.79%
Up 200	417,156	8,573	2.10%	12.24%	101.28%
Up 100	418,107	9,524	2.33%	12.27%	101.51%
Base	408,583	—	—%	11.99%	99.20%
Down 100	341,573	(67,010)	(16.40)%	10.02%	82.93%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at September 30, 2022 and December 31, 2021 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines at September 30, 2022 and December 31, 2021.

	Sensitivity of Net Interest Income
	As of September 30, 2022
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$112,650	$(5,934)
Up 300	113,669	(4,915)
Up 200	114,678	(3,906)
Up 100	117,052	(1,532)
Base	118,584	—
Down 100	118,037	(547)

	Sensitivity of Net Interest Income
	As of December 31, 2021
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$88,531	$2,341
Up 300	87,863	1,673
Up 200	87,127	937
Up 100	86,713	523
Base	86,190	—
Down 100	82,670	(3,520)

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of September 30, 2022.

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Primis Financial Corp.
(Registrant)

November 9, 2022	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

November 9, 2022	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer