Form 10-K
period 2022-12-31
Primis Financial Corp.
filed 2023-03-15
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Non-accelerated filer ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☒ Yes            ☐ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐               No  ⌧

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $297.6 million based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of March 6, 2023 was 24,685,458.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in conjunction with the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	the ongoing impact of COVID-19 pandemic on our assets, business, cash flows, financial condition, liquidity, prospects and results of operations; potential increases in the provision for credit losses; and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial and Life Premium Finance Divisions, new digital banking platform, V1BE fulfillment service and Primis Mortgage Company;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of the financial impact of COVID-19, rising interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	failure to prevent a breach to our Internet-based system and online commerce security;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;

●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the possibility that the U.S. could default on its debt obligations and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, including the current Ukraine/Russia conflict, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder, including the impact of the adoption of the current expected credit losses (“CECL”) methodology;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

PART I

Item 1. Business

Overview

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of December 31, 2022, Primis had $3.57 billion in total assets, $2.95 billion in total loans, $2.72 billion in total deposits and $394.4 million in total stockholders’ equity. At December 31, 2022, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has administrative offices in Tysons Corner, Virginia and Glen Allen, Virginia and an operations center in Atlee, Virginia. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”). Primis Bank also owns Primis Mortgage Company, a residential mortgage lender.

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

Strategy

Primis is focused on building a new, innovative, and better banking experience for its consumers and small and medium-sized businesses. The bank intends to grow its business, expand its customer base and improve profitability. This is being achieved through a seven-pronged approach:

1.	Ensuring deposit and lending products are competitive, easy to understand and readily accessible;
2.	Developing business and cash management services that are robust and easy to use;
3.	Supporting lines of business that offer differentiable value to consumers and businesses;
4.	Executing intuitive, forward-thinking and pioneering electronic banking services that go beyond merely providing access to finances 24-hours a day, 7-days a week;
5.	Maintaining a relationship-oriented and needs-based approach to banking;
6.	Providing employees with resources for personal and professional development; and,
7.	Providing Primis communities and the people within them purposeful and meaningful financial support and volunteerism.

Critical to executing this approach:

●	Utilizing the Primis Management Team’s Strength. The experience and market knowledge of the Bank’s management team is one of its greatest strengths and competitive advantages. Since the Company’s board of directors appointed Mr. Dennis J. Zember, Jr. as the new president and chief executive officer, effective February 19, 2020, Mr. Zember has added several members to the executive management team. These additional members all bring strong expertise and years of experience.

●	Leveraging the Existing Foundation for Additional Growth. Based on the management team’s depth of experience and certain infrastructure investments, Primis looks to take advantage of certain economies of scale typically enjoyed by larger organizations, thus expanding its operations both organically and through strategic cost-effective branch or bank acquisitions. Primis’ investments in data processing, risk management infrastructure, and the staff and branch network will support a much larger asset base. Primis is committed to controlling additional growth in a manner designed to minimize risk and to maintain strong capital ratios.

●	Continuing to Pursue Selective Acquisition Opportunities. Primis has the skillsets and experience necessary to acquire and successfully integrate financial institutions, banks and branches. This, along with its strong capital position, well-positions Primis to take advantage of acquisition opportunities.

●	Focusing on the Business Owner. Primis looks to be the primary bank for small- and medium-sized businesses by offering a suite of competitive electronic banking services, robust treasury services and comprehensive lending options. We believe that Primis’ localized decision-making capabilities, prompt credit decisions, and superior customer service, supported by a highly experienced and knowledgeable management team, offers Primis a distinct competitive advantage in the marketplace.

●	Focusing on Asset Quality and Underwriting. Strong asset quality is of primary importance. Therefore, despite the growth in the Bank’s loan portfolio, Primis has taken measures to ensure it maintains a strong asset quality by upholding its well-defined underwriting standards.

●	Building a Stable Core Deposit Base. Primis continues to grow a stable core deposit base of business and retail customers. Primis intends to continue its practice of developing a deposit relationship with each of its loan customers.

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

Residential Mortgage. Primis originates residential mortgage loans for its portfolio through Primis Mortgage Company. Primis also purchases originated residential mortgages from our Warehouse Line clients, as well as other loan pools. We have no sub-prime loans.

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

Panacea Consumer Loans. Panacea offers several unsecured consumer loan products to include student loan refinancing and pro re nata (“PRN’) loans. PRN loans may be utilized by graduating doctors to fund costs as they move into their chosen professions. Strict criteria has been established around these products.

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

Lines of Businesses

Panacea Financial. In November 2020, the Company launched the Panacea Financial division, which focuses on providing unique financial products and services for the medical, dental and veterinary communities. Panacea offers personal loans, student debt refinance and practice loans as well as deposit products nationally. Panacea has partnerships with fourteen national and state associations. Additionally, its In-Training Medical/Dental School Loan Refinance product allows physicians and dentists that are in training the opportunity to refinance their student debt at a lower interest rate, while benefiting from affordable monthly payments during training. As of December 31, 2022, Panacea had approximately $248.4 million in outstanding loans. The division has successfully built a nationally-recognized brand and finished 2022 with a growing team of industry-leading commercial bankers experienced in providing financial services to its target communities across the United States.

Life Premium Financing. The Company launched a division in the fourth quarter of 2021 focused on financing life insurance premiums for high net worth individuals across the United States. As of December 31, 2022, the Life Premium Finance Division had outstanding balances, net of deferred fees, of $193.8 million. Outstanding balances on these loans grow over three to five years.  Consequently, the Company expects a sustainable growth rate in the division with each new loan originated.

Primis Mortgage Company.  On May 31, 2022, Primis Bank acquired Primis Mortgage Company (previously SeaTrust Mortgage Company), a regional residential mortgage company headquartered in Wilmington, North Carolina. Primis Mortgage Company has since expanded to offer residential mortgages in the majority of the U.S.  Residential mortgage loans originated through Primis Mortgage Company are primarily sold in the secondary market for fee income. As of December 31, 2022, Primis Mortgage originated $294.9 million loans.

Digital Banking

In 2022, Primis successfully launched its new digital bank platform. The platform includes an all-new mobile banking application that provides a quick and seamless account opening process all from within the app.

Also in the fourth quarter of 2021, Primis launched its new V1BE service, the first bank delivery app for on-demand ordering of branch services. V1BE brings in-branch banking services right to the customer’s doorstep, including cash delivery/withdrawals, cash pick-up/deposits, check deposits, change orders, cashier checks, and the instant issue of replacement debit cards. V1BE was initially piloted in the Richmond market but now covers the majority of our footprint, including the greater Washington, D.C. region. With V1BE, Primis is able to support any market and grow customer relationships without the need for a large branch presence.

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

The Board of Directors has delegated assignment of individual credit authorities up to $10 million to the Chief Executive Officer and Chief Credit Officer. For loans less than $2.5 million, we have named Credit Officers and two Specialty Executive Credit Officers, each with extensive industry specific experience with individual credit authority to $4 million. These individual lending authorities are based on the individual’s technical ability and experience. All credits over $10 million are reviewed and approved by Executive Loan Committee, as defined in credit policy. All credit extensions in excess of 60% of the Bank’s legal lending limit are also reviewed and approved by the Board of Directors. As of December 31, 2022, our legal lending limit was approximately $62.2 million.

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

HUMAN CAPITAL

At Primis, we are committed to ensuring that our employees reach their personal, professional and financial peaks. We are attracting, developing, retaining and planning for the succession of key talent and executives to achieve our strategic objectives. Primis is continually investing in our workforce to further emphasize diversity and inclusion and to foster our employees' growth and career development. At December 31, 2022, we had 565 employees, nearly all of whom are full-time and of which approximately 66% were female and 21% were minorities.

Employee Feedback. Fostering an inclusive environment requires that all employees are heard. Our Intranet houses the “Employee Voice,” which is a vehicle for employees to make suggestions, asks questions or voice opinions regarding the Company’s practices.

Recruitment. While the majority of our employees reside in Virginia, our recruitment efforts are both local and nationwide. We utilize a wide range of recruitment vehicles ranging from college recruitment sites such as “Handshake”, “V3” program to recruit veterans to posting on popular job boards and conducting nationwide profile searches to find diverse and qualified candidates. Primis realizes that great people know other great people so we also offer a referral bonus to our employees.

Benefits. Primis offers a comprehensive and competitive benefits package to meet a variety of individual needs. We offer three different medical plans, two of which allow for the employee to make contributions and receive an employer match on a Health Savings Account. In addition to dental insurance, supplemental insurance and a 401k, Primis offers employer paid short-term and long-term disability and life insurance. Our employees also enjoy a cash incentive for participating in our Wellness Program.

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

Volunteerism. Primis is committed to the communities we serve and to supporting our employees in their volunteerism. Beginning in 2021, each employee receives eight paid hours to volunteer in their community or charity of choice each year. We maintain a commitment to the prosperity of each community the Company serves, donating to community, civic and philanthropic organizations in 2022. In addition to providing financial products built for the needs of our customers, the Company uses associate volunteerism and corporate philanthropy to build strong community partnerships. The employees volunteered for 125 hours in 2022.

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

Bank Holding Company Regulation

Primis is subject to extensive supervision and regulation by the Federal Reserve pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). We are required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request.  Ongoing supervision is provided through regular examinations by the Federal Reserve and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. In addition to regulation by the Federal Reserve as a bank holding company, Primis is subject to supervision and regulation by the VBFI under the banking and general business corporation laws of the Commonwealth of Virginia.

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

Change in Control.  Federal law restricts the amount of voting stock of a bank holding company or a bank that a person (including an entity) may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to and obtain approval from the Federal Reserve before acquiring control of any bank holding company, such as Primis. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company or a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

Virginia Law.  Certain state corporation laws may have an anti-takeover affect. Virginia law restricts transactions between a Virginia corporation and its affiliates and potential acquirers. The following discussion summarizes the two Virginia statutes that may discourage an attempt to acquire control of Primis.

Virginia Code Sections 13.1-725 – 727.1 govern “Affiliated Transactions.” These provisions, with several exceptions discussed below, require approval by the holders of at least two-thirds of the remaining voting shares of material acquisition transactions between a Virginia corporation and any holder of more than 10% of its outstanding voting shares. Affiliated Transactions include mergers, share exchanges, material dispositions of corporate assets not in the ordinary course of business, any dissolution of the corporation proposed by or on behalf of an interested shareholder, or any reclassification, including a reverse stock split, recapitalization, or merger of the corporation with its subsidiaries which increases the percentage of voting shares owned beneficially by any 10% shareholder by more than 5%.

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

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1.0 billion in assets, such as Primis and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2022, these rules have not been implemented. We and Primis Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance. On October 26, 2022, the SEC adopted final rules to implement Section 954 of the Dodd-Frank Act that require public companies to adopt and disclose a policy for the recovery of incentive-based compensation received by current or former executive officers that is based on erroneously reported financial information in the event of a required accounting restatement. The rules also require disclosure of the policy, including filing the policy as an exhibit to annual reports on Form 10-K and additional disclosure in the event an accounting restatement is required and recovery is triggered under the policy. The stock exchanges have up to 90 days after publication of the rules in the Federal Register to submit proposed listing standards to the SEC for approval, and the proposed listing standards must be effective no later than one year after the publication date.  Following the effective date of the new listing standards, public companies will have 60 days to adopt the required clawback policy.

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as Primis, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to the Bank, Primis’ capital ratios as of December 31, 2022 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including Primis, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

Both Primis and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer as of December 31, 2022. Based on current estimates, we believe that Primis and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2023.

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

As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35 percent by September 30, 2028. The FDIC’s amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.

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

On May 5, 2022, the OCC, FRB, and FDIC issued a notice of proposed rulemaking to provide for a coordinated approach to modernize their respective CRA regulations, such that all banks will be subject to the same set of CRA rules. No final rule has been issued, but the rulemaking may affect the Bank’s CRA compliance obligations in the future.

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

Non-Discrimination Policies. Primis Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act and the Fair Housing Act, both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice, and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

LIBOR.  On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR in certain financial contracts after June 30, 2023.  The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act.

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

As of December 31, 2022, we had $148.7 million of construction and land development loans, or 5.0% of our loan portfolio. Construction and land development loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

●	the viability of the contractor;
●	the contractor’s ability to successfully complete the project, to meet deadlines and time schedules and to stay within cost estimates, especially in the event of supply disruptions and labor shortages; and
●	concentrations of such loans with a single contractor and its affiliates.

Real estate construction and land development loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction and land development loans which provides us with an additional source of repayment. As of December 31, 2022, we did not have any nonperforming construction and land development loans. If one or more of our larger borrowers were to default on their construction and land development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

As of December 31, 2022, we had $1.19 billion of commercial real estate loans outstanding, or 40.3% of our loan portfolio, including multi-family residential loans and loans secured by farmland. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service.

A significant amount of our loans are secured by real estate and any declines in real estate values in our primary markets could be detrimental to our financial condition and results of operations.

Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $2.01 billion, or approximately 68.2% of our total loan portfolio, as of December 31, 2022. Although residential and commercial real estate values are currently strong in our market area, such values may not remain elevated. If loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for credit losses and adversely affect our financial condition and results of operations.

As of December 31, 2022, 40.3% of our loan portfolio was comprised of loans secured by commercial real estate, including multi-family residential loans and loans secured by farmland. As of December 31, 2022, $674.9 million, or approximately 22.9% of our total loans, were secured by single-family residential real estate. This includes $609.7 million in residential 1-4 family loans and $65.2 million in home equity lines of credit. If housing prices in our market areas do not remain strong or deteriorate, we may experience an increase in nonperforming loans, provision for credit losses and charge-offs. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2022, our nonperforming assets (which consist of nonaccrual loans, loans past due 90 days and accruing and OREO) totaled $38.8 million, or 1.32% of total loans and OREO, which is an increase of $22.4 million, or 135.8%, compared with nonperforming assets of $16.5 million, or 0.70% of total non-covered loans and OREO at December 31, 2021. At December 31, 2020, our non-covered nonperforming assets (which consist of non-covered nonaccrual loans, loans past due 90 days and accruing and OREO) totaled $17.5 million, or 0.72% of total non-covered loans and OREO.

Economic and market conditions are unstable, and although our nonperforming assets as a percentage of total loans and OREO remains manageable, we may incur losses if there is an increase in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral, which may ultimately result in a loss. We must reserve for probable losses, which is established through a current period charge to the provision for credit losses as well as from time to time, as appropriate, a write down of the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, an increase in the level of nonperforming assets increases our regulatory risk profile. There can be no assurance that we will not experience future increases in nonperforming assets.

If our allowance for credit losses is not adequate to cover actual loan losses, our earnings will decrease.

As a lender, we are exposed to the risk that our borrowers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to ensure repayment. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. If our assumptions prove to be incorrect or if we experience significant loan losses, our current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. A material addition to the allowance for credit losses could cause our earnings to decrease. Due to the relatively unseasoned nature of portions of our loan portfolio, we may experience an increase in delinquencies and losses as these loans continue to mature.

In addition, federal regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further charge-offs, based on judgments different than those of our management. Any significant increase in our allowance for credit losses or charge-offs required by these regulatory agencies would result in a decrease in net income and capital and could have a material adverse effect on our results of operations and financial condition.

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

On July 27, 2017, the FCA, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, a joint announcement by the Board of Governors of the Federal Reserve, the FDIC, and the OCC was released and included a statement that the administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publications on June 30, 2023. In the U.S., the Alternative Reference Rates Committee has proposed SOFR as the preferred alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repurchase market. On December 16, 2022, the FRB adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. At this time, various iterations of the SOFR index are being used within the market, as are other indices such as the Bloomberg Short-Term Bank Yield index and the American Financial Exchange's AMERIBOR index. It is unclear as to the degree to which the market will adopt such non-LIBOR indices or how the industry may transition various products to an accepted alternative to LIBOR.

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

The Company’s mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits.

The Bank originates residential mortgage loans through Primis Mortgage Company which lends to borrowers nationwide. The success of our mortgage business is dependent upon its ability to originate loans and sell them to investors, in each case at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Loan production levels may suffer if we experience a slowdown in housing markets, tightening credit conditions or increasing interest rates. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage activities. As a result, these conditions would also adversely affect the Company’s results of operations.

Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain cases, where the we have originated loans and sold them to investors, we may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on, or related to, their loan application, if appraisals for such properties have not been acceptable or if the loan was not underwritten in accordance with the loan program specified by the loan investor. In the ordinary course of business, we record an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates. If such reserves were insufficient to cover claims from investors, such repurchases or settlements would adversely affect our results of operations.

Market Risks

Our profitability depends significantly on local economic conditions in the areas where our operations and loans are concentrated, and our geographic concentration makes us vulnerable to local weather catastrophes, public health issues, and other external events, which could adversely affect our results of operations and financial condition.

We operate in a mixed market environment with influences from both rural and urban areas. Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington, D.C., Charlottesville, Northern Neck, Middle Peninsula, Richmond, Hampton Roads and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in these market areas. As of December 31, 2022, a significant portion of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in these market areas slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability. Political conditions could also impact our earnings.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

The majority of our assets and liabilities are monetary in nature and subject us to significant risk from changes in interest rates. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. Like most financial institutions, changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities, which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings.

Based on our analysis of the interest rate sensitivity of our assets, an increase in the general level of interest rates may negatively affect the market value of the portfolio equity as well as negatively affect our net interest income since a majority of our assets are fixed rate loans. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans as well as increase our funding costs. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios, but also allow us to reduce funding costs. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan and mortgage-backed securities portfolios, funding, and our overall results. While it is expected that the FRB will continue to increase the target federal funds rate in 2023 to combat recent inflationary trends, we are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply, and other changes in financial markets.

Although our asset liability management strategy is designed to keep our risk within acceptable parameters, it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.

We are operating in an uncertain economic environment. The global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability and a potential recession. The U.S. government's decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations may cause further interest rate increases, disrupt access to capital markets, and deepen recessionary conditions. While our management team continually monitors market conditions and economic factors, throughout our footprint, we are unable to predict the duration or severity of such conditions or factors. If conditions were to worsen nationally, regionally, or locally, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for credit losses. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations, and future growth. Our clients may also be adversely impacted by changes in regulatory, trade (including tariffs), and tax policies and laws, all of which could reduce demand for loans and adversely impact our borrowers' ability to repay our loans.

There can be no assurance that further deterioration in markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn or recession, volatile business environment, hostile third-party action, or continued unpredictable and unstable market conditions. The effects of any economic downturn or recession could continue for many years after the downturn or recession is considered to have ended.

Declines in asset values may result in impairment charges and adversely affect the value of our investment securities, financial performance and capital.

We maintain an investment securities portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and municipal securities. The market value of investment securities may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investment securities and other assets for impairment indicators. We may be required to record additional impairment charges if our investment securities suffer a decline in value that is considered other-than-temporary. During the years ended December 31, 2022, 2021 and 2020, we incurred no other-than-temporary impairment charges related to credit losses or sales of securities. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

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

Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and client’s purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, decreases in loan collateral values and increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

ESG risks could adversely affect our reputation and shareholder, employee, client, and third party relationships and may negatively affect our stock price.

Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as DEI, environmental stewardship, including with respect to climate change, human capital management, support for our local communities, corporate governance, and transparency, or fail to consider ESG factors in our business operations.

Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public’s (or certain segments of the public’s) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If our client or business partner relationships were to become intertwined in such negative publicity, our ability to attract and retain clients, business partners, and employees may be negatively impacted, and our stock price may also be negatively impacted. Additionally, we may face pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth.

Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.

Operational Risks

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

,all of which could divert resources from regular banking operations.  Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful merger integrations.

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

The carrying value of goodwill and other intangible assets may be adversely affected.

When the Company completes an acquisition, goodwill and other intangible assets are often recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, and we perform such impairment analysis at least annually. A significant adverse change in expected future cash flows or sustained adverse change in the value of our common stock could require the asset to become impaired. If impaired, we would incur a charge to earnings that would have a significant impact on the results of operations. Our carrying value of goodwill and net amortizable intangibles were approximately $104.6 million and $3.3 million, respectively, at December 31, 2022.

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

As a financial institution, we are under threat of loss due to hacking and cyber-attacks. This risk has increased in recent years, and continues to increase, as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent but would present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. While we have not experienced any material losses relating to cyber-attacks or other information security breaches, we have been subject to hacking and cyber-attack and there can be no assurance that we will not suffer additional losses in the future.

Due to changing behaviors since the COVID-19 pandemic, we have allowed a portion of our employees to work remotely from their homes on a full-time or hybrid schedule. Technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

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

The ongoing COVID-19 pandemic has adversely impacted, and could continue to adversely impact, our business, financial condition, liquidity, capital, and results of operations.

While the level of disruption caused by, and the economic impact of, the COVID-19 pandemic lessened in 2022, there is no assurance that the pandemic will not worsen again, included as a result of the emergence of new strains of the virus, or another health related emergency will not emerge. Any worsening of the pandemic, a new health related emergency, and their effects on the economy could further impact our business, our provision and allowance for credit losses, and the value of certain assets that we carry on our balance sheet such as goodwill. Our clients, business partners, and third-party providers, including those who perform critical services for our business, may also be adversely affected.

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

Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, including a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Access to liquidity may also be negatively impacted by the value of our securities portfolio, if liquidity and/or business strategy necessitate the sales of securities in a loss position. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned which could have a material adverse effect on our financial condition, results of operations and cash flows.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If  any parties with whom we conduct business are unable to access deposits with another financial institution, funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ credit quality, ability to pay their obligations to us,  or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Additionally, confidence in the safety and soundness of regional banks specifically or the banking system generally could impact where customers choose to maintain deposits, which could materially adversely impact our liquidity, loan funding capacity, ability to raise funds, and results of operations. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our funding relationships as we believe necessary or appropriate, our access to funding sources and other arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, our customers, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform our obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our customers have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

Additionally, we could be impacted by current or future negative perceptions and expectations about the prospects for the financial services industry (including the impact of Moody’s Investors Service’s rating change of the outlook of the US banking system from “stable” to “negative”), which could worsen over time and result in downward pressure on, and continued or accelerated volatility of, bank securities.

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

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2022. There are a number of restrictions on our ability to pay dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

As of December 31, 2022, Primis and the Bank exceeded the amounts required to be well capitalized with respect to all four required capital ratios. As of December 31, 2021, Primis’ leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 9.68%, 10.30%, 10.63%, and 14.57%, respectively. As of December 31, 2022, the Bank’s leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 11.39%, 12.64%, 12.64% and 13.84%, respectively.

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

Primis and the Bank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FRB rules, if the Bank ceases to be a well-capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2022, we had $100.0 million of brokered certificates of deposits.

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

Item 1B. Unresolved Staff Comments

Primis Financial Corp. does not have any unresolved staff comments from the SEC to report for the year ended December 31, 2022.

Item 2. Properties

Primis Financial Corp.’s principal office is located at 6830 Old Dominion Drive, McLean, Virginia. The Company has administrative offices in Warrenton and Glen Allen, Virginia. Including these main locations, our bank owns 32 properties and leases 17 properties, all of which are used as branch locations or for housing operational units in Maryland and Virginia. At December 31, 2022, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia (Ashland, Burgess, Callao, Central Garage, Charlottesville, Chester, Colonial Heights, Courtland, Gloucester, Gloucester Point, Hampton, Hartfield, Heathsville, Kilmarnock, Leesburg, McLean, Mechanicsville (2), Middleburg, Midlothian, Newport News, Quinton, Richmond, Surry, Tappahannock (2), Urbanna, Warrenton, Waverly, and Williamsburg) and two full-service retail branches are in Maryland (Rockville, and Upper Marlboro).

Primis believes its facilities are in good operating condition, are suitable and adequate for its operational needs and are adequately insured.

Item 3. Legal Proceedings

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of December 31, 2022.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Primis’ common stock is traded on the Nasdaq Global Market under the symbol “FRST”. There were 24,685,458 shares of our common stock outstanding at the close of business on March 6, 2023, which were held by 1,212 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $11.56.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2022, Primis had outstanding stock options granted under the 2010 Stock Awards and Incentive Plan (the “2010 Plan”) and the 2017 Equity Compensation Plan (the “2017 Plan”), which were approved by its shareholders. The following table provides information as of December 31, 2022 regarding Primis’ equity compensation plans under which our equity securities are authorized for issuance:

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted average	equity compensation plans
	to be issued upon exercise	exercise price of	(excluding securities reflected
	of outstanding options	outstanding options	in column A)
Plan category	A	B	C
Equity compensation plans approved by security holders	203,300	$11.41	333,032
Equity compensation plans not approved by security holders	—	—	—
Total	203,300	$11.41	333,032

Issuer Purchases of Equity Securities

None.

Dividends

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2022. There are a number of restrictions on our ability to pay dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Primis or by Primis to shareholders. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.

Performance Graph

The following chart compares the cumulative total shareholder return on Primis common stock during the five years ended December 31, 2022, with the cumulative total return of the Russell 2000 Index and the NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on December 31, 2017 in Primis common stock, the Russell 2000 Index and the NASDAQ Bank Index. The historical stock price performance for Primis common stock shown on the graph below is not necessarily indicative of future stock performance.

Total Return Performance
Primis Financial Corp.
Russell 2000 Index
NASDAQ Bank Index
Index Value
200
150
100
50
43100
43465
43830
44196
44561
44926

	2017	2018	2019	2020	2021	2022
Primis Financial Corp.	100.00	84.09	106.48	81.85	104.47	84.77
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
NASDAQ Bank Index	100.00	83.60	137.18	87.20	137.31	115.65

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7 of our Annual Report on Form 10-K generally discusses year-to-year comparisons between the years ended December 31, 2022 and 2021. Discussions of comparisons between 2021 and 2020 are not included in this Form10-K but can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form10-K for the year ended December 31, 2021.

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

Allowance for credit losses

Accounting policies related to the allowance for credit losses on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326, which is deducted from the amortized cost basis of loans to present the net amount expected to be collected.

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

Goodwill

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of December 31, 2022 and 2021, the balance of goodwill was $104.6 million and $101.9 million, respectively. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

In January 2017, the FASB issued ASU No. 2017-04, which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on Step one of the previous accounting guidance’s two-step impairment test under ASC Topic 350. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The new standard eliminates the requirement to calculate a goodwill impairment charge using Step two which involved calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The standard does not change the guidance on completing Step one of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before proceeding to the quantitative step of determining whether the reporting unit’s carrying amount exceeds it fair value.

For our assessment of goodwill as of September 30, 2022, our annual test date, we performed a step one quantitative assessment to determine if the fair value of all our Bank reporting unit was less than its carrying amount. We concluded that the fair value of all our Bank reporting unit exceeded their carrying amounts and no impairment was present based on management’s assessment. No impairment was indicated in 2022, 2021 or 2020. We determined that for Primis Mortgage, we did not need a quantitative assessment and performed a qualitative assessment. No impairment was indicated for 2022 for the Primis Mortgage segment.

We will continue to monitor the impact of current economic conditions and other events on the Company’s business, operating results, cash flows and financial condition. If the current economic conditions and other events were to deteriorate and our stock price falls below current levels, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

OVERVIEW

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. At December 31, 2022, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has administrative offices in Tysons Corner, Virginia and Glen Allen, Virginia and an operations center in Atlee, Virginia.

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

FINANCIAL HIGHLIGHTS

●	Net income for the year ended December 31, 2022 totaled $17.7 million, or $0.72 per basic and per diluted share, compared to $31.2 million, or $1.28 per basic and $1.27 per diluted share for the year ended December 31, 2021.
●	Total assets as of December 31, 2022 were $3.57 billion, an increase of 4.8% compared to December 31, 2021.
●	Total loans, excluding Paycheck Protection Program (PPP) balances as of December 31, 2022, were $2.94 billion, an increase of $681.6 million, or 30.1%, from December 31, 2021.

●	Total deposits were $2.72 billion at December 31, 2022, a decrease of 1.5% compared to December 31, 2021.
●	Non-time deposits decreased to $2.26 billion at December 31, 2022, a decrease of $145.3 million compared to December 31, 2021.
●	Non-interest bearing demand deposits increased to $582.6 million, or 21.4% of total deposits, at December 31, 2022. Time deposits also increased to 17.1% of total deposits at December 31, 2022.
●	Cost of deposits increased to 0.49% for the year ended December 31, 2022, compared to 0.48% for the year ended December 31, 2021.
●	Return on average assets from continuing operations totaled 0.53% for the year ended December 31, 2022, compared to 0.93% for the year ended December 31, 2021.
●	Net interest margin increased to 3.39% for the year ended December 31, 2022, compared to 3.01% for the year ended December 31, 2021.
●	Provision for credit losses were $11.3 million for the year ended December 31, 2022, compared to recovery of credit losses of $5.8 million for the year ended December 31, 2021.
●	Allowance for credit losses to total loans (excluding PPP balances) were 1.17% at December 31, 2022, compared to 1.29% at December 31, 2021.
●	Book value per share of $15.98 at December 31, 2022, representing a decrease of $0.78 from December 31, 2021 after $0.40 in dividends paid over the last twelve months.

RESULTS OF OPERATIONS

Net Income

Net income from continuing operations for the year ended December 31, 2022 was $17.7 million, or $0.72 per basic and per diluted share, compared to $31.0 million, or $1.27 basic and $1.26 diluted earnings per share, for the year ended December 31, 2021. The 42.8% decrease in the net income during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by higher noninterest expenses from an increase in employee compensation and benefits expense in the current year. The decrease in net income was also attributable to provision for credit losses in 2022 compared to a recovery of credit losses in 2021 primarily as a result of robust loan growth.

Net income from discontinued operations for the year ended December 31, 2022 was zero, or zero basic and diluted earnings per share, compared to net income from discontinued operation for the year ended December 31, 2021 of $0.23 million, or $0.01 basic and diluted earnings per share. The net income from discontinued operation for the year ended December 31, 2021 was related to the closing of the STM transaction in 2021, as discussed in Note 1 - Organization and significant accounting policies.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $104.5 million for the year ended December 31, 2022, compared to $94.2 million for the year ended December 31, 2021. Primis’ net interest margin for the year ended December 31, 2022 was 3.39%, compared to 3.01% for the year ended December 31, 2021. Net interest margin was impacted heavily by the origination of PPP loans in 2021. Net PPP fee income recognized was $0.3 million for the year ended December 31, 2022 versus $11.7 million for the year ended December 31, 2021. Total income on interest-earning assets was $126.1 million and $113.2 million for the years ended December 31, 2022 and 2021, respectively. The yield on average interest-earning assets was 4.09% and 3.62% for the years ended December 31, 2022 and 2021, respectively. The increase was primarily driven by market conditions. The cost of average interest-bearing deposits increased 4 basis points to 0.64% for the year ended December 31, 2022, compared to 0.60% cost on average interest-bearing deposits for the year ended December 31, 2021. Interest and fees on loans totaled $117.9 million and $107.0 million for the years ended December 31, 2022 and 2021, respectively. The accretion of the discount on loans acquired in the acquisitions contributed $0.9 million to net interest income during the year ended December 31, 2022, compared to $2.0 million during the year ended December 31, 2021. The decrease in accretion was due to slowdown in the volume of acquired loan prepayments and payoffs. Average loans during the year ended December 31, 2022 were $2.61 billion compared to $2.34 billion during the year ended December 31, 2021. The Company’s loan growth over the past year and the improved asset mix has been the driver of positive movements in both margins and net interest income.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$12,722	$705	5.54%	$-	$-	-%	$-	$-	-%
Loans, net of deferred fees (1) (2)	2,592,801	117,162	4.52%	2,342,802	107,021	4.57%	2,400,896	$111,647	4.65%
Investment securities	278,162	5,964	2.14%	224,505	4,440	1.98%	217,932	4,730	2.17%
Other earning assets	200,828	2,243	1.12%	560,994	1,782	0.32%	114,275	1,402	1.23%
Total earning assets	3,084,513	126,074	4.09%	3,128,301	113,243	3.62%	2,733,103	117,779	4.31%
Allowance for credit losses	(30,236)			(33,088)			(20,638)
Investments in mortgage company - held for sale	—			11,974			12,168
Total non-earning assets	264,333			261,791			261,505
Total assets	$3,318,610			$3,368,978			$2,986,138

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$698,907	$2,303	0.33%	$860,482	$4,010	0.47%	$481,470	$3,505	0.73%
Money market accounts	807,330	6,357	0.79%	726,059	4,246	0.58%	508,260	4,188	0.82%
Savings accounts	224,682	737	0.33%	208,202	618	0.30%	167,567	490	0.29%
Time deposits	350,720	3,884	1.11%	405,670	4,238	1.04%	645,123	12,149	1.88%
Total interest-bearing deposits	2,081,639	13,281	0.64%	2,200,413	13,112	0.60%	1,802,420	20,332	1.13%
Borrowings	193,050	8,306	4.30%	218,955	5,928	2.71%	358,087	5,807	1.62%
Total interest-bearing liabilities	2,274,689	21,587	0.95%	2,419,368	19,040	0.79%	2,160,507	26,139	1.21%
Noninterest-bearing liabilities:
Demand deposits	614,285			522,683			416,249
Other liabilities	23,825			22,358			24,693
Total liabilities	2,912,799			2,964,409			2,601,449
Stockholders' equity	405,811			404,569			384,689
Total liabilities and stockholders' equity	$3,318,610			$3,368,978			$2,986,138
Net interest income		$104,487			$94,203			$91,640
Interest rate spread			3.14%			2.97%			3.10%
Net interest margin			3.39%			3.01%			3.35%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended			Year Ended
	December 31, 2022 vs. 2021			December 31, 2021 vs. 2020
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change

	(in thousands)
Interest-earning assets:
Loans held for sale	$705	$—	$705	$—	$—	$—
Loans, net of deferred fees	11,298	(1,157)	10,141	(2,725)	(1,901)	(4,626)
Investment securities	1,186	338	1,524	105	(395)	(290)
Other earning assets	(150)	611	461	471	(91)	380

Total interest-earning assets	13,039	(208)	12,831	(2,149)	(2,387)	(4,536)

Interest-bearing liabilities:
NOW and other demand accounts	(641)	(1,066)	(1,707)	943	(438)	505
Money market accounts	456	1,655	2,111	152	(94)	58
Savings accounts	54	65	119	111	17	128
Time deposits	(676)	322	(354)	(3,591)	(4,320)	(7,911)
Total interest-bearing deposits	(807)	976	169	(2,385)	(4,835)	(7,220)
Borrowings	(587)	2,965	2,378	(193)	314	121
Total interest-bearing liabilities	(1,394)	3,941	2,547	(2,578)	(4,521)	(7,099)

Change in net interest income	$14,433	$(4,149)	$10,284	$429	$2,134	$2,563

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

For the year ended December 31, 2022, the Company recorded a provision for credit losses of $11.3 million, compared to a recovery for credit losses for the year ended December 31, 2021 of $5.8 million, primarily as a result of robust loan growth. The provision for credit losses for the year ended December 31, 2020 was $19.5 million. We had charge-offs totaling $8.1 million during 2022, $2.5 million during 2021 and $2.3 million during 2020. There were recoveries totaling $2.2 million during 2022, $1.1 million during 2021 and $0.69 million during 2020.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following tables present the major categories of noninterest income for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended
	December 31,
(dollars in thousands)	2022	2021	Change
Account maintenance and deposit service fees	$5,745	$7,309	$(1,564)
Income from bank-owned life insurance	1,994	1,687	307
Mortgage banking income	5,054	—	5,054
Gain on debt extinguishment	—	573	(573)
Gain on sale of other investments	4,144	—	4,144
Credit enhancement income	3,042	—	3,042
Other noninterest income	1,349	1,566	(217)
Total noninterest income	$21,328	$11,135	$10,193

Noninterest income increased 91.5% to $21.3 million for the year ended December 31, 2022, compared to $11.1 million for the year ended December 31, 2021. The increase in noninterest income was primarily driven by a $5.1 million increase in mortgage banking income in the current year associated with the Primis Mortgage acquisition in the second quarter of 2022, a $4.1 million gain on sale of other investments, and $3.0 million of credit enhancement income related to third party loan originations. These increases were offset by a decrease of $1.6 million from the previous year period in income on account maintenance and deposit service fees primarily due to a reduction in income from new debit card contracts driven by lower fees and $0.6 million gain on debt extinguishment in 2021.

Noninterest Expense

The following tables present the major categories of noninterest expense for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended
	December 31,
(dollars in thousands)	2022	2021	Change
Salaries and benefits	$49,005	$36,741	$12,264
Occupancy expenses	5,628	5,956	(328)
Furniture and equipment expenses	5,231	3,622	1,609
Amortization of core deposit intangible	1,325	1,364	(39)
Virginia franchise tax expense	3,254	2,899	355
Data processing expense	6,013	3,850	2,163
Marketing expense	3,067	1,726	1,341
Telephone and communication expense	1,433	1,790	(357)
Net (gain) loss on other real estate owned	72	87	(15)
Net loss on bank premises and equipment	684	—	684
Professional fees	4,787	5,467	(680)
Credit enhancement costs	1,369	—	1,369
Other operating expenses	10,400	7,898	2,502
Total noninterest expenses	$92,268	$71,400	$20,868

Noninterest expenses were $92.3 million during the year ended December 31, 2022, compared to $71.4 million during the year ended December 31, 2021. The 29.2% increase in noninterest expenses was primarily attributable to a $12.3 million increase in employee compensation driven by increased head count at the Bank, Primis Mortgage and Panacea and higher benefits expense mainly related to branch closures and consolidations in 2022. The increase in noninterest expense during the year ended December 31, 2022 was also driven by a $2.2 million increase in data processing expense in 2022 driven by higher technology expenses in the current year. Other notable drivers of the increase in the current year include

$1.3 million of higher marketing and advertising costs tied to the digital bank launch and V1BE adoption campaigns and $1.4 million of credit enhancement costs related to third party loan originations. Occupancy and furniture and equipment expenses increased $1.3 million during the year ended December 31, 2022 compared to year ended December 31, 2021. Professional fees decreased $0.7 million in 2022 compared to 2021 due to increased consulting fees and legal expenses in 2021 largely related to the STM transaction and from increased recruiter fees for management and Life Premium hires.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $3.57 billion as of December 31, 2022 and $3.40 billion as of December 31, 2021. Total cash and cash equivalents were $77.9 million as of December 31, 2022 and $530.2 million as of December 31, 2021. Investment securities decreased from $294.3 million as of December 31, 2021 to $249.8 million as of December 31, 2022. Total loans increased 26.0%, from $2.34 billion at December 31, 2021 to $2.95 billion at December 31, 2022. Excluding PPP loans, loans outstanding increased $681 million, or 30.1%, since December 31, 2021. Total deposits were $2.72 billion at December 31, 2022, compared to $2.76 billion at December 31, 2021 and total equity was $394.4 million and $411.9 million at December 31, 2022 and December 31, 2021, respectively.

Stockholder’s equity balances decreased $27.0 million from December 31, 2021 to December 31, 2022 as a result of unrealized mark-to-market adjustments on the Company’s available-for-sale securities portfolio due to dramatic increases in market interest rates during 2022. The Company expects to hold these securities until maturity or recovery of the value and does not anticipate realizing any losses on the investments.

Loans

Total loans were $2.95 billion and $2.34 billion at December 31, 2022 and 2021, respectively. PPP loans totaled $4.6 million and $77.0 million at December 31, 2022 and 2021, respectively. Excluding PPP loans, loans outstanding increased $681.6 million, or 30.1%, since December 31, 2021.

As of December 31, 2022 and 2021, majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The following table summarizes the composition of our loans, net of unearned income, at December 31 for the years indicated (in thousands):

	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$459,866	15.6%	$387,703	16.6%
Commercial real estate - non-owner occupied	579,733	19.7%	588,000	25.1%
Secured by farmland	7,116	0.2%	8,612	0.4%
Construction and land development	148,690	5.0%	121,444	5.2%
Residential 1-4 family	609,694	20.7%	547,560	23.4%
Multi- family residential	140,321	4.8%	164,071	7.0%
Home equity lines of credit	65,152	2.2%	73,846	3.2%
Total real estate loans	2,010,572	68.2%	1,891,236	80.8%

Commercial loans	521,794	17.7%	301,980	12.9%
Paycheck protection program loans	4,564	0.2%	77,319	3.3%
Consumer loans	405,278	13.7%	60,996	2.6%
Total Non-PCD loans	2,942,208	99.8%	2,331,531	99.6%
PCD loans	6,628	0.2%	8,455	0.4%
Total loans	$2,948,836	100.0%	$2,339,986	100.0%

The following table sets forth the contractual maturity ranges of our loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2022 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$34,800	$117,967	$17,465	$98,737	$117,744	$2,358	$70,795	$459,866
Commercial real estate - non-owner occupied	31,041	182,609	21,779	60,703	57,280	1,403	224,918	579,733
Secured by farmland	2,474	1,633	40	435	1,162	—	1,372	7,116
Construction and land development	107,310	25,633	9,815	36	3,543	689	1,664	148,690
Residential 1-4 family	16,761	57,501	5,105	29,512	52,879	76,171	371,765	609,694
Multi- family residential	7,208	60,057	18,776	7,186	19,168	—	27,926	140,321
Home equity lines of credit	8,766	1,226	12,608	—	6,606	—	35,946	65,152
Total real estate loans	208,360	446,626	85,588	196,609	258,382	80,621	734,386	2,010,572
Commercial loans	158,759	93,072	81,054	146,303	38,594	1,144	2,868	521,794
Paycheck protection program loans	1,285	3,066	—	213	—	—	—	4,564
Consumer loans	2,014	203,095	50,924	87,213	59,485	2,542	5	405,278
Total Non-PCD loans	370,418	745,859	217,566	430,338	356,461	84,307	737,259	2,942,208
PCD loans	3,176	1,370	12	—	1,524	403	143	6,628
Total loans	$373,594	$747,229	$217,578	$430,338	$357,985	$84,710	$737,402	$2,948,836

Asset Quality; Past Due Loans and Nonperforming Assets

Asset quality remained good during 2022, despite an increase in classified balances, which was largely due to a downgrade of one secured relationship, recognizing anticipated loss in the fourth quarter of 2022. While the impact of COVID-19 subsided, the residual effect of COVID-19 and its variants, as well as new risks emerging from geopolitical conflict, inflation and the threat of recession continue to cause economic instability and uncertainty in evaluating the impact on our asset quality. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

Our loan portfolio losses and delinquencies have been primarily limited by our underwriting standards and portfolio management practices. Whether losses and delinquencies in our portfolio will increase significantly depends upon the value of the real estate securing the loans and economic factors, such as the overall economy in our market area, rising interest rates, historically high inflation, global supply chain issues and potential recession.

Calculated reserves (prior to qualitative adjustments) increased at the end of December 31, 2022 compared to December 31, 2021, primarily due to a growth in unguaranteed loan balances, coupled with worsened economic forecasts, specifically in the House Price Index and Gross State Product factors. At December 31, 2022, the qualitative reserve decreased $2.5 million from the qualitative reserve applied at December 31, 2021. This decrease in qualitative reserves observed in 2022 is attributed to adjustments to the qualitative reserve framework’s thresholds and key risk indicators as part of the annual model refresh.

The following table presents a comparison of nonperforming assets as of December 31, for the years indicated (in thousands):

	December 31,	December 31,
	2022	2021
Nonaccrual loans	$35,484	$15,029
Loans past due 90 days and accruing interest	3,361	283
Total nonperforming loans	38,845	15,312
Other real estate owned	—	1,163
Total nonperforming assets	$38,845	$16,475

Troubled debt restructurings	$3,599	$3,401
SBA guaranteed amounts included in nonperforming loans	$3,969	$1,388

Allowance for credit losses to total loans	1.17%	1.24%
Allowance for credit losses to nonaccrual loans	97.35%	193.66%
Allowance for credit losses to nonperforming loans	88.93%	190.09%
Nonaccrual to total loans	1.20%	0.64%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.98%	0.44%

OREO at December 31, 2022 was zero, compared to $1.2 million at December 31, 2021. The decrease was primarily driven by sale of properties and write-downs on OREO during 2022.

Nonaccrual loans were $35.5 million (excluding $0.6 million of loans fully covered by SBA guarantees) at December 31, 2022, compared to 15.0 million (excluding $1.1 million of loans fully covered by SBA guarantees) at December 31, 2021, an increase of 136.1%. These increases were driven largely by one relationship that was criticized in the second quarter of 2022 and was subsequently downgraded further in the third quarter of 2022 and placed on nonaccrual. The primary businesses in the relationship are multiple assisted living facilities. Management has a receiver appointed by the court ahead of an anticipated foreclosure and aggressively valued the properties for that sale. Provisions associated with this single borrower in the fourth quarter of 2022 were approximately $5.0 million. The ratio of nonperforming assets (excluding the SBA guaranteed loans) to total assets was 0.98% and 0.44% at December 31, 2022 and 2021, respectively.

At December 31, 2022, our total substandard loans was $41.0 million. Included in the total substandard loans were SBA guarantees of $0.8 million. Special mention loans totaled $32.3 million at December 31, 2022.

As of December 31, 2022, there were eighteen TDR loans in the amount of $3.6 million. There have been no defaults of TDRs modified during the past twelve months.

We identify potential problem loans based on loan portfolio credit quality. We define our potential problem loans as our substandard loans less total nonperforming loans noted above. At December 31, 2022, our potential problem loans totaled $2.2 million.

Allowance for Credit Losses

We are very focused on the asset quality of our loan portfolio, both before and after a loan is made. We have established underwriting standards that we believe are effective in maintaining high credit quality in our loan portfolio. We have experienced loan officers who take personal responsibility for the loans they originate, a skilled underwriting team and highly qualified credit officers that review each loan application carefully. We have designed a credit matrix, which requires dual authority to approve any credit over $2.5 million. We have two specialty Executive Credit Officers with extensive industry experience in medical practice and life premium credit financing with authority up to $4.0 million and joint authority with the Chief Credit Officer up to $10.0 million. All credit exposures over $10.0 million are reviewed and approved by Executive Loan Committee consisting of all named Credit Officers with concurrence from the Chief Executive Officer on any credit in excess of $25.0 million. Loans in excess of 60% of the Bank’s legal lending limit are approved by the full Board of Directors or two outside directors.

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

Loan Review

Our loan review program is administrated by the Chief Risk Officer and the Loan Review Manager who reports the results directly to the Audit Committee of the Board of Directors. In 2022, the Loan Review Program performed reviews on loan balances totaling $894.8 million or 56.0% of the commercial loan portfolio outstanding as of December 31, 2021. Internal loan review performed reviews on loans totaling 17.9%, and an independent third party consultant performed reviews on 38.1% of this portfolio and $94.9 million in unfunded commitments.

Primis Bank’s 2023 Loan Review Program was approved by the Audit Committee on January 26, 2023. The Program’s annual goal is to have an overall review penetration rate of at least 50% of the Commercial Loan Portfolio outstanding as of December 31, 2022. The Program incorporates a robust risk-based approach review of the Bank’s Loan Portfolio that will include process, targeted portfolio and full-scope loan reviews. The Program’s review goal remains well within regulatory standards and industry best practices. In accordance with Credit Policy, the Bank’s Loan Review Program will utilize and incorporate both internal and 3rd party external resources in a complementary fashion to achieve the objectives of the Program.

The following table sets forth the allowance for credit losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated (in thousands):

	As of December 31,
	2022		2021
		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by
	for Credit	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans
Commercial real estate - owner occupied	$5,558	15.6%	$4,562	16.6%
Commercial real estate - non-owner occupied	7,147	19.7%	9,028	25.1%
Secured by farmland	25	0.2%	56	0.4%
Construction and land development	1,373	5.0%	998	5.2%
Residential 1-4 family	4,091	20.7%	3,588	23.4%
Multi- family residential	2,201	4.8%	3,280	7.0%
Home equity lines of credit	329	2.2%	437	3.2%
Commercial loans	7,853	17.7%	4,088	12.9%
Paycheck Protection Program loans	—	0.2%	—	3.3%
Consumer loans	3,895	13.7%	787	2.6%
PCD loans	2,072	0.2%	2,281	0.4%
Total	34,544	100.0%	29,105	100.0%
Allowance for acquired loans	—		—
Total allocated allowance	34,544		29,105
Unallocated allowance	—		—
Total	$34,544		$29,105

The following table presents an analysis of the allowance for credit losses for the periods indicated (in thousands):

	For the Years Ended December 31,
	2022	2021
Balance, beginning of period	$29,105	$36,345
Provision charged to operations:
Adoption of ASC 326	—	—
Total provisions (recovery)	11,271	(5,801)
Recoveries credited to allowance:
Commercial real estate - non-owner occupied	502	—
Residential 1-4 family	59	11
Home equity lines of credit	3	2
Commercial loans	1,638	1,005
Consumer loans	35	39
Total recoveries	2,237	1,057
Loans charged off:
Commercial real estate - owner occupied	14	176
Commercial real estate - non-owner occupied	5,027	—
Residential 1-4 family	—	469
Home equity lines of credit	14	—
Commercial loans	1,040	1,706
Consumer loans	1,974	145
Total loans charged-off	8,069	2,496
Net charge-offs	5,832	1,439
Balance, end of period	$34,544	$29,105

Net charge-offs to average loans, net of unearned income	0.22%	0.07%

We believe that the allowance for credit losses at December 31, 2022 is sufficient to absorb probable incurred credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio.

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

Net charge-offs were $5.8 million for the year ended December 31, 2022, up from $1.4 million for the year ended December 31, 2021. Increase in net charge-offs were primarily related to an impaired relationship in the fourth quarter of 2022.

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

CLOs are actively managed securitization vehicles formed for the purpose of acquiring and managing a diversified portfolio of senior secured corporate bank loans, otherwise known as “broadly syndicated loans”. The loan portfolio is transferred to bankruptcy-remote special-purpose vehicle, which finances the acquisition through the issuance of various classes of debt and equity securities with varying levels of senior claim on the underlying loan portfolio. CLOs must be rated AA or better at the time of purchase.

We classify our investment securities as either held-to-maturity or available-for-sale. Debt investment securities that Primis has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investment securities classified as available-for-sale are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Investment securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Investment securities totaling $13.5 million were in the held-to-maturity portfolio at December 31, 2022, compared to $22.9 million at December 31, 2021. Investment securities totaling $236.3 million were in the available-for-sale portfolio at December 31, 2022, compared to $271.3 million at December 31, 2021. During 2022 and 2021, $37.4 million and $160.5 million, respectively, of available-for-sale investment securities were purchased. No held-to-maturity investments were purchased in 2022 or 2021. No investment securities were sold during 2022 or 2021.

Investment securities in our portfolio as of December 31, 2022 were as follows:

●	agency commercial mortgage-backed securities in the amount of $113.4 million;
●	corporate bonds in the amount of $14.8 million;
●	collateralized loan obligations of $4.9 million;
●	residential government-sponsored collateralized mortgage obligations in the amount of $26.9 million;
●	callable agency securities in the amount of $14.6 million;
●	commercial mortgage-backed securities in the amount of $37.4 million;
●	SBA loan pool securities in the amount of $5.98 million; and
●	municipal bonds in the amount of $36.8 million (fair value of $31.9 million) with a taxable equivalent yield of 2.56%

For additional information regarding investment securities refer to “Item 8. Financial Statements and Supplementary Data, Note 3-Investment Securities.”

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available-for-sale investment securities are reported at fair value, and held-to-maturity investment securities are reported at amortized cost (in thousands).

	December 31,	December 31,
	2022	2021
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$102,881	$122,610
Obligations of states and political subdivisions	29,178	31,231
Corporate securities	14,828	13,685
Collateralized loan obligations	4,876	5,010
Residential government-sponsored collateralized mortgage obligations	26,595	19,807
Government-sponsored agency securities	14,616	17,488
Agency commercial mortgage-backed securities	37,417	52,667
SBA pool securities	5,924	8,834
Total	$236,315	$271,332

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$10,522	$13,616
Obligations of states and political subdivisions	2,721	3,805
Residential government-sponsored collateralized mortgage obligations	277	519
Government-sponsored agency securities	—	5,000
Total	$13,520	$22,940

The following table sets forth the amortized cost, fair value, and weighted average yield of our investment securities by contractual maturity at December 31, 2022. Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost. Yields on tax-exempt securities have been computed on a tax-equivalent basis. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Investment Securities Available-for-Sale
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due after one year through five years	$3,152	$3,038	2.98%
Due after five years through ten years	15,200	12,809	2.16%
Due after ten years	15,751	13,331	2.12%
	34,103	29,178	2.21%
Collateralized loan obligations
Due after ten years	5,022	4,876	5.87%

Corporate securities
Due after five years through ten years	14,000	13,100	4.50%
Due after ten years	2,000	1,728	4.50%
	16,000	14,828	4.50%
Government-sponsored agency securities
Due less than one year	1,500	1,484	0.02%
Due after one year through five years	6,865	6,062	1.31%
Due after five years through ten years	4,866	3,743	1.80%
Due after ten years	4,488	3,327	2.09%
	17,719	14,616	1.70%
Residential government-sponsored mortgage-backed securities
Due after one year through five years	4,138	3,966	2.49%
Due after five years through ten years	20,117	17,236	1.56%
Due after ten years	95,116	81,679	1.86%
	119,371	102,881	1.84%
Residential government-sponsored collateralized mortgage obligations
Due after one year through five years	435	418	0.03%
Due after five years through ten years	3,626	3,481	2.76%
Due after ten years	24,582	22,696	2.99%
	28,643	26,595	2.96%
Agency commercial mortgage-backed securities
Due less than one year	6,357	6,308	1.97%
Due after one year through five years	7,045	6,723	2.46%
Due after five years through ten years	21,846	18,431	1.49%
Due after ten years	6,932	5,955	1.46%
	42,180	37,417	1.72%
SBA pool securities
Due after one year through five years	618	580	2.68%
Due after five years through ten years	1,422	1,426	5.38%
Due after ten years	3,958	3,918	5.20%
	5,998	5,924	4.99%
	$269,036	$236,315	2.28%

	Investment Securities Held-to-Maturity
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due after one year through five years	$867	$865	2.62%
Due after five years through ten years	1,519	1,477	2.63%
Due after ten years	335	336	6.70%
	2,721	2,678	3.13%
Residential government-sponsored mortgage-backed securities
Due after one year through five years	639	611	2.12%
Due after five years through ten years	686	649	2.83%
Due after ten years	9,197	8,255	2.39%
	10,522	9,515	2.40%
Residential government-sponsored collateralized mortgage obligations
Due after ten years	277	256	2.22%
	277	256	2.22%
	$13,520	$12,449	2.54%

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

Total deposits decreased 1.5% to $2.72 billion at December 31, 2022 from $2.76 billion at December 31, 2021. Noninterest-bearing demand deposits increased from $530.3 million as of December 31, 2021 to $582.6 million as of December 31, 2022. Time deposits increased from $360.6 million to $465.1 million and savings accounts increased from $222.9 million to $245.7 million over the same period.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2022 and 2021:

	2022		2021
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

	(in thousands)
Noninterest-bearing demand deposits	$614,285		$522,683
Interest-bearing deposits:
Savings accounts	224,682	0.33%	208,202	0.30%
Money market accounts	807,330	0.79%	726,059	0.58%
NOW and other demand accounts	698,907	0.33%	860,482	0.47%
Time deposits	350,720	1.11%	405,670	1.04%
Total interest-bearing deposits	2,081,639	0.64%	2,200,413	0.60%
Total deposits	$2,695,924		$2,723,096

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

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2022 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$41,151	$44,163	$80,824	$83,736	$249,874

We use borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with our FHLB stock and other collateral acceptable to the FHLB. At December 31, 2022 and 2021, total FHLB borrowings were $325.0 million and $100.0 million, respectively. At December 31, 2022, we had $437.7 million of unused and available FHLB lines of credit.

Other borrowings can consist of FHLB convertible advances, FHLB overnight advances, other FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at December 31, 2022 and 2021 was $6.4 million and $10.0 million, respectively.

Other borrowings consist of the following (in thousands):

	December 31,
	2022	2021
FHLB convertible advances maturing 3/1/2030	$—	$100,000
Short-term FHLB advances maturing 6/27/2019	50,000	—
Short-term FHLB advances maturing 6/18/2019	100,000	—
Short-term FHLB advances maturing 6/12/2019	50,000	—
Short-term FHLB advances maturing 6/11/2019	125,000	—
Total FHLB advances	325,000	100,000
Securities sold under agreements to repurchase	6,445	9,962
Total	$331,445	$109,962

Weighted average interest rate at year end	4.19%	0.36%

For the periods ended December 31, 2022 and 2021:
Average outstanding balance	$97,795	$114,580
Average interest rate during the year	2.72%	0.39%

Maximum month-end outstanding balance	$331,445	$116,445

Junior Subordinated Debt and Senior Subordinated Notes

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650.0 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures. At December 31, 2022 and 2021, there was $10.3 million outstanding, net of approximately $0.6 million of debt issuance costs. These securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of December 31, 2022 and 2021, the interest rate was 7.69% and 3.17%, respectively. The dividends paid to holders of these securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At December 31, 2022, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. These notes initially bore interest at 5.875% per annum until January 31, 2022; interest is currently payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At December 31, 2022, 80% of these notes qualified as Tier 2 capital.

In 2017, the Company assumed a Senior Subordinated Note Purchase Agreement, dated April 22, 2015, entered into with certain institutional accredited investors, pursuant to which $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 was sold to the investors. On February 1, 2021, the Company redeemed all of these notes.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. These notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month Term SOFR, plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. At December 31, 2022, all of these notes qualified as Tier 2 capital.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of December 31, 2022 and 2021. All changes are within our Asset/Liability Risk Management Policy guidelines.

	Sensitivity of Economic Value of Equity
	As of December 31, 2022
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$481,135	$(63,410)	(11.64)%	14.12%	116.81%
Up 300	496,136	(48,409)	(8.89)%	14.56%	120.46%
Up 200	510,807	(33,738)	(6.20)%	14.99%	124.02%
Up 100	534,163	(10,382)	(1.91)%	15.68%	129.69%
Base	544,545	—	—%	15.98%	132.21%
Down 100	539,297	(5,248)	(0.96)%	15.83%	130.94%
Down 200	513,948	(30,597)	(5.62)%	15.08%	124.78%

	Sensitivity of Economic Value of Equity
	As of December 31, 2021
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$419,520	$10,937	2.68%	12.31%	101.85%
Up 300	419,238	10,655	2.61%	12.30%	101.79%
Up 200	417,156	8,573	2.10%	12.24%	101.28%
Up 100	418,107	9,524	2.33%	12.27%	101.51%
Base	408,583	—	—%	11.99%	99.20%
Down 100	341,573	(67,010)	(16.40)%	10.02%	82.93%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2022 and 2021 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines at December 31, 2022 and 2021.

	Sensitivity of Net Interest Income
	As of December 31, 2022
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$108,514	$(12,447)
Up 300	111,127	(9,834)
Up 200	113,730	(7,231)
Up 100	117,811	(3,150)
Base	120,961	—
Down 100	122,070	1,109
Down 200	120,687	(1,383)

	Sensitivity of Net Interest Income
	As of December 31, 2021
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$88,531	$2,341
Up 300	87,863	1,673
Up 200	87,127	937
Up 100	86,713	523
Base	86,190	—
Down 100	82,670	(3,520)

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

At December 31, 2022, we had $540.6 million of unfunded lines of credit and undisbursed construction loan funds. The amount of certificate of deposit accounts maturing in less than one year was $338.4 million as of December 31, 2022. Management anticipates that funding requirements for these commitments can be met from the normal sources of funds.

As of December 31, 2022, Primis was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2022, Primis has no material commitments or long-term debt for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2022, that Primis meets all capital adequacy requirements to which it is subject.

See “Item 1. Business, Supervision and Regulation—Capital Requirements” for more information.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	December 31,	December 31,
	Purposes	Well Capitalized (1)	2022	2021
Primis Financial Corp.
Leverage ratio	4.00%	n/a	9.68%	9.41%
Common equity tier 1 capital ratio	4.50%	n/a	10.30%	13.09%
Tier 1 risk-based capital ratio	6.00%	n/a	10.63%	13.52%
Total risk-based capital ratio	8.00%	n/a	14.57%	18.52%

Primis Bank
Leverage ratio	4.00%	5.00%	11.39%	11.14%
Common equity tier 1 capital ratio	7.00%	6.50%	12.64%	16.18%
Tier 1 risk-based capital ratio	8.50%	8.00%	12.64%	16.18%
Total risk-based capital ratio	10.50%	10.00%	13.84%	17.43%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 5.84% at December 31, 2022, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well capitalized under the regulatory framework for prompt corrective action.

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

Off-Balance Sheet Arrangements

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $10.7 million and $13.1 million as of December 31, 2022 and 2021, respectively.

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

At December 31, 2022 and 2021, we had unfunded lines of credit and undisbursed construction loan funds totaling $540.6 million and $411.0 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

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

To the Shareholders and the Board of Directors

Primis Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Primis Financial Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Southern Trust Mortgage, LLC (“STM”) for the year ended December 31, 2020. STM, an affiliate of the Company as of December 31, 2020, was accounted for as an equity method investment. The Company’s consolidated financial statements for the year ended December 31, 2020 reported income from discontinued operations $8.4 million, or approximately 36% of the Company’s net income.  STM’s financial statements were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to the amounts included for STM for the year ended December 31, 2020, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

The Company’s allowance for credit losses (ACL) on loans held for investment was $34.5 million as of December 31, 2022. The determination of the ACL has been identified by the Company as a critical accounting policy. The ACL is measured on a collective basis when similar loan risk characteristics exist, and by individually evaluating loans that do not share similar risk characteristics. As further described in Notes 1 and 4 to the consolidated financial statements, the Company measures the ACL using a combination of probability of default (PD), probability of attrition (PA), loss given default (LGD), and exposure at default (EAD), calculated based on the application of historical loss experience, and adjusted for a reasonable and supportable forecast. Estimates are qualitatively adjusted for risk factors that are not considered within the quantitative modeling process. Estimating an appropriate allowance requires management to make numerous assumptions about losses that will occur over the remaining contractual life of loans recorded as of the balance sheet date. The most significant judgments in the ACL as of December 31, 2022 included the determination of a reasonable and supportable forecast and the impact of qualitative factors.

We identified the Company’s estimate of the ACL as a critical audit matter. The principal considerations for that determination were the degree of subjectivity and judgment required to audit management’s identification of reasonable and supportable forecasts and the identification and measurement of the qualitative factors.

The primary procedures we performed to address this critical audit matter included the following:

●	We evaluated the design and tested the operating effectiveness of controls relating to management’s determination of the ACL, including controls over:
o	Completeness and accuracy of inputs into the model used to determine the ACL;
o	The determination of a reasonable and supportable forecast, and;
o	The determination of qualitative factors.
●	We evaluated management’s application of and changes to qualitative adjustments, including testing the accuracy of the supporting calculations, evaluating whether the qualitative factors appropriately addressed risks that were not fully accounted for in the quantitative ACL component of the methodology, and evaluating the appropriateness and level of the qualitative factor adjustments.
●	We evaluated management’s determination of a reasonable and supportable forecast, including testing the application of the forecast in quantitative ACL calculation. We also utilized our internal valuation specialists to assist us in testing the application of the forecast to the ACL calculation.
●	We tested the mathematical accuracy of the ACL, including the mathematical application of the qualitative adjustments on the loan segments.

Goodwill Impairment Assessment

The Company has recorded goodwill of $104.6 million as of December 31, 2022. The determination of the annual goodwill impairment assessment has been identified by the Company as a critical accounting policy. As further described in Notes 1 and 8 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, occurring as of September 30th every year, or more frequently if events or circumstances warrant. The Company engaged a third-party valuation specialist in performing its quantitative impairment analysis, which included a combination of valuation approaches to determine the fair value of the Bank reporting unit. These valuation approaches required certain assumptions such as the discount rate, economic conditions impacting interest and growth rates, the control premium, and a relative weighting given to the fair value derived by each of the valuation approaches used.

We identified the Company’s quantitative goodwill impairment assessment for the Bank reporting unit, as of September 30, as a critical audit matter. The principal considerations for that determination were the degree of subjectivity and judgment required to audit management’s goodwill impairment assessment. Specifically, evaluating the valuation approaches selected and key assumptions used by management in performing its assessment, such as the selection of comparable publicly-traded companies and control premium utilized in the valuation approaches.

The primary procedures we performed to address this critical audit matter included the following:

●	We evaluated the design and tested the operating effectiveness of controls related to management’s goodwill impairment assessment including controls over management’s review of the quantitative analysis performed on the Bank reporting unit, including the key assumptions used to determine the fair value of the Bank reporting unit.
●	We tested key financial data used within the valuation approaches by agreeing key inputs to internal and external sources.
●	We evaluated, with the assistance of our internal valuation specialists, appropriateness of valuation approaches selected by management, the selection of a control premium and of comparable publicly-traded companies, and the overall reasonableness of the estimated fair value of the Bank reporting unit.

/s/ FORVIS, LLP (Formerly, Dixon Hughes Goodman LLP)

We have served as the Company’s auditor since 2013.

Greenville, North Carolina

March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Primis Financial Corp.

Opinion on the Internal Control over Financial Reporting

We have audited Primis Financial Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the years in the three-year period ended December 31, 2022, and our report dated March 15, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

As described in management’s report on internal control over financial reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022, has excluded Primis Mortgage Company (“Primis Mortgage,” formerly named SeaTrust Mortgage Company) acquired on May 31, 2022. We have also excluded Primis Mortgage from the scope of our audit of internal control over financial reporting. Primis Mortgage represented one percent of consolidated total assets as of December 31, 2022 and four percent of consolidated revenues for the year then ended.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP (Formerly, Dixon Hughes Goodman LLP)

Greenville, North Carolina

March 15, 2023

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

/s/ Richey, May & Co., LLP.

We have served as Southern Trust Mortgage, LLC’s auditor since 2014.

Englewood, Colorado
March 12, 2021

PRIMIS FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$6,868	$8,380
Interest-bearing deposits in other financial institutions	70,991	521,787
Total cash and cash equivalents	77,859	530,167

Securities available-for-sale, at fair value	236,315	271,332

Securities held-to-maturity, at amortized cost (fair value of $12,449 and $23,364, respectively)	13,520	22,940

Loans held for sale, at fair value	27,626	—

Loans held for investment	2,948,836	2,339,986
Less: allowance for credit losses	(34,544)	(29,105)
Net loans	2,914,292	2,310,881

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	25,815	15,521
Bank premises and equipment, net	25,257	30,410
Assets held for sale	3,115	—
Operating lease right-of-use assets	5,335	5,866
Goodwill	104,609	101,954
Intangible assets, net	3,254	4,462
Bank-owned life insurance	67,201	66,724
Other real estate owned	—	1,163
Deferred tax assets, net	18,289	9,571
Other assets	49,050	36,362
Total assets	$3,571,537	$3,407,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$582,556	$530,282
Interest-bearing deposits:
NOW accounts	617,687	849,738
Money market accounts	811,365	799,759
Savings accounts	245,713	222,862
Time deposits	465,057	360,575
Total interest-bearing deposits	2,139,822	2,232,934
Total deposits	2,722,378	2,763,216

Securities sold under agreements to repurchase - short term	6,445	9,962
FHLB advances	325,000	100,000
Junior subordinated debt - long term	9,781	9,731
Senior subordinated notes - long term	85,531	85,297
Operating lease liabilities	5,767	6,498
Other liabilities	22,232	20,768
Total liabilities	3,177,134	2,995,472

Commitments and contingencies (See Note 15)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,680,097 and 24,574,619 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	246	245
Additional paid in capital	312,722	311,127
Retained earnings	107,285	99,397
Accumulated other comprehensive income (loss)	(25,850)	1,112
Total stockholders' equity	394,403	411,881
Total liabilities and stockholders' equity	$3,571,537	$3,407,353

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Interest and dividend income:
Interest and fees on loans	$117,867	$107,021	$111,647
Interest and dividends on taxable securities	5,552	3,977	4,244
Interest and dividends on tax exempt securities	412	463	486
Interest and dividends on other earning assets	2,243	1,782	1,402
Total interest and dividend income	126,074	113,243	117,779
Interest expense:
Interest on deposits	13,281	13,112	20,332
Interest on other borrowings	8,306	5,928	5,807
Total interest expense	21,587	19,040	26,139
Net interest income	104,487	94,203	91,640
Provision for (recovery of) credit losses	11,271	(5,801)	19,450
Net interest income after provision for (recovery of) credit losses	93,216	100,004	72,190
Noninterest income:
Account maintenance and deposit service fees	5,745	7,309	6,520
Income from bank-owned life insurance	1,994	1,687	1,559
Gain on debt extinguishment	—	573	—
Mortgage banking income	5,054	—	—
Gain on sale of other investment	4,144	—	—
Credit enhancement income	3,042	—	—
Realized losses on sales of investment securities	—	—	(620)
Other noninterest income	1,349	1,566	7,203
Total noninterest income	21,328	11,135	14,662
Noninterest expenses:
Salaries and benefits	49,005	36,741	36,675
Occupancy expenses	5,628	5,956	6,142
Furniture and equipment expenses	5,231	3,622	2,725
Amortization of intangible assets	1,325	1,364	1,364
Virginia franchise tax expense	3,254	2,899	2,457
Data processing expense	6,013	3,850	3,178
Marketing expense	3,067	1,726	1,770
Telephone and communication expense	1,433	1,790	1,497
Net loss on other real estate owned	72	87	960
Loss on bank premises and equipment and assets held for sale	684	—	—
Professional fees	4,787	5,467	4,726
Credit enhancement costs	1,369	—	—
Other operating expenses	10,400	7,898	6,246
Total noninterest expenses	92,268	71,400	67,740
Income from continuing operations before income taxes	22,276	39,739	19,112
Income tax expense	4,535	8,721	4,228
Income from continuing operations	17,741	31,018	14,884
Income from discontinued operation before income taxes	—	294	10,789
Income tax expense	—	64	2,386
Income from discontinued operation	—	230	8,403
Net income	$17,741	$31,248	$23,287
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	$(34,129)	$(3,193)	$2,789
Reclassification of loss on sales of investment securities	—	—	620
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	—	151	12
Net unrealized gain (loss)	(34,129)	(3,042)	3,421
Tax (benefit) expense	(7,167)	(669)	719
Other comprehensive income (loss)	(26,962)	(2,373)	2,702
Comprehensive income (loss)	$(9,221)	$28,875	$25,989
Earnings per share from continuing operations, basic	$0.72	$1.27	$0.61
Earnings per share from discontinued operation, basic	$0.00	$0.01	$0.35
Earnings per share from continuing operations, diluted	$0.72	$1.26	$0.61
Earnings per share from discontinued operation, diluted	$0.00	$0.01	$0.35

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2019	24,181,534	$241	$306,755	$69,462	$783	$377,241
Impact of adoption of ASU 2016-13	—	—	—	(5,056)	—	(5,056)
Adjusted beginning balance	24,181,534	241	306,755	64,406	783	372,185
Net income	—	—	—	23,287	—	23,287
Changes in other comprehensive income on investment securities (net of tax expense, $719)	—	—	—	—	2,702	2,702
Dividends on common stock ($0.40 per share)	—	—	—	(9,737)	—	(9,737)
Issuances of common stock	93,250	—	—	—	—	—
Shares retired to unallocated	(8,672)	—	—	—	—	—
Stock Option exercises	—	1	708	—	—	709
Restricted stock granted	102,500	—	—	—	—	—
Vesting of restricted stock	—	1	(1)	—	—	—
Repurchase of restricted stock	—	—	(135)	—	—	(135)
Stock-based compensation expense	—	—	1,543	—	—	1,543
Balance - December 31, 2020	24,368,612	$243	$308,870	$77,956	$3,485	$390,554
Net income	—	—	—	31,248	—	31,248
Changes in other comprehensive loss on investment securities (net of tax benefit $669)	—	—	—	—	(2,373)	(2,373)
Dividends on common stock ($0.40 per share)	—	—	—	(9,807)	—	(9,807)
Issuances of common stock	159,000	—	—	—	—	—
Shares retired to unallocated	(1,043)	—	—	—	—	—
Stock Option exercises	—	2	1,524	—	—	1,526
Restricted stock granted	55,250	—	—	—	—	—
Restricted stock forfeited	(7,200)	—	—	—	—	—
Repurchase of restricted stock	—	—	(14)	—	—	(14)
Stock-based compensation expense	—	—	747	—	—	747
Balance - December 31, 2021	24,574,619	$245	$311,127	$99,397	$1,112	$411,881
Net income	—	—	—	17,741	—	17,741
Changes in other comprehensive loss on investment securities (net of tax benefit, $7,167)	—	—	—	—	(26,962)	(26,962)
Dividends on common stock ($0.40 per share)	—	—	—	(9,853)	—	(9,853)
Issuances of common stock	60,000	—	—	—	—	—
Shares retired to unallocated	(780)	—	—	—	—	—
Stock option exercises	—	1	571	—	—	572
Restricted stock granted	1,500	—	—	—	—	—
Restricted stock forfeited	(2,400)	—	—	—	—	—
Repurchase of restricted stock	—	—	(11)	—	—	(11)
Stock-based compensation expense	—	—	395	—	—	395
Shares issued in lieu of cash bonus	47,158	—	640	—	—	640
Balance - December 31, 2022	24,680,097	$246	$312,722	$107,285	$(25,850)	$394,403

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income from continuing operations	$17,741	$31,018	$14,884
Adjustments to reconcile net income from continuing operations to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	7,433	8,040	8,194
Net amortization (accretion) of premiums and discounts	480	(1,989)	(4,346)
Provision for (recovery of) for credit losses	11,271	(5,801)	19,450
Origination of loans held for sale	(175,613)	—	—
Proceeds from sale of loans held for sale	169,189	—	—
Net gains on mortgage banking	(5,054)	—	—
Loss on bank premises and equipment and assets held for sale	684	—	—
Earnings on bank-owned life insurance	(1,542)	(1,681)	(1,559)
Gain on bank-owned life insurance death benefit	(452)	(6)	—
Stock-based compensation expense	395	747	1,543
Loss on sales of investment securities	—	—	620
Loss on other real estate owned	72	87	960
Gain on debt extinguishment	—	(573)	—
Gain on sale of other investment	(4,144)	—	—
Credit enhancement income	(3,042)	—	—
Provision (benefit) for deferred income taxes	(2,214)	6,054	(1,411)
Net increase in other assets	(1,462)	(588)	(11,942)
Net increase (decrease) in other liabilities	(637)	(7,620)	2,707
Net cash and cash equivalents provided by operating activities from continuing operations	13,105	27,688	29,100
Investing activities:
Proceeds from sales of securities held-to-maturity	—	—	1,660
Proceeds from sales of securities available-for-sale	—	—	1,910
Purchases of securities held-to-maturity	—	—	(15,197)
Purchases of securities available-for-sale	(37,361)	(160,531)	(38,938)
Proceeds from paydowns, maturities and calls of securities available-for-sale	36,960	37,878	50,068
Proceeds from paydowns, maturities and calls of securities held-to-maturity	9,338	17,652	44,738
Net (increase) decrease of FRB and FHLB stock	(10,294)	1,406	905
Net (increase) decrease in loans	(613,791)	109,375	(251,000)
Proceeds from bank-owned life insurance death benefit	586	371	—
Proceeds from sales of other real estate owned, net of improvements	1,091	2,014	2,663
Purchases of bank premises and equipment	(1,012)	(2,456)	(1,082)
Proceeds from sale of other investment	3,606	—	—
Purchases of other investments	(2,080)	—	—
Business acquisition, net of cash acquired	(4,554)	—	—
Net cash and cash equivalents (used in) provided by investing activities from continuing operations	(617,511)	5,709	(204,273)
Financing activities:
Net (decrease) increase in deposits	(40,838)	330,610	307,888
Cash dividends paid on common stock	(9,853)	(9,807)	(9,737)
Proceeds from exercised stock options	572	1,526	709
Repurchase of restricted stock	(11)	(14)	(135)
Issuance of subordinated notes, net of cost	—	—	58,600
Extinguishment of senior subordinated notes	—	(20,000)	—
Repayment of FHLB advances, long-term	(100,000)	—	—
Proceeds from short-term FHLB advances, net of repayments	325,000	—	—
Repayment of short-term borrowings acquired	(19,254)	—	(21,640)
Increase (decrease) in securities sold under agreements to repurchase	(3,518)	(6,103)	3,182
Net cash and cash equivalents provided by financing activities from continuing operations	152,098	296,212	338,867
Net change in cash and cash equivalents from continuing operations	(452,308)	329,609	163,694

Cash flows provided from discontinued operation:
Net cash and cash equivalents used in operating activities	—	(373)	(2,593)
Net cash and cash equivalents provided by investing activities	—	4,746	3,156
Net change in cash and cash equivalents from discontinued operation	—	4,373	563
Net change in cash and cash equivalents	(452,308)	333,982	164,257
Cash and cash equivalents at beginning of period	530,167	196,185	31,928
Cash and cash equivalents at end of period	$77,859	$530,167	$196,185
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$20,190	$20,234	$27,988
Income taxes	$3,046	$6,151	$7,693
Supplemental schedule of noncash investing and financing activities:
Bank premises transferred to held for sale	$3,667	$—	$—
Shares issued in lieu of cash bonus	$640	$—	$—
Proceeds from sale of other investment included in other assets	$538	$—	$—
Proceeds from bank-owned life insurance death benefit included in other assets	$931	$—	$—
Transfer from loans to other real estate owned	$—	$186	$477
Notes receivable from discontinued operation, included in loans	$—	$8,500	$—
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$21,947	$—	$—
Other intangible assets acquired	2,790	—	—
Fair value of liabilities assumed	(20,183)	—	—
Total merger consideration, net of $2,446 of cash acquired	$4,554	$—	$—

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

At December 31, 2022, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has administrative offices in Tysons Corner, Virginia and Glen Allen, Virginia and an operations center in Atlee, Virginia.

In 2022, Primis successfully launched its new digital bank platform that includes an all-new mobile banking application that provides quick and seamless banking experience all from within the app.

Also in the fourth quarter of 2021, Primis launched its new V1BE service, a bank delivery app for on-demand ordering of branch services. V1BE brings in-branch banking services right to the customer’s doorstep, including cash delivery/withdrawals, cash pick-up/deposits, check deposits, change orders, cashier checks, and the instant issue of replacement debit cards. In 2021, V1BE was piloted in the Richmond market but now covers the majority of our footprint including the greater Washington, D.C. region. With V1BE, Primis is able to support any market and grow customer relationships without the need for a large branch presence.

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

We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company has investments in VIE’s for which we are not the primary beneficiary and, as such, their accounts are not included in our consolidated financial statements.

On April 28, 2022, Primis Bank entered into a definitive agreement to acquire 100% of the issued and outstanding capital stock of SeaTrust Mortgage Company (“SeaTrust”), a North Carolina corporation. On May 31, 2022, Primis Bank completed the acquisition (the “Acquisition”) of 100% of the outstanding capital stock of SeaTrust from Community First Bank, Inc. (the “Seller”) pursuant to the Stock Purchase Agreement, dated as of April 28, 2022 (the “Purchase Agreement”) by and among the Bank, Seller, and SeaTrust. As a result, SeaTrust became a wholly owned subsidiary of Primis Bank on May 31, 2022. Following the closing of the Acquisition, on June 1, 2022, the Bank changed the name of SeaTrust to Primis Mortgage Company (“Primis Mortgage”). At the time of acquisition, Primis Mortgage originated mortgages primarily in

North and South Carolina, Florida and Tennessee from eight offices but has since expanded its ability to originate mortgages to the majority of the U.S. Pursuant to the Purchase Agreement, the Bank paid an aggregate purchase price of $7.0 million in cash to Seller at closing and assumed $19.3 million of SeaTrust’s indebtedness under certain warehouse lending facilities.

Discontinued Operation

Primis Bank had an interest in one mortgage company, Southern Trust Mortgage, LLC (“STM”). Prior to December 31, 2021, Primis Bank owned 43.28% and 100% of STM’s common and preferred stock, respectively, and STM was considered an unconsolidated affiliate of the Company. On September 23, 2021, Primis Bank entered into an agreement with STM, whereby STM agreed to purchase all of the Bank's common membership interests and a portion of the Bank's preferred interests in STM for a combination of $1.6 million in cash and the assumption of a promissory note in the amount of $8.5 million. The transaction closed on December 31, 2021. Upon closing, STM continued to be a borrower of the Bank, but the Bank is no longer a minority owner of STM and STM is no longer considered an affiliate of the Company. The Company still holds 100% of STM’s preferred stock at December 31, 2022 but no longer has a position on STM’s board of directors and STM no longer represents a reportable operating segment of the Company.

Operating Segments

The Company, through its Bank subsidiary, provides a broad range of financial services. While the Company’s chief operating decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Management has determined that the Company has two reportable operating segments: Primis Mortgage and Primis Bank, as discussed in Note 18 – Segment Information.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include: the determination of the allowance for credit losses, fair value of investment securities, credit impairment of investment securities, mortgage banking derivatives, credit enhancement, valuation of goodwill and deferred tax assets.

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

Non-marketable Equity Securities

Primis’ investment in STM’s preferred stock and other investments are considered to be non-marketable equity securities that do not have a readily determinable fair value. Equity securities with no recurring market value data available are reviewed periodically and any observable market value change is adjusted through net income. Primis evaluates these non-marketable equity securities for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income.

Other investments include stock acquired for regulatory purposes. The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also required to own FRB stock with a par value equal to 6% of capital and FHLB stock of 4.25% of borrowings outstanding. FHLB and FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of the par value. Both cash and stock dividends are reported as income.

Loans Held for Sale

Loans held for sale are originated and held until sold to permanent investors. The Company has elected to carry these loans at fair value on a recurring basis in accordance with the fair value option under FASB ASC 825, Financial Instruments.  The fair value is determined by utilizing quoted prices from dealers in such securities. Gains and losses on loan sales are recorded in mortgage banking income and direct loan origination costs are included in noninterest expense in the consolidated statements of income and comprehensive income (loss).

Loans

Primis purchases mortgage loans from mortgage loans originators, including the Bank’s wholly-owned subsidiary Primis Mortgage Company. Primis also provides commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans secured by real estate throughout its market area. The ability of Primis’ debtors to honor their contracts is in varying degrees dependent upon the real estate market conditions and general economic conditions in this area.

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

Commercial loans consist of borrowings for commercial purposes to individuals, corporations, partnerships, sole proprietorships, and other business enterprises. Commercial loans are generally secured by business assets such as equipment, accounts receivable, inventory, or any other asset excluding real estate and generally made to finance capital expenditures or operations. Primis’ risk exposure is related to deterioration in the value of collateral securing the loan should foreclosure become necessary. Generally, business assets used or produced in operations do not maintain their value upon foreclosure which may require Primis to write-down the value significantly to sell. Commercial loans also include Life Premium Finance loans. These loans are utilized to pay the annual premiums due on the whole or universal life policy. The Life Premium Finance loans are fully secured by the cash value of the policy and personal liquid assets of the borrower or guarantor.

Residential real estate loans consist of loans to individuals for the purchase of primary residences with repayment primarily through wage or other income sources of the individual borrower. Primis’ loss exposure to these loans is dependent on local market conditions for residential properties as loan amounts are determined, in part, by the fair value of the property at origination.

Other consumer loans are comprised of loans to individuals both unsecured and secured and home equity loans secured by real estate (closed and open-end), with repayment dependent on individual wages and other income. Other consumer loans also include Life Premium Finance loans and Panacea consumer loans comprising of student loan refinancing and pro re nata (“PRN’) loans. PRN loans may be utilized by graduating doctors to fund costs as they move into their chosen professions. The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, may rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary. Losses in this portfolio are generally relatively low, however, due to the small individual loan size and the balance outstanding as a percentage of Primis’ entire portfolio.

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

Primis has purchased, primarily through acquisitions, individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at fair value such that there is no carryover of the seller’s allowance for credit losses. We adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 which requires the Bank to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses (“ACL”) expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

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

Allowance for Credit Losses

Allowance For Credit Losses - Held-to-Maturity Securities

The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of held-to-maturity securities to present management's best estimate of the net amount expected to be collected. Held-to-maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on held-to-maturity securities is presented in Note 3 – Investment Securities.

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

Allowance for Credit Losses – Loans

The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, which is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 4 – Loans and Allowance.

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

 The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of other expenses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 15 – Financial Instruments with Off-Balance-Sheet Risks.

Third Party Loan Originations

Primis Bank entered into a Loan Origination Agreement with a third party on July 7, 2021 under which the third party will source and service certain loans to be originated by Primis. The Bank will periodically remit payment to third party for the funding of program loans deemed originated and allocated to the Bank. The Bank will retain all interest on each originated loan such that the Bank achieves a margin equal to the lower bound of the Federal Funds Rate plus 5.00% per annum. This rate is periodically adjusted on the last day of each calendar quarter. All interest received above this amount will be paid to the third party to cover the finder’s fee, servicing cost and credit enhancement. The third party will establish and maintain at the Bank a waterfall reserve account (“the Reserve Account”) to serve as collateral for balances owed to Primis under the program.

Interest Income: Contractual interest due from the borrower is recorded under the Bank’s loan interest income.

Fees: The arrangement with third party is designed such that Primis retains all contractual interest received from the originated loans and in turn pays fees to the third party that are, in substance, designed to cover the following costs:

●	Loan originations: No deferral is necessary as the fee is not paid at the inception of the loan, but is paid over time. Consistent with other loan origination costs, the expense is recognized through loan interest income.
●	Credit enhancement: Credit enhancement is purchased on a standalone basis and the cost of the instrument is recognized over the life of the loan as noninterest expense.
●	Servicing costs: Costs paid to the third party to service loans that are held for investment are charged as noninterest expenses as they are incurred.

Allowance for Credit Losses: The credit enhancement is entered into separate and apart from the agreement with the borrower to extend credit. The Bank estimates an allowance for credit losses on these loans without consideration of the Reserve Account. The timing and amount of charge-offs do not contemplate the Reserve Account. Charge-offs are recognized through the allowance for credit losses in accordance with regulatory guidance and the Bank’s policy. Recoveries received from the borrower are recognized as recoveries, consistent with the Bank’s policy.

With respect to recoveries received from the third party under the credit enhancement, the Bank recognizes a recovery asset through noninterest income and at the same time the Bank recognizes expected credit losses, using assumptions consistent with the loss estimate and giving additional consideration to the third party’s ability and willingness to absorb credit losses and to continue to fund the Reserve Account. As recoveries are received from the third party, the recovery receivable is reduced.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from Primis, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and Primis does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. If the transfer does not satisfy the aforementioned control criteria, the transaction is recorded as a secured borrowing with the transferred loans remaining on the Company’s consolidated balance sheet and proceeds recognized as a liability.

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

Goodwill and Intangible Assets

The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our consolidated balance sheet.

The Company performs the analysis annually on September 30 of each year at the reporting unit level whereby the Company compares the estimated fair value of the reporting unit to its carrying value. In the second quarter of 2022, the Company added a second reporting unit with the acquisition of Primis Mortgage.

If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. The Company engaged a third-party valuation specialist to assist management in performing its annual goodwill impairment analysis on our Bank reporting unit. The Company also performed a qualitative analysis on our Primis Mortgage reporting unit as of December 31, 2022.

To determine the fair value of the Bank reporting unit, the Company utilizes a combination of three or four valuation approaches: the comparable transactions approach, the control premium approach, the public market peers control premium approach, and the discounted cash flow approach. The comparable transactions approach is based on pricing ratios recently paid in the sale or merger of comparable banking franchises; the control premium approach is based on the Company’s trading price, adjusted for holding company assets and an industry based control premium; the public market peers control premium approach is based on market pricing ratios of public banking companies adjusted for an industry based control premium; and the discounted cash flow approach considers the earnings and cash flows that a hypothetical acquirer could realize in an acquisition of the Bank reporting unit. Assumptions that are used as part of these calculations include: the selection of comparable publicly-traded companies and selection of market comparable acquisition transactions. In addition, other assumptions include the discount rate, economic conditions, which impact the assumptions related to interest and growth rates, the control premium associated with the reporting unit and a relative weight given to the valuations derived by the valuation methods.

Other intangible assets consist of core deposit intangible assets arising from whole-bank and branch acquisitions and other intangibles from Primis Mortgage acquisition and are amortized over their estimated useful lives, which range from 6 to 15 years.

Stock-Based Compensation

Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes option-pricing model is utilized to estimate the fair value of stock options. Compensation cost for grants of restricted shares is accounted for based on the closing price of Primis’ common stock on the date the restricted shares are awarded. Compensation cost for stock options and restricted shares is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost for restricted stock unit awards that contain performance conditions is measured based on the grant date fair value of the units, adjusted for the Company’s best estimate of the outcome of vesting conditions at the end of the performance period.

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

Cloud Computing Arrangements

Primis engaged Finxact to define, design, and develop a new cloud-based banking core. The multiple phases of the cloud computing arrangements are assessed and reviewed as the software is placed into production. Total costs paid is capitalized upon initial launch and production rollout and classified in other assets in our consolidated balance sheet. Amortization is based on the estimated life of the core infrastructure as it relates to obsolescence, technology, competition, and the nature of changes in software. Operating costs such as monthly licensing, usage, and storage are expensed as incurred in data processing expense on our consolidated statements of income and comprehensive income. As of December 31, 2022 and 2021, the Company had gross cloud computing arrangements of $11.5 million and $5.8 million, respectively, and accumulated amortization of $1.1 million and $0.1 million, respectively.

Impairment of Long-Lived Assets

Premises and equipment, core deposit intangible assets, right of use assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Mortgage Banking Derivatives and Financial Instruments

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2022 and 2021.

Restrictions on Cash

No regulatory reserve or clearing requirements with the FRB were needed at December 31, 2022 and 2021.

Consolidated Statements of Cash Flows

For purposes of reporting cash flows, Primis defines cash and cash equivalents as cash due from financial institutions, interest-bearing deposits and federal funds sold in other financial institutions with maturities less than 90 days.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to net income that would result from the assumed issuance. Potential common shares that may be issued by Primis relate solely to outstanding stock options, restricted stock awards, and restricted stock units and are determined using the treasury stock method. Performance awards cannot be dilutive until the Company’s best estimate of the outcome of vesting conditions become probable.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on investment securities available-for-sale which are also recognized as a separate component of equity.

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

Recent Accounting Pronouncements

In March 2022, Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Codification (“ASC”)  2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under FASB ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. Early adoption was permitted. The Company adopted the guidance in the first quarter of 2023 and does not believe that this standard will have a material impact on the Company’s consolidated financial statements and disclosures.

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

	Original	Adjustments	Final
(dollars in thousands)	Estimates	to Estimates	Valuation
Consideration paid:
Cash	$7,000	$—	$7,000
Value of consideration	$7,000	$—	$7,000

Assets acquired:
Cash and due from banks	$2,446	$—	$2,446
Mortgage loans held for sale	20,452	—	20,452
Premises and equipment, net	124	—	124
Leases right-of-use asset	28	—	28
Derivative assets	1,224	—	1,224
Other intangibles	—	135	135
Deferred tax asset, net	26	—	26
Other assets	93	—	93
Total assets	24,393	135	24,528

Liabilities assumed:
Short term borrowings	19,254	—	19,254
Leases liability	27	—	27
Other liabilities	902	—	902
Total liabilities	20,183	—	20,183

Net identifiable assets acquired	$4,210	$135	$4,345

Goodwill resulting from acquisition			$2,655

The table below illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2020. The unaudited combined pro forma revenue and net income combines the historical results of SeaTrust with the Company's consolidated statements of operations for the periods listed below and, while no material adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2020. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

	For the Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Total revenues	$152,370	$134,684	$137,204

Net income	$17,787	$31,829	$23,636

Included in the Company’s consolidated statements of income for the twelve months ended December 31, 2022 is $5.1 million of mortgage banking income related to Primis Mortgage since its acquisition on May 31, 2022.

The Company incurred merger expenses of $0.4 million for the year ended December 31, 2022 related to the acquisition.

3.          INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2022
Residential government-sponsored mortgage-backed securities	$119,371	$1	$(16,491)	$102,881
Obligations of states and political subdivisions	34,103	2	(4,927)	29,178
Corporate securities	16,000	—	(1,172)	14,828
Collateralized loan obligations	5,022	—	(146)	4,876
Residential government-sponsored collateralized mortgage obligations	28,643	—	(2,048)	26,595
Government-sponsored agency securities	17,719	—	(3,103)	14,616
Agency commercial mortgage-backed securities	42,180	—	(4,763)	37,417
SBA pool securities	5,998	13	(87)	5,924
Total	$269,036	$16	$(32,737)	$236,315

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2021
Residential government-sponsored mortgage-backed securities	$122,506	$740	$(636)	$122,610
Obligations of states and political subdivisions	30,728	755	(252)	31,231
Corporate securities	13,000	685	—	13,685
Collateralized loan obligations	5,026	—	(16)	5,010
Residential government-sponsored collateralized mortgage obligations	19,671	297	(161)	19,807
Government-sponsored agency securities	17,671	32	(215)	17,488
Agency commercial mortgage-backed securities	52,452	513	(298)	52,667
SBA pool securities	8,870	48	(84)	8,834
Total	$269,924	$3,070	$(1,662)	$271,332

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2022
Residential government-sponsored mortgage-backed securities	$10,522	$—	$(1,007)	$—	$9,515
Obligations of states and political subdivisions	2,721	3	(46)	—	2,678
Residential government-sponsored collateralized mortgage obligations	277	—	(21)	—	256
Total	$13,520	$3	$(1,074)	$—	$12,449

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2021
Residential government-sponsored mortgage-backed securities	$13,616	$296	$(1)	$—	$13,911
Obligations of states and political subdivisions	3,805	93	—	—	3,898
Residential government-sponsored collateralized mortgage obligations	519	13	—	—	532
Government-sponsored agency securities	5,000	23	—	—	5,023
Total	$22,940	$425	$(1)	$—	$23,364

During 2022, 2021 and 2020, $37.4 million, $160.5 million and $38.9 million, respectively, of available-for-sale investment securities were purchased. No held-to-maturity investments were purchased in 2022 and 2021. During 2020, $15.2 million of held-to-maturity investments were purchased. No investment securities were sold during 2022 and 2021. During 2020, $1.9 million and $1.7 million, respectively, of available-for-sale investment securities and held-to-maturity investment securities were sold. Realized losses on sales of investment securities of $620 thousand were recorded for the year ended December 31, 2020.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of December 31, 2022, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$1,500	$1,484	$—	—
Due in one to five years	10,018	9,100	867	865
Due in five to ten years	29,200	25,909	1,519	1,477
Due after ten years	32,126	27,005	335	336
Residential government-sponsored mortgage-backed securities	119,371	102,881	10,522	9,515
Residential government-sponsored collateralized mortgage obligations	28,643	26,595	277	256
Agency commercial mortgage-backed securities	42,180	37,417	—	—
SBA pool securities	5,998	5,924	—	—
Total	$269,036	$236,315	$13,520	$12,449

Investment securities with a carrying amount of approximately $99.4 million and $180.7 million at December 31, 2022 and 2021, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of December 31, 2022, Primis did not have any allowance for credit losses on held-to-maturity securities.

The unrealized losses related to investment securities available-for-sale identified as of December 31, 2022 or 2021, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As a result, none of the securities were deemed to require an allowance for credit losses. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of December 31, 2022 and 2021 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
December 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$23,484	$(2,268)	$79,283	$(14,223)	$102,767	$(16,491)
Obligations of states and political subdivisions	10,026	(388)	17,609	(4,539)	27,635	(4,927)
Corporate securities	14,828	(1,172)	—	—	14,828	(1,172)
Collateralized loan obligations	—	—	4,876	(146)	4,876	(146)
Residential government-sponsored collateralized mortgage obligations	22,343	(1,375)	4,252	(673)	26,595	(2,048)
Government-sponsored agency securities	1,484	(16)	13,132	(3,087)	14,616	(3,103)
Agency commercial mortgage-backed securities	13,031	(371)	24,386	(4,392)	37,417	(4,763)
SBA pool securities	529	(38)	3,243	(49)	3,772	(87)
Total	$85,725	$(5,628)	$146,781	$(27,109)	$232,506	$(32,737)

	Less than 12 months		12 Months or More		Total
December 31, 2022	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$9,457	$(1,002)	$58	$(5)	$9,515	$(1,007)
Obligations of states and political subdivisions	1,255	(46)	—	—	1,255	(46)
Residential government-sponsored collateralized mortgage obligations	75	(4)	181	(17)	256	(21)
Total	$10,787	$(1,052)	$239	$(22)	$11,026	$(1,074)

	Less than 12 months		12 Months or More		Total
December 31, 2021	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$84,123	$(636)	$—	$—	$84,123	$(636)
Obligations of states and political subdivisions	14,472	(252)	—	—	14,472	(252)
Collateralized loan obligations	5,010	(16)	—	—	5,010	(16)
Residential government-sponsored collateralized mortgage obligations	5,589	(161)	—	—	5,589	(161)
Government-sponsored agency securities	15,956	(215)	—	—	15,956	(215)
Agency commercial mortgage-backed securities	20,786	(194)	2,027	(104)	22,813	(298)
SBA pool securities	—	—	4,544	(84)	4,544	(84)
Total	$145,936	$(1,474)	$6,571	$(188)	$152,507	$(1,662)

	Less than 12 months		12 Months or More		Total
December 31, 2021	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$324	$(1)	$324	$(1)
Total	$—	$—	$324	$(1)	$324	$(1)

Changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2022, 2021 and 2020 are shown in the tables below. All amounts are net of tax (in thousands).

	Unrealized Holding
	Gains (Losses) on	Held-to-Maturity
For the year ended December 31, 2022	Available-for-Sale	Securities	Total
Beginning balance	$1,112	$—	$1,112
Current period other comprehensive income (loss)	(26,962)	—	(26,962)
Ending balance	$(25,850)	$—	$(25,850)

	Unrealized Holding
	Gains on	Held-to-Maturity
For the year ended December 31, 2021	Available-for-Sale	Securities	Total
Beginning balance	$3,636	$(151)	$3,485
Current period other comprehensive income (loss)	(2,524)	151	(2,373)
Ending balance	$1,112	$—	$1,112

	Unrealized Holding
	Gains on	Held-to-Maturity
For the year ended December 31, 2020	Available-for-Sale	Securities	Total
Beginning balance	$943	$(160)	$783
Current period other comprehensive income (loss)	2,693	9	2,702
Ending balance	$3,636	$(151)	$3,485

4.          LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Loans held for sale	$27,626	$—
Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied	$459,866	$387,703
Commercial real estate - non-owner occupied	579,733	588,000
Secured by farmland	7,116	8,612
Construction and land development	148,690	121,444
Residential 1-4 family	609,694	547,560
Multi-family residential	140,321	164,071
Home equity lines of credit	65,152	73,846
Total real estate loans	2,010,572	1,891,236

Commercial loans	521,794	301,980
Paycheck Protection Program loans	4,564	77,319
Consumer loans	405,278	60,996
Total Non-PCD loans	2,942,208	2,331,531
PCD loans	6,628	8,455
Total loans held for investment	$2,948,836	$2,339,986

The accounting policy related to the allowance for credit losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the expected losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $13.8 million and $10.8 million at December 31, 2022 and 2021, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of December 31, 2022 and 2021 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2022	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$55	$—	$—	$55	$459,811	$459,866
Commercial real estate - non-owner occupied	290	169	19,641	20,100	559,633	579,733
Secured by farmland	—	—	—	—	7,116	7,116
Construction and land development	46	—	—	46	148,644	148,690
Residential 1-4 family	2,180	410	304	2,894	606,800	609,694
Multi- family residential	—	—	—	—	140,321	140,321
Home equity lines of credit	431	96	249	776	64,376	65,152
Commercial loans	39	—	2,956	2,995	518,799	521,794
Paycheck Protection Program loans	16	15	3,360	3,391	1,173	4,564
Consumer loans	2,079	1,421	200	3,700	401,578	405,278
Total Non-PCD loans	5,136	2,111	26,710	33,957	2,908,251	2,942,208
PCD loans	—	—	1,328	1,328	5,300	6,628
Total	$5,136	$2,111	$28,038	$35,285	$2,913,551	$2,948,836

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2021	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$194	$346	$—	$540	$387,163	$387,703
Commercial real estate - non-owner occupied	—	—	—	—	588,000	588,000
Secured by farmland	791	—	—	791	7,821	8,612
Construction and land development	204	131	4,575	4,910	116,534	121,444
Residential 1-4 family	9,384	254	137	9,775	537,785	547,560
Multi- family residential	—	—	—	—	164,071	164,071
Home equity lines of credit	331	—	171	502	73,344	73,846
Commercial loans	387	—	1,246	1,633	300,347	301,980
Paycheck Protection Program loans	4,954	8,559	283	13,796	63,523	77,319
Consumer loans	193	130	2	325	60,671	60,996
Total Non-PCD loans	16,438	9,420	6,414	32,272	2,299,259	2,331,531
PCD loans	1,717	—	—	1,717	6,738	8,455
Total	$18,155	$9,420	$6,414	$33,989	$2,305,997	$2,339,986

The amortized cost, by class, of loans and leases on nonaccrual status at December 31, 2022 and 2021, were as follows (in thousands):

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
December 31, 2022	or More	Past Due	Loans (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$509	$509	$509
Commercial real estate - non-owner occupied	19,641	—	19,641	19,641
Secured by farmland	—	713	713	713
Construction and land development	—	29	29	29
Residential 1-4 family	304	8,995	9,299	9,299
Home equity lines of credit	249	301	550	550
Commercial loans	2,956	121	3,077	121
Paycheck Protection Program loans	—	4	4	4
Consumer loans	200	134	334	299
Total Non-PCD loans	23,350	10,806	34,156	31,165
PCD loans	1,328	—	1,328	1,328
Total	$24,678	$10,806	$35,484	$32,493

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
December 31, 2021	or More	Past Due	Loans (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$842	$842	$842
Secured by farmland	—	836	836	836
Construction and land development	4,575	34	4,609	4,609
Residential 1-4 family	137	411	548	548
Multi- family residential	—	4,301	4,301	4,301
Home equity lines of credit	171	253	424	424
Commercial loans	1,246	476	1,722	745
Consumer loans	2	16	18	10
Total Non-PCD loans	6,131	7,169	13,300	12,315
PCD loans	—	1,729	1,729	—
Total	$6,131	$8,898	$15,029	$12,315
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $0.6 million and $1.1 million at December 31, 2022 and 2021, respectively.
(2)	Nonaccrual loans with no credit loss allowance include SBA guaranteed amounts totaling $0.6 million and $1.1 million at December 31, 2022 and 2021, respectively.

There were $3.4 million and $0.3 million of Paycheck Protection Program (“PPP”) loans greater than 90 days past due and still accruing at December 31, 2022 and 2021, respectively.

The following table presents nonaccrual loans as of December 31, 2022 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$509	$—	$—	$509
Commercial real estate - non-owner occupied	—	—		—	13,066	6,575	—	—	19,641
Secured by farmland	—	—	—	6	—	707	—	—	713
Construction and land development	—	—	—	—	—	29	—	—	29
Residential 1-4 family	285	—	—	8,099	—	672	—	243	9,299
Multi- family residential	—	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	53	476	21	550
Commercial loans	—	—	5	—	—	1,482	1,590	—	3,077
Paycheck Protection Program loans	—	4	—	—	—	—	—	—	4
Consumer loans	46	288	—	—	—	—	—	—	334
Total non-PCD nonaccruals	331	292	5	8,105	13,066	10,027	2,066	264	34,156
PCD loans	—	—	—	—	—	1,328	—	—	1,328
Total nonaccrual loans	$331	$292	$5	$8,105	$13,066	$11,355	$2,066	$264	$35,484

Interest received on nonaccrual loans was $1.2 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

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

For the year ended December 31, 2022, there were eighteen TDR loans outstanding in the amount of $3.6 million primarily due to the economic impact of COVID-19 on certain of the Bank’s borrowers. There have been no defaults of TDRs modified during the past twelve months.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Primis had no loans classified Doubtful at December 31, 2022 or 2021.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2022 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$116,545	$58,202	$19,178	$21,985	$27,397	$202,484	$3,389	$6,740	$455,920
Special Mention	—	—	—	—	—	988	—	—	988
Substandard	—	—	—	—	—	2,958	—	—	2,958
Doubtful	—	—	—	—	—	—	—	—	—
	$116,545	$58,202	$19,178	$21,985	$27,397	$206,430	$3,389	$6,740	$459,866
Weighted average risk grade	3.25	3.45	3.38	3.27	3.43	3.50	3.52	3.96	3.42
Commercial real estate - nonowner occupied
Pass	$28,128	$126,291	$44,696	$41,631	$55,702	$228,735	$4,173	$3,065	$532,421
Special Mention	—	—	1,566	—	926	24,580	—	601	27,673
Substandard	—	—	—	—	13,066	6,573	—	—	19,639
Doubtful	—	—	—	—	—	—	—	—	—
	$28,128	$126,291	$46,262	$41,631	$69,694	$259,888	$4,173	$3,666	$579,733
Weighted average risk grade	3.36	3.16	3.82	3.95	4.01	3.82	2.87	3.33	3.68
Secured by farmland
Pass	$141	$16	$110	$—	$—	$3,425	$1,697	$85	$5,474
Special Mention	—	—	—	—	—	649	—	112	761
Substandard	—	—	—	6	—	875	—	—	881
Doubtful	—	—	—	—	—	—	—	—	—
	$141	$16	$110	$6	$—	$4,949	$1,697	$197	$7,116
Weighted average risk grade	4.00	4.00	4.00	6.00	N/A	4.20	3.98	3.70	4.13
Construction and land development
Pass	$44,253	$73,226	$847	$3,006	$6,937	$19,553	$822	$17	$148,661
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	29	—	—	29
Doubtful	—	—	—	—	—	—	—	—	—
	$44,253	$73,226	$847	$3,006	$6,937	$19,582	$822	$17	$148,690
Weighted average risk grade	3.21	3.06	3.60	3.42	3.17	3.69	3.36	4.00	3.20
Residential 1-4 family
Pass	$152,178	$157,233	$43,812	$61,268	$40,707	$138,782	$1,837	$3,437	$599,254
Special Mention	—	—	—	—	—	30	—	—	30
Substandard	285	—	—	8,099	—	1,310	—	716	10,410
Doubtful	—	—	—	—	—	—	—	—	—
	$152,463	$157,233	$43,812	$69,367	$40,707	$140,122	$1,837	$4,153	$609,694
Weighted average risk grade	3.09	3.04	3.07	3.41	3.13	3.23	3.92	3.54	3.15
Multi- family residential
Pass	$9,953	$21,927	$18,338	$7,064	$1,804	$75,370	$4,192	$676	$139,324
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	702	—	295	997
Doubtful	—	—	—	—	—	—	—	—	—
	$9,953	$21,927	$18,338	$7,064	$1,804	$76,072	$4,192	$971	$140,321
Weighted average risk grade	3.58	3.00	3.90	3.00	3.21	3.31	4.00	4.61	3.37
Home equity lines of credit
Pass	$463	$431	$52	$63	$230	$4,093	$58,312	$957	$64,601
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	54	476	21	551
Doubtful	—	—	—	—	—	—	—	—	—
	$463	$431	$52	$63	$230	$4,147	$58,788	$978	$65,152
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.94	3.05	3.89	3.12
Commercial loans
Pass	$295,459	$59,642	$7,332	$6,658	$9,228	$20,883	$100,407	$17,381	$516,990
Special Mention	—	396	64	74	—	—	519	388	1,441
Substandard	—	—	5	90	—	1,678	1,590	—	3,363
Doubtful	—	—	—	—	—	—	—	—	—
	$295,459	$60,038	$7,401	$6,822	$9,228	$22,561	$102,516	$17,769	$521,794
Weighted average risk grade	3.14	3.41	3.38	3.90	3.42	3.70	3.47	3.33	3.29
Paycheck Protection Program loans
Pass	$—	$2,119	$2,435	$—	$—	$—	$—	$—	$4,554
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	10	—	—	—	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$2,129	$2,435	$—	$—	$—	$—	$—	$4,564
Weighted average risk grade	N/A	2.02	2.00	N/A	N/A	N/A	N/A	N/A	2.01

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Consumer loans
Pass	$365,842	$29,184	$1,493	$340	$534	$4,319	$2,918	$—	$404,630
Special Mention	—	—	—	—	—	65	—	—	65
Substandard	70	513	—	—	—	—	—	—	583
Doubtful	—	—	—	—	—	—	—	—	—
	$365,912	$29,697	$1,493	$340	$534	$4,384	$2,918	$—	$405,278
Weighted average risk grade	3.24	3.74	3.99	3.98	4.00	4.02	3.81	N/A	3.30
PCD
Pass	$—	$—	$—	$—	$—	$3,692	$—	$—	$3,692
Special Mention	—	—	—	—	—	1,320	—	—	1,320
Substandard	—	—	—	—	—	1,616	—	—	1,616
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$6,628	$—	$—	$6,628
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.54	N/A	N/A	4.54
Total	$1,013,317	$529,190	$139,928	$150,284	$156,531	$744,763	$180,332	$34,491	$2,948,836
Weighted average risk grade	3.20	3.19	3.48	3.54	3.60	3.57	3.35	3.53	3.36

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2021 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$58,596	$18,411	$35,498	$28,163	$45,013	$187,461	$3,010	$6,937	$383,089
Special Mention	—	—	—	—	140	1,184	—	—	1,324
Substandard	—	—	475	—	—	2,815	—	—	3,290
Doubtful	—		—	—	—	—	—	—	—
	$58,596	$18,411	$35,973	$28,163	$45,153	$191,460	$3,010	$6,937	$387,703
Weighted average risk grade	3.43	3.42	3.47	3.43	3.55	3.53	3.29	3.96	3.51
Commercial real estate - nonowner occupied
Pass	$107,572	$55,956	19,816	$76,076	$58,883	$235,676	$3,668	$—	$557,647
Special Mention	—	—	—	—	—	12,097	—	—	12,097
Substandard	—	—	—	—	—	17,655	—	601	18,256
Doubtful	—	—	—	—	—	—	—	—	—
	$107,572	$55,956	$19,816	$76,076	$58,883	$265,428	$3,668	$601	$588,000
Weighted average risk grade	3.05	3.47	3.83	3.45	3.81	3.81	2.94	6.00	3.59
Secured by farmland
Pass	$320	$66	$—	$—	$445	$3,734	$1,955	$—	$6,520
Special Mention	—	—	—	—	852	404	—	—	1,256
Substandard	—	—	24	—	681	—	131	—	836
Doubtful	—	—	—	—	—	—	—	—	—
	$320	$66	$24	$—	$1,978	$4,138	$2,086	$—	$8,612
Weighted average risk grade	3.17	4.00	6.00	N/A	5.04	3.61	4.09	N/A	4.05
Construction and land development
Pass	$57,320	$14,003	$13,360	$7,061	$8,414	$15,664	$982	$31	$116,835
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,575	—	—	34	—	—	4,609
Doubtful	—	—	—	—	—	—	—	—	—
	$57,320	$14,003	$17,935	$7,061	$8,414	$15,698	$982	$31	$121,444
Weighted average risk grade	3.15	3.56	4.48	3.26	3.91	3.54	3.31	4.00	3.50
Residential 1-4 family
Pass	$165,106	$54,037	$81,905	$49,694	$43,173	$138,711	$1,845	$3,484	$537,955
Special Mention	—	—	8,514	—	—	—	—	—	8,514
Substandard	—	—	—	—	—	795	—	296	1,091
Doubtful	—	—	—	—	—	—	—	—	—
	$165,106	$54,037	$90,419	$49,694	$43,173	$139,506	$1,845	$3,780	$547,560
Weighted average risk grade	3.04	3.06	3.24	3.13	3.07	3.26	3.98	3.30	3.15
Multi- family residential
Pass	$37,030	$18,866	$7,228	$6,328	$36,574	$42,310	$5,031	$—	$153,367
Special Mention	—	—	—	—	—	5,326	—	—	5,326
Substandard	—	—	—	—	—	5,076	—	302	5,378
Doubtful	—	—	—	—	—	—	—	—	—
	$37,030	$18,866	$7,228	$6,328	$36,574	$52,712	$5,031	$302	$164,071
Weighted average risk grade	3.40	3.90	3.00	3.59	3.00	3.92	4.00	6.00	3.55
Home equity lines of credit
Pass	$715	$59	$75	$235	$425	$4,337	$67,157	$143	$73,146
Special Mention	—	—	—	—	—	—	276	—	276
Substandard	—	—	—	—	—	—	398	26	424
Doubtful	—	—	—	—	—	—	—	—	—
	$715	$59	$75	$235	$425	$4,337	$67,831	$169	$73,846
Weighted average risk grade	3.00	3.00	3.00	3.00	3.77	3.79	3.09	4.31	3.14
Commercial loans
Pass	$95,085	$10,415	$11,923	$10,648	$10,522	$18,284	$134,302	$5,338	$296,517
Special Mention	—	—	—	—	—	—	845	—	845
Substandard	—	9	—	1,508	—	1,938	1,163	—	4,618
Doubtful	—	—	—	—	—	—	—	—	—
	$95,085	$10,424	$11,923	$12,156	$10,522	$20,222	$136,310	$5,338	$301,980
Weighted average risk grade	3.43	3.36	3.79	3.77	2.95	3.96	3.43	3.95	3.48
Paycheck Protection Program loans
Pass	$56,087	$21,232	$—	$—	$—	$—	$—	$—	$77,319
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$56,087	$21,232	$—	$—	$—	$—	$—	$—	$77,319
Weighted average risk grade	2.00	2.00	N/A	N/A	N/A	N/A	N/A	N/A	2.00

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Consumer loans
Pass	$48,107	$2,351	$1,002	$914	$237	$5,766	$2,519	$—	$60,896
Special Mention	—	—	—	—	—	82	—	—	82
Substandard	—	—	—	7	9	2	—	—	18
Doubtful	—	—	—	—	—	—	—	—	—
	$48,107	$2,351	$1,002	$921	$246	$5,850	$2,519	$—	$60,996
Weighted average risk grade	3.55	3.99	3.99	4.02	4.07	4.01	4.00	N/A	3.65
PCD
Pass	$—	$—	$—	$—	$—	$5,145	$30	$—	$5,175
Special Mention	—	—	—	—	—	1,391	—	—	1,391
Substandard	—	—	—	—	1,717	172	—	—	1,889
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$1,717	$6,708	$30	$—	$8,455
Weighted average risk grade	N/A	N/A	N/A	N/A	6.00	4.08	3.00	N/A	4.47
Total	$625,938	$195,405	$184,395	$180,634	$207,085	$706,059	$223,312	$17,158	$2,339,986
Weighted average risk grade	3.12	3.24	3.50	3.38	3.45	3.64	3.35	3.92	3.39

Revolving loans that converted to term during 2022 and 2021were as follows (in thousands):

	For the year ended December 31, 2022	For the year ended December 31, 2021
Commercial real estate - owner occupied	$—	$298
Commercial real estate - non-owner occupied	3,065	601
Secured by farmland	198	—
Residential 1-4 family	1,492	1,706
Multi- family residential	676	302
Home equity lines of credit	832	—
Commercial loans	13,309	561
Total loans	$19,572	$3,468

The amount of foreclosed residential real estate property held at December 31, 2022 and 2021 was zero and $0.9 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $0.1 million and zero at December 31, 2022 and 2021, respectively.

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

In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. For allowance modeling purposes, our loan pools include but not limited to (i) commercial real estate - owner occupied, (ii) commercial real estate - non-owner occupied, (iii) construction and land development, (iv) commercial, (v) agricultural loans, (vi) residential 1-4 family and (vii) consumer loans. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. For each loan pool, we measure expected credit losses over the life of each loan utilizing a combination of inputs: (i) probability of default, (ii) probability of attrition, (iii) loss given default and (iv) exposure at default. Internal data is supplemented by, but not replaced by, peer data when required, primarily to determine the probability of default input. The various pool-specific inputs may be adjusted for current macroeconomic assumptions. Significant macroeconomic variables utilized in our allowance models include, among other things, (i) VA Gross Domestic Product, (ii) VA House Price Index, and (iii) VA unemployment rates.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of December 31, 2022 and 2021, calculated in accordance with the current expected credit losses (“CECL”) methodology (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$5,297	6,652	4	997	3,579	1,814	310	5,006	3,851	—	$27,510
Q-factor and other qualitative adjustments	261	495	21	376	512	387	19	654	2	—	2,727
Specific allocations	—	—	—	—	—	—	—	2,193	42	2,072	4,307
Total	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2021	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,281	$8,020	$9	$540	$3,012	$1,885	$273	$2,154	$786	$—	$20,960
Q-factor and other qualitative adjustments	281	1,008	47	458	576	1,395	164	1,276	—	—	5,205
Specific allocations	—	—	—	—	—	—	—	658	1	2,281	2,940
Total	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$29,105

As part of management’s ongoing review process and as an annual requirement, during the third quarter of 2022, the Company refreshed and recalibrated the historical loss rates, forecast assumptions, and qualitative factor framework of the CECL model. Management considered the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. Qualitative reserve adjustments were driven by key risk indicators, that management tracked on a pool-by-pool basis, which included loan-to-value, borrower debt service coverage exceptions and large concentrations. Updated peer groups were also determined in collaboration with the Company’s CECL consultant. Management included banks in Virginia, Maryland, North Carolina, and Pennsylvania that were between $2.0 billion and $10.0 billion in asset size. The peer group population was further narrowed using statistical analysis with a focus on total loans, percent of charge-offs, portfolio yields, and percent of charge-offs during recession. While the asset range and geography were unchanged from the prior iteration, changes in the Primis portfolio and the portfolios of other institutions resulted in changes to the final peer groups. The most notable changes are in the construction and land development and residential 1-4 family peer groups, each of which displays less risk than the prior year's group. Other segments' groups are mostly consistent. Generally, the updated loss drivers displayed similar default expectations as compared to the prior models.

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the years ended December 31, 2022 and 2021 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Year Ended December 31, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$29,105
Provision (recovery)	1,010	2,644	(31)	375	444	(1,079)	(97)	3,167	5,047	(209)	11,271
Charge offs	(14)	(5,027)	—	—	—	—	(14)	(1,040)	(1,974)	—	(8,069)
Recoveries	—	502	—	—	59	—	3	1,638	35	—	2,237
Ending balance	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544

Year Ended December 31, 2021
Allowance for credit losses:
Beginning balance	$6,699	$11,426	$104	$1,815	$9,579	$1,412	$901	$1,498	$517	$2,394	$36,345
Provision (recovery)	(1,961)	(2,398)	(48)	(817)	(5,533)	1,868	(466)	3,291	376	(113)	(5,801)
Charge offs	(176)	—	—	—	(469)	—	—	(1,706)	(145)	—	(2,496)
Recoveries	—	—	—	—	11	—	2	1,005	39	—	1,057
Ending balance	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$29,105

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

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Loan	Specific	Loan	Specific
	Balance (1)	Allocations	Balance (1)	Allocations
Commercial real estate - owner occupied	$2,795	$—	$3,291	$—
Commercial real estate - non-owner occupied	19,641	—	18,256	—
Secured by farmland	525	—	681	—
Construction and land development	—	—	4,575	—
Residential 1-4 family	9,636	—	541	—
Multi- family residential	996	—	5,378	—
Home equity lines of credit	21	—	—	—
Commercial loans	2,979	2,193	3,688	658
Consumer loans	259	42	7	1
Total non-PCD loans	36,852	2,235	36,417	659
PCD loans	6,628	2,072	8,455	2,281
Total loans	$43,480	$4,307	$44,872	$2,940
(1)	Includes SBA guarantees of $0.5 million and $0.7 million as of December 31, 2022 and 2021, respectively.

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

Mortgage Banking Derivative and Financial Assets and Liabilities

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

Mandatory Forward Loan Sales Commitments: Fair values for mandatory forward loan sales commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Due to the observable inputs used by Primis, best efforts mandatory loan sales commitments are classified within Level 3 of the valuation hierarchy.

To-Be-Announced Mortgage-Backed Securities Trades: Fair values for TBA’s are based on the gain or loss that would occur if the Company were to pair-off transaction at the measurement date and are classified within Level 3 of the valuation hierarchy. TBA’s are recorded at fair value on a recurring basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$102,881	$—	$102,881	$—
Obligations of states and political subdivisions	29,178	—	29,178	—
Corporate securities	14,828	—	14,828	—
Collateralized loan obligations	4,876	—	4,876	—
Residential government-sponsored collateralized mortgage obligations	26,595	—	26,595	—
Government-sponsored agency securities	14,616	—	14,616	—
Agency commercial mortgage-backed securities	37,417	—	37,417	—
SBA pool securities	5,924	—	5,924	—
	236,315	—	236,315	—
Loans held for sale	27,626	—	27,626	—
Mortgage banking financial assets	21	—	—	21
Derivative assets	1,410	—	1,386	24
Total assets	$265,372	$—	$265,327	$45

Liabilities:
Mortgage banking financial liabilities	$4	$—	$—	$4
Derivative liabilities	122	—	115	7
Total liabilities	$126	$—	$115	$11

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$122,610	$—	$122,610	$—
Obligations of states and political subdivisions	31,231	—	31,231	—
Corporate securities	13,685	—	13,685	—
Collateralized loan obligations	5,010	—	5,010	—
Residential government-sponsored collateralized mortgage obligations	19,807	—	19,807	—
Government-sponsored agency securities	17,488	—	17,488	—
Agency commercial mortgage-backed securities	52,667	—	52,667	—
SBA pool securities	8,834	—	8,834	—
Total assets	$271,332	$—	$271,332	$—

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

Other Real Estate Owned

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or evaluation less cost to sell. In some cases appraised value is net of costs to sell. Selling costs have been in the range from 5% to 10% of collateral valuation at December 31, 2022 and 2021. Fair value is classified as Level 3 in the fair value hierarchy. OREO is further evaluated quarterly for any additional impairment. At December 31, 2022 and 2021, the total amount of OREO was zero and $1.2 million, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$47,832	$—	$—	$47,832
Assets held for sale	3,115	—	—	3,115

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$44,331	$—	$—	$44,331
Other real estate owned:
Construction and land development	266	—	—	266
Residential 1-4 family	897	—	—	897

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		December 31, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$77,859	$77,859	$530,167	$530,167
Securities available-for-sale	Level 2	236,315	236,315	271,332	271,332
Securities held-to-maturity	Level 2	13,520	12,449	22,940	23,364
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	25,815	25,815	15,521	15,521
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 3	2,914,292	2,811,362	2,310,881	2,278,456
Loans held for sale	Level 2	27,626	27,626	—	—
Accrued interest receivable	Level 2	14,938	14,938	11,882	11,882
Mortgage banking financial assets	Level 3	21	21	—	—
Derivative assets	Level 2 and 3	1,410	1,410	—	—
Credit enhancement	Level 2	1,504	1,504	—	—
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,200,243	$1,200,243	$1,380,020	$1,380,020
Money market and savings accounts	Level 2	1,057,078	1,057,078	1,022,621	1,022,621
Time deposits	Level 3	465,057	462,376	360,575	362,902
Securities sold under agreements to repurchase	Level 1	6,445	6,445	9,962	9,962
FHLB advances	Level 1	325,000	325,000	100,000	100,000
Junior subordinated debt	Level 2	9,781	9,181	9,731	10,367
Senior subordinated notes	Level 2	85,531	84,347	85,297	91,141
Accrued interest payable	Level 2	3,261	3,261	1,864	1,864
Mortgage banking financial liabilities	Level 3	4	4	—	—
Derivative liabilities	Level 2 and 3	122	122	—	—

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

6.          BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Land	$7,112	$8,139
Land improvements	1,558	1,558
Building and improvements	20,475	23,792
Leasehold improvements	3,033	3,001
Furniture, fixtures, equipment and software	11,341	12,182
Construction in progress	139	12
	43,658	48,684
Less accumulated depreciation and amortization	18,401	18,274
Bank premises and equipment, net	$25,257	$30,410

    Depreciation and amortization expense related to bank premises and equipment for 2022, 2021 and 2020 was $2.5 million, $2.4 million and $2.0 million, respectively.

7. LEASES

The Company leases certain premises and equipment under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At December 31, 2022 and 2021, the Company had operating lease liabilities totaling $5.8 million and $6.5 million, respectively, and right-of-use assets totaling $5.3 million and $5.9 million, respectively, related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the year ended December 31, 2022 and 2021, our net operating lease cost was $2.3 million and $2.4 million, respectively. These net operating lease costs are reflected in occupancy expenses on our consolidated statements of income and comprehensive income (loss).

The following table presents other information related to our operating leases:

	For the Year Ended
(in thousands except for percent and period data)	December 31, 2022	December 31, 2021
Other information:
Weighted-average remaining lease term - operating leases, in years	4.9	4.4
Weighted-average discount rate - operating leases	2.9%	2.5%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	December 31, 2022
Lease payments due:
2023	$2,106
2024	1,193
2025	629
2026	571
2027	519
Thereafter	1,203
Total lease payments	6,221
Less: imputed interest	(454)
Lease liabilities	$5,767

As of December 31, 2022, the Company had two operating leases that have not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

8.          GOODWILL AND INTANGIBLE ASSETS

Goodwill

Primis has recorded $104.6 million and $101.9 million of goodwill at December 31, 2022 and 2021, respectively. Goodwill is primarily related to the acquisition of other banks before 2022 and Primis Mortgage in 2022.

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Our annual assessment occurs as of September 30th every year. For our annual 2022 assessment, we performed a step one quantitative assessment to determine if the fair value of our Bank reporting unit was less than its carrying amount. We concluded that the fair value of our Bank reporting unit exceeded its carrying amount and no impairment was present based on management’s assessment. No impairment was indicated in 2022, 2021 or 2020. We determined that for Primis Mortgage, we did not need a quantitative assessment and performed a qualitative assessment. No impairment was indicated for 2022 for the Primis Mortgage reporting unit.

Intangible Assets

Intangible assets were as follows at year end (in thousands):

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable Intangibles	$17,620	$(14,366)	$3,254

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable intangibles	$17,503	$(13,041)	$4,462

Estimated amortization expense of intangibles for the years ended December 31 were as follows (in thousands):

2023	$1,296
2024	1,292
2025	629
2026	27
2027	10
Total	$3,254

9.          DEPOSITS

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2022 and 2021 was $125.3 million and $128.0 million, respectively.

At December 31, 2022, the scheduled maturities of time deposits are as follows (in thousands):

2023	$338,326
2024	108,087
2025	7,061
2026	4,049
2027	7,534
Total	$465,057

The following table sets forth the maturities of certificates of deposit of $250 thousand and over as of December 31, 2022 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$24,971	$26,709	$32,954	$40,709	$125,343

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

10.         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at December 31, 2022 and 2021 was $6.5 million and $10.0 million, respectively.

At December 31, 2022 and 2021, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $14.2 million and $21.7 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

Other borrowings consist of the following (in thousands):

	December 31,
	2022	2021

FHLB collateral advances maturing 3/1/2030	$—	$100,000
Short-term FHLB advances maturing 1/3/2023	50,000	—
Short-term FHLB advances maturing 1/13/2023	100,000	—
Short-term FHLB advances maturing 1/23/2023	50,000	—
Short-term FHLB advances maturing 1/27/2023	125,000	—
Total FHLB advances	325,000	100,000
Securities sold under agreements to repurchase	6,445	9,962
Total	$331,445	$109,962

Weighted average interest rate at year end	4.19%	0.36%

    Our FHLB convertible advances of $100.0 million were called on March 1, 2022.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. Residential 1-4 family mortgage loans in the amount of approximately $405.2 million and $382.7 million were pledged as collateral for FHLB advances as of December 31, 2022 and 2021, respectively. HELOCs in the amount of approximately $27.4 million and $28.3 million were pledged as collateral for FHLB advances at December 31, 2022 and 2021, respectively. Commercial mortgage loans in the amount of approximately $169.6 million and $155.4 million were pledged as collateral for FHLB advances as of December 31, 2022 and 2021, respectively. Investment securities in the amount of $2.3 million and $3.5 million were pledged as collateral for FHLB advances at December 31, 2022 and 2021, respectively. At December 31, 2022, Primis Bank had available collateral to borrow an additional $437.7 million from the FHLB.

11.         JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. The trust issuer invested the total proceeds from the sale of the trust preferred securities in Floating Rate Junior Subordinated Deferrable Interest Debentures. At December 31, 2022 and 2021, there was $10.3 million outstanding, net of approximately $0.6 million of debt issuance costs. These securities pay cumulative cash distributions quarterly at a variable rate per annum, reset quarterly, equal to the three-month LIBOR plus 2.95%. As of December 31, 2022 and 2021, the interest rate was 7.69% and 3.17%, respectively. The dividends paid to holders of these securities, which are recorded as interest expense, are deductible for income tax purposes.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. At December 31, 2022, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. These notes initially bore interest at 5.875% per annum until January 31, 2022; interest is currently payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At December 31, 2022, 80% of these notes qualified as Tier 2 capital.

In 2017, the Company assumed a Senior Subordinated Note Purchase Agreement, dated April 22, 2015, entered into with certain institutional accredited investors, pursuant to which $20.0 million in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Subordinated Notes due 2025 was sold to the investors. On February 1, 2021, the Company redeemed all of these notes.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. These notes will bear interest at an initial rate of 5.40% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. From and including September 1, 2025 to, but excluding the maturity date or the date of earlier redemption (the “floating rate period”), the interest rate will reset quarterly to an annual interest rate equal to the Benchmark rate, which is expected to be three-month Term Secured Overnight Financing Rate, plus 531 basis points, for each quarterly interest period during the floating rate period, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on December 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero. At December 31, 2022, all of these notes qualified as Tier 2 capital.

At December 31, 2022 and 2021, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1.5 million and $1.7 million, respectively.

12.         INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Net deferred tax assets at December 31, 2022 and 2021 consist primarily of the following (in thousands):

	2022	2021
Deferred tax assets:
Allowance for credit losses	$7,796	$6,522
Unearned loan fees and other	1,891	1,581
Other real estate owned write-downs	38	450
Lease liability	1,246	1,407
Net unrealized loss on investment securities available for sale	6,920	—
Federal low income housing credit carryforward	485	424
Deferred compensation	1,596	1,684
Other	1,348	921
Total deferred tax assets	21,320	12,989
Deferred tax liabilities:
Right-of-use assets	1,200	1,315
Net unrealized gain on investment securities available-for-sale	—	247
Purchase accounting	917	930
Depreciation	748	926
Other	166	—
Total deferred tax liabilities	3,031	3,418
Net deferred tax assets	$18,289	$9,571

No valuation allowance was deemed necessary on deferred tax assets in 2022 or 2021. Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that Primis will generate the necessary taxable income in future periods.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2022, 2021 or 2020. Primis and its subsidiaries file a consolidated U.S. federal income tax return, and Primis files a Virginia state income tax return. Primis Bank files a Maryland and an Arkansas state income tax return. These returns are subject to examination by taxing authorities for all years after 2018.

The provision for income taxes consists of the following for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Current tax expense
Federal	$6,434	$2,504	$5,319
State	315	163	320
Total current tax expense	6,749	2,667	5,639

Deferred tax expense (benefit)
Federal	(2,178)	5,937	(1,294)
State	(36)	117	(117)
Total deferred tax expense (benefit)	(2,214)	6,054	(1,411)
Total income tax expense from continuing operations	4,535	8,721	4,228
Total income tax expense from discontinued operation	—	64	2,386
Total income tax expense	$4,535	$8,785	$6,614

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income for the years ended December 31, 2022, 2021 and 2020 due to the following (in thousands):

	2022	2021	2020
Computed expected tax expense at statutory rate	$4,678	$8,345	$4,022
Increase (decrease) in tax expense resulting from:
Remeasurement of deferred tax assets and liabilities	(148)	442	(31)
Low income housing tax credits, net of amortization	4	39	225
Income from bank-owned life insurance	(419)	(354)	(327)
State taxes, net	—	242	200
Other, net	420	7	139
Total income tax expense from continuing operations	4,535	8,721	4,228
Total income tax expense from discontinued operation	—	64	2,386
Total income tax expense	$4,535	$8,785	$6,614

   During 2021, the Company remeasured the beginning of year allowance for credit losses deferred tax asset by $0.4 million, net, to reflect an adjustment in the 2020 adoption of ASU 2016-13.

13.         EMPLOYEE BENEFITS

Primis has a 401(k) plan that allows employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by Primis. The expense for 2022, 2021 and 2020 was $1.3 million, $1.0 million and $0.8 million, respectively.

The Bank previously maintained a deferred compensation plan in the form of Supplemental Executive Retirement Plan (“SERP”) for four (4) former executives. Under the plan, the Bank pays each participant, or their beneficiary, compensation deferred plus accrued interest for a period of 15 to 17 years after their retirement or age 62 depending on the terms and conditions of each plan. A liability is accrued for the obligations under these plans.

The expense incurred for the deferred compensation plans in 2022, 2021 and 2020 was $0.3 million, $0.4 million and $1.3 million, respectively. The deferred compensation plan liability was $7.4 million and $7.8 million as of December 31, 2022 and 2021, respectively.

14.         STOCK-BASED COMPENSATION

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

A summary of stock option activity for 2022 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	283,800	$10.98	2.2	$1,153
Expired	(22,000)	10.13
Exercised	(58,500)	9.79
Options outstanding, end of period	203,300	$11.41	1.3	$102

Exercisable at end of period	203,300	$11.41	1.3	$102

Stock-based compensation expense associated with stock options was zero, zero and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for 2022 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	98,050	$14.58	3.3
Granted	1,500	13.85
Vested	(28,450)	14.52
Forfeited	(2,400)	15.38
Unvested restricted stock outstanding, end of period	68,700	$14.24	2.4

     Stock-based compensation expense for time vested restricted stock awards totaled $0.4 million, $0.7 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, unrecognized compensation expense associated with restricted stock awards was $0.7 million, which is expected to be recognized over a weighted average period of 2.4 years.

A summary of performance-based restricted stock units (the “Units”) for 2022 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	59,355	$15.00	4.0
Granted	96,105	11.83
Vested	(1,500)	15.00
Unvested Units outstanding, end of period	153,960	$13.02	3.6

During 2022 and 2021, the Company issued 96,105 and 59,355 non-transferrable Units, respectively, convertible, on a one-on-one basis, into shares of stock to eligible employees, granted pursuant to and subject to the provisions of the 2017 Plan.

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

The Company did not recognize any stock-based compensation expense associated with these Units during the years ended December 31, 2022 or 2021 because it is not probable that these Units will vest. The grant date fair value of these Units was $11.83 and $15.00 per Unit for the years ended December 31, 2022 and 2021, respectively. The maximum potential unrecognized compensation expense associated with these Units was $3.0 million and $1.3 million, at December 31, 2022 and 2021, respectively.

15.         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Financial Instruments With Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheet. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $10.7 million and $13.1 million as of December 31, 2022 and 2021, respectively.

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

Allowance For Credit Losses - Off-Balance Sheet Credit Exposures

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2022	2021
Balance as of January 1	$977	$740
Credit loss expense	439	237
Balance as of December 31,	$1,416	$977

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

We had $52.7 million of loan commitments outstanding as of December 31, 2022, all of which contractually expire within thirty years.

At December 31, 2022 and 2021, we had unfunded lines of credit and undisbursed construction loan funds totaling $540.6 million and $411.0 million, respectively. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Primis also had commitments on the subscription agreements entered into for the investments in non-marketable equity securities of $3.2 million and $3.1 million, at December 31, 2022 and 2021, respectively.

16.         EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2022, 2021 and 2020 (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2022
Basic EPS from continuing operations	$17,741	24,561	$0.72
Effect of dilutive stock options and unvested restricted stock	—	108	—
Diluted EPS from continuing operations	$17,741	24,669	$0.72

Basic EPS from discontinued operation	$—	24,561	$0.00
Effect of dilutive stock options and unvested restricted stock	—	108	—
Diluted EPS from discontinued operation	$—	24,669	$0.00

For the year ended December 31, 2021
Basic EPS from continuing operations	$31,018	24,438	$1.27
Effect of dilutive stock options and unvested restricted stock	—	163	(0.01)
Diluted EPS from continuing operations	$31,018	24,601	$1.26

Basic EPS from discontinued operation	$230	24,438	$0.01
Effect of dilutive stock options and unvested restricted stock	—	163	—
Diluted EPS from discontinued operation	$230	24,601	$0.01

For the year ended December 31, 2020
Basic EPS from continuing operations	$14,884	24,239	$0.61
Effect of dilutive stock options and unvested restricted stock	—	124	—
Diluted EPS from continuing operations	$14,884	24,363	$0.61

Basic EPS from discontinued operation	$8,403	24,239	$0.35
Effect of dilutive stock options and unvested restricted stock	—	124	—
Diluted EPS from discontinued operation	$8,403	24,363	$0.35

    The Company did not have any anti-dilutive options as of December 31, 2022 and 2021 and had 226,300 anti-dilutive options as of December 31, 2020.

17.         REGULATORY MATTERS

Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2022, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Primis Financial Corp.
Leverage ratio	$322,390	9.68%	$133,279	4.00%	n/a	n/a
Common equity tier 1 capital ratio	312,390	10.30%	136,482	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	322,390	10.63%	181,976	6.00%	n/a	n/a
Total risk-based capital ratio	441,902	14.57%	242,635	8.00%	n/a	n/a

Primis Bank
Leverage ratio	$378,659	11.39%	$137,290	4.00%	$149,830	5.00%
Common equity tier 1 capital ratio	378,659	12.64%	134,847	4.50%	194,779	6.50%
Tier 1 risk-based capital ratio	378,659	12.64%	179,796	6.00%	239,728	8.00%
Total risk-based capital ratio	414,619	13.84%	239,728	8.00%	299,660	10.00%

December 31, 2021
Primis Financial Corp.
Leverage ratio	$314,353	9.41%	$133,664	4.00%	n/a	n/a
Common equity tier 1 capital ratio	304,353	13.09%	104,598	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	314,353	13.52%	139,464	6.00%	n/a	n/a
Total risk-based capital ratio	430,421	18.52%	185,952	8.00%	n/a	n/a

Primis Bank
Leverage ratio	$372,076	11.14%	$137,890	4.00%	$114,973	5.00%
Common equity tier 1 capital ratio	372,076	16.18%	103,476	4.50%	149,465	6.50%
Tier 1 risk-based capital ratio	372,076	16.18%	137,968	6.00%	183,957	8.00%
Total risk-based capital ratio	400,836	17.43%	183,957	8.00%	229,947	10.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 5.84% at December 31, 2022, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well-capitalized under the regulatory framework for PCA.

18.         SEGMENT INFORMATION

The Company's management reporting process measures the performance of its operating segment based on internal operating structure, which is subject to change from time to time. Accordingly, the Company operates two reportable segments for management reporting purposes as discussed below:

Primis Bank. This segment specializes in providing financing services to businesses in various industries and deposit-related services to businesses, consumers and other customers. The primary source of revenue for this segment is net interest income and the origination and sale of loans.

Primis Mortgage. This segment specializes in originating mortgages in majority of the U.S. The primary source of revenue for this segment is net interest income, noninterest income and the origination of mortgage loans.

Prior to the Primis Mortgage acquisition in 2022, we operated as one reportable segment.

The following table provides financial information for the Company's segment. The information provided under the caption “Primis Bank” represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company and elimination adjustments to reconcile the results of the operating segment to the consolidated financial statements prepared in conformity with GAAP.

	As of and for the year ended December 31, 2022
	Primis Mortgage	Primis Bank	Consolidated

Interest income	$705	$125,369	$126,074
Interest expense	2	21,585	21,587
Net interest income	703	103,784	104,487
Provision for loan losses	—	11,271	11,271
Noninterest income	5,055	16,273	21,328
Noninterest expense	9,361	82,907	92,268
Income before income taxes	(3,603)	25,879	22,276
Income tax expense (benefit)	(752)	5,287	4,535
Net income (loss)	$(2,851)	$20,592	$17,741
Assets	$31,398	$3,540,139	$3,571,537

19.         PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Primis Financial Corp. follows (in thousands):

CONDENSED BALANCE SHEETS

DECEMBER 31,

	2022	2021
ASSETS
Cash	$21,276	$23,517
Loans held for investment	2,000	—
Investment in subsidiaries	460,982	479,855
Preferred investment in mortgage company	3,005	3,064
Investments in non-marketable equity securities	2,319	430
Other assets	1,637	2,681
Total assets	$491,219	$509,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Junior subordinated debt - long term	$9,781	$9,731
Senior subordinated notes - long term	85,531	85,297
Other liabilities	1,504	2,638
Total liabilities	96,816	97,666
Stockholders' equity:
Common stock	246	245
Additional paid in capital	312,722	311,127
Retained earnings	107,285	99,397
Accumulated other comprehensive income (loss)	(25,850)	1,112
Total stockholders' equity	394,403	411,881
Total liabilities and stockholders' equity	$491,219	$509,547

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2022	2021	2020
Income:
Cash dividends received from bank subsidiary	$15,000	$—	$2,500
Interest income	27	—	—
Gain on debt extinguishment	—	573	—
Other investment income	150	—	—
Total income	15,177	573	2,500
Expenses:
Interest on junior subordinated debt	536	355	426
Interest on senior subordinated notes	5,111	5,127	3,909
Other operating expenses	1,227	1,236	841
Total expenses	6,874	6,718	5,176
Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	8,303	(6,145)	(2,676)
Income tax benefit	(1,408)	(1,280)	(1,084)
Equity in undistributed net income of subsidiaries	8,030	36,113	24,879
Net income	$17,741	$31,248	$23,287

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2022	2021	2020
Operating activities:
Net income	$17,741	$31,248	$23,287
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Equity in undistributed net income of subsidiaries	(23,030)	(36,113)	(27,379)
Gain on debt extinguishment	—	(573)	—
Other, net	1,229	1,426	8,766
Net cash and cash equivalents provided by (used in) in operating activities	(4,060)	(4,012)	4,674
Investing activities:
Net (increase) decrease in loans	(2,000)	—	—
Increase in preferred investment in mortgage company	—	(3,064)	—
Increase in non-marketable equity securities investments	(1,889)	(430)	—
Dividend from subsidiaries	15,000	—	2,500
Net cash and cash equivalents provided by (used in) investing activities	11,111	(3,494)	2,500
Financing activities:
Issuance of subordinated notes, net of cost	—	—	58,600
Extinguishment of subordinated debt	—	(20,000)	—
Proceeds from exercised stock options	572	1,526	574
Repurchase of restricted stock	(11)	(14)	—
Cash dividends paid on common stock	(9,853)	(9,807)	(9,737)
Net cash and cash equivalents provided by (used in) financing activities	(9,292)	(28,295)	49,437
Net change in cash and cash equivalents	(2,241)	(35,801)	56,611
Cash and cash equivalents at beginning of period	23,517	59,318	2,707
Cash and cash equivalents at end of period	$21,276	$23,517	$59,318

20.         RELATED PARTY TRANSACTIONS

During the year, officers, directors, principal shareholders, and their affiliates (related parties) were customers of and had transactions with the Company. Loan activity to related parties is as follows (in thousands):

2022
Balance at January 1,	$40,595
Principal advances	6,641
Principal paid	(4,985)
Transfers in (out) of related party status	(14,376)
Balance at December 31,	$27,875

    Primis has also entered into deposit transactions with its related parties. The aggregate amount of these deposit accounts were $15.9 million and $22.4 million as of December 31, 2022 and 2021, respectively.

21.         VARIABLE INTEREST ENTITIES

Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in the fair value of an entity's net asset value. The primary beneficiary consolidates the VIE. The primary beneficiary is defined as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

Our involvement with VIEs includes our investments in low income housing tax credit funds and non-marketable and other equity securities.

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

Non-Marketable and Other equity investments

The Company also has a limited interest in several funds that focus on providing venture capital to new and emerging financial technology companies, which are accounted for as VIEs. Investments held by the Company in these third-party funds do not have controlling or significant variable interests.

The above investments meet the criteria of a VIE, however, the Company is not the primary beneficiary of the entities, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities and their accounts are not included in our consolidated financial statements. The Company’s investment in the unconsolidated VIEs were carried as other assets on the consolidated balance sheets.

The low income housing tax credit funds were carried at $3.4 million and $4.2 million at December 31, 2022 and 2021, respectively. Tax credits, net of amortization recognized related to these investments during the years ended December 31, 2022 and 2021 were $(4) thousand and $(39) thousand, respectively. Additional capital calls expected for the funds totaled $0.4 million at December 31, 2022 and 2021 and are accrued for in other liabilities on the consolidated balance sheets.

The non-marketable and other equity investments were carried at $4.4 million and $2.1 million at December 31, 2022 and 2021, respectively. We also make commitments on the subscription agreements entered into for the investments in non-marketable equity securities. For additional details, see Note 15 – Financial Instruments with Off-Balance-Sheet Risks.

The Company’s maximum exposure to loss from unconsolidated VIEs is the higher of the investment recorded on the Company’s consolidated balance sheets or the commitment on the investment. As of December 31, 2022 and 2021, the maximum exposure to loss for our unconsolidated VIEs was $11.0 million and $9.4 million, respectively.

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

(b) Management’s Report on Internal Control Over Financial Reporting. Management of Primis Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for Primis Financial Corp. (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). As permitted by guidance provided by the Staff of U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022, has excluded Primis Mortgage Company (“Primis Mortgage” formerly named SeaTrust Mortgage Company) acquired on May 31, 2022. Primis Mortgage represented 1 percent of consolidated total assets as of December 31, 2022 and 4 percent of consolidated revenues for the year ended December 31, 2022.  Primis Financial Corp. conducted an evaluation of the effectiveness of our internal control over Primis’ financial reporting as of December 31, 2022 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2022.

FORVIS, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting. As a result of the acquisition of Primis Mortgage, the Company is continuously working to integrate Primis Mortgage into its internal control over financial reporting process. Except for the changes in connection with this integration of Primis Mortgage, there were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions "Election of Directors,” "Continuing Directors and Executive Officers," "Corporate Governance — Committees of the Board of Directors— Audit Committee,” "Corporate Governance —  Director Nominations Process" and "Corporate Governance — Code of Ethics" in Primis Financial Corp.’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after December 31, 2022 pursuant to Regulation 14A under the Exchange Act (the "2023 Proxy Statement"), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the captions "Executive Compensation and Other Matters," "Director Compensation" and "Compensation Committee Report on Executive Compensation" in the 2023 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders" in the 2023 Proxy Statement is incorporated herein by reference in response to this item.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information under the captions "Corporate Governance — Director Independence" and "Certain Relationships and Related Party Transactions" in the 2023 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The Independent Registered Public Accounting Firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Greenville, North Carolina. The information under the caption "Fees and Services of Independent Registered Public Accounting Firm" in the 2023 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)     Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2022 and 2021

Consolidated Statements of Income and Comprehensive Income (Loss) - Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows -Years ended December 31, 2022, 2021 and 2020

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
10.4+

Form of Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-8 (Registration No. 333-166511))

10.5+

Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.9 to Primis Financial Corp.’s (formerly Southern National’s) Current Report on Form 8-K filed on June 26, 2017)

10.6+

Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) Executive Severance Plan (incorporated herein by reference to Exhibit 10.10 to Primis Financial Corp.’s (formerly Southern National’s) Current Report on Form 8-K filed on June 26, 2017)

10.7+

Form of Subordinated Note Purchase Agreement, dated January 20, 2017 (incorporated herein by reference to Exhibit 10.1 to Primis Financial Corp.’s (formerly Southern National’s) Current Report on Form 8-K filed on January 24, 2017)

10.8+

Employment Agreement, dated as of February 28, 2019, by and between George C. Sheflett and Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) (incorporated herein by reference to Exhibit 10.1 to Primis Financial Corp.’s (formerly Southern National’s) Quarterly Report on Form 10-Q filed on May 9, 2019)

10.9+

Executive Employment Agreement, dated as of April 29, 2020, by and between Stephen B. Weber and Primis Financial Corp. (formerly Southern National) (incorporated herein by reference to Exhibit 10.1 to Primis Financial Corp.’s Quarterly Report on Form 10-Q filed on May 10, 2021)

10.10+

Change in Control Severance Agreement, dated as of June 1, 2020, by and between Mike Tyler and Primis Financial Corp. (formerly Southern National) (incorporated herein by reference to Exhibit 10.2 to Primis Financial Corp.’s Quarterly Report on Form 10-Q filed on May 10, 2021)

10.11+

Executive Employment Agreement, dated as of January 10, 2021, by and between Matthew Switzer and Primis Financial Corp. (formerly Southern National) (incorporated herein by reference to Exhibit 10.3 to Primis Financial Corp.’s Quarterly Report on Form 10-Q filed on May 10, 2021)

10.12+

Executive Employment Agreement, dated as of June 16, 2021, by and between Tyler Stafford and Primis Financial Corp. (incorporated herein by reference to Exhibit 10.13 to Primis Financial Corp.’s Annual Report on Form 10-K filed on March 14, 2022)

10.13+

Executive Employment Agreement, dated as of September 13, 2021, by and between Ann-Stanton C. Gore and Primis Financial Corp. (incorporated herein by reference to Exhibit 10.14 to Primis Financial Corp.’s Annual Report on Form 10-K filed on March 14, 2022)

10.14+*	Amended and Restated Employment Agreement, dated as of December 20, 2022, by and between Dennis J. Zember, Jr. and Primis Financial Corp.
10.15

Stock Purchase Agreement dated April 28, 2022 by and among SeaTrust Mortgage Company, Community First Bank, Inc. and Primis Bank (incorporated herein by reference to Exhibit 10.1 to Primis Financial Corp.’s Current Report on Form 8-K/A filed on June 1, 2022)

21.0*	Subsidiaries of the Registrant

Exhibit No.	Description
23.1*	Consent of FORVIS, LLP
23.2*	Consent of Richey, May & Co., LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1**

Financial Statements of Southern Trust Mortgage, LLC as of and for the year ended December 31, 2021 (unaudited) and Financial Statements of Southern Trust Mortgage, LLC as of and for the year ended December 31, 2020 together with Report of Independent Registered Public Accounting Firm thereon as of and for the years ended December 31, 2020; a former mortgage affiliate of the Company.

101

The following materials from Primis Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Extensible Business Reporting Language (Inline XBRL), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	The cover page from Primis Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL.

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

Primis Financial Corp.

By:	/s/ Dennis J. Zember, Jr.	Date: March 15, 2023
Dennis J. Zember, Jr.
President and Chief Executive Officer

By:	/s/ Matthew Switzer	Date: March 15, 2023
Matthew Switzer
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2023 Signature	Title

/s/ Dennis J. Zember, Jr.	President and Chief Executive Officer, Director
Dennis J. Zember, Jr.

/s/ John F. Biagas	Director
John F. Biagas

/s/ Robert Y. Clagett	Director
Robert Y. Clagett

/s/ W. Rand Cook	Director
W. Rand Cook

/s/ Deborah Diaz	Director
Deborah Diaz

/s/ F. L. Garrett, III	Director
F. L. Garrett, III

/s/ Eric A. Johnson	Director
Eric A. Johnson

/s/ Charles A. Kabbash	Director

Charles A. Kabbash

/s/ Dr. Allen R. Jones Jr.	Director

Dr. Allen R. Jones Jr.

/s/ John M. Eggemeyer	Director

John M. Eggemeyer