Form 10-Q
period 2023-03-31
Primis Financial Corp.
filed 2023-05-10
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Yes ☐ No ☒

As of May 2, 2023, there were 24,685,064 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

March 31, 2023

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from financial institutions	$7,078	$6,868
Interest-bearing deposits in other financial institutions	600,047	70,991
Total cash and cash equivalents	607,125	77,859

Securities available-for-sale, at fair value	231,468	236,315

Securities held-to-maturity, at amortized cost (fair value of $12,230 and $12,449, respectively)	13,115	13,520

Loans held for sale, at fair value	42,011	27,626

Loans held for investment	3,043,732	2,948,836
Less: allowance for credit losses	(35,727)	(34,544)
Net loans	3,008,005	2,914,292

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	12,083	25,815
Bank premises and equipment, net	25,136	25,257
Assets held for sale	3,115	3,115
Operating lease right-of-use assets	9,352	5,335
Goodwill	104,609	104,609
Intangible assets, net	2,930	3,254
Bank-owned life insurance	67,591	67,201
Deferred tax assets, net	18,825	18,289
Other assets	60,041	49,050
Total assets	$4,205,406	$3,571,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$497,531	$582,556
Interest-bearing deposits:
NOW accounts	835,348	617,687
Money market accounts	865,115	811,365
Savings accounts	971,439	245,713
Time deposits	498,564	465,057
Total interest-bearing deposits	3,170,466	2,139,822
Total deposits	3,667,997	2,722,378

Securities sold under agreements to repurchase - short term	4,346	6,445
FHLB advances	—	325,000
Junior subordinated debt - long term	9,794	9,781
Senior subordinated notes - long term	85,588	85,531
Operating lease liabilities	9,799	5,767
Other liabilities	27,617	22,232
Total liabilities	3,805,141	3,177,134

Commitments and contingencies (See Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,685,064 and 24,680,097 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	246	246
Additional paid in capital	312,903	312,722
Retained earnings	110,591	107,285
Accumulated other comprehensive loss	(23,475)	(25,850)
Total stockholders' equity	400,265	394,403
Total liabilities and stockholders' equity	$4,205,406	$3,571,537

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Interest and dividend income:
Interest and fees on loans	$41,351	$24,749
Interest and dividends on taxable securities	1,483	1,325
Interest and dividends on tax exempt securities	101	105
Interest and dividends on other earning assets	4,224	406
Total interest and dividend income	47,159	26,585
Interest expense:
Interest on deposits	15,044	2,373
Interest on other borrowings	3,705	1,358
Total interest expense	18,749	3,731
Net interest income	28,410	22,854
Provision for credit losses	5,187	99
Net interest income after provision for credit losses	23,223	22,755

Noninterest income:
Account maintenance and deposit service fees	1,216	1,351
Income from bank-owned life insurance	420	375
Mortgage banking income	4,315	—
Gain on sale of loans	478	—
Credit enhancement income	4,886	—
Other noninterest income	217	364
Total noninterest income	11,532	2,090

Noninterest expenses:
Salaries and benefits	15,028	9,625
Occupancy expenses	1,445	1,457
Furniture and equipment expenses	1,577	1,100
Amortization of intangible assets	317	341
Virginia franchise tax expense	849	813
Data processing expense	2,251	1,490
Marketing expense	569	465
Telephone and communication expense	377	382
Net gain on other real estate owned	—	(59)
Professional fees	862	1,094
Credit enhancement costs	873	—
Other operating expenses	3,249	2,279
Total noninterest expenses	27,397	18,987
Income before income taxes	7,358	5,858
Income tax expense	1,583	1,265
Net income	$5,775	$4,593
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	$3,006	$(13,376)
Tax (benefit) expense	631	(2,809)
Other comprehensive income (loss)	2,375	(10,567)
Comprehensive income (loss)	$8,150	$(5,974)
Earnings per share, basic	$0.23	$0.19
Earnings per share, diluted	$0.23	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total
Balance December 31, 2022	24,680,097	$246	$312,722	$107,285	$(25,850)	$394,403
Net income	—	—	—	5,775	—	5,775
Changes in other comprehensive income on investment securities (net of tax expense, $631)	—	—	—	—	2,375	2,375
Dividends on common stock ($0.10 per share)	—	—	—	(2,469)	—	(2,469)
Issuances of common stock	8,000	—	—	—	—	—
Shares retired to unallocated	(1,033)	—	—	—	—	—
Stock option exercises	—	—	85	—	—	85
Restricted stock forfeited	(2,000)	—	—	—	—	—
Repurchase of restricted stock	—	—	(12)	—	—	(12)
Stock-based compensation expense	—	—	108	—	—	108
Balance - March 31, 2023	24,685,064	$246	$312,903	$110,591	$(23,475)	$400,265

	For the Three Months Ended March 31, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2021	24,574,619	$245	$311,127	$99,397	$1,112	$411,881
Net income	—	—	—	4,593	—	4,593
Changes in other comprehensive loss on investment securities (net of tax benefit, $2,809)	—	—	—	—	(10,567)	(10,567)
Dividends on common stock ($0.10 per share)	—	—	—	(2,457)	—	(2,457)
Shares retired to unallocated	(538)	—	—	—	—	—
Restricted stock granted	1,500	—	—	—	—	—
Repurchase of restricted stock	—	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	751	—	—	751
Shares issued in lieu of bonus	47,158	—	—	—	—	—
Balance - March 31, 2022	24,622,739	$245	$311,872	$101,533	$(9,455)	$404,195

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$5,775	$4,593
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,138	1,596
Net amortization (accretion) of premiums and discounts	(794)	166
Provision for credit losses	5,187	99
Origination of loans held for sale	(123,165)	—
Proceeds from sale of loans held for sale	107,749	—
Net gains on mortgage banking	(4,315)	—
Net gains on sale of loans	(478)	—
Earnings on bank-owned life insurance	(390)	(375)
Gain on bank-owned life insurance death benefit	(30)	—
Stock-based compensation expense	108	751
Gain on other real estate owned	—	(59)
Credit enhancement income	(4,886)	—
Provision (benefit) for deferred income taxes	(1,167)	—
Net (increase) decrease in other assets	(1,726)	469
Net increase (decrease) in other liabilities	4,839	(4,197)
Net cash and cash equivalents (used in) provided by operating activities	(11,155)	3,043
Investing activities:
Purchases of securities available-for-sale	—	(22,585)
Proceeds from paydowns, maturities and calls of securities available-for-sale	7,599	8,516
Proceeds from paydowns, maturities and calls of securities held-to-maturity	395	6,775
Net decrease of FRB and FHLB stock	13,732	3,594
Net (increase) decrease in loans	(97,841)	(53,248)
Proceeds from bank-owned life insurance death benefit	873	—
Proceeds from sales of other real estate owned, net of improvements	—	181
Purchases of bank premises and equipment	(461)	(47)
Net cash and cash equivalents used in investing activities	(75,703)	(56,814)
Financing activities:
Net (decrease) increase in deposits	945,619	(76,972)
Cash dividends paid on common stock	(2,469)	(2,457)
Proceeds from exercised stock options	85	—
Repurchase of restricted stock	(12)	(6)
Repayment of short-term borrowings	(325,000)	(100,000)
Increase (decrease) in securities sold under agreements to repurchase	(2,099)	1,269
Net cash and cash equivalents provided by financing activities	616,124	(178,166)
Net change in cash and cash equivalents	529,266	(231,937)
Cash and cash equivalents at beginning of period	77,859	530,167
Cash and cash equivalents at end of period	$607,125	$298,230
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$16,288	$4,259
Income taxes	$—	$5
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$4,017	$—

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1.      ACCOUNTING POLICIES

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses.

At March 31, 2023, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has administrative offices in Tysons Corner, Virginia and Glen Allen, Virginia and an operations center in Atlee, Virginia.

The accounting policies and practices of Primis and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practice within the banking industry. Major policies and practices are described below.

Principles of Consolidation

The consolidated financial statements include the accounts of Primis and its subsidiaries Primis Bank, Primis Mortgage Company and EVB Statutory Trust I (the “Trust”). Significant inter-company accounts and transactions have been eliminated in consolidation. Primis consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where Primis holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. Primis owns the Trust which is an unconsolidated subsidiary and the junior subordinated debt owed to the Trust is reported as a liability of Primis.

We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company has investments in VIE’s for which we are not the primary beneficiary and, as such, are not included in our consolidated financial statements.

On May 31, 2022, Primis Bank completed the acquisition (the “Acquisition”) of 100% of the outstanding capital stock of SeaTrust Mortgage Company (“SeaTrust”), a North Carolina corporation from Community First Bank, Inc. (the “Seller”) pursuant to the Stock Purchase Agreement, dated as of April 28, 2022 (the “Purchase Agreement”) by and among the Bank, Seller, and SeaTrust. As a result, SeaTrust became a wholly owned subsidiary of Primis Bank on May 31, 2022. Following the closing of the Acquisition, on June 1, 2022, the Bank changed the name of SeaTrust to Primis Mortgage Company (“Primis Mortgage”). Pursuant to the Purchase Agreement, the Bank paid an aggregate purchase price of $7.0 million in cash to Seller at closing and assumed $19.3 million of SeaTrust’s indebtedness under certain warehouse lending facilities.

The table below illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2022. The unaudited combined pro forma revenue and net income combines the historical results of SeaTrust with the Company's consolidated statements of operations for the periods listed below and, while no material adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2022. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

	For the Three Months Ended March 31,
(dollars in thousands)	2023	2022
Total revenues	$58,691	$30,810

Net income	$5,775	$4,450

Operating Segments

The Company, through its Bank subsidiary, provides a broad range of financial services. While the Company’s chief operating decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Management has determined that the Company has two reportable operating segments: Primis Mortgage and Primis Bank, as discussed in Note 10 – Segment Information.

Basis of Presentation

The unaudited consolidated financial statements and notes thereto have been prepared in accordance with U.S. GAAP for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Primis’ Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include: the determination of the allowance for credit losses, the fair value of investment securities, credit impairment of investment securities, the valuation of goodwill and deferred tax assets. Management monitors and continually reassess these at each reporting period.

Recent Accounting Pronouncements

In March 2022, Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Codification (“ASC”)  2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under FASB ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The Company adopted the guidance in the first quarter of 2023, which did not have a material impact on the Company’s consolidated financial statements and disclosures.

2.      INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
March 31, 2023
Residential government-sponsored mortgage-backed securities	$116,844	$—	$(14,927)	$101,917
Obligations of states and political subdivisions	34,026	21	(4,047)	30,000
Corporate securities	16,000	—	(1,922)	14,078
Collateralized loan obligations	5,021	—	(130)	4,891
Residential government-sponsored collateralized mortgage obligations	27,388	26	(1,779)	25,635
Government-sponsored agency securities	17,731	—	(2,631)	15,100
Agency commercial mortgage-backed securities	38,871	—	(4,274)	34,597
SBA pool securities	5,302	11	(63)	5,250
Total	$261,183	$58	$(29,773)	$231,468

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2022
Residential government-sponsored mortgage-backed securities	$119,371	$1	$(16,491)	$102,881
Obligations of states and political subdivisions	34,103	2	(4,927)	29,178
Corporate securities	16,000	—	(1,172)	14,828
Collateralized loan obligations	5,022	—	(146)	4,876
Residential government-sponsored collateralized mortgage obligations	28,643	—	(2,048)	26,595
Government-sponsored agency securities	17,719	—	(3,103)	14,616
Agency commercial mortgage-backed securities	42,180	—	(4,763)	37,417
SBA pool securities	5,998	13	(87)	5,924
Total	$269,036	$16	$(32,737)	$236,315

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
March 31, 2023
Residential government-sponsored mortgage-backed securities	$10,146	$—	$(841)	$—	$9,305
Obligations of states and political subdivisions	2,722	4	(32)	—	2,694
Residential government-sponsored collateralized mortgage obligations	247	—	(16)	—	231
Total	$13,115	$4	$(889)	$—	$12,230

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2022
Residential government-sponsored mortgage-backed securities	$10,522	$—	$(1,007)	$—	$9,515
Obligations of states and political subdivisions	2,721	3	(46)	—	2,678
Residential government-sponsored collateralized mortgage obligations	277	—	(21)	—	256
Total	$13,520	$3	$(1,074)	$—	$12,449

No available-for-sale investment securities were purchased during the three months ended March 31, 2023. During the three months ended March 31, 2022, $22.6 million of available-for-sale investment securities were purchased. No held-

to-maturity investments were purchased during the three months ended March 31, 2023 and 2022. No investment securities were sold during the three months ended March 31, 2023 and 2022.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2023, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$1,500	$1,493	$—	$—
Due in one to five years	10,021	9,258	868	868
Due in five to ten years	29,178	25,747	1,519	1,491
Due after ten years	32,079	27,571	335	335
Residential government-sponsored mortgage-backed securities	116,844	101,917	10,146	9,305
Residential government-sponsored collateralized mortgage obligations	27,388	25,635	247	231
Agency commercial mortgage-backed securities	38,871	34,597	—	—
SBA pool securities	5,302	5,250	—	—
Total	$261,183	$231,468	$13,115	$12,230

Investment securities with a carrying amount of approximately $97.9 million and $99.4 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of March 31, 2023, Primis had an immaterial allowance for credit losses on held-to-maturity securities.

The unrealized losses related to investment securities available-for-sale identified as of March 31, 2023 and December 31, 2022, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative and qualitative analysis in this determination. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit losses at March 31, 2023 and

December 31, 2022. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
March 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$5,551	$(232)	$96,257	$(14,695)	$101,808	$(14,927)
Obligations of states and political subdivisions	4,246	(24)	22,042	(4,023)	26,288	(4,047)
Corporate securities	5,684	(316)	8,394	(1,606)	14,078	(1,922)
Collateralized loan obligations	—	—	4,891	(130)	4,891	(130)
Residential government-sponsored collateralized mortgage obligations	5,793	(149)	15,087	(1,630)	20,880	(1,779)
Government-sponsored agency securities	—	—	15,100	(2,631)	15,100	(2,631)
Agency commercial mortgage-backed securities	1,114	(7)	33,483	(4,267)	34,597	(4,274)
SBA pool securities	23	(0)	3,322	(63)	3,345	(63)
Total	$22,411	$(728)	$198,576	$(29,045)	$220,987	$(29,773)

	Less than 12 months		12 Months or More		Total
March 31, 2023	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$626	$(28)	$8,679	$(813)	$9,305	$(841)
Obligations of states and political subdivisions	504	(1)	403	(30)	907	(32)
Residential government-sponsored collateralized mortgage obligations	61	(2)	170	(14)	231	(16)
Total	$1,191	$(31)	$9,253	$(857)	$10,443	$(889)

	Less than 12 months		12 Months or More		Total
December 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$23,484	$(2,268)	$79,283	$(14,223)	$102,767	$(16,491)
Obligations of states and political subdivisions	10,026	(388)	17,609	(4,539)	27,635	(4,927)
Corporate securities	14,828	(1,172)	—	—	14,828	(1,172)
Collateralized loan obligations	—	—	4,876	(146)	4,876	(146)
Residential government-sponsored collateralized mortgage obligations	22,343	(1,375)	4,252	(673)	26,595	(2,048)
Government-sponsored agency securities	1,484	(16)	13,132	(3,087)	14,616	(3,103)
Agency commercial mortgage-backed securities	13,031	(371)	24,386	(4,392)	37,417	(4,763)
SBA pool securities	529	(38)	3,243	(49)	3,772	(87)
Total	$85,725	$(5,628)	$146,781	$(27,109)	$232,506	$(32,737)

	Less than 12 months		12 Months or More		Total
December 31, 2022	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$9,457	$(1,002)	$58	$(5)	$9,515	$(1,007)
Obligations of states and political subdivisions	1,255	(46)	—	—	1,255	(46)
Residential government-sponsored collateralized mortgage obligations	75	(4)	181	(17)	256	(21)
Total	$10,787	$(1,052)	$239	$(22)	$11,026	$(1,074)

Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2023 and 2022 are shown in the tables below. All amounts are net of tax (in thousands).

Unrealized Holding
Gains (Losses) on
For the three months ended March 31, 2023	Available-for-Sale
Beginning balance	$(25,850)
Current period other comprehensive income (loss)	2,375
Ending balance	$(23,475)

Unrealized Holding
Gains on
For the three months ended March 31, 2022	Available-for-Sale
Beginning balance	$1,112
Current period other comprehensive income (loss)	(10,567)
Ending balance	$(9,455)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Loans held for sale	$42,011	$27,626
Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied	$459,008	$459,866
Commercial real estate - non-owner occupied	576,065	579,733
Secured by farmland	6,092	7,116
Construction and land development	151,880	148,690
Residential 1-4 family	606,293	609,694
Multi-family residential	139,978	140,321
Home equity lines of credit	64,606	65,152
Total real estate loans	2,003,922	2,010,572

Commercial loans	545,834	521,794
Paycheck Protection Program loans	2,603	4,564
Consumer loans	485,252	405,278
Total Non-PCD loans	3,037,611	2,942,208
PCD loans	6,121	6,628
Total loans held for investment	$3,043,732	$2,948,836

Accrued Interest Receivable

Accrued interest receivable on loans totaled $16.8 million and $13.8 million at March 31, 2023 and December 31, 2022, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of March 31, 2023 and December 31, 2022 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
March 31, 2023	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$54	$103	$—	$157	$458,851	$459,008
Commercial real estate - non-owner occupied	—	15	19,336	19,351	556,714	576,065
Secured by farmland	514	1,146	—	1,660	4,432	6,092
Construction and land development	971	—	—	971	150,909	151,880
Residential 1-4 family	2,742	286	573	3,601	602,692	606,293
Multi- family residential	—	—	—	—	139,978	139,978
Home equity lines of credit	378	199	244	821	63,785	64,606
Commercial loans	—	599	1,366	1,965	543,869	545,834
Paycheck Protection Program loans	64	10	1,625	1,699	904	2,603
Consumer loans	2,653	1,197	1	3,851	481,401	485,252
Total Non-PCD loans	7,376	3,555	23,145	34,076	3,003,535	3,037,611
PCD loans	—	—	1,261	1,261	4,860	6,121
Total	$7,376	$3,555	$24,406	$35,337	$3,008,395	$3,043,732

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2022	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$55	$—	$—	$55	$459,811	$459,866
Commercial real estate - non-owner occupied	290	169	19,641	20,100	559,633	579,733
Secured by farmland	—	—	—	—	7,116	7,116
Construction and land development	46	—	—	46	148,644	148,690
Residential 1-4 family	2,180	410	304	2,894	606,800	609,694
Multi- family residential	—	—	—	—	140,321	140,321
Home equity lines of credit	431	96	249	776	64,376	65,152
Commercial loans	39	—	2,956	2,995	518,799	521,794
Paycheck Protection Program loans	16	15	3,360	3,391	1,173	4,564
Consumer loans	2,079	1,421	200	3,700	401,578	405,278
Total Non-PCD loans	5,136	2,111	26,710	33,957	2,908,251	2,942,208
PCD loans	—	—	1,328	1,328	5,300	6,628
Total	$5,136	$2,111	$28,038	$35,285	$2,913,551	$2,948,836

The amortized cost, by class, of loans and leases on nonaccrual status at March 31, 2023 and December 31, 2022, were as follows (in thousands):

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
March 31, 2023	or More	Past Due	Loans (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$501	$501	$501
Commercial real estate - non-owner occupied	19,336	—	19,336	14,538
Secured by farmland	—	517	517	517
Construction and land development	—	26	26	27
Residential 1-4 family	573	8,782	9,355	9,354
Home equity lines of credit	244	297	541	541
Commercial loans	1,366	86	1,452	82
Consumer loans	1	407	408	408
Total Non-PCD loans	21,520	10,616	32,136	25,968
PCD loans	1,261	—	1,261	1,261
Total	$22,781	$10,616	$33,397	$27,229

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
December 31, 2022	or More	Past Due	Loans (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$509	$509	$509
Commercial real estate - non-owner occupied	19,641	—	19,641	19,641
Secured by farmland	—	713	713	713
Construction and land development	—	29	29	29
Residential 1-4 family	304	8,995	9,299	9,299
Home equity lines of credit	249	301	550	550
Commercial loans	2,956	121	3,077	121
Paycheck Protection Program loans	—	4	4	4
Consumer loans	200	134	334	299
Total Non-PCD loans	23,350	10,806	34,156	31,165
PCD loans	1,328	—	1,328	1,328
Total	$24,678	$10,806	$35,484	$32,493
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $0.6 million at both March 31, 2023 and December 31, 2022.
(2)	Nonaccrual loans with no credit loss allowance include SBA guaranteed amounts totaling $0.6 million at both March 31, 2023 and December 31, 2022.

There were $1.6 million and $3.4 million of Paycheck Protection Program (“PPP”) loans greater than 90 days past due and still accruing at March 31, 2023 and December 31, 2022, respectively.

The following table presents nonaccrual loans as of  March 31, 2023 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$501	$—	$—	$501
Commercial real estate - non-owner occupied	—	—	149	—	—	19,187	—	—	19,336
Secured by farmland	—	—	—	—	3	514	—	—	517
Construction and land development	—	—	—	—	—	26	—	—	26
Residential 1-4 family	—	281	—	—	7,962	836	—	276	9,355
Home equity lines of credit	—	—	—	—	—	54	467	20	541
Commercial loans	—	—	—	4	—	1,448	—	—	1,452
Consumer loans	—	230	143	—	—	—	35	—	408
Total non-PCD nonaccruals	—	511	292	4	7,965	22,566	502	296	32,136
PCD loans	—	—	—	—	—	1,261	—	—	1,261
Total nonaccrual loans	$—	$511	$292	$4	$7,965	$23,827	$502	$296	$33,397

Interest received on nonaccrual loans was $0.4 million and $0.2 million for the three months ended March 31, 2023  and 2022, respectively.

Modifications Provided to Borrowers Experiencing Financial Difficulty

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

The assessments of whether a borrower is experiencing financial difficulty at the time a concession has been granted is subjective in nature and management’s judgment is required when determining whether the concession results in a modification that is accounted for as a new loan or a continuation of the existing loan under U.S. GAAP.

Although each occurrence is unique to the borrower and is evaluated separately, for all portfolio segments, loans modified as a result of borrowers experiencing financial difficulty are typically modified through reduction in interest rates, reductions in payments, changing the payment terms from principal and interest to interest only, and/or extensions in term maturity.

For the quarter ended March 31, 2023, one loan from our residential 1-4 family loan portfolio on an amortized cost basis of $0.9 million, was modified to a borrower experiencing financial difficulty. This modification allowed a six month deferral of principal and interest of $0.1 million for the three months ended March 31, 2023, with contractual payments expected to resume in August of this year.  This loan, which has had no payment delinquencies since origination, represents only 0.15% of total loans in the secured by first liens pool.

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty.  Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies certain loans by providing principal forgiveness. When principal forgiveness is provided, the amortized cost basis of the loan is written off against the allowance. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

If it is determined that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. At that time, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Primis had no loans classified Doubtful at March 31, 2023 or December 31, 2022.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of March 31, 2023 (in thousands):

									Revolving
									Loans
								Revolving	Converted
	2023	2022	2021	2020	2019		Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$5,925	$114,614	$58,757	$18,861		$21,735	$224,374	$3,753	$6,902	$454,921
Special Mention	—	—	220	—		—	917	—	—	1,137
Substandard	—	—	—	—		—	2,950	—	—	2,950
Doubtful	—	—	—	—		—	—	—	—	—
	$5,925	$114,614	$58,977	$18,861		$21,735	$228,241	$3,753	$6,902	$459,008
Current period gross charge offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Weighted average risk grade	3.77	3.24	3.47	3.38		3.27	3.49	3.61	3.96	3.42
Commercial real estate - nonowner occupied
Pass	$2,187	$28,404	$125,141	$44,144		$41,243	$284,940	$4,111	$3,046	$533,216
Special Mention	—	—	—	1,557		—	21,355	—	601	23,513
Substandard	—	—	149	—		—	19,187	—	—	19,336
Doubtful	—	—	—	—		—	—	—	—	—
	$2,187	$28,404	$125,290	$45,701		$41,243	$325,482	$4,111	$3,647	$576,065
Current period gross charge offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Weighted average risk grade	3.43	3.37	3.08	3.82		3.95	3.84	2.87	3.33	3.65
Secured by farmland
Pass	$—	$100	$14	$110		$—	$3,676	$1,488	$187	$5,575
Special Mention	—	—	—	—		—	—	—	—	—
Substandard	—	—	—	—		3	514	—	—	517
Doubtful	—	—	—	—		—	—	—	—	—
	$—	$100	$14	$110		$3	$4,190	$1,488	$187	$6,092
Current period gross charge offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	4.00	4.00	4.00		N/A	4.02	3.98	3.13	3.98
Construction and land development
Pass	$3,513	$54,072	$63,604	$838		$3,199	$24,851	$809	$12	$150,898
Special Mention	—	—	—	—		—	955	—	—	955
Substandard	—	—	—	—		—	27	—	—	27
Doubtful	—	—	—	—		—	—	—	—	—
	$3,513	$54,072	$63,604	$838		$3,199	$25,833	$809	$12	$151,880
Current period gross charge offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Weighted average risk grade	3.75	3.19	3.05	3.60		3.43	3.59	3.37	4.00	3.22
Residential 1-4 family
Pass	$6,938	$151,893	$157,220	$43,273		$59,156	$171,404	$1,747	$3,157	$594,788
Special Mention	—	—	—	—		—	181	—	—	181
Substandard	—	281	—	—		7,962	2,334	—	747	11,324
Doubtful	—	—	—	—		—	—	—	—	—
	$6,938	$152,174	$157,220	$43,273		$67,118	$173,919	$1,747	$3,904	$606,293
Current period gross charge offs	$—	$—	$—	$—		$—	$175	$—	$—	$175
Weighted average risk grade	3.09	3.09	3.04	3.07		3.42	3.22	3.98	3.60	3.15
Multi- family residential
Pass	$—	$11,190	$21,793	$18,195		$7,029	$76,582	$3,549	$662	$139,000
Special Mention	—	—	—	—		—	—	—	—	—
Substandard	—	—	—	—		—	685	—	293	978
Doubtful	—	—	—	—		—	—	—	—	—
	$—	$11,190	$21,793	$18,195		$7,029	$77,267	$3,549	$955	$139,978
Current period gross charge offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.77	3.00	3.90		3.00	3.31	4.00	4.61	3.39
Home equity lines of credit
Pass	$—	$495	$435	$51		$50	$4,286	$57,804	$945	$64,066
Special Mention	—	—	—	—		—	—	—	—	—
Substandard	—	—	—	—		—	54	466	20	540
Doubtful	—	—	—	—		—	—	—	—	—
	$—	$495	$435	$51		$50	$4,340	$58,270	$965	$64,606
Current period gross charge offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.00	3.00	3.00		3.00	3.90	3.05	3.89	3.12
Commercial loans
Pass	$61,781	$272,191	$56,018	$6,984		$5,385	$29,173	$104,379	$7,157	$543,068
Special Mention	—	—	—	13		62	—	661	374	1,110
Substandard	—	—	—	4		66	1,586	—	—	1,656
Doubtful	—	—	—	—		—	—	—	—	—
	$61,781	$272,191	$56,018	$7,001		$5,513	$30,759	$105,040	$7,531	$545,834
Current period gross charge offs	$—	$—	$—	$—	$		$159	$1,590	$—	$1,749
Weighted average risk grade	2.64	3.11	3.37	3.36		3.89	3.61	3.42	3.82	3.19

								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$1,558	$1,045	$—	$—	$—	$—	$2,603
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$1,558	$1,045	$—	$—	$—	$—	$2,603
Current period gross charge offs	$—	$—	$—	$17	$—	$—	$—	$—	$17
Weighted average risk grade	N/A	N/A	2.00	2.00	N/A	N/A	N/A	N/A	2.00
Consumer loans
Pass	$217,755	$228,234	$27,779	$1,344	$274	$4,608	$4,561	$—	$484,555
Special Mention	—	—	—	—	—	65	—	—	65
Substandard	—	232	365	—	—	—	35	—	632
Doubtful	—	—	—	—	—	—	—	—	—
	$217,755	$228,466	$28,144	$1,344	$274	$4,673	$4,596	$—	$485,252
Current period gross charge offs	$60	$2,222	$201	$—	$—	$—	$—	$—	$2,483
Weighted average risk grade	4.01	2.79	3.71	3.99	3.98	4.01	3.08	N/A	3.41
PCD
Pass	$—	$—	$—	$—	$—	$3,264	$—	$—	$3,264
Special Mention	—	—	—	—	—	1,312	—	—	1,312
Substandard	—	—	—	—	—	1,545	—	—	1,545
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$6,121	$—	$—	$6,121
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.62	N/A	N/A	4.62
Total	$298,099	$861,706	$513,053	$136,419	$146,164	$880,825	$183,363	$24,103	$3,043,732
Current period gross charge offs	$60	$2,222	$201	$17	$—	$334	$1,590	$—	$4,424
Weighted average risk grade	3.69	3.06	3.17	3.50	3.54	3.57	3.31	3.78	3.35

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2022 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$116,545	$58,202	$19,178	$21,985	$27,397	$202,484	$3,389	$6,740	$455,920
Special Mention	—	—	—	—	—	988	—	—	988
Substandard	—	—	—	—	—	2,958	—	—	2,958
Doubtful	—	—	—	—	—	—	—	—	—
	$116,545	$58,202	$19,178	$21,985	$27,397	$206,430	$3,389	$6,740	$459,866
Weighted average risk grade	3.25	3.45	3.38	3.27	3.43	3.50	3.52	3.96	3.42
Commercial real estate - nonowner occupied
Pass	$28,128	$126,291	$44,696	$41,631	$55,702	$228,735	$4,173	$3,065	$532,421
Special Mention	—	—	1,566	—	926	24,580	—	601	27,673
Substandard	—	—	—	—	13,066	6,573	—	—	19,639
Doubtful	—	—	—	—	—	—	—	—	—
	$28,128	$126,291	$46,262	$41,631	$69,694	$259,888	$4,173	$3,666	$579,733
Weighted average risk grade	3.36	3.16	3.82	3.95	4.01	3.82	2.87	3.33	3.68
Secured by farmland
Pass	$141	$16	$110	$—	$—	$3,425	$1,697	$85	$5,474
Special Mention	—	—	—	—	—	649	—	112	761
Substandard	—	—	—	6	—	875	—	—	881
Doubtful	—	—	—	—	—	—	—	—	—
	$141	$16	$110	$6	$—	$4,949	$1,697	$197	$7,116
Weighted average risk grade	4.00	4.00	4.00	6.00	N/A	4.20	3.98	3.70	4.13
Construction and land development
Pass	$44,253	$73,226	$847	$3,006	$6,937	$19,553	$822	$17	$148,661
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	29	—	—	29
Doubtful	—	—	—	—	—	—	—	—	—
	$44,253	$73,226	$847	$3,006	$6,937	$19,582	$822	$17	$148,690
Weighted average risk grade	3.21	3.06	3.60	3.42	3.17	3.69	3.36	4.00	3.20
Residential 1-4 family
Pass	$152,178	$157,233	$43,812	$61,268	$40,707	$138,782	$1,837	$3,437	$599,254
Special Mention	—	—	—	—	—	30	—	—	30
Substandard	285	—	—	8,099	—	1,310	—	716	10,410
Doubtful	—	—	—	—	—	—	—	—	—
	$152,463	$157,233	$43,812	$69,367	$40,707	$140,122	$1,837	$4,153	$609,694
Weighted average risk grade	3.09	3.04	3.07	3.41	3.13	3.23	3.92	3.54	3.15
Multi- family residential
Pass	$9,953	$21,927	$18,338	$7,064	$1,804	$75,370	$4,192	$676	$139,324
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	702	—	295	997
Doubtful	—	—	—	—	—	—	—	—	—
	$9,953	$21,927	$18,338	$7,064	$1,804	$76,072	$4,192	$971	$140,321
Weighted average risk grade	3.58	3.00	3.90	3.00	3.21	3.31	4.00	4.61	3.37
Home equity lines of credit
Pass	$463	$431	$52	$63	$230	$4,093	$58,312	$957	$64,601
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	54	476	21	551
Doubtful	—	—	—	—	—	—	—	—	—
	$463	$431	$52	$63	$230	$4,147	$58,788	$978	$65,152
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.94	3.05	3.89	3.12
Commercial loans
Pass	$295,459	$59,642	$7,332	$6,658	$9,228	$20,883	$100,407	$17,381	$516,990
Special Mention	—	396	64	74	—	—	519	388	1,441
Substandard	—	—	5	90	—	1,678	1,590	—	3,363
Doubtful	—	—	—	—	—	—	—	—	—
	$295,459	$60,038	$7,401	$6,822	$9,228	$22,561	$102,516	$17,769	$521,794
Weighted average risk grade	3.14	3.41	3.38	3.90	3.42	3.70	3.47	3.33	3.29
Paycheck Protection Program loans
Pass	$—	$2,119	$2,435	$—	$—	$—	$—	$—	$4,554
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	10	—	—	—	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$2,129	$2,435	$—	$—	$—	$—	$—	$4,564
Weighted average risk grade	N/A	2.02	2.00	N/A	N/A	N/A	N/A	N/A	2.01

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Consumer loans
Pass	$365,842	$29,184	$1,493	$340	$534	$4,319	$2,918	$—	$404,630
Special Mention	—	—	—	—	—	65	—	—	65
Substandard	70	513	—	—	—	—	—	—	583
Doubtful	—	—	—	—	—	—	—	—	—
	$365,912	$29,697	$1,493	$340	$534	$4,384	$2,918	$—	$405,278
Weighted average risk grade	3.24	3.74	3.99	3.98	4.00	4.02	3.81	N/A	3.30
PCD
Pass	$—	$—	$—	$—	$—	$3,692	$—	$—	$3,692
Special Mention	—	—	—	—	—	1,320	—	—	1,320
Substandard	—	—	—	—	—	1,616	—	—	1,616
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$6,628	$—	$—	$6,628
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.54	N/A	N/A	4.54
Total	$1,013,317	$529,190	$139,928	$150,284	$156,531	$744,763	$180,332	$34,491	$2,948,836
Weighted average risk grade	3.20	3.19	3.48	3.54	3.60	3.57	3.35	3.53	3.36

Revolving loans that converted to term during the reported periods were as follows (in thousands):

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Commercial real estate - owner occupied	$216	$—
Secured by farmland	—	95
Residential 1-4 family	155	257
Home equity lines of credit	—	746
Commercial loans	—	181
Total loans	$371	$1,279

There were no foreclosed residential real estate property held at March 31, 2023 and December 31, 2022. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was zero and $0.1 million at March 31, 2023 and December 31, 2022, respectively.

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

In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. For allowance modeling purposes, our loan pools include but are not limited to (i) commercial real estate - owner occupied, (ii) commercial real estate - non-owner occupied, (iii) construction and land development, (iv) commercial, (v) agricultural loans, (vi) residential 1-4 family and (vii) consumer loans. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. For each loan pool, we measure expected credit losses over the life of each loan utilizing a combination of inputs: (i) probability of default, (ii) probability of attrition, (iii) loss given default and (iv) exposure at default. Internal data is supplemented by, but not replaced by, peer data when required, primarily to determine the probability of default input. The various pool-specific inputs may be adjusted for current macroeconomic assumptions. Significant macroeconomic variables utilized in our allowance models include, among other things, (i) VA Gross Domestic Product, (ii) VA House Price Index, and (iii) VA unemployment rates.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of March 31, 2023 and December 31, 2022, calculated in accordance with the current expected credit losses (“CECL”) methodology (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
March 31, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,879	6,203	2	872	3,890	1,723	328	4,752	6,798	—	$29,447
Q-factor and other qualitative adjustments	395	727	19	408	453	364	22	869	4	—	3,261
Specific allocations	—	231	—	—	—	—	—	843	—	1,945	3,019
Total	$5,274	$7,161	$21	$1,280	$4,343	$2,087	$350	$6,464	$6,802	$1,945	$35,727

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$5,297	$6,652	$4	$997	$3,579	$1,814	$310	$5,006	$3,851	$—	$27,510
Q-factor and other qualitative adjustments	261	495	21	376	512	387	19	654	2	—	2,727
Specific allocations	—	—	—	—	—	—	—	2,193	42	2,072	4,307
Total	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three months ended March 31, 2023 and 2022 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Three Months Ended March 31, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544
Provision (recovery)	(284)	14	(4)	(205)	266	(114)	21	377	5,243	(127)	5,187
Charge offs	—	—	—	—	(175)	—	—	(1,766)	(2,483)	—	(4,424)
Recoveries	—	—	—	112	161	—	—	—	147	—	420
Ending balance	$5,274	$7,161	$21	$1,280	$4,343	$2,087	$350	$6,464	$6,802	$1,945	$35,727

Three Months Ended March 31, 2022
Allowance for credit losses:
Beginning balance	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$29,105
Provision (recovery)	(389)	(115)	(7)	31	243	(991)	(47)	1,208	276	(110)	99
Charge offs	—	—	—	—	—	—	(14)	—	(47)	—	(61)
Recoveries	—	—	—	—	57	—	—	170	9	—	236
Ending balance	$4,173	$8,913	$49	$1,029	$3,888	$2,289	$376	$5,466	$1,025	$2,171	$29,379

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

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Loan	Specific	Loan	Specific
	Balance (1)	Allocations	Balance (1)	Allocations
Commercial real estate - owner occupied	$2,790	$—	$2,795	$—
Commercial real estate - non-owner occupied	19,187	231	19,641	—
Secured by farmland	514	—	525	—
Construction and land development	—	—	—	—
Residential 1-4 family	9,903	—	9,636	—
Multi- family residential	978	—	996	—
Home equity lines of credit	—	—	21	—
Commercial loans	1,370	843	2,979	2,193
Consumer loans	-	—	259	42
Total non-PCD loans	34,742	1,074	36,852	2,235
PCD loans	6,121	1,945	6,628	2,072
Total loans	$40,863	$3,019	$43,480	$4,307
(1)	Includes SBA guarantees of $0.6 million and $0.5 million at March 31, 2023 and December 31, 2022, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$101,917	$—	$101,917	$—
Obligations of states and political subdivisions	30,000	—	30,000	—
Corporate securities	14,078	—	14,078	—
Collateralized loan obligations	4,891	—	4,891	—
Residential government-sponsored collateralized mortgage obligations	25,635	—	25,635	—
Government-sponsored agency securities	15,100	—	15,100	—
Agency commercial mortgage-backed securities	34,597	—	34,597	—
SBA pool securities	5,250	—	5,250	—
	231,468	—	231,468	—
Loans held for sale	42,011	—	42,011	—
Mortgage banking financial assets	100	—	—	100
Derivative assets	2,255	—	2,255	—
Total assets	$275,834	$—	$275,734	$100

Liabilities:
Derivative liabilities	$126	$—	$ $	$—
Total liabilities	$126	$—	$—	$—

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$102,881	$—	$102,881	$—
Obligations of states and political subdivisions	29,178	—	29,178	—
Corporate securities	14,828	—	14,828	—
Collateralized loan obligations	4,876	—	4,876	—
Residential government-sponsored collateralized mortgage obligations	26,595	—	26,595	—
Government-sponsored agency securities	14,616	—	14,616	—
Agency commercial mortgage-backed securities	37,417	—	37,417	—
SBA pool securities	5,924	—	5,924	—
	236,315	—	236,315	—
Loans held for sale	27,626	—	27,626	—
Mortgage banking financial assets	21	—	—	21
Derivative assets	1,410	—	1,386	24
Total assets	$265,372	$—	$265,327	$45

Liabilities:
Mortgage banking financial liabilities	$4	$—	$—	$4
Derivative liabilities	122	—	115	7
Total liabilities	$126	$—	$115	$11

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$40,453	$—	$—	$40,453
Assets held for sale	3,115	—	—	3,115

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$47,832	$—	$—	$47,832
Assets held for sale	3,115	—	—	3,115

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		March 31, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$607,125	$607,125	$77,859	$77,859
Securities available-for-sale	Level 2	231,468	231,468	236,315	236,315
Securities held-to-maturity	Level 2	13,115	12,230	13,520	12,449
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	12,083	12,083	25,815	25,815
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 3	3,008,005	2,923,102	2,914,292	2,811,362
Loans held for sale	Level 2	42,011	42,011	27,626	27,626
Accrued interest receivable	Level 2	18,705	18,705	14,938	14,938
Mortgage banking financial assets	Level 3	100	100	21	21
Derivative assets	Level 2 and 3	2,255	2,255	1,410	1,410
Credit enhancement	Level 2	4,514	4,514	1,504	1,504
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,332,879	$1,332,879	$1,200,243	$1,200,243
Money market and savings accounts	Level 2	1,836,554	1,836,554	1,057,078	1,057,078
Time deposits	Level 3	498,564	496,343	465,057	462,376
Securities sold under agreements to repurchase	Level 1	4,346	4,346	6,445	6,445
FHLB advances	Level 1	—	—	325,000	325,000
Junior subordinated debt	Level 2	9,794	8,734	9,781	9,181
Senior subordinated notes	Level 2	85,588	83,987	85,531	84,347
Accrued interest payable	Level 2	5,721	5,721	3,261	3,261
Mortgage banking financial liabilities	Level 3	—	—	4	4
Derivative liabilities	Level 2 and 3	126	126	122	122

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, savings accounts, money market accounts and FHLB advances and securities sold under agreements to repurchase.

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

5.      LEASES

The Company leases certain premises and equipment under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At March 31, 2023 and December 31, 2022, the Company had operating lease liabilities totaling $9.8 million and $5.8 million, respectively, and right-of-use assets totaling $9.4 million and $5.3 million, respectively, related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the three months ended March 31, 2023 and 2022, our net operating lease costs were $0.6 million. These net operating lease costs are reflected in occupancy expenses on our consolidated statements of income and comprehensive income (loss).

The following table presents other information related to our operating leases:

	For the Three Months Ended
(in thousands except for percent and period data)	March 31, 2023	March 31, 2022
Other information:
Weighted-average remaining lease term - operating leases, in years	7.6	4.4
Weighted-average discount rate - operating leases	3.7%	2.5%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	March 31, 2023
Lease payments due:
2023	$1,572
2024	1,655
2025	1,230
2026	1,169
2027	1,133
Thereafter	4,810
Total lease payments	11,569
Less: imputed interest	(1,770)
Lease liabilities	$9,799

     As of March 31, 2023, the Company had one operating lease that has not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

6.     DEBT AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at March 31, 2023 and December 31, 2022 was $4.3 million and $6.5 million, respectively.

At March 31, 2023 and December 31, 2022, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $13.9 million and $14.2 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

We repaid our short-term FHLB advances of $325.0 million that were outstanding as of December 31, 2022 and matured in the first quarter of 2023.  As a result, we have all of our FHLB capacity available for future liquidity needs. At March 31, 2023, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $541.6 million from the FHLB.

In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) in response to recent industry disruption, offering loans with up to one year in maturity to eligible depository institutions in exchange for pledged collateral in the form of U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets. Borrowing capacity under the BTFP is based on the par value, not fair value, of the collateral. At March 31, 2023, we had securities available of $165.0 million for utilization with the BTFP, with no borrowings outstanding under the program at March 31, 2023.

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. At March 31, 2023 and December 31, 2022, there was $10.3 million outstanding, net of approximately $0.5 million of debt issuance costs. As of March 31, 2023 and December 31, 2022, the interest rate was 7.86% and 7.69%, respectively. At March 31, 2023, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. Interest is currently payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At March 31, 2023, 60% of these notes qualified as Tier 2 capital.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. Interest is payable at an initial annual fixed rate of 5.40% and after September 1, 2025, at a floating rate equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 531 basis points. At March 31, 2023, all of these notes qualified as Tier 2 capital.

At March 31, 2023 and December 31, 2022, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1.4 million and $1.5 million, respectively.

7.      STOCK-BASED COMPENSATION

The 2017 Equity Compensation Plan (the “2017 Plan”) has a maximum number of 750,000 shares reserved for issuance. The purpose of the 2017 Plan is to promote the success of the Company by providing greater incentives to employees, non-employee directors, consultants and advisors to associate their personal financial interests with the long-term financial success of the Company, including its subsidiaries, and with growth in stockholder value, consistent with the Company’s risk management practices.

A summary of stock option activity for the three months ended March 31, 2023 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	203,300	$11.41	1.3	$102
Expired	(12,000)
Exercised	(8,000)
Options outstanding, end of period	183,300	$11.47	1.1	$4

Exercisable at end of period	183,300	$11.47	1.1464	4

There was no stock-based compensation expense associated with stock options for the three months ended March 31, 2023 and 2022. As of March 31, 2023, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for the three months ended March 31, 2023 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	68,700	$14.24	2.4
Vested	(17,850)	15.12
Forfeited	(2,000)	15.43
Unvested restricted stock outstanding, end of period	48,850	$13.87	2.3

Stock-based compensation expense for time vested restricted stock awards totaled $0.1 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, unrecognized compensation expense associated with restricted stock awards was $0.6 million, which is expected to be recognized over a weighted average period of 2.3 years.

A summary of performance-based restricted stock units (the “Units”) for the three months ended March 31, 2023 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	153,960	$13.02	3.6
Granted	—	—
Vested	—	—
Unvested Units outstanding, end of period	153,960	$13.02	2.9

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

The Company did not recognize any stock-based compensation expense associated with these Units for the three months ended March 31, 2023 and 2022 because it is not probable that these Units will vest. The potential unrecognized compensation expense associated with these Units was $3.0 million and $1.3 million, at March 31, 2023 and 2022, respectively.

8.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $11.1 million and $10.7 million as of March 31, 2023 and December 31, 2022, respectively.

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2023	2022
Balance as of January 1	$1,416	$977
Credit loss expense	91	260
Balance as of March 31,	$1,507	$1,237

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

We had $67.5 million of loan commitments outstanding as of March 31, 2023, all of which contractually expire within thirty years.

At March 31, 2023 and December 31, 2022, we had unfunded lines of credit and undisbursed construction loan funds totaling $526.3 million and $540.6 million, respectively, not all of which will ultimately be drawn. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate. The amount of certificate of deposit accounts maturing in less than one year was $380.3 million as of March 31, 2023, including $100.0 million of brokered CDs. Management anticipates that funding requirements for these commitments can be met in the normal course.

Primis also had commitments on the subscription agreements entered into for investments in non-marketable equity securities of $3.0 million and $3.2 million at March 31, 2023 and December 31, 2022, respectively.

9.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the three months ended March 31, 2023
Basic EPS	$5,775	24,626	$0.23
Effect of dilutive stock options and unvested restricted stock	—	59	—
Diluted EPS	$5,775	24,685	$0.23

For the three months ended March 31, 2022
Basic EPS	$4,593	24,504	$0.19
Effect of dilutive stock options and unvested restricted stock	—	159	—
Diluted EPS	$4,593	24,663	$0.19

The Company did not have any anti-dilutive options as of March 31, 2023 and 2022.

10.         SEGMENT INFORMATION

The Company's management reporting process measures the performance of its operating segment based on internal operating structure, which is subject to change from time to time. Accordingly, the Company operates two reportable segments for management reporting purposes as discussed below:

Primis Bank. This segment specializes in providing financing services to businesses in various industries and deposit-related services to businesses, consumers and other customers. The primary source of revenue for this segment is net interest income from the origination of loans.

Primis Mortgage. This segment specializes in originating mortgages in a majority of the U.S. The primary source of revenue for this segment is noninterest income and the origination and sale of mortgage loans.

For the three months ended March 31, 2022, we operated as one reportable segment.

The following table provides financial information for the Company's reportable segments. The information provided under the caption “Primis Bank” includes operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company and elimination adjustments to reconcile the results of the operating segment to the consolidated financial statements prepared in conformity with GAAP.

	As of and for the year ended March 31, 2023
	Primis Mortgage	Primis Bank	Consolidated

Interest income	$396	$46,763	$47,159
Interest expense	—	18,749	18,749
Net interest income	396	28,014	28,410
Provision for loan losses	—	5,187	5,187
Noninterest income	4,315	7,217	11,532
Noninterest expense	4,988	22,409	27,397
Income before income taxes	(277)	7,635	7,358
Income tax expense (benefit)	(65)	1,648	1,583
Net income (loss)	$(212)	$5,987	$5,775
Assets	$46,877	$4,158,529	$4,205,406

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2022. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three months ended March 31, 2023 compared to the three months ended March 31, 2022 for the consolidated statements of income and comprehensive income (loss). For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2023 compared to December 31, 2022. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	potential impacts of the recent adverse developments in the banking industry highlighted by high-profile bank failures, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto;
●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial and Life Premium Finance Divisions, new digital banking platform, V1BE fulfillment service and Primis Mortgage Company;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

●	changes in interest rates, inflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	failure to prevent a breach to our Internet-based system and online commerce security;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the possibility that the U.S. could default on its debt obligations and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, including the current Ukraine/Russia conflict, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder, including the impact of the adoption of the current expected credit losses (“CECL”) methodology;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and

●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

OVERVIEW

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. At March 31, 2023, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has administrative offices in Tysons Corner, Virginia and Glen Allen, Virginia and an operations center in Atlee, Virginia. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”). Primis Bank also owns Primis Mortgage Company, a residential mortgage lender.

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

Current Economic Environment

The U.S. economy expanded in the first quarter of 2023, with Real Gross Domestic Product growing by an annualized 1.1%. According to the U.S. Bureau of Labor and Statistics, the rate of unemployment dropped to 3.5% in March 2023. The Federal Reserve (the “Fed”) has raised rates 500 bps since March of 2022 in an effort to temper inflation, a pace that has not been experienced in more than 40 years and now sits at a level not seen since 2006. This rate level is putting strong upward pressure on all banks including Primis’ cost of deposits as banks look for ways to increase liquidity. Inflation remains higher than the Fed’s long term target rate of 2%, and weakness in some areas of the economy and turmoil in the banking system has heightened recessionary concerns.

FINANCIAL HIGHLIGHTS

●	Net income of $5.8 million for the three months ended March 31, 2023, or $0.23 basic and diluted earnings per share, compared to $4.6 million, or $0.19 basic and diluted earnings per share, for the three months ended March 31, 2022.
●	Total assets as of March 31, 2023 were $4.21 billion, an increase of 18% compared to December 31, 2022.
●	Total cash and cash equivalents grew to $607.1 million, up from $77.9 million at December 31, 2022.
●	Total loans, excluding Paycheck Protection Program (“PPP”) balances as of March 31, 2023, were $3.04 billion, an increase of $96.9 million, or 3%, from December 31, 2022.
●	Total deposits were $3.67 billion at March 31, 2023, an increase of 35% compared to December 31, 2022.
●	Non-time deposits increased to $3.17 billion at March 31, 2023, an increase of $912.1 million, or 40%, compared to December 31, 2022.
●	The ratio of gross loans to deposits has declined to 83% at March 31, 2023, from 108% at December 31, 2022.
●	Net interest margin of 3.15% in the first quarter of 2023 was up substantially from 2.96% in the first quarter of 2022.
●	Allowance for credit losses to total loans was 1.17% at March 31, 2023, compared to 1.17% at December 31, 2022.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income for the three months ended March 31, 2023 was $5.8 million, or $0.23 basic and diluted earnings per share, compared to $4.6 million, or $0.19 basic and diluted earnings per share, for the three months ended March 31, 2022. The 26% increase in net income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was driven by higher interest income and from mortgage banking income in the first quarter of 2023. These increases were partially offset by higher noninterest expenses mainly from an increase in employee compensation and benefits expense in the first quarter of 2023 related to increased head count at the Bank, Primis Mortgage and Panacea.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $28.4 million for the three months ended March 31, 2023, compared to $22.9 million for the three months ended March 31, 2022. Primis’ net interest margin for the three months ended March 31, 2023 was 3.15%, compared to 2.96% for the three months ended March 31, 2022. Net interest margin was significantly impacted by the successful launch of the Bank’s digital deposit platform. Increased competition in the Company’s core banking markets increased the cost of deposits in the first quarter of 2023 compared to the first quarter of 2022. Total income on interest-earning assets was $47.2 million and $26.6 million for the three months ended March 31, 2023 and 2022, respectively. The yield on average interest-earning assets was 5.24% and 3.44% for the three months ended March 31, 2023 and 2022, respectively. Increase in yield on average interest-earnings assets was driven by higher rates on cash and loans in the first quarter of 2023. The cost of average interest-bearing deposits increased 188 basis points to 2.32% for the three months ended March 31, 2023, compared to 0.44% cost on average interest-bearing deposits for the three months ended March 31, 2022. Interest and fees on loans totaled $41.4 million and $24.8 million for the three months ended March 31, 2023 and 2022, respectively. Average loans during the three months ended March 31, 2023 were $3.02 billion, compared to $2.36 billion during the three months ended March 31, 2022. The Company’s loan growth over the past quarter and increase in deposits retained as interest-bearing cash on our balance sheet in the first quarter of 2023 have been the drivers of positive movements in both margins and net interest income.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	March 31, 2023			March 31, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$25,346	$391	6.26%	$—	$—	—%
Loans, net of deferred fees (1) (2)	2,991,965	40,960	5.55%	2,360,782	$24,749	4.25%
Investment securities	246,402	1,584	2.61%	302,431	1,430	1.92%
Other earning assets	388,327	4,224	4.41%	466,952	406	0.35%
Total earning assets	3,652,040	47,159	5.24%	3,130,165	26,585	3.44%
Allowance for credit losses	(34,099)			(29,238)
Investments in mortgage affiliate - held for sale	—			—
Total non-earning assets	288,103			255,558
Total assets	$3,906,044			$3,356,485

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$722,584	$2,267	1.27%	$817,430	$666	0.33%
Money market accounts	824,541	4,801	2.36%	809,460	858	0.43%
Savings accounts	593,823	4,750	3.24%	224,716	149	0.27%
Time deposits	489,066	3,226	2.68%	350,368	700	0.81%
Total interest-bearing deposits	2,630,014	15,044	2.32%	2,201,974	2,373	0.44%
Borrowings	284,946	3,705	5.27%	171,293	1,358	3.22%
Total interest-bearing liabilities	2,914,960	18,749	2.61%	2,373,267	3,731	0.64%
Noninterest-bearing liabilities:
Demand deposits	556,479			545,530
Other liabilities	28,812			23,057
Total liabilities	3,500,251			2,941,854
Stockholders' equity	405,793			414,631
Total liabilities and stockholders' equity	$3,906,044			$3,356,485
Net interest income		$28,410			$22,854
Interest rate spread			2.63%			2.81%
Net interest margin			3.15%			2.96%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company recorded a provision for credit losses for the three months ended March 31, 2023 and 2022 of $5.2 million and $0.1 million, respectively. Of this provision in the first quarter of 2023, $4.8 million was due to charge-offs and additional reserve calculated in our normal reserve process for a portfolio of loans that includes a third-party credit enhancement. As a result, this portion of the provision is fully offset by a gain recorded in noninterest income due to credit enhancement and has no effect on net income. Excluding this provision amount, the provision for credit losses would have been $0.5 million at March 31, 2023. We had charge-offs totaling $4.4 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. There were recoveries totaling $0.4 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2023	2022	Change
Account maintenance and deposit service fees	$1,216	$1,351	$(135)
Income from bank-owned life insurance	420	375	45
Mortgage banking income	4,315	—	4,315
Gain on sale of loans	478	—	478
Credit enhancement income	4,886	—	4,886
Other noninterest income	217	364	(147)
Total noninterest income	$11,532	$2,090	$9,442

Noninterest income increased 452% to $11.5 million for the three months ended March 31, 2023, compared to $2.1 million for the three months ended March 31, 2022. The increase in noninterest income was primarily related to the $4.9 million of credit enhancement income and $4.3 million of mortgage banking income in the first quarter of 2023. The Company began accounting for certain third party credit enhancements on consumer lending during the third quarter of 2022 and purchased the mortgage platform in the second quarter of 2022. The increase in the credit enhancement income was due to the increase in charge-offs and allowance for credit losses experienced during the three months ending March 31, 2023 on the portfolio of loans for which we have received the credit enhancement. The increase in the mortgage banking income is due to the purchase of Primis Mortgage Company in May 2022 and the normal mortgage activities now reflected in our income statement during the first quarter, which included the fair value adjustments and gains on sales of mortgage loans held for sale.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2023	2022	Change
Salaries and benefits	$15,028	$9,625	$5,403
Occupancy expenses	1,445	1,457	(12)
Furniture and equipment expenses	1,577	1,100	477
Amortization of core deposit intangible	317	341	(24)
Virginia franchise tax expense	849	813	36
Data processing expense	2,251	1,490	761
Marketing expense	569	465	104
Telephone and communication expense	377	382	(5)
Net (gain) loss on other real estate owned	—	(59)	59
Professional fees	862	1,094	(232)
Credit enhancement costs	873	—	873
Other operating expenses	3,249	2,279	970
Total noninterest expenses	$27,397	$18,987	$8,410

Noninterest expenses were $27.4 million during the three months ended March 31, 2023, compared to $19.0 million during the three months ended March 31, 2022. The 44% increase in noninterest expenses was primarily due to a $5.4 million increase in employee compensation in the first quarter of 2023 related to increased head count at the Bank, Primis Mortgage and Panacea compared to 2022. The increase in noninterest expense during the three months ended March 31, 2023 was also attributable to a $0.8 million increase in data processing expense driven by substantially higher application volume on the digital deposit platform as a result of a savings account rate promotion offered during the quarter. Noninterest expense for the three months ended March 31, 2023 included $0.9 million of credit enhancement costs related to servicing and other expenses for a third-party managed loan portfolio due to significant growth in that loan portfolio during the quarter. A significant driver of the increased other non-interest expenses were higher expenses related to Primis Mortgage in the first quarter of 2023. Other notable drivers of the increase in other operating expenses in the quarter include higher FDIC insurance costs and increased fraud losses, primarily driven by increased check fraud activity. Increases in noninterest expense were offset by a decline in professional fees due to expenses associated with bringing certain V1BE activities in-house in the first quarter of 2022.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $4.21 billion as of March 31, 2023 and $3.57 billion as of December 31, 2022. Total cash and cash equivalents were $607.1 million as of March 31, 2023 and $77.9 million as of December 31, 2022. Investment securities decreased from $249.8 million as of December 31, 2022 to $244.6 million as of March 31, 2023. Total loans increased 3%, from $2.95 billion at December 31, 2022 to $3.04 billion at March 31, 2023. Total deposits were $3.67 billion at March 31, 2023, compared to $2.72 billion at December 31, 2022 and total equity was $400.3 million and $394.4 million at March 31, 2023 and December 31, 2022, respectively.

Stockholder’s equity balances increased $2.4 million from December 31, 2022 to March 31, 2023 as a result of a decrease in unrealized mark-to-market adjustments on the Company’s available-for-sale securities portfolio due to marginal increases in market interest rates during the first quarter of 2023. The Company has the intention to hold these securities until maturity or recovery of the value and does not anticipate realizing any losses on the investments.

Loans

Total loans were $3.04 billion and $2.95 billion at March 31, 2023 and December 31, 2022, respectively. PPP loans totaled $2.6 million at March 31, 2023 and $4.6 million at December 31, 2022, respectively. Excluding PPP loans, loans outstanding increased $96.9 million, or 3%, since December 31, 2022.

As of March 31, 2023 and December 31, 2022, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The composition of our loans held for investment portfolio consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$459,008	15.1%	$459,866	15.6%
Commercial real estate - non-owner occupied	576,065	18.9%	579,733	19.7%
Secured by farmland	6,092	0.2%	7,116	0.2%
Construction and land development	151,880	5.0%	148,690	5.0%
Residential 1-4 family	606,293	19.9%	609,694	20.7%
Multi- family residential	139,978	4.6%	140,321	4.8%
Home equity lines of credit	64,606	2.1%	65,152	2.2%
Total real estate loans	2,003,922	65.8%	2,010,572	68.2%

Commercial loans	545,834	17.9%	521,794	17.7%
Paycheck protection program loans	2,603	0.1%	4,564	0.2%
Consumer loans	485,252	15.9%	405,278	13.7%
Total Non-PCD loans	3,037,611	99.8%	2,942,208	99.8%
PCD loans	6,121	0.2%	6,628	0.2%
Total loans	$3,043,732	100.0%	$2,948,836	100.0%

The following table sets forth the contractual maturity ranges of our loans held for investment portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of March 31, 2023 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$34,006	$122,770	$17,621	$116,986	$2,336	$70,342	$94,947	$459,008
Commercial real estate - non-owner occupied	32,343	182,392	25,529	55,872	1,393	219,393	59,143	576,065
Secured by farmland	1,982	1,206	78	1,079	—	1,355	392	6,092
Construction and land development	97,144	35,342	11,562	5,335	807	1,655	35	151,880
Residential 1-4 family	19,500	49,985	7,825	53,020	74,645	371,901	29,417	606,293
Multi- family residential	8,526	57,132	20,460	19,019	—	27,708	7,133	139,978
Home equity lines of credit	9,977	1,182	11,750	5,037	71	36,589	-	64,606
Total real estate loans	203,478	450,009	94,825	256,348	79,252	728,943	191,067	2,003,922
Commercial loans	138,981	90,526	117,783	37,259	1,137	2,854	157,294	545,834
Paycheck protection program loans	24	2,369	—	—	—	—	210	2,603
Consumer loans	1,885	270,487	51,117	70,749	2,443	5	88,566	485,252
Total Non-PCD loans	344,368	813,391	263,725	364,356	82,832	731,802	437,137	3,037,611
PCD loans	3,098	1,353	—	1,129	400	141	-	6,121
Total loans	$347,466	$814,744	$263,725	$365,485	$83,232	$731,943	$437,137	$3,043,732

Asset Quality

While the impact of COVID-19 largely subsided in the first quarter of 2023, the residual effect of COVID-19 and its variants, as well as new risks emerging from geopolitical conflict, inflation, bank failures and the threat of a recession continue to cause economic instability and impacts our ability to evaluate our asset quality. Despite this economic uncertainty, our asset quality remained strong during the first quarter of 2023. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

Total calculated reserves increased by $1.2 million to $35.7 million at the end of March 31, 2023 compared to $34.5 million at December 31, 2022, primarily due to the $94.9 million in loan growth experienced in the first quarter of 2023.

The following table presents a comparison of nonperforming assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Nonaccrual loans	$33,397	$35,484
Loans past due 90 days and accruing interest	1,625	3,361
Total nonperforming assets	35,022	38,845

SBA guaranteed amounts included in nonperforming loans	$2,206	$3,969

Allowance for credit losses to total loans	1.17%	1.17%
Allowance for credit losses to nonaccrual loans	106.98%	97.35%
Allowance for credit losses to nonperforming loans	102.01%	88.93%
Nonaccrual to total loans	1.10%	1.20%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.78%	0.98%

Nonaccrual loans were $33.4 million (excluding $0.6 million of loans fully covered by SBA guarantees) at March 31, 2023, compared to $35.5 million (excluding $0.6 million of loans fully covered by SBA guarantees) at December 31, 2022, a decrease of 6%. A substantial portion of the Bank’s nonperforming assets are comprised of two relationships with a combined balance of approximately $27.0 million. A large residential property with a balance of approximately $8.0 million included in that total, continues to make sporadic payments and is current as of March 31, 2023. The other relationship, primarily consisting of assisted living facilities, is currently in the middle of a receiver-managed marketing process.

At March 31, 2023, our total substandard loans were $39.5 million. Included in the total substandard loans were SBA guarantees of $0.8 million. Special mention loans totaled $28.3 million at March 31, 2023. At December 31, 2022, our total substandard loans was $41.0 million. Included in the total substandard loans were SBA guarantees of $0.8 million. Special mention loans totaled $32.3 million at December 31, 2022.

For the quarter ended March 31, 2023, one loan from our residential 1-4 family loan portfolio on an amortized cost basis of $0.9 million, was modified to a borrower experiencing financial difficulty. This modification allowed a six month deferral of principal and interest of $0.1 million for the three months ended March 31, 2023, with contractual payments expected to resume in August of this year.  This loan, which has had no payment delinquencies since origination, represents only 0.15% of total loans in the secured by first liens pool.

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

Investment securities, available-for-sale and held-to-maturity, totaled $244.6 million at March 31, 2023, a decrease of 2% from $249.8 million at December 31, 2022.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available-for-sale investment securities are reported at fair value, and held-to-maturity investment securities are reported at amortized cost (in thousands).

	March 31,	December 31,
	2023	2022
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$101,917	$102,881
Obligations of states and political subdivisions	30,000	29,178
Corporate securities	14,078	14,828
Collateralized loan obligations	4,891	4,876
Residential government-sponsored collateralized mortgage obligations	25,635	26,595
Government-sponsored agency securities	15,100	14,616
Agency commercial mortgage-backed securities	34,597	37,417
SBA pool securities	5,250	5,924
Total	$231,468	$236,315

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$10,146	$10,522
Obligations of states and political subdivisions	2,722	2,721
Residential government-sponsored collateralized mortgage obligations	247	277
Total	$13,115	$13,520

We recognized an immaterial amount of credit impairment charges related to credit losses on our held-to-maturity investment securities during the three months ended March 31, 2023 and no credit losses during the three months ended March 31, 2022.

Deposits

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

Total deposits increased 35% to $3.67 billion at March 31, 2023 from $2.72 billion at December 31, 2022. The increase in deposits from year-end was primarily driven by the substantial growth in the Bank’s new digital deposit platform in the first quarter of 2023. The majority of the growth was in savings accounts with the remainder largely in NOW accounts. Savings accounts increased 295% from $245.7 million as of December 31, 2022 to $971.4 million at March 31, 2023.

NOW accounts increased 35% from $617.7 million at December 31, 2022 to $835.3 million at March 31, 2023. Our deposits are diversified in type and by underlying customer and lack significant concentrations to any type of customer (i.e. commercial, consumer, government) or industry.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $1.1 billion, or 31% of total deposits at March 31, 2023. Included in this amount are affiliate balances and collateralized deposits of public entities and state and local government agencies; adjusting for these categories, our uninsured and uncollateralized deposits are approximately 26% of our total deposits at March 31, 2023.

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

Liquidity and Funds Management

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. If our level of core deposits are not sufficient to fully fund our lending activities, we have access to funding from additional sources, including but not limited to borrowing from the Federal Home Loan Bank of Atlanta and institutional certificates of deposits. In addition, we maintain federal funds lines of credit with two correspondent banks, totaling $65 million, and utilize securities sold under agreements to repurchase (“repo”) and reverse repurchase agreement borrowings from approved securities dealers, as needed.

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and two year basis. These projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses.

At March 31, 2023, we had substantial liquidity on the balance sheet with cash and equivalents of $607 million versus $78 million at December 31, 2022 largely due to the growth in digital platform deposits described above.

At March 31, 2023 and December 31, 2022, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $13.9 million and $14.2 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

The balance in repo accounts at March 31, 2023 and December 31, 2022 was $4.3 million and $6.5 million, respectively.

We repaid our short-term FHLB advances of $325.0 million that were outstanding as of December 31, 2022 and matured in the first quarter of 2023.  As a result, we have all of our FHLB capacity available for future liquidity needs. At March 31, 2023, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $541.6 million from the FHLB.

In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) in response to recent industry disruption, offering loans with up to one year in maturity to eligible depository institutions in exchange for pledged collateral in the form of U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets. Borrowing capacity under the BTFP is based on the par value, not fair value, of the collateral. At March 31, 2023, we had securities available of $165.0 million for utilization with the BTFP, with no borrowings outstanding under the program at March 31, 2023.

The Bank also utilizes institutional and brokered certificates of deposit to supplement customer funding. At March 31, 2023, we had $100.0 million of brokered deposits outstanding. We had remaining brokered CD capacity under internal policy of approximately $321.0 million.

At March 31, 2023, we had $526.3 million of unfunded lines of credit and undisbursed construction loan funds, not all of which will ultimately be drawn. The amount of certificate of deposit accounts maturing in less than one year was $380.3 million as of March 31, 2023, including $100.0 million of brokered CDs. Management anticipates that funding requirements for these commitments can be met in the normal course.

As noted above, our uninsured and otherwise uncollateralized deposits were approximately 26% of total deposits, or $946.0 million. The combined availability under our various liquidity sources along with cash and equivalents on the balance sheet represented approximately 180% of uninsured and uncollateralized deposits at March 31, 2023.

As of March 31, 2023, Primis was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2023, Primis has no material commitments for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At March 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of March 31, 2023, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	March 31,	December 31,
	Purposes	Well Capitalized (1)	2023	2022
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.59%	9.68%
Common equity tier 1 capital ratio	4.50%	n/a	10.04%	10.30%
Tier 1 risk-based capital ratio	6.00%	n/a	10.36%	10.63%
Total risk-based capital ratio	8.00%	n/a	14.20%	14.57%

Primis Bank
Leverage ratio	4.00%	5.00%	10.21%	11.39%
Common equity tier 1 capital ratio	7.00%	6.50%	12.38%	12.64%
Tier 1 risk-based capital ratio	8.50%	8.00%	12.38%	12.64%
Total risk-based capital ratio	10.50%	10.00%	13.58%	13.84%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 5.58% at March 31, 2023, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well- capitalized under the regulatory framework for PCA.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2022. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1. Organization and Significant Accounting Policies” in Form 10-K for the year ended December 31, 2022. Disclosures regarding the effects of new accounting pronouncements are included in “Note 1. Accounting Policies” in this Form 10-Q. There have been no changes to the significant accounting policies during 2023.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of March 31, 2023 and December 31, 2022. All changes are within our Asset/Liability Risk Management Policy guidelines.

	Sensitivity of Economic Value of Equity
	As of March 31, 2023
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$345,671	$(26,491)	(7.12)%	10.14%	83.92%
Up 300	351,887	(20,275)	(5.45)%	10.33%	85.43%
Up 200	357,100	(15,062)	(4.05)%	10.48%	86.70%
Up 100	371,689	(473)	(0.13)%	10.91%	90.24%
Base	372,162	—	—%	10.92%	90.36%
Down 100	356,560	(15,602)	(4.19)%	10.46%	86.57%
Down 200	322,713	(49,449)	(13.29)%	9.47%	78.35%

	Sensitivity of Economic Value of Equity
	As of December 31, 2022
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$481,135	$(63,410)	(11.64)%	14.12%	116.81%
Up 300	496,136	(48,409)	(8.89)%	14.56%	120.46%
Up 200	510,807	(33,738)	(6.20)%	14.99%	124.02%
Up 100	534,163	(10,382)	(1.91)%	15.68%	129.69%
Base	544,545	—	—%	15.98%	132.21%
Down 100	539,297	(5,248)	(0.96)%	15.83%	130.94%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at March 31, 2023 and December 31, 2022 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines at March 31, 2023 and December 31, 2022.

	Sensitivity of Net Interest Income
	As of March 31, 2023
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$99,957	$(10,338)
Up 300	102,031	(8,264)
Up 200	104,100	(6,195)
Up 100	107,705	(2,590)
Base	110,295	—
Down 100	111,317	1,022
Down 200	110,329	34

	Sensitivity of Net Interest Income
	As of December 31, 2022
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$108,514	$(12,447)
Up 300	111,127	(9,834)
Up 200	113,730	(7,231)
Up 100	117,811	(3,150)
Base	120,961	—
Down 100	122,070	1,109
Down 200	120,687	(274)

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

(b) Changes in Internal Control over Financial Reporting. As a result of the acquisition of Primis Mortgage, the Company is continuously working to integrate Primis Mortgage into its internal control over financial reporting process. Except for the changes in connection with this integration of Primis Mortgage, there were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of March 31, 2023.

ITEM 1A – RISK FACTORS

There were no changes to the risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the addition of the item below.

Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.

The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional, as well as community banks like the Company. These developments have negatively impacted customer confidence in regional and community banks, which could prompt customers to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to Primis Bank, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As a result, Primis Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Primis Financial Corp.
(Registrant)

May 10, 2023	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

May 10, 2023	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer