Form 10-Q
period 2023-06-30
Primis Financial Corp.
filed 2023-08-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

Commission File No. 001-33037

PRIMIS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Virginia	20-1417448
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1676 International Drive, Suite 900

McLean, Virginia 22102

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

Yes ☐ No ☒

As of August 2, 2023, there were 24,686,764 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

June 30, 2023

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from financial institutions	$6,720	$6,868
Interest-bearing deposits in other financial institutions	94,148	70,991
Total cash and cash equivalents	100,868	77,859

Securities available-for-sale, at fair value (amortized cost of $256,101 and $269,036, respectively)	223,087	236,315

Securities held-to-maturity, at amortized cost (fair value of $11,369 and $12,449, respectively)	12,378	13,520

Loans held for sale, at fair value	57,704	27,626

Loans held for investment	3,173,638	2,946,637
Less: allowance for credit losses	(38,414)	(34,544)
Net loans	3,135,224	2,912,093

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	12,083	25,815
Bank premises and equipment, net	25,298	25,257
Assets held for sale	3,115	3,115
Operating lease right-of-use assets	10,707	5,335
Goodwill	104,609	104,609
Intangible assets, net	2,606	3,254
Bank-owned life insurance	67,985	67,201
Deferred tax assets, net	20,391	18,289
Other assets	72,438	49,211
Total assets	$3,848,493	$3,569,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$480,832	$582,556
Interest-bearing deposits:
NOW accounts	817,725	617,687
Money market accounts	850,359	811,365
Savings accounts	696,750	245,713
Time deposits	471,330	465,057
Total interest-bearing deposits	2,836,164	2,139,822
Total deposits	3,316,996	2,722,378

Securities sold under agreements to repurchase - short term	3,921	6,445
FHLB advances	—	325,000
Junior subordinated debt - long term	9,806	9,781
Senior subordinated notes - long term	85,647	85,531
Operating lease liabilities	11,546	5,767
Other liabilities	27,361	22,232
Total liabilities	3,455,277	3,177,134

Commitments and contingencies (See Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,690,064 and 24,680,097 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	246	246
Additional paid in capital	312,976	312,722
Retained earnings	106,075	105,247
Accumulated other comprehensive loss	(26,081)	(25,850)
Total stockholders' equity	393,216	392,365
Total liabilities and stockholders' equity	$3,848,493	$3,569,499

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$43,970	$26,337	$85,276	$51,060
Interest and dividends on taxable securities	1,449	1,340	2,932	2,665
Interest and dividends on tax exempt securities	102	105	203	210
Interest and dividends on other earning assets	7,158	448	11,382	854
Total interest and dividend income	52,679	28,230	99,793	54,789
Interest expense:
Interest on deposits	24,783	2,311	39,827	4,684
Interest on other borrowings	1,739	1,341	5,444	2,699
Total interest expense	26,522	3,652	45,271	7,383
Net interest income	26,157	24,578	54,522	47,406
Provision for credit losses	4,301	422	9,488	521
Net interest income after provision for credit losses	21,856	24,156	45,034	46,885

Noninterest income:
Account maintenance and deposit service fees	1,430	1,442	2,646	2,793
Income from bank-owned life insurance	394	378	814	753
Mortgage banking income	5,198	593	9,513	593
Gain on sale of loans	182	—	660	—
Credit enhancement income	1,152	—	6,038	—
Other noninterest income	130	217	347	581
Total noninterest income	8,486	2,630	20,018	4,720

Noninterest expenses:
Salaries and benefits	15,283	10,573	30,311	20,198
Occupancy expenses	1,593	1,418	3,038	2,875
Furniture and equipment expenses	1,852	1,128	3,429	2,228
Amortization of intangible assets	318	341	635	682
Virginia franchise tax expense	848	814	1,697	1,627
Data processing expense	2,828	1,293	5,079	2,783
Marketing expense	521	731	1,090	1,196
Telephone and communication expense	416	366	793	748
Net gain on other real estate owned	—	—	—	(59)
Loss on bank premises and equipment and assets held for sale	—	620	—	620
Professional fees	1,075	827	1,937	1,921
Credit enhancement costs	515	—	1,388	—
Other operating expenses	5,303	2,366	8,559	4,690
Total noninterest expenses	30,552	20,477	57,956	39,509
Income (loss) before income taxes	(210)	6,309	7,096	12,096
Income tax expense (benefit)	(22)	1,361	1,331	2,612
Net income (loss)	$(188)	$4,948	$5,765	$9,484
Other comprehensive loss:
Unrealized loss on available-for-sale securities	$(3,299)	$(10,723)	(293)	(24,099)
Tax benefit	(693)	(2,252)	(62)	(5,061)
Other comprehensive loss	(2,606)	(8,471)	(231)	(19,038)
Comprehensive income (loss)	$(2,794)	$(3,462)	$5,534	$(9,436)
Earnings (loss) per share, basic	$(0.01)	$0.20	$0.23	$0.39
Earnings (loss) per share, diluted	$(0.01)	$0.20	$0.23	$0.38

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance March 31, 2023	24,685,064	$246	$312,903	$108,732	$(23,475)	$398,406
Net loss	—	—	—	(188)	—	(188)
Changes in other comprehensive loss on investment securities (net of tax benefit, $693)	—	—	—	—	(2,606)	(2,606)
Dividends on common stock ($0.10 per share)	—	—	—	(2,469)	—	(2,469)
Restricted stock granted	5,000	—	—	—	—	—
Stock-based compensation expense	—	—	73	—	—	73
Balance - June 30, 2023	24,690,064	$246	$312,976	$106,075	$(26,081)	$393,216

	For the Three Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance March 31, 2022	24,622,739	$245	$311,872	$99,710	$(9,455)	$402,372
Net income	—	—	—	4,948	—	4,948
Changes in other comprehensive loss on investment securities (net of tax benefit, $2,252)	—	—	—	—	(8,471)	(8,471)
Dividends on common stock ($0.10 per share)	—	—	—	(2,465)	—	(2,465)
Stock option exercises	27,500	1	278	—	—	279
Repurchase of restricted stock	—	—	(2)	—	—	(2)
Stock-based compensation expense	—	—	92	—	—	92
Balance - June 30, 2022	24,650,239	$246	$312,240	$102,193	$(17,926)	$396,753

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

		For the Six Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance - December 31, 2022	24,680,097	$246	$312,722	$105,247	$(25,850)	$392,365
Net income	—	—	—	5,765	—	5,765
Changes in other comprehensive loss on investment securities (net of tax benefit, $62)	—	—	—	—	(231)	(231)
Dividends on common stock ($0.20 per share)	—	—	—	(4,937)	—	(4,937)
Shares retired to unallocated	(1,033)	—	—	—	—	—
Stock option exercises	8,000		85	—	—	85
Restricted stock granted	5,000	—	—	—	—	—
Restricted stock forfeited	(2,000)	—	—	—	—	—
Repurchase of restricted stock	—	—	(12)	—	—	(12)
Stock-based compensation expense	—	—	181	—	—	181
Balance - June 30, 2023	24,690,064	$246	$312,976	$106,075	$(26,081)	$393,216

		For the Six Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2021	24,574,619	$245	$311,127	$97,631	$1,112	$410,115
Net income	—	—	—	9,484	—	9,484
Changes in other comprehensive loss on investment securities (net of tax benefit, $5,061)	—	—	—	—	(19,038)	(19,038)
Dividends on common stock ($0.20 per share)	—	—	—	(4,922)	—	(4,922)
Shares retired to unallocated	(538)	—	—	—	—	—
Stock option exercises	27,500	1	278	—	—	279
Restricted stock granted	1,500	—	—	—	—	—
Repurchase of restricted stock	—	—	(8)	—	—	(8)
Stock-based compensation expense	—	—	843	—	—	843
Shares issued in lieu of bonus	47,158	—	—	—	—	—
Balance - June 30, 2022	24,650,239	$246	$312,240	$102,193	$(17,926)	$396,753

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$5,765	$9,484
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	4,547	3,515
Net amortization (accretion) of premiums and discounts	(635)	312
Provision for credit losses	9,488	521
Origination of loans held for sale	(301,161)	(26,998)
Proceeds from sale of loans held for sale	270,852	31,273
Net gains on mortgage banking	(9,513)	(593)
Net gains on sale of loans	(660)	—
Loss on bank premises and equipment and assets held for sale	—	620
Earnings on bank-owned life insurance	(784)	(753)
Gain on bank-owned life insurance death benefit	(30)	—
Stock-based compensation expense	181	843
Gain on other real estate owned	—	(59)
Credit enhancement income	(6,038)	—
Benefit for deferred income taxes	(2,040)	—
Net increase in other assets	(8,830)	(3,008)
Net increase (decrease) in other liabilities	4,345	(2,631)
Net cash and cash equivalents (used in) provided by operating activities	(34,513)	12,526
Investing activities:
Purchases of securities available-for-sale	(5,000)	(27,573)
Proceeds from paydowns, maturities and calls of securities available-for-sale	17,373	16,896
Proceeds from paydowns, maturities and calls of securities held-to-maturity	1,124	7,907
Net decrease of FRB and FHLB stock	13,732	2,581
Net increase in loans	(231,405)	(287,754)
Proceeds from bank-owned life insurance death benefit	873	138
Proceeds from sales of other real estate owned, net of improvements	—	181
Purchases of bank premises and equipment	(1,405)	(536)
Business acquisition, net of cash acquired	—	(4,554)
Net cash and cash equivalents used in investing activities	(204,708)	(292,714)
Financing activities:
Net (decrease) increase in deposits	594,618	(80,411)
Cash dividends paid on common stock	(4,937)	(4,922)
Proceeds from exercised stock options	85	279
Repurchase of restricted stock	(12)	(8)
Repayment of short-term FHLB advances, net of proceeds	—	(75,000)
Repayment of short-term borrowings	(325,000)	(19,254)
Increase (decrease) in securities sold under agreements to repurchase	(2,524)	58
Net cash and cash equivalents provided by (used in) financing activities	262,230	(179,258)
Net change in cash and cash equivalents	23,009	(459,446)
Cash and cash equivalents at beginning of period	77,859	530,167
Cash and cash equivalents at end of period	$100,868	$70,721
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$41,182	$7,698
Income taxes	$3,908	$1,556
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$5,372	$—

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

At June 30, 2023, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company, a residential mortgage lender headquartered in Wilmington, North Carolina, is also a consolidated subsidiary of Primis Bank.

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

Interest Rate Swaps

The Company is subject to interest rate risk exposure in the normal course of business through its core lending operations. Primarily to help mitigate interest rate risk associated with its loan portfolio, the Company entered into interest rate swaps in May 2023 with a large U.S. financial institution as the counterparty. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in benchmark interest rates, such as Prime or SOFR. Interest rate swaps subject the Company to market risk associated with changes in interest rates, changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. The Company’s interest rate swaps are pay-fixed and receive-floating whereby the Company receives a variable rate of interest based on SOFR.

The Company’s interest rate swaps meets the definition of a derivative instrument under ASC 815, Derivatives and Hedging, and is accounted for both initially and subsequently at its fair value. The Company assessed the derivative instrument at inception and determined it met the requirements under ASC 815 to be accounted for as a fair value hedge.  Fair value hedge relationships mitigate exposure to the change in fair value of the hedged risk in an asset, liability or firm commitment. The Company’s interest rate swaps are a fair value hedge that is accounted for using the portfolio layer method, which allows the Company to hedge the interest rate risk of prepayable loans by designating as the hedged item a stated amount of a closed portfolio of consumer loans that is expected to be outstanding for the designated hedge periods. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in interest income in the same income statement line item with the hedged item in the period in which the change in fair value occurs. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities, as applicable.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
(dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate assets	$440,935	$195,739	$(4,261)	$—	$—	$—

Revisions

During the second quarter of 2023, the Company discovered an employee loan fraud with total exposure of approximately $2.5 million. The fraud dated back to origination of several loans to an actual customer in 2010.

Management believes, on the advice of its counsel, its insurance broker and a third party forensic auditor, that the losses are recoverable under the Company’s insurance policies and is working through the claims process. The Company has evaluated the effect of the error, both qualitatively and quantitatively, and believes the impact to prior years is immaterial to each respective period assessed. However, the Company’s quantitative and qualitative assessments of the fraud losses on the projected 2023 annual earnings is expected to be material. Accordingly, the Company made the decision to revise the losses to the respective periods in which they were incurred in its future Form 10-Q and Form 10-K filings by revising those periods. For all of its future filings, the Company will revise opening retained earnings of the earliest period presented for losses incurred in periods prior to that and revise all prior periods presented in the filing for losses incurred related to the period. Accordingly, the Company has revised prior periods presented in this Form 10-Q to reflect the fraud losses in the respective period incurred, with any losses incurred prior to January 1, 2022 adjusted in the January 1, 2022 opening retained earnings balance. The revisions resulted in retained earnings as of January 1, 2022 being $2.0 million lower than previously reported in prior periods. Additionally, the revisions resulted in a decrease in loans held for investment of $2.0 million and a decrease in net income for the three and six months ended June 30, 2022, of $61 thousand and $118 thousand, respectively.

The table below discloses the net change (increase or (decrease)) included in all the consolidated statements of net income (loss) line items in this Form 10-Q, as a result of the revisions discussed above.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(dollars in thousands)	2022	2023	2022

Income Statement:
Effect to interest income	$(28)	$(45)	$(54)
Effect to noninterest expenses	47	7	92
Effect on income tax expense (benefit)	(14)	(230)	(28)
Net effect to net income (loss)	$(61)	$179	$(118)

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

In March 2022, FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method, to expand the current single-layer method of electing hedge accounting to allow multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method was renamed the portfolio layer method. The amendments in this update were effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted the update as it became applicable to us on May 11, 2023. The adoption of this standard did not have a material impact on the consolidated financial statements or disclosures.

2.      INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
June 30, 2023
Residential government-sponsored mortgage-backed securities	$113,816	$—	$(15,802)	$98,014
Obligations of states and political subdivisions	33,951	2	(4,280)	29,673
Corporate securities	16,000	—	(3,044)	12,956
Collateralized loan obligations	5,020	—	(119)	4,901
Residential government-sponsored collateralized mortgage obligations	30,813	—	(2,245)	28,568
Government-sponsored agency securities	16,243	—	(2,883)	13,360
Agency commercial mortgage-backed securities	35,374	—	(4,580)	30,794
SBA pool securities	4,884	10	(73)	4,821
Total	$256,101	$12	$(33,026)	$223,087

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2022
Residential government-sponsored mortgage-backed securities	$119,371	$1	$(16,491)	$102,881
Obligations of states and political subdivisions	34,103	2	(4,927)	29,178
Corporate securities	16,000	—	(1,172)	14,828
Collateralized loan obligations	5,022	—	(146)	4,876
Residential government-sponsored collateralized mortgage obligations	28,643	—	(2,048)	26,595
Government-sponsored agency securities	17,719	—	(3,103)	14,616
Agency commercial mortgage-backed securities	42,180	—	(4,763)	37,417
SBA pool securities	5,998	13	(87)	5,924
Total	$269,036	$16	$(32,737)	$236,315

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
June 30, 2023
Residential government-sponsored mortgage-backed securities	$9,753	$—	$(927)	$—	$8,826
Obligations of states and political subdivisions	2,388	1	(63)	—	2,326
Residential government-sponsored collateralized mortgage obligations	237	—	(20)	—	217
Total	$12,378	$1	$(1,010)	$—	$11,369

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2022
Residential government-sponsored mortgage-backed securities	$10,522	$—	$(1,007)	$—	$9,515
Obligations of states and political subdivisions	2,721	3	(46)	—	2,678
Residential government-sponsored collateralized mortgage obligations	277	—	(21)	—	256
Total	$13,520	$3	$(1,074)	$—	$12,449

Available-for-sale investment securities of $5.0 million were purchased during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, $5.0 million and $27.6 million, respectively of available-

for-sale investment securities were purchased. No held-to-maturity investments were purchased during the three and six months ended June 30, 2023 and 2022. No investment securities were sold during the three and six months ended June 30, 2023 and 2022.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2023, by contractual maturity were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$—	$—	$325	$324
Due in one to five years	10,024	9,121	1,124	1,121
Due in five to ten years	34,261	28,718	939	881
Due after ten years	26,929	23,051	—	—
Residential government-sponsored mortgage-backed securities	113,816	98,014	9,753	8,826
Residential government-sponsored collateralized mortgage obligations	30,813	28,568	237	217
Agency commercial mortgage-backed securities	35,374	30,794	—	—
SBA pool securities	4,884	4,821	—	—
Total	$256,101	$223,087	$12,378	$11,369

Investment securities with a carrying amount of approximately $193.3 million and $99.4 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of June 30, 2023, Primis had an immaterial allowance for credit losses on held-to-maturity securities.

The unrealized losses related to investment securities available-for-sale identified as of June 30, 2023 and December 31, 2022, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative and qualitative analysis in this determination. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit losses at June 30, 2023 and

December 31, 2022. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
June 30, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$4,796	$(281)	$93,218	$(15,521)	$98,014	$(15,802)
Obligations of states and political subdivisions	6,850	(84)	21,821	(4,196)	28,671	(4,280)
Corporate securities	5,591	(409)	7,365	(2,635)	12,956	(3,044)
Collateralized loan obligations	—	—	4,901	(119)	4,901	(119)
Residential government-sponsored collateralized mortgage obligations	13,910	(338)	14,658	(1,907)	28,568	(2,245)
Government-sponsored agency securities	—	—	13,360	(2,883)	13,360	(2,883)
Agency commercial mortgage-backed securities	—	—	30,794	(4,580)	30,794	(4,580)
SBA pool securities	—	—	3,009	(73)	3,009	(73)
Total	$31,147	$(1,112)	$189,126	$(31,914)	$220,273	$(33,026)

	Less than 12 months		12 Months or More		Total
June 30, 2023	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$586	$(35)	$8,240	$(892)	$8,826	$(927)
Obligations of states and political subdivisions	1,357	(17)	388	(46)	1,745	(63)
Residential government-sponsored collateralized mortgage obligations	58	(4)	159	(16)	217	(20)
Total	$2,001	$(56)	$8,787	$(954)	$10,788	$(1,010)

	Less than 12 months		12 Months or More		Total
December 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$23,484	$(2,268)	$79,283	$(14,223)	$102,767	$(16,491)
Obligations of states and political subdivisions	10,026	(388)	17,609	(4,539)	27,635	(4,927)
Corporate securities	14,828	(1,172)	—	—	14,828	(1,172)
Collateralized loan obligations	—	—	4,876	(146)	4,876	(146)
Residential government-sponsored collateralized mortgage obligations	22,343	(1,375)	4,252	(673)	26,595	(2,048)
Government-sponsored agency securities	1,484	(16)	13,132	(3,087)	14,616	(3,103)
Agency commercial mortgage-backed securities	13,031	(371)	24,386	(4,392)	37,417	(4,763)
SBA pool securities	529	(38)	3,243	(49)	3,772	(87)
Total	$85,725	$(5,628)	$146,781	$(27,109)	$232,506	$(32,737)

	Less than 12 months		12 Months or More		Total
December 31, 2022	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$9,457	$(1,002)	$58	$(5)	$9,515	$(1,007)
Obligations of states and political subdivisions	1,255	(46)	—	—	1,255	(46)
Residential government-sponsored collateralized mortgage obligations	75	(4)	181	(17)	256	(21)
Total	$10,787	$(1,052)	$239	$(22)	$11,026	$(1,074)

Changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2023 and 2022 are shown in the tables below. All amounts are net of tax (in thousands).

Unrealized Holding
Gains (Losses) on
For the three months ended June 30, 2023	Available-for-Sale
Beginning balance	$(23,475)
Current period other comprehensive income (loss)	(2,606)
Ending balance	$(26,081)

Unrealized Holding
Gains (Losses) on
For the three months ended June 30, 2022	Available-for-Sale
Beginning balance	$(9,455)
Current period other comprehensive income (loss)	(8,471)
Ending balance	$(17,926)

Unrealized Holding
Gains (Losses) on
For the six months ended June 30, 2023	Available-for-Sale
Beginning balance	$(25,850)
Current period other comprehensive income (loss)	(231)
Ending balance	$(26,081)

Unrealized Holding
Gains (Losses) on
For the six months ended June 30, 2022	Available-for-Sale
Beginning balance	$1,112
Current period other comprehensive income (loss)	(19,038)
Ending balance	$(17,926)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Loans held for sale	$57,704	$27,626
Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied	$447,407	$459,866
Commercial real estate - non-owner occupied	595,805	579,733
Secured by farmland	5,271	5,970
Construction and land development	175,073	148,690
Residential 1-4 family	591,938	609,694
Multi-family residential	133,754	140,321
Home equity lines of credit	62,808	65,152
Total real estate loans	2,012,056	2,009,426

Commercial loans	584,251	520,741
Paycheck Protection Program loans	2,143	4,564
Consumer loans	569,139	405,278
Total Non-PCD loans	3,167,589	2,940,009
PCD loans	6,049	6,628
Total loans held for investment	$3,173,638	$2,946,637

Accrued Interest Receivable

Accrued interest receivable on loans totaled $19.0 million and $13.7 million at June 30, 2023 and December 31, 2022, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of June 30, 2023 and December 31, 2022 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
June 30, 2023	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$83	$53	$—	$136	$447,271	$447,407
Commercial real estate - non-owner occupied	—	—	19,187	19,187	576,618	595,805
Secured by farmland	2	—	503	505	4,766	5,271
Construction and land development	41	—	—	41	175,032	175,073
Residential 1-4 family	2,277	904	715	3,896	588,042	591,938
Multi- family residential	101	—	—	101	133,653	133,754
Home equity lines of credit	670	294	254	1,218	61,590	62,808
Commercial loans	10,437	184	1,371	11,992	572,259	584,251
Paycheck Protection Program loans	7	—	1,775	1,782	361	2,143
Consumer loans	2,628	1,872	129	4,629	564,510	569,139
Total Non-PCD loans	16,246	3,307	23,934	43,487	3,124,102	3,167,589
PCD loans	443	—	1,242	1,685	4,364	6,049
Total	$16,689	$3,307	$25,176	$45,172	$3,128,466	$3,173,638

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2022	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$55	$—	$—	$55	$459,811	$459,866
Commercial real estate - non-owner occupied	290	169	19,641	20,100	559,633	579,733
Secured by farmland	—	—	—	—	5,970	5,970
Construction and land development	46	—	—	46	148,644	148,690
Residential 1-4 family	2,180	410	304	2,894	606,800	609,694
Multi- family residential	—	—	—	—	140,321	140,321
Home equity lines of credit	431	96	249	776	64,376	65,152
Commercial loans	39	—	2,956	2,995	517,746	520,741
Paycheck Protection Program loans	16	15	3,360	3,391	1,173	4,564
Consumer loans	2,079	1,421	200	3,700	401,578	405,278
Total Non-PCD loans	5,136	2,111	26,710	33,957	2,906,052	2,940,009
PCD loans	—	—	1,328	1,328	5,300	6,628
Total	$5,136	$2,111	$28,038	$35,285	$2,911,352	$2,946,637

The amortized cost, by class, of loans and leases on nonaccrual status at June 30, 2023 and December 31, 2022, were as follows (in thousands):

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
June 30, 2023	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$—	$491	$491	$491
Commercial real estate - non-owner occupied	19,187	—	19,187	1,323
Secured by farmland	503	2	505	505
Construction and land development	—	26	26	26
Residential 1-4 family	715	529	1,244	1,244
Home equity lines of credit	254	276	530	530
Commercial loans	1,371	60	1,431	61
Paycheck Protection Program loans	61	—	61	61
Consumer loans	129	444	573	573
Total Non-PCD loans	22,220	1,828	24,048	4,814
PCD loans	1,242	—	1,242	1,242
Total	$23,462	$1,828	$25,290	$6,056

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
December 31, 2022	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$—	$509	$509	$509
Commercial real estate - non-owner occupied	19,641	—	19,641	19,641
Secured by farmland	—	713	713	713
Construction and land development	—	29	29	29
Residential 1-4 family	304	8,995	9,299	9,299
Home equity lines of credit	249	301	550	550
Commercial loans	2,956	121	3,077	121
Paycheck Protection Program loans	—	4	4	4
Consumer loans	200	134	334	299
Total Non-PCD loans	23,350	10,806	34,156	31,165
PCD loans	1,328	—	1,328	1,328
Total	$24,678	$10,806	$35,484	$32,493

There were $1.7 million and $3.4 million of Paycheck Protection Program (“PPP”) loans greater than 90 days past due and still accruing at June 30, 2023 and December 31, 2022, respectively.

The following table presents nonaccrual loans as of June 30, 2023 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$491	$—	$—	$491
Commercial real estate - non-owner occupied	—	—		—	—	19,187	—	—	19,187
Secured by farmland	—	—	—	—	2	503	—	—	505
Construction and land development	—	—	—	—	—	26	—	—	26
Residential 1-4 family	—		—	—	—	981	—	263	1,244
Home equity lines of credit	—	—	—	—	—	54	457	19	530
Commercial loans	—	—	—	3	—	1,428	—	—	1,431
Paycheck Protection Program loans	—	—	—	61	—	—	—	—	61
Consumer loans	—	379	194	—	—	—	—	—	573
Total non-PCD nonaccruals	—	379	194	64	2	22,670	457	282	24,048
PCD loans	—	—	—	—	—	1,242	—	—	1,242
Total nonaccrual loans	$—	$379	$194	$64	$2	$23,912	$457	$282	$25,290

Interest received on nonaccrual loans was zero and $0.1 million for the three months ended June 30, 2023 and 2022, respectively and $0.01 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

For the quarter ended June 30, 2023, two loans from our owner occupied commercial real estate loan portfolio with an amortized cost basis of $0.4 million, were modified for a borrower experiencing financial difficulty. This modification resulted in reamortization of the balance of the notes over a 25 year period, while maintaining the original maturity dates of February and July 2027, respectively. Contractual payments for both notes, prior to modification, for the three month period would have totaled $0.03 million. The modified loans had no payment delinquencies in the second quarter of 2023 and represents 0.09% of our total owner occupied commercial real estate loans.

An existing modification performed in the first quarter of 2023, and was comprised of one loan with a $0.9 million amortized cost, which will resume contractual payments in August 2023. This existing modification has had no payment delinquencies since its modification and accounts for only 0.15% of our total 1-4 family residential loans.

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

Doubtful loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Primis had no loans classified as Doubtful at June 30, 2023 or December 31, 2022.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of June 30, 2023 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$21,276	$89,674	$61,730	$18,444	$21,553	$214,548	$2,832	$6,821	$436,878
Special Mention	—	—	220	—	—	5,081	—	—	5,301
Substandard	—	—	—	—	97	5,131	—	—	5,228
Doubtful	—	—	—	—	—	—	—	—	—
	$21,276	$89,674	$61,950	$18,444	$21,650	$224,760	$2,832	$6,821	$447,407
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.49	3.31	3.44	3.39	3.28	3.53	3.66	3.97	3.46
Commercial real estate - nonowner occupied
Pass	$1,472	$59,088	$120,978	$43,528	$41,039	$281,105	$1,884	$5,085	$554,179
Special Mention	—	—	—	1,548	—	20,291	—	601	22,440
Substandard	—	—	—	—	—	19,186	—	—	19,186
Doubtful	—	—	—	—	—	—	—	—	—
	$1,472	$59,088	$120,978	$45,076	$41,039	$320,582	$1,884	$5,686	$595,805
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.15	3.27	3.08	3.83	3.95	3.84	2.86	3.21	3.63
Secured by farmland
Pass	$514	$—	$13	$108	$—	$3,627	$328	$176	$4,766
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2	503	—	—	505
Doubtful	—	—	—	—	—	—	—	—	—
	$514	$—	$13	$108	$2	$4,130	$328	$176	$5,271
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	4.00	4.00	6.00	4.02	3.92	3.12	3.97
Construction and land development
Pass	$15,392	$61,912	$71,105	$544	$2,522	$21,805	$807	$9	$174,096
Special Mention	—	—	—	—	—	951	—	—	951
Substandard	—	—	—	—	—	26	—	—	26
Doubtful	—	—	—	—	—	—	—	—	—
	$15,392	$61,912	$71,105	$544	$2,522	$22,782	$807	$9	$175,073
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.55	3.21	3.39	3.39	3.29	3.57	3.37	4.00	3.36
Residential 1-4 family
Pass	$12,664	$153,892	$154,811	$42,560	$57,486	$162,489	$1,908	$2,736	$588,546
Special Mention	—	—	—	—	—	179	—	—	179
Substandard	—	—	—	—	118	2,363	—	732	3,213
Doubtful	—	—	—	—	—	—	—	—	—
	$12,664	$153,892	$154,811	$42,560	$57,604	$165,031	$1,908	$3,468	$591,938
Current period gross charge offs	$—	$—	$—	$—	$94	$—	$—	$—	$94
Weighted average risk grade	3.16	3.08	3.04	3.07	3.07	3.22	3.92	3.64	3.12
Multi- family residential
Pass	$—	$8,257	$21,678	$18,045	$6,997	$76,520	$649	$648	$132,794
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	669	—	291	960
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$8,257	$21,678	$18,045	$6,997	$77,189	$649	$939	$133,754
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.69	3.00	3.90	3.00	3.41	4.00	4.62	3.42
Home equity lines of credit
Pass	$75	$492	$423	$50	$52	$3,201	$57,009	$880	$62,182
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	54	553	19	626
Doubtful	—	—	—	—	—	—	—	—	—
	$75	$492	$423	$50	$52	$3,255	$57,562	$899	$62,808
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.89	3.05	3.93	3.11
Commercial loans
Pass	$116,586	$283,911	$54,530	$6,648	$2,888	$28,008	$81,285	$6,947	$580,803
Special Mention	—	—	—	12	144	—	1,311	360	1,827
Substandard	—	—	—	3	66	1,552	—	—	1,621
Doubtful	—	—	—	—	—	—	—	—	—
	$116,586	$283,911	$54,530	$6,663	$3,098	$29,560	$82,596	$7,307	$584,251
Current period gross charge offs	$—	$—	$—	$—	$—	$1,590	$—	$—	$1,590
Weighted average risk grade	2.74	3.01	3.36	3.36	3.98	3.47	3.20	3.82	3.06

									Revolving
									Loans
								Revolving	Converted
	2023	2022	2021	2020		2019	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$1,115		$967	$—	$—	$—	$—	$2,082
Special Mention	—	—	—		61	—	—	—	—	61
Substandard	—	—	—		—	—	—	—	—	—
Doubtful	—	—	—		—	—	—	—	—	—
	$—	$—	$1,115		$1,028	$—	$—	$—	$—	$2,143
Current period gross charge offs	$—	$—	$—	$		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	2.00		2.24	N/A	N/A	N/A	N/A	2.11
Consumer loans
Pass	$281,151	$248,630	$26,879		$1,209	$200	$4,176	$5,872	$186	$568,303
Special Mention	—	—	—		—	—	67	—	—	67
Substandard	—	382	387		—	—	—	—	—	769
Doubtful	—	—	—		—	—	—	—	—	—
	$281,151	$249,012	$27,266		$1,209	$200	$4,243	$5,872	$186	$569,139
Current period gross charge offs	$—	$3,729	$751		$—	$—	$—	$—	$—	$4,480
Weighted average risk grade	3.50	2.70	3.67		3.99	3.97	4.02	2.93	4.00	3.16
PCD
Pass	$—	$—	$—		$—	$—	$2,908	$—	$—	$2,908
Special Mention	—	—	—		—	—	1,618	—	—	1,618
Substandard	—	—	—		—	—	1,523	—	—	1,523
Doubtful	—	—	—		—	—	—	—	—	—
	$—	$—	$—		$—	$—	$6,049	$—	$—	$6,049
Current period gross charge offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A		N/A	N/A	4.67	N/A	N/A	4.67
Total	$449,130	$906,238	$513,869		$133,727	$133,164	$857,581	$154,438	$25,491	$3,173,638
Current period gross charge offs	$—	$3,729	$751		$—	$94	$1,590	$—	$—	$6,164
Weighted average risk grade	3.29	3.00	3.21		3.50	3.40	3.59	3.16	3.73	3.29

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2022 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$116,545	$58,202	$19,178	$21,985	$27,397	$202,484	$3,389	$6,740	$455,920
Special Mention	—	—	—	—	—	988	—	—	988
Substandard	—	—	—	—	—	2,958	—	—	2,958
Doubtful	—	—	—	—	—	—	—	—	—
	$116,545	$58,202	$19,178	$21,985	$27,397	$206,430	$3,389	$6,740	$459,866
Weighted average risk grade	3.25	3.45	3.38	3.27	3.43	3.50	3.52	3.96	3.42
Commercial real estate - nonowner occupied
Pass	$28,128	$126,291	$44,696	$41,631	$55,702	$228,735	$4,173	$3,065	$532,421
Special Mention	—	—	1,566	—	926	24,580	—	601	27,673
Substandard	—	—	—	—	13,066	6,573	—	—	19,639
Doubtful	—	—	—	—	—	—	—	—	—
	$28,128	$126,291	$46,262	$41,631	$69,694	$259,888	$4,173	$3,666	$579,733
Weighted average risk grade	3.36	3.16	3.82	3.95	4.01	3.82	2.87	3.33	3.68
Secured by farmland
Pass	$141	$16	$110	$—	$—	$2,279	$1,697	$85	$4,328
Special Mention	—	—	—	—	—	649	—	112	761
Substandard	—	—	—	6	—	875	—	—	881
Doubtful	—	—	—	—	—	—	—	—	—
	$141	$16	$110	$6	$—	$3,803	$1,697	$197	$5,970
Weighted average risk grade	4.00	4.00	4.00	6.00	N/A	4.20	3.98	3.70	4.13
Construction and land development
Pass	$44,253	$73,226	$847	$3,006	$6,937	$19,553	$822	$17	$148,661
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	29	—	—	29
Doubtful	—	—	—	—	—	—	—	—	—
	$44,253	$73,226	$847	$3,006	$6,937	$19,582	$822	$17	$148,690
Weighted average risk grade	3.21	3.06	3.60	3.42	3.17	3.69	3.36	4.00	3.20
Residential 1-4 family
Pass	$152,178	$157,233	$43,812	$61,268	$40,707	$138,782	$1,837	$3,437	$599,254
Special Mention	—	—	—	—	—	30	—	—	30
Substandard	285	—	—	8,099	—	1,310	—	716	10,410
Doubtful	—	—	—	—	—	—	—	—	—
	$152,463	$157,233	$43,812	$69,367	$40,707	$140,122	$1,837	$4,153	$609,694
Weighted average risk grade	3.09	3.04	3.07	3.41	3.13	3.23	3.92	3.54	3.15
Multi- family residential
Pass	$9,953	$21,927	$18,338	$7,064	$1,804	$75,370	$4,192	$676	$139,324
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	702	—	295	997
Doubtful	—	—	—	—	—	—	—	—	—
	$9,953	$21,927	$18,338	$7,064	$1,804	$76,072	$4,192	$971	$140,321
Weighted average risk grade	3.58	3.00	3.90	3.00	3.21	3.31	4.00	4.61	3.37
Home equity lines of credit
Pass	$463	$431	$52	$63	$230	$4,093	$58,312	$957	$64,601
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	54	476	21	551
Doubtful	—	—	—	—	—	—	—	—	—
	$463	$431	$52	$63	$230	$4,147	$58,788	$978	$65,152
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.94	3.05	3.89	3.12
Commercial loans
Pass	$295,459	$59,642	$7,332	$6,658	$9,228	$19,830	$100,407	$17,381	$515,937
Special Mention	—	396	64	74	—	—	519	388	1,441
Substandard	—	—	5	90	—	1,678	1,590	—	3,363
Doubtful	—	—	—	—	—	—	—	—	—
	$295,459	$60,038	$7,401	$6,822	$9,228	$21,508	$102,516	$17,769	$520,741
Weighted average risk grade	3.14	3.41	3.38	3.90	3.42	3.70	3.47	3.33	3.29
Paycheck Protection Program loans
Pass	$—	$2,119	$2,435	$—	$—	$—	$—	$—	$4,554
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	10	—	—	—	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$2,129	$2,435	$—	$—	$—	$—	$—	$4,564
Weighted average risk grade	N/A	2.02	2.00	N/A	N/A	N/A	N/A	N/A	2.01

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Consumer loans
Pass	$365,842	$29,184	$1,493	$340	$534	$4,319	$2,918	$—	$404,630
Special Mention	—	—	—	—	—	65	—	—	65
Substandard	70	513	—	—	—	—	—	—	583
Doubtful	—	—	—	—	—	—	—	—	—
	$365,912	$29,697	$1,493	$340	$534	$4,384	$2,918	$—	$405,278
Weighted average risk grade	3.24	3.74	3.99	3.98	4.00	4.02	3.81	N/A	3.30
PCD
Pass	$—	$—	$—	$—	$—	$3,692	$—	$—	$3,692
Special Mention	—	—	—	—	—	1,320	—	—	1,320
Substandard	—	—	—	—	—	1,616	—	—	1,616
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$6,628	$—	$—	$6,628
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.54	N/A	N/A	4.54
Total	$1,013,317	$529,190	$139,928	$150,284	$156,531	$742,564	$180,332	$34,491	$2,946,637
Weighted average risk grade	3.20	3.19	3.48	3.54	3.60	3.57	3.35	3.53	3.36

Revolving loans that converted to term during the reported periods were as follows (in thousands):

	For the three months ended June 30, 2023	For the six months ended June 30, 2023
Commercial real estate - owner occupied	$214	$214
Commercial real estate - non-owner occupied	—	2,057
Secured by farmland	—	—
Construction and land development	—	—
Residential 1-4 family	142	142
Multi- family residential	—	—
Home equity lines of credit	—	—
Commercial loans	—	186
Paycheck Protection Program loans	—	—
Consumer loans	—	—
Total loans	$356	$2,599

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $0.3 million and $0.1 million at June 30, 2023 and December 31, 2022, respectively.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of June 30, 2023 and December 31, 2022, calculated in accordance with the current expected credit losses (“CECL”) methodology (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
June 30, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,747	$6,360	$3	$914	$4,067	$1,641	$307	$5,225	$7,011	$—	$30,275
Q-factor and other qualitative adjustments	268	625	29	372	385	352	19	855	5	—	2,910
Specific allocations	—	2,454	—	—	—	—	—	843	—	1,932	5,229
Total	$5,015	$9,439	$32	$1,286	$4,452	$1,993	$326	$6,923	$7,016	$1,932	$38,414

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$5,297	$6,652	$4	$997	$3,579	$1,814	$310	$5,006	$3,851	$—	$27,510
Q-factor and other qualitative adjustments	261	495	21	376	512	387	19	654	2	—	2,727
Specific allocations	—	—	—	—	—	—	—	2,193	42	2,072	4,307
Total	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three months ended June 30, 2023 and 2022 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Three Months Ended June 30, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,274	$7,161	$21	$1,280	$4,343	$2,087	$350	$6,464	$6,802	$1,945	$35,727
Provision (recovery)	(259)	2,278	11	6	203	(94)	(19)	468	1,720	(13)	4,301
Charge offs	—	—	—	—	(94)	—	(7)	(10)	(1,629)	—	(1,740)
Recoveries	—	—	—	—	—	—	2	1	123	—	126
Ending balance	$5,015	$9,439	$32	$1,286	$4,452	$1,993	$326	$6,923	$7,016	$1,932	$38,414

Three Months Ended June 30, 2022
Allowance for credit losses:
Beginning balance	$4,173	$8,913	$49	$1,029	$3,888	$2,289	$376	$5,466	$1,025	$2,171	$29,379
Provision (recovery)	142	(1,498)	—	(5)	384	(129)	(14)	962	625	(45)	422
Charge offs	(14)	—	—	—	—	—	—	—	(84)	—	(98)
Recoveries	—	502	—	—	—	—	1	—	3	—	506
Ending balance	$4,301	$7,917	$49	$1,024	$4,272	$2,160	$363	$6,428	$1,569	$2,126	$30,209

Activity in the allowance for credit losses by class of loan for the six months ended June 30, 2023 and 2022 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Six Months Ended June 30, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544
Provision (recovery)	(543)	2,292	7	(199)	469	(208)	2	845	6,963	(140)	9,488
Charge offs	—	—	—	—	(269)	—	(7)	(1,776)	(4,112)	—	(6,164)
Recoveries	—	—	—	112	161	—	2	1	270	—	546
Ending balance	$5,015	$9,439	$32	$1,286	$4,452	$1,993	$326	$6,923	$7,016	$1,932	$38,414

Six Months Ended June 30, 2022
Allowance for credit losses:
Beginning balance	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$29,105
Provision (recovery)	(247)	(1,613)	(7)	26	627	(1,120)	(61)	2,170	901	(155)	521
Charge offs	(14)	—	—	—	—	—	(14)	—	(131)	—	(159)
Recoveries	—	502	—	—	57	—	1	170	12	—	742
Ending balance	$4,301	$7,917	$49	$1,024	$4,272	$2,160	$363	$6,428	$1,569	$2,126	$30,209

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

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$5,073	$—	$2,795	$—
Commercial real estate - non-owner occupied	19,187	2,454	19,641	—
Secured by farmland	503	—	525	—
Construction and land development	—	—	—	—
Residential 1-4 family	1,655	—	9,636	—
Multi- family residential	960	—	996	—
Home equity lines of credit	—	—	21	—
Commercial loans	1,369	843	2,979	2,193
Consumer loans	—	—	259	42
Total non-PCD loans	28,747	3,297	36,852	2,235
PCD loans	6,051	1,932	6,628	2,072
Total loans	$34,798	$5,229	$43,480	$4,307

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$98,014	$—	$98,014	$—
Obligations of states and political subdivisions	29,673	—	29,673	—
Corporate securities	12,956	—	12,956	—
Collateralized loan obligations	4,901	—	4,901	—
Residential government-sponsored collateralized mortgage obligations	28,568	—	28,568	—
Government-sponsored agency securities	13,360	—	13,360	—
Agency commercial mortgage-backed securities	30,794	—	30,794	—
SBA pool securities	4,821	—	4,821	—
	223,087	—	223,087	—
Loans held for investment	195,739	—	—	195,739
Loans held for sale	57,704	—	57,704	—
Mortgage banking financial assets	269	—	—	269
Derivative assets	2,032	—	2,032	—
Interest rate swaps	4,232	—	4,232	—
Total assets	$483,063	$—	$287,055	$196,008

Liabilities:
Derivative liabilities	$126	$—	$—	$—
Total liabilities	$126	$—	$—	$—

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$102,881	$—	$102,881	$—
Obligations of states and political subdivisions	29,178	—	29,178	—
Corporate securities	14,828	—	14,828	—
Collateralized loan obligations	4,876	—	4,876	—
Residential government-sponsored collateralized mortgage obligations	26,595	—	26,595	—
Government-sponsored agency securities	14,616	—	14,616	—
Agency commercial mortgage-backed securities	37,417	—	37,417	—
SBA pool securities	5,924	—	5,924	—
	236,315	—	236,315	—
Loans held for sale	27,626	—	27,626	—
Mortgage banking financial assets	21	—	—	21
Derivative assets	1,410	—	1,386	24
Total assets	$265,372	$—	$265,327	$45

Liabilities:
Mortgage banking financial liabilities	$4	$—	$—	$4
Derivative liabilities	122	—	115	7
Total liabilities	$126	$—	$115	$11

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$34,408	$—	$—	$34,408
Assets held for sale	3,115	—	—	3,115

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$47,832	$—	$—	$47,832
Assets held for sale	3,115	—	—	3,115

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		June 30, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$100,868	$100,868	$77,859	$77,859
Securities available-for-sale	Level 2	223,087	223,087	236,315	236,315
Securities held-to-maturity	Level 2	12,378	11,369	13,520	12,449
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	12,083	12,083	25,815	25,815
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 3	3,135,224	2,995,950	2,912,093	2,809,163
Loans held for sale	Level 2	57,704	57,704	27,626	27,626
Accrued interest receivable	Level 2	20,238	20,238	14,938	14,938
Mortgage banking financial assets	Level 3	269	269	21	21
Derivative assets	Level 2 and 3	2,032	2,032	1,410	1,410
Interest rate swaps	Level 2	4,232	4,232	—	—
Credit enhancement	Level 2	4,247	4,247	1,504	1,504
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,298,557	$1,298,557	$1,200,243	$1,200,243
Money market and savings accounts	Level 2	1,547,109	1,547,109	1,057,078	1,057,078
Time deposits	Level 3	471,330	468,551	465,057	462,376
Securities sold under agreements to repurchase	Level 1	3,921	3,921	6,445	6,445
FHLB advances	Level 1	—	—	325,000	325,000
Junior subordinated debt	Level 2	9,806	9,018	9,781	9,181
Senior subordinated notes	Level 2	85,647	83,123	85,531	84,347
Accrued interest payable	Level 2	7,350	7,350	3,261	3,261
Mortgage banking financial liabilities	Level 3	—	—	4	4
Derivative liabilities	Level 2 and 3	126	126	122	122

Carrying amount is the estimated fair value for cash and cash equivalents, loans held for sale, accrued interest receivable and payable, mortgage banking financial assets and liabilities, derivative assets and liabilities, interest rate swaps, demand deposits, savings accounts, money market accounts and FHLB advances and securities sold under agreements to repurchase.

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

5.      LEASES

The Company leases certain premises under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At June 30, 2023 and December 31, 2022, the Company had operating lease liabilities totaling $11.5 million and $5.8 million, respectively, and right-of-use assets totaling $10.7 million and $5.3 million, respectively, related to these leases. Operating lease liabilities and right-of-use assets are reflected in our consolidated balance sheets. We do not currently have any financing leases. For the three months ended June 30, 2023 and 2022, our net operating lease costs were $0.6 million and $0.4 million, respectively and for the six months ended June 30, 2023 and 2022, our net operating lease costs were $1.2 million and $1.0 million, respectively. These net operating lease costs are reflected in occupancy expenses on our consolidated statements of income and comprehensive income (loss).

The following table presents other information related to our operating leases:

	For the Six Months Ended
(in thousands except for percent and period data)	June 30, 2023	June 30, 2022
Other information:
Weighted-average remaining lease term - operating leases, in years	7.5	4.5
Weighted-average discount rate - operating leases	3.8%	2.8%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	June 30, 2023
Lease payments due:
2023	$1,019
2024	1,829
2025	1,683
2026	1,657
2027	1,635
Thereafter	5,729
Total lease payments	13,552
Less: imputed interest	(2,006)
Lease liabilities	$11,546

     As of June 30, 2023, the Company had one operating lease that has not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

6.     DEBT AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased, Federal Reserve Board Discount Window and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at June 30, 2023 and December 31, 2022 was $3.9 million and $6.5 million, respectively.

At June 30, 2023 and December 31, 2022, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $4.6 million and $14.2 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

We repaid our short-term FHLB advances of $325.0 million that were outstanding as of December 31, 2022 and matured in the first quarter of 2023. As a result, we have all of our FHLB capacity available for future liquidity needs. At June 30, 2023, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $580.8 million from the FHLB.

In June 2023, the Bank began participating in the Federal Reserve discount window borrowing program. At June 30, 2023, the Bank had borrowing capacity of $489.6 million within the program.

In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) in response to industry disruption, offering loans with up to one year in maturity to eligible depository institutions in exchange for pledged collateral in the form of U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets. Borrowing capacity under the BTFP is based on the par value, not fair value, of the collateral. At June 30, 2023, we had securities available of $138.0 million for utilization with the BTFP, with no borrowings outstanding under the program at June 30, 2023.

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. At June 30, 2023 and December 31, 2022, there was $10.3 million outstanding, net of approximately $0.5 million of debt issuance costs. As of June 30, 2023 and December 31, 2022, the interest rate payable on the trust preferred securities was 8.46% and 7.69%, respectively. At June 30, 2023, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. Interest is currently payable at an annual floating rate equal to three-month LIBOR plus a spread of 3.95% until maturity or early redemption. At June 30, 2023, 60% of these notes qualified as Tier 2 capital.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. Interest is payable at an initial annual fixed rate of 5.40% and after September 1, 2025, at a floating rate equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 531 basis points. At June 30, 2023, all of these notes qualified as Tier 2 capital.

At June 30, 2023 and December 31, 2022, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1.4 million and $1.5 million, respectively.

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

A summary of stock option activity for the six months ended June 30, 2023 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	203,300	$11.41	1.3	$102
Expired	(113,500)
Exercised	(8,000)
Options outstanding, end of period	81,800	$11.49	2.1	—

Exercisable at end of period	81,800	$11.49	2.1	$—

There was no stock-based compensation expense associated with stock options for the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for the six months ended June 30, 2023 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	68,700	$14.24	2.4
Granted	5,000	7.58
Vested	(21,350)	14.28
Forfeited	(2,000)	15.43
Unvested restricted stock outstanding, end of period	50,350	$13.51	2.4

Stock-based compensation expense for time vested restricted stock awards totaled $0.1 million for the three months ended both June 30, 2023 and 2022, and $0.1 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, unrecognized compensation expense associated with restricted stock awards was $0.5 million, which is expected to be recognized over a weighted average period of 2.4 years.

A summary of performance-based restricted stock units (the “Units”) for the six months ended June 30, 2023 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	153,960	$13.02	3.6
Granted	—	—
Vested	—	—
Unvested Units outstanding, end of period	153,960	13.02	2.6

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

The Company did not recognize any stock-based compensation expense associated with these Units for the three and six months ended June 30, 2023 and 2022 because it is not probable that these Units will vest. The potential unrecognized compensation expense associated with these Units was $3.0 million and $1.3 million at June 30, 2023 and 2022, respectively.

8.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $10.7 million as of both June 30, 2023 and December 31, 2022.

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2023	2022
Balance as of January 1	$1,416	$977
Credit loss expense (recovery)	(143)	92
Balance as of June 30,	$1,273	$1,069

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

We had $81.5 million of Primis mortgage loan commitments outstanding as of June 30, 2023, all of which contractually expire within thirty years.

At June 30, 2023 and December 31, 2022, we had unfunded lines of credit and undisbursed construction loan funds totaling $495.4 million and $540.6 million, respectively, not all of which will ultimately be drawn. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate. The amount of certificate of deposit accounts maturing in less than one year was $379.6 million as of June 30, 2023, including $75.0 million of brokered CDs. Management anticipates that funding requirements for these commitments can be met in the normal course.

Primis also had commitments on the subscription agreements entered into for investments in non-marketable equity securities of $2.4 million and $3.2 million at June 30, 2023 and December 31, 2022, respectively.

9.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2023
Basic EPS	$(188)	24,639	$(0.01)
Effect of dilutive stock options and unvested restricted stock	—	—	—
Diluted EPS	$(188)	24,639	$(0.01)

For the three months ended June 30, 2022
Basic EPS	$4,948	24,563	$0.20
Effect of dilutive stock options and unvested restricted stock	—	118	—
Diluted EPS	$4,948	24,681	$0.20

For the six months ended June 30, 2023
Basic EPS	$5,765	24,632	$0.23
Effect of dilutive stock options and unvested restricted stock	—	53	—
Diluted EPS	$5,765	24,685	$0.23

For the six months ended June 30, 2022
Basic EPS	$9,484	24,534	$0.39
Effect of dilutive stock options and unvested restricted stock	—	132	(0.01)
Diluted EPS	$9,484	24,666	$0.38

The Company had 81,800 anti-dilutive options as of June 30, 2023 and did not have any anti-dilutive options as of June 30, 2022.

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

	As of and for the three months ended June 30, 2023			As of and for the six months ended June 30, 2023
	Primis Mortgage	Primis Bank	Consolidated	Primis Mortgage	Primis Bank	Consolidated

Interest income	$701	$51,978	$52,679	$1,097	$98,696	$99,793
Interest expense	—	26,522	26,522	—	45,271	45,271
Net interest income	701	25,456	26,157	1,097	53,425	54,522
Provision for credit losses	—	4,301	4,301	—	9,488	9,488
Noninterest income	5,217	3,269	8,486	9,532	10,486	20,018
Noninterest expense	5,271	25,281	30,552	10,259	47,697	57,956
Income (loss) before income taxes	647	(857)	(210)	370	6,726	7,096
Income tax expense (benefit)	162	(184)	(22)	96	1,235	1,331
Net income (loss)	$485	$(673)	$(188)	$274	$5,491	$5,765
Assets	$63,563	$3,784,930	$3,848,493	$63,563	$3,784,930	$3,848,493

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our annual report on Form 10-K for the year ended December 31, 2022. Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 for the consolidated statements of income (loss) and comprehensive income (loss). For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2023 compared to December 31, 2022. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, and the other reports we file with the Securities and Exchange Commission, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	potential impacts of the recent adverse developments in the banking industry highlighted by high-profile bank failures, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto;
●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	our ability to recover certain losses related to fraudulent loans under the Company's insurance policies and to successfully complete the claims process and minimize the financial impact of these loans;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial and Life Premium Finance Divisions, new digital banking platform, V1BE fulfillment service and Primis Mortgage Company as well as our cost saving project to reduce administrative and branch expenses;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;

●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the possibility that the U.S. could default on its debt obligations and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, including the current Ukraine/Russia conflict, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder, including the impact of the adoption of the current expected credit losses (“CECL”) methodology;
●	failure to maintain effective internal controls and procedures;

●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

OVERVIEW

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. At June 30, 2023, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”). Primis Mortgage Company, a residential mortgage lender headquartered in Wilmington, North Carolina, is also a consolidated subsidiary of Primis Bank.

As part of a cost saving initiative, the Bank plans to consolidate eight branch locations, reducing total branches from thirty-two to twenty-four, with an expected effective date of October 31, 2023.

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

Current Economic Environment

The U.S. economy expanded in the second quarter of 2023, with Real Gross Domestic Product growing by an annualized 2.4%. According to the U.S. Bureau of Labor and Statistics, the rate of unemployment was relatively stable compared to year end at 3.5% in July 2023. The Federal Reserve (the “Fed”) has now raised rates 525 bps in total since March of 2022, a pace that has not been experienced in more than 40 years. This rate level is continuing to put strong margin pressure on all banks, including Primis, as the cost of deposits is increasing while many loans are fixed due to borrowers locking in historic low rates in the past few years. Inflation, while beginning to show signs of moderating, remains higher than the Fed’s long term target rate. This has resulted in the Fed continuing to raise borrowing rates in an attempt to get inflation to its 2% target rate. The path of future rate hikes by the Fed is uncertain as it indicated their rate decisions going forward will be data-dependent, which could result in additional increases in the second half of 2023.

Further, on August 1, 2023, Fitch Ratings downgraded the United States of America's Long-Term Foreign-Currency Issuer Default Rating to 'AA+' from 'AAA', citing expected fiscal deterioration over the next three years, a high and growing general government debt burden, and the erosion of governance relative to 'AA' and 'AAA' rated peers over the last two decades that has manifested in repeated debt limit standoffs and last-minute resolutions. The full extent of the impact of these factors is uncertain and may have a negative impact on the U.S. economy, including the possibility of an economic recession in the near or mid-term.

FINANCIAL HIGHLIGHTS

●	Net loss for the three months ended June 30, 2023 totaled $0.2 million, or $0.01 basic and diluted loss per share, compared to net income of $5.0 million, or $0.20 basic and diluted earnings per share for the three months ended June 30, 2022. Net income for the six months ended June 30, 2023 totaled $5.8 million, or $0.23 basic and diluted earnings per share, compared to $9.5 million, or $0.39 basic and $0.38 per diluted earnings per share for the six months ended June 30, 2022.
●	Total assets as of June 30, 2023 were $3.85 billion, an increase of 8% compared to December 31, 2022.
●	Total cash and cash equivalents grew to $100.9 million, up from $77.9 million at December 31, 2022.
●	Total loans, excluding Paycheck Protection Program (“PPP”) balances as of June 30, 2023, were $3.17 billion, an increase of $229.4 million, or 8%, from December 31, 2022.
●	Total deposits were $3.32 billion at June 30, 2023, an increase of 22% compared to December 31, 2022.
●	Non-time deposits increased to $2.85 billion at June 30, 2023, an increase of $588.3 million, or 26%, compared to December 31, 2022.
●	The ratio of gross loans to deposits has declined to 96% at June 30, 2023, from 108% at December 31, 2022.
●	Net interest margin of 2.65% in the second quarter of 2023 was down from 3.33% in the second quarter of 2022.
●	Allowance for credit losses to total loans was 1.21% at June 30, 2023, compared to 1.17% at December 31, 2022.
●	Recently announced cost savings initiative and structural changes to branch and digital deposit gathering is expected to reduce costs by an estimated $9.4 million per year and is expected to be fully implemented by October 2023.
●	Reduction in branch count will push total deposits per branch to approximately $153 million compared to approximately $85 million per branch at the end of 2022.
●	During the second quarter of 2023, the Company discovered an employee loan fraud with total exposure of approximately $2.5 million. The Company has evaluated the effect of the error, both qualitatively and quantitatively, and believes the impact to prior years is immaterial to each respective period assessed. Regardless, the Company has revised prior periods to reflect the fraud losses in the respective period incurred instead of recording in the current period when we discovered them because the losses are projected to have a material impact to the expected 2023 annual results. When reflecting the losses in prior periods, any losses incurred prior to January 1, 2022 were adjusted in the January 1, 2022 opening retained earnings balance. The revisions resulted in retained earnings as of January 1, 2022 being $2.0 million lower than previously reported in prior periods. Additionally, the revisions resulted in a decrease in loans held for investment as of December 31, 2022, of $2.0 million and a decrease in net income for the three and six months ended June 30, 2022, of $61 thousand and $118 thousand, respectively.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net loss for the three months ended June 30, 2023 totaled $0.2 million, or $0.01 basic and diluted loss per share, compared to net income of $4.9 million, or $0.20 basic and diluted earnings per share for the three months ended June 30, 2022. The 104% decrease in net income during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was driven by higher noninterest expenses mainly from an increase in employee compensation and benefits expense in the second quarter of 2023 related to increased head count at the Bank, Primis Mortgage and Panacea. The decrease in net income was also attributable to higher data processing expense driven by substantially higher application volume on the digital deposit platform as a result of a savings account rate promotion offered during 2023. We also experienced a $3.9 million increase in the provision for loan losses, a substantial amount of which was due to specific loans that are in the process of resolution. These decreases were partially offset by higher interest income and from mortgage banking income in the second quarter of 2023.

Six-Month Comparison. Net income for the six months ended June 30, 2023 totaled $5.8 million, or $0.23 basic and diluted earnings per share, compared to $9.5 million, or $0.39 basic and $0.38 per diluted earnings per share for the six months ended June 30, 2022. The 39% decrease in net income during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by higher noninterest expenses from an increase in employee compensation and benefits expense and higher data processing expense in the current year, partially offset by higher mortgage banking and credit enhancement income in 2023.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $26.2 million for the three months ended June 30, 2023, compared to $24.6 million for the three months ended June 30, 2022. Primis’ net interest margin for the three months ended June 30, 2023 was 2.65%, compared to 3.33% for the three months ended June 30, 2022. Net interest margin for three months ended June 30, 2023 was affected by excess cash balances that were not earning the higher rates of our loans combined with the climbing rates of our interest bearing deposits. Total income on interest-earning assets was $52.7 million and $28.2 million for the three months ended June 30, 2023 and 2022, respectively. The yield on average interest-earning assets was 5.34% and 3.82% for the three months ended June 30, 2023 and 2022, respectively. Increase in yield on average interest-earnings assets was driven by higher rates on cash and loans in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The cost of average interest-bearing deposits increased 265 basis points to 3.10% for the three months ended June 30, 2023, compared to 0.45% for the three months ended June 30, 2022. Interest and fees on loans totaled $44.0 million and $26.3 million for the three months ended June 30, 2023 and 2022, respectively. Average loans during the three months ended June 30, 2023 were $3.15 billion, compared to $2.51 billion during the three months ended June 30, 2022.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Three Months Ended
	June 30, 2023			June 30, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$48,698	$700	5.77%	$6,936	$93	5.38%
Loans, net of deferred fees (1) (2)	3,101,946	43,270	5.60%	2,507,779	26,244	4.20%
Investment securities	240,700	1,551	2.58%	287,722	1,445	2.01%
Other earning assets	568,251	7,158	5.05%	158,817	448	1.13%
Total earning assets	3,959,595	52,679	5.34%	2,961,254	28,230	3.82%
Allowance for credit losses	(35,694)			(29,844)
Total non-earning assets	294,742			259,052
Total assets	$4,218,643			$3,190,462

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$826,598	$4,343	2.11%	$695,481	$557	0.32%
Money market accounts	858,532	6,231	2.91%	810,781	938	0.46%
Savings accounts	1,026,085	10,405	4.07%	222,274	142	0.26%
Time deposits	495,721	3,804	3.08%	329,198	674	0.82%
Total interest-bearing deposits	3,206,936	24,783	3.10%	2,057,734	2,311	0.45%
Borrowings	99,794	1,739	6.99%	107,784	1,341	4.99%
Total interest-bearing liabilities	3,306,730	26,522	3.22%	2,165,518	3,652	0.68%
Noninterest-bearing liabilities:
Demand deposits	473,295			596,714
Other liabilities	37,265			22,095
Total liabilities	3,817,290			2,784,327
Stockholders' equity	401,353			406,135
Total liabilities and stockholders' equity	$4,218,643			$3,190,462
Net interest income		$26,157			$24,578
Interest rate spread			2.12%			3.15%
Net interest margin			2.65%			3.33%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Six-Month Comparison. Net interest income was $54.5 million for the six months ended June 30, 2023, compared to $47.4 million for the six months ended June 30, 2022. Primis’ net interest margin for the six months ended June 30, 2023 was 2.89%, compared to 3.14% for the six months ended June 30, 2022. Continued upward pressure on deposit account rates and consumer preferences shifting from non-interest bearing to higher rate products are impacting interest expense and net interest income for the Company and the industry as a whole. Net interest margin for the Company was further affected by excess cash balances, that are part of average other earning assets that earned lower rates compared to the rates earned by our loan portfolio. Total income on interest-earning assets was $99.8 million and $54.8 million for the six months ended June 30, 2023 and 2022, respectively. The yield on average interest-earning assets was 5.29% and 3.63% for the six months ended June 30, 2023 and 2022, respectively. Increase in yield on average interest-earnings assets was driven by higher rates on cash and loans in 2023 compared to 2022. The cost of average interest-bearing deposits increased 231 basis points to 2.75% for the six months ended June 30, 2023, compared to 0.44% for the six months ended June 30, 2022. Interest and fees on loans totaled $85.3 million and $51.1 million for the six months ended June 30, 2023 and 2022, respectively. Average loans during the six months ended June 30, 2023 were $3.08 billion, compared to $2.44 billion during the six months ended June 30, 2022.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Six Months Ended
	June 30, 2023			June 30, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$37,086	$1,091	5.93%	$3,487	$93	5.38%
Loans, net of deferred fees (1) (2)	3,047,259	84,185	5.57%	2,433,593	50,967	4.22%
Investment securities	243,536	3,135	2.60%	295,036	2,875	1.96%
Other earning assets	478,786	11,382	4.79%	312,033	854	0.55%
Total earning assets	3,806,667	99,793	5.29%	3,044,149	54,789	3.63%
Allowance for credit losses	(34,901)			(29,543)
Total non-earning assets	291,459			257,472
Total assets	$4,063,225			3,272,078

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$774,878	$6,610	1.72%	$756,118	$1,222	0.33%
Money market accounts	841,630	11,032	2.64%	810,124	1,797	0.45%
Savings accounts	811,148	15,156	3.77%	223,489	291	0.26%
Time deposits	492,412	7,029	2.88%	339,724	1,374	0.82%
Total interest-bearing deposits	2,920,068	39,827	2.75%	2,129,455	4,684	0.44%
Borrowings	191,859	5,444	5.72%	139,363	2,699	3.91%
Total interest-bearing liabilities	3,111,927	45,271	2.93%	2,268,818	7,383	0.66%
Noninterest-bearing liabilities:
Demand deposits	514,657			571,264
Other liabilities	33,135			22,573
Total liabilities	3,659,719			2,862,655
Stockholders' equity	403,506			409,423
Total liabilities and stockholders' equity	$4,063,225			3,272,078
Net interest income		$54,522			$47,406
Interest rate spread			2.35%			2.97%
Net interest margin			2.89%			3.14%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses is a current charge to earnings made in order to adjust the allowance for credit losses for current expected losses in the loan portfolio based on an evaluation of the loan portfolio, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectability. Our allowance for credit losses is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment. The risk factors are determined by considering historical loss data, peer data, as well as applying management’s judgment.

The Company recorded a provision for credit losses for the three and six months ended June 30, 2023 of $4.3 million and $9.5 million, respectively, compared to a provision for credit losses for the three and six months ended June 30, 2022 of $0.4 million and $0.5 million, respectively. For the three and six months ended June 30, 2023, $1.1 million and $6.0 million, respectively, were due to charge-offs and additional reserve calculated in our normal reserve process for a portfolio of loans that includes a third-party credit enhancement. As a result, this portion of the provision is fully offset by a gain recorded in noninterest income due to credit enhancement and has no effect on net income. Excluding this provision amount, the provision for credit losses would have been $3.2 million and $3.5 million for the three and six months ended June 30, 2023, respectively. We had charge-offs totaling $1.7 million and $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and $6.2 million and $0.2 million during six months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023, the charge-offs were almost entirely related to the credit enhancement portfolio of loans. Approximately half of the charge-offs during the six months ended June 30, 2023, were related to the credit enhancement portfolio of loans and a majority of the remaining were due to three specific borrowers in which we determined portions of their loans were uncollectible. There were recoveries totaling $0.1 million and $0.5 million during three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $0.7 million during six months ended June 30, 2023 and 2022, respectively.

The Financial Condition Section of Management’s Discussion and Analysis provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2023	2022	Change
Account maintenance and deposit service fees	$1,430	$1,442	$(12)
Income from bank-owned life insurance	394	378	16
Mortgage banking income	5,198	593	4,605
Gain on sale of loans	182	—	182
Credit enhancement income	1,152	—	1,152
Other noninterest income	130	217	(87)
Total noninterest income	$8,486	$2,630	$5,856

Noninterest income increased 223% to $8.5 million for the three months ended June 30, 2023, compared to $2.6 million for the three months ended June 30, 2022. The increase in noninterest income was primarily related to $5.2 million of mortgage banking income and $1.2 million of credit enhancement income in the second quarter of 2023. The Company began accounting for certain third party credit enhancements on consumer lending during the third quarter of 2022, resulting in no income in the prior year and purchased Primis Mortgage late in the second quarter of 2022, which resulted in the lower level of income when compared to current year. During the second quarter of 2023, the Bank also realized $0.2 million of gains associated with a small sale of Panacea commercial loans.

The following table presents the major categories of noninterest income for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2023	2022	Change
Account maintenance and deposit service fees	$2,646	$2,793	$(147)
Income from bank-owned life insurance	814	753	61
Mortgage banking income	9,513	593	8,920
Gain on sale of loans	660	—	660
Credit enhancement income	6,038	—	6,038
Other noninterest income	347	581	(234)
Total noninterest income	$20,018	$4,720	$15,298

Noninterest income increased 324% to $20.0 million for the six months ended June 30, 2023, compared to $4.7 million for the six months ended June 30, 2022. The increase in noninterest income was primarily related to $8.9 million of higher mortgage banking income and $6.0 million of credit enhancement income during the six months ended June 30, 2023. The increase in the mortgage banking income is related to the purchase of Primis Mortgage in May 2022 coupled with meaningful growth in the year since the purchase. Mortgage banking income includes fair value adjustments, origination income, and gains on sales of mortgage loans held for sale. The increase in the credit enhancement income was due to the significant increase in the consumer loan portfolio that receives the enhancement when comparing 2023 to 2022 and the increase in charge-offs in that portfolio over that time. Increase in noninterest income was also attributable to $0.7 million of gains associated with the sale of loans in 2023, primarily related to Panacea commercial loans.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2023	2022	Change
Salaries and benefits	$15,283	$10,573	$4,710
Occupancy expenses	1,593	1,418	175
Furniture and equipment expenses	1,852	1,128	724
Amortization of core deposit intangible	318	341	(23)
Virginia franchise tax expense	848	814	34
Data processing expense	2,828	1,293	1,535
Marketing expense	521	731	(210)
Telephone and communication expense	416	366	50
Net loss on bank premises and equipment	—	620	(620)
Professional fees	1,075	827	248
Credit enhancement costs	515	—	515
Other operating expenses	5,303	2,366	2,937
Total noninterest expenses	$30,552	$20,477	$10,075

Noninterest expenses were $30.6 million during the three months ended June 30, 2023, compared to $20.5 million during the three months ended June 30, 2022. The 49% increase in noninterest expenses was primarily due to a $4.7 million increase in employee compensation in the second quarter of 2023 related to increased head count at the Bank, Primis Mortgage and Panacea compared to the second quarter of 2022, along with costs related to the cost savings initiative announced in the second quarter of 2023. The increase in noninterest expense during the three months ended June 30, 2023 was also attributable to a $1.5 million increase in data processing expense driven by substantially higher application volume on the digital deposit platform as a result of a savings account rate promotion offered during 2023. Furniture and equipment expenses increased $0.7 million due in large part to write-downs of assets related to the cost savings initiative announced in the second quarter of 2023. Noninterest expense for the three months ended June 30, 2023 included $0.5 million of credit enhancement costs related to servicing and other expenses for a third-party managed loan. A significant driver of the increase in other non-interest expenses were higher expenses related to Primis Mortgage in the second quarter of 2023. Other notable drivers of the increase in other operating expenses in the second quarter of 2023 included higher FDIC insurance costs due to the significant growth in deposits.

The following table presents the major categories of noninterest expense for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2023	2022	Change
Salaries and benefits	$30,311	$20,198	$10,113
Occupancy expenses	3,038	2,875	163
Furniture and equipment expenses	3,429	2,228	1,201
Amortization of core deposit intangible	635	682	(47)
Virginia franchise tax expense	1,697	1,627	70
Data processing expense	5,079	2,783	2,296
Marketing expense	1,090	1,196	(106)
Telephone and communication expense	793	748	45
Net (gain) loss on other real estate owned	—	(59)	59
Net loss on bank premises and equipment	—	620	(620)
Professional fees	1,937	1,921	16
Credit enhancement costs	1,388	—	1,388
Other operating expenses	8,559	4,690	3,869
Total noninterest expenses	$57,956	$39,509	$18,447

Noninterest expenses were $58.0 million during the six months ended June 30, 2023, compared to $39.5 million during the six months ended June 30, 2022. The 47% increase in noninterest expenses was primarily attributable to a $10.1 million increase in employee compensation and benefits expense mainly related to increased head count at the Bank, Primis Mortgage and Panacea in the six months ended June 30, 2023 compared to 2022. The increase in noninterest expense during the six months ended June 30, 2023 was also driven by a $2.3 million increase in data processing expense in 2023 driven by substantially higher application volume on the digital deposit platform as a result of a savings account rate promotion offered during the first and second quarter of 2023. Noninterest expense for the six months ended June 30, 2023 included $1.4 million of credit enhancement costs related to servicing and other expenses for a third-party managed loan portfolio due to significant growth and charge-offs in that loan portfolio during 2023. Furniture and equipment expenses increased $1.2 million due to growth in the Bank, Primis Mortgage, and Panacea, and also due to write-downs of assets related to the cost savings initiative announced in the second quarter of 2023. Other expenses increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, largely driven by higher expenses related to Primis Mortgage and higher FDIC insurance costs in 2023.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $3.85 billion as of June 30, 2023 and $3.57 billion as of December 31, 2022. Total cash and cash equivalents were $100.9 million as of June 30, 2023 and $77.9 million as of December 31, 2022. Investment securities decreased from $249.8 million as of December 31, 2022 to $235.5 million as of June 30, 2023. Total loans increased 7%, from $2.95 billion at December 31, 2022 to $3.17 billion at June 30, 2023. Total deposits were $3.32 billion at June 30, 2023, compared to $2.72 billion at December 31, 2022 and total equity was $393.2 million and $392.4 million at June 30, 2023 and December 31, 2022, respectively.

Stockholder’s equity balances decreased $0.2 million from December 31, 2022 to June 30, 2023 as a result of a decrease in unrealized mark-to-market adjustments on the Company’s available-for-sale securities portfolio due to increases in market interest rates during the six months ended June 30, 2023. The Company has the intention to hold these securities until maturity or recovery of the value and does not anticipate realizing any losses on the investments.

Loans

Total loans were $3.17 billion and $2.95 billion at June 30, 2023 and December 31, 2022, respectively. PPP loans totaled $2.1 million at June 30, 2023 and $4.6 million at December 31, 2022, respectively. Excluding PPP loans, loans outstanding increased $229.4 million, or 8%, since December 31, 2022.

As of June 30, 2023 and December 31, 2022, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The composition of our loans held for investment portfolio consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$447,407	14.1%	$459,866	15.6%
Commercial real estate - non-owner occupied	595,805	18.8%	579,733	19.7%
Secured by farmland	5,271	0.2%	5,970	0.2%
Construction and land development	175,073	5.5%	148,690	5.0%
Residential 1-4 family	591,938	18.7%	609,694	20.7%
Multi- family residential	133,754	4.2%	140,321	4.8%
Home equity lines of credit	62,808	2.0%	65,152	2.2%
Total real estate loans	2,012,056	63.4%	2,009,426	68.2%

Commercial loans	584,251	18.4%	520,741	17.7%
Paycheck protection program loans	2,143	0.1%	4,564	0.2%
Consumer loans	569,139	17.9%	405,278	13.8%
Total Non-PCD loans	3,167,589	99.8%	2,940,009	99.8%
PCD loans	6,049	0.2%	6,628	0.2%
Total loans	$3,173,638	100.0%	$2,946,637	100.0%

The following table sets forth the contractual maturity ranges of our loans held for investment portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of June 30, 2023 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$31,468	$120,778	$17,039	$103,472	$107,189	$2,315	$65,146	$447,407
Commercial real estate - non-owner occupied	34,523	192,115	31,175	60,317	65,937	1,384	210,354	595,805
Secured by farmland	1,527	891	285	221	1,008	—	1,339	5,271
Construction and land development	122,162	25,535	19,291	757	5,013	681	1,634	175,073
Residential 1-4 family	15,602	48,619	8,306	30,035	54,093	72,286	362,997	591,938
Multi- family residential	5,677	56,640	18,783	7,078	18,562	—	27,014	133,754
Home equity lines of credit	9,468	996	11,142	30	3,002	33	38,137	62,808
Total real estate loans	220,427	445,574	106,021	201,910	254,804	76,699	706,621	2,012,056
Commercial loans	107,138	97,191	153,771	175,287	46,927	1,131	2,806	584,251
Paycheck protection program loans	25	1,918	—	200	—	—	—	2,143
Consumer loans	2,410	274,374	105,150	92,232	92,553	2,415	5	569,139
Total Non-PCD loans	330,000	819,057	364,942	469,629	394,284	80,245	709,432	3,167,589
PCD loans	3,060	1,337	—	—	1,114	398	140	6,049
Total loans	$333,060	$820,394	$364,942	$469,629	$395,398	$80,643	$709,572	$3,173,638

Asset Quality

While the impact of COVID-19 largely subsided in 2023, the residual effect of COVID-19 and its variants, as well as new risks emerging from geopolitical conflict, inflation, bank failures and the threat of a recession continue to cause economic instability. Despite this economic uncertainty, our asset quality remained strong during the first and second quarter of 2023. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

Our loan portfolio losses and delinquencies have been primarily limited by our underwriting standards and portfolio management practices. Whether losses and delinquencies in our portfolio will increase significantly depends upon the value of the real estate securing the loans and economic factors, such as the overall economy in our market area, rising interest rates, historically high inflation, and recessionary concerns.

Total calculated reserves increased by $3.9 million to $38.4 million at the end of June 30, 2023 compared to $34.5 million at December 31, 2022, driven by growth in the third-party managed loan portfolio and secondarily due to the $227.0 million in overall loan growth experienced in 2023.

The following table presents a comparison of nonperforming assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Nonaccrual loans	$25,290	$35,484
Loans past due 90 days and accruing interest	1,714	3,361
Total nonperforming assets	27,004	38,845

SBA guaranteed amounts included in nonperforming loans	$2,331	$3,969

Allowance for credit losses to total loans	1.21%	1.17%
Allowance for credit losses to nonaccrual loans	151.90%	97.35%
Allowance for credit losses to nonperforming loans	142.25%	88.93%
Nonaccrual to total loans	0.80%	1.20%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.64%	0.98%

Nonaccrual loans decreased 29% to $25.3 million (excluding $0.6 million of loans fully covered by SBA guarantees) at June 30, 2023, compared to $35.5 million (excluding $0.6 million of loans fully covered by SBA guarantees) at December 31, 2022. A substantial portion of the Bank’s nonperforming assets in previous periods were comprised of two relationships with a combined balance of approximately $27.0 million. A large residential property with a balance of approximately $8.0 million included in that total was sold in the second quarter of 2023. The other relationship, primarily consisting of assisted living facilities, is currently at the end of a receiver-managed marketing process with all three facilities under contract to close in the third quarter of 2023. When including the receipt of funds and removal of these loans, the Bank would have had approximately $5.0 million of nonperforming loans at June 30, 2023, an 86% decrease from year end.

At June 30, 2023, our total substandard loans were $33.7 million compared to $41.0 million at December 31, 2022, an 18% decline. Included in the total substandard loans were SBA guarantees of $0.8 million in both periods. Special mention loans totaled $32.4 million at June 30, 2023 and $32.3 million at December 31, 2022.

For the quarter ended June 30, 2023, two loans from our owner occupied commercial real estate loan portfolio with an amortized cost basis of $0.4 million, were modified to a borrower experiencing financial difficulty. This modification resulted in reamortization of the balance of the notes over a 25 year period, while maintaining the original maturity date of February and July 2027. Contractual payments for both notes, prior to modification, for the three month period would have totaled $0.03 million. This newly originated financial difficulty modification had no payment delinquencies in the second quarter and represents 0.09% of our total owner occupied commercial real estate loans.

An existing modification performed in the first quarter of 2023, comprised of one loan with a $0.9 million amortized cost, which will resume contractual payments in August 2023. This existing modification has had no payment delinquencies since its modification and accounts for only 0.15% of our total 1-4 family residential loans.

Investment Securities

Our investment securities portfolio provides us with required liquidity and collateral to pledge secure public deposits, certain other deposits, advances from the FHLB of Atlanta, and repurchase agreements.

We classify our investment securities as either held-to-maturity or available-for-sale. Debt investment securities that Primis has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investment securities classified as available-for-sale are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Investment securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Our portfolio of available-for-sale securities currently contains a material amount of unrealized mark-to-market adjustments due to increases in market interest rates since the original purchase of many of these securities. We have the intention to hold these securities until maturity or recovery of the value and do not anticipate realizing any losses on the investments.

Investment securities, available-for-sale and held-to-maturity, totaled $235.5 million at June 30, 2023, a decrease of 6% from $249.8 million at December 31, 2022, primarily due to paydowns, maturities, and calls of the investments over the past six months.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available-for-sale investment securities are reported at fair value, and held-to-maturity investment securities are reported at amortized cost (in thousands).

	June 30,	December 31,
	2023	2022
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$98,014	$102,881
Obligations of states and political subdivisions	29,673	29,178
Corporate securities	12,956	14,828
Collateralized loan obligations	4,901	4,876
Residential government-sponsored collateralized mortgage obligations	28,568	26,595
Government-sponsored agency securities	13,360	14,616
Agency commercial mortgage-backed securities	30,794	37,417
SBA pool securities	4,821	5,924
Total	$223,087	$236,315

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$9,753	$10,522
Obligations of states and political subdivisions	2,388	2,721
Residential government-sponsored collateralized mortgage obligations	237	277
Total	$12,378	$13,520

We recognized an immaterial amount of credit impairment charges related to credit losses on our held-to-maturity investment securities during the three and six months ended June 30, 2023 and no credit losses during the three and six months ended June 30, 2022.

Deposits

The market for deposits is competitive. We offer a line of traditional deposit products that currently include noninterest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit. We compete for deposits through our banking branches with competitive pricing, as well as nationally through advertising and online banking. We use deposits as a principal source of funding for our lending, purchasing of investment securities and for other business purposes.

Total deposits increased 22% to $3.32 billion at June 30, 2023 from $2.72 billion at December 31, 2022. The increase in deposits from year-end was primarily driven by the substantial growth in the Bank’s new digital deposit platform in the first and second quarter of 2023. The majority of the growth was in savings accounts with the remainder largely in NOW accounts. Savings accounts increased 184% from $245.7 million as of December 31, 2022 to $696.8 million at June 30, 2023. NOW accounts increased 32% from $617.7 million at December 31, 2022 to $817.7 million at June 30, 2023. Our deposits are diversified in type and by underlying customer and lack significant concentrations to any type of customer (i.e. commercial, consumer, government) or industry.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $1.2 billion, or 35% of total deposits, at June 30, 2023. As further discussed below in “Liquidity and Funds Management” we took steps during the first six months of 2023 to bolster our available sources of liquidity and as of June 30, 2023, our total available sources of liquidity exceeds total uninsured deposits by $100 million.

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

At June 30, 2023, we had substantial liquidity on the balance sheet with cash and equivalents of $100.9 million versus $77.9 million at December 31, 2022 largely due to the growth in digital platform deposits described above.

At June 30, 2023 and December 31, 2022, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $4.6 million and $14.2 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

The balance in repo accounts at June 30, 2023 and December 31, 2022 was $3.9 million and $6.5 million, respectively.

We repaid our short-term FHLB advances of $325.0 million that were outstanding as of December 31, 2022 and matured in the first quarter of 2023. As a result, we have all of our FHLB capacity available for future liquidity needs. At June 30, 2023, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $580.8 million from the FHLB.

In June 2023, the Bank began participating in the Federal Reserve discount window borrowing program. At June 30, 2023, the Bank had borrowing capacity of $489.6 million within the program.

In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) in response to recent industry disruption, offering loans with up to one year in maturity to eligible depository institutions in exchange for pledged collateral in the form of U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets. Borrowing capacity under the BTFP is based on the par value, not fair value, of the collateral. At June 30, 2023, we had securities available of $138.0 million for utilization with the BTFP, with no borrowings outstanding under the program at June 30, 2023.

The Bank also utilizes institutional and brokered certificates of deposit to supplement customer funding. At June 30, 2023, we had $75.0 million of brokered deposits outstanding. We had remaining brokered CD capacity under internal policy of approximately $321.0 million.

At June 30, 2023, we had $495.4 million of unfunded lines of credit and undisbursed construction loan funds, not all of which will ultimately be drawn. The amount of certificate of deposit accounts maturing in less than one year was $379.6 million as of June 30, 2023, including $75.0 million of brokered CDs. Management anticipates that funding requirements for these commitments can be met in the normal course.

As of June 30, 2023, Primis was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2023, Primis has no material commitments for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At June 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of June 30, 2023, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	June 30,	December 31,
	Purposes	Well Capitalized (1)	2023	2022
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.14%	9.68%
Common equity tier 1 capital ratio	4.50%	n/a	9.38%	10.30%
Tier 1 risk-based capital ratio	6.00%	n/a	9.68%	10.63%
Total risk-based capital ratio	8.00%	n/a	13.16%	14.57%

Primis Bank
Leverage ratio	4.00%	5.00%	9.41%	11.39%
Common equity tier 1 capital ratio	7.00%	6.50%	11.71%	12.64%
Tier 1 risk-based capital ratio	8.50%	8.00%	11.71%	12.64%
Total risk-based capital ratio	10.50%	10.00%	12.92%	13.84%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 4.92% at June 30, 2023, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well-capitalized under the regulatory framework for PCA.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2022. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1. Organization and Significant Accounting Policies” in Form 10-K for the year ended December 31, 2022. Disclosures regarding changes in our significant accounting policies since year end and the effects of new accounting pronouncements are included in “Note 1. Accounting Policies” in this Form 10-Q.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of June 30, 2023 and December 31, 2022. All changes are within our Asset/Liability Risk Management Policy guidelines.

	Sensitivity of Economic Value of Equity
	As of June 30, 2023
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$503,320	$(57,915)	(10.32)%	14.77%	122.20%
Up 300	515,991	(45,244)	(8.06)%	15.14%	125.28%
Up 200	527,895	(33,340)	(5.94)%	15.49%	128.17%
Up 100	551,187	(10,048)	(1.79)%	16.18%	133.82%
Base	561,235	—	—%	16.47%	136.26%
Down 100	556,910	(4,325)	(0.77)%	16.34%	135.21%
Down 200	534,924	(26,311)	(4.69)%	15.70%	129.87%

	Sensitivity of Economic Value of Equity
	As of December 31, 2022
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$481,135	$(63,410)	(11.64)%	14.12%	116.81%
Up 300	496,136	(48,409)	(8.89)%	14.56%	120.46%
Up 200	510,807	(33,738)	(6.20)%	14.99%	124.02%
Up 100	534,163	(10,382)	(1.91)%	15.68%	129.69%
Base	544,545	—	—%	15.98%	132.21%
Down 100	539,297	(5,248)	(0.96)%	15.83%	130.94%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at June 30, 2023 and December 31, 2022 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines at June 30, 2023 and December 31, 2022.

	Sensitivity of Net Interest Income
	As of June 30, 2023
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$101,999	$(13,566)
Up 300	104,695	(10,870)
Up 200	107,389	(8,176)
Up 100	112,004	(3,561)
Base	115,565	—
Down 100	117,594	2,029
Down 200	117,636	2,071

	Sensitivity of Net Interest Income
	As of December 31, 2022
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$108,514	$(12,447)
Up 300	111,127	(9,834)
Up 200	113,730	(7,231)
Up 100	117,811	(3,150)
Base	120,961	—
Down 100	122,070	1,109
Down 200	120,687	(274)

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

There were no changes in our internal controls over financial reporting that occurred during the three and six months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of June 30, 2023.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this Report, in evaluating an investment in the Company’s securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2022 Form 10-K, and as disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2022 Form 10-K or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2023.

ITEM 6 - EXHIBITS

(a) Exhibits.

Exhibit No.	Description

3.1

Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1 (Registration No. 333-136285) filed August 4, 2006)

3.2

Certificate of Amendment to the Articles of Incorporation dated January 31, 2005 (incorporated herein by reference to Exhibit 3.2 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1 (Registration No. 333-136285) filed on August 4, 2006)

3.3

Certificate of Amendment to the Articles of Incorporation dated April 13, 2006 (incorporated herein by reference to Exhibit 3.3 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1 (Registration No. 333-136285) filed on August 4, 2006)

3.4

Articles of Amendment to the Articles of Incorporation dated June 30, 2021 (incorporated herein by reference to Exhibit 3.1 to Primis Financial Corp.’s Current Report on Form 8-K filed on June 30, 2021)

3.5	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Primis Financial Corp.’s Current Report on Form 8-K filed on June 30, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Primis Financial Corp.
(Registrant)

August 9, 2023	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

August 9, 2023	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer