Form 10-Q
period 2023-09-30
Primis Financial Corp.
filed 2023-11-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Yes ☐ No ☒

As of November 2, 2023, there were 24,681,764 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

September 30, 2023

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Cash and cash equivalents:
Cash and due from financial institutions	$23,966	$6,868
Interest-bearing deposits in other financial institutions	69,899	70,991
Total cash and cash equivalents	93,865	77,859

Securities available-for-sale, at fair value (amortized cost of $255,446 and $269,036, respectively)	216,875	236,315

Securities held-to-maturity, at amortized cost (fair value of $10,582 and $12,449, respectively)	11,975	13,520

Loans held for sale, at fair value	57,511	27,626
Loans held for sale, at lower of cost or market	8,755	—
Total loans held for sale	66,266	27,626

Loans held for investment	3,145,867	2,946,637
Less: allowance for credit losses	(35,767)	(34,544)
Net loans	3,110,100	2,912,093

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	12,796	25,815
Bank premises and equipment, net	24,878	25,257
Goodwill	93,459	104,609
Intangible assets, net	2,282	3,254
Bank-owned life insurance	67,176	67,201
Deferred tax assets, net	22,456	18,289
Other assets	91,647	57,661
Total assets	$3,813,775	$3,569,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$490,719	$582,556
Interest-bearing deposits:
NOW accounts	803,276	617,687
Money market accounts	800,951	811,365
Savings accounts	746,608	245,713
Time deposits	451,850	465,057
Total interest-bearing deposits	2,802,685	2,139,822
Total deposits	3,293,404	2,722,378

Securities sold under agreements to repurchase	3,838	6,445
FHLB advances	—	325,000
Junior subordinated debt	9,818	9,781
Senior subordinated notes	85,706	85,531
Other liabilities	38,143	27,999
Total liabilities	3,430,909	3,177,134

Commitments and contingencies (See Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,686,764 and 24,680,097 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	246	246
Additional paid in capital	313,052	312,722
Retained earnings	100,039	105,247
Accumulated other comprehensive loss	(30,471)	(25,850)
Total stockholders' equity	382,866	392,365
Total liabilities and stockholders' equity	$3,813,775	$3,569,499

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE LOSS

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$47,771	$30,488	$133,047	$81,548
Interest and dividends on taxable securities	1,491	1,417	4,423	4,082
Interest and dividends on tax exempt securities	102	101	305	311
Interest and dividends on other earning assets	1,122	555	12,504	1,409
Total interest and dividend income	50,486	32,561	150,279	87,350
Interest expense:
Interest on deposits	21,576	3,287	61,403	7,971
Interest on other borrowings	1,785	1,859	7,229	4,558
Total interest expense	23,361	5,146	68,632	12,529
Net interest income	27,125	27,415	81,647	74,821
Provision for credit losses	1,648	2,890	11,136	3,411
Net interest income after provision for credit losses	25,477	24,525	70,511	71,410

Noninterest income:
Account maintenance and deposit service fees	1,503	1,525	4,149	4,318
Income from bank-owned life insurance	787	394	1,601	1,147
Mortgage banking income	4,922	2,197	14,435	2,790
Gain on sale of loans	451	—	1,111	—
Credit enhancement income	2,047	1,220	8,085	1,220
Other noninterest income	232	284	579	865
Total noninterest income	9,942	5,620	29,960	10,340

Noninterest expenses:
Salaries and benefits	13,809	12,594	44,120	32,792
Occupancy expenses	1,633	1,402	4,671	4,277
Furniture and equipment expenses	1,537	1,455	4,966	3,683
Amortization of intangible assets	317	326	952	1,008
Virginia franchise tax expense	849	813	2,546	2,440
FDIC insurance assessment	820	199	2,254	658
Data processing expense	2,250	1,528	7,329	4,311
Marketing expense	377	938	1,467	2,134
Telephone and communication expense	356	342	1,149	1,090
Professional fees	1,118	1,261	3,055	3,182
Credit enhancement costs	337	—	1,725	—
Goodwill impairment	11,150	—	11,150	—
Other operating expenses	2,521	2,903	9,646	7,695
Total noninterest expenses	37,074	23,761	95,030	63,270
(Loss) income before income taxes	(1,655)	6,384	5,441	18,480
Income tax expense	1,912	1,359	3,243	3,971
Net (loss) income	$(3,567)	$5,025	$2,198	$14,509
Other comprehensive loss:
Unrealized loss on available-for-sale securities	$(5,557)	$(12,068)	(5,850)	(36,167)
Tax benefit	(1,167)	(2,534)	(1,229)	(7,595)
Other comprehensive loss	(4,390)	(9,534)	(4,621)	(28,572)
Comprehensive loss	$(7,957)	$(4,509)	$(2,423)	$(14,063)
(Loss) earnings per share, basic	$(0.14)	$0.21	$0.09	$0.60
(Loss) earnings per share, diluted	$(0.14)	$0.20	$0.09	$0.59

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance - June 30, 2023	24,690,064	$246	$312,976	$106,075	$(26,081)	$393,216
Net loss	—	—	—	(3,567)	—	(3,567)
Other comprehensive loss	—	—	—	—	(4,390)	(4,390)
Dividends on common stock ($0.10 per share)	—	—	—	(2,469)	—	(2,469)
Restricted stock forfeited	(3,300)	—	—	—	—	—
Stock-based compensation expense	—	—	76	—	—	76
Balance - September 30, 2023	24,686,764	$246	$313,052	$100,039	$(30,471)	$382,866

	For the Three Months Ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance - June 30, 2022	24,650,239	$246	$312,240	$102,194	$(17,926)	$396,754
Net income	—	—	—	5,025	—	5,025
Other comprehensive loss	—	—	—	—	(9,534)	(9,534)
Dividends on common stock ($0.10 per share)	—	—	—	(2,465)	—	(2,465)
Stock-based compensation expense	—	—	116	—	—	116
Balance - September 30, 2022	24,650,239	$246	$312,356	$104,754	$(27,460)	$389,896

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

		For the Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance - December 31, 2022	24,680,097	$246	$312,722	$105,247	$(25,850)	$392,365
Net income	—	—	—	2,198	—	2,198
Other comprehensive loss	—	—	—	—	(4,621)	(4,621)
Dividends on common stock ($0.30 per share)	—	—	—	(7,406)	—	(7,406)
Shares retired to unallocated	(1,033)	—	—	—	—	—
Stock option exercises	8,000	—	85	—	—	85
Restricted stock granted	5,000	—	—	—	—	—
Restricted stock forfeited	(5,300)	—	—	—	—	—
Repurchase of restricted stock	—	—	(12)	—	—	(12)
Stock-based compensation expense	—	—	257	—	—	257
Balance - September 30, 2023	24,686,764	$246	$313,052	$100,039	$(30,471)	$382,866

		For the Nine Months Ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2021	24,574,619	$245	$311,127	$97,632	$1,112	$410,116
Net income	—	—	—	14,509	—	14,509
Other comprehensive loss	—	—	—	—	(28,572)	(28,572)
Dividends on common stock ($0.30 per share)	—	—	—	(7,387)	—	(7,387)
Shares retired to unallocated	(538)	—	—	—	—	—
Stock option exercises	27,500	1	278	—	—	279
Restricted stock granted	1,500	—	—	—	—	—
Repurchase of restricted stock	—	—	(8)	—	—	(8)
Stock-based compensation expense	—	—	959	—	—	959
Shares issued in lieu of bonus	47,158	—	—	—	—	—
Balance - September 30, 2022	24,650,239	$246	$312,356	$104,754	$(27,460)	$389,896

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$2,198	$14,509
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	6,943	4,941
Net amortization of premiums and (accretion of discounts)	(710)	505
Amortization of FDIC indemnification asset	11	—
Provision for credit losses	11,136	3,411
Origination of loans held for sale	(292,406)	(90,021)
Proceeds from sale of loans held for sale	270,852	97,326
Net gains on mortgage banking	(14,435)	(2,790)
Net gains on sale of loans	(1,111)	—
Earnings on bank-owned life insurance	(1,571)	(1,147)
Gain on bank-owned life insurance death benefit	(30)	—
Stock-based compensation expense	257	959
Gain on other real estate owned	—	(59)
Credit enhancement income	(8,085)	(1,220)
Goodwill impairment	11,150	—
Deferred income tax benefit	(2,939)	(700)
Net increase in other assets	(33,189)	(903)
Net increase (decrease) in other liabilities	10,144	(1,662)
Net cash and cash equivalents (used in) provided by operating activities	(41,785)	23,149
Investing activities:
Purchases of securities available-for-sale	(10,487)	(32,486)
Proceeds from paydowns, maturities and calls of securities available-for-sale	23,496	27,650
Proceeds from paydowns, maturities and calls of securities held-to-maturity	1,518	8,478
Net decrease (increase) of FRB and FHLB stock	13,019	(1,168)
Net increase in loans	(206,714)	(396,983)
Proceeds from bank-owned life insurance death benefit	873	352
Proceeds from sales of other real estate owned, net of improvements	—	181
Purchases of bank premises and equipment	—	(706)
Business acquisition, net of cash acquired	—	(4,554)
Net cash and cash equivalents used in investing activities	(178,295)	(399,236)
Financing activities:
Net (decrease) increase in deposits	571,026	(54,896)
Cash dividends paid on common stock	(7,406)	(7,387)
Proceeds from exercised stock options	85	279
Repurchase of restricted stock	(12)	(8)
Repayment of short-term FHLB advances	(325,000)	25,000
Repayment of short-term borrowings	—	(19,254)
Decrease in securities sold under agreements to repurchase	(2,607)	(76)
Net cash and cash equivalents provided by (used in) financing activities	236,086	(56,342)
Net change in cash and cash equivalents	16,006	(432,429)
Cash and cash equivalents at beginning of period	77,859	530,167
Cash and cash equivalents at end of period	$93,865	$97,738
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$65,430	$12,286
Income taxes	$3,908	$3,035
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$6,067	$—
Loans held for investment transferred to loans held for sale	$8,755	$—

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

At September 30, 2023, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company, a residential mortgage lender headquartered in Wilmington, North Carolina, is also a consolidated subsidiary of Primis Bank.

The accounting policies and practices of Primis and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practice within the banking industry. A discussion of the Company’s material accounting policies are located in our 2022 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) .

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

Operating Segments

The Company, through its Bank subsidiary, provides a broad range of financial services. While the Company’s chief operating decision maker monitors the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Management has determined that the Company has two reportable operating segments: Primis Mortgage and Primis Bank, as discussed in Note 10 – Segment Information.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with U.S. GAAP for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2022 Form 10-K.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include: the determination of the allowance for credit losses, the fair value of investment securities, credit impairment of investment securities, the valuation of goodwill and deferred tax assets. Management monitors and continually reassess these at each reporting period.

Interest Rate Swaps

The Company is subject to interest rate risk exposure in the normal course of business through its core lending operations. Primarily to help mitigate interest rate risk associated with its loan portfolio, the Company entered into interest rate swaps in May and August 2023 with a large U.S. financial institution as the counterparty. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in benchmark interest rates, such as Prime or the Secured Overnight Financing Rate (“SOFR”). Interest rate swaps subject the Company to market risk associated with changes in interest rates, changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. The Company’s interest rate swaps are pay-fixed and receive-floating whereby the Company receives a variable rate of interest based on SOFR.

The Company’s interest rate swaps meet the definition of derivative instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and are accounted for both initially and subsequently at its fair value. The Company assessed the derivative instruments at inception and determined they met the requirements under ASC 815 to be accounted for as fair value hedges. Fair value hedge relationships mitigate exposure to the change in fair value of the hedged risk in an asset, liability or firm commitment. The Company’s interest rate swaps are fair value hedges that are accounted for using the portfolio layer method, which allows the Company to hedge the interest rate risk of prepayable loans by designating as the hedged item a stated amount of a closed portfolio of consumer and commercial loans that are expected to be outstanding for the designated hedge periods. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instruments, as well as the gains and losses attributable to the change in fair value of the hedged items, are recognized in interest income in the same income statement line item with the hedged item in the period in which the change in fair value occurs. The corresponding adjustment to the hedged asset or liability are included in the basis of the hedged items, while the corresponding change in the fair value of the derivative instruments are recorded as an adjustment to other assets or other liabilities, as applicable.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
(dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate assets	$971,810	$244,646	$(5,354)	$—	$—	$—

Goodwill

Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. The Company’s reporting units for goodwill are its two primary operating segments, Primis Bank and Primis Mortgage Company. The Company completed the annual goodwill impairment testing for its two reporting units as of September 30, 2023. The testing for Primis Mortgage Company concluded that the fair value of the reporting unit was in excess of its carrying amount and no impairment charge was required. The Company’s testing of the Primis Bank reporting unit revealed that its carrying amount was in excess of its calculated fair value as of September 30, 2023, resulting in an impairment charge.

The Company’s impairment testing included the use of three approaches, each receiving various weightings to determine an ultimate fair value estimate: (1) the comparable transactions method that is based on comparison to pricing ratios recently paid in the sale or merger of comparable banking institutions; (2) the public market peers control premium approach that is based on market pricing ratios of public banking companies adjusted for an industry based control premium, and (3) a discounted cash flow method (an income method), taking into consideration expectations of the Company’s growth and profitability going forward. The results of the combined weighted approaches indicated that the Primis Bank reporting unit’s fair value was approximately 2.4% less than its book value, resulting in a goodwill impairment charge of $11.2 million. This was a non-cash charge to earnings and had no impact on tangible or regulatory capital, cash flows or the Company’s liquidity position.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment testing as of September 30, 2023 will prove to be an accurate prediction of the future.  Changes in assumptions, market data (for market-based assessments), or the discount rate (for income based assessments) could produce different results that lead to higher or lower fair value determinations compared to the results of the annual impairment testing performed as of September 30, 2023.

Transfers of Financial Assets

The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Transfers of an entire financial asset (i.e. loan sales), a group of entire financial assets, or a participating interest in an entire financial asset (i.e. loan participations sold) are accounted for as sales when control over the assets have been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking that right)  to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Participations or other partial loan sales that do not meet the definition of a participating interest would remain on the balance sheet and the proceeds are recorded as a secured borrowing. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. There were no loan participations that were accounted for as secured borrowings during the period. The Company transferred $25 million of loans to third-parties during the quarter that met the requirements to be accounted for as a sale.

The Company retained servicing rights on the loans sold and recorded a servicing asset for each of the sold loans at the time of sale.  Subsequent to the date of transfer, the Company has elected to measure servicing assets under the amortization method. Under the amortization method, servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of servicing assets is analyzed each reporting period and is adjusted to reflect changes in prepayment speeds, as well as other factors. Servicing assets are evaluated for impairment based on the fair value of those assets. Impairment is determined by assessing the servicing assets based on groupings of predominant risk characteristics, such as interest rate and loan type. If, by servicing asset grouping, the carrying amount of the servicing assets exceeds fair value, a valuation allowance is established through a charge to earnings. The valuation allowance is adjusted as the fair value changes. The Company recorded no impairment of its servicing assets during the three and nine months ended September 30, 2023. Servicing assets are included in other assets in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2023, the Company had the following activity in regard to its servicing assets (amounts in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(dollars in thousands)	2023	2023
Beginning balance	$574	$—
Assets acquired	183	792
Amortization	(31)	(66)
Ending Balance	$726	$726

Retained Earnings Revisions

During the second quarter of 2023, the Company discovered an employee loan fraud with total exposure of approximately $2.5 million. The fraud dated back to the origination of several loans to a customer in 2010. Management believes, on the advice of its counsel, its insurance broker and a third party forensic auditor, that the losses are recoverable under the Company’s insurance policies and is working through the claims process. The Company has evaluated the effect of the error, both qualitatively and quantitatively, and believes the impact to prior years is immaterial to each respective period assessed. However, the Company’s quantitative and qualitative assessments of the fraud losses on its projected 2023 annual earnings was expected to be material at the time the evaluation was performed as of June 30, 2023. Accordingly, the Company made the decision to report the losses in the respective periods in which they were incurred in its future Form 10-Q and Form 10-K filings by revising impacted periods beginning with the Quarterly Report on Form 10-Q as of June 30, 2023. For all of its filings on and after June 30, 2023, the Company will revise opening retained earnings of the earliest period presented for losses incurred in earlier periods and revise all prior periods presented in the filing for losses incurred related to the period. Accordingly, the Company has revised prior periods presented in this Form 10-Q to reflect the fraud losses in the respective period incurred, with any losses incurred prior to January 1, 2022 adjusted in the January 1, 2022 opening retained earnings balance. The revisions resulted in retained earnings as of January 1, 2022 being $2.0 million lower than previously reported in prior periods. Additionally, the revisions resulted in a decrease in loans held for investment of $2.0 million and a decrease in net income for the three and nine months ended September 30, 2022, of $29 thousand and $147 thousand, respectively.

The table below discloses the net change (increase or (decrease)) included in all the consolidated statements of net income (loss) line items in this Form 10-Q, as a result of the revisions discussed above.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(dollars in thousands)	2022	2022

Income Statement:
Effect to interest income	$(35)	$(89)
Effect to noninterest expenses	—	92
Effect on income tax expense (benefit)	(6)	(34)
Net effect to net income (loss)	$(29)	$(147)

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under FASB ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The Company adopted the guidance in the first quarter of 2023, which did not have a material impact on the Company’s consolidated financial statements and disclosures.

In March 2022, FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method, to expand the current single-layer method of electing hedge accounting to allow multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method was renamed the portfolio layer method. The amendments in this update were effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted the update in the second quarter of 2023. The adoption of this standard did not have a material impact on the consolidated financial statements or disclosures.

2.      INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
September 30, 2023
Residential government-sponsored mortgage-backed securities	$113,087	$—	$(19,222)	$93,865
Obligations of states and political subdivisions	33,876	—	(5,564)	28,312
Corporate securities	16,000	—	(2,686)	13,314
Collateralized loan obligations	5,019	—	(64)	4,955
Residential government-sponsored collateralized mortgage obligations	32,324	—	(2,579)	29,745
Government-sponsored agency securities	16,255	—	(3,287)	12,968
Agency commercial mortgage-backed securities	34,391	—	(5,111)	29,280
SBA pool securities	4,494	8	(66)	4,436
Total	$255,446	$8	$(38,579)	$216,875

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2022
Residential government-sponsored mortgage-backed securities	$119,371	$1	$(16,491)	$102,881
Obligations of states and political subdivisions	34,103	2	(4,927)	29,178
Corporate securities	16,000	—	(1,172)	14,828
Collateralized loan obligations	5,022	—	(146)	4,876
Residential government-sponsored collateralized mortgage obligations	28,643	—	(2,048)	26,595
Government-sponsored agency securities	17,719	—	(3,103)	14,616
Agency commercial mortgage-backed securities	42,180	—	(4,763)	37,417
SBA pool securities	5,998	13	(87)	5,924
Total	$269,036	$16	$(32,737)	$236,315

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
September 30, 2023
Residential government-sponsored mortgage-backed securities	$9,357	$—	$(1,219)	$—	$8,138
Obligations of states and political subdivisions	2,390	—	(153)	—	2,237
Residential government-sponsored collateralized mortgage obligations	228	—	(21)	—	207
Total	$11,975	$—	$(1,393)	$—	$10,582

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2022
Residential government-sponsored mortgage-backed securities	$10,522	$—	$(1,007)	$—	$9,515
Obligations of states and political subdivisions	2,721	3	(46)	—	2,678
Residential government-sponsored collateralized mortgage obligations	277	—	(21)	—	256
Total	$13,520	$3	$(1,074)	$—	$12,449

Available-for-sale investment securities of $5.5 million and $10.5 million, respectively, were purchased during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, $4.9 million and $32.5 million, respectively, of available-for-sale investment securities were purchased. No held-to-maturity investments were purchased during the three and nine months ended September 30, 2023 and 2022. No investment securities were sold during the three and nine months ended September 30, 2023 and 2022.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2023, by contractual maturity, were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$—	$—	$871	$861
Due in one to five years	10,027	9,076	580	557
Due in five to ten years	34,242	28,494	939	819
Due after ten years	26,881	21,979	—	—
Residential government-sponsored mortgage-backed securities	113,087	93,865	9,357	8,138
Residential government-sponsored collateralized mortgage obligations	32,324	29,745	228	207
Agency commercial mortgage-backed securities	34,391	29,280	—	—
SBA pool securities	4,494	4,436	—	—
Total	$255,446	$216,875	$11,975	$10,582

Investment securities with a carrying amount of approximately $183.2 million and $99.4 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of September 30, 2023, Primis did not have a material allowance for credit losses on held-to-maturity securities.

The unrealized losses related to investment securities available-for-sale as of September 30, 2023 and December 31, 2022, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative and qualitative analysis in this determination. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit losses as of September 30, 2023 and December 31, 2022. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
September 30, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$2,643	$(81)	$91,222	$(19,141)	$93,865	$(19,222)
Obligations of states and political subdivisions	5,915	(198)	21,397	(5,366)	27,312	(5,564)
Corporate securities	895	(104)	12,418	(2,582)	13,313	(2,686)
Collateralized loan obligations	—	—	4,955	(64)	4,955	(64)
Residential government-sponsored collateralized mortgage obligations	12,186	(281)	17,554	(2,298)	29,740	(2,579)
Government-sponsored agency securities	—	—	12,968	(3,287)	12,968	(3,287)
Agency commercial mortgage-backed securities	—	—	29,280	(5,111)	29,280	(5,111)
SBA pool securities	356	—	2,776	(66)	3,132	(66)
Total	$21,995	$(664)	$192,570	$(37,915)	$214,565	$(38,579)

	Less than 12 months		12 Months or More		Total
September 30, 2023	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$8,138	$(1,219)	$8,138	$(1,219)
Obligations of states and political subdivisions	1,870	(86)	367	(67)	2,237	(153)
Residential government-sponsored collateralized mortgage obligations	—	—	207	(21)	207	(21)
Total	$1,870	$(86)	$8,712	$(1,307)	$10,582	$(1,393)

	Less than 12 months		12 Months or More		Total
December 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$23,484	$(2,268)	$79,283	$(14,223)	$102,767	$(16,491)
Obligations of states and political subdivisions	10,026	(388)	17,609	(4,539)	27,635	(4,927)
Corporate securities	14,828	(1,172)	—	—	14,828	(1,172)
Collateralized loan obligations	—	—	4,876	(146)	4,876	(146)
Residential government-sponsored collateralized mortgage obligations	22,343	(1,375)	4,252	(673)	26,595	(2,048)
Government-sponsored agency securities	1,484	(16)	13,132	(3,087)	14,616	(3,103)
Agency commercial mortgage-backed securities	13,031	(371)	24,386	(4,392)	37,417	(4,763)
SBA pool securities	529	(38)	3,243	(49)	3,772	(87)
Total	$85,725	$(5,628)	$146,781	$(27,109)	$232,506	$(32,737)

	Less than 12 months		12 Months or More		Total
December 31, 2022	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$9,457	$(1,002)	$58	$(5)	$9,515	$(1,007)
Obligations of states and political subdivisions	1,255	(46)	—	—	1,255	(46)
Residential government-sponsored collateralized mortgage obligations	75	(4)	181	(17)	256	(21)
Total	$10,787	$(1,052)	$239	$(22)	$11,026	$(1,074)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Loans held for sale, at fair value	$57,511	$27,626
Loans held for sale, at lower of cost or market	8,755	—
Total loans held for sale	$66,266	$27,626

Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied	$431,840	$459,866
Commercial real estate - non-owner occupied	576,881	579,733
Secured by farmland	5,082	5,970
Construction and land development	172,005	148,690
Residential 1-4 family	600,389	609,694
Multi-family residential	129,586	140,321
Home equity lines of credit	59,996	65,152
Total real estate loans	1,975,779	2,009,426

Commercial loans	592,528	520,741
Paycheck Protection Program loans	2,105	4,564
Consumer loans	569,463	405,278
Total Non-PCD loans	3,139,875	2,940,009
PCD loans	5,992	6,628
Total loans held for investment	$3,145,867	$2,946,637

Accrued Interest Receivable

Accrued interest receivable on loans totaled $24.1 million and $13.7 million at September 30, 2023 and December 31, 2022, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of September 30, 2023 and December 31, 2022 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
September 30, 2023	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$801	$53	$—	$854	$430,986	$431,840
Commercial real estate - non-owner occupied	225	—	13,066	13,291	563,590	576,881
Secured by farmland	—	—	479	479	4,603	5,082
Construction and land development	997	682	—	1,679	170,326	172,005
Residential 1-4 family	2,152	408	1,178	3,738	596,651	600,389
Multi- family residential	—	—	—	—	129,586	129,586
Home equity lines of credit	551	141	234	926	59,070	59,996
Commercial loans	1,012	—	1,366	2,378	590,150	592,528
Paycheck Protection Program loans	3	—	1,771	1,774	331	2,105
Consumer loans	3,069	2,308	186	5,563	563,900	569,463
Total Non-PCD loans	8,810	3,592	18,280	30,682	3,109,193	3,139,875
PCD loans	1,201	—	1,241	2,442	3,550	5,992
Total	$10,011	$3,592	$19,521	$33,124	$3,112,743	$3,145,867

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2022	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$55	$—	$—	$55	$459,811	$459,866
Commercial real estate - non-owner occupied	290	169	19,641	20,100	559,633	579,733
Secured by farmland	—	—	—	—	5,970	5,970
Construction and land development	46	—	—	46	148,644	148,690
Residential 1-4 family	2,180	410	304	2,894	606,800	609,694
Multi- family residential	—	—	—	—	140,321	140,321
Home equity lines of credit	431	96	249	776	64,376	65,152
Commercial loans	39	—	2,956	2,995	517,746	520,741
Paycheck Protection Program loans	16	15	3,360	3,391	1,173	4,564
Consumer loans	2,079	1,421	200	3,700	401,578	405,278
Total Non-PCD loans	5,136	2,111	26,710	33,957	2,906,052	2,940,009
PCD loans	—	—	1,328	1,328	5,300	6,628
Total	$5,136	$2,111	$28,038	$35,285	$2,911,352	$2,946,637

The amortized cost, by class, of loans and leases on nonaccrual status at September 30, 2023 and December 31, 2022, were as follows (in thousands):

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
September 30, 2023	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$—	$427	$427	$427
Commercial real estate - non-owner occupied	13,066	—	13,066	—
Secured by farmland	479	—	479	479
Construction and land development	—	24	24	24
Residential 1-4 family	1,178	841	2,019	2,019
Home equity lines of credit	234	483	717	717
Commercial loans	1,366	47	1,413	45
Paycheck Protection Program loans	57	—	57	57
Consumer loans	186	542	728	728
Total Non-PCD loans	16,566	2,364	18,930	4,496
PCD loans	1,241	—	1,241	1,241
Total	$17,807	$2,364	$20,171	$5,737

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
December 31, 2022	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$—	$509	$509	$509
Commercial real estate - non-owner occupied	19,641	—	19,641	19,641
Secured by farmland	—	713	713	713
Construction and land development	—	29	29	29
Residential 1-4 family	304	8,995	9,299	9,299
Home equity lines of credit	249	301	550	550
Commercial loans	2,956	121	3,077	121
Paycheck Protection Program loans	—	4	4	4
Consumer loans	200	134	334	299
Total Non-PCD loans	23,350	10,806	34,156	31,165
PCD loans	1,328	—	1,328	1,328
Total	$24,678	$10,806	$35,484	$32,493

There were $1.7 million and $3.4 million of Paycheck Protection Program (“PPP”) loans greater than 90 days past due and still accruing as of September 30, 2023 and December 31, 2022, respectively.

The following table presents nonaccrual loans as of September 30, 2023 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$427	$—	$—	$427
Commercial real estate - non-owner occupied	—	—	—	—	—	13,066	—	—	13,066
Secured by farmland	—	—	—	—	—	479	—	—	479
Construction and land development	—	—	—	—	—	24	—	—	24
Residential 1-4 family	—	589	—	44	162	991	—	233	2,019
Home equity lines of credit	—	—	—	—	—	54	646	17	717
Commercial loans	—	—	—	2	—	1,411	—	—	1,413
Paycheck Protection Program loans	—	—	—	57	—	—	—	—	57
Consumer loans	—	379	345	4	—	—	—	—	728
Total non-PCD nonaccruals	—	968	345	107	162	16,452	646	250	18,930
PCD loans	—	—	—	—	—	1,241	—	—	1,241
Total nonaccrual loans	$—	$968	$345	$107	$162	$17,693	$646	$250	$20,171

Interest received on nonaccrual loans was zero and $0.6 million for the three months ended September 30, 2023 and 2022, respectively and $0.01 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Although each occurrence is unique to the borrower and is evaluated separately, for all portfolio segments, loans modified as a result of borrowers experiencing financial difficulty are typically modified through reductions in interest rates, reductions in payments, changing the payment terms from principal and interest to interest only, and/or extensions in term maturity.

For the quarter ended September 30, 2023, on an amortized cost basis, three other consumer loans totaling $0.3 million were modified to borrowers experiencing financial difficulty. This represents 0.10% of the other consumer loan portfolio.

Two of the other consumer loans, totaling $0.2 million in amortized cost, were to one borrower and received payment deferrals for three months, with principal and interest payments resuming in August 2023. Total contractual payments for these loans for the quarter, prior to modification, would have been approximately $11 thousand. Both loans are current on principal and interest following the deferral period.

The third other consumer loan modified to a borrower experiencing financial difficulty had an amortized cost of $0.1 million and the Company reduced monthly payments on the loan for the remaining 84-month term with no change to the original rate or maturity. The contractual payments for the quarter would have totaled approximately $9 thousand if the modification had not been provided.  The loan is paying as agreed following the modification.

An existing modification of a 1-4 family residential loan in the first quarter of 2023, with an amortized cost of $0.9 million, resumed contractual payments in August following its payment deferral period and has experienced no payment delinquencies since the deferral period ended. This modification is 0.14% of the 1-4 family residential loan portfolio.

Two loans modified in the second quarter of 2023 from our owner occupied commercial real estate portfolio with an amortized cost balance of $0.4 million are paying as agreed following the modifications. These loans represent 0.10% of the owner occupied commercial real estate portfolio.

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

Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable. Primis had no loans classified as Doubtful as of September 30, 2023 or December 31, 2022.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of September 30, 2023 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$22,331	$89,372	$61,246	$18,243	$21,367	$199,826	$2,256	$6,770	$421,411
Special Mention	—	—	219	—	—	5,073	—	—	5,292
Substandard	—	—	—	—	96	5,041	—	—	5,137
Doubtful	—	—	—	—	—	—	—	—	—
	$22,331	$89,372	$61,465	$18,243	$21,463	$209,940	$2,256	$6,770	$431,840
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.45	3.31	3.44	3.39	3.28	3.54	3.83	3.97	3.46
Commercial real estate - nonowner occupied
Pass	$1,581	$56,242	$120,282	$43,124	$40,817	$272,053	$2,421	$5,067	$541,587
Special Mention	—	—	—	1,539	—	20,126	—	601	22,266
Substandard	—	—	—	—	—	13,028	—	—	13,028
Doubtful	—	—	—	—	—	—	—	—	—
	$1,581	$56,242	$120,282	$44,663	$40,817	$305,207	$2,421	$5,668	$576,881
Current period gross charge offs	$—	$—	$—	$—	$—	$183	$—	$—	$183
Weighted average risk grade	31.21	3.70	3.08	3.83	3.95	3.80	2.91	3.21	3.72
Secured by farmland
Pass	$512	$—	$11	$108	$—	$3,535	$271	$166	$4,603
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	479	—	—	479
Doubtful	—	—	—	—	—	—	—	—	—
	$512	$—	$11	$108	$—	$4,014	$271	$166	$5,082
Current period gross charge offs	$—	$—	$—	$—	$—	$3	$—	$—	$3
Weighted average risk grade	3.86	N/A	4.00	4.00	N/A	4.01	3.99	3.12	3.96
Construction and land development
Pass	$20,833	$51,205	$74,119	$521	$2,505	$21,075	$763	$5	$171,026
Special Mention	—	—	—	—	—	955	—	—	955
Substandard	—	—	—	—	—	24	—	—	24
Doubtful	—	—	—	—	—	—	—	—	—
	$20,833	$51,205	$74,119	$521	$2,505	$22,054	$763	$5	$172,005
Current period gross charge offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Weighted average risk grade	3.45	3.27	3.38	3.37	3.29	3.58	3.39	4.00	3.38
Residential 1-4 family
Pass	$23,985	$160,057	$152,131	$41,421	$56,527	$155,694	$2,654	$2,559	$595,028
Special Mention	—	1,036	—	—	—	514	—	—	1,550
Substandard	—	589	—	44	162	2,510	—	506	3,811
Doubtful	—	—	—	—	—	—	—	—	—
	$23,985	$161,682	$152,131	$41,465	$56,689	$158,718	$2,654	$3,065	$600,389
Current period gross charge offs	$—	$—	$—	$—	$755	$—	$—	$—	$755
Weighted average risk grade	3.14	3.10	3.04	3.07	3.08	3.23	3.72	3.50	3.12
Multi- family residential
Pass	$—	$8,132	$21,545	$17,893	$6,965	$68,951	$4,520	$638	$128,644
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	653	—	289	942
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$8,132	$21,545	$17,893	$6,965	$69,604	$4,520	$927	$129,586
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.70	3.00	3.90	3.00	3.35	4.00	4.62	3.41
Home equity lines of credit
Pass	$317	$486	$421	$49	$50	$3,087	$53,795	$865	$59,070
Special Mention	—	—	—	—	—	—	113	—	113
Substandard	—	—	—	—	—	54	742	17	813
Doubtful	—	—	—	—	—	—	—	—	—
	$317	$486	$421	$49	$50	$3,141	$54,650	$882	$59,996
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.03	3.00	3.00	3.00	3.00	3.92	3.07	3.93	3.13
Commercial loans
Pass	$139,527	$275,889	$53,161	$6,029	$2,623	$27,253	$78,140	$6,641	$589,263
Special Mention	—	—	—	11	130	—	967	347	1,455
Substandard	—	—	—	218	60	1,532	—	—	1,810
Doubtful	—	—	—	—	—	—	—	—	—
	$139,527	$275,889	$53,161	$6,258	$2,813	$28,785	$79,107	$6,988	$592,528
Current period gross charge offs	$—	$—	$—	$—	$—	$1,776	$—	$—	$1,776
Weighted average risk grade	2.76	3.10	3.36	3.41	4.01	3.46	3.22	3.81	3.09

										Revolving
										Loans
									Revolving	Converted
	2023	2022	2021	2020		2019	Prior		Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$1,100		$948	$—		$—	$—	$—	$2,048
Special Mention	—	—	—		57	—		—	—	—	57
Substandard	—	—	—		—	—		—	—	—	—
Doubtful	—	—	—		—	—		—	—	—	—
	$—	$—	$1,100		$1,005	$—		$—	$—	$—	$2,105
Current period gross charge offs	$—	$—	$—	$		$—		$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	2.00		2.23	N/A		N/A	N/A	N/A	2.11
Consumer loans
Pass	$272,384	$257,348	$26,590		$1,032	$127		$3,904	$6,444	$372	$568,201
Special Mention	—	—	—		—	—		67	—	—	67
Substandard	75	768	349		3	—		—	—	—	1,195
Doubtful	—	—	—		—	—		—	—	—	—
	$272,459	$258,116	$26,939		$1,035	$127		$3,971	$6,444	$372	$569,463
Current period gross charge offs	$495	$6,305	$1,076		$—	$—	$		$—	$80	$7,956
Weighted average risk grade	3.48	2.66	3.60		4.01	3.96		5.79	2.84	4.00	3.12
PCD
Pass	$—	$—	$—		$—	$—		$2,875	$—	$—	$2,875
Special Mention	—	—	—		—	—		1,601	—	—	1,601
Substandard	—	—	—		—	—		1,516	—	—	1,516
Doubtful	—	—	—		—	—		—	—	—	—
	$—	$—	$—		$—	$—		$5,992	$—	$—	$5,992
Current period gross charge offs	$—	$—	$—		$—	$—		$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A		N/A	N/A		4.68	N/A	N/A	4.68
Total	$481,545	$901,124	$511,174		$131,240	$131,429		$811,426	$153,086	$24,843	$3,145,867
Current period gross charge offs	$495	$6,305	$1,076		$—	$755		$1,964	$—	$80	$10,675
Weighted average risk grade	3.34	3.05	3.21		3.50	3.40		3.58	3.19	3.71	3.30

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2022 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$116,545	$58,202	$19,178	$21,985	$27,397	$202,484	$3,389	$6,740	$455,920
Special Mention	—	—	—	—	—	988	—	—	988
Substandard	—	—	—	—	—	2,958	—	—	2,958
Doubtful	—	—	—	—	—	—	—	—	—
	$116,545	$58,202	$19,178	$21,985	$27,397	$206,430	$3,389	$6,740	$459,866
Weighted average risk grade	3.25	3.45	3.38	3.27	3.43	3.50	3.52	3.96	3.42
Commercial real estate - nonowner occupied
Pass	$28,128	$126,291	$44,696	$41,631	$55,702	$228,735	$4,173	$3,065	$532,421
Special Mention	—	—	1,566	—	926	24,580	—	601	27,673
Substandard	—	—	—	—	13,066	6,573	—	—	19,639
Doubtful	—	—	—	—	—	—	—	—	—
	$28,128	$126,291	$46,262	$41,631	$69,694	$259,888	$4,173	$3,666	$579,733
Weighted average risk grade	3.36	3.16	3.82	3.95	4.01	3.82	2.87	3.33	3.68
Secured by farmland
Pass	$141	$16	$110	$—	$—	$2,279	$1,697	$85	$4,328
Special Mention	—	—	—	—	—	649	—	112	761
Substandard	—	—	—	6	—	875	—	—	881
Doubtful	—	—	—	—	—	—	—	—	—
	$141	$16	$110	$6	$—	$3,803	$1,697	$197	$5,970
Weighted average risk grade	4.00	4.00	4.00	6.00	N/A	4.20	3.98	3.70	4.13
Construction and land development
Pass	$44,253	$73,226	$847	$3,006	$6,937	$19,553	$822	$17	$148,661
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	29	—	—	29
Doubtful	—	—	—	—	—	—	—	—	—
	$44,253	$73,226	$847	$3,006	$6,937	$19,582	$822	$17	$148,690
Weighted average risk grade	3.21	3.06	3.60	3.42	3.17	3.69	3.36	4.00	3.20
Residential 1-4 family
Pass	$152,178	$157,233	$43,812	$61,268	$40,707	$138,782	$1,837	$3,437	$599,254
Special Mention	—	—	—	—	—	30	—	—	30
Substandard	285	—	—	8,099	—	1,310	—	716	10,410
Doubtful	—	—	—	—	—	—	—	—	—
	$152,463	$157,233	$43,812	$69,367	$40,707	$140,122	$1,837	$4,153	$609,694
Weighted average risk grade	3.09	3.04	3.07	3.41	3.13	3.23	3.92	3.54	3.15
Multi- family residential
Pass	$9,953	$21,927	$18,338	$7,064	$1,804	$75,370	$4,192	$676	$139,324
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	702	—	295	997
Doubtful	—	—	—	—	—	—	—	—	—
	$9,953	$21,927	$18,338	$7,064	$1,804	$76,072	$4,192	$971	$140,321
Weighted average risk grade	3.58	3.00	3.90	3.00	3.21	3.31	4.00	4.61	3.37
Home equity lines of credit
Pass	$463	$431	$52	$63	$230	$4,093	$58,312	$957	$64,601
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	54	476	21	551
Doubtful	—	—	—	—	—	—	—	—	—
	$463	$431	$52	$63	$230	$4,147	$58,788	$978	$65,152
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.94	3.05	3.89	3.12
Commercial loans
Pass	$295,459	$59,642	$7,332	$6,658	$9,228	$19,830	$100,407	$17,381	$515,937
Special Mention	—	396	64	74	—	—	519	388	1,441
Substandard	—	—	5	90	—	1,678	1,590	—	3,363
Doubtful	—	—	—	—	—	—	—	—	—
	$295,459	$60,038	$7,401	$6,822	$9,228	$21,508	$102,516	$17,769	$520,741
Weighted average risk grade	3.14	3.41	3.38	3.90	3.42	3.70	3.47	3.33	3.29
Paycheck Protection Program loans
Pass	$—	$2,119	$2,435	$—	$—	$—	$—	$—	$4,554
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	10	—	—	—	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$2,129	$2,435	$—	$—	$—	$—	$—	$4,564
Weighted average risk grade	N/A	2.02	2.00	N/A	N/A	N/A	N/A	N/A	2.01

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Consumer loans
Pass	$365,842	$29,184	$1,493	$340	$534	$4,319	$2,918	$—	$404,630
Special Mention	—	—	—	—	—	65	—	—	65
Substandard	70	513	—	—	—	—	—	—	583
Doubtful	—	—	—	—	—	—	—	—	—
	$365,912	$29,697	$1,493	$340	$534	$4,384	$2,918	$—	$405,278
Weighted average risk grade	3.24	3.74	3.99	3.98	4.00	4.02	3.81	N/A	3.30
PCD
Pass	$—	$—	$—	$—	$—	$3,692	$—	$—	$3,692
Special Mention	—	—	—	—	—	1,320	—	—	1,320
Substandard	—	—	—	—	—	1,616	—	—	1,616
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$6,628	$—	$—	$6,628
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.54	N/A	N/A	4.54
Total	$1,013,317	$529,190	$139,928	$150,284	$156,531	$742,564	$180,332	$34,491	$2,946,637
Weighted average risk grade	3.20	3.19	3.48	3.54	3.60	3.57	3.35	3.53	3.36

Revolving loans that converted to term during the reported periods were as follows (in thousands):

	For the three months ended September 30, 2023	For the nine months ended September 30, 2023
Commercial real estate - owner occupied	$—	$213
Commercial real estate - non-owner occupied	—	2,057
Residential 1-4 family	—	124
Commercial loans	—	179
Consumer loans	187	371
Total loans	$187	$2,944

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $0.3 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively.

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

In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. For allowance modeling purposes, our loan pools include but are not limited to (i) commercial real estate - owner occupied, (ii) commercial real estate - non-owner occupied, (iii) construction and land development, (iv) commercial, (v) agricultural loans, (vi) residential 1-4 family and (vii) consumer loans. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. For each loan pool, we measure expected credit losses over the life of each loan utilizing a combination of inputs: (i) probability of default, (ii) probability of attrition, (iii) loss given default and (iv) exposure at default. Internal data is supplemented by, but not replaced by, peer data when required, primarily to determine the probability of default input. The various pool-specific inputs may be adjusted for current macroeconomic assumptions. Significant macroeconomic variables utilized in our allowance models include, among other things, (i) Virginia Gross Domestic Product, (ii) Virginia House Price Index, and (iii) Virginia unemployment rates.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of September 30, 2023 and December 31, 2022, calculated in accordance with ASC 326 (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
September 30, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,394	$5,686	$3	$852	$4,797	$1,321	$354	$4,424	$6,652	$—	$28,483
Q-factor and other qualitative adjustments	267	797	28	322	420	442	23	584	—	—	2,883
Specific allocations	—	960	—	—	—	—	—	1,149	377	1,915	4,401
Total	$4,661	$7,443	$31	$1,174	$5,217	$1,763	$377	$6,157	$7,029	$1,915	$35,767

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$5,297	$6,652	$4	$997	$3,579	$1,814	$310	$5,006	$3,851	$—	$27,510
Q-factor and other qualitative adjustments	261	495	21	376	512	387	19	654	2	—	2,727
Specific allocations	—	—	—	—	—	—	—	2,193	42	2,072	4,307
Total	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three months ended September 30, 2023 and 2022 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Three Months Ended September 30, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,015	$9,439	$32	$1,286	$4,452	$1,993	$326	$6,923	$7,016	$1,932	$38,414
Provision (recovery)	(354)	(1,923)	2	(110)	1,250	(230)	44	(766)	3,752	(17)	1,648
Charge offs	—	(183)	(3)	(2)	(486)	—	7	—	(3,844)	—	(4,511)
Recoveries	—	110	—	—	1	—	—	—	105	—	216
Ending balance	$4,661	$7,443	$31	$1,174	$5,217	$1,763	$377	$6,157	$7,029	$1,915	$35,767

Three Months Ended September 30, 2022
Allowance for credit losses:
Beginning balance	$4,301	$7,917	$49	$1,024	$4,272	$2,160	$363	$6,428	$1,569	$2,126	$30,209
Provision (recovery)	532	(1,287)	(23)	116	(273)	(219)	(59)	2,256	1,884	(37)	2,890
Charge offs	—	—	—	—	—	—	—	(1,007)	(146)	—	(1,153)
Recoveries	—	—	—	—	1	—	1	—	8	—	10
Ending balance	$4,833	$6,630	$26	$1,140	$4,000	$1,941	$305	$7,677	$3,315	$2,089	$31,956

Activity in the allowance for credit losses by class of loan for the nine months ended September 30, 2023 and 2022 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Nine Months Ended September 30, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544
Provision (recovery)	(897)	369	9	(309)	1,719	(438)	46	79	10,715	(157)	11,136
Charge offs	—	(183)	(3)	(2)	(755)	—	—	(1,776)	(7,956)	—	(10,675)
Recoveries	—	110	—	112	162	—	2	1	375	—	762
Ending balance	$4,661	$7,443	$31	$1,174	$5,217	$1,763	$377	$6,157	$7,029	$1,915	$35,767

Nine Months Ended September 30, 2022
Allowance for credit losses:
Beginning balance	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$29,105
Provision (recovery)	285	(2,900)	(30)	142	354	(1,339)	(120)	4,426	2,785	(192)	3,411
Charge offs	(14)	—	—	—	—	—	(14)	(1,007)	(277)	—	(1,312)
Recoveries	—	502	—	—	58	—	2	170	20	—	752
Ending balance	$4,833	$6,630	$26	$1,140	$4,000	$1,941	$305	$7,677	$3,315	$2,089	$31,956

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

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$5,041	$—	$2,795	$—
Commercial real estate - non-owner occupied	13,066	960	19,641	—
Secured by farmland	479	—	525	—
Residential 1-4 family	2,234	—	9,636	—
Multi- family residential	942	—	996	—
Home equity lines of credit	—	—	21	—
Commercial loans	1,369	1,149	2,979	2,193
Consumer loans	367	377	259	42
Total non-PCD loans	23,498	2,486	36,852	2,235
PCD loans	5,992	1,915	6,628	2,072
Total loans	$29,490	$4,401	$43,480	$4,307

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$93,865	$—	$93,865	$—
Obligations of states and political subdivisions	28,312	—	28,312	—
Corporate securities	13,314	—	13,314	—
Collateralized loan obligations	4,955	—	4,955	—
Residential government-sponsored collateralized mortgage obligations	29,745	—	29,745	—
Government-sponsored agency securities	12,968	—	12,968	—
Agency commercial mortgage-backed securities	29,280	—	29,280	—
SBA pool securities	4,436	—	4,436	—
	216,875	—	216,875	—
Loans held for investment	244,646	—	—	244,646
Loans held for sale	57,511	—	57,511	—
Mortgage banking financial assets	244	—	—	244
Mortgage banking derivative assets	1,937	—	1,937	—
Interest rate swaps	5,307	—	5,307	—
Total assets	$526,520	$—	$281,630	$244,890

Liabilities:
Mortgage banking derivative liabilities	$463	$—	$463	$—
Total liabilities	$463	$—	$463	$—

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$102,881	$—	$102,881	$—
Obligations of states and political subdivisions	29,178	—	29,178	—
Corporate securities	14,828	—	14,828	—
Collateralized loan obligations	4,876	—	4,876	—
Residential government-sponsored collateralized mortgage obligations	26,595	—	26,595	—
Government-sponsored agency securities	14,616	—	14,616	—
Agency commercial mortgage-backed securities	37,417	—	37,417	—
SBA pool securities	5,924	—	5,924	—
	236,315	—	236,315	—
Loans held for sale	27,626	—	27,626	—
Mortgage banking financial assets	21	—	—	21
Mortgage banking derivative assets	1,410	—	1,386	24
Total assets	$265,372	$—	$265,327	$45

Liabilities:
Mortgage banking financial liabilities	$4	$—	$—	$4
Mortgage banking derivative liabilities	122	—	115	7
Total liabilities	$126	$—	$115	$11

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$28,778	$—	$—	$28,778
Assets held for sale	3,115	—	—	3,115

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$47,832	$—	$—	$47,832
Assets held for sale	3,115	—	—	3,115

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		September 30, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$93,865	$93,865	$77,859	$77,859
Securities available-for-sale	Level 2	216,875	216,875	236,315	236,315
Securities held-to-maturity	Level 2	11,975	10,582	13,520	12,449
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	12,796	12,796	25,815	25,815
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 3	3,110,100	3,000,499	2,912,093	2,809,163
Loans held for sale	Level 2	57,511	57,511	27,626	27,626
Accrued interest receivable	Level 2	25,585	25,585	14,938	14,938
Mortgage banking financial assets	Level 3	244	244	21	21
Mortgage banking derivative assets	Level 2 and 3	1,937	1,937	1,410	1,410
Interest rate swaps	Level 2	5,307	5,307	—	—
Credit enhancement	Level 2	5,643	5,643	1,504	1,504
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,293,995	$1,293,995	$1,200,243	$1,200,243
Money market and savings accounts	Level 2	1,547,559	1,547,559	1,057,078	1,057,078
Time deposits	Level 3	451,850	449,733	465,057	462,376
Securities sold under agreements to repurchase	Level 1	3,838	3,838	6,445	6,445
FHLB advances	Level 1	—	—	325,000	325,000
Junior subordinated debt	Level 2	9,818	9,070	9,781	9,181
Senior subordinated notes	Level 2	85,706	83,380	85,531	84,347
Accrued interest payable	Level 2	6,464	6,464	3,261	3,261
Mortgage banking financial liabilities	Level 3	—	—	4	4
Mortgage banking derivative liabilities	Level 2 and 3	463	463	122	122

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

5.      LEASES

The Company leases certain premises under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At September 30, 2023 and December 31, 2022, the Company had operating lease liabilities totaling $12.3 million and $5.8 million, respectively, and right-of-use assets totaling $11.4 million and $5.3 million, respectively, reflected in other liabilities and other assets, respectively, in our consolidated balance sheets related to these leases. We do not currently have any financing leases. For the three months ended September 30, 2023 and 2022, our net operating lease costs were $0.7 million and $0.6 million, respectively, and for the nine months ended September 30, 2023 and 2022, our net operating lease costs were $1.9 million and $1.8 million, respectively. These net operating lease costs are reflected in occupancy expenses on our condensed consolidated statements of income and comprehensive income (loss).

The following table presents other information related to our operating leases:

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Other information:
Weighted-average remaining lease term - operating leases, in years	7.2	4.5
Weighted-average discount rate - operating leases	3.9%	2.8%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	September 30, 2023
Lease payments due:
2023	$551
2024	2,123
2025	1,972
2026	1,925
2027	1,911
Thereafter	5,893
Total lease payments	14,375
Less: imputed interest	(2,028)
Lease liabilities	$12,347

     As of September 30, 2023, the Company did not have any operating lease that has not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

6.     DEBT AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased, Federal Reserve Board Discount Window and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts as of September 30, 2023 and December 31, 2022 was $3.8 million and $6.5 million, respectively.

As of September 30, 2023 and December 31, 2022, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $6.3 million and $14.2 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

We repaid our short-term FHLB advances of $325.0 million that were outstanding as of December 31, 2022 and matured in the first quarter of 2023. As a result, we have all of our FHLB capacity available for future liquidity needs. As of September 30, 2023, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $558.9 million from the FHLB.

In June 2023, the Bank began participating in the Federal Reserve discount window borrowing program. As of September 30, 2023, the Bank had borrowing capacity of $548.9 million within the program.

In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) in response to industry disruption, offering loans with up to one year in maturity to eligible depository institutions in exchange for pledged collateral in the form of U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets. Borrowing capacity under the BTFP is based on the par value, not fair value, of the collateral. As of September 30, 2023, we had securities available of $133.8 million for utilization with the BTFP, with no borrowings outstanding under the program as of September 30, 2023.

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. At September 30, 2023 and December 31, 2022, there was $10.3 million outstanding, net of approximately $0.5 million of debt issuance costs. As of September 30, 2023 and December 31, 2022, the interest rate payable on the trust preferred securities was 8.62% and 7.69%, respectively. As of September 30, 2023, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. Interest is currently payable at an annual floating rate equal to three-month CME Term SOFR plus a tenor spread adjustment of 0.26% until maturity or early redemption. As of September 30, 2023, 60% of these Notes qualified as Tier 2 capital.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. Interest is payable at an initial annual fixed rate of 5.40% and after September 1, 2025, at a floating rate equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 531 basis points. As of September 30, 2023, all of these notes qualified as Tier 2 capital.

As of September 30, 2023 and December 31, 2022, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1.3 million and $1.5 million, respectively.

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

A summary of stock option activity for the nine months ended September 30, 2023 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	203,300	$11.41	1.3	$102
Forfeited	(4,000)
Expired	(121,000)
Exercised	(8,000)
Options outstanding, end of period	70,300	$11.48	1.7	—

Exercisable at end of period	70,300	$11.48	1.7	$—

There was no stock-based compensation expense associated with stock options for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for the nine months ended September 30, 2023 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	68,700	$14.24	2.4
Granted	5,000	7.58
Vested	(24,050)	14.36
Forfeited	(5,300)	15.31
Unvested restricted stock outstanding, end of period	44,350	$13.30	2.2

Stock-based compensation expense for time vested restricted stock awards totaled $0.1 million for the three months ended both September 30, 2023 and 2022, and $0.2 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, unrecognized compensation expense associated with restricted stock awards was $0.4 million, which is expected to be recognized over a weighted average period of 2.2 years.

A summary of performance-based restricted stock units (the “Units”) for the nine months ended September 30, 2023 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	153,960	$13.02	3.6
Forfeited	(9,000)	12.89
Unvested Units outstanding, end of period	144,960	13.03	2.4

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

The Company did not recognize any stock-based compensation expense associated with these Units for the three and nine months ended September 30, 2023 and 2022 because it is not probable that these Units will vest. The potential unrecognized compensation expense associated with these Units was $2.9 million and $1.3 million at September 30, 2023 and 2022, respectively.

8.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $10.6 million and $10.7 million as of September 30, 2023 and December 31, 2022, respectively.

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2023	2022
Balance as of January 1	$1,416	$977
Credit loss expense (recovery)	(392)	92
Balance as of June 30,	$1,024	$1,069

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

We had $84.5 million of Primis mortgage loan commitments outstanding as of September 30, 2023, all of which contractually expire within thirty years.

At September 30, 2023 and December 31, 2022, we had unfunded lines of credit and undisbursed construction loan funds totaling $467.3 million and $540.6 million, respectively, not all of which will ultimately be drawn. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate. The amount of certificate of deposit accounts maturing in less than one year was $394.7 million as of September 30, 2023, including $75.0 million of brokered CDs. Management anticipates that funding requirements for these commitments can be met in the normal course.

Primis also had commitments on the subscription agreements entered into for investments in non-marketable equity securities of $1.9 million and $3.2 million at September 30, 2023 and December 31, 2022, respectively.

9.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted (loss) earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2023
Basic EPS	$(3,567)	24,642	$(0.14)
Effect of dilutive stock options and unvested restricted stock	—	—	—
Diluted EPS	$(3,567)	24,642	$(0.14)

For the three months ended September 30, 2022
Basic EPS	$5,025	24,577	$0.21
Effect of dilutive stock options and unvested restricted stock	—	111	(0.01)
Diluted EPS	$5,025	24,688	$0.20

For the nine months ended September 30, 2023
Basic EPS	$2,198	24,636	$0.09
Effect of dilutive stock options and unvested restricted stock	—	—	—
Diluted EPS	$2,198	24,636	$0.09

For the nine months ended September 30, 2022
Basic EPS	$14,509	24,548	$0.60
Effect of dilutive stock options and unvested restricted stock	—	126	(0.01)
Diluted EPS	$14,509	24,674	$0.59

The Company had 114,650 anti-dilutive options as of September 30, 2023 and did not have any anti-dilutive options as of September 30, 2022.

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

	As of and for the three months ended September 30, 2023			As of and for the nine months ended September 30, 2023
	Primis Mortgage	Primis Bank	Consolidated	Primis Mortgage	Primis Bank	Consolidated

Interest income	$873	$49,613	$50,486	$1,971	$148,308	$150,279
Interest expense	—	23,361	23,361	—	68,632	68,632
Net interest income	873	26,252	27,125	1,971	79,676	81,647
Provision for credit losses	—	1,648	1,648	—	11,136	11,136
Noninterest income	4,932	5,010	9,942	14,463	15,497	29,960
Noninterest expense	5,108	31,966	37,074	15,366	79,664	95,030
Income (loss) before income taxes	697	(2,352)	(1,655)	1,068	4,373	5,441
Income tax expense	174	1,738	1,912	270	2,973	3,243
Net income (loss)	$523	$(4,090)	$(3,567)	$798	$1,400	$2,198
Assets	$66,384	$3,747,391	$3,813,775	$66,384	$3,747,391	$3,813,775

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022. Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 for the consolidated statements of income (loss) and comprehensive income (loss). For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2023 compared to December 31, 2022. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and the other reports we file with the Securities and Exchange Commission, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	potential impacts of the adverse developments in the banking industry during 2023 highlighted by high-profile bank failures, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto;
●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	our ability to recover certain losses related to fraudulent loans under the Company's insurance policies and to successfully complete the claims process and minimize the financial impact of these loans;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial and Life Premium Finance Divisions, new digital banking platform, V1BE fulfillment service and Primis Mortgage Company as well as our cost saving project to reduce administrative and branch expenses;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;

●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and impairment of goodwill associated with current or future acquisitions and adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the possibility that the U.S. could default on its debt obligations and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, including the current Ukraine/Russia conflict, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder, including the impact of the adoption of the current expected credit losses (“CECL”) methodology;
●	failure to maintain effective internal controls and procedures;

●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

OVERVIEW

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of September 30, 2023, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”). Primis Mortgage Company, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank.

As part of a cost saving initiative, the Bank consolidated eight branch locations, reducing total branches from thirty-two to twenty-four, in late October 2023.

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

Current Economic Environment

U.S. economic growth accelerated in the third quarter of 2023, with Real Gross Domestic Product growing by an annualized 4.9%. According to the U.S. Bureau of Labor and Statistics, the rate of unemployment was 3.8% in September 2023 and nonfarm payrolls grew at a robust pace. The Federal Reserve (the “Fed”) has raised interest rates 525 bps in total since March of 2022, a pace that has not been experienced in more than 40 years, and sits at a range of 5.25% to 5.50%. Inflation, while beginning to show signs of moderating, remains higher than the Fed’s long term target rate of 2.0% and the Fed appears committed to maintaining high rates until inflation is back at their target rate. The Fed has indicated that future rate adjustments will be data-dependent. Continued higher inflation, as well as strong employment numbers, could lead to at least one more rate increase in 2023 or early 2024.

This higher rate environment is continuing to put strong margin pressure on all banks, including Primis, as the cost of deposits has increased alongside the Fed rate increases while many loans in banks’ portfolios are fixed due to borrowers locking in historic low rates in the past few years. However, loan growth in the current environment will benefit from the higher rates and should assist in partially offsetting growth in deposit costs.

FINANCIAL HIGHLIGHTS

●	Net loss for the three months ended September 30, 2023 totaled $3.6 million, or $0.14 basic and diluted loss per share, compared to net income of $5.0 million, or $0.21 basic and $0.20 diluted earnings per share for the three months ended September 30, 2022. Net income for the nine months ended September 30, 2023 totaled $2.2 million, or $0.09 basic and diluted earnings per share, compared to $14.5 million, or $0.60 basic and $0.59 per diluted earnings per share for the nine months ended September 30, 2022.
●	When excluding the non-cash goodwill impairment charge that was incurred in the three and nine months ended September 30, 2023, we had net income of $7.6 million and $13.3 million, respectively.
●	Basic and diluted earnings per share for the three months ended September 30, 2023 when excluding the $11.2 million impairment and $200 thousand of fraud related expenses due to an employee fraud discovered in the second quarter, was $0.32 which was an increase of $0.11 compared to the same period in 2022.
●	Basic and diluted earnings per share for the nine months ended September 30, 2023 when excluding the $11.2 million impairment, $200 thousand of fraud related expenses due to an employee fraud discovered in the second quarter, and $1.5 million of branch consolidation costs in the second quarter, was $0.60 which was a small decrease compared to $0.63 and $0.62 basic and diluted, respectively, in the same period in 2022.
●	Total assets as of September 30, 2023 were $3.81 billion, an increase of 7% compared to December 31, 2022.
●	Total loans, excluding Paycheck Protection Program (“PPP”) balances as of September 30, 2023, were $3.14 billion, an increase of $201.7 million, or 7%, from December 31, 2022.
●	Total deposits were $3.29 billion at September 30, 2023, an increase of 21% compared to December 31, 2022.
●	Non-time deposits increased to $2.84 billion at September 30, 2023, an increase of $584.2 million, or 26%, compared to December 31, 2022.
●	The ratio of gross loans to deposits declined to 96% at September 30, 2023, from 108% at December 31, 2022.
●	Net interest margin of 3.02% in the third quarter of 2023 was down from 3.57% in the third quarter of 2022 and up from 2.65% in the second quarter of 2023.
●	Allowance for credit losses to total loans was 1.14% at September 30, 2023, compared to 1.17% at December 31, 2022.
●	We continued to execute on our loan sale strategy during the third quarter, as previously announced, and sold $15 million in loans and realized a pre-tax gain of $0.4 million. Additionally, we transferred another $9 million of loans to held for sale pending finalization of diligence efforts by a potential third-party buyer.
●	We began to realize costs savings from administrative reductions and other cost controls with noninterest expense, excluding the goodwill impairment charge, of $25.9 million in the third quarter of 2023 versus $30.6 million in the second quarter of 2023.
●	Asset quality improved meaningfully from year end with nonperforming assets as a percent of total assets (excluding SBA guarantees) at 0.51% at September 30, 2023 compared to 0.98% at December 31, 2022.

RESULTS OF OPERATIONS

Net Income (Loss)

Three-Month Comparison. Net loss for the three months ended September 30, 2023 totaled $3.6 million, or $0.14 basic and diluted loss per share, compared to net income of $5.0 million, or $0.21 basic and $0.20 diluted earnings per share for the three months ended September 30, 2022. The 171% decrease in net income (loss) during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was driven by an $11.2 million of goodwill impairment charge in the third quarter.

Net income for the three months ended September 30, 2023, excluding the goodwill impairment charge and $200 thousand of fraud related expenses from an employee fraud previously disclosed in the second quarter, was $7.7 million. Earnings per basic and diluted share was $0.32 when excluding these items, which is an increase of $0.11 per share from the same period last year. The increase from prior year in income and earnings per share when excluding these items was driven by higher mortgage banking income, gains associated with the sale of loans and improved core expense levels when adjusting for mortgage related expenses.

Nine-Month Comparison. Net income for the nine months ended September 30, 2023 totaled $2.2 million, or $0.09 basic and diluted earnings per share, compared to $14.5 million, or $0.60 basic and $0.59 diluted earnings per share for the nine months ended September 30, 2022. The 85% decrease in net income during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily related to a $11.2 million of goodwill impairment charge in the third quarter of 2023. The decrease was also driven by higher noninterest expenses from an increase in employee compensation and benefits expense due to the growth of Primis Mortgage, higher data processing expense driven by the increase in customer accounts and related transactions on our digital deposit platform, and an increase in provision for loan losses associated with several specific loan relationships in the current year, partially offset by higher mortgage banking income due to the growth of Primis Mortgage, net interest income as a result of growth in loans and higher interest rates, and gains associated with the sale of loans in 2023.

Net income for the nine months ended September 30, 2023, excluding the goodwill impairment charge, $200 thousand of fraud related expenses from an employee fraud previously disclosed in the second quarter, and $1.5 million of branch consolidation expenses in the second quarter, was $14.7 million. Earnings per basic and diluted share was $0.60 when excluding these items, compared to $0.63 basic and $0.62 diluted earnings per share from the same period last year. The decrease from the prior year in net income and earnings per share when excluding these items was driven by the previously described factors related to the current year net loss and loss per share inclusive of the goodwill impairment.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $27.1 million for the three months ended September 30, 2023, compared to $27.4 million for the three months ended September 30, 2022. Primis’ net interest margin for the three months ended September 30, 2023 was 3.02%, compared to 3.57% for the three months ended September 30, 2022. Net interest margin for three months ended September 30, 2023 compared to the same period in 2022 was affected primarily by the interest spread being less, indicative of the cost of interest bearing liabilities increasing more than the yield on interest bearing assets. We also had interest-bearing liabilities grow, on average, quicker than interest-earning assets over the periods. Total income on interest-earning assets was $50.5 million and $32.6 million for the three months ended September 30, 2023 and 2022, respectively, as average interest-earning assets grew approximately $510 million. The yield on average interest-earning assets was 5.63% and 4.24% for the three months ended September 30, 2023 and 2022, respectively. Increase in yield on average interest-earnings assets was driven by higher rates on cash and loans in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The cost of average interest-bearing deposits increased 239 basis points to 3.03% for the three months ended September 30, 2023, compared to 0.64% for the three months ended September 30, 2022, as average interest-bearing liabilities grew approximately $727 million. The increase was driven by higher costs in every interest-bearing category with the largest driver being an increase in average savings deposits of $485 million with an average increase in cost of these deposits of 3.55%. This increase was primarily a result of the use of our digital deposit platform by new and existing customers which generated approximately $1.0 billion in new deposits during the first quarter.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Three Months Ended
	September 30, 2023			September 30, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$55,775	$873	6.21%	$21,199	$263	4.92%
Loans, net of deferred fees (1) (2)	3,175,454	46,898	5.86%	2,667,406	30,225	4.50%
Investment securities	234,601	1,593	2.69%	269,780	1,518	2.23%
Other earning assets	93,159	1,122	4.78%	90,268	555	2.44%
Total earning assets	3,558,989	50,486	5.63%	3,048,653	32,561	4.24%
Allowance for credit losses	(37,135)			(29,830)
Total non-earning assets	305,300			264,472
Total assets	$3,827,154			$3,283,295

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$806,339	$4,460	2.19%	$660,387	$536	0.32%
Money market accounts	850,892	6,555	3.06%	803,860	1,667	0.82%
Savings accounts	703,809	6,760	3.81%	219,167	141	0.26%
Time deposits	460,961	3,801	3.27%	343,986	943	1.09%
Total interest-bearing deposits	2,822,001	21,576	3.03%	2,027,400	3,287	0.64%
Borrowings	99,104	1,785	7.15%	166,621	1,859	4.43%
Total interest-bearing liabilities	2,921,105	23,361	3.17%	2,194,021	5,146	0.93%
Noninterest-bearing liabilities:
Demand deposits	472,485			665,020
Other liabilities	37,741			23,832
Total liabilities	3,431,331			2,882,873
Stockholders' equity	395,823			400,422
Total liabilities and stockholders' equity	$3,827,154			$3,283,295
Net interest income		$27,125			$27,415
Interest rate spread			2.46%			3.31%
Net interest margin			3.02%			3.57%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Nine-Month Comparison. Net interest income was $81.6 million for the nine months ended September 30, 2023, compared to $74.8 million for the nine months ended September 30, 2022. Primis’ net interest margin for the nine months ended September 30, 2023 was 2.93%, compared to 3.28% for the nine months ended September 30, 2022. The combination in the industry of growth in deposit account rates and consumer preferences shifting from non-interest bearing to higher rate products impacted interest expense and net interest income during the period. Net interest margin was further affected by excess cash balances during the first half of the year, that are part of average other earning assets that earned lower rates compared to the rates earned by our loan portfolio and paid on the related deposits that brought the cash onto the balance sheet. Total income on interest-earning assets was $150.3 million and $87.4 million for the nine months ended September 30, 2023 and 2022, respectively, driven by average interest-earning asset growth of $676 million. The yield on average interest-earning assets was 5.40% and 3.83% for the nine months ended September 30, 2023 and 2022, respectively. Increase in yield on average interest-earnings assets was driven by higher rates on cash and loans in 2023 compared to 2022. The cost of average interest-bearing deposits increased 233 basis points to 2.84% for the nine months ended September 30, 2023, compared to 0.51% for the nine months ended September 30, 2022 as average interest-bearing liabilities grew approximately $804 million. The increase was driven by higher costs in every interest-bearing category with the largest driver being an increase in average savings deposits of $553 million with an average increase in cost of those deposits of 3.52%. This increase was primarily a result of the aforementioned growth of the digital deposit platform. Average loans during the nine months ended September 30, 2023 were $3.13 billion, compared to $2.52 billion during the nine months ended September 30, 2022.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Nine Months Ended
	September 30, 2023			September 30, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$43,384	$1,964	6.05%	$9,456	$356	5.03%
Loans, net of deferred fees (1) (2)	3,089,010	131,083	5.67%	2,512,388	81,192	4.32%
Investment securities	240,525	4,728	2.63%	286,525	4,393	2.05%
Other earning assets	348,831	12,504	4.79%	237,299	1,409	0.79%
Total earning assets	3,721,750	150,279	5.40%	3,045,668	87,350	3.83%
Allowance for credit losses	(35,654)			(29,640)
Total non-earning assets	296,351			259,826
Total assets	$3,982,447			$3,275,854

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$785,480	$11,070	1.88%	$723,857	$1,758	0.32%
Money market accounts	844,752	17,587	2.78%	808,013	3,464	0.57%
Savings accounts	775,024	21,915	3.78%	222,032	432	0.26%
Time deposits	481,813	10,831	3.01%	341,160	2,317	0.91%
Total interest-bearing deposits	2,887,069	61,403	2.84%	2,095,062	7,971	0.51%
Borrowings	160,601	7,229	6.02%	148,549	4,558	4.10%
Total interest-bearing liabilities	3,047,670	68,632	3.01%	2,243,611	12,529	0.75%
Noninterest-bearing liabilities:
Demand deposits	500,456			602,872
Other liabilities	34,589			22,985
Total liabilities	3,582,715			2,869,468
Stockholders' equity	399,732			406,386
Total liabilities and stockholders' equity	$3,982,447			$3,275,854
Net interest income		$81,647			$74,821
Interest rate spread			2.39%			3.09%
Net interest margin			2.93%			3.28%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company recorded a provision for credit losses for the three and nine months ended September 30, 2023 of $1.6 million and $11.1 million, respectively, compared to a provision for credit losses for the three and nine months ended September 30, 2022 of $2.9 million and $3.4 million, respectively. The provision during 2023 included amounts calculated in our normal reserve process for a portfolio of third party-managed loans that includes a credit enhancement from the third-party for losses on the portfolio which totaled $2.0 million and $8.1 million during the three and nine months ended September 30, 2023, respectively. As a result of the credit enhancement, this portion of the provision is fully offset by a gain recorded in noninterest income and has no effect on net income. Excluding the provision amounts related to the third-party managed portfolio, we would have recorded a recovery for credit losses of $0.4 million for the three months ended September 30, 2023 and a provision for credit losses of $3.1 million for the nine months ended September 30, 2023. We had charge-offs totaling $4.5 million and $1.2 million during the three months ended September 30, 2023 and 2022, respectively, and $10.7 million and $1.3 million during nine months ended September 30, 2023 and 2022, respectively. During the three and nine months ended September 30, 2023, the charge-offs were mostly related to the third-party managed loans with a credit enhancement and a majority of the remaining were related to the partial resolution of the assisted living relationship that had been reserved for in prior quarters. There were recoveries totaling $0.2 million and $0.01 million during three months ended September 30, 2023 and 2022, respectively, and $0.8 million during both nine months ended September 30, 2023 and 2022.

The Financial Condition section of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2023	2022	Change
Account maintenance and deposit service fees	$1,503	$1,525	$(22)
Income from bank-owned life insurance	787	394	393
Mortgage banking income	4,922	2,197	2,725
Gain on sale of loans	451	—	451
Credit enhancement income	2,047	1,220	827
Other noninterest income	232	284	(52)
Total noninterest income	$9,942	$5,620	$4,322

Noninterest income increased 77% to $9.9 million for the three months ended September 30, 2023, compared to $5.6 million for the three months ended September 30, 2022. The increase in noninterest income was primarily related to $2.7 million of higher mortgage banking income and $0.8 million of increased credit enhancement income. The Company began accounting for certain third party credit enhancements on consumer lending during the third quarter of 2022. During that time, the portfolio of third-party managed loans was materially smaller with a higher percentage of newly originated loans than it was during the third quarter of 2023 with a larger portfolio and more seasoning. We purchased Primis Mortgage on May 31, 2022, which had smaller operations at that time compared to the third quarter of 2023. In the first nine months of 2023, Primis Mortgage grew significantly, resulting in materially more loan origination and sales volume.  During the third quarter of 2023, the Bank also realized $0.4 million of gains associated with the sale of Panacea commercial and consumer loans. Noninterest income also increased during the three months ended September 30, 2023 compared to September 30, 2022 due to increased BOLI income, partially due to a death benefit recognized during the third quarter.

The following table presents the major categories of noninterest income for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022	Change
Account maintenance and deposit service fees	$4,149	$4,318	$(169)
Income from bank-owned life insurance	1,601	1,147	454
Mortgage banking income	14,435	2,790	11,645
Gain on sale of loans	1,111	—	1,111
Credit enhancement income	8,085	1,220	6,865
Other noninterest income	579	865	(286)
Total noninterest income	$29,960	$10,340	$19,620

Noninterest income increased 190% to $30.0 million for the nine months ended September 30, 2023, compared to $10.3 million for the nine months ended September 30, 2022. The increase in noninterest income was primarily related to $11.6 million of higher mortgage banking income and $6.9 million of credit enhancement income during the nine months ended September 30, 2023. The increase in the mortgage banking income is related to the purchase of Primis Mortgage in May 2022, resulting in only four months of operations in the results of last year compared to a full nine months in 2023,  coupled with meaningful growth in the business in the year since the purchase. Mortgage banking income includes fair value adjustments, origination income, and gains on sales of mortgage loans held for sale. The increase in the credit enhancement income was due to the significant increase in the consumer loan portfolio that receives the enhancement when comparing 2023 to 2022 and the increase in charge-offs in that portfolio over that time. Increase in noninterest income was also attributable to $1.1 million of gains associated with the sale of loans in 2023, primarily related to Panacea commercial and consumer loans.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2023	2022	Change
Salaries and benefits	$13,809	$12,594	$1,215
Occupancy expenses	1,633	1,402	231
Furniture and equipment expenses	1,537	1,455	82
Amortization of core deposit intangible	317	326	(9)
Virginia franchise tax expense	849	813	36
FDIC insurance assessment	820	199	621
Data processing expense	2,250	1,528	722
Marketing expense	377	938	(561)
Telephone and communication expense	356	342	14
Net loss on bank premises and equipment	—	64	(64)
Professional fees	1,118	1,261	(143)
Credit enhancement costs	337	—	337
Goodwill impairment	11,150	—	11,150
Other operating expenses	2,521	2,839	(318)
Total noninterest expenses	$37,074	$23,761	$13,313

Noninterest expenses were $37.1 million during the three months ended September 30, 2023, compared to $23.8 million during the three months ended September 30, 2022. The 56% increase in noninterest expenses was primarily related to a $11.2 million of goodwill impairment charge in the third quarter of 2023. Increase in noninterest expense was also driven by a $1.2 million increase in employee compensation in the third quarter of 2023 related to increased head count at the Bank, Primis Mortgage, and Panacea compared to the third quarter of 2022, along with personnel costs incurred related to the cost savings initiative announced at the end of the second quarter of 2023. We also experienced an increase in occupancy expenses of $0.2 million in the third quarter of 2023 compared to 2022 primarily due to the impact of expenses related to new leases for Primis Mortgage and the Company’s new headquarters. The increase in noninterest expense during the three months ended September 30, 2023 was also attributable to a $0.7 million increase in data processing expense driven by substantially higher application volume on the digital deposit platform as a result of a savings account rate promotion offered during 2023. Noninterest expense for the three months ended September 30, 2023 included $0.3 million of credit enhancement costs related to servicing and other expenses for the third-party managed loan portfolio which were immaterial in the prior year period due to the relatively small size of the portfolio during the same period in 2022. Other notable drivers of the change in noninterest expense was higher other operating expenses in the third quarter of 2023 that was driven higher by FDIC insurance costs due to the significant growth in deposits partially offset by a decline in marketing expense.

When excluding the non-cash goodwill impairment charge, total noninterest expenses increased 6% from the three months ended September 30, 2022, compared to the 56% increase described above that includes the impairment charge. The increase was driven by higher salaries and benefits, FDIC insurance, and data processing expenses, partially offset by lower marketing and other operating expenses along with less professional fees.

The following table presents the major categories of noninterest expense for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022	Change
Salaries and benefits	$44,120	$32,792	$11,328
Occupancy expenses	4,671	4,277	394
Furniture and equipment expenses	4,966	3,683	1,283
Amortization of core deposit intangible	952	1,008	(56)
Virginia franchise tax expense	2,546	2,440	106
FDIC insurance assessment	2,254	658	1,596
Data processing expense	7,329	4,311	3,018
Marketing expense	1,467	2,134	(667)
Telephone and communication expense	1,149	1,090	59
Net (gain) loss on other real estate owned	—	(59)	59
Net loss on bank premises and equipment	—	684	(684)
Professional fees	3,055	3,182	(127)
Credit enhancement costs	1,725	—	1,725
Goodwill impairment	11,150	—	11,150
Other operating expenses	9,646	7,070	2,576
Total noninterest expenses	$95,030	$63,270	$31,760

Noninterest expenses were $95.0 million during the nine months ended September 30, 2023, compared to $63.3 million during the nine months ended September 30, 2022. The 50% increase in noninterest expenses was primarily attributable to a $11.2 million of goodwill impairment charge in the third quarter of 2023 and $11.3 million increase in employee compensation and benefits expense mainly related to increased head count at the Bank, Primis Mortgage and Panacea in the nine months ended September 30, 2023 compared to 2022 and also due to expenses associated with the branch consolidation announced in the second quarter of 2023. The increase in noninterest expense during the nine months ended September 30, 2023 was also driven by a $3.0 million increase in data processing expense in 2023 driven by substantially higher application volume on the digital deposit platform as a result of a savings account rate promotion offered during 2023. Noninterest expense for the nine months ended September 30, 2023 included $1.7 million of credit enhancement costs related to servicing and other expenses for a third-party managed loan portfolio due to significant growth and charge-offs in that loan portfolio during 2023. Furniture and equipment expenses increased $1.3 million due to growth in the Bank, Primis Mortgage, and Panacea, and also due to write-downs of assets related to the cost savings initiative announced in the second quarter of 2023. Other operating expenses increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, largely driven by higher expenses related to Primis Mortgage as its operations grew meaningfully since 2022 and included nine months of activity in the current year period compared to only four months in the prior year period and higher FDIC insurance costs in 2023.

When excluding the non-cash goodwill impairment charge and the $1.5 million of branch consolidation expenses incurred in the second quarter, total noninterest expenses were $82.5 million, which is an increase of approximately 30% from the nine months ended September 30, 2022 compared to the 50% increase described above when including these items. The increase was driven by higher salaries and benefits, FDIC insurance, data processing, furniture and equipment, and credit enhancement expenses, partially offset by lower marketing costs and less losses on premises and equipment as previously described in the discussion of the results not excluding the goodwill and branch consolidation costs.

FINANCIAL CONDITION

The following illustrates key balance sheet categories as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022	Change

	(in thousands, except per share amounts)

Total cash and cash equivalents	$93,865	$77,859	$16,006
Securities available-for-sale	216,875	236,315	(19,440)
Securities held-to-maturity	11,975	13,520	(1,545)
Loans held for sale	8,755	—	8,755
Net loans	3,110,100	2,912,093	198,007
Other assets	372,205	329,712	42,493
Total assets	$3,813,775	$3,569,499	$244,276

Total deposits	$3,293,404	$2,722,378	$571,026
Borrowings	99,362	426,757	(327,395)
Other liabilities	38,143	27,999	10,144
Total liabilities	3,430,909	3,177,134	253,775
Total stockholders' equity	382,866	392,365	(9,499)
Total liabilities and stockholders' equity	$3,813,775	$3,569,499	$244,276

Loans

Total loans were $3.15 billion and $2.95 billion at September 30, 2023 and December 31, 2022, respectively. PPP loans totaled $2.1 million at September 30, 2023 and $4.6 million at December 31, 2022, respectively. Excluding PPP loans, loans outstanding increased $201.7 million, or 7%, since December 31, 2022.

As of September 30, 2023 and December 31, 2022, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The composition of our loans held for investment portfolio consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$431,840	13.7%	$459,866	15.6%
Commercial real estate - non-owner occupied	576,881	18.3%	579,733	19.7%
Secured by farmland	5,082	0.2%	5,970	0.2%
Construction and land development	172,005	5.5%	148,690	5.0%
Residential 1-4 family	600,389	19.1%	609,694	20.7%
Multi- family residential	129,586	4.1%	140,321	4.8%
Home equity lines of credit	59,996	1.9%	65,152	2.2%
Total real estate loans	1,975,779	62.8%	2,009,426	68.2%

Commercial loans	592,528	18.8%	520,741	17.7%
Paycheck protection program loans	2,105	0.1%	4,564	0.2%
Consumer loans	569,463	18.1%	405,278	13.8%
Total Non-PCD loans	3,139,875	99.8%	2,940,009	99.8%
PCD loans	5,992	0.2%	6,628	0.2%
Total loans	$3,145,867	100.0%	$2,946,637	100.0%

The following table sets forth the contractual maturity ranges of our loans held for investment portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of September 30, 2023 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$27,431	$111,535	$20,049	$101,970	$103,185	$2,293	$65,377	$431,840
Commercial real estate - non-owner occupied	17,328	192,171	39,581	62,609	67,710	1,374	196,108	576,881
Secured by farmland	1,544	853	288	223	864	—	1,310	5,082
Construction and land development	123,815	24,637	15,430	748	5,068	677	1,630	172,005
Residential 1-4 family	17,545	44,730	8,239	28,556	53,692	71,436	376,191	600,389
Multi- family residential	9,391	61,921	11,709	1,351	18,422	—	26,792	129,586
Home equity lines of credit	6,322	3,294	9,929	49	2,250	30	38,122	59,996
Total real estate loans	203,376	439,141	105,225	195,506	251,191	75,810	705,530	1,975,779
Commercial loans	110,201	114,276	136,474	178,077	49,586	1,120	2,794	592,528
Paycheck protection program loans	24	1,887	—	194	—	—	—	2,105
Consumer loans	3,800	265,179	111,417	87,371	99,567	2,106	23	569,463
Total Non-PCD loans	317,401	820,483	353,116	461,148	400,344	79,036	708,347	3,139,875
PCD loans	3,036	1,320	—	—	1,241	395	-	5,992
Total loans	$320,437	$821,803	$353,116	$461,148	$401,585	$79,431	$708,347	$3,145,867

Asset Quality

While the financial impact of COVID-19 largely subsided in 2023, the residual effect of COVID-19 and its variants, as well as new risks emerging from geopolitical conflict, inflation, bank failures and the threat of a recession continue to cause economic instability. Despite this economic uncertainty, our asset quality remained strong during 2023 and improved from December 31, 2022. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

Total calculated reserves increased by $1.2 million to $35.7 million at the end of September 30, 2023 compared to $34.5 million at December 31, 2022, driven by growth in the third-party managed loan portfolio and secondarily due to the $199.2 million in overall loan growth experienced in 2023.

The following table presents a comparison of nonperforming assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Nonaccrual loans	$20,171	$35,484
Loans past due 90 days and accruing interest	1,714	3,361
Total nonperforming assets	21,885	38,845

SBA guaranteed amounts included in nonperforming loans	$2,290	$3,969

Allowance for credit losses to total loans	1.14%	1.17%
Allowance for credit losses to nonaccrual loans	177.32%	97.35%
Allowance for credit losses to nonperforming loans	163.44%	88.93%
Nonaccrual to total loans	0.64%	1.20%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.51%	0.98%

Nonaccrual loans decreased 43% to $20.2 million (excluding $0.6 million of loans fully covered by SBA guarantees) as of September 30, 2023, compared to $35.5 million (excluding $0.6 million of loans fully covered by SBA guarantees) as of December 31, 2022. Included in the Bank’s nonperforming assets is one remaining assisted living problem credit outstanding as of September 30, 2023 related to the relationship discussed in previous quarters and with a book balance of $13.1 million. This credit was resolved in early October 2023, bringing pro forma nonperforming assets to $6.5 million as of September 30, 2023.

As of September 30, 2023, our total substandard loans were $28.8 million, compared to $41.0 million at December 31, 2022, a 30% decline. Included in the total substandard loans were SBA guarantees of $0.8 million in both periods. Special mention loans totaled $33.3 million as of September 30, 2023 and $32.3 million as of December 31, 2022.

For the quarter ended September 30, 2023, on an amortized cost basis, three other consumer loans totaling $0.3 million were modified to borrowers experiencing financial difficulty. This represents 0.10% of the other consumer loan portfolio.

Two of the loans, totaling $0.2 million in amortized cost, were to one borrower and received payment deferrals for three months, with principal and interest payments resuming August 2023. Total contractual payments for these loans for the quarter, prior to modification, would have been approximately $11 thousand. Both loans are current on principal and interest following the deferral period.

The third other consumer loan modified to a borrower experiencing financial difficulty, had an amortized cost of $0.1 million and the Company reduced monthly payments on the loan for the remaining 84-month term with no change to the original rate or maturity. The contractual payments for the quarter would have totaled approximately $9 thousand if the modification had not been provided. The loan is paying as agreed following the modification.

An existing modification of a 1-4 family residential loan in the first quarter of 2023, with an amortized cost of $0.9 million, resumed contractual payments in August following its payment deferral period and has experienced no payment delinquencies since the deferral period ended. This modification is 0.14% of the 1-4 family residential loan portfolio.

Two loans modified in the second quarter of 2023 from our owner occupied commercial real estate portfolio with an amortized cost balance of $0.4 million are paying as agreed following the modifications. These loans represent 0.10% of the owner occupied commercial real estate portfolio.

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

Investment securities, available-for-sale and held-to-maturity, totaled $228.9 million as of September 30, 2023, a decrease of 8% from $249.8 million as of December 31, 2022, primarily due to paydowns, maturities, and calls of the investments over the past nine months.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available-for-sale investment securities are reported at fair value, and held-to-maturity investment securities are reported at amortized cost (in thousands).

	September 30,	December 31,
	2023	2022
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$93,865	$102,881
Obligations of states and political subdivisions	28,312	29,178
Corporate securities	13,314	14,828
Collateralized loan obligations	4,955	4,876
Residential government-sponsored collateralized mortgage obligations	29,745	26,595
Government-sponsored agency securities	12,968	14,616
Agency commercial mortgage-backed securities	29,280	37,417
SBA pool securities	4,436	5,924
Total	$216,875	$236,315

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$9,357	$10,522
Obligations of states and political subdivisions	2,390	2,721
Residential government-sponsored collateralized mortgage obligations	228	277
Total	$11,975	$13,520

We recognized an immaterial amount of credit impairment charges related to credit losses on our held-to-maturity investment securities during the three and nine months ended September 30, 2023 and no credit losses during the three and nine months ended September 30, 2022.

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

Total deposits increased 21% to $3.29 billion as of September 30, 2023 from $2.72 billion as of December 31, 2022. The increase in deposits from year-end was primarily driven by the substantial growth in the Bank’s digital deposit platform in 2023. The majority of the overall deposit growth was in savings accounts with the remainder largely in NOW accounts (both largely coming from the digital platform). Savings accounts increased 204% from $245.7 million as of December 31, 2022 to $746.6 million as of September 30, 2023. NOW accounts increased 30% from $617.7 million as of December 31, 2022 to $803.3 million as of September 30, 2023. Our deposits are diversified in type and by underlying customer and lack significant concentrations to any type of customer (i.e. commercial, consumer, government) or industry.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $1.11 billion, or 34% of total deposits, at September 30, 2023. Liquidity sources represent almost 185% of uninsured or unsecured deposits, up substantially from December 31, 2022.

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

Liquidity and Funds Management

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. If our level of core deposits are not sufficient to fully fund our lending activities, we have access to funding from additional sources, including but not limited to borrowing from the Federal Home Loan Bank of Atlanta and institutional certificates of deposits. In addition, we maintain federal funds lines of credit with two correspondent banks, totaling $75 million, and utilize securities sold under agreements to repurchase (“repo”) and reverse repurchase agreement borrowings from approved securities dealers, as needed.

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and two year basis. These projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses.

As of September 30, 2023, we had substantial liquidity on the balance sheet with cash and equivalents of $93.9 million versus $77.9 million as of December 31, 2022 largely due to the growth in digital platform deposits described above.

As of September 30, 2023 and December 31, 2022, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $6.4 million and $14.2 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

The balance in repo accounts as of September 30, 2023 and December 31, 2022 was $3.8 million and $6.5 million, respectively.

We repaid our short-term FHLB advances of $325.0 million that were outstanding as of December 31, 2022 and matured in the first quarter of 2023. As a result, we have all of our FHLB capacity available for future liquidity needs. As of September 30, 2023, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $558.9 million from the FHLB.

In June 2023, the Bank began participating in the Federal Reserve discount window borrowing program. As of September 30, 2023, the Bank had borrowing capacity of $548.9 million within the program. Since we began participating we have not utilized any of our available capacity.

In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) in response to recent industry disruption, offering loans with up to one year in maturity to eligible depository institutions in exchange for pledged collateral in the form of U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets. Borrowing capacity under the BTFP is based on the par value, not fair value, of the collateral. As of September 30, 2023, we had securities available of $133.8 million for utilization with the BTFP, with no borrowings outstanding under the program as of September 30, 2023.

The Bank also utilizes institutional and brokered certificates of deposit to supplement customer funding. As of September 30, 2023, we had $75.0 million of brokered deposits outstanding, which are schedule to mature in the fourth quarter of 2023. We had remaining brokered CD capacity under internal policy of approximately $321.0 million.

As of September 30, 2023, we had $467.3 million of unfunded lines of credit and undisbursed construction loan funds, not all of which will ultimately be drawn. The amount of certificate of deposit accounts maturing in less than one year was

$394.7 million as of September 30, 2023, including $75.0 million of brokered CDs as discussed above. Management anticipates that funding requirements for these commitments can be met in the normal course of our operations.

As of September 30, 2023, Primis was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2023, Primis has no material commitments for capital expenditures.

Stockholder’s equity

Stockholder’s equity balances decreased $4.6 million from December 31, 2022 to September 30, 2023 as a result of an increase in unrealized mark-to-market adjustments on the Company’s available-for-sale securities portfolio due to increases in market interest rates during the nine months ended September 30, 2023 and dividends on common stock exceeding earnings in the period. The Company has the intent and ability to hold the available-for-sale securities that are currently in an unrealized loss position until maturity or recovery of the value and does not anticipate realizing any losses on the investments.

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary, Primis Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of September 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of September 30, 2023, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards. These ratios were not impacted by the goodwill impairment charge incurred during the period because goodwill is not a component of the calculations:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	September 30,	December 31,
	Purposes	Well Capitalized (1)	2023	2022
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.78%	9.68%
Common equity tier 1 capital ratio	4.50%	n/a	9.64%	10.30%
Tier 1 risk-based capital ratio	6.00%	n/a	9.94%	10.63%
Total risk-based capital ratio	8.00%	n/a	13.37%	14.57%

Primis Bank
Leverage ratio	4.00%	5.00%	10.60%	11.39%
Common equity tier 1 capital ratio	7.00%	6.50%	12.27%	12.64%
Tier 1 risk-based capital ratio	8.50%	8.00%	12.27%	12.64%
Total risk-based capital ratio	10.50%	10.00%	13.42%	13.84%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 5.22% as of September 30, 2023, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

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

As required under U.S. GAAP, we test goodwill for impairment at least annually and more frequently if there are indications that goodwill could be impaired. Our annual goodwill impairment testing date is September 30 and accordingly, we performed testing as of September 30, 2023 of our two reporting units that include goodwill. For our assessment of goodwill as of September 30, 2023, we performed a step one quantitative assessment to determine if the fair value of the Primis Bank reporting unit and the Primis Mortgage reporting units were less than their carrying amount. As part of the testing, we engaged an independent valuation firm to quantitatively estimate the fair value of each reporting unit so that it could be compared to the carrying value in assisting us in determining if impairment existed. The results of the quantitative assessment of the Primis Mortgage reporting unit indicated that its fair value was in excess of its carrying value, thus no goodwill impairment was necessary.

Our assessment of the Primis Bank reporting unit included the use of three approaches, each receiving various weightings to determine an ultimate fair value estimate: (1) the comparable transactions method that is based on comparison to pricing ratios recently paid in the sale or merger of comparable banking institutions; (2) the public market peers control premium approach that is based on market pricing ratios of public banking companies adjusted for an industry based control premium, and (3) a discounted cash flow method (an income method), taking into consideration expectations of the Company’s growth and profitability going forward. The assessment included use of various assumptions and inputs into the modeling approaches, including creating a baseline and conservative scenarios that stressed certain assumptions such as projected cash flows and the discount rate. We considered the modeled results of each scenario and in light of the sustained depressed stock price during the third quarter compared to our book value we determined it was reasonable to leverage the results of a scenario that utilized more stressed inputs and assumptions. Ultimately, the result of the quantitative assessment indicated the Primis Bank reporting unit’s book value was more than its estimated fair value. Accordingly, we took an impairment charge to Primis Bank’s goodwill of $11.2 million during the three and nine months ended September 30, 2023

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment testing as of September 30, 2023 will prove to be an accurate prediction of the future.  Changes in assumptions, market data (for market-based assessments), or the discount rate (for income based assessments) could produce different results that lead to higher or lower fair value determinations compared to the results of our annual impairment testing performed as of September 30, 2023. Further, because the use of inputs and assumptions are highly judgmental an analysis performed to assess the fair value of our reporting units by others may results in higher, lower, or the same fair value determination and goodwill impairment decision through the use of their judgment in application of similar inputs and assumptions as we used.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of September 30, 2023 and December 31, 2022. All changes are within our Asset/Liability Risk Management Policy guidelines.

	Sensitivity of Economic Value of Equity
	As of September 30, 2023
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$520,349	$(62,585)	(10.74)%	13.64%	135.91%
Up 300	532,343	(50,591)	(8.68)%	13.96%	139.04%
Up 200	544,038	(38,896)	(6.67)%	14.27%	142.10%
Up 100	570,057	(12,877)	(2.21)%	14.95%	148.89%
Base	582,934	—	—%	15.28%	152.26%
Down 100	583,336	402	0.07%	15.30%	152.36%
Down 200	567,995	(14,939)	(2.56)%	14.89%	148.35%

	Sensitivity of Economic Value of Equity
	As of December 31, 2022
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$481,135	$(63,410)	(11.64)%	14.12%	116.81%
Up 300	496,136	(48,409)	(8.89)%	14.56%	120.46%
Up 200	510,807	(33,738)	(6.20)%	14.99%	124.02%
Up 100	534,163	(10,382)	(1.91)%	15.68%	129.69%
Base	544,545	—	—%	15.98%	132.21%
Down 100	539,297	(5,248)	(0.96)%	15.83%	130.94%
Down 200	513,948	(30,597)	(5.62)%	14.40%	130.99%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing as of September 30, 2023 and December 31, 2022 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines as of September 30, 2023 and December 31, 2022.

	Sensitivity of Net Interest Income
	As of September 30, 2023
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$104,691	$(14,577)
Up 300	107,573	(11,695)
Up 200	110,454	(8,814)
Up 100	115,369	(3,899)
Base	119,268	—
Down 100	121,676	2,408
Down 200	122,186	2,918

	Sensitivity of Net Interest Income
	As of December 31, 2022
	Adjusted Net Interest Income
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base

	(dollar amounts in thousands)
Up 400	$108,514	$(12,447)
Up 300	111,127	(9,834)
Up 200	113,730	(7,231)
Up 100	117,811	(3,150)
Base	120,961	—
Down 100	122,070	1,109
Down 200	120,687	(274)

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

(b) Changes in Internal Control over Financial Reporting. As a result of the acquisition of Primis Mortgage, the Company is continuously working to integrate Primis Mortgage into its internal control over financial reporting process. There were no changes in our internal controls over financial reporting that occurred during the three and nine months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of September 30, 2023.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2023.

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Primis Financial Corp.
(Registrant)

November 9, 2023	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

November 9, 2023	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer