Form 10-K/A
period 2022-12-31
Primis Financial Corp.
filed 2024-10-04
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Non-accelerated filer ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☒ Yes            ☐ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐               No  ⌧

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $297.6 million based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of March 6, 2023 was 24,685,458.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in conjunction with the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

Primis Financial Corp. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities Exchange Commission (“SEC”) on March 15, 2023 (the “Original Filing”) to amend and restate disclosures regarding the accounting for an agreement with a third-party that originates and services a consumer loan portfolio for the Company (the “Consumer Program”) including accounting treatment of revenues and expenses to Part I Item 1, Part I Item 1A, Part II Item 7, and Part II Item 8. The Company amends and restates its Audited Consolidated Financial Statements for the fiscal year ended December 31, 2022 (“2022 FYE Financial Statements”) and corresponding disclosure in Part II Item 7 regarding changes to the 2022 FYE Financial Statements as a result of the re-audit by our current independent registered accounting firm, Forvis Mazars, LLP. In addition, the Company also amended Part II, Item 9A. Controls and Procedures to reflect these restatements. Finally, the Cautionary Note Regarding Forward-Looking Statements has been amended to reflect the foregoing, as applicable.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including in this Amendment No. 1 an amended and restated Part IV, Item 15 to include currently dated certifications pursuant to Section 302  and Section 906 of the Sarbanes-Oxley Act of 2002 (“SOX”) from the Company’s principal executive officer and principal financial officer.

The restated and re-audited consolidated financial statements update and revise items in our consolidated financial statements and footnotes to the consolidated financial statements for changes in the accounting for the Consumer Program as described in the Company’s Form 8-K as filed with the SEC on September 12, 2024. The consolidated financial statements are also updated to reflect the recognition of fraud losses in the appropriate periods, including opening equity in the earliest period presented, for the employee loan fraud discovered by the Company in June of 2023 as initially described in the Company’s  Form 8-K filed with the SEC on July 27, 2023.

This Amendment speaks as of the date of the Original Filing (unless otherwise noted or as the context otherwise requires). Unless expressly indicated, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures affected by subsequent events.

The Company has also updated its corporate address on the cover page to reflect its current location as of the date of the filing which is different than the original filing.

PRIMIS FINANCIAL CORP.

FORM 10-K/A

CAUTIONARY NOTE

REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains statements about future expectations, activities and events that constitute forward-looking statements within the meaning of, and subject to the protection of, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor provided by the same. Forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. The words “believe,” “may,”  “forecast,” “should,” “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “predict,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K/A, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	the ongoing impact of COVID-19 pandemic on our assets, business, cash flows, financial condition, liquidity, prospects and results of operations; potential increases in the provision for credit losses; and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial and Life Premium Finance Divisions, new digital banking platform, V1BE fulfillment service and Primis Mortgage Company;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and possible adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of the financial impact of COVID-19, rising interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	our level of concentration in unsecured consumer loans;

●	risk related to a third-party’s ability to satisfy its contractual obligation to reimburse us for waived interest on loans with promotional features that pay off early;
●	failure to prevent a breach to our Internet-based system and online commerce security;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the possibility that the U.S. could default on its debt obligations and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, including the current Ukraine/Russia conflict, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder, including the impact of the adoption of the current expected credit losses (“CECL”) methodology;
●	any inability or failure to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to remediate our existing material weaknesses in our internal controls deemed ineffective;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
●	negative publicity and the impact on our reputation;
●	our ability to realize the value of derivative assets that are recorded at fair value due to changes in fair value driven by actual results being materially different than our assumptions; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

Forward-looking statements are not guarantees of performance or results and should not be relied upon as representing management’s views as of any subsequent date. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should refer to the risk factors and other cautionary statements in this Annual Report on Form 10-K/A and in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be different from those expressed or implied by our forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K/A (or an earlier date to the extent applicable). Except as required by applicable law, we undertake no obligation to update publicly these statements in light of new information or future events.

PART I

Item 1. Business

Overview

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of December 31, 2022, Primis had $3.6 billion in total assets, $2.9 billion in total loans, $2.7 billion in total deposits and $389.0 million in total stockholders’ equity. At December 31, 2022, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has administrative offices in Tysons Corner, Virginia and Glen Allen, Virginia and an operations center in Atlee, Virginia. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”). Primis Bank also owns Primis Mortgage Company, a residential mortgage lender.

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

Unsecured Personal Loans. Primis offers unsecured personal loans up to $50,000 and overdraft protection loans up to $10,000, based on specified underwriting criteria. We also offer these types of loans through an agreement with a third-party that sources and originates them for us based on our credit underwriting criteria.

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

The Board of Directors has delegated assignment of individual credit authorities up to $10 million to the Chief Executive Officer and Chief Credit Officer. For loans less than $2.5 million, we have named Credit Officers and two Specialty Executive Credit Officers, each with extensive industry specific experience with individual credit authority to $4 million. These individual lending authorities are based on the individual’s technical ability and experience. All credits over $10 million are reviewed and approved by Executive Loan Committee, as defined in credit policy. For approval of third-party originated loans, we have delegated authority within an approved framework. All credit extensions in excess of 60% of the Bank’s legal lending limit are also reviewed and approved by the Board of Directors. As of December 31, 2022, our legal lending limit was approximately $62.2 million.

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

Item 1A. Risk Factors (Restated)

An investment in our common stock involves risks. The following is a description of the material risks and uncertainties that Primis Financial Corp. believes affect its business and should be considered before making an investment in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of the risks described in this Annual Report on Form 10-K/A were to actually occur, our financial condition, results of operations and cash flows could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly and you could lose part or all of your investment. This Form 10-K/A also contains forward-looking statements that may not be realized as a result of certain factors, including, but not limited to, the risks described herein and in our other public filings with the SEC. Please refer to the section in this Form 10-K/A entitled “Special Cautionary Notice Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.

Credit Risks (Restated)

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

We have a meaningful amount of consumer loans that are unsecured and if the borrower defaults on the loan we have no recourse to collateral in which to recover any potential losses.

Our consumer loan portfolio that are unsecured is $267.3 million, or approximately 9% of our total loan portfolio, as of December 31, 2022. Included in this portfolio is $134.4 million of loans sourced based on our credit underwriting criteria and managed by a third party. Consumer loan repayment is primarily driven by the borrower’s personal income which is impacted by various factors that are outside of the control of the borrower including macroeconomic conditions such as inflation and interest rates. Further, a downturn in the economy or other company-specific decisions that result in a borrower losing their job could cause the borrower’s primary source of income for repayment of the loan to decline. Each of these factors may cause a borrower to evaluate their debts and as a result they may prioritize payment of other debts above the consumer loan due to us. Although macroeconomic conditions and the economy are currently stable, such conditions can change relatively quick and may not remain at current levels. If conditions change and macroeconomic conditions and the economy worsen borrowers may stop paying their loans and it could require us to increase our provision for credit losses and adversely affect our financial condition and results of operations.

A portion of our consumer loan portfolio is originated and serviced by a third-party and includes a credit enhancement from that third-party which may not be realizable and the inability to utilize it could be detrimental to our financial condition and results of operations.

We receive a credit enhancement from the third-party managing $134.4 million of consumer loans that is recorded on our balance sheet as of December 31, 2022. The credit enhancement is primarily provided through cash flows derived from loan originations. If lending slows or stops it would cause monthly cash receipts related to this credit enhancement to decline, which may adversely affect our financial condition and results of operations.

A significant amount of our third-party serviced consumer loans were originated with a zero interest promotional period exposing us to the credit risk of the third-party that is providing reimbursement to us for interest foregone in the event of borrower prepayment and failure of the third-party to perform under its reimbursement obligation could be detrimental to our financial condition and results of operations.

Within the $134.4 million third-party originated and serviced consumer loan portfolio there is 44% of the portfolio that is in a promotional interest period as of December 31, 2022. The loans in these promotional interest periods legally accrue interest at the stated rate of the note agreement but the interest is not required to be paid during the promotional period. Further, if the borrower repays all of the principal on the note prior to the end of the promotional period the accrued interest is waived, but if there is any principal balance remaining at the end of the promotional period the borrower must repay all of the interest that has accrued. As of December 31, 2022, the amount of deferred interest on these loans was $2.6 million.  Through an agreement with the third-party servicer, we are entitled to payment of all accrued interest that is waived on loans that repay all principal within the promotional period.  There is a large concentration of these loans originated within proximity to each other resulting in 21% and 79% of the current balance of promotional loans ending their promotional period in 2023 and 2024, respectively. If a high percentage of these loans repay at the end of their promotional period a large amount of interest reimbursement will be due in a short period of time from the third-party servicer and if they cannot perform then we may not be able to realize any income on a significant amount of loans in our portfolio, which may adversely impact the realization of the fair value of the derivative asset recognized.

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

Market Risks (Restated)

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

A portion of our income on a portfolio of consumer loans with promotional features is due from a third-party that originated the loans on our behalf. The value of this estimated reimbursement is recorded in our balance sheet at fair value as a derivative and actual results and a significant decline in the third-party’s credit risk may impact the value of the derivative and our ability to realize that value which could affect our financial performance and results of operations.

We record a derivative liability as of December 31, 2022, which mostly reflects our estimate of the fair value of the performance fees due from us to the third-party loan servicer that manages an unsecured consumer loan portfolio with promotional features, net of interest reimbursements due from them to us. This derivative liability reflects the performance fees we owe the third-party for performing loans they have originated for us, net of interest anticipated to be waived to borrowers under the assumed pre-payment of the borrowers’ loans that the third party will be required to pay to us. The derivative is required to be valued at fair value under U.S. GAAP with the use of various assumptions including borrower pre-payment, expected credit losses, and third-party servicer credit risk. Assumptions used to determine the value of the derivative are sensitive to various factors not within our control that include borrower repayment risk and the credit risk of the third-party servicer. These assumptions are determined based on the information available to the Company as of each balance sheet date. Actual results that differ significantly from our prior assumptions may result in an increase of the liability or a decrease that causes the liability becoming an asset. Further, the derivative could become an asset in future periods but changes in assumptions or actual behavior of the borrowers and/or the third-party could results in an inability to realize the value of the derivative asset.  Additionally, updates to future fair value calculations of the derivative for changes in assumptions or inputs could result in a significant increase or decrease in the derivative value that is recorded in our results of operations, which could have a material adverse effect on our financial condition and results of operations in future periods.

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

Regulatory Risks (Restated)

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

As of December 31, 2022, Primis and the Bank exceeded the amounts required to be well capitalized with respect to all four required capital ratios. As of December 31, 2021, Primis’ leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 9.52%, 10.07%, 10.40%, and 14.33%, respectively. As of December 31, 2022, the Bank’s leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 11.24%, 12.40%, 12.40% and 13.59%, respectively.

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

Financial Reporting Risks (Restated)

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

Management re-evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and identified a material weakness in its internal controls over financial reporting for the year end December 31, 2022, related to properly assessing the accounting treatment for an agreement with a third-party to originate and manage a portfolio of consumer loans. Management is currently remediating the material weakness including design of and testing new controls related to the accounting related to the weakness. If management fails to timely and effectively remediate the deficiency in its control environment for this accounting issue it could result in additional incorrect accounting application to similar transactions in the future which may have a material adverse effect on our financial condition.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

Item 7 of our Annual Report on Form 10-K/A generally discusses year-to-year comparisons between the years ended December 31, 2022 and 2021. Discussions of comparisons between 2021 and 2020 are not included in this Form10-K/A but can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form10-K for the year ended December 31, 2021.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report.

CRITICAL ACCOUNTING POLICIES (Restated)

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

Third-party originated and serviced consumer loan portfolio

In the second half of 2021, we partnered with a third-party (the “Third Party Originator/Servicer” or “TPOS”) to originate and service unsecured consumer loans through their proprietary point-of-sale technology (the “Consumer Program”).  Loan options under the Consumer Program include traditional fully-amortizing loans and promotional loans with no interest, or “same-as-cash”, features if the loan is fully repaid in the promotional window.  The loans are originated at par in the Bank’s name and have a term of 5 to 12 years with a much shorter effective life due to amortization and pay downs.

The Consumer Program is governed by multiple interrelated agreements including the loan agreement between the Bank and the customer and agreements with the TPOS. The structure of the Consumer Program is intended to generate loans that yield a targeted return to the Bank on a portfolio basis while also providing limited credit enhancement from the TPOS.  Key characteristics of the combined arrangement include:

●	The TPOS contributes funds to a reserve account at the time of origination to be used for future charge-offs if necessary.

●	When a promotional loan pays off prior to the end of the promotional period, the customer owes no interest on the loan and any interest accrued during the period is waived. In that event, the TPOS reimburses the Bank for the interest the customer otherwise would have paid if the promotional period didn’t exist.
●	Excess yield on the portfolio after realized charge-offs and above an agreed upon target rate due to the Bank is paid to the TPOS as a “performance fee.”
●	In the event charge-offs exceed the amount available as a performance fee, the TPOS remits a portion of current period originations to reimburse for losses and, if necessary, releases funds from the reserve account.
●	If charge-offs exceed the amounts above, they roll over to future periods to offset potential performance fees and subsequent reserve account fundings related to the portfolio.

Under U.S. GAAP, agreements with multiple counterparties, such as the customer and TPOS, are generally required to be accounted for separately even if the agreements are highly interrelated.  As a result, we account for the Consumer Program under multiple units of account with the following impacts:

●	The loans are accounted for as one unit of account under U.S. GAAP including revenue recognition and inclusion in our CECL allowance methodology.
o	No interest income is recognized on promotional loans until the expiration of the promotional period. If the customer doesn’t pay off the loan prior to that expiration, deferred interest from the beginning of the loan becomes the obligation of the customer and is billed straight-line over the remaining life of the loan. We recognize the accumulated deferred interest at the time of expiration discounted for the time value of money with the discount amortized over the remaining life of the loan.
●	The agreement that governs the “performance fee” and interest reimbursement from the TPOS is a separate unit of account and meets the definition of a derivative under U.S. GAAP and is accounted for at fair value in our financial statements. The primary drivers of the derivative value include estimated prepayment activity on promotional loans that would trigger reimbursement from the TPOS to us and estimated excess yield above projected credit losses that would lead to performance fee payments from us to the TPOS. The credit risk of the third-party and discount rates used in the calculation also impact the value of the derivative. Changes in the fair value of the derivative are recorded as gains or losses in noninterest income. Additional details on the inputs to the derivative value can be found in Item 8. Financial Statements and Supplementary Data, Note 5 - Derivatives in this Form 10-K/A.
●	Noninterest income each period includes actual amounts received during the period for interest reimbursement and amounts paid by the TPOS under the limited credit enhancement described above.
●	Noninterest expense each period includes actual amounts paid during the period for performance fees and servicing fees as defined in our agreement with the TPOS.

We have $134.4 million of loans outstanding in the Consumer Program, or 5% of our total gross loan portfolio, as of December 31, 2022. As of December 31, 2022, 44% of the loans were in a promotional period requiring no payment of interest on their loans with 21% and 79% of these promotional loan periods ending in 2023 and 2024, respectively.

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

FINANCIAL HIGHLIGHTS (Restated)

●	Net income for the year ended December 31, 2022 totaled $14.1 million, or $0.58 per basic and $0.57 per diluted share, compared to $31.1 million, or $1.26 per basic and per diluted share for the year ended December 31, 2021.
●	Total assets as of December 31, 2022 were $3.6 billion, an increase of 4.8% compared to December 31, 2021.
●	Total loans, excluding Paycheck Protection Program (PPP) balances as of December 31, 2022, were $2.9 billion, an increase of $681.2 million, or 30.1%, from December 31, 2021.
●	Total deposits were $2.7 billion at December 31, 2022, a decrease of 1.5% compared to December 31, 2021.
●	Non-time deposits decreased to $2.3 billion at December 31, 2022, a decrease of $145.3 million compared to December 31, 2021.
●	Non-interest bearing demand deposits increased to $582.6 million, or 21.4% of total deposits, at December 31, 2022. Time deposits also increased to 17.1% of total deposits at December 31, 2022.
●	Cost of deposits increased to 0.49% for the year ended December 31, 2022, compared to 0.48% for the year ended December 31, 2021.
●	Return on average assets from continuing operations totaled 0.43% for the year ended December 31, 2022, compared to 0.93% for the year ended December 31, 2021.
●	Net interest margin increased to 3.30% for the year ended December 31, 2022, compared to 3.01% for the year ended December 31, 2021.
●	Provision for credit losses were $11.3 million for the year ended December 31, 2022, compared to recovery of credit losses of $5.8 million for the year ended December 31, 2021.
●	Allowance for credit losses to total loans (excluding PPP balances) were 1.17% at December 31, 2022, compared to 1.29% at December 31, 2021.
●	Book value per share of $15.76 at December 31, 2022, representing a decrease of $0.93 from December 31, 2021 after $0.40 in dividends paid over the last twelve months.

RESULTS OF OPERATIONS (Restated)

Net Income

Net income from continuing operations for the year ended December 31, 2022 was $14.1 million, or $0.58 per basic and $0.57 per diluted share, compared to $30.9 million, or $1.26 basic and diluted earnings per share, for the year ended December 31, 2021. The 54.2% decrease in the net income during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by higher noninterest expenses from an increase in employee compensation and benefits expense in the current year. The decrease in net income was also attributable to provision for credit losses in 2022 compared to a recovery of credit losses in 2021 primarily as a result of robust loan growth.

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

Net interest income was $101.7 million for the year ended December 31, 2022, compared to $94.1 million for the year ended December 31, 2021. Primis’ net interest margin for the year ended December 31, 2022 was 3.30%, compared to 3.01% for the year ended December 31, 2021. Net interest margin was impacted heavily by the origination of PPP loans in 2021. Net PPP fee income recognized was $0.3 million for the year ended December 31, 2022 versus $11.7 million for the year ended December 31, 2021. Total income on interest-earning assets was $123.3 million and $113.1 million for the years ended December 31, 2022 and 2021, respectively. The yield on average interest-earning assets was 4.00% and 3.62% for the years ended December 31, 2022 and 2021, respectively. The increase was primarily driven by market conditions. The cost of average interest-bearing deposits increased 4 basis points to 0.64% for the year ended December 31, 2022, compared to 0.60% cost on average interest-bearing deposits for the year ended December 31, 2021. Interest and fees on loans totaled $115.1 million and $106.9 million for the years ended December 31, 2022 and 2021, respectively. The accretion of the discount on loans acquired in the acquisitions contributed $0.9 million to net interest income during the year ended December 31, 2022, compared to $2.0 million during the year ended December 31, 2021. The decrease in accretion was due to slowdown in the volume of acquired loan prepayments and payoffs. Average loans during the year ended December 31, 2022 were $2.6 billion compared to $2.3 billion during the year ended December 31, 2021. The Company’s loan growth over the past year and the improved asset mix has been the driver of positive movements in both margins and net interest income.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Year Ended
	December 31, 2022			December 31, 2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$12,722	$705	5.54%	$-	$-	-%
Loans, net of deferred fees (1) (2)	2,590,635	114,375	4.41%	2,340,769	106,921	4.57%
Investment securities	278,162	5,964	2.14%	224,505	4,440	1.98%
Other earning assets	200,828	2,243	1.12%	560,994	1,782	0.32%
Total earning assets	3,082,347	123,287	4.00%	3,126,268	113,143	3.62%
Allowance for credit losses	(30,236)			(33,088)
Investments in mortgage company - held for sale	—			11,974
Total non-earning assets	264,388			262,190
Total assets	$3,316,499			$3,367,344

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$698,907	$2,303	0.33%	$860,482	$4,010	0.47%
Money market accounts	807,330	6,357	0.79%	726,059	4,246	0.58%
Savings accounts	224,755	737	0.33%	208,275	618	0.30%
Time deposits	350,720	3,884	1.11%	405,670	4,238	1.04%
Total interest-bearing deposits	2,081,712	13,281	0.64%	2,200,486	13,112	0.60%
Borrowings	193,050	8,306	4.30%	218,955	5,928	2.71%
Total interest-bearing liabilities	2,274,762	21,587	0.95%	2,419,441	19,040	0.79%
Noninterest-bearing liabilities:
Demand deposits	614,285			522,683
Other liabilities	24,285			22,358
Total liabilities	2,913,332			2,964,482
Stockholders' equity	403,167			402,862
Total liabilities and stockholders' equity	$3,316,499			$3,367,344
Net interest income		$101,700			$94,103
Interest rate spread			3.05%			2.83%
Net interest margin			3.30%			3.01%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended			Year Ended
	December 31, 2022 vs. 2021			December 31, 2021 vs. 2020
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change

	(in thousands)
Interest-earning assets:
Loans held for sale	$705	$—	$705	$—	$—	$—
Loans, net of deferred fees	10,905	(3,451)	7,454	(2,740)	(1,901)	(4,641)
Investment securities	1,186	338	1,524	105	(395)	(290)
Other earning assets	(150)	611	461	471	(91)	380

Total interest-earning assets	12,646	(2,502)	10,144	(2,164)	(2,387)	(4,551)

Interest-bearing liabilities:
NOW and other demand accounts	(641)	(1,066)	(1,707)	943	(438)	505
Money market accounts	456	1,655	2,111	152	(94)	58
Savings accounts	58	61	119	111	17	128
Time deposits	(676)	322	(354)	(3,591)	(4,320)	(7,911)
Total interest-bearing deposits	(803)	972	169	(2,385)	(4,835)	(7,220)
Borrowings	(587)	2,965	2,378	(193)	314	121
Total interest-bearing liabilities	(1,390)	3,937	2,547	(2,578)	(4,521)	(7,099)

Change in net interest income	$14,036	$(6,439)	$7,597	$414	$2,134	$2,548

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

Noninterest Income

The following tables present the major categories of noninterest income for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended
	December 31,
(dollars in thousands)	2022	2021	Change
Account maintenance and deposit service fees	$5,745	$7,309	$(1,564)
Income from bank-owned life insurance	1,994	1,687	307
Mortgage banking income	5,054	—	5,054
Gain on debt extinguishment	—	573	(573)
Gain on sale of other investment	4,144	—	4,144
Consumer Program derivative	65	3	62
Other noninterest income	1,350	1,566	(216)
Total noninterest income	$18,352	$11,138	$7,214

Noninterest income increased 64.8% to $18.4 million for the year ended December 31, 2022, compared to $11.1 million for the year ended December 31, 2021. The increase in noninterest income was primarily driven by a $5.1 million increase in mortgage banking income in the current year associated with the Primis Mortgage acquisition in the second quarter of 2022 and a $4.1 million gain on the sale of an other investment. These increases were offset by a decrease of $1.6 million from the previous year period in income on account maintenance and deposit service fees primarily due to a reduction in income from new debit card contracts driven by lower fees and $0.6 million gain on debt extinguishment in 2021.

Noninterest Expense

The following tables present the major categories of noninterest expense for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended
	December 31,
(dollars in thousands)	2022	2021	Change
Salaries and benefits	$49,005	$36,741	$12,264
Occupancy expenses	5,628	5,956	(328)
Furniture and equipment expenses	5,231	3,622	1,609
Amortization of core deposit intangible	1,325	1,364	(39)
Virginia franchise tax expense	3,254	2,899	355
Data processing expense	6,013	3,850	2,163
Marketing expense	3,067	1,726	1,341
Telephone and communication expense	1,433	1,790	(357)
Net (gain) loss on other real estate owned	72	87	(15)
Net loss on bank premises and equipment	684	—	684
Professional fees	4,787	5,467	(680)
Miscellaneous lending expenses	1,710	1,068	642
Other operating expenses	9,239	6,906	2,333
Total noninterest expenses	$91,448	$71,476	$19,972

Noninterest expenses were $91.4 million during the year ended December 31, 2022, compared to $71.5 million during the year ended December 31, 2021. The 27.9% increase in noninterest expenses was primarily attributable to a $12.3 million increase in employee compensation driven by increased head count at the Bank, Primis Mortgage and Panacea and higher benefits expense mainly related to branch closures and consolidations in 2022. The increase in noninterest expense during the year ended December 31, 2022 was also driven by a $2.2 million increase in data processing expense in 2022 driven by higher technology expenses in the current year. Other notable drivers of the increase in the current year include

$1.3 million of higher marketing and advertising costs tied to the digital bank launch and V1BE adoption campaigns and an increase of $1.3 million in occupancy and furniture and equipment expenses during the year ended December 31, 2022 compared to year ended December 31, 2021. Professional fees decreased $0.7 million in 2022 compared to 2021 due to increased consulting fees and legal expenses in 2021 largely related to the STM transaction and from increased recruiter fees for management and Life Premium hires.

FINANCIAL CONDITION (Restated)

Balance Sheet Overview

Total assets were $3.6 billion as of December 31, 2022 and $3.4 billion as of December 31, 2021. Total cash and cash equivalents were $77.9 million as of December 31, 2022 and $530.2 million as of December 31, 2021. Investment securities decreased from $294.3 million as of December 31, 2021 to $249.8 million as of December 31, 2022. Total loans increased 26.0%, from $2.3 billion at December 31, 2021 to $2.9 billion at December 31, 2022. Excluding PPP loans, loans outstanding increased $681 million, or 30.1%, since December 31, 2021. Total deposits were $2.7 billion at December 31, 2022, compared to $2.8 billion at December 31, 2021 and total equity was $389.0 million and $410.0 million at December 31, 2022 and December 31, 2021, respectively.

Stockholder’s equity balances decreased $21.1 million from December 31, 2021 to December 31, 2022 as a result of unrealized mark-to-market adjustments on the Company’s available-for-sale securities portfolio due to dramatic increases in market interest rates during 2022. The Company expects to hold these securities until maturity or recovery of the value and does not anticipate realizing any losses on the investments.

Loans

Total loans were $2.9 billion and $2.3 billion at December 31, 2022 and 2021, respectively. PPP loans totaled $4.6 million and $77.0 million at December 31, 2022 and 2021, respectively. Excluding PPP loans, loans outstanding increased $681.2 million, or 30.1%, since December 31, 2021.

As of December 31, 2022 and 2021, majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The following table summarizes the composition of our loans, net of unearned income, at December 31 for the years indicated (in thousands):

	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$459,866	15.6%	$387,703	16.6%
Commercial real estate - non-owner occupied	579,733	19.7%	588,000	25.2%
Secured by farmland	5,970	0.2%	7,533	0.3%
Construction and land development	148,690	5.0%	121,444	5.2%
Residential 1-4 family	609,694	20.7%	547,560	23.4%
Multi- family residential	140,321	4.8%	164,071	7.0%
Home equity lines of credit	65,152	2.2%	73,846	3.2%
Total real estate loans	2,009,426	68.2%	1,890,157	80.9%

Commercial loans	520,741	17.7%	300,952	12.9%
Paycheck protection program loans	4,564	0.2%	77,319	3.3%
Consumer loans	405,278	13.8%	60,996	2.6%
Total Non-PCD loans	2,940,009	99.9%	2,329,424	99.7%
PCD loans	6,628	0.1%	8,455	0.3%
Total loans	$2,946,637	100.0%	$2,337,879	100.0%

The following table sets forth the contractual maturity ranges of our loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2022 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$34,800	$117,967	$17,465	$98,737	$117,744	$2,358	$70,795	$459,866
Commercial real estate - non-owner occupied	31,041	182,609	21,779	60,703	57,280	1,403	224,918	579,733
Secured by farmland	1,328	1,633	40	435	1,162	—	1,372	5,970
Construction and land development	107,310	25,633	9,815	36	3,543	689	1,664	148,690
Residential 1-4 family	16,761	57,501	5,105	29,512	52,879	76,171	371,765	609,694
Multi- family residential	7,208	60,057	18,776	7,186	19,168	—	27,926	140,321
Home equity lines of credit	8,766	1,226	12,608	—	6,606	—	35,946	65,152
Total real estate loans	207,214	446,626	85,588	196,609	258,382	80,621	734,386	2,009,426
Commercial loans	157,706	93,072	81,054	146,303	38,594	1,144	2,868	520,741
Paycheck protection program loans	1,285	3,066	—	213	—	—	—	4,564
Consumer loans	2,014	203,095	50,924	87,213	59,485	2,542	5	405,278
Total Non-PCD loans	368,219	745,859	217,566	430,338	356,461	84,307	737,259	2,940,009
PCD loans	3,176	1,370	12	—	1,524	403	143	6,628
Total loans	$371,395	$747,229	$217,578	$430,338	$357,985	$84,710	$737,402	$2,946,637

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio as of December 31, 2023, which is only originated at fixed rates (in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Consumer Program Loans	$23	$83,544	$50,823	$-	$134,390

The following table describes the period over which our Consumer Program loans that are currently in a no interest promotional period will exit that promotional period and begin to amortize. All of these promotional loans amortize over four years from the date they exit the promotional period if not prepaid before the end of the promotional period (in thousands):

	Amount ending No Interest Promo Period in next 12 months	Amount ending No Interest Promo Period in next 13-24 months	Total No Interest promo as of 12/31/22
Consumer Program Loans	$12,365	$46,317	$58,682

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

We originate a portion of our consumer loans (the Consumer Program) using a third party that sources and subsequently manages the portfolio of loans. As of December 31, 2022, the principal balance outstanding was $134.4 million. These loans are accounted for similar to our other consumer loans and are not placed on nonaccrual because they are charged off when they become 90 days past due.

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

The following table sets forth the allowance for credit losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated (in thousands):

	As of December 31,
	2022		2021
		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by
	for Credit	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans
Commercial real estate - owner occupied	$5,558	15.6%	$4,562	16.6%
Commercial real estate - non-owner occupied	7,147	19.7%	9,028	25.2%
Secured by farmland	25	0.2%	56	0.3%
Construction and land development	1,373	5.0%	998	5.2%
Residential 1-4 family	4,091	20.7%	3,588	23.4%
Multi- family residential	2,201	4.8%	3,280	7.0%
Home equity lines of credit	329	2.2%	437	3.2%
Commercial loans	7,853	17.7%	4,088	12.9%
Paycheck Protection Program loans	—	0.2%	—	3.3%
Consumer loans	3,895	13.8%	787	2.6%
PCD loans	2,072	0.1%	2,281	0.3%
Total	34,544	100.0%	29,105	100.0%
Allowance for acquired loans	—		—
Total allocated allowance	34,544		29,105
Unallocated allowance	—		—
Total	$34,544		$29,105

The following table presents an analysis of the allowance for credit losses for the periods indicated (in thousands):

	For the Years Ended December 31,
	2022	2021
Balance, beginning of period	$29,105	$36,345
Provision charged to operations:
Adoption of ASC 326	—	—
Total provisions (recovery)	11,271	(5,801)
Recoveries credited to allowance:
Commercial real estate - non-owner occupied	502	—
Residential 1-4 family	59	11
Home equity lines of credit	3	2
Commercial loans	1,638	1,005
Consumer loans	35	39
Total recoveries	2,237	1,057
Loans charged off:
Commercial real estate - owner occupied	14	176
Commercial real estate - non-owner occupied	5,027	—
Residential 1-4 family	—	469
Home equity lines of credit	14	—
Commercial loans	1,040	1,706
Consumer loans	1,974	145
Total loans charged-off	8,069	2,496
Net charge-offs	5,832	1,439
Balance, end of period	$34,544	$29,105

Net charge-offs to average loans, net of unearned income	0.22%	0.07%

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

Net charge-offs were $5.8 million for the year ended December 31, 2022, up from $1.4 million for the year ended December 31, 2021. Increase in net charge-offs were primarily related to an impaired relationship in the fourth quarter of 2022 and $1.5 million of net charge-offs related to the Consumer Program. As of December 31, 2022, the Company’s allowance for credit losses included $1.4 million related to the Consumer Program.

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

Total deposits decreased 1.5% to $2.7 billion at December 31, 2022 from $2.8 billion at December 31, 2021. Noninterest-bearing demand deposits increased from $530.3 million as of December 31, 2021 to $582.6 million as of December 31, 2022. Time deposits increased from $360.6 million to $465.1 million and savings accounts increased from $222.9 million to $245.8 million over the same period.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2022 and 2021:

	2022		2021
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

	(in thousands)
Noninterest-bearing demand deposits	$614,285		$522,683
Interest-bearing deposits:
Savings accounts	224,755	0.33%	208,275	0.30%
Money market accounts	807,330	0.79%	726,059	0.58%
NOW and other demand accounts	698,907	0.33%	860,482	0.47%
Time deposits	350,720	1.11%	405,670	1.04%
Total interest-bearing deposits	2,081,712	0.64%	2,200,486	0.60%
Total deposits	$2,695,997		$2,723,169

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

	Sensitivity of Economic Value of Equity
	As of December 31, 2022
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$481,135	$(63,410)	(11.64)%	13.49%	123.70%
Up 300	496,136	(48,409)	(8.89)%	13.91%	127.55%
Up 200	510,807	(33,738)	(6.20)%	14.32%	131.32%
Up 100	534,163	(10,382)	(1.91)%	14.98%	137.33%
Base	544,545	—	—%	15.27%	140.00%
Down 100	539,297	(5,248)	(0.96)%	15.12%	138.65%
Down 200	513,948	(30,597)	(5.62)%	14.41%	132.13%

	Sensitivity of Economic Value of Equity
	As of December 31, 2021
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$419,520	$10,937	2.68%	12.32%	102.31%
Up 300	419,238	10,655	2.61%	12.31%	102.24%
Up 200	417,156	8,573	2.10%	12.25%	101.74%
Up 100	418,107	9,524	2.33%	12.28%	101.97%
Base	408,583	—	—%	12.00%	99.64%
Down 100	341,573	(67,010)	(16.40)%	10.03%	83.30%

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

Liquidity and Funds Management

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. If our level of core deposits are not sufficient to fully fund our lending activities, we have access to funding from additional sources, including borrowing from the Federal Home Loan Bank of Atlanta, institutional certificates of deposit and the sale of available-for-sale investment securities. In addition, we maintain federal funds lines of credit with two correspondent banks and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers. For additional information about borrowings and anticipated principal repayments refer to the discussion about Contractual Obligations below and “Item 8. Financial Statements and Supplementary Data, Note 11 – Securities Sold Under Agreements To Repurchase And Other Short-Term Borrowings and Note 12 – Junior Subordinated Debt and Senior Subordinated Notes.”

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

See “Item 1. Business, Supervision and Regulation—Capital Requirements” for more information.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	December 31,	December 31,
	Purposes	Well Capitalized (1)	2022	2021
Primis Financial Corp.
Leverage ratio	4.00%	n/a	9.52%	9.36%
Common equity tier 1 capital ratio	4.50%	n/a	10.07%	13.24%
Tier 1 risk-based capital ratio	6.00%	n/a	10.40%	13.67%
Total risk-based capital ratio	8.00%	n/a	14.33%	18.73%

Primis Bank
Leverage ratio	4.00%	5.00%	11.24%	11.09%
Common equity tier 1 capital ratio	7.00%	6.50%	12.40%	16.11%
Tier 1 risk-based capital ratio	8.50%	8.00%	12.40%	16.11%
Total risk-based capital ratio	10.50%	10.00%	13.59%	17.36%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 5.59% at December 31, 2022, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well capitalized under the regulatory framework for prompt corrective action.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this Annual Report on Form 10-K/A concerning Primis Financial Corp. have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Many factors impact interest rates, including the FRB, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets. Like most financial institutions, changes in interest rates can impact our net interest income which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings, as well as the valuation of our assets and liabilities.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

This information is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K/A

Item 8. Financial Statements and Supplementary Data (Restated)

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2023 (except as to the effects of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (revised and restated), as to which the date is October 4, 2024), expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting.

Restatement of Previously Issued Financial Statements

As discussed in Notes 1, 2, 4, 5, 6, 13, 17, 18, 19, and 20 to the consolidated financial statements, the 2022 consolidated financial statements have been restated to correct the consolidated balance sheet, consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity, and cash flows, as well as certain footnote disclosures to the consolidated financial statements.

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

Goodwill Impairment Assessment

The Company has recorded goodwill of $104.6 million as of December 31, 2022. The determination of the annual goodwill impairment assessment has been identified by the Company as a critical accounting policy. As further described in Notes 1 and 9 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, occurring as of September 30th every year, or more frequently if events or circumstances warrant. The Company engaged a third-party valuation specialist in performing its quantitative impairment analysis, which included a combination of valuation approaches to determine the fair value of the Bank reporting unit. These valuation approaches required certain assumptions such as the discount rate, economic conditions impacting interest and growth rates, the control premium, and a relative weighting given to the fair value derived by each of the valuation approaches used.

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

/s/ Forvis Mazars, LLP

We served as the Company’s auditor from 2013 to 2024.

Tysons, Virginia

March 15, 2023 (except as to the effects of the restatement discussed in Notes 1, 2, 4, 5, 6, 13, 17, 18, 19, and 20, as to which the date is October 4, 2024)

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Primis Financial Corp.

Opinion on the Internal Control over Financial Reporting

We have audited Primis Financial Corp.’s (the “Company”) internal control over financial reporting as ofDecember 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company’s controls around the accounting evaluation for a complex agreement with a third-party that sources and manages a portfolio of consumer loans for the Company. The existing process did not appropriately facilitate a thorough evaluation of the entire transaction and did not include the involvement of individuals with the necessary expertise to enable identification of complex accounting matters in the agreement and to conclude on them.

This material weakness was considered in determining the nature, timing, and extent of auditing procedures applied in our audit of the Company’s consolidated financial statements, and this report does not affect our report dated March 15, 2023 (except for the restatement described in Notes 1, 2, 4, 5, 6, 13, 17, 18, 19, and 20 to the consolidated financial statements, as to which the date is October 4, 2024), on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the years in the three-year period ended December 31, 2022, and our report dated March 15, 2023 (except for the restatement described in Notes 1, 2, 4, 5, 6, 13, 17, 18, 19, and 20 to the consolidated financial statements, as to which the date is October 4, 2024), expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Forvis Mazars, LLP

Tysons, Virginia

March 15, 2023 (except for the material weakness, as to which the date is October 4, 2024)

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

/s/ Richey, May & Co., LLP.

We have served as Southern Trust Mortgage, LLC’s auditor since 2014.

Englewood, Colorado
March 12, 2021

PRIMIS FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS	(Revised and Restated)	(Revised)
Cash and cash equivalents:
Cash and due from financial institutions	$6,868	$8,380
Interest-bearing deposits in other financial institutions	70,991	521,787
Total cash and cash equivalents	77,859	530,167

Securities available-for-sale, at fair value	236,315	271,332

Securities held-to-maturity, at amortized cost (fair value of $12,449 and $23,364, respectively)	13,520	22,940

Loans held for sale, at fair value	27,626	—

Loans held for investment	2,946,637	2,337,879
Less: allowance for credit losses	(34,544)	(29,105)
Net loans	2,912,093	2,308,774

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	25,815	15,521
Bank premises and equipment, net	25,257	30,410
Assets held for sale	3,115	—
Operating lease right-of-use assets	5,335	5,866
Goodwill	104,609	101,954
Intangible assets, net	3,254	4,462
Bank-owned life insurance	67,201	66,724
Other real estate owned	—	1,163
Deferred tax assets, net	19,874	10,070
Other assets	44,791	36,203
Total assets	$3,566,664	$3,405,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$582,572	$530,282
Interest-bearing deposits:
NOW accounts	617,687	849,738
Money market accounts	811,365	799,759
Savings accounts	245,786	222,936
Time deposits	465,057	360,575
Total interest-bearing deposits	2,139,895	2,233,008
Total deposits	2,722,467	2,763,290

Securities sold under agreements to repurchase - short term	6,445	9,962
FHLB advances	325,000	100,000
Junior subordinated debt - long term	9,781	9,731
Senior subordinated notes - long term	85,531	85,297
Operating lease liabilities	5,767	6,498
Consumer Program derivative liability	473	—
Other liabilities	22,232	20,769
Total liabilities	3,177,696	2,995,547

Commitments and contingencies (See Note 15)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,680,097 and 24,574,619 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	246	245
Additional paid in capital	312,722	311,127
Retained earnings	101,850	97,555
Accumulated other comprehensive income (loss)	(25,850)	1,112
Total stockholders' equity	388,968	410,039
Total liabilities and stockholders' equity	$3,566,664	$3,405,586

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Interest and dividend income:	(Revised and Restated)	(Revised)	(Revised)
Interest and fees on loans	$115,080	$106,921	$111,562
Interest and dividends on taxable securities	5,552	3,977	4,244
Interest and dividends on tax exempt securities	412	463	486
Interest and dividends on other earning assets	2,243	1,782	1,402
Total interest and dividend income	123,287	113,143	117,694
Interest expense:
Interest on deposits	13,281	13,112	20,332
Interest on other borrowings	8,306	5,928	5,807
Total interest expense	21,587	19,040	26,139
Net interest income	101,700	94,103	91,555
Provision for (recovery of) credit losses	11,271	(5,801)	19,450
Net interest income after provision for (recovery of) credit losses	90,429	99,904	72,105
Noninterest income:
Account maintenance and deposit service fees	5,745	7,309	6,520
Income from bank-owned life insurance	1,994	1,687	1,559
Gain on debt extinguishment	—	573	—
Mortgage banking income	5,054	—	—
Gain on sale of other investment	4,144	—	—
Realized losses on sales of investment securities	—	—	(620)
Consumer program derivative	65	3	—
Other noninterest income	1,350	1,566	7,203
Total noninterest income	18,352	11,138	14,662
Noninterest expenses:
Salaries and benefits	49,005	36,741	36,675
Occupancy expenses	5,628	5,956	6,142
Furniture and equipment expenses	5,231	3,622	2,725
Amortization of intangible assets	1,325	1,364	1,364
Virginia franchise tax expense	3,254	2,899	2,457
Data processing expense	6,013	3,850	3,178
Marketing expense	3,067	1,726	1,770
Telephone and communication expense	1,433	1,790	1,497
Net loss on other real estate owned	72	87	960
Loss on bank premises and equipment and assets held for sale	684	—	—
Professional fees	4,787	5,467	4,726
Miscellaneous lending expenses	1,710	1,068	1,061
Other operating expenses	9,239	6,906	5,496
Total noninterest expenses	91,448	71,476	68,051
Income from continuing operations before income taxes	17,333	39,566	18,716
Income tax expense	3,185	8,683	4,140
Income from continuing operations	14,148	30,883	14,576
Income from discontinued operation before income taxes	—	294	10,789
Income tax expense	—	64	2,386
Income from discontinued operation	—	230	8,403
Net income	$14,148	$31,113	$22,979
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	$(34,129)	$(3,193)	$2,789
Reclassification of loss on sales of investment securities	—	—	620
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	—	151	12
Net unrealized gain (loss)	(34,129)	(3,042)	3,421
Tax (benefit) expense	(7,167)	(669)	719
Other comprehensive income (loss)	(26,962)	(2,373)	2,702
Comprehensive income (loss)	$(12,814)	$28,740	$25,681
Earnings per share from continuing operations, basic	$0.58	$1.26	$0.60
Earnings per share from discontinued operation, basic	$0.00	$0.01	$0.35
Earnings per share from continuing operations, diluted	$0.57	$1.26	$0.60
Earnings per share from discontinued operation, diluted	$0.00	$0.01	$0.35

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Revised and Restated)

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2019	24,181,534	$241	$306,755	$69,462	$783	$377,241
Impact of adoption of ASU 2016-13	—	—	—	(5,056)	—	(5,056)
Revisions to opening balance	—	—	—	(1,399)	—	(1,399)
Adjusted beginning balance	24,181,534	241	306,755	63,007	783	370,786
Net income	—	—	—	22,979	—	22,979
Changes in other comprehensive income on investment securities (net of tax expense, $719)	—	—	—	—	2,702	2,702
Dividends on common stock ($0.40 per share)	—	—	—	(9,737)	—	(9,737)
Shares retired to unallocated	(8,672)	—	—	—	—	—
Stock option exercises	93,250	1	708	—	—	709
Restricted stock granted	102,500	—	—	—	—	—
Vesting of restricted stock	—	1	(1)	—	—	—
Repurchase of restricted stock	—	—	(135)	—	—	(135)
Stock-based compensation expense	—	—	1,543	—	—	1,543
Balance - December 31, 2020	24,368,612	$243	$308,870	$76,249	$3,485	$388,847
Net income	—	—	—	31,113	—	31,113
Changes in other comprehensive loss on investment securities (net of tax benefit $669)	—	—	—	—	(2,373)	(2,373)
Dividends on common stock ($0.40 per share)	—	—	—	(9,807)	—	(9,807)
Shares retired to unallocated	(1,043)	—	—	—	—	—
Stock option exercises	159,000	2	1,524	—	—	1,526
Restricted stock granted	55,250	—	—	—	—	—
Restricted stock forfeited	(7,200)	—	—	—	—	—
Repurchase of restricted stock	—	—	(14)	—	—	(14)
Stock-based compensation expense	—	—	747	—	—	747
Balance - December 31, 2021	24,574,619	$245	$311,127	$97,555	$1,112	$410,039
Net income	—	—	—	14,148	—	14,148
Changes in other comprehensive loss on investment securities (net of tax benefit, $7,167)	—	—	—	—	(26,962)	(26,962)
Dividends on common stock ($0.40 per share)	—	—	—	(9,853)	—	(9,853)
Shares retired to unallocated	(780)	—	—	—	—	—
Stock option exercises	60,000	1	571	—	—	572
Restricted stock granted	1,500	—	—	—	—	—
Restricted stock forfeited	(2,400)	—	—	—	—	—
Repurchase of restricted stock	—	—	(11)	—	—	(11)
Stock-based compensation expense	—	—	395	—	—	395
Shares issued in lieu of cash bonus	47,158	—	640	—	—	640
Balance - December 31, 2022	24,680,097	$246	$312,722	$101,850	$(25,850)	$388,968

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
	(Revised and Restated)	(Revised)	(Revised)
Operating activities:
Net income from continuing operations	$14,148	$30,883	$14,576
Adjustments to reconcile net income from continuing operations to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	7,433	8,040	8,194
Net amortization (accretion) of premiums and discounts	480	(1,989)	(4,346)
Provision for (recovery of) for credit losses	11,271	(5,801)	19,450
Originations of loans held for sale	(175,613)	—	—
Proceeds from sale of loans held for sale	169,189	—	—
Net gains on mortgage banking	(5,054)	—	—
Loss on bank premises and equipment and assets held for sale	684	—	—
Earnings on bank-owned life insurance	(1,542)	(1,681)	(1,559)
Gain on bank-owned life insurance death benefit	(452)	(6)	—
Stock-based compensation expense	395	747	1,543
Loss on sales of investment securities	—	—	620
Loss on other real estate owned	72	87	960
Gain on debt extinguishment	—	(573)	—
Gain on sale of other investment	(4,144)	—	—
Goodwill impairment
Deferred income tax (benefit) provision	(3,300)	6,054	(1,411)
Net change in fair value of Consumer program derivative	476	(3)	—
Net increase in other assets	(405)	(511)	(11,857)
Net increase (decrease) in other liabilities	(640)	(7,635)	2,619
Net cash and cash equivalents provided by operating activities from continuing operations	12,998	27,613	28,790
Investing activities:
Proceeds from sales of securities held-to-maturity	—	—	1,660
Proceeds from sales of securities available-for-sale	—	—	1,910
Purchases of securities held-to-maturity	—	—	(15,197)
Purchases of securities available-for-sale	(37,361)	(160,531)	(38,938)
Proceeds from paydowns, maturities and calls of securities available-for-sale	36,960	37,878	50,068
Proceeds from paydowns, maturities and calls of securities held-to-maturity	9,338	17,652	44,738
Net (increase) decrease of FRB and FHLB stock	(10,294)	1,406	905
Net (increase) decrease in loans held for investment	(613,699)	109,449	(250,689)
Proceeds from bank-owned life insurance death benefit	586	371	—
Proceeds from sales of other real estate owned, net of improvements	1,091	2,014	2,663
Purchases of bank premises and equipment	(1,012)	(2,456)	(1,082)
Proceeds from sale of other investment	3,606	—	—
Purchases of other investments	(2,080)	—	—
Business acquisition, net of cash acquired	(4,554)	—	—
Net cash and cash equivalents (used in) provided by investing activities from continuing operations	(617,419)	5,783	(203,963)
Financing activities:
Net (decrease) increase in deposits	(40,823)	330,611	307,888
Cash dividends paid on common stock	(9,853)	(9,807)	(9,737)
Proceeds from exercised stock options	572	1,526	709
Repurchase of restricted stock	(11)	(14)	(135)
Issuance of subordinated notes, net of cost	—	—	58,600
Extinguishment of senior subordinated notes	—	(20,000)	—
Repayment of FHLB advances, long-term	(100,000)	—	—
Proceeds from short-term FHLB advances, net of repayments	325,000	—	—
Repayment of short-term borrowings acquired	(19,254)	—	(21,640)
Increase (decrease) in securities sold under agreements to repurchase	(3,518)	(6,103)	3,182
Net cash and cash equivalents provided by financing activities from continuing operations	152,113	296,213	338,867
Net change in cash and cash equivalents from continuing operations	(452,308)	329,609	163,694

Cash flows provided from discontinued operation:
Net cash and cash equivalents used in operating activities	—	(373)	(2,593)
Net cash and cash equivalents provided by investing activities	—	4,746	3,156
Net change in cash and cash equivalents from discontinued operation	—	4,373	563
Net change in cash and cash equivalents	(452,308)	333,982	164,257
Cash and cash equivalents at beginning of period	530,167	196,185	31,928
Cash and cash equivalents at end of period	$77,859	$530,167	$196,185
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$20,190	$20,234	$27,988
Income taxes	$3,046	$6,151	$7,693
Supplemental schedule of noncash investing and financing activities:
Bank premises transferred to held for sale	$3,667	$—	$—
Shares issued in lieu of cash bonus	$640	$—	$—
Proceeds from sale of other investment included in other assets	$538	$—	$—
Proceeds from bank-owned life insurance death benefit included in other assets	$931	$—	$—
Transfer from loans to other real estate owned	$—	$186	$477
Notes receivable from discontinued operation, included in loans	$—	$8,500	$—
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$21,947	$—	$—
Other intangible assets acquired	2,790	—	—
Fair value of liabilities assumed	(20,183)	—	—
Total merger consideration, net of $2,446 of cash acquired	$4,554	$—	$—

See accompanying notes to consolidated financial statements.

1.          ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Restated)

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include: the determination of the allowance for credit losses, fair value of investment securities, credit impairment of investment securities, mortgage banking derivatives, Consumer Program derivative, valuation of goodwill and deferred tax assets.

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

Third Party Originated and Serviced Consumer Loan Portfolio

In the second half of 2021, the Company partnered with a third-party (the “Third Party Originator/Servicer” or “TPOS”) to originate and service unsecured consumer loans through their proprietary point-of-sale technology (the “Consumer Program”).  Loan options under the Consumer Program include traditional fully-amortizing loans and promotional loans with no interest, or “same-as-cash”, features if the loan is fully repaid in the promotional window.  The loans are originated at par in the Bank’s name and have a term of 5 to 12 years with a much shorter effective life due to amortization and pay downs.

The Consumer Program is governed by multiple interrelated agreements including the loan agreement between the Bank and the customer and agreements with the TPOS. The structure of the Consumer Program is intended to generate loans that yield a targeted return to the Bank on a portfolio basis while also providing limited credit enhancement from the TPOS.  Key characteristics of the combined arrangement include:

●	The TPOS contributes funds to a reserve account at the time of origination to be used for future charge-offs if necessary.
●	When a promotional loan pays off prior to the end of the promotional period, the customer owes no interest on the loan and any interest accrued during the period is waived. In that event, the TPOS reimburses the Bank for the interest the customer otherwise would have paid if the promotional period did not exist.
●	Excess yield on the portfolio after realized charge-offs and above an agreed upon target rate due to the Bank is paid to the TPOS as a “Performance Fee.”
●	In the event charge-offs exceed the amount available as a Performance Fee, the TPOS remits a portion of current period originations to reimburse for losses and, if necessary, releases funds from the reserve account.
●	If charge-offs exceed the amounts above, they roll over to future periods to offset potential Performance Fees and subsequent reserve account fundings related to the portfolio.

Agreements with multiple counterparties, such as the customer and TPOS, are generally required to be accounted for separately in accordance with U.S. GAAP relevant to each unit of account even if the agreements are highly interrelated.  As a result, the Company accounts for the Consumer Program under multiple units of account as follows:

●	The loans and related revenue are accounted for consistent with the Company’s accounting for its other loans held for investment and are also included in the Company’s expected credit losses estimation process under CECL.
o	No interest income is recognized on promotional loans until the expiration of the promotional period. If the customer doesn’t pay off the loan prior to that expiration, deferred interest from the beginning of the loan becomes the obligation of the customer and is billed straight-line over the remaining life of the loan. We recognize the accumulated deferred interest at the time of expiration discounted for the time value of money with the discount amortized over the remaining life of the loan.
●	The agreement that governs the “performance fee” and interest reimbursement from the TPOS meets the definition of a derivative financial instrument and is accounted for in accordance with ASC 815, Derivatives and Hedging. The derivative is accounted for at fair value in the Company’s Consolidated Balance Sheets in other assets or other liabilities with changes in fair value each period reported in the Consolidated Statements of Income and Comprehensive Income (Loss) within noninterest income. The primary drivers of the derivative value include estimated prepayment activity on promotional loans that would trigger reimbursement to the Company from the TPOS and estimated excess yield above projected credit losses that would lead to Performance Fee payments to the TPOS from the Company. Additional details on the inputs and assumptions used to determine the fair value of the derivative are discussed in Note 5, Derivatives.
o	Noninterest income each period includes actual amounts received during the period for interest reimbursement and amounts paid by the TPOS under the limited credit enhancement described above.
o	Noninterest expense each period includes actual amounts paid during the period for performance fees and servicing fees as defined in the agreement with the TPOS.

The Company has $134.4 million of loans outstanding in the Consumer Program, or 5% of our total gross loan portfolio, as of December 31, 2022. As of December 31, 2022, 44% of the loans were in a promotional period requiring no payment of interest on their loans with 21% and 79% of these promotional loan periods ending in 2023 and 2024, respectively.

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

Derivative Instruments

Derivatives are financial instruments that meet the criteria in ASC 815, Derivatives and Hedging, to be recognized as either freestanding or embedded derivatives. The Company’s derivatives are recognized as either assets or liabilities in the Consolidated Balance Sheets at fair value. Changes in the fair value of the derivatives are recorded through noninterest income in the Consolidated Statements of Income and Comprehensive Income (Loss). Primis does not use derivative instruments for trading or speculative purposes.

Consumer Program Derivative

The Bank has an agreement with a third-party to originate and service consumer loans that are included in the Bank’s held for investment portfolio. The third-party provides a target return to the Company on the portfolio of loans and all interest received from borrowers above the target return is paid to the third-party as a performance fee. The third-party also provides reimbursement for lost interest when the borrower’s note has a promotional feature  that waives accrued interest if the loan is paid in full before the promotional period ends and credit support to the Company in periods when the target return on the portfolio is not achieved. This agreement to pay the third-party performance fees and to receive reimbursement of waived interest and certain credit support meets the definition of a derivative financial instrument. As of December 31, 2022 and 2021 the Company recorded a liability of $0.5 million and an asset of $3 thousand, respectively, in its Consolidated Balance Sheets in the lines “Consumer Program derivative liability”and “Other assets”, respectively, related to the third-party agreement accounted for as a derivative. See Note 5, Derivatives, for additional information about the derivative and the assumptions used to determine its value.

Mortgage Banking Derivatives and Financial Instruments

Mortgage loan commitments known as interest rate lock commitments (“IRLCs”) that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives accounting guidance in ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking income in the Consolidated Statements of Income and Comprehensive Income (Loss).

To-be-announced mortgage-backed securities trades (“TBA”) is a contract to buy or sell mortgage-backed securities on a specific date while the underlying mortgages are not announced until just prior to settlement. These TBA trades provide an economic hedge against the effect of changes in interest rates resulting from interest rate lock commitments. TBAs are accounted for under the derivatives accounting guidance in ASC 815, Derivatives and Hedging when either of the following conditions exist: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. As a result, these instruments are recorded at fair value on the consolidated balance sheets as other assets and other liabilities with changes in their fair values recorded in mortgage banking income in the income statements. The fair value of the TBA trades is based on the gain or loss that would occur if the Company were to pair-off the trade at the measurement date.

Forward loan sale commitments are commitments to sell individual mortgage loans using both best efforts and mandatory delivery at a fixed price to an investor at a future date. Forward loan sale commitments that are mandatory delivery are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle the derivative financial instrument at the balance sheet date. Forward loan sale commitments that are best efforts are not derivatives but can be and have been accounted for at fair value, determined in a similar manner to those that are mandatory delivery. Forward loan sale commitments are recorded on the consolidated balance sheets as other assets and other liabilities with changes in their fair values recorded in mortgage banking income in the income statements.

As of December 31, 2022 the Company recorded an asset of $0.9 million and a liability of $0.1 million in its Consolidated Balance Sheets in other assets and other liabilities, respectively, related to IRLCs, TBAs, and forward loan sale commitments (“mortgage banking derivatives”). As of December 31, 2021 the Company did not have any mortgage banking derivatives. See Note 5 for further discussion and assumptions used to value the derivatives.

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

Retained Earnings Revisions

During the second quarter of 2023, the Company discovered an employee loan fraud with total exposure of approximately $2.5 million. The fraud dated back to the origination of several loans to a customer in 2010. Management believes, on the advice of its counsel, its insurance broker and a third party forensic auditor, that the losses are recoverable under the Company’s insurance policies and is working through the claims process. The Company has evaluated the effect of the error, both qualitatively and quantitatively, and believes the impact to prior years is immaterial to each respective period assessed. However, the Company’s quantitative and qualitative assessments of the fraud losses on its projected 2023 annual earnings was expected to be material at the time the evaluation was performed as of June 30, 2023. Accordingly, the Company made the decision to report the losses in the respective periods in which they were incurred in its future Form 10-Q and Form 10-K filings by revising impacted periods beginning with the Quarterly Report on Form 10-Q as of June 30, 2023. For all of its filings on and after June 30, 2023, the Company revised opening retained earnings of the earliest period presented for losses incurred in earlier periods and revised all prior periods presented in the filing for losses incurred related to the period. Accordingly, the Company has revised prior periods presented in this Form 10-K/A to reflect the fraud losses in the respective period incurred, with any losses incurred prior to January 1, 2020 adjusted in the January 1, 2020 opening retained earnings balance. The revisions resulted in retained earnings as of January 1, 2020 being $1.4 million lower than previously reported in prior periods.

The table below discloses the net change (increase or (decrease)) included in all the consolidated statements of net income (loss) line items in this Form 10-K/A compared to amounts disclosed for these line items in prior filings, as a result of the revisions discussed above. The revisions to the year ended December 31, 2022 resulted in a decrease of $0.00 and $0.01 on previously reported basic and diluted EPS, respectively, from continuing operations. The revisions to the year ended December 31, 2021 resulted in a decrease of $0.01 and $0.00 on previously reported basic and diluted EPS, respectively, from continuing operations. The revisions to the year ended December 31, 2020 resulted in a decrease of $0.01 on previously reported basic and diluted EPS from continuing operations.

	For the Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Income Statement:
Decrease in interest income	$(129)	$(100)	$(85)
Increase in noninterest expenses	108	75	311
Decrease in income tax expense	(43)	(38)	(88)
Net decrease in net income from continuing operations	$(194)	$(137)	$(308)

The following table describes the changes (increase (decrease)) reflected in our consolidated balance sheets as of December 31, 2022 and 2021, compared to amounts disclosed in the  previously filed financial statements for these periods, as a result of the revisions described above, inclusive the opening equity adjustment as of January 1, 2020.

(dollars in thousands)	December 31, 2022	December 31, 2021
Loans held for investment	$(2,199)	$(2,107)
Other assets (accrued interest and taxes)	$251	$337
Deposits	$89	$74
Stockholders' equity	$(2,037)	$(1,844)

The Company has revised its consolidated balance sheets, consolidated statements of income and comprehensive income (loss), consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2020, and 2021 in its consolidated financial statements in this Form 10-K/A to reflect these revisons. The Company has also revised certain footnote disclosures to its consolidated financial statements in this Form 10-K/A for the effect of these revisions as identified herein.

Restatement of current year results

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2023, the Company identified an error in its accounting treatment under U.S. GAAP for the Consumer Program agreement. Management conducted an analysis of the error with the assistance of an independent third-party accounting firm that had relevant expertise in accounting for similar agreements under U.S. GAAP. Upon conclusion of the analysis management discussed the findings with its Audit Committee and independent auditor and determined after these discussions that the error was material to its previously reported consolidated financial results for the year ended December 31, 2022. Additional details of the analysis including conclusions regarding relevant accounting treatment for the Consumer Program under U.S. GAAP are described above in the “Third-Party Originated and Serviced Consumer Loan Portfolio” section of this note.

In accordance with the Company’s decision regarding materiality of the accounting errors for the Consumer Program for the year ended December 31, 2022 it has restated its consolidated balance sheet, consolidated statements of income and comprehensive income (loss), consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the year ended December 31, 2022 in its consolidated financial statements in this Form 10-K/A. The Company has also restated certain footnote disclosures to its consolidated financial statements in this Form 10-K/A as identified herein.

The following tables present the impact of the restatements on our previously reported consolidated balance sheet, consolidated statements of income and comprehensive income (loss), consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the year ended December 31, 2022. The “as restated” amounts presented also include the impacts described above related to adjustments for the fraud losses.

As of and for the year ended December 31, 2022
(In thousands, expect per share data)
		As Revised
Condensed Consolidated Balance Sheet	As Reported	and Restated
Loans held for investment	$2,948,836	$2,946,637
Net loans	2,914,292	2,912,093
Deferred tax assets, net	18,289	19,874
Other assets	49,050	44,791
Total assets	3,571,537	3,566,664
Total deposits	2,722,378	2,722,467
Consumer Program derivative liability	—	473
Total liabilities	3,177,134	3,177,696
Retained earnings	107,285	101,850
Stockholders' equity	$394,403	$388,968
Total liabilities and stockholders' equity	3,571,537	3,566,664
Condensed Consolidated Statement of Income and Comprehensive Income (Loss)
Interest and fees on loans	$117,867	$115,080
Total interest and dividend income	126,074	123,287
Net interest income	104,487	101,700
Net interest income after provision for credit losses	93,216	90,429
Consumer program derivative	—	65
Credit enhancement income	3,042	—
Other noninterest income	1,349	1,350
Total noninterest income	21,328	18,352
Miscellaneous lending expenses	—	1,710
Credit enhancement costs	1,369	—
Other operating expenses	10,400	9,239
Total noninterest expenses	92,268	91,448
Income before income taxes	22,276	17,333
Income tax expense	4,535	3,185
Net income	$17,741	$14,148
Comprehensive income (loss)	$(9,221)	$(12,814)
EPS - Basic	$0.72	$0.58
EPS - Diluted	$0.72	$0.57
Condensed Consolidated Statement of Changes in Stockholders' Equity
Net income, year ended December 31, 2022	$17,741	$14,148
Retained earnings, December 31, 2022	107,285	101,850
Total stockholders' equity, December 31, 2022	$394,403	$388,968
Condensed Consolidated Statement of Cash Flows
Operating activities
Net income	$17,741	$14,148
Credit enhancement income	(3,042)	—
Provision (benefit) for deferred income taxes	(2,214)	(3,300)
Net change in fair value of Consumer program derivative	-	476
Net (increase) decrease in other assets	(1,462)	(405)
Net increase (decrease) in other liabilities	(637)	(640)
Net cash and cash equivalents (used in) provided by operating activities	13,105	12,998
Investing activities
Net (increase) decrease in loans	(613,791)	(613,699)
Net cash and cash equivalents used in investing activities	(617,511)	(617,419)
Financing activities
Net decrease in deposits	$(40,838)	$(40,823)
Net cash and cash equivalents provided by financing activities	152,098	152,113

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

2.      BUSINESS COMBINATION (Restated)

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

	For the Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Total revenues	$146,607	$134,588	$137,119

Net income	$14,194	$31,692	$23,328

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

	Unrealized Holding
	Gains (Losses) on	Held-to-Maturity
For the year ended December 31, 2022	Available-for-Sale	Securities	Total
Beginning balance	$1,112	$—	$1,112
Current period other comprehensive income (loss)	(26,962)	—	(26,962)
Ending balance	$(25,850)	$—	$(25,850)

	Unrealized Holding
	Gains on	Held-to-Maturity
For the year ended December 31, 2021	Available-for-Sale	Securities	Total
Beginning balance	$3,636	$(151)	$3,485
Current period other comprehensive income (loss)	(2,524)	151	(2,373)
Ending balance	$1,112	$—	$1,112

	Unrealized Holding
	Gains on	Held-to-Maturity
For the year ended December 31, 2020	Available-for-Sale	Securities	Total
Beginning balance	$943	$(160)	$783
Current period other comprehensive income (loss)	2,693	9	2,702
Ending balance	$3,636	$(151)	$3,485

4.          LOANS AND ALLOWANCE FOR CREDIT LOSSES (Revised and Restated)

The following table summarizes the composition of our loan portfolio as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Loans held for sale	$27,626	$—
Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied	$459,866	$387,703
Commercial real estate - non-owner occupied	579,733	588,000
Secured by farmland	5,970	7,533
Construction and land development	148,690	121,444
Residential 1-4 family	609,694	547,560
Multi-family residential	140,321	164,071
Home equity lines of credit	65,152	73,846
Total real estate loans	2,009,426	1,890,157

Commercial loans	520,741	300,952
Paycheck Protection Program loans	4,564	77,319
Consumer loans	405,278	60,996
Total Non-PCD loans	2,940,009	2,329,424
PCD loans	6,628	8,455
Total loans held for investment	$2,946,637	$2,337,879

The accounting policy related to the allowance for credit losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the expected losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $10.8 million and $10.6 million at December 31, 2022 and 2021, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of December 31, 2022 and 2021 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2022	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$55	$—	$—	$55	$459,811	$459,866
Commercial real estate - non-owner occupied	290	169	19,641	20,100	559,633	579,733
Secured by farmland	—	—	—	—	5,970	5,970
Construction and land development	46	—	—	46	148,644	148,690
Residential 1-4 family	2,180	410	304	2,894	606,800	609,694
Multi- family residential	—	—	—	—	140,321	140,321
Home equity lines of credit	431	96	249	776	64,376	65,152
Commercial loans	39	—	2,956	2,995	517,746	520,741
Paycheck Protection Program loans	16	15	3,360	3,391	1,173	4,564
Consumer loans	2,079	1,421	200	3,700	401,578	405,278
Total Non-PCD loans	5,136	2,111	26,710	33,957	2,906,052	2,940,009
PCD loans	—	—	1,328	1,328	5,300	6,628
Total	$5,136	$2,111	$28,038	$35,285	$2,911,352	$2,946,637

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2021	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$194	$346	$—	$540	$387,163	$387,703
Commercial real estate - non-owner occupied	—	—	—	—	588,000	588,000
Secured by farmland	791	—	—	791	6,742	7,533
Construction and land development	204	131	4,575	4,910	116,534	121,444
Residential 1-4 family	9,384	254	137	9,775	537,785	547,560
Multi- family residential	—	—	—	—	164,071	164,071
Home equity lines of credit	331	—	171	502	73,344	73,846
Commercial loans	387	—	1,246	1,633	299,318	300,952
Paycheck Protection Program loans	4,954	8,559	283	13,796	63,523	77,319
Consumer loans	193	130	2	325	60,671	60,996
Total Non-PCD loans	16,438	9,420	6,414	32,272	2,297,151	2,329,424
PCD loans	1,717	—	—	1,717	6,738	8,455
Total	$18,155	$9,420	$6,414	$33,989	$2,303,889	$2,337,879

The amortized cost, by class, of loans and leases on nonaccrual status at December 31, 2022 and 2021, were as follows (in thousands):

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
December 31, 2022	or More	Past Due	Loans (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$509	$509	$509
Commercial real estate - non-owner occupied	19,641	—	19,641	19,641
Secured by farmland	—	713	713	713
Construction and land development	—	29	29	29
Residential 1-4 family	304	8,995	9,299	9,299
Home equity lines of credit	249	301	550	550
Commercial loans	2,956	121	3,077	121
Paycheck Protection Program loans	—	4	4	4
Consumer loans	200	134	334	299
Total Non-PCD loans	23,350	10,806	34,156	31,165
PCD loans	1,328	—	1,328	1,328
Total	$24,678	$10,806	$35,484	$32,493

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
December 31, 2021	or More	Past Due	Loans (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$842	$842	$842
Secured by farmland	—	836	836	836
Construction and land development	4,575	34	4,609	4,609
Residential 1-4 family	137	411	548	548
Multi- family residential	—	4,301	4,301	4,301
Home equity lines of credit	171	253	424	424
Commercial loans	1,246	476	1,722	745
Consumer loans	2	16	18	10
Total Non-PCD loans	6,131	7,169	13,300	12,315
PCD loans	—	1,729	1,729	—
Total	$6,131	$8,898	$15,029	$12,315
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $0.6 million and $1.1 million at December 31, 2022 and 2021, respectively.
(2)	Nonaccrual loans with no credit loss allowance include SBA guaranteed amounts totaling $0.6 million and $1.1 million at December 31, 2022 and 2021, respectively.

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

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2022 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$116,545	$58,202	$19,178	$21,985	$27,397	$202,484	$3,389	$6,740	$455,920
Special Mention	—	—	—	—	—	988	—	—	988
Substandard	—	—	—	—	—	2,958	—	—	2,958
Doubtful	—	—	—	—	—	—	—	—	—
	$116,545	$58,202	$19,178	$21,985	$27,397	$206,430	$3,389	$6,740	$459,866
Weighted average risk grade	3.25	3.45	3.38	3.27	3.43	3.50	3.52	3.96	3.42
Commercial real estate - nonowner occupied
Pass	$28,128	$126,291	$44,696	$41,631	$55,702	$228,735	$4,173	$3,065	$532,421
Special Mention	—	—	1,566	—	926	24,580	—	601	27,673
Substandard	—	—	—	—	13,066	6,573	—	—	19,639
Doubtful	—	—	—	—	—	—	—	—	—
	$28,128	$126,291	$46,262	$41,631	$69,694	$259,888	$4,173	$3,666	$579,733
Weighted average risk grade	3.36	3.16	3.82	3.95	4.01	3.82	2.87	3.33	3.68
Secured by farmland
Pass	$141	$16	$110	$—	$—	$3,425	$551	$85	$4,328
Special Mention	—	—	—	—	—	649	—	112	761
Substandard	—	—	—	6	—	875	—	—	881
Doubtful	—	—	—	—	—	—	—	—	—
	$141	$16	$110	$6	$—	$4,949	$551	$197	$5,970
Weighted average risk grade	4.00	4.00	4.00	6.00	N/A	4.20	3.98	3.70	4.13
Construction and land development
Pass	$44,253	$73,226	$847	$3,006	$6,937	$19,553	$822	$17	$148,661
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	29	—	—	29
Doubtful	—	—	—	—	—	—	—	—	—
	$44,253	$73,226	$847	$3,006	$6,937	$19,582	$822	$17	$148,690
Weighted average risk grade	3.21	3.06	3.60	3.42	3.17	3.69	3.36	4.00	3.20
Residential 1-4 family
Pass	$152,178	$157,233	$43,812	$61,268	$40,707	$138,782	$1,837	$3,437	$599,254
Special Mention	—	—	—	—	—	30	—	—	30
Substandard	285	—	—	8,099	—	1,310	—	716	10,410
Doubtful	—	—	—	—	—	—	—	—	—
	$152,463	$157,233	$43,812	$69,367	$40,707	$140,122	$1,837	$4,153	$609,694
Weighted average risk grade	3.09	3.04	3.07	3.41	3.13	3.23	3.92	3.54	3.15
Multi- family residential
Pass	$9,953	$21,927	$18,338	$7,064	$1,804	$75,370	$4,192	$676	$139,324
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	702	—	295	997
Doubtful	—	—	—	—	—	—	—	—	—
	$9,953	$21,927	$18,338	$7,064	$1,804	$76,072	$4,192	$971	$140,321
Weighted average risk grade	3.58	3.00	3.90	3.00	3.21	3.31	4.00	4.61	3.37
Home equity lines of credit
Pass	$463	$431	$52	$63	$230	$4,093	$58,312	$957	$64,601
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	54	476	21	551
Doubtful	—	—	—	—	—	—	—	—	—
	$463	$431	$52	$63	$230	$4,147	$58,788	$978	$65,152
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.94	3.05	3.89	3.12
Commercial loans
Pass	$295,459	$59,642	$6,768	$6,369	$9,228	$20,883	$100,207	$17,381	$515,937
Special Mention	—	396	64	74	—	—	519	388	1,441
Substandard	—	—	5	90	—	1,678	1,590	—	3,363
Doubtful	—	—	—	—	—	—	—	—	—
	$295,459	$60,038	$6,837	$6,533	$9,228	$22,561	$102,316	$17,769	$520,741
Weighted average risk grade	3.14	3.41	3.38	3.90	3.42	3.70	3.47	3.33	3.29
Paycheck Protection Program loans
Pass	$—	$2,119	$2,435	$—	$—	$—	$—	$—	$4,554
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	10	—	—	—	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$2,129	$2,435	$—	$—	$—	$—	$—	$4,564
Weighted average risk grade	N/A	2.02	2.00	N/A	N/A	N/A	N/A	N/A	2.01

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Consumer loans
Pass	$365,842	$29,184	$1,493	$340	$534	$4,319	$2,918	$—	$404,630
Special Mention	—	—	—	—	—	65	—	—	65
Substandard	70	513	—	—	—	—	—	—	583
Doubtful	—	—	—	—	—	—	—	—	—
	$365,912	$29,697	$1,493	$340	$534	$4,384	$2,918	$—	$405,278
Weighted average risk grade	3.24	3.74	3.99	3.98	4.00	4.02	3.81	N/A	3.30
PCD
Pass	$—	$—	$—	$—	$—	$3,692	$—	$—	$3,692
Special Mention	—	—	—	—	—	1,320	—	—	1,320
Substandard	—	—	—	—	—	1,616	—	—	1,616
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$6,628	$—	$—	$6,628
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.54	N/A	N/A	4.54
Total	$1,013,317	$529,190	$139,364	$149,995	$156,531	$744,763	$178,986	$34,491	$2,946,637
Weighted average risk grade	3.20	3.19	3.48	3.54	3.60	3.57	3.35	3.53	3.36

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2021 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$58,596	$18,411	$35,498	$28,163	$45,013	$187,461	$3,010	$6,937	$383,089
Special Mention	—	—	—	—	140	1,184	—	—	1,324
Substandard	—	—	475	—	—	2,815	—	—	3,290
Doubtful	—		—	—	—	—	—	—	—
	$58,596	$18,411	$35,973	$28,163	$45,153	$191,460	$3,010	$6,937	$387,703
Weighted average risk grade	3.43	3.42	3.47	3.43	3.55	3.53	3.29	3.96	3.51
Commercial real estate - nonowner occupied
Pass	$107,572	$55,956	19,816	$76,076	$58,883	$235,676	$3,668	$—	$557,647
Special Mention	—	—	—	—	—	12,097	—	—	12,097
Substandard	—	—	—	—	—	17,655	—	601	18,256
Doubtful	—	—	—	—	—	—	—	—	—
	$107,572	$55,956	$19,816	$76,076	$58,883	$265,428	$3,668	$601	$588,000
Weighted average risk grade	3.05	3.47	3.83	3.45	3.81	3.81	2.94	6.00	3.59
Secured by farmland
Pass	$320	$66	$—	$—	$445	$3,734	$876	$—	$5,441
Special Mention	—	—	—	—	852	404	—	—	1,256
Substandard	—	—	24	—	681	—	131	—	836
Doubtful	—	—	—	—	—	—	—	—	—
	$320	$66	$24	$—	$1,978	$4,138	$1,007	$—	$7,533
Weighted average risk grade	3.17	4.00	6.00	N/A	5.04	3.61	4.09	N/A	4.05
Construction and land development
Pass	$57,320	$14,003	$13,360	$7,061	$8,414	$15,664	$982	$31	$116,835
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,575	—	—	34	—	—	4,609
Doubtful	—	—	—	—	—	—	—	—	—
	$57,320	$14,003	$17,935	$7,061	$8,414	$15,698	$982	$31	$121,444
Weighted average risk grade	3.15	3.56	4.48	3.26	3.91	3.54	3.31	4.00	3.50
Residential 1-4 family
Pass	$165,106	$54,037	$81,905	$49,694	$43,173	$138,711	$1,845	$3,484	$537,955
Special Mention	—	—	8,514	—	—	—	—	—	8,514
Substandard	—	—	—	—	—	795	—	296	1,091
Doubtful	—	—	—	—	—	—	—	—	—
	$165,106	$54,037	$90,419	$49,694	$43,173	$139,506	$1,845	$3,780	$547,560
Weighted average risk grade	3.04	3.06	3.24	3.13	3.07	3.26	3.98	3.30	3.15
Multi- family residential
Pass	$37,030	$18,866	$7,228	$6,328	$36,574	$42,310	$5,031	$—	$153,367
Special Mention	—	—	—	—	—	5,326	—	—	5,326
Substandard	—	—	—	—	—	5,076	—	302	5,378
Doubtful	—	—	—	—	—	—	—	—	—
	$37,030	$18,866	$7,228	$6,328	$36,574	$52,712	$5,031	$302	$164,071
Weighted average risk grade	3.40	3.90	3.00	3.59	3.00	3.92	4.00	6.00	3.55
Home equity lines of credit
Pass	$715	$59	$75	$235	$425	$4,337	$67,157	$143	$73,146
Special Mention	—	—	—	—	—	—	276	—	276
Substandard	—	—	—	—	—	—	398	26	424
Doubtful	—	—	—	—	—	—	—	—	—
	$715	$59	$75	$235	$425	$4,337	$67,831	$169	$73,846
Weighted average risk grade	3.00	3.00	3.00	3.00	3.77	3.79	3.09	4.31	3.14
Commercial loans
Pass	$95,085	$9,851	$11,634	$10,648	$10,522	$18,284	$134,127	$5,338	$295,489
Special Mention	—	—	—	—	—	—	845	—	845
Substandard	—	9	—	1,508	—	1,938	1,163	—	4,618
Doubtful	—	—	—	—	—	—	—	—	—
	$95,085	$9,860	$11,634	$12,156	$10,522	$20,222	$136,135	$5,338	$300,952
Weighted average risk grade	3.43	3.36	3.79	3.77	2.95	3.96	3.43	3.95	3.48
Paycheck Protection Program loans
Pass	$56,087	$21,232	$—	$—	$—	$—	$—	$—	$77,319
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$56,087	$21,232	$—	$—	$—	$—	$—	$—	$77,319
Weighted average risk grade	2.00	2.00	N/A	N/A	N/A	N/A	N/A	N/A	2.00

								Revolving
								Loans
							Revolving	Converted
	2021	2020	2019	2018	2017	Prior	Loans	To Term	Total
Consumer loans
Pass	$48,107	$2,351	$1,002	$914	$237	$5,766	$2,519	$—	$60,896
Special Mention	—	—	—	—	—	82	—	—	82
Substandard	—	—	—	7	9	2	—	—	18
Doubtful	—	—	—	—	—	—	—	—	—
	$48,107	$2,351	$1,002	$921	$246	$5,850	$2,519	$—	$60,996
Weighted average risk grade	3.55	3.99	3.99	4.02	4.07	4.01	4.00	N/A	3.65
PCD
Pass	$—	$—	$—	$—	$—	$5,145	$30	$—	$5,175
Special Mention	—	—	—	—	—	1,391	—	—	1,391
Substandard	—	—	—	—	1,717	172	—	—	1,889
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$1,717	$6,708	$30	$—	$8,455
Weighted average risk grade	N/A	N/A	N/A	N/A	6.00	4.08	3.00	N/A	4.47
Total	$625,938	$194,841	$184,106	$180,634	$207,085	$706,059	$222,058	$17,158	$2,337,879
Weighted average risk grade	3.12	3.24	3.50	3.38	3.45	3.64	3.35	3.92	3.39

Revolving loans that converted to term during 2022 and 2021were as follows (in thousands):

	For the year ended December 31, 2022	For the year ended December 31, 2021
Commercial real estate - owner occupied	$—	$298
Commercial real estate - non-owner occupied	3,065	601
Secured by farmland	198	—
Residential 1-4 family	1,492	1,706
Multi- family residential	676	302
Home equity lines of credit	832	—
Commercial loans	13,309	561
Total loans	$19,572	$3,468

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

5.          DERIVATIVES (Restated)

Consumer Program Derivative

The Company has a derivative instrument in connection with its agreement with a third-party that originates loans  that are held on the Company’s balance sheet. The third-party provides credit support and reimbursement for lost interest under the agreement and the Company provides performance fees to the third-party on performing loans. Specifically, a portion of the originated loans are originated with a promotional period where interest accrues on the loans but is not owed to the Company unless and until the loan begins to amortize. If the borrower prepays the principal on the loan prior to the end of the promotional period the accrued interest is waived, but becomes due to the Company from the third-party under the agreement. This expected payment of waived interest to the Company along with performance fees due to the third-party comprise the value of the derivative.

The fair value of the derivative instrument was a liability of $0.5 million recorded in “Consumer Program derivative liability”and an asset of $3 thousand recorded in “Other assets” as of December 31, 2022 and 2021, respectively. The underlying expected cash flows were $0.6 million and $29 thousand as of December 31, 2022 and 2021, respectively. The Company calculates the fair value of this derivative using a discounted cash flow model using inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate the fair value. The most significant inputs and assumptions in determining the value of the derivative are noted below ($ in thousands):

	December 31, 2022
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$—	$6,777	$ n/a
Remaining cumulative promotional prepayments	$26,211	$47,902	$30,251
Average life (years)	n/a	n/a	2.2
Discount rate	4.21%	14.25%	8.53%

	December 31, 2021
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$—	$381	$ n/a
Remaining cumulative promotional prepayments	$730	$1,335	$859
Average life (years)	n/a	n/a	2.2
Discount rate	0.83%	10.80%	4.73%

During the year ended December 31, 2022 and 2021, the total Consumer Program derivative income was $65 thousand and $3 thousand, respectively, and was recorded in noninterest income in the Consolidated Statements of Income and Comprehensive Income (Loss). The $65 thousand in 2022 was comprised of $541 thousand of income related to the credit support and reimbursement of lost interest due from the third-party under the agreement, net of fair value losses of $476 thousand related to derivative valuation adjustments. The $3 thousand in 2021 was related to derivative valuation adjustments.

Mortgage Banking Derivatives and Financial Instruments

The Company enters into IRLCs (“interest rate lock commitments”) to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 90 days), with borrowers who have applied for a loan and have met certain credit and underwriting criteria. The IRLCs are adjusted for estimated costs to originate the loan as well as the probability that the mortgage loan will fund within the terms of the IRLC (the pullthrough rate). Estimated costs to originate include loan officer commissions and overrides. The pullthrough rate is estimated on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. The Company obtains an analysis from a third party on a monthly basis to support the reasonableness of the pullthrough estimate.

Best efforts and mandatory forward loan sale commitments are commitments to sell individual mortgage loans using both best efforts and mandatory delivery at a fixed price to an investor at a future date. Forward loan sale commitments that are mandatory delivery are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle the derivative financial instrument at the balance sheet date. Forward loan sale commitments that are best efforts are not derivatives but can be and have been accounted for at fair value, determined in a similar manner to those that are mandatory delivery. Forward loan sale commitments are recorded on the balance sheet as derivative assets and derivative liabilities with changes in their fair values recorded in mortgage banking income in the statement of operations.

The key unobservable inputs used in determining the fair value of IRLCs are as follows for the year ended December 31, 2022:

2022 Inputs
Average pullthrough rates	80.78%
Average costs to originate	4.77%

The following summarizes derivative and non-derivative financial instruments as of December 31, 2022 ($ in thousands):

	December 31, 2022
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$921	$25,368
Derivative liabilities	$98	$25,028
(1) Pullthrough rate adjusted
	December 31, 2022
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$17	$2,658

The notional amounts of mortgage loans held for sale not committed to investors was $20.0 million as of December 31, 2022.

The Company has exposure to credit loss in the event of contractual non-performance by its trading counterparties in derivative instruments that the Company uses in its rate risk management activities. The Company manages this credit risk by selecting only counterparties that the Company believes to be financially strong, spreading the risk among multiple counterparties, by placing contractual limits on the amount of unsecured credit extended to any single counterparty and by entering into netting agreements with counterparties, as appropriate.

6.          FAIR VALUE (Revised and Restated)

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

Loans Held for Sale

The fair value of PMC loans held for sale is determined by obtaining prices at which they could be sold in the principal market at the measurement date and are classified within Level 2 of the fair value hierarchy. The fair value is determined on a recurring basis by utilizing quoted prices from dealers in such securities.

Consumer Program Derivative

The Company calculates the fair value of this derivative using a discounted cash flow model using inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate the fair value. Key inputs utilized in valuing the derivative are discount rates, counterparty credit risk, credit loss rates, and prepayment rates. Discount rates considered observable benchmark interest rates and counterparty credit risk was based on the Company’s evaluation of the counterparty’s financial condition in audited and unaudited financial results provided.  The credit loss and prepayment rates are informed by specific experience on the Company’s portfolio of the third-party originated consumer loans that the derivative relates to and are considered significant unobservable inputs. As a result of the use of the significant unobservable inputs the Consumer Program derivative is classified within Level 3 of the valuation hierarchy.

Mortgage Banking Derivative and Financial Assets and Liabilities

IRLC: The Company determines the value of IRLCs by comparing the market price to the price locked in with the customer, adding fees or points to be collected at closing, subtracting commissions to be paid at closing, and subtracting estimated remaining loan origination costs to the bank based on the processing status of the loan. IRLCs are classified within Level 3 of the valuation hierarchy.

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

Mandatory Forward Loan Sales Commitments: Fair values for mandatory forward loan sales commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Due to the unobservable inputs used by Primis, best efforts mandatory loan sales commitments are classified within Level 3 of the valuation hierarchy.

To-Be-Announced Mortgage-Backed Securities Trades: Fair values for TBAs are based on the gain or loss that would occur if the Company were to pair-off transaction at the measurement date and are classified within Level 3 of the valuation hierarchy. TBAs are recorded at fair value on a recurring basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$102,881	$—	$102,881	$—
Obligations of states and political subdivisions	29,178	—	29,178	—
Corporate securities	14,828	—	14,828	—
Collateralized loan obligations	4,876	—	4,876	—
Residential government-sponsored collateralized mortgage obligations	26,595	—	26,595	—
Government-sponsored agency securities	14,616	—	14,616	—
Agency commercial mortgage-backed securities	37,417	—	37,417	—
SBA pool securities	5,924	—	5,924	—
	236,315	—	236,315	—
Loans held for sale	27,626	—	27,626	—
Mortgage banking financial assets	21	—	—	21
Mortgage banking derivative assets	945	—	921	24
Total assets	$264,907	$—	$264,862	$45

Liabilities:
Consumer Program derivative	$473	$—	$—	$473
Mortgage banking financial liabilities	4	—	—	4
Mortgage banking derivative liabilities	122	—	115	7
Total liabilities	$599	$—	$115	$484

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$122,610	$—	$122,610	$—
Obligations of states and political subdivisions	31,231	—	31,231	—
Corporate securities	13,685	—	13,685	—
Collateralized loan obligations	5,010	—	5,010	—
Residential government-sponsored collateralized mortgage obligations	19,807	—	19,807	—
Government-sponsored agency securities	17,488	—	17,488	—
Agency commercial mortgage-backed securities	52,667	—	52,667	—
SBA pool securities	8,834	—	8,834	—
	271,332	—	271,332	—
Consumer Program derivative	3	—	—	3
Total assets	$271,335	$—	$271,332	$3

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

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		December 31, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$77,859	$77,859	$530,167	$530,167
Securities available-for-sale	Level 2	236,315	236,315	271,332	271,332
Securities held-to-maturity	Level 2	13,520	12,449	22,940	23,364
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	25,815	25,815	15,521	15,521
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 3	2,912,093	2,809,163	2,310,881	2,278,456
Loans held for sale	Level 2	27,626	27,626	—	—
Accrued interest receivable	Level 2	12,004	12,004	11,696	11,696
Consumer Program derivative	Level 3	—	—	3	3
Mortgage banking financial assets	Level 3	21	21	—	—
Mortgage banking derivative assets	Level 2 and 3	945	945	—	—

Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,200,259	$1,200,259	$1,380,020	$1,380,020
Money market and savings accounts	Level 2	1,057,151	1,057,151	1,022,621	1,022,621
Time deposits	Level 3	465,057	462,376	360,575	362,902
Securities sold under agreements to repurchase	Level 1	6,445	6,445	9,962	9,962
FHLB advances	Level 1	325,000	325,000	100,000	100,000
Junior subordinated debt	Level 2	9,781	9,181	9,731	10,367
Senior subordinated notes	Level 2	85,531	84,347	85,297	91,141
Accrued interest payable	Level 2	3,261	3,261	1,864	1,864
Consumer Program derivative	Level 3	473	473	—	—
Mortgage banking financial liabilities	Level 3	4	4	—	—
Mortgage banking derivative liabilities	Level 2 and 3	122	122	—	—

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), loans held for sale, accrued interest receivable and payable, mortgage banking financial assets and liabilities, mortgage banking derivative assets and liabilities, Consumer Program derivative asset and liability, demand deposits, savings accounts, money market accounts and FHLB advances and securities sold under agreements to repurchase.

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

8. LEASES

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

9.          GOODWILL AND INTANGIBLE ASSETS

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

10.          DEPOSITS

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

11.         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

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

12.         JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

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

13.         INCOME TAXES (Revised and Restated)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Net deferred tax assets at December 31, 2022 and 2021 consist primarily of the following (in thousands):

	2022	2021
Deferred tax assets:
Allowance for credit losses	$8,370	$7,045
Unearned loan fees and other	2,161	1,581
Other real estate owned write-downs	38	450
Lease liability	1,246	1,407
Net unrealized loss on investment securities available for sale	6,920	—
Federal low income housing credit carryforward	485	424
Deferred compensation	1,596	1,684
Other	2,089	921
Total deferred tax assets	22,905	13,512
Deferred tax liabilities:
Right-of-use assets	1,200	1,315
Net unrealized gain on investment securities available-for-sale	—	247
Purchase accounting	917	930
Depreciation	748	926
Other	166	24
Total deferred tax liabilities	3,031	3,442
Net deferred tax assets	$19,874	$10,070

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

The provision for income taxes consists of the following for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Current tax expense
Federal	$5,982	$2,466	$5,231
State	503	163	320
Total current tax expense	6,485	2,629	5,551

Deferred tax expense (benefit)
Federal	(3,234)	5,937	(1,294)
State	(66)	117	(117)
Total deferred tax expense (benefit)	(3,300)	6,054	(1,411)
Total income tax expense from continuing operations	3,185	8,683	4,140
Total income tax expense from discontinued operation	—	64	2,386
Total income tax expense	$3,185	$8,747	$6,526

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income for the years ended December 31, 2022, 2021 and 2020 due to the following (in thousands):

	2022	2021	2020
Computed expected tax expense at statutory rate	$3,640	$8,309	$3,930
Increase (decrease) in tax expense resulting from:
Remeasurement of deferred tax assets and liabilities	(148)	442	(31)
Low income housing tax credits, net of amortization	4	39	225
Income from bank-owned life insurance	(419)	(354)	(327)
State taxes, net	158	242	200
Other, net	(50)	5	143
Total income tax expense from continuing operations	3,185	8,683	4,140
Total income tax expense from discontinued operation	—	64	2,386
Total income tax expense	$3,185	$8,747	$6,526

During 2021, the Company remeasured the beginning of year allowance for credit losses deferred tax asset by $0.4 million, net, to reflect an adjustment in the 2020 adoption of ASU 2016-13.

14.         EMPLOYEE BENEFITS

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

15.         STOCK-BASED COMPENSATION

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

16.         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

17.         EARNINGS PER SHARE (Revised and Restated)

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2022, 2021 and 2020 (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2022
Basic EPS from continuing operations	$14,148	24,561	$0.58
Effect of dilutive stock options and unvested restricted stock	—	108	(0.01)
Diluted EPS from continuing operations	$14,148	24,669	$0.57

Basic EPS from discontinued operation	$—	24,561	$0.00
Effect of dilutive stock options and unvested restricted stock	—	108	—
Diluted EPS from discontinued operation	$—	24,669	$0.00

For the year ended December 31, 2021
Basic EPS from continuing operations	$30,883	24,438	$1.26
Effect of dilutive stock options and unvested restricted stock	—	163	—
Diluted EPS from continuing operations	$30,883	24,601	$1.26

Basic EPS from discontinued operation	$230	24,438	$0.01
Effect of dilutive stock options and unvested restricted stock	—	163	—
Diluted EPS from discontinued operation	$230	24,601	$0.01

For the year ended December 31, 2020
Basic EPS from continuing operations	$14,576	24,239	$0.60
Effect of dilutive stock options and unvested restricted stock	—	124	—
Diluted EPS from continuing operations	$14,576	24,363	$0.60

Basic EPS from discontinued operation	$8,403	24,239	$0.35
Effect of dilutive stock options and unvested restricted stock	—	124	—
Diluted EPS from discontinued operation	$8,403	24,363	$0.35

    The Company did not have any anti-dilutive options as of December 31, 2022 and 2021 and had 226,300 anti-dilutive options as of December 31, 2020.

18.         REGULATORY MATTERS (Revised and Restated)

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

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Primis Financial Corp.
Leverage ratio	$316,956	9.52%	$133,154	4.00%	n/a	n/a
Common equity tier 1 capital ratio	306,956	10.07%	137,135	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	316,956	10.40%	182,847	6.00%	n/a	n/a
Total risk-based capital ratio	436,649	14.33%	243,796	8.00%	n/a	n/a

Primis Bank
Leverage ratio	$373,225	11.24%	$132,850	4.00%	$166,063	5.00%
Common equity tier 1 capital ratio	373,225	12.40%	135,487	4.50%	195,703	6.50%
Tier 1 risk-based capital ratio	373,225	12.40%	180,649	6.00%	240,865	8.00%
Total risk-based capital ratio	409,185	13.59%	240,865	8.00%	301,081	10.00%

December 31, 2021
Primis Financial Corp.
Leverage ratio	$312,513	9.36%	$133,599	4.00%	n/a	n/a
Common equity tier 1 capital ratio	302,513	13.24%	102,854	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	312,513	13.67%	137,139	6.00%	n/a	n/a
Total risk-based capital ratio	428,102	18.73%	182,852	8.00%	n/a	n/a

Primis Bank
Leverage ratio	$370,236	11.09%	$133,568	4.00%	$166,961	5.00%
Common equity tier 1 capital ratio	370,236	16.11%	103,396	4.50%	149,349	6.50%
Tier 1 risk-based capital ratio	370,236	16.11%	137,861	6.00%	183,814	8.00%
Total risk-based capital ratio	398,974	17.36%	183,814	8.00%	229,768	10.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 5.59% at December 31, 2022, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

    Primis Bank’s capital position is consistent with being well-capitalized under the regulatory framework for PCA.

19.         SEGMENT INFORMATION (Revised and Restated)

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

	As of and for the year ended December 31, 2022
	Primis Mortgage	Primis Bank	Consolidated

Interest income	$705	$122,582	$123,287
Interest expense	2	21,585	21,587
Net interest income	703	100,997	101,700
Provision for loan losses	—	11,271	11,271
Noninterest income	5,055	13,297	18,352
Noninterest expense	9,361	82,087	91,448
Income (loss) before income taxes	(3,603)	20,936	17,333
Income tax expense (benefit)	(752)	3,937	3,185
Net income (loss)	$(2,851)	$16,999	$14,148
Assets	$31,398	$3,535,266	$3,566,664

20.         PARENT COMPANY FINANCIAL INFORMATION (Revised and Restated)

Condensed financial information of Primis Financial Corp. follows (in thousands):

CONDENSED BALANCE SHEETS

DECEMBER 31,

	2022	2021
ASSETS
Cash	$21,276	$23,517
Loans held for investment	2,000	—
Investment in subsidiaries	455,548	478,014
Preferred investment in mortgage company	3,005	3,064
Investments in non-marketable equity securities	2,319	430
Other assets	1,636	2,681
Total assets	$485,784	$507,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Junior subordinated debt - long term	$9,781	$9,731
Senior subordinated notes - long term	85,531	85,297
Other liabilities	1,504	2,638
Total liabilities	96,816	97,666
Stockholders' equity:
Common stock	246	245
Additional paid in capital	312,722	311,127
Retained earnings	101,850	97,556
Accumulated other comprehensive income (loss)	(25,850)	1,112
Total stockholders' equity	388,968	410,040
Total liabilities and stockholders' equity	$485,784	$507,706

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2022	2021	2020
Income:
Cash dividends received from bank subsidiary	$15,000	$—	$2,500
Interest income	27	—	—
Gain on debt extinguishment	—	573	—
Other investment income	150	—	—
Total income	15,177	573	2,500
Expenses:
Interest on junior subordinated debt	536	355	426
Interest on senior subordinated notes	5,111	5,127	3,909
Other operating expenses	1,227	1,236	841
Total expenses	6,874	6,718	5,176
Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	8,303	(6,145)	(2,676)
Income tax benefit	(1,408)	(1,280)	(1,084)
Equity in undistributed net income of subsidiaries	4,437	35,978	24,571
Net income	$14,148	$31,113	$22,979

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2022	2021	2020
Operating activities:
Net income	$14,148	$31,113	$22,979
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Equity in undistributed net income of subsidiaries	(19,436)	(35,978)	(27,071)
Gain on debt extinguishment	—	(573)	—
Other, net	1,228	1,426	8,766
Net cash and cash equivalents provided by (used in) in operating activities	(4,060)	(4,012)	4,674
Investing activities:
Net (increase) decrease in loans	(2,000)	—	—
Increase in preferred investment in mortgage company	—	(3,064)	—
Increase in non-marketable equity securities investments	(1,889)	(430)	—
Dividend from subsidiaries	15,000	—	2,500
Net cash and cash equivalents provided by (used in) investing activities	11,111	(3,494)	2,500
Financing activities:
Issuance of subordinated notes, net of cost	—	—	58,600
Extinguishment of subordinated debt	—	(20,000)	—
Proceeds from exercised stock options	572	1,526	709
Repurchase of restricted stock	(11)	(14)	(135)
Cash dividends paid on common stock	(9,853)	(9,807)	(9,737)
Net cash and cash equivalents provided by (used in) financing activities	(9,292)	(28,295)	49,437
Net change in cash and cash equivalents	(2,241)	(35,801)	56,611
Cash and cash equivalents at beginning of period	23,517	59,318	2,707
Cash and cash equivalents at end of period	$21,276	$23,517	$59,318

21.         RELATED PARTY TRANSACTIONS

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

22.         VARIABLE INTEREST ENTITIES

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (Restated)

On September 17, 2024, Forvis Mazars, LLP (“Forvis”) notified the Company that Forvis will decline to stand for re-appointment as the Company’s independent registered public accounting firm for the year ending December 31, 2024. Forvis’ decision to not stand for re-appointment was subsequently ratified and approved by the Audit Committee of the Company on September 19, 2024. The Company will continue to engage Forvis for the audit of the financial statements for the year ending December 31, 2023, for the restatement of the Company’s previously-issued unaudited interim consolidated financial statements as of and for the three months ended March 31, 2023, the three and six months ended June 30, 2023, and the three and nine months ended September 30, 2023 (as previously disclosed on the Company’s Form 8-K filed on March 1, 2024), and review of the Company’s interim financial statements for the quarter ending March 31, 2024.

The audit report of Forvis on the Company’s consolidated financial statements for the year ended December 31, 2022 and 2021 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

In the years ended December 31, 2023, 2022, 2021 and in the subsequent interim period through September 17, 2024, there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Forvis on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of Forvis, would have caused Forvis to make reference to the matter in its report on the consolidated financial statements for such periods.

In the years ended December 31, 2023, 2022, 2021 and in the subsequent interim period through September 17, 2024, there were no “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K) except for the material weaknesses in the Company’s internal control over financial reporting expected to be disclosed in the Company’s forthcoming Annual Report on Form 10-K for the year ended December 31, 2023 and for this Restated Annual Report on Form 10-K/A for the year ended December 31, 2022 as disclosed herein and as previously reported in the Company’s Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2024,  September 12, 2024 and September 23, 2024.  The Company provided an overview of the expected material weaknesses in the aforementioned Form 8-Ks and will provide full details in the Annual Report on Form 10-K for the year ended December 31, 2023 but details of the expected disclosures in the Annual Report on Form 10-K for the year ended December 31, 2023 as well as the a summary of the disclosure set forth throughout this Form 10-K/A are described below:

Form 10-K/A for the fiscal year ended December 31, 2022: The material weakness identified for the year ended December 31, 2022 related to the accounting evaluation for a complex agreement with a third-party that originates and manages a portfolio of consumer loans for the Company. The existing process did not appropriately facilitate a thorough evaluation of the agreements and transaction and did not include the involvement of individuals with the necessary expertise to enable identification of complex accounting matters in the agreement and to conclude on them. Management is currently remediating the material weakness including design of and testing new controls related to the accounting related to the weakness. Additional information regarding the foregoing is disclosed in this Form 10-K/A.

Form 10-K for the fiscal year ended December 31, 2023: The material weaknesses identified for the year ended December 31, 2023 were related to:

●	accounting determinations for transfers of financial assets including lack of a formally designed process and procedure for evaluation of loan transfers. The existing procedures did not outline the process to be taken and individuals to be involved in assessment of the proper accounting for loan transfers and were not sufficient enough to facilitate a proper conclusion on loan transfer transactions.

●	the process for evaluation of credit losses on the third party originated and managed consumer loan portfolio including evaluating recent actual loss history on the portfolio relative to previous model inputs. The existing process relies on publicly available peer data for historical credit loss characteristics to inform our allowance calculation because the portfolio is relatively new and did not have an extended credit loss history to serve as the primary source of credit loss history when constructing the model. Management did not have a detailed process for review of recent actual portfolio loss trends and incorporation of those trends into the allowance determination.

●	accounting evaluation for a complex agreement with a third-party that originates and manages a portfolio of consumer loans for the Company. The existing process did not appropriately facilitate a thorough evaluation of the agreements and transaction and did not include the involvement of individuals with the necessary expertise to enable identification of complex accounting matters in the agreement and to conclude on them.

Management is currently remediating the material weaknesses including (i) design of and testing new controls related to accounting analysis for loan transfer transactions, (ii) design of and testing new internal controls over its allowance for credit losses process related to more timely review and incorporation of portfolio-specific credit loss trends its allowance calculation process for the third party managed consumer loan portfolio, and (iii) implementing additional internal controls over the identification of complex agreements the Company enters into and ensuring the appropriate level of review of these agreements by an individual with the requisite accounting expertise.

The subject matter of these reportable events were discussed by the Audit Committee with Forvis. The Company has authorized Forvis to respond fully to the inquiries of the Company’s successor independent registered public accounting firm concerning the subject matter of the reportable events.

Item 9A. Controls and Procedures (Revised and Restated)

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K/A, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934) utilizing the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management re-evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and identified a material weakness over the Company’s internal controls over financial reporting for the year ended December 31, 2022,. The material weakness was related to the accounting evaluation for a complex agreement with a third-party that sources and manages a portfolio of consumer loans for the Company. The existing process did not appropriately facilitate a thorough evaluation of the entire transaction and did not include the involvement of individuals with the necessary expertise to enable identification of complex accounting matters in the agreement and to conclude on them.

(b) Management’s Report on Internal Control Over Financial Reporting. Management of Primis Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for Primis Financial Corp. (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). As permitted by guidance provided by the Staff of U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022, has excluded Primis Mortgage Company (“Primis Mortgage” formerly named SeaTrust Mortgage Company) acquired on May 31, 2022. Primis Mortgage represented 1 percent of consolidated total assets as of December 31, 2022 and 4 percent of consolidated revenues for the year ended December 31, 2022.  Primis Financial Corp. conducted an evaluation of the effectiveness of our internal control over Primis’ financial reporting as of December 31, 2022 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is not effective as of December 31, 2022.

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weakness in internal controls, which was disclosed in the Company's Current Report on Form 8-K on September 9, 2024. This material weakness resulted from the Company’s implementation of changes to the accounting for a third-party managed consumer loan portfolio which was the subject of a “pre-clearance” consultation with the SEC’s Office of the Chief Accountant as described in Form 12b-25 on March 18, 2024 Amendment No. 1 filed April 1, 2024, Form 12b-25 filed May 13, 2024 and Form 12b-25 filed August 12, 2024. Notwithstanding the material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in this Annual Report on Form 10-K, for the year ended December 31, 2022, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles

Remediation Plans

Management continues to review and make changes to the overall design of its internal control environment, including implementing additional internal controls over the identification of complex agreements the Company enters into and ensuring the appropriate level of review of these agreements by an individual with the requisite accounting expertise. The Company is adding additional internal controls to its financial close and reporting process to enhance the effectiveness of internal controls over financial reporting to require appropriate levels of accounting management review of new transactions. Additionally, the Company will seek appropriate third-party accounting expertise when it determines a transaction contains complex arrangements that management does not have sufficient expertise to assess and conclude upon. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period.

Management may determine that additional measures are required to address control deficiencies, strengthen internal control over financial reporting, or it may determine to modify the remediation measures described above. The actions the Company is taking are subject to ongoing executive management review and are also subject to Audit Committee oversight. If the Company is unable to successfully remediate the material weaknesses, or if in the future, the Company identifies further material weaknesses in its internal control over financial reporting, the Company may not detect errors on a timely basis, and its condensed consolidated financial statements may be materially misstated.

Forvis Mazars, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K/A and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K/A.

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

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K/A.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information under the captions "Corporate Governance — Director Independence" and "Certain Relationships and Related Party Transactions" in the 2023 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services (Restated)

The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Tysons, Virginia. The information under the caption "Fees and Services of Independent Registered Public Accounting Firm" in the 2023 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)     Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8 (Restated):

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

(a)(3)     Exhibits

The following are filed or furnished, as noted below, as part of this Annual Report on Form 10-K/A and this list includes the Exhibit Index.

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

21.0*	Subsidiaries of the Registrant

Exhibit No.	Description
23.1*	Consent of Forvis Mazars, LLP
23.2*	Consent of Richey, May & Co., LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1**

Financial Statements of Southern Trust Mortgage, LLC as of and for the year ended December 31, 2021 (unaudited) and Financial Statements of Southern Trust Mortgage, LLC as of and for the year ended December 31, 2020 together with Report of Independent Registered Public Accounting Firm thereon as of and for the years ended December 31, 2020; a former mortgage affiliate of the Company.

101

The following materials from Primis Financial Corp.’s Annual Report on Form 10-K/A for the year ended December 31, 2022, formatted in Extensible Business Reporting Language (Inline XBRL), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	The cover page from Primis Financial Corp’s Annual Report on Form 10-K/A for the year ended December 31, 2022, formatted in Inline XBRL.

+     Management contract or compensatory plan or arrangement

*     Filed herewith

**   Furnished herewith

Item 16. - Form 10-K/A Summary

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

Primis Financial Corp.

By:	/s/ Dennis J. Zember, Jr.	Date: October 4, 2024
Dennis J. Zember, Jr.
President and Chief Executive Officer

By:	/s/ Matthew Switzer	Date: October 4, 2024
Matthew Switzer
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 4, 2024 Signature	Title

/s/ Dennis J. Zember, Jr.	President and Chief Executive Officer, Director
Dennis J. Zember, Jr.

/s/ John F. Biagas	Director
John F. Biagas

/s/ Robert Y. Clagett	Director
Robert Y. Clagett

/s/ W. Rand Cook	Director
W. Rand Cook

/s/ Deborah Diaz	Director
Deborah Diaz

/s/ F. L. Garrett, III	Director
F. L. Garrett, III

/s/ Eric A. Johnson	Director
Eric A. Johnson

/s/ Charles A. Kabbash	Director

Charles A. Kabbash

/s/ Dr. Allen R. Jones Jr.	Director

Dr. Allen R. Jones Jr.

/s/ John M. Eggemeyer	Director

John M. Eggemeyer