Form 10-K
period 2023-12-31
Primis Financial Corp.
filed 2024-10-15
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒               No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒               No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b – 2 of the Exchange Act.:

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $227.9 million based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of  September 16, 2024 was 24,690,064.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	our ability to recover certain losses related to fraudulent loans under the Company's insurance policies and to successfully complete the claims process and minimize the financial impact of these loans;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial and Life Premium Finance Divisions, new digital banking platform, V1BE fulfillment service and Primis Mortgage Company as well as our cost saving project to reduce administrative and branch expenses;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and impairment of goodwill associated with current or future acquisitions and adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising or elevated interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;

●	risk related to a third-party’s ability to satisfy its contractual obligation to reimburse us for waived interest on loans with promotional features that pay off early;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the possibility that the U.S. could default on its debt obligations and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, including the current conflicts in Ukraine/Russia and the Middle East, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	any inability or failure to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to remediate our existing material weaknesses in our internal controls deemed ineffective;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to environmental, social and governance (“ESG”) strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
●	our ability to de-consolidate Panacea Financial Holdings, Inc. (“PFH”) and recognize gains on our investment in PFH common stock as a result of de-consolidation;
●	negative publicity and the impact on our reputation;
●	our ability to realize the value of derivative assets that are recorded at fair value due to changes in fair value driven by actual results being materially different than our assumptions; and
●	other factors and risks described under “Risk Factors” herein and in any of the reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

As of December 31, 2023, Primis had $3.9 billion in total assets, $3.2 billion in total loans, $3.3 billion in total deposits and $397.6 million in total stockholders’ equity. As of December 31, 2023, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Twenty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company, a residential mortgage lender headquartered in Wilmington, North Carolina, is also a consolidated subsidiary of Primis Bank. PFH, is a consolidated subsidiary of Primis and owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Strategy

Primis is focused on building a new, innovative, and better banking experience for its consumers and small and medium-sized businesses. The Bank intends to grow its business, expand its customer base and improve profitability by focusing on the following three areas:

1.	Maintaining a strong and efficient community bank in core markets;
2.	Supplementing core community bank growth and profitability with business lines that can generate above-average risk-adjusted returns such as the Panacea Financial Division, the Life Premium Finance Division and Primis Mortgage Company; and
3.	Perfecting enhanced digital offerings that allow Primis to attract new deposit customers at scale both in and out of our footprint.

Critical to executing this approach:

●	Utilizing the Primis Management Team’s Strength. The experience and market knowledge of the Bank’s management team is one of its greatest strengths and competitive advantages. Since the Company’s board of directors appointed Mr. Dennis J. Zember, Jr. as the Chief Executive Officer, effective February 19, 2020, Mr. Zember has added several members to the executive management team. These additional members all bring strong expertise and years of experience.

●	Leveraging the Existing Foundation for Additional Growth. Based on the management team’s depth of experience and certain infrastructure investments, Primis looks to take advantage of certain economies of scale typically enjoyed by larger organizations, thus expanding its operations both organically and through strategic cost-effective branch or bank acquisitions. Primis’ investments in data processing, risk management infrastructure, and the staff and branch network will support a much larger asset base. Primis is committed to controlling additional growth in a manner designed to minimize risk and to maintain strong capital ratios.

●	Investing in Technology to Differentiate the Bank in the Marketplace. The success of the Bank’s digital platform was the direct result of a visionary approach to crafting new products and services. Management constantly looks for ways to adopt and deploy technology solutions that provide a competitive advantage and advance the strategies outlined above.

●	Continuing to Pursue Selective Acquisition Opportunities. Primis has the skillsets and experience necessary to acquire and successfully integrate financial institutions, banks, and branches. This, along with its strong capital position, well-positions Primis to take advantage of acquisition opportunities.

●	Focusing on the Business Owner. Primis looks to be the primary bank for small- and medium-sized businesses by offering a suite of competitive electronic banking services, robust treasury services and comprehensive lending options. We believe that Primis’ localized decision-making capabilities, prompt credit decisions, and superior customer service, supported by a highly experienced and knowledgeable management team, offers Primis a distinct competitive advantage in the marketplace.

●	Focusing on Asset Quality and Underwriting. Strong asset quality is of primary importance. Therefore, despite the growth in the Bank’s loan portfolio, Primis has taken measures to ensure it maintains a strong asset quality by upholding its well-defined underwriting standards.

●	Building a Stable Core Deposit Base. Primis continues to grow a stable core deposit base of business and retail customers. Primis intends to continue its practice of developing a deposit relationship with each of its loan customers.

BANKING SERVICES

Our principal business is the acquisition of deposits from the general public through our branch offices, digital platform, and deposit intermediaries and the use of these deposits to fund our loan and investment security portfolios. We seek to be a full service bank that provides a wide variety of financial services to our middle market corporate clients as well as to our retail clients. We are an active commercial lender, and also invest funds in mortgage-backed securities, collateralized mortgage obligations, securities issued by agencies of the federal government and obligations of states and political subdivisions.

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

Secured Asset Based Lending (SABL). Primis has developed a proprietary Asset Based Lending software system that allows the Bank to monitor the collateral of its commercial borrowers who have pledged their working assets (accounts receivables and other qualifying assets such as inventory) as collateral. SABL has the ability to track other offsets (e.g. other loans the customer has with the Bank) to the line of credit. SABL serves to provide more stringent controls and supervision that this type of lending requires.

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

Panacea Practice Solutions. Primis, through its Panacea Financial division, provides financing for medical, dental and veterinary businesses. Financing purposes cover a range of needs of the borrowers to include acquisition, start-up, expansion, real estate purchase and refinance, leasehold, equipment financing, as well as practice buy-ins.

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

Residential Mortgage. Primis originates residential mortgage loans for its portfolio through Primis Mortgage Company. Primis also purchases originated residential mortgages from our Warehouse Line clients, as well as other loan originators. We have no sub-prime loans.

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

Life Premium Finance. Primis offers life insurance premium financing. The loan is utilized to pay the annual premiums due on the whole or universal life policy. The loan is fully secured by the cash value of the policy and personal liquid assets of the borrower or guarantor.

Unsecured Personal Loans. Primis offers unsecured personal loans up to $50,000 and overdraft protection loans up to $10,000, based on specified underwriting criteria. We also offer these types of loans through an agreement with a third-party that sources and originates them for us based on our credit underwriting criteria.

Panacea Consumer Loans. Panacea Financial offers several unsecured consumer loan products to include student loan refinancing and pro re nata (“PRN’) loans. PRN loans may be utilized by graduating doctors to fund costs as they move into their chosen professions. Strict criteria has been established around these products.

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

Lines of Businesses

Panacea Financial. In November 2020, the Company launched the Panacea Financial division, which focuses on providing unique financial products and services for the medical, dental and veterinary communities. Panacea Financial offers personal loans, student debt refinance and practice loans as well as deposit products nationally. Panacea Financial has partnerships with fourteen national and state associations. Additionally, its In-Training Medical/Dental School Loan Refinance product allows physicians and dentists that are in training the opportunity to refinance their student debt at a lower interest rate, while benefiting from affordable monthly payments during training. As of December 31, 2023, Panacea Financial had approximately $322.8 million in outstanding loans. The division has successfully built a nationally-recognized brand with a growing team of industry-leading commercial bankers experienced in providing financial services to its target communities across the United States.

Life Premium Financing. The Company launched a division in the fourth quarter of 2021 focused on financing life insurance premiums for high net worth individuals across the United States. As of December 31, 2023, the Life Premium Finance Division had outstanding balances, net of deferred fees, of $382.1 million. Outstanding balances on these loans grow over three to five years. Consequently, the Company expects a sustainable growth rate in the division with each new loan originated.

Primis Mortgage Company.  In May 2022, Primis Bank acquired Primis Mortgage Company (previously SeaTrust Mortgage Company), a regional residential mortgage company headquartered in Wilmington, North Carolina. Primis Mortgage Company has since expanded to offer residential mortgages in the majority of the U.S. Residential mortgage loans originated through Primis Mortgage Company are primarily sold in the secondary market for fee income. During the year ended December 31, 2023, Primis Mortgage originated $592.3 million loans.

Digital Banking

In 2022, Primis successfully launched its digital bank platform. The platform includes an all-new mobile banking application that provides a quick and seamless account opening process all from within the app. During 2023 we brought in over $1 billion in deposits through our digital platform.

In 2021, Primis launched its V1BE service, the first bank delivery app for on-demand ordering of branch services. V1BE brings in-branch banking services right to the customer’s doorstep, including cash delivery/withdrawals, cash pick-up/deposits, check deposits, change orders, cashier checks, and the instant issue of replacement debit cards. V1BE was initially piloted in the Richmond market but now covers the majority of our footprint, including the greater Washington, D.C. region. With V1BE, Primis is able to support any market and grow customer relationships without the need for a large branch presence.

Funding and Revenue Sources

The principal sources of funds for our lending and investment activities are deposits, repayment of loans, prepayments from mortgage-backed securities, repayments of maturing investment securities, Federal Home Loan Bank (“FHLB”) advances and other borrowed money.

Principal sources of revenue are interest and fees on loans and investment securities as well as fee income derived from the maintenance of deposit accounts and income from bank-owned life insurance policies. Our principal expenses include interest paid on deposits, advances from the FHLB, junior subordinated debt, senior subordinated notes and other borrowings, and other operating expenses.

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

The Board of Directors has delegated assignment of individual credit authorities up to $10 million to the Chief Executive Officer and Chief Credit Officer. For loans up to $5.0 million, we have named Credit Officers. We also have two Specialty Executive Credit Officers, each with extensive industry specific experience with individual credit authority to $7.5 million. These individual lending authorities are based on the individual’s technical ability and experience. All credits over $10 million are reviewed and approved by Executive Loan Committee, as defined in credit policy. For approval of third-party originated loans, we have delegated authority within an approved framework. All credit extensions in excess of 60% of the Bank’s legal lending limit are also reviewed and approved by the Board of Directors. As of December 31, 2023, our legal lending limit was approximately $63.2 million.

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

HUMAN CAPITAL

At Primis, we are committed to ensuring that our employees reach their personal, professional and financial peaks. We are attracting, developing, retaining and planning for the succession of key talent and executives to achieve our strategic objectives. Primis is continually investing in our workforce to further emphasize diversity, equity and inclusion (“DEI”) and to foster our employees' growth and career development. As of December 31, 2023, we had 528 employees, nearly all of whom are full-time and of which approximately 64% were female and 21% were minorities.

Employee Feedback. Fostering an inclusive environment requires that all employees are heard. Our Intranet houses the “Employee Voice,” which is a vehicle for employees to make suggestions, asks questions or voice opinions regarding the Company’s practices.

Recruitment. While the majority of our employees reside in Virginia, our recruitment efforts are both local and nationwide. We utilize a wide range of recruitment vehicles ranging from college recruitment sites such as “Handshake”, a “V3” program to recruit veterans to posting on popular job boards and conducting nationwide profile searches to find diverse and qualified candidates. Primis realizes that great people know other great people so we also offer a referral bonus to our employees.

Benefits. Primis offers a comprehensive and competitive benefits package to meet a variety of individual needs. We offer three different medical plans, two of which allow for the employee to make contributions and receive an employer match on a Health Savings Account. In addition to dental insurance, supplemental insurance and a 401k, Primis offers employer paid short-term and long-term disability and life insurance. Our employees also enjoy an incentive for participating in our Wellness Program.

Development. All new employees benefit from training to learn how to utilize key Company systems. New employees are also required to complete multiple learning modules that cover important compliance and regulatory requirements in the banking industry. Continuing education and advanced training is offered to employees throughout their tenure at Primis. We encourage all employees to obtain job related training by covering the cost of the classes and/or learning materials and tests.

Volunteerism. Primis is committed to the communities we serve and to supporting our employees in their volunteerism. Each employee receives eight paid hours to volunteer in their community or charity of choice each year. We maintain a commitment to the prosperity of each community the Company serves, donating to community, civic and philanthropic organizations in 2023. In addition to providing financial products built for the needs of our customers, the Company uses associate volunteerism and corporate philanthropy to build strong community partnerships. Our employees volunteered for 200 hours in 2023.

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

If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and preferred stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our capital stock.

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

Activity Limitations.  Primis is registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act and has elected to be a financial holding company. As a financial holding company, Primis is permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks as to be a proper incident thereto. Bank holding companies are prohibited from acquiring or obtaining control of more than five percent (5%) of the outstanding voting interests of any company that engages in activities other than those activities permissible for bank holding companies. Examples of activities that the Federal Reserve has determined to be permissible are making, acquiring, brokering, or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance and other insurance products in certain locations; and performing certain insurance underwriting activities. The Bank Holding Company Act does not place geographic limits on permissible non-banking activities of bank holding companies. Financial holding companies, such as us, may also engage in activities that are considered to be financial in nature, as well as those incidental or, if so determined by the Federal Reserve, complementary to financial activities. Primis and the Bank must each remain “well-capitalized” and “well-managed” and the Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “Satisfactory” at its most recent examination in order for the Company to maintain its status as a financial holding company. In addition, the Federal Reserve has the power to order a financial holding company or its subsidiaries to terminate any non-banking activity or terminate its ownership or control of any non-bank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company. As further described below, each of Primis and the Bank is well-capitalized as of December 31, 2023, and Primis Bank achieved a rating of “Satisfactory” in its most recent CRA evaluation.

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

Incentive Compensation. Our compensation practices are subject to oversight by the Federal Reserve and by other financial regulatory agencies. The federal banking regulators have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations take into account risk factors and are consistent with the safety and soundness of the organization. The guidance also provides that supervisory findings with respect to incentive compensation will be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or other corporate decisions. The guidance further provides that the regulators may pursue enforcement actions against a banking organization if its incentive compensation and related risk management, control or governance processes pose a risk to the organization’s safe and sound practices. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness, and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, the Dodd-Frank Act requires the federal banking agencies and the SEC to issue regulations requiring covered financial institutions to prohibit incentive compensation arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (“clawback”) provisions mandated by Section 954 of the Dodd-Frank Act. The final rules directed U.S. stock exchanges to require listed companies to implement, disclose and enforce clawback policies to recover excess incentive-based compensation that current or former executive officers received based on financial reporting measures that are later restated. In June 2023, the SEC approved the proposed clawback listing standards of the Nasdaq Stock Market, LLC (“Nasdaq”), which now require Nasdaq-listed companies, to (i) adopt and implement a compliant clawback policy; (ii) file the clawback policy as an exhibit to their annual reports; and (iii) provide certain disclosures relating to any compensation recovery triggered by the clawback policy. Our clawback policy was approved by the board in November 2023 and is filed herein as Exhibit 97.

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

Capital Requirements

Primis and the Bank are each required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as Primis, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to the Bank, Primis’ capital ratios as of December 31, 2023 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including Primis, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

Both Primis and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer as of December 31, 2023. Based on current estimates, we believe that Primis and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2024.

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

Deposit Insurance Assessments. The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of the Bank generally up to a maximum of $250,000 per depositor, per insured bank, for each account ownership category. The FDIC charges insured depository institutions quarterly premiums to maintain the DIF. Deposit insurance assessments are based on average total consolidated assets minus its average tangible equity and take into account certain risk-based financial ratios and other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.

As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted a final plan and increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect until the reserve ratio meets or exceeds 2 percent, absent further action by the FDIC.

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

Community Reinvestment Act.  The Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. On October 24, 2023, the OCC, the FRB, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules may make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam.

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

Privacy and Cybersecurity.  The Bank is subject to federal and state banking regulations that limit its ability to disclose non-public information about consumers to non-affiliated third parties. These limitations require us to periodically disclose our privacy policies to consumers and allow consumers to prevent disclosure of certain personal information to a non-affiliated third party under certain circumstances. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. Banking institutions are required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of confidential and personal information are in effect across our lines of business. Furthermore, the federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks and ensure that their risk management procedures address the risk posed by potential cyber threats. A financial institution is further expected to maintain procedures to effectively respond to a cyber-attack and resume operations following any such attack. Primis has adopted and implemented policies and procedures to comply with these privacy, information security, and cybersecurity requirements. The federal banking agencies require banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

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

LIBOR.  On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act. The Company has replaced LIBOR with SOFR in applicable contracts.

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

Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully after the summary, and risks include, but are not limited to, the following:

●	We are subject to risks related to our concentration of construction and land development and commercial real estate loans.
●	We have a meaningful amount of consumer loans that are unsecured and if the borrower defaults on the loan we have no recourse to collateral in which to recover any potential losses.
●	A portion of our consumer loan portfolio is originated and serviced by a third-party and includes a credit enhancement from that third-party which may not be realizable.
●	A significant amount of our third-party serviced consumer loans were originated with a zero interest promotional period, exposing us to the credit risk of the third-party that is providing reimbursement to us for interest foregone.
●	A significant amount of our loans are secured by real estate and any declines in real estate values in our primary markets could be detrimental to our financial condition and results of operations.
●	If our nonperforming assets increase, our earnings will suffer.
●	If our allowance for credit losses is not adequate to cover actual loan losses, our earnings will decrease.
●	We are subject to credit quality risks and our credit policies may not be sufficient to avoid losses.
●	The Company’s mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits.
●	Our geographic concentration makes us vulnerable to local weather catastrophes, public health issues, and other external events, which could adversely affect our results of operations and financial condition.
●	Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.
●	Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.
●	Declines in asset values may result in impairment charges and adversely affect the value of our investment securities, financial performance and capital.
●	The value of an estimated reimbursement due from a third-party that originated consumer loans with promotional features on our behalf is recorded in our balance sheet at fair value as a derivative and actual results and a significant decline in the third-party’s credit risk may impact the value of the derivative and our ability to realize that value.
●	Our stock price can be volatile.
●	The trading volume in our common stock is less than that of other larger financial services companies.
●	Inflation could negatively impact our business, our profitability and our stock price.
●	ESG risks could adversely affect our reputation and shareholder, employee, client, and third party relationships and may negatively affect our stock price.

●	Our business strategy includes strategic growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
●	We must respond to rapid technological changes and these changes may be more difficult or expensive than anticipated.
●	New lines of business, products or services and technological advancements may subject us to additional risks.
●	We may not be able to successfully integrate our acquisitions or to realize the anticipated benefits of them.
●	The carrying value of goodwill and other intangible assets may be adversely affected.
●	We rely on third-party vendors to provide key components of our business infrastructure.
●	We face significant cyber and data security risk that could result in the disclosure of confidential information, adversely affect our business or reputation and expose us to significant liabilities.
●	Our business is susceptible to fraud.
●	We are dependent on key personnel and the loss of one or more of those key personnel could impair our relationship with our customers and adversely affect our business.
●	Deposit insurance premiums levied against banks may increase if the number of bank failures increase or the cost of resolving failed banks increases.
●	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows.
●	Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and its financial condition and results of operations.
●	Future growth or operating results may require us to raise additional capital, but that capital may not be available, be available on unfavorable terms or may be dilutive.
●	We may issue a new series of preferred stock or debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.
●	We currently intend to pay dividends on our common stock; however, our future ability to pay dividends is subject to restrictions.
●	Changes in applicable laws and regulations or failures to comply with such laws and regulations may adversely affect our operations and our financial results.
●	Primis and the Bank must maintain certain required levels of regulatory capital that may limit our operations and potential growth.
●	We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.
●	Changes in accounting standards or assumptions in applying accounting policies could adversely affect us.
●	Failure to maintain an effective system of disclosure controls and procedures could have a material adverse effect on our business, results of operations and financial condition and could impact the price of our common stock.

Credit Risks

We are subject to risks related to our concentration of construction and land development and commercial real estate loans.

As of December 31, 2023, we had $164.7 million of construction and land development loans, or 5.1% of our loan portfolio. Construction and land development loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

●	the viability of the contractor;
●	the contractor’s ability to successfully complete the project, to meet deadlines and time schedules and to stay within cost estimates, especially in the event of supply disruptions and labor shortages; and
●	concentrations of such loans with a single contractor and its affiliates.

Real estate construction and land development loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction and land development loans which provides us with an additional source of repayment. As of December 31, 2023, we did not have any nonperforming construction and land development loans. If one or more of our larger borrowers were to default on their construction and land development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

As of December 31, 2023, we had $1.17 billion of commercial real estate loans outstanding, or 36.3% of our loan portfolio, including multi-family residential loans and loans secured by farmland. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service.

We have a meaningful amount of consumer loans that are unsecured and if the borrower defaults on the loan we have no recourse to collateral in which to recover any potential losses.

Our consumer loan portfolio that are unsecured is $328.0 million, or approximately 10.0% of our total loan portfolio, as of December 31, 2023. Included in this portfolio is $199.3 million of loans sourced based on our credit underwriting criteria and managed by a third party. Consumer loan repayment is primarily driven by the borrower’s personal income which is impacted by various factors that are outside of the control of the borrower including macroeconomic conditions such as inflation and interest rates. Further, a downturn in the economy or other company-specific decisions that result in a borrower losing their job could cause the borrower’s primary source of income for repayment of the loan to decline. Each of these factors may cause a borrower to evaluate their debts and as a result they may prioritize payment of other debts above the consumer loan due to us. Although macroeconomic conditions and the economy are currently stable, such conditions can change relatively quick and may not remain at current levels. If conditions change and macroeconomic conditions and the economy worsen borrowers may stop paying their loans and it could require us to increase our provision for credit losses and adversely affect our financial condition and results of operations.

A portion of our consumer loan portfolio is originated and serviced by a third-party and includes a credit enhancement from that third-party which may not be realizable and the inability to utilize it could be detrimental to our financial condition and results of operations.

We receive a credit enhancement from the third-party managing $199.3 million of consumer loans that  are recorded on our balance sheet as of December 31, 2023. The credit enhancement is primarily provided through cash flows derived from loan originations. If lending slows or stops it would cause monthly cash receipts related to this credit enhancement to decline, which may adversely affect our financial condition and results of operations.

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

Within the $199.3 million third-party originated and serviced consumer loan portfolio there is 45% of the portfolio that is in a promotional interest period as of December 31, 2023. The loans in these promotional interest periods legally accrue interest at the stated rate of the note agreement but the interest is not required to be paid during the promotional period. Further, if the borrower repays all of the principal on the note prior to the end of the promotional period the accrued interest is waived, but if there is any principal balance remaining at the end of the promotional period the borrower must repay all of the interest that has accrued. As of December 31, 2023, the amount of deferred interest on these loans was $12.2 million.  Through an agreement with the third-party servicer, we are entitled to payment of all accrued interest that is waived on loans that repay all principal within the promotional period.  There is a large concentration of these loans originated within proximity to each other resulting in 70% of the current balance of promotional loans ending their promotional period in the second half of 2024 through the first quarter of 2025. If a high percentage of these loans repay at the end of their promotional period a large amount of interest reimbursement will be due in a short period of time from the third-party servicer and if they cannot perform then we may not be able to realize any income on a significant amount of loans in our portfolio, which may adversely impact the realization of the fair value of the derivative asset recognized.

A significant amount of our loans are secured by real estate and any declines in real estate values in our primary markets could be detrimental to our financial condition and results of operations.

Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $2.0 billion, or approximately 62.2% of our total loan portfolio, as of December 31, 2023. Although residential and commercial real estate values are currently strong in our market area, such values may not remain elevated. If loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for credit losses and adversely affect our financial condition and results of operations.

As of December 31, 2023, 36.3% of our loan portfolio was comprised of loans secured by commercial real estate, including multi-family residential loans and loans secured by farmland. As of December 31, 2023, $665.9 million, or approximately 20.7% of our total loans, were secured by single-family residential real estate. This includes $606.2 million in residential 1-4 family loans and $59.7 million in home equity lines of credit. If housing prices in our market areas do not remain strong or deteriorate, we may experience an increase in nonperforming loans, provision for credit losses and charge-offs. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2023, our nonperforming assets (which consist of nonaccrual loans, loans past due 90 days and accruing and OREO) totaled $10.8 million, or 0.34% of total loans and OREO, which is a decrease of $28.0 million, or 72.2%, compared with nonperforming assets of $38.8 million, or 1.32% of total non-covered loans and OREO at December 31, 2022.

Economic and market conditions have been unstable, and although our nonperforming assets as a percentage of total loans and OREO remains manageable, we may incur losses if there is an increase in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral, which may ultimately result in a loss. We must reserve for expected losses, which is established through a current period charge to the provision for credit losses as well as from time to time, as appropriate, a write down of the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, an increase in the level of nonperforming assets increases our regulatory risk profile. There can be no assurance that we will not experience future increases in nonperforming assets.

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

The Bank originates residential mortgage loans through Primis Mortgage Company which lends to borrowers nationwide. The success of our mortgage business is dependent upon its ability to originate loans and sell them to investors, in each case at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Loan production levels may suffer if we experience a slowdown in housing markets, tightening credit conditions or increasing interest rates. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage activities. As a result, these conditions would also adversely affect our financial condition and results of operations.

Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain cases, where we have originated loans and sold them to investors, we may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on, or related to, their loan application, if appraisals for such properties have not been acceptable or if the loan was not underwritten in accordance with the loan program specified by the loan investor. In the ordinary course of business, we record an indemnification reserve relating to mortgage loans previously sold based on historical statistics and loss rates. If such reserves were insufficient to cover claims from investors, such repurchases or settlements would adversely affect our financial condition and results of operations.

Market Risks

Our profitability depends significantly on local economic conditions in the areas where our operations and loans are concentrated, and our geographic concentration makes us vulnerable to local weather catastrophes, public health issues, and other external events, which could adversely affect our results of operations and financial condition.

We operate in a mixed market environment with influences from both rural and urban areas. Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington, D.C., Charlottesville, Northern Neck, Middle Peninsula, Richmond, Hampton Roads and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in these market areas. As of December 31, 2023, a significant portion of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in these market areas slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability. Political conditions could also impact our earnings.

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

Based on our analysis of the interest rate sensitivity of our assets, an increase in the general level of interest rates may negatively affect the market value of the portfolio equity as well as negatively affect our net interest income since a majority of our assets are fixed rate loans. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans as well as increase our funding costs. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios, but also allow us to reduce funding costs. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan and mortgage-backed securities portfolios, funding, and our overall results. While it is not expected that the FRB will continue to increase the target federal funds rate in 2024 to combat recent inflationary trends as it did in 2023, we are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply, and other changes in financial markets.

Although our asset liability management strategy is designed to keep our risk within acceptable parameters, it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.

We are operating in an uncertain economic environment. The global credit and financial markets have experienced extreme volatility and disruptions over the past few years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability and a potential recession. The U.S. government's decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations may cause further interest rate increases, disrupt access to capital markets, and deepen recessionary conditions. While our management team continually monitors market conditions and economic factors, throughout our footprint, we are unable to predict the duration or severity of such conditions or factors. If conditions were to worsen nationally, regionally, or locally, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for credit losses. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations, and future growth. Our clients may also be adversely impacted by changes in regulatory, trade (including tariffs), and tax policies and laws, all of which could reduce demand for loans and adversely impact our borrowers' ability to repay our loans.

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

We maintain an investment securities portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and municipal securities. The market value of investment securities may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investment securities and other assets for impairment indicators. We may be required to record impairment charges in our income statements through an allowance for credit losses if our investment securities suffer a decline in value below their amortized cost. During the years ended December 31, 2023, 2022 and 2021, we incurred an insignificant amount of impairment charges related to credit losses on our investment securities. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the impairment, which could have a material adverse effect on our financial condition and results of operations in the periods in which the impairments occur.

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

We record a derivative asset as of December 31, 2023, which mostly reflects our estimate of the fair value of the interest reimbursement due to us from the third-party loan servicer that manages an unsecured consumer loan portfolio with promotional features for us. This derivative asset reflects the interest anticipated to be waived to borrowers under the assumed pre-payment of the borrowers’ loans that the third party will be required to pay to us. The derivative is required to be valued at fair value under U.S. GAAP with the use of various assumptions including borrower pre-payment, expected credit losses, and third-party servicer credit risk. Assumptions used to determine the value of the derivative are sensitive to various factors not within our control that include borrower repayment risk and the credit risk of the third-party servicer. These assumptions are determined based on the information available to the Company as of each balance sheet date. Actual results that differ significantly from our prior assumptions may result in an inability to realize the value of the derivative and require updates to future fair value calculations of the derivative which could result in a significant increase or decrease in the derivative value that is recorded in our results of operations, which could have a material adverse effect on our financial condition and results of operations in future periods.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services (including those related to or involving artificial intelligence, machine learning, blockchain and other distributed ledger technologies), and an established and growing demand for mobile and other phone and computer banking applications. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. In addition, cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

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

When the Company completes an acquisition, goodwill and other intangible assets are often recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, and we perform such impairment analysis at least annually. A significant adverse change in expected future cash flows or sustained adverse change in the value of our common stock could require the asset to become impaired. If impaired, we would incur a charge to earnings that would have a significant impact on the results of operations. Our carrying value of goodwill and net amortizable intangibles were approximately $93.5 million and $2.0 million, respectively, at December 31, 2023.

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

Our business is susceptible to fraud.

The Company’s business exposes it to fraud risk from loan and deposit customers, the parties they do business with, as well as from employees, contractors and vendors. The Company relies on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress the Company is at increased risk of fraud losses. The Company believes it has underwriting and operational controls in place to prevent or detect such fraud, but cannot provide assurance that these controls will be effective in detecting fraud or that the Company will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect financial results or reputation. The Company’s lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of services. The Company’s and its customers’ exposure to fraud may increase the Company’s financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in the allowance for credit losses.

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

Our compensation practices are subject to review and oversight by the Federal Reserve, the FDIC and other regulators. The federal banking agencies have issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act required those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. In October 2022, the SEC adopted final rules requiring national securities exchanges, including Nasdaq where we are currently listed, to establish new listing standards relating to policies for the recovery of erroneously awarded incentive-based compensation, which are often referred to as “clawback policies.” The final rules directed U.S. stock exchanges to require listed companies to implement, disclose and enforce clawback policies to recover excess incentive-based compensation that current or former executive officers received based on financial reporting measures that are later restated. In June 2023, the SEC approved the Nasdaq’s proposed clawback listing standards, which now require us and other Nasdaq-listed companies to (i) adopt and implement a compliant clawback policy; (ii) file the clawback policy as an exhibit to our annual reports; and (iii) provide certain disclosures relating to any compensation recovery triggered by the clawback policy. If, as a result of complying with the new rules, we are unable to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, or if the compensation costs required to attract and retain employees become more significant, our performance, including our competitive position, could be materially adversely affected.

Deposit insurance premiums levied against banks may increase if the number of bank failures increase or the cost of resolving failed banks increases.

The FDIC maintains a Deposit Insurance Fund (“DIF”) to protect insured depositors in the event of bank failures. The DIF is funded by fees assessed on depository institutions insured by the FDIC. Future deposit premiums paid by banks will depend on FDIC rules, which are subject to change, the level of the DIF and the magnitude and cost of future bank failures. We may be required to pay significantly higher FDIC premiums if market developments change such that the DIF balance is reduced or the FDIC changes its rules to require higher premiums.

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

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As primarily a commercial bank, the Bank has an elevated degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits, and also maintains a robust CRE portfolio. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance, or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Further, the disruption following these types of events have and could in the future generate significant market trading volatility among publicly traded bank holdings companies and, in particular, regional banks like the Company.

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

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2023. There are a number of restrictions on our ability to pay dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

Further, bank regulatory authorities have the authority to bring enforcement actions against banks and their holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the agency. Possible enforcement actions against us could include the issuance of a cease-and-desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance on deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. The exercise of this regulatory discretion and power may have a negative impact on us. See the discussion above at Supervision and Regulation for an additional discussion of the extensive regulation and supervision the Company and the Bank are subject to.

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

As of December 31, 2023, Primis and the Bank exceeded the amounts required to be well capitalized with respect to all four required capital ratios. As of December 31, 2023, Primis’ leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 8.37%, 8.96%, 9.25%, and 13.44%, respectively. As of December 31, 2023, the Bank’s leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 9.80%, 10.88%, 10.88% and 12.12%, respectively.

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

Primis and the Bank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FRB rules, if the Bank ceases to be a well-capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2023, we had $75.0 million of brokered certificates of deposits.

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2023, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.

Changes in accounting standards or assumptions in applying accounting policies could adversely affect us.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we may be required to correct and restate prior-period financial statements. Accounting standard-setters and those who interpret the accounting standards, the SEC, banking regulators and our independent registered public accounting firm may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report our financial statements. In some cases, we may be required to apply a new or revised standard retrospectively, resulting in us revising prior-period financial statements.

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

During the year end December 31, 2023, management identified material weaknessess in its internal controls over financial reporting related to (i) properly assessing the accounting treatment for certain loan transfer transactions, (ii) properly assessing the accounting treatment for an agreement with a third-party to originate and manage a portfolio of consumer loans, and (iii) a process to evaluate expected credit losses on its third-party originated and managed consumer loan portfolio. Management also identified a material weakness in its internal controls over financial reporting related to (ii) above during the year ended December 31, 2022. Management is currently remediating the material weaknesses including design of and testing new controls related to the accounting and disclosure for these items. If management fails to timely and effectively remediate the deficiency in its control environment for these accounting issues it could result in additional incorrect accounting application to similar transactions in the future which may have a material adverse effect on our financial condition.

Item 1B. Unresolved Staff Comments

Primis Financial Corp. does not have any unresolved staff comments from the SEC to report for the year ended December 31, 2023.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Bank’s information security program is designed to protect sensitive information from unauthorized access, use, disclosure, alteration, or destruction, and to maintain the confidentiality, integrity, and availability of our information assets, including employee and customer non-public information, financial data, and internal operational information. Our Chief Information Officer (“CIO”) manages our information security strategy and development as overseen by our overarching Enterprise Risk Management (“ERM”) program. On January 16, 2024, G. Cody Sheflett, Jr., CIO of the Company, passed away. The Company has actively engaged a recruiting firm to fill the CIO vacancy, but has not formally appointed a new CIO. During such vacancy, the Company has appointed an interim CIO and unless otherwise noted, references to the CIO and his duties refer to Mr. Sheflett’s historical role and the interim CIO’s role, and the duties and obligations the Company anticipates the next CIO to abide by. The Company’s interim CIO has worked in the financial services industry for over 20 years and held similar roles at other financial institutions including four years as a Chief Information Officer and five years as a Chief Technology Officer.

The Bank’s cybersecurity program, including our information security policies, is designed to align with regulatory guidance and industry practices. To protect our information systems, network, and information assets from cybersecurity threats, we use various security tools, products, and processes that help identify, prevent, investigate, and remediate cybersecurity threats and security incidents.

The Bank’s Network Team monitors threat intelligence sources to research evolving threats, investigates the potential impact to financial services companies, examines company controls to detect and defend against those threats, and proactively adjusts company defenses against those threats. The Network Team also actively monitors company networks and systems to detect suspicious or malicious events, and contracts with third-party consultants to perform penetration testing and routine vulnerability scans. A managed security service provider supplements our efforts to provide 24 hours a day, seven days a week coverage.

We maintain policies and procedures for the safe storage, handling, and secure disposal of customer information. Each employee is expected to be responsible for the security and confidentiality of customer information, and we communicate this responsibility to employees upon hiring and regularly throughout their employment. Annually, we provide employees with mandatory security awareness training. The curriculum includes the recognition and appropriate handling of potential phishing emails, which could place sensitive customer or employee information at risk. The Company employs a number of technical controls to mitigate the risk of phishing emails targeting employees. We test employees monthly to determine their susceptibility to phishing test emails, and we require susceptible employees to take additional training and provide regular reports to management.

As part of our information security program, we have adopted a Cyber Incident Response Plan (“Incident Response Plan”) which is administered by our CIO who closely coordinates with the Bank’s Information Technology team. The Incident Response Plan describes the Bank’s processes, procedures, and responsibilities for responding to cybersecurity incidents, and identifies those team members responsible for assessing potential security incidents, declaring an incident, and initiating a response. The Incident Response Plan outlines action steps for investigating, containing, and remediating a cybersecurity incident, and includes procedures for escalation and reporting of potentially significant cybersecurity incidents to the Bank’s Senior Leadership Team, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Risk Officer (“CRO”), and the Board of Directors. As necessary, the Company may retain a third-party firm to assist with forensic investigation and management of cybersecurity incidents.

The Bank conducts due diligence prior to engaging third-party service providers which have access to the Bank’s networks, systems, and/or customer or employee data. Risk assessments are performed using Service Organization Controls (SOC) reports, self-attestation questionnaires, and other tools. Third-party service providers are required to comply with the Bank’s policies regarding non-public personal information and information security. Third parties processing non-public personal information are contractually required to meet all legal and regulatory obligations to protect customer data against security threats or unauthorized access. After contract execution, Primis requires critical and high-risk providers to have an ongoing monitoring plan.

While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive, and cybersecurity risk has increased in recent years. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, result of operations or financial condition. See “Item 1A. Risk Factors – Operational Risks” of this report for additional information.

Cybersecurity Governance

Our Board of Directors is responsible for overseeing the Bank’s business and affairs, including risks associated with cybersecurity threats. The ERM Committee (“ERMC”) of the Board has primary responsibility for overseeing the Bank’s comprehensive ERM program, including its cybersecurity program. The ERM program assists senior leadership team in identifying, assessing, monitoring, and managing risk, including cybersecurity risk, in a rapidly changing environment. Cybersecurity matters and assessments are regularly included in both Audit Committee (“AC”) and ERMC meetings.

The Board’s oversight of cybersecurity risk is supported by our CIO. The CIO attends ERMC meetings and provides cybersecurity updates to these Board committees on a quarterly basis. Our CRO, in conjunction with our CIO, facilitates the involvement of the ERMC in oversight of potentially significant cybersecurity incidents. The Executive Vice President and Chief Financial Officer and the Network Manager have been attending the ERMC meetings in the CIO’s absence.

The Bank’s CIO directs the Bank’s information security program and our information technology risk management. In this role, in addition to the responsibilities discussed above, the CIO manages the Bank’s information security and day-to-day cybersecurity operations and supports the information security risk oversight responsibilities of the Board and its committees. The CIO is also responsible for the Bank’s information technology governance, risk, and compliance program and ensures that high level risks receive appropriate attention. Led by our CIO, the Network Team examines risks to the Bank’s information systems and assets, designs and implements security solutions, monitors the environment, and provides responses to threats. Our CRO has over three decades of experience in risk management, and our Network Team collectively has over 19 years of experience in cybersecurity operations.

Item 2. Properties

Primis Financial Corp.’s principal office is located at 1676 International Drive, McLean, Virginia. The Company has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Including these main locations, our bank owns 30 properties and leases 24 properties, all of which are used as branch locations or for housing operational units in Maryland and Virginia. As of December 31, 2023, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. Twenty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland.

Primis believes its facilities are in good operating condition, are suitable and adequate for its operational needs and are adequately insured.

Item 3. Legal Proceedings

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of our business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of December 31, 2023.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Primis’ common stock is traded on the Nasdaq Global Market under the symbol “FRST”. There were 24,708,234 shares of our common stock outstanding at the close of business on September 16, 2024, which were held by 1,133 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $10.48.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2023, Primis had outstanding stock options granted under the 2010 Stock Awards and Incentive Plan (the “2010 Plan”) and the 2017 Equity Compensation Plan (the “2017 Plan”), which were approved by its shareholders. The following table provides information as of December 31, 2023 regarding Primis’ equity compensation plans under which our equity securities are authorized for issuance:

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted average	equity compensation plans
	to be issued upon exercise	exercise price of	(excluding securities reflected
	of outstanding options	outstanding options	in column A)
Plan category	A	B	C
Equity compensation plans approved by security holders	54,800	$11.49	370,582
Equity compensation plans not approved by security holders	—	—	—
Total	54,800	$11.49	370,582

Issuer Purchases of Equity Securities

None.

Dividends

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2023. There are a number of restrictions on our ability to pay dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Primis or by Primis to shareholders. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.

Performance Graph

The following chart compares the cumulative total shareholder return on Primis common stock during the five years ended December 31, 2023, with the cumulative total return of the Russell 2000 Index and the NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on December 31,

2018 in Primis common stock, the Russell 2000 Index and the NASDAQ Bank Index. The historical stock price performance for Primis common stock shown on the graph below is not necessarily indicative of future stock performance.

Total Return Performance
200
150
100
50
Index Value
Primis Financial Corp.
Russell 2000 Index
NASDAQ Bank Index
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	2018	2019	2020	2021	2022	2023
Primis Financial Corp.	100.00	126.62	97.34	124.24	100.81	112.45
Russell 2000 Index	100.00	125.52	150.58	172.90	137.56	160.85
NASDAQ Bank Index	100.00	121.23	108.34	151.34	123.55	115.31

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7 of our Annual Report on Form 10-K generally discusses year-to-year comparisons between the years ended December 31, 2023 and 2022. Discussions of comparisons between 2022 and 2021 are not included in this Form10-K but can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our restated Annual Report on Form10-K/A for the year ended December 31, 2022 as filed with the SEC on October 4, 2024.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

We follow accounting and reporting policies that conform, in all material respects, to accounting principles generally accepted in the U.S. and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. We consider a number of external economic variables in developing the allowance including the Virginia Unemployment Rate, Virginia House Price Index (“HPI”), Virginia Gross Domestic Product (“GDP”), and, National Unemployment and National Gross Domestic Product for pools of loans with borrowers outside of our local operating footprint. In determining forecasted expected losses, we use Moody’s economic variable forecasts and apply probability weights to the related economic scenarios.We also use internal factors including loan balances, credit quality, contractual life of loans, and historical loss experience.  While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors.

Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. Further, subsequent evaluations of the then-existing loan portfolio, in light of factors existing at the time of subsequent evaluation may result in significant changes to the allowance.

Goodwill

As required under U.S. GAAP, we test goodwill for impairment at least annually and more frequently if there are indications that goodwill could be impaired. Our annual goodwill impairment testing date is September 30 and accordingly, we performed testing as of September 30, 2023 of our two reporting units that include goodwill. For our assessment of goodwill as of September 30, 2023, we performed a step one quantitative assessment to determine if the fair value of the Primis Bank and the Primis Mortgage reporting units were less than their carrying amount. As part of the testing, we engaged an independent valuation firm to quantitatively estimate the fair value of each reporting unit so that it could be compared to the carrying value in assisting us in determining if impairment existed. The results of the quantitative assessment of the Primis Mortgage reporting unit indicated that its fair value was in excess of its carrying value, thus no goodwill impairment was necessary.

Our assessment of the Primis Bank reporting unit included the use of three approaches, each receiving various weightings to determine an ultimate fair value estimate: (1) the comparable transactions method that is based on comparison to pricing ratios recently paid in the sale or merger of comparable banking institutions; (2) the public market peers control premium approach that is based on market pricing ratios of public banking companies adjusted for an industry based control premium, and (3) a discounted cash flow method (an income method), taking into consideration expectations of the Company’s growth and profitability going forward. The assessment included use of various assumptions and inputs into the modeling approaches, including creating a baseline and conservative scenarios that stressed certain assumptions such as projected cash flows and the discount rate. We considered the modeled results of each scenario and in light of the sustained depressed stock price in the months leading up to our impairment testing as of September 30, 2023 compared to our book value we determined it was reasonable to leverage the results of a scenario that utilized more stressed inputs and assumptions. Ultimately, in third quarter of 2023, the result of the quantitative assessment indicated the Primis Bank reporting unit’s book value was more than its estimated fair value. Accordingly, we took an impairment charge to Primis Bank’s goodwill of $11.2 million which is reflected in our noninterest expense for the year ended December 31, 2023.

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

Under U.S. GAAP, agreements with multiple counterparties, such as the customer and TPOS, are generally required to be accounted for separately even if the agreements are highly interrelated.  As a result, we account for the Consumer Program under multiple units of account with the following impacts:

●	The loans are accounted for as one unit of account under U.S. GAAP including revenue recognition and inclusion in our CECL allowance methodology.
o	No interest income is recognized on promotional loans until the expiration of the promotional period. If the customer doesn’t pay off the loan prior to that expiration, deferred interest from the beginning of the loan becomes the obligation of the customer and is billed straight-line over the remaining life of the loan. We recognize the accumulated deferred interest at the time of expiration discounted for the time value of money with the discount amortized over the remaining life of the loan.
●	The agreement that governs the “performance fee” and interest reimbursement from the TPOS is a separate unit of account and meets the definition of a derivative under U.S. GAAP and is accounted for at fair value in our financial statements. The primary drivers of the derivative value include estimated prepayment activity on promotional loans that would trigger reimbursement from the TPOS to us and estimated excess yield above projected credit losses that would lead to performance fee payments from us to the TPOS. The credit risk of the third-party and discount rates used in the calculation also impact the value of the derivative. Changes in the fair value of the derivative are recorded as gains or losses in noninterest income. Additional details on the inputs to the derivative value can be found in Item 8. Financial Statements and Supplementary Data, Note 5 - Derivatives in this Form 10-K.
●	Noninterest income each period includes actual amounts received during the period for interest reimbursement and amounts paid by the TPOS under the limited credit enhancement described above.
●	Noninterest expense each period includes actual amounts paid during the period for performance fees and servicing fees as defined in our agreement with the TPOS.

We have $199.3 million of loans outstanding in the Consumer Program, or 6% of our total gross loan portfolio, as of December 31, 2023. As of December 31, 2023, 45% of the loans were in a promotional period requiring no payment of interest on their loans with 70% of these promotional loan periods ending in the second half of 2024 through the first quarter of 2025.  During the year ended December 31, 2023, $10.1 million of promotional loans paid off prior to the end of their promotional periods while $4.8 million of promotional loans reached the end of the promotional period and entered amortization.

OVERVIEW

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. At December 31, 2023, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Twenty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH is a consolidated subsidiary of Primis and owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry.

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

FINANCIAL HIGHLIGHTS

●	Net loss attributable to common shareholders for the year ended December 31, 2023 totaled $7.8 million, or $0.32 per basic and per diluted share, compared to net income of $14.1 million, or $0.57 per basic and diluted share for the year ended December 31, 2022.
●	Total assets as of December 31, 2023 were $3.9 billion, an increase of 8.1% compared to December 31, 2022.
●	Total loans, excluding Paycheck Protection Program (PPP) balances as of December 31, 2023, were $3.2 billion, an increase of $269.7 million, or 9.2%, from December 31, 2022.
●	Total deposits were $3.3 billion at December 31, 2023, an increase of 20.1% compared to December 31, 2022.
●	Non-time deposits increased to $2.8 billion at December 31, 2023, an increase of $566.9 million compared to December 31, 2022.
●	Non-interest bearing demand deposits decreased to $472.9 million, or 14.5% of total deposits, at December 31, 2023. Time deposits also decreased to 13.6% of total deposits at December 31, 2023 compared to 17.1% of total deposits at December 31, 2022.
●	The ratio of gross loans to deposits declined to 98.3% at December 31, 2023, from 108.2% at December 31, 2022.
●	Cost of deposits increased to 2.49% for the year ended December 31, 2023, compared to 0.49% for the year ended December 31, 2022.
●	Return on average assets from continuing operations totaled (0.2%) for the year ended December 31, 2023, compared to 0.43% for the year ended December 31, 2022.
●	Net interest margin decreased to 2.68% for the year ended December 31, 2023, compared to 3.30% for the year ended December 31, 2022.
●	Provision for credit losses were $32.5 million for the year ended December 31, 2023, compared to $11.3 million for the year ended December 31, 2022. $20.9 million of the provision for the year ended December 31, 2023, was related to the Consumer Program loan portfolio.
●	Allowance for credit losses to total loans were 1.62% at December 31, 2023, compared to 1.17% at December 31, 2022. Excluding the allowance on the Consumer Program loan portfolio the allowance to total loans was 0.99% as of December 31, 2023.

●	Asset quality improved meaningfully from December 31, 2022 with nonperforming assets as a percent of total assets (excluding SBA guarantees) at 0.20% at December 31, 2023 compared to 0.98% at December 31, 2022.
●	Book value per share of $15.23 at December 31, 2023, representing a decrease of $0.53 from December 31, 2022 after incurring a net loss of $7.8 million and $0.40 per share in dividends paid during the year ended December 31, 2023.

RESULTS OF OPERATIONS

Net Income (Loss)

Net loss attributable to common shareholders for the year ended December 31, 2023 was $7.8 million, or $0.32 per basic and diluted share, compared to net income of $14.1 million, or $0.57 per basic and diluted share for the year ended December 31, 2022. The 155.3% decrease in the net income attributable to common shareholders during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily related to a $11.2 million goodwill impairment charge taken in the third quarter of 2023 and $20.9 million of provision for credit losses on the Consumer Program loan portfolio. The decrease was also driven by higher noninterest expenses from an increase in employee compensation and benefits expense due to the growth of Primis Mortgage and the Panacea Financial division of the Bank, higher data processing, and FDIC insurance assessment expense driven by the increase in customer accounts and related transactions on our digital deposit platform. These expenses were partially offset by higher interest income on our loan portfolio due to average loan growth of $600 million along with higher interest rates in 2023, mortgage banking income due to the growth of Primis Mortgage, an increase in interest earned on other earnings assets, and increased  derivative gains primarily driven by the increase in the derivative asset related to the Consumer Program loan portfolio.

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

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Year Ended
	December 31, 2023			December 31, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$44,643	$2,806	6.29%	$12,722	$705	5.54%
Loans, net of deferred fees (1) (2)	3,126,717	169,982	5.44%	2,590,635	114,375	4.41%
Investment securities	237,452	6,373	2.68%	278,162	5,964	2.14%
Other earning assets	281,052	13,457	4.79%	200,828	2,243	1.12%
Total earning assets	3,689,864	192,618	5.22%	3,082,347	123,287	4.00%
Allowance for credit losses	(35,382)			(30,236)
Total non-earning assets	296,647			264,388
Total assets	$3,951,129			$3,316,499

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$784,680	$15,404	1.96%	$698,907	$2,303	0.33%
Money market accounts	831,196	23,717	2.85%	807,330	6,357	0.79%
Savings accounts	777,143	29,774	3.83%	224,755	737	0.33%
Time deposits	474,178	14,795	3.12%	350,720	3,884	1.11%
Total interest-bearing deposits	2,867,197	83,690	2.92%	2,081,712	13,281	0.64%
Borrowings	159,442	10,217	6.41%	193,050	8,306	4.30%
Total interest-bearing liabilities	3,026,639	93,907	3.10%	2,274,762	21,587	0.95%
Noninterest-bearing liabilities:
Demand deposits	495,107			614,285
Other liabilities	35,494			24,285
Total liabilities	3,557,240			2,913,332
Primis common stockholders' equity	393,302			403,167
Noncontrolling interest	587			—
Total stockholders' equity	393,889			403,167
Total liabilities and stockholders' equity	$3,951,129			$3,316,499
Net interest income		$98,711			$101,700
Interest rate spread			2.12%			3.05%
Net interest margin			2.68%			3.30%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Net interest income was $98.7 million for the year ended December 31, 2023, compared to $101.7 million for the year ended December 31, 2022. Primis’ net interest margin for the year ended December 31, 2023 was 2.68%, compared to 3.30% for the year ended December 31, 2022. The combination in the industry of rapid increase in deposit account rates and consumer preferences shifting from non-interest bearing to higher rate products impacted interest expense and net interest income during 2023. Total income on interest-earning assets was $192.6 million and $123.3 million for the year ended December 31, 2023 and 2022, respectively, driven by average interest-earning asset growth of $607.5 million. The yield on average interest-earning assets was 5.22% and 4.00% for the year ended December 31, 2023 and 2022, respectively. Increase in yield on average interest-earnings assets was driven by higher rates on cash and loans in 2023 compared to 2022. Net interest margin was further affected by excess cash balances during the first half of the year that are part of average other earning assets but do not contribute meaningfully to net interest income. Beginning on June 30, 2023 we began to sweep that excess cash to other financial institutions by participating in a program that supports our deposit customers desire to obtain maximum insurance coverage on their cash deposits while also allowing us to manage cash balances and interest expense exposure. Average loans during the year ended December 31, 2023 were $3.1 billion, compared to $2.6 billion during the year ended December 31, 2022. The $0.5 billion increase in average loans combined with the 103 basis point increase in yield on the loan portfolio drove the $55.6 million increase in income on loans. The cost of average interest-bearing deposits increased 228 basis points to 2.92% for the year ended December 31, 2023, compared to 0.64% for the year ended December 31, 2022 as average interest-bearing liabilities grew approximately $751.9 million and the rates paid on these liabilities grew significantly due to the consistent increases in benchmark interest rates during the year. The increase was driven by higher costs in every interest-bearing category with the largest driver being an increase in average savings deposits of $552.5 million with an average increase in cost of those deposits of 3.50%. This increase was primarily a result of the aforementioned growth of the digital deposit platform and increase in benchmark interest rates.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended
	December 31, 2023 vs. 2022
	Increase (Decrease)
	Due to Change in:
			Net
	Volume	Rate	Change

	(in thousands)
Interest-earning assets:
Loans held for sale	$2,006	$95	$2,101
Loans, net of deferred fees	29,434	26,173	55,607
Investment securities	(1,626)	2,035	409
Other earning assets	1,225	9,989	11,214

Total interest-earning assets	31,039	38,292	69,331

Interest-bearing liabilities:
NOW and other demand accounts	320	12,781	13,101
Money market accounts	215	17,145	17,360
Savings accounts	5,467	23,570	29,037
Time deposits	1,783	9,128	10,911
Total interest-bearing deposits	7,785	62,624	70,409
Borrowings	(1,060)	2,971	1,911
Total interest-bearing liabilities	6,726	65,594	72,320

Change in net interest income	$24,314	$(27,303)	$(2,989)

Provision for Credit Losses

The provision for credit losses is a current charge to earnings made in order to adjust the allowance for credit losses for current expected losses in the loan portfolio based on an evaluation of the loan portfolio characteristics, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectability, and assessment of reasonable and supportable forecasts of future economic conditions that would impact collectability of the loans. Our allowance for credit losses is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment. The risk factors are determined by considering historical loss data, peer data, as well as applying management’s judgment.

The Company recorded a provision for credit losses of $32.5 million and $11.3 million for the years ended December 31, 2023 and 2022, respectively. The provision included amounts calculated in our normal reserve process for the Consumer Program loans which totaled $29.4 million and $3.0 million during the year ended December 31, 2023 and 2022, respectively. We had charge-offs totaling $16.7 million and $8.1 million during the year ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, $8.8 million of charge-offs were related to the Consumer Program and a majority of the remaining charge-offs were related to the resolution of the assisted living relationship that was originally placed on nonaccrual and reserved for in 2022 and which underwent a receiver-managed marketing process that ended in 2023. There were recoveries totaling $1.8 million and $2.2 million during year ended December 31, 2023 and 2022, respectively.

Our provision for credit losses during 2023 was driven by provisions related to the Consumer Program loan portfolio. This portfolio began to experience higher losses in 2023 compared to 2022, primarily centered around loans originated from the third quarter 2022 through the first quarter of 2023. Losses on these vintages in 2023 was $7.0 million, or 79% of total losses on the Consumer Program loan portfolio in 2023. Higher loss rates continued to be seen on these vintages during 2024 through the date we filed this Form 10-K. As a result, we updated the credit loss experience in our allowance models as of and for the year ended December 31, 2023, on this loan portfolio to incorporate the continued higher losses seen subsequent to year end which resulted in an additional $18.2 million in provision recorded during 2023.

The Financial Condition Section of this Management’s Discussion and Analysis (“MD&A”) provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the categories of noninterest income for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended
	December 31,
(dollars in thousands)	2023	2022	Change
Account maintenance and deposit service fees	$5,733	$5,745	$(12)
Income from bank-owned life insurance	2,021	1,994	27
Mortgage banking income	17,645	5,054	12,591
Gain on other investments	184	4,709	(4,525)
Consumer Program derivative	18,120	65	18,055
Other noninterest income	1,547	785	762
Total noninterest income	$45,250	$18,352	$26,898

Noninterest income increased 147% to $45.3 million for the year ended December 31, 2023, compared to $18.4 million for the year ended December 31, 2022. The increase in noninterest income was primarily related to $12.6 million of higher mortgage banking income and $18.1 million in income on the Consumer Program derivative during the year ended December 31, 2023. The increase in the mortgage banking income is related to a full year of Primis Mortgage’s results in 2023 compared to only seven months in 2022 (acquisition date of May 31, 2022), coupled with meaningful growth in the business since the purchase. Mortgage banking income includes fair value adjustments, origination income, and gains on sales of mortgage loans held for sale. Primis Mortgage originated and sold $572.2 million of loans in 2023, compared to only $169.2 million in the seven months of 2022 after the acquisition, which drove the increase in origination income and gains on sales in 2023. The Consumer Program derivative is comprised of $11.3 million of fair value adjustment gains on the derivative asset and $6.8 million of realized gains on the derivative in 2023. The derivative asset and related gains are driven by anticipated cash payments due to us from the third-party when borrowers prepay their loans in a no-interest promotional period. During 2023, the value of the derivative and related gains were driven by the $52.3 million of loans with a no-interest promotional period originated early in the year. The majority of the loans originated with a promotional period will end their promotional period between the third quarter of 2024 and the second quarter of 2025. The realized gains are a result of borrowers paying off their promotional period loans before the end of the promotional period which triggers payment from the derivative counterparty of the interest accrued during the promotional period, which totaled $2.4 million. Also included in the realized income is $4.4 million of income related to the third party’s reimbursement under the agreement of credit losses incurred on the loans during the year Additional details of this derivative and the components of the realized income, including assumptions used to value the derivative, are described in the Critical Accounting Estimates and Policies section of this MD&A.  The increase in noninterest income was partially offset by gains on the sale of an other equity investment in the prior year that did not reoccur in the current year.

Noninterest Expense

The following table present the major categories of noninterest expense for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended
	December 31,
(dollars in thousands)	2023	2022	Change
Salaries and benefits	$58,765	$49,005	$9,760
Occupancy expenses	6,239	5,628	611
Furniture and equipment expenses	6,381	5,231	1,150
Amortization of core deposit intangible	1,269	1,325	(56)
Virginia franchise tax expense	3,395	3,254	141
FDIC insurance assessment	2,929	890	2,039
Data processing expense	9,545	6,013	3,532
Marketing expense	1,819	3,067	(1,248)
Telephone and communication expense	1,507	1,433	74
Loss on bank premises and equipment and assets held for sale	476	684	(208)
Professional fees	4,641	4,787	(146)
Miscellaneous lending expenses	3,006	1,710	1,296
Goodwill impairment	11,150	—	11,150
Fraud losses	3,311	108	3,203
Other operating expenses	8,167	8,313	(146)
Total noninterest expenses	$122,600	$91,448	$31,152

Noninterest expenses were $122.6 million during the year ended December 31, 2023, compared to $91.4 million during the year ended December 31, 2022. The 34.1% increase in noninterest expenses was primarily attributable to $11.2 million of goodwill impairment recognized in the third quarter of 2023 and a $9.8 million increase in employee compensation and benefits expense mainly related to increased head count at the Bank that was driven by the Panacea Financial division and Primis Mortgage during the year ended December 31, 2023 compared to 2022. The compensation expense was also higher in part due to expenses associated with the branch consolidations in 2023.

The increase in noninterest expense during the year ended December 31, 2023 compared to 2022 was also due to a $3.5 million increase in data processing expense in 2023 driven by substantially higher application volume on the digital deposit platform as a result of a savings account rate promotion offered during 2023 that brought in approximately $1.0 billion of deposits. Increase in noninterest expenses was also attributable to $2.0 million of higher FDIC insurance costs in 2023 compared to 2022 attributable to our higher assessment base as a result of our growth from last year and a 2 basis point increase in the assessment rate by the FDIC starting in the first quarter of 2023. Furniture and equipment expenses increased $1.2 million due to growth in the Bank and Primis Mortgage, and also due to write-downs of assets related to the cost savings initiative and branch consolidations in 2023. Miscellaneous lending expenses was $1.3 million higher and was primarily driven by a $0.9 million increase in servicing costs we pay the third-party that manages the Consumer Program loans which grew from $134.4 million in principal balance of loans at the end of 2022 to $199.3 million at the end of 2023.  Finally, we experienced $3.3 million in fraud losses in 2023 primarily related to a substantial increase in deposit account fraud that was not isolated to Primis, but was wide-spread across the industry during the year.

FINANCIAL CONDITION

The following illustrates key balance sheet categories as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022	Change

Total cash and cash equivalents	$77,553	$77,859	$(306)
Securities available-for-sale	228,420	236,315	(7,895)
Securities held-to-maturity	11,650	13,520	(1,870)
Loans held for sale	57,691	27,626	30,065
Net loans	3,167,205	2,912,093	255,112
Other assets	314,027	299,251	14,776
Total assets	$3,856,546	$3,566,664	$289,882

Total deposits	$3,270,155	$2,722,467	$547,688
Borrowings	149,032	426,757	(277,725)
Other liabilities	39,766	28,472	11,294
Total liabilities	3,458,953	3,177,696	281,257
Total equity	397,593	388,968	8,625
Total liabilities and equity	$3,856,546	$3,566,664	$289,882

Loans

Total loans were $3.2 billion and $2.9 billion as of December 31, 2023 and 2022, respectively. PPP loans totaled $2.0 million and $4.6 million at December 31, 2023 and 2022, respectively. Excluding PPP loans, loans outstanding increased $269.7 million, or 9.2%, since December 31, 2022.

As of December 31, 2023 and 2022, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations. Our loan portfolio grew 9% in 2023 which included declines in real estate secured loans and increases in commercial and consumer loans. The consumer loan growth was primarily driven by the increase in life insurance premium finance loans followed by originations from the third party managed portfolio during 2023. The increase in commercial loans was driven primarily by $30.5 million of commercial loan growth in our Panacea Financial division. These loans are diversified geographically and are spread across the nation.

The composition of our loans held for investment portfolio consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$455,397	14.1%	$459,866	15.6%
Commercial real estate - non-owner occupied	578,600	18.0%	579,733	19.7%
Secured by farmland	5,044	0.2%	5,970	0.2%
Construction and land development	164,742	5.1%	148,690	5.0%
Residential 1-4 family	606,226	18.8%	609,694	20.7%
Multi- family residential	127,857	4.0%	140,321	4.8%
Home equity lines of credit	59,670	1.9%	65,152	2.2%
Total real estate loans	1,997,536	62.0%	2,009,426	68.2%

Commercial loans	602,623	18.7%	520,741	17.7%
Paycheck protection program loans	2,023	0.1%	4,564	0.2%
Consumer loans	611,583	19.0%	405,278	13.8%
Total Non-PCD loans	3,213,765	99.8%	2,940,009	99.8%
PCD loans	5,649	0.2%	6,628	0.2%
Total loans	$3,219,414	100.0%	$2,946,637	100.0%

The following table sets forth the contractual maturity ranges of our loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2023 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$26,048	$108,268	$26,771	$119,065	$112,586	$2,271	$60,388	$455,397
Commercial real estate - non-owner occupied	35,094	206,689	39,687	51,404	66,762	11,127	167,837	578,600
Secured by farmland	1,718	807	158	226	828	481	826	5,044
Construction and land development	116,510	19,907	16,140	48	6,486	673	4,978	164,742
Residential 1-4 family	18,655	45,233	8,756	26,771	53,331	71,034	382,446	606,226
Multi- family residential	7,738	68,788	6,489	—	18,277	—	26,565	127,857
Home equity lines of credit	4,792	3,270	9,643	48	2,321	12	39,584	59,670
Total real estate loans	210,555	452,962	107,644	197,562	260,591	85,598	682,624	1,997,536
Commercial loans	87,640	140,719	111,367	208,425	50,584	1,107	2,781	602,623
Paycheck protection program loans	24	1,811	—	188	—	—	—	2,023
Consumer loans	2,582	278,797	149,554	87,169	91,386	2,089	6	611,583
Total Non-PCD loans	300,801	874,289	368,565	493,344	402,561	88,794	685,411	3,213,765
PCD loans	2,726	1,303	—	—	1,227	393	-	5,649
Total loans	$303,527	$875,592	$368,565	$493,344	$403,788	$89,187	$685,411	$3,219,414

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio as of December 31, 2023, which is only originated at fixed rates (in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Consumer Program Loans	$611	$135,263	$55,887	$7,511	$199,272

The following table describes the period over which our Consumer Program loans that are currently in a no interest promotional period will exit that promotional period and begin to amortize. All of these promotional loans amortize over four years from the date they exit the promotional period if not prepaid before the end of the promotional period (in thousands):

	Amount ending No Interest Promo Period in next 12 months	Amount ending No Interest Promo Period in next 13-24 months	Total No Interest promo as of 12/31/23
Consumer Program Loans	$53,300	$36,097	$89,397

During the year ended December 31, 2023, $6.0 million of loans ended their no interest promo period and began to amortize and $3.9 million of these loans charged-off during the year after beginning to amortize.

Asset Quality; Past Due Loans and Nonperforming Assets

The following table presents a comparison of nonperforming assets for the years indicated (in thousands):

	December 31,	December 31,
	2023	2022
Nonaccrual loans	$9,095	$35,484
Loans past due 90 days and accruing interest	1,714	3,361
Total nonperforming assets	10,809	38,845

SBA guaranteed amounts included in nonperforming loans	$3,115	$3,969

Allowance for credit losses to total loans	1.62%	1.17%
Allowance for credit losses to nonaccrual loans	574.06%	97.35%
Allowance for credit losses to nonperforming loans	483.04%	88.93%
Nonaccrual to total loans	0.28%	1.20%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.20%	0.98%

Asset quality improved significantly during 2023 on the core loan portfolio excluding the Consumer Program, as we successfully resolved many of the prior year’s nonperforming assets primarily through the sale of collateral. A substantial portion of the Bank’s nonperforming assets in the prior year comprised of two relationships with a combined balance of approximately $27.0 million. A large residential property with a balance of approximately $8.0 million included in that total was sold in the second quarter of 2023 and the other relationship, primarily consisting of assisted living facilities with a book balance of $19.0 million, was sold at the end of a receiver-managed marketing process in the third quarter of 2023.

We identify potential problem loans based on loan portfolio credit quality. We define our potential problem loans as internally rated as substandard loans less total nonperforming assets noted above. At December 31, 2023, our potential problem loans totaled $6.4 million. As of December 31, 2023, our total substandard loans were $17.2 million, compared to $41.0 million at December 31, 2022, a 58% decline. Loans rated internally as special mention loans, which is one internal credit rating higher than substandard, totaled $14.9 million as of December 31, 2023 and $32.3 million as of December 31, 2022.

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

Our loan portfolio losses and delinquencies have been primarily limited by our underwriting standards and portfolio management practices. Whether losses and delinquencies in our portfolio will increase significantly depends upon the value of the real estate securing the loans and economic factors, such as the overall economy, rising or elevated interest rates, historically high or persistent inflation, and recessionary concerns.

We originate a portion of our consumer loans (the Consumer Program) using a third party that sources and subsequently manages the portfolio of loans. As of December 31, 2023, the principal balance outstanding was $199.3 million. These loans are accounted for similar to our other consumer loans and are not placed on nonaccrual because they are charged off when they become 90 days past due. The allowance on this portfolio of loans was $22.4 million as of December 31, 2023 and represented 43% of our total allowance for credit losses.  Net charge-offs on this portfolio were $8.4 million in 2023 and represented approximately 57% of net charge-offs recorded for the year. The Company tightened its origination criteria in regard to this portfolio in April of 2023 and from that point forward we generally originated loans to consumer borrowers being managed by the third party with FICO scores over 720, whereas prior period loan production included approximately 40% of loans to borrowers with weaker credit scores. This older vintage lower credit score portion of the portfolio has driven the uptick in related charge-offs in 2023 which continued into 2024 and necessitated the update of the Company’s expected loss rates on this portfolio for purposes of determining the allowance for credit losses as discussed in the Provision for Credit Losses section of this MD&A. The newer production represented approximately 19% of the portfolio at December 31, 2023 and is expected to improve the quality mix of the portfolio and result in lower realized net charge-offs in future periods.

Loan Review

Our loan review program is administrated by the Chief Risk Officer and the Loan Review Manager who reports the results directly to the Audit Committee of the Board of Directors. In 2023, the loan review program resulted in reviews on loan balances totaling $936.1 million or 47.5% of the commercial loan portfolio outstanding as of December 31, 2022. Overall, the loan review program resulted in loan reviews performed on 30.0% of the commercial portfolio by our internal loan review function and 17.5% by an independent third party consultant. The loan review program also reviewed $96.0 million in unfunded commitments.

Primis Bank’s 2024 loan review program (the “Program”) was approved by the Audit Committee on January 25, 2024. The Program’s annual goal is to have an overall review penetration rate of 45.0% - 50.0% of the commercial loan portfolio outstanding as of December 31, 2023. The Program incorporates a robust risk-based approach review of the Bank’s loan portfolio that will include the loan origination process and targeted portfolio and full-scope loan reviews. The Program’s review goal remains well within regulatory standards and industry best practices. In accordance with Credit Policy, the Bank’s Program will utilize and incorporate both internal and third-party external resources in a complementary fashion to achieve the objectives of the Program.

Allowance for Credit Losses

We are very focused on the asset quality of our loan portfolio, both before and after a loan is made. We have established underwriting standards that we believe are effective in maintaining high credit quality in our loan portfolio. We have experienced loan officers who take personal responsibility for the loans they originate, a skilled underwriting team and highly qualified credit officers that review each loan application carefully. We have designed a credit matrix, which requires dual authority to approve any credit over $5.0 million. We have two specialty Executive Credit Officers with extensive industry experience in medical practice and life premium credit financing with authority up to $7.5 million and joint authority with the Chief Credit Officer up to $10.0 million. All credit exposures over $10.0 million are reviewed and approved by Executive Loan Committee consisting of all named Credit Officers with concurrence from the Chief Executive Officer on any credit in excess of $25.0 million. Loans in excess of 60% of the Bank’s legal lending limit are approved by the full Board of Directors or two outside directors.

Our allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management evaluates the allowance at least quarterly. In addition, on a quarterly basis our board of directors reviews our loan portfolio, evaluates credit quality, reviews the loan loss provision and the allowance for credit losses and requests management to make changes as may be required. In evaluating the allowance, management and the board of directors consider the growth, composition and industry diversification of the loan portfolio, historical loan loss experience, current delinquency levels and all other known factors affecting loan collectability.

The allowance for credit losses is based on the CECL methodology and represents management’s estimate of an amount appropriate to provide for expected credit losses in the loan portfolio. This estimate is based on historical credit loss information adjusted for current conditions and reasonable and supportable forecasts applied to various loan types that compose our portfolio, including the effects of known factors such as the economic environment within our market area will have on net losses. The allowance is also subject to regulatory examinations and determination by the regulatory agencies as to the appropriate level of the allowance.

Total calculated reserves increased by $17.7 million to $52.2 million as of December 31, 2023, primarily due to modeled reserves on the Consumer Program portfolio described above. Allowance for credit losses on the Consumer Program loans was $22.4 million and $1.4 million as of December 31, 2023 and 2022.  Excluding the allowances each period on this portfolio, the allowance for credit losses would have declined $3.3 million, due to lower allowances on individually evaluated loans, lower default expectations observed in the models which resulted from our annual review and refinements to model, and improved economic forecasts, specifically in the House Price Index and Gross State Product factors, partially offset by the overall loan growth experienced in 2023.

The following table sets forth the allowance for credit losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated (in thousands):

	As of December 31,
	2023		2022
		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by
	for Credit	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans
Commercial real estate - owner occupied	$4,255	14.1%	$5,558	15.6%
Commercial real estate - non-owner occupied	5,822	18.0%	7,147	19.7%
Secured by farmland	31	0.2%	25	0.2%
Construction and land development	1,129	5.1%	1,373	5.0%
Residential 1-4 family	4,938	18.8%	4,091	20.7%
Multi- family residential	1,590	4.0%	2,201	4.8%
Home equity lines of credit	364	1.9%	329	2.2%
Commercial loans	6,320	18.7%	7,853	17.7%
Paycheck Protection Program loans	—	0.1%	—	0.2%
Consumer loans	26,088	19.0%	3,895	13.7%
PCD loans	1,672	0.2%	2,072	0.2%
Total	52,209	100.0%	34,544	100.0%

The following table presents an analysis of the allowance for credit losses for the periods indicated (in thousands):

	For the Years Ended December 31,
	2023	2022
Balance, beginning of period	$34,544	$29,105
Provision charged to operations:
Total provisions	32,540	11,271
Recoveries credited to allowance:
Commercial real estate - non-owner occupied	110	502
Construction and land development	112	—
Residential 1-4 family	164	59
Home equity lines of credit	5	3
Commercial loans	948	1,638
Consumer loans	480	35
Total recoveries	1,819	2,237
Loans charged off:
Commercial real estate - owner occupied	—	14
Commercial real estate - non-owner occupied	1,170	5,027
Construction and land development	2	—
Residential 1-4 family	770	—
Home equity lines of credit	32	14
Commercial loans	2,854	1,040
Consumer loans	11,866	1,974
Total loans charged-off	16,694	8,069
Net charge-offs	14,875	5,832
Balance, end of period	$52,209	$34,544

Net charge-offs to average loans, net of unearned income	0.45%	0.22%

We believe that the allowance for credit losses at December 31, 2023 is sufficient to absorb future expected credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for credit losses in future periods if the results of their reviews warrant additions to the allowance for credit losses.

Net charge-offs were $14.9 million for the year ended December 31, 2023, up from $5.8 million for the year ended December 31, 2022. Included in net charge-offs is $8.4 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively, related to the Consumer Program loan portfolio. Excluding these Consumer Program charge-offs we had an increase from the prior year of $2.2 million primarily related to disposition of certain nonperforming loans from December 31, 2022 that could not be collected.

As discussed previously, the increase in charge-offs on the Consumer Program loan portfolio have been driven by losses concentrated in loans originated between the third quarter of 2022 and the first quarter of 2023. Charge-offs from these vintages in 2023 were 79% of the total gross charge-offs in this portfolio of consumer loans. The charge-off percentage as compared with total loans originated in the third quarter of 2022, fourth quarter of 2022, and first quarter of 2023 was 6.9%, 4.3%, and 3.0%, respectively. We continued to see similar levels of losses on these vintages from year end through the time we filed this Form 10-K and as a result we updated our loss rates on the third-party portfolio as of and for the year ended December 31, 2023 which added an additional $18.2 million in provision and reserve during this period.   The TPOS provides limited credit enhancement through certain direct payments and the release of funds from a reserve account. These amounts are recognized in our results of operations in the period in which they become available to us. During 2023, we recognized $4.4 million in our results of operations related to this credit enhancement.  See additional discussion of the credit enhancement in Critical Accounting Estimates and Policies in this MD&A.

Investment Securities

Our investment securities portfolio provides us with required liquidity and collateral to pledge to secure public deposits, certain other deposits, advances from the FHLB of Atlanta, and repurchase agreements.

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

We classify our investment securities as either held-to-maturity or available-for-sale. Debt investment securities that Primis has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investment securities classified as available-for-sale are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Investment securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Our portfolio of available-for-sale securities currently contains a material amount of unrealized mark-to-market adjustments due to increases in market interest rates since the original purchase of many of these securities. We intend to hold these securities until maturity or recovery of the value and do not anticipate realizing any losses on the investments.

Investment securities, available-for-sale and held-to-maturity, totaled $240.1 million as of December 31, 2023, a decrease of 3.9% from $249.8 million as of December 31, 2022, primarily due to paydowns, maturities, and calls of the investments during the year.

We recognized an immaterial amount of credit impairment charges related to credit losses on our held-to-maturity investment securities during 2023 and no credit losses during 2022.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available-for-sale investment securities are reported at fair value, and held-to-maturity investment securities are reported at amortized cost (in thousands).

	December 31,	December 31,
	2023	2022
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$96,808	$102,881
Obligations of states and political subdivisions	30,080	29,178
Corporate securities	14,048	14,828
Collateralized loan obligations	4,982	4,876
Residential government-sponsored collateralized mortgage obligations	34,471	26,595
Government-sponsored agency securities	13,711	14,616
Agency commercial mortgage-backed securities	30,110	37,417
SBA pool securities	4,210	5,924
Total	$228,420	$236,315

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$9,040	$10,522
Obligations of states and political subdivisions	2,391	2,721
Residential government-sponsored collateralized mortgage obligations	219	277
Total	$11,650	$13,520

The following table sets forth the amortized cost, fair value, and weighted average yield of our investment securities by contractual maturity at December 31, 2023. Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost. Yields on tax-exempt securities have been computed on a tax-equivalent basis. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Investment Securities Available-for-Sale
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due after one year through five years	$3,132	$3,056	2.99%
Due after five years through ten years	17,859	15,502	2.18%
Due after ten years	12,810	11,522	2.13%
	33,801	30,080	2.23%
Collateralized loan obligations
Due after ten years	5,018	4,982	6.77%

Corporate securities
Due after five years through ten years	14,000	12,672	4.50%
Due after ten years	2,000	1,376	4.50%
	16,000	14,048	4.50%
Government-sponsored agency securities
Due less than one year	—	—	—%
Due after one year through five years	6,898	6,305	1.31%
Due after five years through ten years	4,879	3,924	1.80%
Due after ten years	4,490	3,482	2.09%
	16,267	13,711	1.67%
Residential government-sponsored mortgage-backed securities
Due after one year through five years	2,009	1,947	2.40%
Due after five years through ten years	20,618	18,287	1.97%
Due after ten years	85,678	74,363	1.90%
	110,562	96,808	1.96%
Residential government-sponsored collateralized mortgage obligations
Due after one year through five years	1,368	1,305	0.03%
Due after five years through ten years	5,580	5,508	4.49%
Due after ten years	28,979	27,658	3.77%
	35,927	34,471	3.85%
Agency commercial mortgage-backed securities
Due less than one year	4,973	4,860	2.40%
Due after one year through five years	2,003	1,928	2.58%
Due after five years through ten years	20,402	17,501	1.49%
Due after ten years	6,681	5,821	1.46%
	34,059	30,110	1.68%
SBA pool securities
Due after one year through five years	655	638	4.79%
Due after five years through ten years	709	707	7.75%
Due after ten years	2,893	2,865	7.37%
	4,257	4,210	7.04%
	$255,891	$228,420	2.28%

	Investment Securities Held-to-Maturity
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due after one year through five years	$580	$580	2.98%
Due after five years through ten years	939	899	2.40%
	2,391	2,349	2.74%
Residential government-sponsored mortgage-backed securities
Due after one year through five years	417	402	2.18%
Due after five years through ten years	950	896	2.80%
Due after ten years	7,673	6,988	2.46%
	9,040	8,286	2.48%
Residential government-sponsored collateralized mortgage obligations
Due after ten years	219	204	2.56%
	$11,650	$10,839	2.54%

For additional information regarding investment securities refer to “Item 8. Financial Statements and Supplementary Data, Note 3-Investment Securities.”

Deposits and Other Borrowings

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

Total deposits increased 20.1% to $3.27 billion as of December 31, 2023 from $2.72 billion as of December 31, 2022. The increase in deposits from 2022 year-end was primarily driven by the substantial growth in the Bank’s digital deposit platform in 2023. The majority of the overall deposit growth was in savings accounts with the remainder primarily in NOW accounts (both largely coming from the digital platform). Savings accounts increased 219% from $245.8 million as of December 31, 2022 to $783.8 million as of December 31, 2023. NOW accounts increased 25.2% from $617.7 million as of December 31, 2022 to $773.0 million as of December 31, 2023. Our deposits are diversified in type and by underlying customer and lack significant concentrations to any type of customer (i.e. commercial, consumer, government) or industry.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $1.15 billion, or 34.8% of total deposits, at December 31, 2023.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2023 and 2022 (in thousands):

	2023		2022
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$495,107		$614,285
Interest-bearing deposits:
Savings accounts	777,143	3.83%	224,755	0.33%
Money market accounts	831,196	2.85%	807,330	0.79%
NOW and other demand accounts	784,680	1.96%	698,907	0.33%
Time deposits	474,178	3.12%	350,720	1.11%
Total interest-bearing deposits	2,867,197	2.92%	2,081,712	0.64%
Total deposits	$3,362,304		$2,695,997

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

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2023 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$86,150	$65,848	$81,485	$24,122	$257,605

Other Borrowings

We use other borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. At December 31, 2023 and 2022, total FHLB borrowings were $30.0 million and $325.0 million, respectively. The decrease in FHLB borrowings was a result of the deposit growth during 2023 that primarily funded our loan growth and supported other funding needs. At December 31, 2023, we had $466.1 million of unused and available FHLB lines of credit.

Other borrowings can consist of FHLB convertible advances, FHLB overnight advances, other FHLB advances maturing within one year, federal funds purchased, secured borrowings due to failed loan sales, and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at December 31, 2023 and 2022 was $3.0 million and $6.4 million, respectively.

Other borrowings consist of the following (in thousands):

	December 31,
	2023	2022
FHLB convertible advances maturing 3/1/2030	$30,000	$—
Short-term FHLB advances maturing 1/03/2023	—	50,000
Short-term FHLB advances maturing 1/13/2023	—	100,000
Short-term FHLB advances maturing 1/23/2023	—	50,000
Short-term FHLB advances maturing 1/27/2023	—	125,000
Total FHLB advances	30,000	325,000
Securities sold under agreements to repurchase	3,044	6,445
Total	$33,044	$331,445

Weighted average interest rate at year end	5.57%	4.19%

For the periods ended December 31, 2023 and 2022:
Average outstanding balance	$49,792	$97,795
Average interest rate during the year	4.32%	2.72%

Maximum month-end outstanding balance	$33,044	$331,445

We had secured borrowings as of December 31, 2023 of $20.4 million related to loan transfers to another financial institution during 2023 that did not meet the criteria to be treated as a sale under relevant accounting guidance. These borrowings reflect the cash received for transferring the loans to the other financial institution and any unamortized sale premium and are secured by approximately the same amount of loans held for investment that are recorded in our balance sheet. We retained the servicing of the loans that were transferred and accordingly receive principal and interest from the borrower as contractually required and transfer the interest to the other financial institution net of our contractually agreed upon servicing fee. The loans transferred have an average maturity of approximately ten years which will be the time over which the principal balance of the loans in our balance sheet and secured borrowings will pay down, absent borrower prepayments. There were no secured borrowings due to loan transfers as of and for the year ended December 31, 2022. For additional information on secured borrowings refer to “Item 8. Financial Statements and Supplementary Data, Note 1 –Organization and Significant Accounting Policies.”

Junior Subordinated Debt and Senior Subordinated Notes

For information about junior subordinated debt and senior subordinated notes and their anticipated principal repayments refer to “Item 8. Financial Statements and Supplementary Data, Note 12 – Junior Subordinated Debt and Senior Subordinated Notes.”

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

We use simulation modeling to manage our interest rate risk and review quarterly interest sensitivity. This approach uses a model which generates estimates of the change in our economic value of equity (“EVE”) over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts using assumptions including estimated loan prepayment rates, reinvestment rates and deposit decay rates.

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 400 basis points, measured in 100 basis point increments) as of December 31, 2023 and 2022. All changes are within our Asset/Liability Risk Management Policy guidelines (amounts in thousands).

	Sensitivity of EVE
	As of December 31, 2023
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$428,175	$(54,019)	(11.20)%	11.10%	107.69%
Up 300	438,298	(43,896)	(9.10)%	11.37%	110.24%
Up 200	447,711	(34,483)	(7.15)%	11.61%	112.61%
Up 100	471,457	(10,737)	(2.23)%	12.22%	118.58%
Base	482,194	—	—%	12.50%	121.28%
Down 100	486,399	4,205	0.87%	12.61%	122.34%
Down 200	477,430	(4,764)	(0.99)%	12.38%	120.08%
Down 300	456,987	(25,207)	(5.23)%	11.85%	114.94%
Down 400	417,079	(65,115)	(13.50)%	10.81%	104.90%

	Sensitivity of EVE
	As of December 31, 2022
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$481,135	$(63,410)	(11.64)%	13.49%	123.70%
Up 300	496,136	(48,409)	(8.89)%	13.91%	127.55%
Up 200	510,807	(33,738)	(6.20)%	14.32%	131.32%
Up 100	534,163	(10,382)	(1.91)%	14.98%	137.33%
Base	544,545	—	—%	15.27%	140.00%
Down 100	539,297	(5,248)	(0.96)%	15.12%	138.65%
Down 200	513,948	(30,597)	(5.62)%	14.41%	132.13%
Down 300	475,536	(69,009)	(12.67)%	13.33%	122.26%
Down 400	406,524	(138,021)	(25.35)%	11.40%	104.51%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing at December 31, 2023 and 2022 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines at December 31, 2023 and 2022 (amounts in thousands).

	Sensitivity of NII
	As of December 31, 2023
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$98,539	$(16,112)
Up 300	101,939	(12,712)
Up 200	105,326	(9,325)
Up 100	110,513	(4,138)
Base	114,651	—
Down 100	117,230	2,579
Down 200	118,099	3,448
Down 300	118,114	3,463
Down 400	119,065	4,414

	Sensitivity of NII
	As of December 31, 2022
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$108,514	$(12,447)
Up 300	111,127	(9,834)
Up 200	113,730	(7,231)
Up 100	117,811	(3,150)
Base	120,961	—
Down 100	122,070	1,109
Down 200	120,687	(274)
Down 300	117,272	(3,689)
Down 400	113,648	(7,313)

Sensitivity of EVE and NII are modeled using different assumptions and approaches. Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE and NII sensitivity requires the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although the EVE tables and NII tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net worth and NII.

Liquidity and Funds Management

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. If our level of core deposits are not sufficient to fully fund our lending activities, we have access to funding from additional sources, including but not limited to borrowing from the Federal Home Loan Bank of Atlanta and institutional certificates of deposits. In addition, we maintain federal funds lines of credit with two correspondent banks, totaling $75 million, and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers as needed. For additional information about borrowings and anticipated principal repayments refer to the discussion about Contractual Obligations below and “Item 8. Financial Statements and Supplementary Data, Note 11 – Securities Sold Under Agreements To Repurchase And Other Short-Term Borrowings, Note 12 – Junior Subordinated Debt and Senior Subordinated Notes, and Note 16 – Financial Instruments With Off-Balance-Sheet Risk.”

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and two year basis. These projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. As of December 31, 2023, Primis was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2023, Primis has no material commitments or long-term debt for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary, Primis Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA. Federal banking agencies do not provide a similar well capitalized threshold for bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2023, that Primis meets all capital adequacy requirements to which it is subject.

See “Item 1. Business, Supervision and Regulation—Capital Requirements” for more information.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards. These ratios were not impacted by the goodwill impairment charge incurred during 2023 because goodwill is not a component of the calculations:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	December 31,	December 31,
	Purposes	Well Capitalized (1)	2023	2022
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.37%	9.52%
Common equity tier 1 capital ratio	4.50%	n/a	8.96%	10.07%
Tier 1 risk-based capital ratio	6.00%	n/a	9.25%	10.40%
Total risk-based capital ratio	8.00%	n/a	13.44%	14.33%

Primis Bank
Leverage ratio	4.00%	5.00%	9.80%	11.24%
Common equity tier 1 capital ratio	7.00%	6.50%	10.88%	12.40%
Tier 1 risk-based capital ratio	8.50%	8.00%	10.88%	12.40%
Total risk-based capital ratio	10.50%	10.00%	12.12%	13.59%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 4.12% at December 31, 2023, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this Annual Report on Form 10-K concerning Primis Financial Corp. have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Many factors impact interest rates, including the decisions of the FRB, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets. Like most financial institutions, changes in interest rates can impact our net interest income which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings, as well as the valuation of our assets and liabilities.

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

Off-Balance Sheet Arrangements

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $9.6 million and $10.7 million as of December 31, 2023 and 2022, respectively.

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

For additional information about off-balance sheet arrangements, refer to the discussion “Item 8. Financial Statements and Supplementary Data, Note 16 – Financial Instruments With Off-Balance-Sheet Risk.”

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in “Item 8. Financial Statements and Supplementary Data, Note 4 - Loans and Allowance for Credit Losses”, as if such commitments were funded.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Primis Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Primis Financial Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 15, 2024, expressed an adverse opinion thereon.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts, and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

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

Allowance for Credit Losses

The Company’s allowance for credit losses (ACL) on loans held for investment was $52.2 million as of
December 31, 2023. The determination of the ACL has been identified by the Company as a critical accounting policy. The ACL is measured on a collective basis when similar loan risk characteristics exist, and by individually evaluating loans that do not share similar risk characteristics. As further described in Notes 1 and 4 to the consolidated financial statements, the Company measures the ACL using a combination of probability of default (PD), probability of attrition (PA), loss given default (LGD), and exposure at default (EAD), calculated based on the application of historical loss experience, and adjusted for a reasonable and supportable forecast. Estimates are qualitatively adjusted for risk factors that are not considered within the quantitative modeling process. Estimating an appropriate ACL requires management to make numerous assumptions about losses that will occur over the remaining contractual life of loans recorded as of the balance sheet date. The most significant judgments in the ACL as of December 31, 2023 included the determination of a reasonable and supportable forecast.

We identified the Company’s estimate of the ACL as a critical audit matter. The principal considerations for that determination were the degree of subjectivity and judgment required to audit management’s identification of reasonable and supportable forecasts. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions. Also, as described in the “Report of Independent Registered Public Accounting Firm” related to internal controls over financial reporting, a material weakness was identified in relation to the precision of management’s review of the adequacy of reserves for certain loan segments.

The primary procedures we performed to address this critical audit matter included the following:

●	We obtained an understanding of the Company’s process for establishing the ACL, including the determination of a reasonable and supportable forecast.
●	We evaluated the design and tested the operating effectiveness of controls relating to management’s determination of the ACL, including controls over:
o	The completeness, accuracy, and relevancy of inputs into the model used to determine the AC; and,
o	The determination of a reasonable and supportable forecast.
●	We evaluated management’s determination of a reasonable and supportable forecast, including testing the application of the forecast in quantitative ACL calculation. We also utilized our internal valuation specialists to assist us in testing the application of the forecast to the ACL calculation.
●	We tested the mathematical accuracy of the ACL.

Goodwill Impairment Assessment

The Company has $93.5 million of goodwill as of December 31, 2023. The Company also recorded a goodwill impairment charge of $11.2 million during 2023 related to the Primis Bank reporting unit. The determination of the annual goodwill impairment assessment has been identified by the Company as a critical accounting estimate. As further described in Notes 1 and 8 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, occurring as of September 30th every year, or more frequently if events or circumstances warrant. The Company engaged a third-party valuation specialist in performing its quantitative impairment analysis, which included a combination of valuation approaches to determine the fair value of each of the reporting units. These valuation approaches required certain assumptions such as the discount rate, economic conditions, which impact assumptions related to interest and growth rates, the control premium associated with the reporting unit, and a relative weight given to the valuations derived by the valuation methods.

We identified the Company’s quantitative goodwill impairment assessment, as of September 30, 2023, as a critical audit matter. The principal considerations for that determination were the degree of subjectivity and judgment required to audit management’s goodwill impairment assessment. Specifically, evaluating the valuation approaches selected and key assumptions used by management in performing its assessment, such as the determination of the discount rate and cash flows utilized in the valuation approaches.

The primary procedures we performed to address this critical audit matter included the following:

●	We evaluated the design and tested the operating effectiveness of controls related to management’s goodwill impairment assessment including controls over management’s review of the quantitative analyses performed on each of the reporting units, including the key assumptions used to determine the fair value of each of the reporting units.
●	We tested key financial data used within the valuation approaches by agreeing key inputs to internal and external sources.
●	We evaluated, with the assistance of our internal valuation specialists, appropriateness of valuation approaches selected by management, the selection of a control premium and of comparable publicly traded companies, and the overall reasonableness of the estimated fair value of each of the reporting units.

Consumer Program Derivative

The Company has an agreement with a third-party to originate and service consumer loans that are included in the Company’s held for investment portfolio. As described in Note 1 to the consolidated financial statements, as part of the agreement, there are certain payments required between the Company and the third-party if certain events occur. The Company determined that this agreement meets the definition of a derivative financial instrument. The Company has recorded a $10.8 million derivative asset as of December 31, 2023 related to the master services agreement. The determination and valuation of the derivative asset has been identified by the Company as a critical accounting estimate. The Company engaged a third-party valuation specialist in calculating the derivative value, using a discounted cash flow model.

We identified the Company’s derivative asset as a critical audit matter. The principal considerations for that determination were the degree of subjectivity and judgment required to audit management’s determination that the agreement meets the definition of a derivative as well as the fair value of the derivative at the balance sheet date. This required a high degree of auditor judgment and increased extent of effort when performing audit procedures, specifically around management’s determination of the discount rate, including the evaluation of the counterparty credit risk. Additionally, a material weakness was identified by the Company related to the accounting of the Consumer Program, including the identification of the derivative asset.

The primary procedures we performed to address this critical audit matter included the following:

●	We obtained management’s analysis of the agreements and compared the analysis to relevant accounting literature, the executed agreements with the third party and to our understanding of the transactions gained through other audit procedures.
●	We obtained an understanding of the Company's process to identify and value the derivative related to the agreement with the third-party to the Consumer Program.
●	We tested key financial data used within the discounted cash flow model by agreeing key inputs to internal and external sources.
●	We evaluated, with the assistance of our internal valuation specialists, appropriateness of the valuation approach selected by management, the determination of the discount rate utilized in the income valuation approach, the evaluation of counterparty credit risk, and the overall reasonableness of the estimated fair value of the derivative.

/s/ Forvis Mazars, LLP

We served as the Company’s auditor from 2013 to 2024.

Tysons, Virginia

October 15, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Primis Financial Corp.

Opinion on the Internal Control over Financial Reporting

We have audited Primis Financial Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment.

The Company did not maintain effective controls over the design and operation of its accounting determinations for transfers of financial assets, including lack of a formally designed process and procedure for evaluation of loan transfers. The existing procedures did not outline the process to be taken and individuals to be involved in the assessment of the proper accounting for loan transfers and were not sufficient to facilitate a proper conclusion on loan transfer transactions.

The Company did not maintain effective controls over the design and operation for establishing the allowance for credit losses for a pool of third-party managed consumer loans that are originated and serviced by a third party, including evaluating recent loss history on the portfolio relative to previous model inputs. The existing process relies on publicly available peer data for historical credit loss characteristics to inform the Company’s allowance calculation because the portfolio is relatively new and did not have an extended credit loss history to serve as the primary source of credit loss history when constructing the model.

The Company did not maintain effective controls over their accounting evaluation for a complex agreement with a third-party that sources and manages a portfolio of consumer loans for the Company. The existing process did not appropriately facilitate a thorough evaluation of the entire transaction and did not include the involvement of individuals with the necessary expertise to enable identification of complex accounting matters in the agreement and to conclude on them.

These material weaknesses were considered in determining the nature, timing, and extent of auditing procedures applied in our audit of the Company’s consolidated financial statements, and this report does not affect our report dated October 15, 2024 on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the years in the three-year period ended December 31, 2023, and our report dated October 15, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Forvis Mazars, LLP

Tysons, Virginia

October 15, 2024

PRIMIS FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$1,863	$6,868
Interest-bearing deposits in other financial institutions	75,690	70,991
Total cash and cash equivalents	77,553	77,859

Securities available-for-sale, at fair value (amortized cost of $255,891 and $269,036, respectively)	228,420	236,315

Securities held-to-maturity, at amortized cost (fair value of $10,839 and $12,449, respectively)	11,650	13,520

Loans held for sale, at fair value	57,691	27,626

Loans held for investment, collateralizing secured borrowings	20,505	—
Loans held for investment	3,198,909	2,946,637
Less: allowance for credit losses	(52,209)	(34,544)
Net loans	3,167,205	2,912,093

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	14,246	25,815
Bank premises and equipment, net	20,611	25,257
Assets held for sale	6,735	3,115
Operating lease right-of-use assets	10,646	5,335
Cloud computing arrangement assets, net	10,699	10,464
Goodwill	93,459	104,609
Intangible assets, net	1,958	3,254
Bank-owned life insurance	67,588	67,201
Deferred tax assets, net	22,395	19,874
Consumer Program derivative asset	10,806	—
Other assets	54,884	34,327
Total assets	$3,856,546	$3,566,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$472,941	$582,572
Interest-bearing deposits:
NOW accounts	773,028	617,687
Money market accounts	794,530	811,365
Savings accounts	783,758	245,786
Time deposits	445,898	465,057
Total interest-bearing deposits	2,797,214	2,139,895
Total deposits	3,270,155	2,722,467

Securities sold under agreements to repurchase	3,044	6,445
Secured borrowings	20,393	—
FHLB advances	30,000	325,000
Junior subordinated debt	9,830	9,781
Senior subordinated notes	85,765	85,531
Operating lease liabilities	11,686	5,767
Consumer Program derivative liability	—	473
Other liabilities	28,080	22,232
Total liabilities	3,458,953	3,177,696

Commitments and contingencies (See Note 15)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,693,172 and 24,680,097 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	247	246
Additional paid in capital	313,548	312,722
Retained earnings	84,143	101,850
Accumulated other comprehensive loss	(21,777)	(25,850)
Total Primis stockholders' equity	376,161	388,968
Noncontrolling interests	21,432	—
Total stockholders' equity	397,593	388,968
Total liabilities and stockholders' equity	$3,856,546	$3,566,664

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Interest and dividend income:
Interest and fees on loans	$172,788	$115,080	$106,921
Interest and dividends on taxable securities	5,966	5,552	3,977
Interest and dividends on tax exempt securities	407	412	463
Interest and dividends on other earning assets	13,457	2,243	1,782
Total interest and dividend income	192,618	123,287	113,143
Interest expense:
Interest on deposits	83,690	13,281	13,112
Interest on other borrowings	10,217	8,306	5,928
Total interest expense	93,907	21,587	19,040
Net interest income	98,711	101,700	94,103
Provision for (recovery of) credit losses	32,540	11,271	(5,801)
Net interest income after provision for (recovery of) credit losses	66,171	90,429	99,904

Noninterest income:
Account maintenance and deposit service fees	5,733	5,745	7,309
Income from bank-owned life insurance	2,021	1,994	1,687
Gain on debt extinguishment	—	—	573
Mortgage banking income	17,645	5,054	—
Gain on other investments	184	4,709	—
Consumer Program derivative	18,120	65	3
Other noninterest income	1,547	785	1,566
Total noninterest income	45,250	18,352	11,138

Noninterest expenses:
Salaries and benefits	58,765	49,005	36,741
Occupancy expenses	6,239	5,628	5,956
Furniture and equipment expenses	6,381	5,231	3,622
Amortization of intangible assets	1,269	1,325	1,364
Virginia franchise tax expense	3,395	3,254	2,899
FDIC insurance assessment	2,929	890	804
Data processing expense	9,545	6,013	3,850
Marketing expense	1,819	3,067	1,726
Telephone and communication expense	1,507	1,433	1,790
Loss on bank premises and equipment and assets held for sale	476	684	—
Professional fees	4,641	4,787	5,467
Miscellaneous lending expenses	3,006	1,710	1,068
Goodwill impairment	11,150	—	—
Fraud losses	3,311	108	75
Other operating expenses	8,167	8,313	6,114
Total noninterest expenses	122,600	91,448	71,476
Income (loss) before income taxes	(11,179)	17,333	39,566
Income tax expense (benefit)	(1,067)	3,185	8,683
Income (loss) from continuing operations	(10,112)	14,148	30,883
Income from discontinued operation before income taxes	—	—	294
Income tax expense	—	—	64
Income from discontinued operation	—	—	230
Net income (loss)	(10,112)	14,148	31,113
Net loss attributable to noncontrolling interests	2,280	—	—
Net income (loss) attributable to Primis' common stockholders	$(7,832)	$14,148	$31,113

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	$5,250	$(34,129)	$(3,193)
Accretion of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	—	—	151
Unrealized gain (loss) on available-for-sale securities	5,250	(34,129)	(3,042)
Tax expense (benefit)	1,177	(7,167)	(669)
Other comprehensive income (loss)	4,073	(26,962)	(2,373)
Comprehensive income (loss)	$(3,759)	$(12,814)	$28,740
Earnings (loss) per share from continuing operations, basic	$(0.32)	$0.58	$1.26
Earnings per share from discontinued operation, basic	$0.00	$0.00	$0.01
Earnings (loss) per share from continuing operations, diluted	$(0.32)	$0.57	$1.26
Earnings per share from discontinued operation, diluted	$0.00	$0.00	$0.01

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Total
Balance - December 31, 2020	24,368,612	$243	$308,870	$76,249	$3,485	$—	$388,847
Dividends on common stock ($0.40 per share)	—	—	—	(9,807)	—	—	(9,807)
Shares retired to unallocated	(1,043)	—	—	—	—	—	—
Stock option exercises	159,000	2	1,524	—	—	—	1,526
Restricted stock granted	55,250	—	—	—	—	—	—
Vesting of restricted stock	(7,200)	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(14)	—	—	—	(14)
Stock-based compensation expense	—	—	747	—	—	—	747
Net income	—	—	—	31,113	—	—	31,113
Other comprehensive loss	—	—	—	—	(2,373)	—	(2,373)
Balance - December 31, 2021	24,574,619	$245	$311,127	$97,555	$1,112	$—	$410,039
Dividends on common stock ($0.40 per share)	—	—	—	(9,853)	—	—	(9,853)
Shares retired to unallocated	(780)	—	—	—	—	—	—
Stock option exercises	60,000	1	571	—	—	—	572
Restricted stock granted	1,500	—	—	—	—	—	—
Restricted stock forfeited	(2,400)	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(11)	—	—	—	(11)
Stock-based compensation expense	—	—	395	—	—	—	395
Shares issued in lieu of cash bonus	47,158	—	640	—	—	—	640
Net income	—	—	—	14,148	—	—	14,148
Other comprehensive loss	—	—	—	—	(26,962)	—	(26,962)
Balance - December 31, 2022	24,680,097	$246	$312,722	$101,850	$(25,850)	$—	$388,968
Issuance of Panacea Financial Holdings stock, net of costs	—	—	—	—	—	23,712	23,712
Dividends on common stock ($0.40 per share)	—	—	—	(9,875)	—	—	(9,875)
Shares retired to unallocated	(1,033)	—	—	—	—	—	—
Stock option exercises	13,500	—	146	—	—	—	146
Restricted stock granted	13,000	1	—	—	—	—	1
Restricted stock forfeited	(12,392)	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(32)	—	—	—	(32)
Stock-based compensation expense	—	—	712	—	—	—	712
Net income (loss)	—	—	—	(7,832)	—	(2,280)	(10,112)
Other comprehensive income	—	—	—	—	4,073	—	4,073
Balance - December 31, 2023	24,693,172	$247	$313,548	$84,143	$(21,777)	$21,432	$397,593

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income (loss) from continuing operations	$(10,112)	$14,148	$30,883
Adjustments to reconcile net income from continuing operations to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	9,093	7,433	8,040
Net amortization of premiums and (accretion of discounts)	(583)	480	(1,989)
Provision for (recovery of) credit losses	32,540	11,271	(5,801)
Proceeds from sales of loans	52,744	—	—
Net change in mortgage loans held for sale	(28,301)	(6,424)	—
Mortgage banking income	(17,645)	(5,054)	—
Net gains on sale of loans	(583)	—	—
Loss on bank premises and equipment and assets held for sale	476	684	—
Purchases of cloud computing arrangement assets	(2,913)	(11,546)	—
Earnings on bank-owned life insurance	(1,602)	(1,542)	(1,681)
Gain on bank-owned life insurance death benefit	(419)	(452)	(6)
Stock-based compensation expense	712	395	747
Gain on debt extinguishment	—	—	(573)
Gain on other investments	(184)	(4,709)	—
Goodwill impairment	11,150	—	—
Deferred income tax (benefit) provision	(3,699)	(3,300)	6,054
Net change in fair value of Consumer Program derivative	(11,279)	475	(3)
Net (increase) decrease in other assets	(12,345)	11,141	(344)
Net increase (decrease) in other liabilities	11,768	(565)	(7,715)
Net cash and cash equivalents provided by operating activities from continuing operations	28,818	12,434	27,613
Investing activities:
Purchases of securities available-for-sale	(15,211)	(37,361)	(160,531)
Proceeds from paydowns, maturities and calls of securities available-for-sale	27,561	36,960	37,878
Proceeds from paydowns, maturities and calls of securities held-to-maturity	1,836	9,338	17,652
Net decrease (increase) in FRB and FHLB stock	11,569	(10,294)	1,406
Net change in loans held for investment	(338,397)	(613,700)	109,449
Proceeds from bank-owned life insurance death benefit	2,476	586	371
Proceeds from sales of other real estate owned, net of improvements	—	1,091	2,014
Purchases of bank premises and equipment, net	(1,924)	(1,012)	(2,456)
Proceeds from sale of other investment	—	4,171	—
Purchases of other investments	(666)	(2,080)	—
Business acquisition, net of cash acquired	—	(4,554)	—
Net cash and cash equivalents (used in) provided by investing activities from continuing operations	(312,756)	(616,855)	5,783
Financing activities:
Net (decrease) increase in deposits	547,688	(40,823)	330,611
Cash dividends paid on common stock	(9,875)	(9,853)	(9,807)
Proceeds from exercised stock options	146	572	1,526
Repurchase of restricted stock	(31)	(11)	(14)
Extinguishment of senior subordinated notes	—	—	(20,000)
Repayment of FHLB advances, long-term	—	(100,000)	—
(Repayment of) proceeds from short-term FHLB advances	(295,000)	325,000	—
Repayment of short-term borrowings	—	(19,254)	—
Decrease in securities sold under agreements to repurchase	(3,401)	(3,518)	(6,103)
Issuance of Panacea Financial Holdings stock, net of costs	23,712	—	—
Increase in secured borrowings	20,393	—	—
Net cash and cash equivalents provided by financing activities from continuing operations	283,632	152,113	296,213
Net change in cash and cash equivalents from continuing operations	(306)	(452,308)	329,609

Cash flows provided from discontinued operation:
Net cash and cash equivalents used in operating activities	—	—	(373)
Net cash and cash equivalents provided by investing activities	—	—	4,746
Net change in cash and cash equivalents from discontinued operation	—	—	4,373
Net change in cash and cash equivalents	(306)	(452,308)	333,982
Cash and cash equivalents at beginning of period	77,859	530,167	196,185
Cash and cash equivalents at end of period	$77,553	$77,859	$530,167
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$91,817	$20,190	$20,234
Income taxes	$5,755	$3,046	$6,151
Supplemental schedule of noncash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$5,311	$—	—
Bank premises transferred to held for sale	$4,042	$3,667	$—
Shares issued in lieu of cash bonus	$—	$640	$—
Proceeds from sale of other investment included in other assets	$—	$538	$—
Proceeds from bank-owned life insurance death benefit included in other assets	$—	$931	$—
Transfer from loans to other real estate owned	$—	$—	$186
Notes receivable from discontinued operation, included in loans	$—	$—	$8,500
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$—	$21,947	$—
Other intangible assets acquired	—	2,790	—
Fair value of liabilities assumed	—	(20,183)	—
Total merger consideration, net of $2,446 of cash acquired	$—	$4,554	$—

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

At December 31, 2023, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company (“PMC”), a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. Panacea Financial Holdings, Inc. (“PFH”), headquartered in Little Rock, Arkansas, is consolidated into the Company. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry.

The accounting policies and practices of Primis and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practice within the banking industry. Material policies and practices are described in this footnote.

Principles of Consolidation

The consolidated financial statements include the accounts of Primis and its subsidiaries Primis Bank, PMC and PFH. Significant inter-company accounts and transactions have been eliminated in consolidation. Primis consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where Primis holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. Primis owns EVB Statutory Trust I (the “Trust”) which is an unconsolidated subsidiary and the junior subordinated debt owed to the Trust is reported as a liability of Primis. Primis consolidates PFH, as a result of the determination that it has a controlling financial interest over the entity as further described below.

We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in U.S. GAAP, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company has investments in VIE’s for which we are not the primary beneficiary and, as such, are not included in our consolidated financial statements. The Company also has an investment in a VIE for which we are the primary beneficiary.

On April 28, 2022, Primis Bank entered into a definitive agreement to acquire 100% of the issued and outstanding capital stock of SeaTrust Mortgage Company (“SeaTrust”), a North Carolina corporation. On May 31, 2022, Primis Bank completed the acquisition (the “Acquisition”) of 100% of the outstanding capital stock of SeaTrust from Community First Bank, Inc. (the “Seller”) pursuant to the Stock Purchase Agreement, dated as of April 28, 2022 (the “Purchase Agreement”) by and among the Bank, Seller, and SeaTrust. As a result, SeaTrust became a wholly owned subsidiary of Primis Bank on May 31, 2022. Following the closing of the Acquisition, on June 1, 2022, the Bank changed the name of SeaTrust to Primis Mortgage Company. At the time of acquisition, PMC originated mortgages primarily in North and South Carolina, Florida and Tennessee from eight offices but has since expanded its ability to originate mortgages to the majority of the U.S.

Pursuant to the Purchase Agreement, the Bank paid an aggregate purchase price of $7.0 million in cash to Seller at closing and assumed $19.3 million of SeaTrust’s indebtedness under certain warehouse lending facilities.

On December 21, 2023, PFH completed a $24.5 million Series B financing round led by a global venture capital firm. As part of the financing round, Primis acquired approximately 19% of PFH’s common stock for an immaterial purchase price due to previous operating losses in the Bank’s Panacea Financial Division. The Company performed an analysis and determined that PFH is a VIE because it lacks one or more of the characteristics of a voting interest entity. The Company’s analysis further determined that it has a controlling financial interest in PFH due to the substantial historical activities between PFH and the Bank’s Panacea Financial Division coupled with the limited activities of PFH outside of its relationship with Primis as of December 31, 2023. There are employees of Primis that have historically carried out substantially all of the activities of PFH. Accordingly, the Company determined it is the primary beneficiary of PFH and consolidated it as of December 31, 2023.

Discontinued Operation

Primis Bank had an interest in one mortgage company, Southern Trust Mortgage, LLC (“STM”). Prior to December 31, 2021, Primis Bank owned 43.28% and 100% of STM’s common and preferred stock, respectively, and STM was considered an unconsolidated affiliate of the Company. On September 23, 2021, Primis Bank entered into an agreement with STM, whereby STM agreed to purchase all of the Bank's common membership interests and a portion of the Bank's preferred interests in STM for a combination of $1.6 million in cash and the assumption of a promissory note in the amount of $8.5 million. The transaction closed on December 31, 2021. Upon closing, STM continued to be a borrower of the Bank, but the Bank is no longer a minority owner of STM and STM is no longer considered an affiliate of the Company. The Company still held 100% of STM’s preferred stock as of December 31, 2023 and 2022 but no longer had a position on STM’s board of directors and STM no longer represented a reportable operating segment of the Company as of either date.

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current financial statement presentation. The Company reclassified its other equity investment gains during the year ended December 31, 2022 that were presented in other noninterest income in the prior year financial statements with its previously reported “gain on sale of other investment” and retitled the line “gain on other investments”.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include: the determination of the allowance for credit losses, the fair value of investment securities, the credit impairment of investment securities, the mortgage banking derivatives, interest rate swap derivatives, Consumer Program derivative, the valuation of goodwill and deferred tax assets.

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

Other investments include stock acquired for regulatory purposes. The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also required to own FRB stock with a par value equal to 6% of capital and FHLB stock of 4.25% of borrowings outstanding. FHLB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of the par value. Both cash and stock dividends are reported as income.

Loans Held for Sale

The PMC loans held for sale are originated and held until sold to permanent investors. The Company has elected to carry these loans at fair value on a recurring basis in accordance with the fair value option under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments. The fair value is determined by utilizing quoted prices from dealers in such securities. Gains and losses on loan sales are recorded in mortgage banking income and direct loan origination costs are included in noninterest expense in the consolidated statements of income and comprehensive income (loss).

Loans

Primis provides commercial and consumer loans to customers. Primis also purchases mortgage loans from mortgage loans originators, including PMC. A substantial portion of the loan portfolio is represented by loans secured by real estate throughout its market area. The ability of Primis’ debtors to honor their contracts is in varying degrees dependent upon the real estate market conditions and general economic conditions in their debtor’s market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances, including purchased premiums and discounts and any deferred loan fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method without anticipating prepayments.

Commercial real estate loans consist of borrowings secured by owner occupied and non-owner occupied commercial real estate. Repayment of these loans is dependent upon rental income or the subsequent sale of the property for loans secured by non-owner occupied commercial real estate and by cash flows from business operations for owner occupied commercial real estate. Loans for which the source of repayment is rental income are primarily impacted by local economic conditions which dictate occupancy rates and the amount of rent charged. Commercial real estate loans that are dependent on cash flows from operations can also be adversely affected by current market conditions for their product or service.

Construction and land development loans primarily consist of borrowings to purchase and develop raw land into residential and non-residential properties. Construction loans are extended to individuals as well as corporations for the construction of an individual or multiple properties and are secured by raw land and the subsequent improvements. Repayment of the loans to real estate developers is dependent upon the sale or lease of properties to third parties in a timely fashion upon completion. Should there be delays in construction or a downturn in the market for those properties, there may be significant erosion in value which may be absorbed by Primis.

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

Other consumer loans are comprised of loans to individuals both unsecured and secured and home equity loans secured by real estate (closed and open-end), with repayment dependent on individual wages and other income. Other consumer loans also include Life Premium Finance loans and Panacea Financial consumer loans comprising of student loan refinancing and pro re nata (“PRN’) loans. PRN loans may be utilized by graduating doctors to fund costs as they move into their chosen professions. The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, may rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary. Losses in this portfolio are generally relatively low, however, due to the small individual loan size and the balance outstanding as a percentage of Primis’ entire portfolio. Also included in other consumer loans are the Consumer Program loans as more fully described below in the Third Party Originated and Serviced Consumer Loan Portfolio section of this footnote.

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

Most of Primis’ business activity is with customers located within Virginia and Maryland with some consumer loans’ customer base on a national platform. Therefore, our exposure to credit risk is significantly affected by changes in the economy in those areas. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Primis has purchased, primarily through acquisitions, individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at fair value such that there is no carryover of the seller’s allowance for credit losses. We adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 which requires the Bank to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses (“ACL”) expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

A purchased financial asset that does not qualify as a PCD asset is accounted for similar to an originated financial asset. Generally, this means that an entity recognizes the allowance for credit losses for non-PCD assets through net income at the time of acquisition. In addition, both the credit discount and non-credit discount or premium resulting from acquiring a pool of purchased financial assets that do not qualify as PCD assets is allocated to each individual asset. This combined discount or premium is accreted to interest income using the effective yield method.

Allowance for Credit Losses

Allowance For Credit Losses - Held-to-Maturity Securities

The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of held-to-maturity securities to present management's best estimate of the net amount expected to be collected. Held-to-maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses due to the inclusion in its nonaccrual policy. Further information regarding our policies and methodology used to estimate the allowance for credit losses on held-to-maturity securities is presented in Note 3 – Investment Securities.

Allowance For Credit Losses - Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, we first assess whether (i) we intend to sell or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either case is affirmative, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither case is affirmative, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses due to the inclusion in its nonaccrual policy. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses – Loans

The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, which is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses due to the inclusion in its nonaccrual policy. Further information regarding our policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 4 – Loans and Allowance For Credit Losses.

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

The Company has $199.3 million of loans outstanding in the Consumer Program, or 6% of our total gross loan portfolio, as of December 31, 2023. Loans in the Consumer Program are included within the Consumer Loan category disclosures in Note 4, Loans and Allowance for Credit Losses. As of December 31, 2023, 45% of the loans were in a promotional period requiring no payment of interest on their loans with 70% of these promotional loan periods ending in the second half of 2024 through the first quarter of 2025.  During the year ended December 31, 2023, $10.1 million of promotional loans paid off prior to the end of their promotional periods while $6.0 million of promotional loans reached the end of the promotional period and entered amortization.

Transfers of Financial Assets

The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Transfers of an entire financial asset (i.e. loan sales), a group of entire financial assets, or a participating interest in an entire financial asset (i.e. loan participations sold) are accounted for as sales when control over the assets have been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Participations or other partial loan sales that do not meet the definition of a participating interest would remain on the balance sheet and the proceeds are recorded as a secured borrowing. Secured borrowings are initially recorded at fair value which corresponds to the proceeds received for the transfer of the assets, and any failed sale discount is amortized into income over the life of the related asset.

The Company retains servicing rights on the loans sold and records a servicing asset for each of the sold loans at the time of sale. Subsequent to the date of transfer, the Company can elect to measure servicing assets under the amortization method. Under the amortization method, servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of servicing assets is analyzed each reporting period and is adjusted to reflect changes in prepayment speeds, as well as other factors. Servicing assets are evaluated for impairment based on the fair value of those assets. Impairment is determined by assessing the servicing assets based on groupings of predominant risk characteristics, such as interest rate and loan type. If, by servicing asset grouping, the carrying amount of the servicing assets exceeds fair value, a valuation allowance is established through a charge to earnings. The valuation allowance is adjusted as the fair value changes. The Company recorded approximately $7 thousand of impairment of its servicing assets during the year ended December 31, 2023. Servicing assets are included in other assets in the accompanying consolidated balance sheets. The Company also retains servicing rights on loans transferred under secured borrowings, but in accordance with U.S. GAAP does not record a servicing asset.

The principal balance of loans transferred for the year ended December 31, 2023 that qualified as sales was $52.2 million, while the principal balance transferred that was accounted for as secured borrowings was $23.4 million. The Company recorded $0.3 million of servicing assets during the year ended December 31, 2023 in connection with the transfer of loans that qualified as sales. The balance of the servicing assets as of December 31, 2023 was $0.3 million. See Note 11 – Securities Sold Under Agreements to Repurchase and Other Borrowings – for additional information on transfers accounted for as secured borrowings.

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

Assets Held for Sale

The Company classifies its assets as held for sale in accordance with FASB ASC 360, Property, Plant, and Equipment. When assets are identified as held for sale, the Company discontinues depreciating (amortizing) the assets and estimates the fair value, net of selling costs, of such assets. Assets held for sale are recorded at the lower of the net carrying amount of the assets or the estimated net fair value. If the estimated net fair value of the assets held for sale is less than the net carrying amount of the assets, an impairment charge is recorded in the income statement.

The Company assesses the net fair value of assets held for sale each reporting period the assets remain classified as held for sale. Subsequent changes, if any, in the net fair value of the assets held for sale that require an adjustment to the carrying amount are recorded in the income statement, unless the adjustment causes the carrying amount of the assets to exceed the net carrying amount upon initial classification as held for sale.

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

Operating Leases

The Company leases certain properties and equipment under operating leases. The Company recognizes a liability to make lease payments, the operating lease liability, and an asset representing the right to use the underlying asset during the lease term, the right-of-use asset. In recognizing lease right-of-use assets and related lease liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. The operating lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate at inception. The right-of-use asset is measured at the amount of the operating lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the operating lease liability, and any impairment of the right-of-use asset. Lease renewal options are generally not included in the calculation of the operating lease liabilities, unless they are not reasonably certain to be exercised. The Company does not recognize short-term leases on the balance sheets.

Goodwill and Intangible Assets

The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our consolidated balance sheets.

The Company performs its annual impairment analysis on September 30th of each year at the reporting unit level whereby the Company compares the estimated fair value of the reporting unit to its carrying value. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. The Company engaged a third-party valuation specialist to assist management in performing its annual goodwill impairment analysis. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. The Company’s reporting units for goodwill are its two primary operating segments, Primis Bank and PMC. The Company completed the annual goodwill impairment testing for its two reporting units as of September 30, 2023. The testing for PMC concluded that the fair value of the reporting unit was in excess of its carrying amount and no impairment charge was required. The Company’s testing of the Primis Bank reporting unit revealed that its carrying amount was in excess of its calculated fair value as of September 30, 2023, resulting in an impairment charge of $11.2 million.

To determine the fair value of the Bank and PMC reporting units, the Company utilizes a combination of three or four valuation approaches: the comparable transactions approach, the control premium approach, the public market peers control premium approach, and the discounted cash flow approach. The comparable transactions approach is based on pricing ratios recently paid in the sale or merger of comparable banking franchises; the control premium approach is based on the Company’s trading price, adjusted for holding company assets and an industry based control premium; the public market peers control premium approach is based on market pricing ratios of public banking companies adjusted for an industry based control premium; and the discounted cash flow approach considers the earnings and cash flows that a hypothetical acquirer could realize in an acquisition of the Bank reporting unit. Assumptions that are used as part of these calculations include: the selection of comparable publicly-traded companies and selection of market comparable acquisition transactions. In addition, other assumptions include the discount rate, economic conditions, which impact the assumptions related to interest and growth rates, the control premium associated with the reporting unit and a relative weight given to the valuations derived by the valuation methods.

Other intangible assets consist of core deposit intangible assets arising from whole-bank and branch acquisitions and other intangibles from the PMC acquisition and are amortized over their estimated useful lives, which range from 6 to 15 years.

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

Cloud Computing Arrangement Assets

Primis engaged third-parties to define, design, and develop a new cloud-based banking core for the Company. The multiple phases of the cloud computing arrangement assets are assessed and reviewed as the software is placed into production. Total costs paid is capitalized upon initial launch and production rollout. Amortization is based on the estimated life of the core infrastructure as it relates to obsolescence, technology, competition, and the nature of changes in software. Operating costs such as monthly licensing, usage, and storage are expensed as incurred in data processing expense in our income statements. As of December 31, 2023 and 2022, the Company had gross cloud computing arrangement assets of $14.4 million and $11.5 million, respectively, and accumulated amortization of $3.8 million and $1.1 million, respectively.

Impairment of Long-Lived Assets

Premises and equipment, cloud computing arrangement assets, right of use assets, and other long-term assets (other than goodwill and intangibles) are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Consumer Program Derivative

The Bank has an agreement with a third-party to originate and service consumer loans that are included in the Bank’s held for investment portfolio. The third-party provides a target return to the Company on the portfolio of loans and all interest received from borrowers above the target return is paid to the third-party as a performance fee. The third-party also provides reimbursement for lost interest when the borrower’s note has a promotional feature  that waives accrued interest if the loan is paid in full before the promotional period ends and credit support to the Company in periods when the target return on the portfolio is not achieved. This agreement to pay the third-party performance fees and to receive reimbursement of waived interest and certain credit support meets the definition of a derivative financial instrument. As of December 31, 2023 and 2022 the Company recorded an asset of $10.8 million and a liability of $0.1 million, respectively, in its Consolidated Balance Sheets in the lines “Consumer Program derivative asset” and “Consumer Program derivative liability” related to the third-party agreement accounted for as a derivative. See Note 5, Derivatives, for additional information about the derivative and the assumptions used to determine its value.

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

As of December 31, 2023 the Company recorded an asset of $0.6 million and a liability of $0.2 million in its Consolidated Balance Sheets in other assets and other liabilities, respectively, related to IRLCs, TBAs, and forward loan sale commitments (“mortgage banking derivatives”). As of December 31, 2022 the Company recorded an asset of $0.9 million and a liability of $0.1 million in its Consolidated Balance Sheets in other assets and other liabilities, respectively, related to mortgage banking derivatives. See Note 5 for further discussion and assumptions used to value the derivatives.

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

The Company’s interest rate swaps meet the definition of derivative instruments under ASC 815, Derivatives and Hedging, and are accounted for both initially and subsequently at their fair value. The Company assessed the derivative instruments at inception and determined they met the requirements under ASC 815 to be accounted for as fair value hedges. Fair value hedge relationships mitigate exposure to the change in fair value of the hedged risk in an asset, liability or firm commitment. The Company’s interest rate swaps are fair value hedges that are accounted for using the portfolio layer method, which allows the Company to hedge the interest rate risk of prepayable loans by designating as the hedged item a stated amount of two separate and distinct closed portfolios of consumer and commercial loans that are expected to be outstanding for the designated hedge periods. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instruments, as well as the gains and losses attributable to the change in fair value of the hedged items, are recognized in interest income in the same income statement line item with the hedged item in the period in which the change in fair value occurs. The corresponding adjustment to the hedged asset or liability are included in the basis of the hedged items, while the corresponding change in the fair value of the derivative instruments are recorded as an adjustment to other assets or other liabilities, as applicable. The Company presents interest rate swaps on the balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty are subject to legally enforceable master netting arrangements. As of December 31, 2023 the gross amounts of interest rate swap derivative assets and liabilities were $1.8 million and $0.7 million, respectively, and are recorded net in other assets in the consolidated balance sheet.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
(dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate assets	$946,185	$248,906	$(1,094)	$—	$—	$—

Additional information on derivative instruments can be found in Note 5 – Fair Value.

Retirement Plans

Employee 401(k) plan expense is the amount of matching contributions from the Company. Primis matches 100% of the first 3% of the employee contribution, and 50% of the next 3% (maximum of 4.5% match). Supplemental retirement plan expense incurred by the Company is accrued based on a future obligation to provide benefits to retired executives over a certain number of years after their service to the Company concludes.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs expensed during the twelve months ended December 31, 2023, 2022 and 2021 were $1.8 million, $3.1 million and $1.7 million, respectively.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2023 and 2022.

Restrictions on Cash

No regulatory reserve or clearing requirements with the FRB were needed as of December 31, 2023 and 2022.

Cash and cash equivalents

Primis defines cash and cash equivalents as cash due from financial institutions, interest-bearing deposits and federal funds sold in other financial institutions with maturities less than 90 days.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income attributable to Primis’ common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to net income that would result from the assumed issuance. Potential common shares that may be issued by Primis relate solely to outstanding stock options, restricted stock awards, and restricted stock units and are determined using the treasury stock method. Performance awards cannot be dilutive until the Company’s best estimate of the outcome of vesting conditions become probable.

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

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The Company adopted the guidance in the first quarter of 2023, which did not have a material impact on the Company’s consolidated financial statements and disclosures.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method, to expand the current single-layer method of electing hedge accounting to allow multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method was renamed the portfolio layer method. The amendments in this update were effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted the update in the second quarter of 2023 and applied the update to the derivatives the Company entered into during 2023.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands current disclosure requirements primarily through enhanced disclosures about significant segment expenses. Specifically, the ASU (i) requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), (ii) requires disclosure of an amount for other segment items by reportable segment and a description of its composition, (iii) requires providing in each interim period all current annual disclosures of a reportable segment’s profit or loss and assets, and (iv) allows an entity to provide additional measures of profit or loss used by the CODM in assessing performance and deciding how to allocate resources in addition to providing the measure for this that is most consistent with GAAP, (v) requires disclosure of the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) requires an entity that has a single reportable segment to provide all disclosures required by this ASU and Topic 280. This ASU is effective for the Company’s annual disclosures beginning for the year ended December 31, 2024 and its interim disclosures thereafter, with early adoption permitted. The Company is currently evaluating the impact of this ASU to its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The ASU also eliminates certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. This ASU is effective for the Company’s annual disclosures beginning for the year ended December 31, 2025. The Company is currently evaluating the impact of this ASU to its financial statement disclosures.

2.      BUSINESS COMBINATION

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

The table below illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2021. The unaudited combined pro forma revenue and net income combines the historical results of SeaTrust with the Company's consolidated statements of operations for the periods listed below and, while no material adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2021. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of market conditions or revenues, expense efficiencies or other factors.

(dollars in thousands)	2022	2021
Total revenues	$146,607	$134,588
Net income	$14,194	$31,692

Included in the Company’s consolidated statements of income for the year December 31, 2022 is $5.1 million of mortgage banking income related to PMC since its acquisition on May 31, 2022.

The Company incurred merger expenses of $0.4 million for the year ended December 31, 2022 related to the acquisition.

3.          INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2023
Residential government-sponsored mortgage-backed securities	$110,562	$72	$(13,826)	$96,808
Obligations of states and political subdivisions	33,801	12	(3,733)	30,080
Corporate securities	16,000	—	(1,952)	14,048
Collateralized loan obligations	5,018	—	(36)	4,982
Residential government-sponsored collateralized mortgage obligations	35,927	175	(1,631)	34,471
Government-sponsored agency securities	16,267	—	(2,556)	13,711
Agency commercial mortgage-backed securities	34,059	—	(3,949)	30,110
SBA pool securities	4,257	6	(53)	4,210
Total	$255,891	$265	$(27,736)	$228,420

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2022
Residential government-sponsored mortgage-backed securities	$119,371	$1	$(16,491)	$102,881
Obligations of states and political subdivisions	34,103	2	(4,927)	29,178
Corporate securities	16,000	—	(1,172)	14,828
Collateralized loan obligations	5,022	—	(146)	4,876
Residential government-sponsored collateralized mortgage obligations	28,643	—	(2,048)	26,595
Government-sponsored agency securities	17,719	—	(3,103)	14,616
Agency commercial mortgage-backed securities	42,180	—	(4,763)	37,417
SBA pool securities	5,998	13	(87)	5,924
Total	$269,036	$16	$(32,737)	$236,315

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2023
Residential government-sponsored mortgage-backed securities	$9,040	$—	$(754)	$—	$8,286
Obligations of states and political subdivisions	2,391	—	(42)	—	2,349
Residential government-sponsored collateralized mortgage obligations	219	—	(15)	—	204
Total	$11,650	$—	$(811)	$—	$10,839

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2022
Residential government-sponsored mortgage-backed securities	$10,522	$—	$(1,007)	$—	$9,515
Obligations of states and political subdivisions	2,721	3	(46)	—	2,678
Residential government-sponsored collateralized mortgage obligations	277	—	(21)	—	256
Total	$13,520	$3	$(1,074)	$—	$12,449

During 2023, 2022 and 2021, $15.2 million, $37.4 million and $160.5 million, respectively, of investment securities were purchased and classified as available-for-sale. No investment securities purchased in 2023, 2022 and 2021 were classified as held-to-maturity. No investment securities were sold during 2023, 2022 and 2021.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of December 31, 2023, by contractual maturity, were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$—	$—	$872	$870
Due in one to five years	10,030	9,361	580	580
Due in five to ten years	36,738	32,098	939	899
Due after ten years	24,318	21,362	—	—
Residential government-sponsored mortgage-backed securities	110,562	96,808	9,040	8,286
Residential government-sponsored collateralized mortgage obligations	35,927	34,471	219	204
Agency commercial mortgage-backed securities	34,059	30,110	—	—
SBA pool securities	4,257	4,210	—	—
Total	$255,891	$228,420	$11,650	$10,839

Investment securities with a carrying amount of approximately $200.2 million and $99.4 million at December 31, 2023 and 2022, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of December 31, 2023 and 2022, Primis did not have a material allowance for credit losses on held-to-maturity securities.

As of December 31, 2023, there were 134 investment securities available-for-sale that were in an unrealized loss position. The unrealized losses related to investment securities available-for-sale as of December 31, 2023 or 2022, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit losses. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of December 31, 2023 and 2022 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
December 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$93,782	$(13,826)	$93,782	$(13,826)
Obligations of states and political subdivisions	3,945	(19)	23,002	(3,714)	26,947	(3,733)
Corporate securities	939	(61)	13,109	(1,891)	14,048	(1,952)
Collateralized loan obligations	—	—	4,982	(36)	4,982	(36)
Residential government-sponsored collateralized mortgage obligations	—	—	17,306	(1,631)	17,306	(1,631)
Government-sponsored agency securities	—	—	13,711	(2,556)	13,711	(2,556)
Agency commercial mortgage-backed securities	—	—	30,110	(3,949)	30,110	(3,949)
SBA pool securities	301	(1)	2,693	(52)	2,994	(53)
Total	$5,185	$(81)	$198,695	$(27,655)	$203,880	$(27,736)

	Less than 12 months		12 Months or More		Total
December 31, 2023	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$8,286	$(754)	$8,286	$(754)
Obligations of states and political subdivisions	1,373	(4)	396	(38)	1,769	(42)
Residential government-sponsored collateralized mortgage obligations	—	—	204	(15)	204	(15)
Total	$1,373	$(4)	$8,886	$(807)	$10,259	$(811)

	Less than 12 months		12 Months or More		Total
December 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$23,484	$(2,268)	$79,283	$(14,223)	$102,767	$(16,491)
Obligations of states and political subdivisions	10,026	(388)	17,609	(4,539)	27,635	(4,927)
Corporate securities	14,828	(1,172)	—	—	14,828	(1,172)
Collateralized loan obligations	—	—	4,876	(146)	4,876	(146)
Residential government-sponsored collateralized mortgage obligations	22,343	(1,375)	4,252	(673)	26,595	(2,048)
Government-sponsored agency securities	1,484	(16)	13,132	(3,087)	14,616	(3,103)
Agency commercial mortgage-backed securities	13,031	(371)	24,386	(4,392)	37,417	(4,763)
SBA pool securities	529	(38)	3,243	(49)	3,772	(87)
Total	$85,725	$(5,628)	$146,781	$(27,109)	$232,506	$(32,737)

	Less than 12 months		12 Months or More		Total
December 31, 2022	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$9,457	$(1,002)	$58	$(5)	$9,515	$(1,007)
Obligations of states and political subdivisions	1,255	(46)	—	—	1,255	(46)
Residential government-sponsored collateralized mortgage obligations	75	(4)	181	(17)	256	(21)
Total	$10,787	$(1,052)	$239	$(22)	$11,026	$(1,074)

4.          LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Loans held for sale, at fair value	$57,691	$27,626

Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied (1)	$455,397	$459,866
Commercial real estate - non-owner occupied	578,600	579,733
Secured by farmland	5,044	5,970
Construction and land development	164,742	148,690
Residential 1-4 family	606,226	609,694
Multi-family residential	127,857	140,321
Home equity lines of credit	59,670	65,152
Total real estate loans	1,997,536	2,009,426

Commercial loans (2)	602,623	520,741
Paycheck Protection Program loans	2,023	4,564
Consumer loans	611,583	405,278
Total Non-PCD loans	3,213,765	2,940,009
PCD loans	5,649	6,628
Total loans held for investment	$3,219,414	$2,946,637

(1)	Includes $7.7 million related to loans collateralizing secured borrowings.
(2)	Includes $12.8 million related to loans collateralizing secured borrowings.

The accounting policy related to the allowance for credit losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the expected losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $20.1 million and $10.8 million at December 31, 2023 and 2022, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of December 31, 2023 and 2022 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2023	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$75	$—	$219	$294	$455,103	$455,397
Commercial real estate - non-owner occupied	1,155	—	—	1,155	577,445	578,600
Secured by farmland	—	—	—	—	5,044	5,044
Construction and land development	26	143	—	169	164,573	164,742
Residential 1-4 family	1,850	838	1,376	4,064	602,162	606,226
Multi- family residential	—	—	—	—	127,857	127,857
Home equity lines of credit	416	378	556	1,350	58,320	59,670
Commercial loans	40	588	1,203	1,831	600,792	602,623
Paycheck Protection Program loans	18	—	1,714	1,732	291	2,023
Consumer loans	3,805	2,093	310	6,208	605,375	611,583
Total Non-PCD loans	7,385	4,040	5,378	16,803	3,196,962	3,213,765
PCD loans	2,061	128	1,241	3,430	2,219	5,649
Total	$9,446	$4,168	$6,619	$20,233	$3,199,181	$3,219,414

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2022	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$55	$—	$—	$55	$459,811	$459,866
Commercial real estate - non-owner occupied	290	169	19,641	20,100	559,633	579,733
Secured by farmland	—	—	—	—	5,970	5,970
Construction and land development	46	—	—	46	148,644	148,690
Residential 1-4 family	2,180	410	304	2,894	606,800	609,694
Multi- family residential	—	—	—	—	140,321	140,321
Home equity lines of credit	431	96	249	776	64,376	65,152
Commercial loans	39	—	2,956	2,995	517,746	520,741
Paycheck Protection Program loans	16	15	3,360	3,391	1,173	4,564
Consumer loans	2,079	1,421	200	3,700	401,578	405,278
Total Non-PCD loans	5,136	2,111	26,710	33,957	2,906,052	2,940,009
PCD loans	—	—	1,328	1,328	5,300	6,628
Total	$5,136	$2,111	$28,038	$35,285	$2,911,352	$2,946,637

The amortized cost, by class, of loans and leases on nonaccrual status at December 31, 2023 and 2022, were as follows (in thousands):

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2023	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$219	$469	$688	$688
Secured by farmland	—	480	480	480
Construction and land development	—	23	23	23
Residential 1-4 family	1,376	1,437	2,813	2,813
Home equity lines of credit	556	571	1,127	1,127
Commercial loans	1,203	576	1,779	207
Consumer loans	310	634	944	944
Total Non-PCD loans	3,664	4,190	7,854	6,282
PCD loans	1,241	—	1,241	1,241
Total	$4,905	$4,190	$9,095	$7,523

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2022	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$—	$509	$509	$509
Commercial real estate - non-owner occupied	19,641	—	19,641	19,641
Secured by farmland	—	713	713	713
Construction and land development	—	29	29	29
Residential 1-4 family	304	8,995	9,299	9,299
Home equity lines of credit	249	301	550	550
Commercial loans	2,956	121	3,077	121
Paycheck Protection Program loans	—	4	4	4
Consumer loans	200	134	334	299
Total Non-PCD loans	23,350	10,806	34,156	31,165
PCD loans	1,328	—	1,328	1,328
Total	$24,678	$10,806	$35,484	$32,493

There were $1.7 million and $3.4 million of Paycheck Protection Program (“PPP”) loans greater than 90 days past due and still accruing at December 31, 2023 and 2022, respectively.

The following table presents nonaccrual loans as of December 31, 2023 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$219	$—	$—	$469	$—	$—	$688
Secured by farmland	—	—	—	—	—	480	—	—	480
Construction and land development	—	—	—	—	—	23	—	—	23
Residential 1-4 family	—	585	—	40	160	1,811	—	217	2,813
Home equity lines of credit	—	—	—	—	—	75	1,035	17	1,127
Commercial loans	—	—	383	—	—	1,049	—	347	1,779
Consumer loans	7	453	474	—	9	1	—	—	944
Total non-PCD nonaccruals	7	1,038	1,076	40	169	3,908	1,035	581	7,854
PCD loans	—	—	—	—	—	1,241	—	—	1,241
Total nonaccrual loans	$7	$1,038	$1,076	$40	$169	$5,149	$1,035	$581	$9,095

Interest received on nonaccrual loans was $0.5 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.

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

During the year ended December 31, 2023, on an amortized cost basis, five other consumer loans totaling $288 thousand, two loans secured by first liens totaling $949 thousand and two loans secured by owner occupied real estate totaling $416 thousand were modified to borrowers experiencing financial difficulty, representing 0.07%, 0.07% and 0.21% of their respective total loan segments.

In the secured by first liens segment one loan, with an amortized cost of $857 thousand, resumed contractual payments in August after a six month deferral of principal and interest granted in the first quarter, and has experienced no payment delinquencies since modification. Also in the secured by first liens pool one loan with an amortized cost of $92 thousand was modified in the fourth quarter to reduce principal and interest payments beginning November 2023 and is currently 29 days past due. Prior to modification, total contractual payments for the quarter for this loan would have totaled $4 thousand.

Two loans secured by owner-occupied real estate totaling $416 thousand in amortized cost were modified in the second quarter to allow for re-amortization of the balance over a 25 year period, while maintaining the original maturity date of February and July 2027 and both loans have paid as agreed since modification.

In the other consumer loan segment, two loans to one borrower totaling $180 thousand in amortized cost received four months of principal and interest payment deferrals in the second quarter, and returned to contractual payments in August 2023. Both loans are currently 90 days past due.

One loan with $63 thousand in amortized cost, was modified in the third quarter with reduced monthly payments of $3 thousand for the remaining 84-month term with no change to the original rate or maturity. This other consumer loan is paying as agreed.

In the fourth quarter, one consumer loan, with $30 thousand in amortized cost was modified to interest only payments for nine months, with principal and interest payments to resume June 2024. Total contractual payments, prior to modification, for the quarter would have been $645. This other consumer loan is paying as agreed.

Also, in the fourth quarter, one consumer loan totaling $15 thousand in amortized cost restructured to interest only payments for eleven months, with a return to principal and interest payments in August 2024. Total contractual payments for this loan prior to modification for the quarter would have been $549. This other consumer loan is paying as agreed.

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

Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable. Primis had no loans classified as Doubtful as of December 31, 2023 or 2022.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2023 (in thousands):

									Revolving
									Loans
								Revolving	Converted
	2023	2022	2021	2020	2019	Prior		Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$42,262	$97,259	$61,316	$17,914	$23,675		$191,674	$4,054	$6,503	$444,657
Special Mention	—	—	—	—	—		5,368	—	—	5,368
Substandard	—	—	219	—	95		5,058	—	—	5,372
Doubtful	—	—	—	—	—		—	—	—	—
	$42,262	$97,259	$61,535	$17,914	$23,770		$202,100	$4,054	$6,503	$455,397
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.52	3.35	3.44	3.38	3.37		3.54	3.46	3.97	3.48
Commercial real estate - nonowner occupied
Pass	$19,474	$65,355	$119,065	$42,781	$37,446		$282,497	$1,847	$5,856	$574,321
Special Mention	—	—	—	1,529	—		2,750	—	—	4,279
Substandard	—	—	—	—	—		—	—	—	—
Doubtful	—	—	—	—	—		—	—	—	—
	$19,474	$65,355	$119,065	$44,310	$37,446		$285,247	$1,847	$5,856	$578,600
Current period gross charge offs	$—	$—	$—	$—	$—		$1,170	$—	$—	$1,170
Weighted average risk grade	3.09	3.35	3.08	3.83	3.95		3.64	3.44	2.86	3.50
Secured by farmland
Pass	$361	$—	$10	$98	$—		$3,333	$607	$155	$4,564
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		480	—	—	480
Doubtful	—	—	—	—	—		—	—	—	—
	$361	$—	$10	$98	$—		$3,813	$607	$155	$5,044
Current period gross charge offs	$—	$—	$—	$—	$—	$		$—	$—	$—
Weighted average risk grade	3.81	N/A	4.00	4.00	N/A		4.04	4.00	3.11	3.99
Construction and land development
Pass	$32,496	$41,304	$72,337	$512	$2,478		$13,912	$727	$1	$163,767
Special Mention	—	—	—	—	—		952	—	—	952
Substandard	—	—	—	—	—		23	—	—	23
Doubtful	—	—	—	—	—		—	—	—	—
	$32,496	$41,304	$72,337	$512	$2,478		$14,887	$727	$1	$164,742
Current period gross charge offs	$—	$—	$—	$—	$—		$2	$—	$—	$2
Weighted average risk grade	3.44	3.06	3.40	3.37	3.29		3.44	3.41	4.00	3.33
Residential 1-4 family
Pass	$37,097	$163,464	$148,845	$40,697	$56,117		$148,066	$3,293	$2,499	$600,078
Special Mention	—	1,036	—	—	—		511	—	—	1,547
Substandard	—	585	—	40	160		3,328	—	488	4,601
Doubtful	—	—	—	—	—		—	—	—	—
	$37,097	$165,085	$148,845	$40,737	$56,277		$151,905	$3,293	$2,987	$606,226
Current period gross charge offs	$—	$—	$—	$—	$572		$198	$—	$—	$770
Weighted average risk grade	3.10	3.10	3.04	3.07	3.08		3.25	3.62	3.50	3.12
Multi- family residential
Pass	$544	$8,105	$21,404	$17,738	$6,925		$68,238	$3,360	$619	$126,933
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		637	—	287	924
Doubtful	—	—	—	—	—		—	—	—	—
	$544	$8,105	$21,404	$17,738	$6,925		$68,875	$3,360	$906	$127,857
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.00	3.70	3.00	3.91	3.00		3.35	3.97	4.63	3.40
Home equity lines of credit
Pass	$521	$487	$417	$48	$72		$3,012	$52,923	$856	$58,336
Special Mention	—	—	—	—	—		—	111	—	111
Substandard	—	—	—	—	—		75	1,131	17	1,223
Doubtful	—	—	—	—	—		—	—	—	—
	$521	$487	$417	$48	$72		$3,087	$54,165	$873	$59,670
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$32	$—	$32
Weighted average risk grade	3.01	3.00	3.00	3.00	3.00		3.95	3.10	3.93	3.15
Commercial loans
Pass	$155,238	$269,011	$50,804	$5,683	$2,370		$30,240	$78,984	$7,104	$599,434
Special Mention	—	—	—	21	114		—	1,180	—	1,315
Substandard	—	—	383	212	56		1,223	—	—	1,874
Doubtful	—	—	—	—	—		—	—	—	—
	$155,238	$269,011	$51,187	$5,916	$2,540		$31,463	$80,164	$7,104	$602,623
Current period gross charge offs	$—	$—	$—	$17	$—		$1,240	$1,597	$—	$2,854
Weighted average risk grade	2.97	3.10	3.35	3.41	4.02		3.50	3.26	3.70	3.14

									Revolving
									Loans
								Revolving	Converted
	2023	2022	2021	2020		2019	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$1,087		$936	$—	$—	$—	$—	$2,023
Special Mention	—	—	—		—	—	—	—	—	—
Substandard	—	—	—		—	—	—	—	—	—
Doubtful	—	—	—		—	—	—	—	—	—
	$—	$—	$1,087		$936	$—	$—	$—	$—	$2,023
Current period gross charge offs	$—	$—	$—	$		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	2.00		2.00	N/A	N/A	N/A	N/A	2.00
Consumer loans
Pass	$294,825	$277,640	$25,695		$916	$89	$3,661	$6,998	$368	$610,192
Special Mention	—	—	—		—	—	63	—	—	63
Substandard	8	831	479		—	9	1	—	—	1,328
Doubtful	—	—	—		—	—	—	—	—	—
	$294,833	$278,471	$26,174		$916	$98	$3,725	$6,998	$368	$611,583
Current period gross charge offs	$2,379	$7,910	$621		$3	$—	$944	$9	$	$11,866
Weighted average risk grade	3.43	2.59	3.55		4.00	4.13	5.81	2.80	N/A	3.06
PCD
Pass	$—	$—	$—		$—	$—	$2,842	$—	$—	$2,842
Special Mention	—	—	—		—	—	1,295	—	—	1,295
Substandard	—	—	—		—	—	1,512	—	—	1,512
Doubtful	—	—	—		—	—	—	—	—	—
	$—	$—	$—		$—	$—	$5,649	$—	$—	$5,649
Current period gross charge offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A		N/A	N/A	4.66	N/A	N/A	4.66
Total	$582,826	$925,077	$502,061		$129,125	$129,606	$770,751	$155,215	$24,753	$3,219,414
Current period gross charge offs	$2,379	$7,910	$621		$20	$572	$3,554	$1,638	$—	$16,694
Weighted average risk grade	3.28	3.00	3.20		3.50	3.40	3.52	3.22	3.59	3.26

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2022 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$116,545	$58,202	$19,178	$21,985	$27,397	$202,484	$3,389	$6,740	$455,920
Special Mention	—	—	—	—	—	988	—	—	988
Substandard	—	—	—	—	—	2,958	—	—	2,958
Doubtful	—	—	—	—	—	—	—	—	—
	$116,545	$58,202	$19,178	$21,985	$27,397	$206,430	$3,389	$6,740	$459,866
Weighted average risk grade	3.25	3.45	3.38	3.27	3.43	3.50	3.52	3.96	3.42
Commercial real estate - nonowner occupied
Pass	$28,128	$126,291	$44,696	$41,631	$55,702	$228,735	$4,173	$3,065	$532,421
Special Mention	—	—	1,566	—	926	24,580	—	601	27,673
Substandard	—	—	—	—	13,066	6,573	—	—	19,639
Doubtful	—	—	—	—	—	—	—	—	—
	$28,128	$126,291	$46,262	$41,631	$69,694	$259,888	$4,173	$3,666	$579,733
Weighted average risk grade	3.36	3.16	3.82	3.95	4.01	3.82	2.87	3.33	3.68
Secured by farmland
Pass	$141	$16	$110	$—	$—	$2,279	$1,697	$85	$4,328
Special Mention	—	—	—	—	—	649	—	112	761
Substandard	—	—	—	6	—	875	—	—	881
Doubtful	—	—	—	—	—	—	—	—	—
	$141	$16	$110	$6	$—	$3,803	$1,697	$197	$5,970
Weighted average risk grade	4.00	4.00	4.00	6.00	N/A	4.20	3.98	3.70	4.13
Construction and land development
Pass	$44,253	$73,226	$847	$3,006	$6,937	$19,553	$822	$17	$148,661
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	29	—	—	29
Doubtful	—	—	—	—	—	—	—	—	—
	$44,253	$73,226	$847	$3,006	$6,937	$19,582	$822	$17	$148,690
Weighted average risk grade	3.21	3.06	3.60	3.42	3.17	3.69	3.36	4.00	3.20
Residential 1-4 family
Pass	$152,178	$157,233	$43,812	$61,268	$40,707	$138,782	$1,837	$3,437	$599,254
Special Mention	—	—	—	—	—	30	—	—	30
Substandard	285	—	—	8,099	—	1,310	—	716	10,410
Doubtful	—	—	—	—	—	—	—	—	—
	$152,463	$157,233	$43,812	$69,367	$40,707	$140,122	$1,837	$4,153	$609,694
Weighted average risk grade	3.09	3.04	3.07	3.41	3.13	3.23	3.92	3.54	3.15
Multi- family residential
Pass	$9,953	$21,927	$18,338	$7,064	$1,804	$75,370	$4,192	$676	$139,324
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	702	—	295	997
Doubtful	—	—	—	—	—	—	—	—	—
	$9,953	$21,927	$18,338	$7,064	$1,804	$76,072	$4,192	$971	$140,321
Weighted average risk grade	3.58	3.00	3.90	3.00	3.21	3.31	4.00	4.61	3.37
Home equity lines of credit
Pass	$463	$431	$52	$63	$230	$4,093	$58,312	$957	$64,601
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	54	476	21	551
Doubtful	—	—	—	—	—	—	—	—	—
	$463	$431	$52	$63	$230	$4,147	$58,788	$978	$65,152
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.94	3.05	3.89	3.12
Commercial loans
Pass	$295,459	$59,642	$7,332	$6,658	$9,228	$19,830	$100,407	$17,381	$515,937
Special Mention	—	396	64	74	—	—	519	388	1,441
Substandard	—	—	5	90	—	1,678	1,590	—	3,363
Doubtful	—	—	—	—	—	—	—	—	—
	$295,459	$60,038	$7,401	$6,822	$9,228	$21,508	$102,516	$17,769	$520,741
Weighted average risk grade	3.14	3.41	3.38	3.90	3.42	3.70	3.47	3.33	3.29
Paycheck Protection Program loans
Pass	$—	$2,119	$2,435	$—	$—	$—	$—	$—	$4,554
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	10	—	—	—	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$2,129	$2,435	$—	$—	$—	$—	$—	$4,564
Weighted average risk grade	N/A	2.02	2.00	N/A	N/A	N/A	N/A	N/A	2.01

								Revolving
								Loans
							Revolving	Converted
	2022	2021	2020	2019	2018	Prior	Loans	To Term	Total
Consumer loans
Pass	$365,842	$29,184	$1,493	$340	$534	$4,319	$2,918	$—	$404,630
Special Mention	—	—	—	—	—	65	—	—	65
Substandard	70	513	—	—	—	—	—	—	583
Doubtful	—	—	—	—	—	—	—	—	—
	$365,912	$29,697	$1,493	$340	$534	$4,384	$2,918	$—	$405,278
Weighted average risk grade	3.24	3.74	3.99	3.98	4.00	4.02	3.81	N/A	3.30
PCD
Pass	$—	$—	$—	$—	$—	$3,692	$—	$—	$3,692
Special Mention	—	—	—	—	—	1,320	—	—	1,320
Substandard	—	—	—	—	—	1,616	—	—	1,616
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$6,628	$—	$—	$6,628
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.54	N/A	N/A	4.54
Total	$1,013,317	$529,190	$139,928	$150,284	$156,531	$742,564	$180,332	$34,491	$2,946,637
Weighted average risk grade	3.20	3.19	3.48	3.54	3.60	3.57	3.35	3.53	3.36

Revolving loans that converted to term during 2023 and 2022 were as follows (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022
Commercial real estate - owner occupied	$2	$—
Commercial real estate - non-owner occupied	2,865	3,065
Secured by farmland	—	198
Residential 1-4 family	133	1,492
Multi- family residential	—	676
Home equity lines of credit	—	832
Commercial loans	684	13,309
Consumer loans	368	—
Total loans	$4,052	$19,572

There were no foreclosed residential real estate property held as of both December 31, 2023 and 2022. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $0.8 million and $0.1 million as of December 31, 2023 and 2022, respectively.

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

In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. For allowance modeling purposes, our loan pools include but are not limited to (i) commercial real estate - owner occupied, (ii) commercial real estate - non-owner occupied, (iii) construction and land development, (iv) commercial, (v) agricultural loans, (vi) residential 1-4 family and (vii) consumer loans. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. For each loan pool, we measure expected credit losses over the life of each loan utilizing a combination of inputs: (i) probability of default, (ii) probability of attrition, (iii) loss given default and (iv) exposure at default. Internal data is supplemented by, but not replaced by, peer data when required, primarily to determine the probability of default input. The various pool-specific inputs may be adjusted for current macroeconomic assumptions. Significant macroeconomic variables utilized in our allowance models include, among other things, (i) Virginia (VA) Gross Domestic Product, (ii) VA House Price Index, and (iii) VA unemployment rates.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of December 31, 2023 and 2022, calculated in accordance with ASC 326 (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$3,981	$5,024	$2	$745	$4,559	$1,144	$332	$4,493	$20,098	$—	$40,378
Q-factor and other qualitative adjustments	274	798	29	384	379	446	32	1,246	—	—	3,588
Specific allocations	—	—	—	—	—	—	—	581	5,990	1,672	8,243
Total	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$5,297	$6,652	$4	$997	$3,579	$1,814	$310	$5,006	$3,851	$—	$27,510
Q-factor and other qualitative adjustments	261	495	21	376	512	387	19	654	2	—	2,727
Specific allocations	—	—	—	—	—	—	—	2,193	42	2,072	4,307
Total	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544

As part of management’s ongoing review process and as an annual requirement, during the third quarter of 2023 the Company refreshed and recalibrated the historical loss rates, forecast assumptions, and qualitative factor framework of the CECL model. Management considered the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. Qualitative reserve adjustments were driven by key risk indicators, that management tracked on a pool-by-pool basis, which included loan-to-value, borrower debt service coverage exceptions and large concentrations. Updated peer groups were also determined in collaboration with the Company’s CECL consultant. Management included banks in Virginia, Maryland, North Carolina, and Pennsylvania that were between $2.0 billion and $10.0 billion in asset size and between $5.0 billion and $20.0 billion, based on a national geography, for the national peer group. The peer group population was further narrowed using statistical analysis with a focus on total loans, percent of charge-offs, portfolio yields, and percent of charge-offs during recession. While the asset range and geography were unchanged from the prior iteration, changes in the Primis portfolio and the portfolios of other institutions resulted in changes to the final peer groups. The most notable changes are in the commercial industrial and consumer peer groups.  The commercial industrial peer group displayed less risk, while the consumer peer group displayed more risk than the prior year. Other segments’ groups are mostly consistent. The loss given default values, applied to this year’s refresh, decreased across all segments and resulted in downward reserve estimates. Generally, the updated loss drivers displayed lower default expectations as compared to the prior models.

As of December 31, 2023, the Company re-assessed the actual credit loss experience assumptions utilized in its CECL model related to the Consumer Program loan portfolio. Prior to this date the Company utilized a combination of credit loss history of the national consumer peer group as well as the limited credit loss experience in the Consumer Program portfolio as a whole in estimating credit losses for the portfolio. Based on the Company’s re-assessment it identified sustained trends over a sufficient period of time that should be considered in the assumptions used to model expected credit losses on the portfolio. Specifically, the Company identified credit loss trends correlated to borrower FICO bands and as a result credit loss history by borrower FICO band has been incorporated into the CECL model for the Consumer Program portfolio as of and for the year end December 31, 2023. The Company incorporated this change to the actual credit loss history assumptions because it determined the credit losses on this portfolio have been and are expected to continue to be concentrated in specific FICO bands and the continued use of less granular credit loss assumptions is not expected to be representative of future expected credit losses in this portfolio. This change in the use of credit loss history based on FICO bands is accounted for prospectively as a change in accounting estimate in accordance with U.S. GAAP. The Company’s modeled expected credit loss allowance for the Consumer Portfolio would have been $7.2 million higher using the prior assumptions.

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the years ended December 31, 2023 and 2022 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Year Ended December 31, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544
Provision (recovery)	(1,303)	(265)	6	(354)	1,453	(611)	62	373	33,579	(400)	32,540
Charge offs	—	(1,170)	—	(2)	(770)	—	(32)	(2,854)	(11,866)	—	(16,694)
Recoveries	—	110	—	112	164	—	5	948	480	—	1,819
Ending balance	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209

Year Ended December 31, 2022
Allowance for credit losses:
Beginning balance	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$29,105
Provision (recovery)	1,010	2,644	(31)	375	444	(1,079)	(97)	3,167	5,047	(209)	11,271
Charge offs	(14)	(5,027)	—	—	—	—	(14)	(1,040)	(1,974)	—	(8,069)
Recoveries	—	502	—	—	59	—	3	1,638	35	—	2,237
Ending balance	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544

Generally, a commercial loan, or a portion thereof, is charged-off when it is determined, through the analysis of any available current financial information with regards to the borrower, that the borrower is incapable of servicing unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance is pending or, in the case of secured debt, when it is determined, through analysis of current information with regards to our collateral position, that amounts due from the borrower are in excess of the calculated current fair value of the collateral. Losses on installment loans are recognized in accordance with regulatory guidelines.  All other consumer loan losses are recognized when delinquency exceeds 120 cumulative days with the exception of the Consumer Program loans that are charged-off once they are 90 days past due.

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$5,404	$—	$2,795	$—
Commercial real estate - non-owner occupied	—	—	19,641	—
Secured by farmland	480	—	525	—
Residential 1-4 family	2,695	—	9,636	—
Multi- family residential	923	—	996	—
Home equity lines of credit	290	—	21	—
Commercial loans	2,930	581	2,979	2,193
Consumer loans	6,002	5,990	259	42
Total non-PCD loans	18,724	6,571	36,852	2,235
PCD loans	5,649	1,672	6,628	2,072
Total loans	$24,373	$8,243	$43,480	$4,307

The following table presents a breakdown between loans that were evaluated on an individual basis and identified as collateral dependent loans and non-collateral dependent loans, by loan portfolio segment and their collateral value as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
		Non		Non
	Collateral	Collateral	Collateral	Collateral
	Dependent	Dependent	Dependent	Dependent
	Assets	Assets	Assets	Assets
Commercial real estate - owner occupied	$5,986	$—	$4,129	$—
Commercial real estate - non-owner occupied	1,365	—	26,108	—
Secured by farmland	1,338	—	1,352	—
Construction and land development	65	—	72	—
Residential 1-4 family	3,512	—	10,874	—
Multi- family residential	925	—	998	—
Home equity lines of credit	289	—	20	—
Commercial loans	2,097	—	4,279	16
Consumer loans	—	393	—	261
Total loans	$15,577	$393	$47,832	$277

Collateral value	$30,907	$12	$79,543	$224

5. DERIVATIVES

Consumer Program Derivative

The Company has a derivative instrument in connection with its agreement with a third-party that originates loans  that are held on the Company’s balance sheet. The third-party provides credit support and reimbursement for lost interest under the agreement and the Company provides performance fees to the third-party on performing loans. Specifically, a portion of the originated loans are originated with a promotional period where interest accrues on the loans but is not owed to the Company unless and until the loan begins to amortize. If the borrower prepays the principal on the loan prior to the end of the promotional period the accrued interest is waived, but becomes due to the Company from the third-party under the agreement. This expected payment of waived interest to the Company along with performance fees due to the third-party comprise the value of the derivative.  The fair value of the derivative instrument was an asset of $10.8 million and a liability of  $0.5 million as of December 31, 2023 and 2022, respectively. The underlying cash flows were $12.4 million and $1.3 million as of December 31, 2023 and 2022, respectively. The Company calculates the fair value of this derivative using a discounted cash flow model using inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate the fair value. The most significant inputs and assumptions in determining the value of the derivative are noted below ($ in thousands):

	December 31, 2023
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$25,661	$35,334	$ n/a
Remaining cumulative promotional prepayments	$41,085	$75,086	$49,716
Average life (years)	n/a	n/a	1.0
Discount rate	4.63%	14.64%	14.64%

	December 31, 2022
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$—	$6,777	$ n/a
Remaining cumulative promotional prepayments	$26,211	$47,902	$30,251
Average life (years)	n/a	n/a	2.2
Discount rate	4.21%	14.25%	8.53%

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

The key unobservable inputs used in determining the fair value of IRLCs are as follows for the year ended December 31, 2023 and 2022:

2023 Inputs
Average pullthrough rates	77.20%
Average costs to originate	1.36%

2022 Inputs
Average pullthrough rates	80.78%
Average costs to originate	4.77%

The following summarizes derivative and non-derivative financial instruments as of December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$611	$23,077
Derivative liabilities	$200	$62,250
(1) Pullthrough rate adjusted
	December 31, 2023
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$91	$4,677

	December 31, 2022
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$921	$25,368
Derivative liabilities	$98	$25,028
(1) Pullthrough rate adjusted
	December 31, 2022
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$18	$2,658

The notional amounts of mortgage loans held for sale not committed to investors was $46.2 million and $20.0 million as of December 31, 2023 and 2022, respectively.

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

Loans Held for Investment and Interest Rate Swaps

The Company entered into interest rate swaps on a portion of its loans held for investment portfolio that are accounted for at fair value on a recurring basis. The swaps are valued using significant other observable inputs including prices observed for similar exchange traded instruments and are therefore classified in Level 2. The related loans held for investment are measured using remaining designated cash flows of the hedged item based on the inception benchmark rate component of the contractual coupon cash flows, discounted at the benchmark interest rate being hedged are therefore classified in Level 2.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$96,808	$—	$96,808	$—
Obligations of states and political subdivisions	30,080	—	30,080	—
Corporate securities	14,048	—	14,048	—
Collateralized loan obligations	4,982	—	4,982	—
Residential government-sponsored collateralized mortgage obligations	34,471	—	34,471	—
Government-sponsored agency securities	13,711	—	13,711	—
Agency commercial mortgage-backed securities	30,110	—	30,110	—
SBA pool securities	4,210	—	4,210	—
	228,420	—	228,420	—
Loans held for investment	248,906	—	248,906	—
Loans held for sale	57,691	—	57,691	—
Consumer Program derivative	10,806	—	—	10,806
Mortgage banking financial assets	91	—	—	91
Mortgage banking derivative assets	611	—	—	611
Interest rate swaps	1,068	—	1,068	—
Total assets	$547,593	$—	$536,085	$11,508

Liabilities:
Mortgage banking derivative liabilities	$200	—	$—	$200
Total liabilities	$200	$—	$—	$200

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$102,881	$—	$102,881	$—
Obligations of states and political subdivisions	29,178	—	29,178	—
Corporate securities	14,828	—	14,828	—
Collateralized loan obligations	4,876	—	4,876	—
Residential government-sponsored collateralized mortgage obligations	26,595	—	26,595	—
Government-sponsored agency securities	14,616	—	14,616	—
Agency commercial mortgage-backed securities	37,417	—	37,417	—
SBA pool securities	5,924	—	5,924	—
	236,315	—	236,315	—
Loans held for sale	27,626	—	27,626	—
Mortgage banking financial assets	21	—	—	21
Mortgage banking derivative assets	945	—	921	24
Total assets	$264,907	$—	$264,862	$45

Liabilities:
Consumer Program derivative	$473	$—	$—	$473
Mortgage banking financial liabilities	4	—	—	4
Mortgage banking derivative liabilities	122	—	115	7
Total liabilities	$599	$—	$115	$484

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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$15,577	$—	$—	$15,577
Assets held for sale	6,735	—	—	6,735

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$47,832	$—	$—	$47,832
Assets held for sale	3,115	—	—	3,115

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		December 31, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$77,553	$77,553	$77,859	$77,859
Securities available-for-sale	Level 2	228,420	228,420	236,315	236,315
Securities held-to-maturity	Level 2	11,650	10,839	13,520	12,449
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	14,246	14,246	25,815	25,815
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 2 and 3	3,167,205	3,068,663	2,912,093	2,809,163
Loans held for sale	Level 2	57,691	57,691	27,626	27,626
Consumer Program derivative	Level 3	10,806	10,806	—	—
Mortgage banking financial assets	Level 3	91	91	21	21
Mortgage banking derivative assets	Level 2 and 3	611	611	945	945
Interest rate swaps	Level 2	1,068	1,068	—	—
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,245,969	$1,245,969	$1,200,259	$1,200,259
Money market and savings accounts	Level 2	1,578,288	1,578,288	1,057,151	1,057,151
Time deposits	Level 3	445,898	443,765	465,057	462,376
Securities sold under agreements to repurchase	Level 1	3,044	3,044	6,445	6,445
FHLB advances	Level 1	30,000	30,000	325,000	325,000
Junior subordinated debt	Level 2	9,830	9,039	9,781	9,181
Senior subordinated notes	Level 2	85,765	84,513	85,531	84,347
Secured borrowings	Level 3	20,393	20,393	—	—
Consumer Program derivative	Level 3	—	—	473	473
Mortgage banking financial liabilities	Level 3	—	—	4	4
Mortgage banking derivative liabilities	Level 2 and 3	200	200	122	122

Carrying amount is the estimated fair value for cash and cash equivalents, loans held for sale, mortgage banking financial assets and liabilities, mortgage banking derivative assets and liabilities, Consumer Program derivative asset and liability, interest rate swaps, demand deposits, savings accounts, money market accounts, FHLB advances, secured borrowings and securities sold under agreements to repurchase.

Fair value of junior subordinated debt and senior subordinated notes are based on current rates for similar financing. Carrying amount of Federal Reserve Bank and FHLB stock is a reasonable estimate of fair value as these securities are not readily marketable and are based on the ultimate recoverability of the par value. The fair value of off-balance-sheet items is not considered material. Fair value of net loans, time deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion.

7.          BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Land	$4,867	$7,112
Land improvements	1,502	1,558
Building and improvements	18,131	20,475
Leasehold improvements	3,885	3,033
Furniture, fixtures, equipment and software	9,730	11,341
Construction in progress	30	139
	38,145	43,658
Less accumulated depreciation and amortization	17,534	18,401
Bank premises and equipment, net	$20,611	$25,257

  Depreciation and amortization expense related to bank premises and equipment for 2023, 2022 and 2021 was $2.4 million, $2.5 million and $2.4 million, respectively.

8. LEASES

The Company leases certain premises under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At December 31, 2023 and 2022, the Company had operating lease liabilities totaling $11.7 million and $5.8 million, respectively, and right-of-use assets totaling $10.6 million and $5.3 million, respectively, related to these leases. We do not currently have any financing leases. For the year ended December 31, 2023 and 2022, our net operating lease costs were $2.5 million and $2.3 million, respectively. These net operating lease costs are reflected in occupancy expenses on our consolidated statements of income and comprehensive income (loss).

The following table presents other information related to our operating leases:

	For the Year Ended
	December 31, 2023	December 31, 2022
Other information:
Weighted-average remaining lease term - operating leases, in years	7.2	4.9
Weighted-average discount rate - operating leases	3.9%	2.9%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	December 31, 2023
Lease payments due:
2024	$1,907
2025	1,958
2026	1,925
2027	1,911
2028	1,839
Thereafter	4,054
Total lease payments	13,594
Less: imputed interest	(1,908)
Lease liabilities	$11,686

As of December 31, 2023, the Company did not have any operating leases that had not yet commenced that would create additional lease liabilities and right-of-use assets for the Company. The amount of expense recognized for the year ended December 31, 2023 related to short-term leases was $0.6 million.

9.          GOODWILL AND INTANGIBLE ASSETS

Goodwill

Primis has $93.5 million and $104.6 million of goodwill at December 31, 2023 and 2022, respectively. Goodwill is primarily related to the acquisition of other banks before 2022 and PMC in 2022.

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Our annual assessment occurs as of September 30th every year. For our annual 2023 assessment, as described in Note 1, we performed a step one quantitative assessment to determine if the fair value of our reporting units were less than their carrying amounts. The Company determined, based on the assessments, that the PMC reporting unit fair value was more than the carrying amount and the Bank reporting unit fair value was less than its carrying amount. The Company recorded an impairment of $11.15 million in the December 31, 2023 income statement related to the Bank reporting unit.

No impairment was indicated in 2022 or 2021 for any of the Company’s reporting units based on the annual impairment assessments in prior years.

Intangible Assets

Intangible assets were as follows at year end (in thousands):

	December 31, 2023
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable intangibles	$17,620	$(15,662)	$1,958

	December 31, 2022
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable intangibles	$17,620	$(14,366)	$3,254

Estimated amortization expense of intangibles for the years ended December 31 were as follows (in thousands):

2024	$1,292
2025	629
2026	27
2027	10
Total	$1,958

10.          DEPOSITS

At December 31, 2023, the scheduled maturities of time deposits are as follows (in thousands):

2024	$397,515
2025	36,867
2026	4,437
2027	4,797
2028	2,282
Total	$445,898

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2023 and 2022 was $123.7 million and $125.3 million, respectively. The following table sets forth the maturities of certificates of deposit of $250 thousand and over as of December 31, 2023 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$38,098	$40,423	$37,719	$7,464	$123,704

For our deposit agreements with certain customers, we hold collateral in a segregated custodial account and are required to maintain adequate collateral levels. In the event the collateral fair value falls below stipulated levels, we will pledge additional securities. We closely monitor collateral levels to ensure adequate levels are maintained, while mitigating the potential risk of over-collateralization.

11.         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased, Federal Reserve Board Discount Window, secured borrowings and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at December 31, 2023 and 2022 was $3.0 million and $6.5 million, respectively.

At December 31, 2023 and 2022, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $6.8 million and $14.2 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

Other borrowings consist of the following (in thousands):

	December 31,
	2023	2022

FHLB collateral advances maturing 10/15/2024	$30,000	$—
Short-term FHLB advances maturing 1/3/2023	—	50,000
Short-term FHLB advances maturing 1/13/2023	—	100,000
Short-term FHLB advances maturing 1/23/2023	—	50,000
Short-term FHLB advances maturing 1/27/2023	—	125,000
Total FHLB advances	30,000	325,000
Securities sold under agreements to repurchase	3,044	6,445
Total	$33,044	$331,445

Weighted average interest rate at year end	5.57%	4.19%

We repaid our short-term FHLB advances of $325.0 million that were outstanding as of December 31, 2022 and matured in the first quarter of 2023. As of December 31, 2023, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $596.1 million from the FHLB, of which the Company has used $30.0 million.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. Residential 1-4 family mortgage loans in the amount of approximately $364.6 million and $405.2 million were pledged as collateral for FHLB advances as of December 31, 2023 and 2022, respectively. HELOCs in the amount of approximately $31.6 million and $27.4 million were pledged as collateral for FHLB advances at December 31, 2023 and 2022, respectively. Commercial mortgage loans in the amount of approximately $199.9 million and $169.6 million were pledged as collateral for FHLB advances as of December 31, 2023 and 2022, respectively. No investment securities were pledged as collateral as of December 31, 2023 and $3.5 million were pledged as collateral as of December 31, 2022. At December 31, 2023, Primis Bank had available collateral to borrow an additional $466.1 million from the FHLB.

In June 2023, the Bank took the necessary steps to participate in the Federal Reserve discount window borrowing program. As of December 31, 2023, the Bank had borrowing capacity of $596.4 million within the program and has not borrowed under the program during the year.

In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) in response to industry disruption, offering loans with up to one year in maturity to eligible depository institutions in exchange for pledged collateral in the form of U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets. Borrowing capacity under the BTFP is based on the par value, not fair value, of the collateral. As of December 31, 2023, we had securities available of $117.2 million for utilization with the BTFP, but no borrowings were utilized during 2023. When the BTFP expires, the Bank plans to pledge qualifying securities to the Federal Reserve discount window.

Secured Borrowings

The Company transferred $23.4 million in principal balance of loans to another financial institution in 2023 that were accounted for as secured borrowings. The balance of secured borrowings was $20.4 million as of December 31, 2023 and the remaining amortized cost balance of the underlying loans was $20.5 million. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of December 31, 2023 and were all internally rated as “pass” loans as presented in our “credit quality indicators” section of “Note 4 – Loans and Allowance for Credit Losses”.  The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge-offs of the loans underlying the secured borrowings during the year ended December 31, 2023. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

12.         JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. At December 31, 2023 and 2022, there was $10.3 million outstanding, net of approximately $0.5 million and $0.6 million, respectively, of debt issuance costs. As of December 31, 2023 and 2022, the interest rate payable on the trust preferred securities was 8.59% and 7.69%, respectively. As of December 31, 2023, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027.  Interest is currently payable at an annual floating rate equal to three-month CME Term SOFR plus a tenor spread adjustment of 0.26% until maturity or early redemption. As of December 31, 2023, 60% of these notes qualified as Tier 2 capital.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. Interest is payable at an initial annual fixed rate of 5.40% and after September 1, 2025, at a floating rate equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 531 basis points. As of December 31, 2023, all of these notes qualified as Tier 2 capital.

As of December 31, 2023 and 2022, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1.2 million and $1.5 million, respectively.

13.         INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Net deferred tax assets at December 31, 2023 and 2022 consist primarily of the following (in thousands):

	2023	2022
Deferred tax assets:
Allowance for credit losses	$12,179	$8,370
Unearned loan fees and other	3,054	2,161
Other real estate owned write-downs	—	38
Lease liability	2,635	1,246
Net unrealized loss on investment securities available for sale	6,161	6,920
Federal low income housing credit carryforward	492	485
Deferred compensation	1,564	1,596
Capitalized research and experimental expenditures	1,790	—
Net operating loss	796
Other	2,122	2,089
Valuation allowance	(704)	—
Total deferred tax assets, net of valuation allowance	30,089	22,905
Deferred tax liabilities:
Right-of-use assets	2,449	1,200
Purchase accounting	974	917
Depreciation	767	748
Derivative asset	2,424	—
Other	1,080	166
Total deferred tax liabilities	7,694	3,031
Net deferred tax assets	$22,395	$19,874

The Company had a valuation allowance of $0.7 million related to PFH recorded against deferred tax assets as of December 31, 2023. No valuation allowance was deemed necessary on deferred tax assets in 2022. Management believed that the realization of the deferred tax assets was more likely than not based on the expectation that Primis will generate the necessary taxable income in future periods.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed as of December 31, 2023, 2022 or 2021. Primis and its subsidiaries file a consolidated U.S. federal income tax return, and Primis files Virginia and numerous other state income tax returns. Primis Bank files a North Carolina, a Maryland and an Arkansas state income tax return. These returns are subject to examination by taxing authorities for all years after 2019.

The provision for income taxes consists of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Current tax expense
Federal	$1,861	$5,982	$2,466
State	771	503	163
Total current tax expense	2,632	6,485	2,629

Deferred tax expense (benefit)
Federal	(2,699)	(3,234)	5,937
State	(1,000)	(66)	117
Total deferred tax expense (benefit)	(3,699)	(3,300)	6,054
Total income tax expense from continuing operations	(1,067)	3,185	8,683
Total income tax expense from discontinued operation	—	—	64
Total income tax expense	$(1,067)	$3,185	$8,747

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income for the years ended December 31, 2023, 2022 and 2021 due to the following (in thousands):

	2023	2022	2021
Computed expected tax expense at statutory rate	$(2,348)	$3,640	$8,309
Increase (decrease) in tax expense resulting from:
Remeasurement of deferred tax assets and liabilities	(531)	(148)	442
Low income housing tax credits, net of amortization	1	4	39
Income from bank-owned life insurance	(424)	(419)	(354)
Goodwill impairment	2,342	—	—
Research and development credit	(1,150)	—	—
Valuation allowance	704	—	—
State taxes, net	503	158	242
Other, net	(164)	(49)	5
Total income tax expense from continuing operations	(1,067)	3,185	8,683
Total income tax expense from discontinued operation	—	—	64
Total income tax expense	$(1,067)	$3,185	$8,747

During 2023, the Company recorded an adjustment of $0.5 million to reflect remeasurement of deferred taxes and liabilities driven by state rate changes in 2023. During 2021, the Company remeasured the beginning of year allowance for credit losses deferred tax asset by $0.4 million, net, to reflect an adjustment in the 2020 adoption of ASU 2016-13.

14.         EMPLOYEE BENEFITS

Primis has a 401(k) plan that allows all employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by Primis. The expense for 2023, 2022 and 2021 was $1.4 million, $1.3 million and $1.0 million, respectively.

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

The expense incurred for the deferred compensation plans in 2023, 2022 and 2021 was $0.3 million, $0.3 million and $0.4 million, respectively. The deferred compensation plan liability was $7.0 million and $7.4 million as of December 31, 2023 and 2022, respectively.

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

A summary of stock option activity for 2023 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	203,300	$11.41	1.3	$102
Forfeited	(4,000)	11.41
Expired	(131,000)	11.42
Exercised	(13,500)	10.90
Options outstanding, end of period	54,800	$11.49	1.7	64

Exercisable at end of period	54,800	$11.49	1.7	$64

There were no stock-based compensation expense associated with stock options for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for 2023 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	68,700	$14.24	2.4
Granted	13,000	8.83
Vested	(29,008)	13.71
Forfeited	(12,392)	11.56
Unvested restricted stock outstanding, end of period	40,300	$13.59	2.3

Stock-based compensation expense for time vested restricted stock awards totaled $0.7 million, $0.4 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, unrecognized compensation expense associated with restricted stock awards was $0.3 million.

A summary of performance-based restricted stock units (the “Units”) for 2023 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	153,960	$13.02	3.6
Granted	110,000	10.20
Forfeited	(19,250)	12.86
Unvested Units outstanding, end of period	244,710	11.77	3.1

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

The Company recognized $0.3 million of stock-based compensation expense during the year ended December 31, 2023 as a result of the probability of a portion of the Units vesting. During December 31, 2022 and 2021 the Company did not recognize any stock-based compensation expense associated with these Units because it was not probable that the Units will vest. The grant date fair value of these Units was $10.20 and $11.83 per Unit for the years ended December 31, 2023 and 2022, respectively. The potential unrecognized compensation expense associated with these Units was $4.4 million and $3.0 million, at December 31, 2023 and 2022, respectively.

16.         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Financial Instruments With Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $9.6 million and $10.7 million as of December 31, 2023 and 2022, respectively.

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

Allowance For Credit Losses - Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 4 - Loans and Allowance for Credit Losses, as if such commitments were funded. The allowance for credit losses on off-balance sheet credit exposures is reflected in other liabilities in our consolidated balance sheets.

The following table details activity in the allowance for credit losses on off-balance sheet credit exposures:

	2023	2022
Balance as of January 1	$1,416	$977
Credit loss expense	163	439
Balance as of December 31	$1,579	$1,416

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

We had $76.3 million of mortgage loan commitments outstanding as of December 31, 2023, all of which contractually expire within thirty years.

At December 31, 2023 and 2022, we had unfunded lines of credit and undisbursed construction loan funds totaling $473.1 million and $540.6 million, respectively, not all of which will ultimately be drawn. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate.

Primis also had commitments on subscription agreements entered into for investments in non-marketable equity securities of $1.6 million and $3.2 million, at December 31, 2023 and 2022, respectively.

17.         EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2023, 2022 and 2021 (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2023
Basic EPS	$(7,832)	24,639	$(0.32)
Effect of dilutive stock options and unvested restricted stock	—	—	—
Diluted EPS	$(7,832)	24,639	$(0.32)

For the year ended December 31, 2022
Basic EPS	$14,148	24,561	$0.58
Effect of dilutive stock options and unvested restricted stock	—	108	(0.01)
Diluted EPS	$14,148	24,669	$0.57

For the year ended December 31, 2021
Basic EPS from continuing operations	$30,883	24,438	$1.26
Effect of dilutive stock options and unvested restricted stock	—	163	—
Diluted EPS from continuing operations	$30,883	24,601	$1.26

Basic EPS from discontinued operation	$230	24,438	$0.01
Effect of dilutive stock options and unvested restricted stock	—	163	—
Diluted EPS from discontinued operation	$230	24,601	$0.01

    The Company had 54,800 anti-dilutive options as of December 31, 2023 and did not have any anti-dilutive options as of December 31, 2022 and 2021.

18.         REGULATORY MATTERS

Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At December 31, 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2023, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Primis Financial Corp.
Leverage ratio	$312,521	8.37%	$149,300	4.00%	n/a	n/a
Common equity tier 1 capital ratio	302,521	8.96%	152,011	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	312,521	9.25%	202,681	6.00%	n/a	n/a
Total risk-based capital ratio	453,931	13.44%	270,242	8.00%	n/a	n/a

Primis Bank
Leverage ratio	$364,874	9.80%	$148,989	4.00%	$186,236	5.00%
Common equity tier 1 capital ratio	364,874	10.88%	150,980	4.50%	218,082	6.50%
Tier 1 risk-based capital ratio	364,874	10.88%	201,306	6.00%	268,408	8.00%
Total risk-based capital ratio	406,663	12.12%	268,408	8.00%	335,510	10.00%

December 31, 2022
Primis Financial Corp.
Leverage ratio	$316,956	9.52%	$133,154	4.00%	n/a	n/a
Common equity tier 1 capital ratio	306,956	10.07%	137,135	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	316,956	10.40%	182,847	6.00%	n/a	n/a
Total risk-based capital ratio	436,649	14.33%	243,796	8.00%	n/a	n/a

Primis Bank
Leverage ratio	$373,225	11.24%	$132,850	4.00%	$166,063	5.00%
Common equity tier 1 capital ratio	373,225	12.40%	135,487	4.50%	195,703	6.50%
Tier 1 risk-based capital ratio	373,225	12.40%	180,649	6.00%	240,865	8.00%
Total risk-based capital ratio	409,185	13.59%	240,865	8.00%	301,081	10.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 4.12 % at December 31, 2023, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

19.         SEGMENT INFORMATION

The Company's management reporting process measures the performance of its operating segments based on internal operating structure, which is subject to change from time to time. As of December 31, 2023, the Company operates two reportable segments for management reporting purposes as discussed below:

Primis Bank. This segment specializes in providing financing services to businesses in various industries and deposit-related services to businesses, consumers and other customers. The primary source of revenue for this segment is net interest income from the origination of loans.

Primis Mortgage. This segment specializes in originating mortgages in a majority of the U.S. The primary source of revenue for this segment is, noninterest income and the origination and sale of mortgage loans.

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

	As of and for the year ended December 31, 2023
	Primis Mortgage	Primis Bank	Consolidated Company
($ in thousands)
Interest income	$2,813	$189,805	$192,618
Interest expense	—	93,907	93,907
Net interest income	2,813	95,898	98,711
Provision for credit losses	—	32,540	32,540
Noninterest income	17,674	27,576	45,250
Noninterest expense	20,153	102,447	122,600
Income before income taxes	334	(11,513)	(11,179)
Income tax expense (benefit)	3	(1,070)	(1,067)
Net income (loss)	$331	$(10,443)	$(10,112)
Total assets	$66,282	$3,790,264	$3,856,546

	As of and for the year ended December 31, 2022
	Primis Mortgage	Primis Bank	Consolidated Company
($ in thousands)
Interest income	$705	$122,582	$123,287
Interest expense	2	21,585	21,587
Net interest income	703	100,997	101,700
Provision for credit losses	—	11,271	11,271
Noninterest income	5,055	13,297	18,352
Noninterest expense	9,361	82,087	91,448
Income (loss) before income taxes	(3,603)	20,936	17,333
Income tax expense (benefit)	(752)	3,937	3,185
Net income (loss)	$(2,851)	$16,999	$14,148
Total assets	$31,398	$3,535,266	$3,566,664

20.         PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Primis Financial Corp. follows (in thousands):

CONDENSED BALANCE SHEETS

DECEMBER 31,

	2023	2022
ASSETS
Cash	$23,627	$21,276
Loans held for investment	1,500	2,000
Investment in subsidiaries	438,883	455,548
Preferred investment in unaffiliated mortgage company	3,005	3,005
Investments in non-marketable equity securities	3,855	2,319
Other assets	3,288	1,636
Total assets	$474,158	$485,784

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Junior subordinated debt	$9,830	$9,781
Senior subordinated notes	85,765	85,531
Other liabilities	1,871	1,504
Total liabilities	97,466	96,816
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,693,172 and 24,680,097 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	247	246
Additional paid in capital	313,548	312,722
Retained earnings	84,675	101,850
Accumulated other comprehensive loss	(21,777)	(25,850)
Total Primis stockholders' equity	376,693	388,968
Total liabilities and stockholders' equity	$474,158	$485,784

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2023	2022	2021
Income:
Cash dividends received from bank subsidiary	$20,000	$15,000	$—
Interest income	91	27	—
Gain on debt extinguishment	—	—	573
Other investment income	150	150	—
Total income	20,241	15,177	573
Expenses:
Interest on junior subordinated debt	887	536	355
Interest on senior subordinated notes	5,992	5,111	5,127
Other operating expenses	1,335	1,227	1,236
Total expenses	8,214	6,874	6,718
Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	12,027	8,303	(6,145)
Income tax benefit	(1,470)	(1,408)	(1,280)
Equity in undistributed net income of subsidiaries	(20,797)	4,437	35,978
Net income (loss) to common stockholders	$(7,300)	$14,148	$31,113

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2023	2022	2021
Operating activities:
Net income (loss)	$(7,300)	$14,148	$31,113
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Equity in undistributed net income of subsidiaries	797	(19,436)	(35,978)
Loan forgiven	500	—	—
Gain on debt extinguishment	—	—	(573)
Other, net	(350)	1,228	1,426
Net cash and cash equivalents used in operating activities	(6,353)	(4,060)	(4,012)
Investing activities:
Net increase in loans	—	(2,000)	—
Increase in preferred investment in mortgage company	—	—	(3,064)
Increase in non-marketable equity securities investments	(1,536)	(1,889)	(430)
Dividend from subsidiaries	20,000	15,000	—
Net cash and cash equivalents provided by (used in) investing activities	18,464	11,111	(3,494)
Financing activities:
Extinguishment of subordinated debt	—	—	(20,000)
Proceeds from exercised stock options	146	572	1,526
Repurchase of restricted stock	(31)	(11)	(14)
Cash dividends paid on common stock	(9,875)	(9,853)	(9,807)
Net cash and cash equivalents provided by (used in) financing activities	(9,760)	(9,292)	(28,295)
Net change in cash and cash equivalents	2,351	(2,241)	(35,801)
Cash and cash equivalents at beginning of period	21,276	23,517	59,318
Cash and cash equivalents at end of period	$23,627	$21,276	$23,517

21.         RELATED PARTY TRANSACTIONS

During the year, officers, directors, principal shareholders, and their affiliates (related parties) were customers of and had transactions with the Company. Loan activity to related parties is as follows (in thousands):

2023
Balance at January 1,	$27,875
Principal advances	2,197
Principal paid	(2,405)
Transfers in (out) of related party status	(1,057)
Balance at December 31,	$26,610

Primis has also entered into deposit transactions with its related parties. The aggregate amount of these deposit accounts were $38.3 million and $15.9 million as of December 31, 2023 and 2022, respectively.

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

Our involvement with VIEs includes our investments in PFH, low income housing tax credit funds, and non-marketable and other equity securities.

PFH

PFH is a separate legal entity that owns the rights to the Panacea Financial brand and intellectual property with a goal of growing and monetizing those assets. The Panacea Financial Division of the Bank has a partnership agreement with PFH and is the primary bank partner as of December 31, 2023. The substantial activities between PFH and the Panacea Financial Division of the Bank along with limited activities of PFH outside of its relationship with the Company as of December 31, 2023, resulted in the Company concluding that it had a controlling financial interest in PFH and as the primary beneficiary, the Company consolidated PFH as of December 31, 2023. As of December 31, 2023, PFH had approximately $24.0 million of cash and a nominal amount of prepaid insurance assets and $3.1 million of accrued legal and other liabilities that are included in the Company’s consolidated balance sheet. PFH’s cash is on deposit with the bank and it is eliminated in consolidation. PFH’s assets may only be used to settle PFH’s liabilities and PFH’s creditors do not have any recourse to the Company related to PFH’s liabilities. During the year ended December 31, 2023, the Company did not provide any financial or other support to PFH that is was not contractually required to provide.

Low Income Housing Tax Credits

The general purpose of housing equity funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The Company applies the proportional amortization method to its low income housing tax credits.

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

The low income housing tax credit funds were carried at $2.7 million and $3.4 million at December 31, 2023 and 2022, respectively. Tax credits, net of amortization recognized related to these investments during the years ended December 31, 2023 and 2022 were $1 thousand and $4 thousand, respectively. Additional capital calls expected for the funds totaled $0.2 million and $0.4 million at December 31, 2023 and 2022, respectively and are accrued for in other liabilities on the consolidated balance sheets.

The non-marketable and other equity investments were carried at $5.9 million and $4.4 million at December 31, 2023 and 2022, respectively. We also make commitments on the subscription agreements entered into for the investments in non-marketable equity securities. For additional details, see Note 16 – Financial Instruments with Off-Balance Sheet Risks.

The Company’s maximum exposure to loss from unconsolidated VIEs is the higher of the investment recorded on the Company’s consolidated balance sheets or the commitment on the investment. As of December 31, 2023 and 2022, the maximum exposure to loss for our unconsolidated VIEs was $10.2 million and $11.0 million, respectively.

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

Management identified three material weaknesses during the year ended December 31, 2023, over the Company’s internal controls over financial reporting. The material weaknesses were related to:

(i)	accounting determinations for transfers of financial assets including lack of a formally designed process and procedure for evaluation of loan transfers. The existing procedures did not outline the process to be taken and individuals to be involved in assessment of the proper accounting for loan transfers and were not sufficient enough to facilitate a proper conclusion on loan transfer transactions.
(ii)	the process for evaluation of credit losses on the third party managed consumer loan portfolio including evaluating recent actual loss history on the portfolio relative to previous model inputs. The existing process relies on publicly available peer data for historical credit loss characteristics to inform our allowance calculation because the portfolio is relatively new and did not have an extended credit loss history to serve as the primary source of credit loss history when constructing the model. Management did not have a detailed process for review of recent actual portfolio loss trends and incorporation of those trends into the allowance determination.
(iii)	accounting evaluation for a complex agreement with a third-party that sources and manages a portfolio of consumer loans for the Company. The existing process did not appropriately facilitate a thorough evaluation of the entire transaction and did not include the involvement of individuals with the necessary expertise to enable identification of complex accounting matters in the agreement and to conclude on them.

(b) Management’s Report on Internal Control Over Financial Reporting. Management of Primis Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for Primis Financial Corp. (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Primis Financial Corp. conducted an evaluation of the effectiveness of our internal control over Primis’ financial reporting as of December 31, 2023 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is not effective as of December 31, 2023. The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weaknesses in internal controls, which were disclosed in the Company's Current Report on Form 8-K on March 1, 2024 and the material weakness that resulted from the Company’s implementation of change to the accounting for a third-party managed consumer loan portfolio which was the subject of a “pre-clearance” consultation with the SEC’s Office of the Chief Accountant as described in Form 12b-25 on March 18, 2024, Amendment No. 1 filed April 1, 2024, Form 12b-25 filed May 13, 2024, and Form 12b-25 filed August 12, 2024. Notwithstanding the material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in this Annual Report on Form 10-K, for the year ended December 31, 2023, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.

Remediation Plans

(i)  Loan transfers

Management continues to review and make changes to the overall design of its internal control environment, including implementing additional internal controls over the identification of loan transfer transactions and management review of the transactions. The Company has added additional internal controls to its financial close and reporting process to enhance the effectiveness of internal controls over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period. The Company has made progress in the remediation efforts related to the material weakness and anticipates the control weakness to be remediated by the end of 2024.

The Company’s remediation efforts include:

●	created a specific control in its quarterly financial close process to facilitate the identification of loan transfers and trigger an accounting review;
●	created a process to assess loan transfers in accordance with applicable accounting guidance;
●	established procedures to enable the accounting assessment in accordance with U.S. GAAP; and
●	developed criteria that facilitates the decision process for use of outside legal counsel to assist in evaluating the legal isolation requirement.
(ii)	Third party consumer loan allowance

Management continues to review and make changes to the overall design of its internal control environment, including implementing additional internal controls over its allowance for credit losses process related to more timely review and incorporation of portfolio-specific credit loss trends its allowance calculation process for the third party managed consumer loan portfolio. The portfolio of consumer loans is relatively new and has a limited amount of loss history on which to rely in determining expected credit losses, which resulted in management using comparable peer credit loss data that was publicly available. However, recent portfolio performance has resulted in management considering the use of actual credit loss history more prominently in the allowance determinations as trends have started to become present that are in deviation from the publicly available peer loss data. As a result, management is currently implementing efforts to:

●	compile more asset quality information on the consumer portfolio from the third party that is managing the portfolio;
●	obtain the third party’s projections of future credit losses of the portfolio for analysis and consideration in our expected credit loss calculations; and
●	collaborate with the third party to implement a process to receive actual credit loss history and projections on a more timely basis to enable us to assess the information and incorporate it into our credit loss estimates.
(iii)	Third-party managed loan agreement

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

(c) Changes in Internal Control over Financial Reporting. As a result of the acquisition of Primis Mortgage, the Company integrated Primis Mortgage into its internal control over financial reporting process during the year ended December 31, 2023. Except for the changes in connection with this integration of Primis Mortgage and the material weaknesses noted above, there were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

As previously reported in the Company’s Current Report on Form 8-K filed on March 1, 2024, the Company will be restating its financial statements for each of the first three quarters of 2023. In connection with the restatement, and as soon as practicable, the Company will file amended Quarterly Reports on Form 10-Q/A as of and for the three months ended March 31, 2023, as of and for the three and six months ended June 30, 2023, and as of and for the three and nine months ended September 30, 2023.  In addition, the Company presently anticipates that it will file an Amended Current Report on Form 8-K/A in respect of and to restate the Company’s most recent earnings release and investor presentation. The Company also anticipates filings its Quarterly Reports on Form 10-Q for the three months ended March 31, 2024 and three and six months ended June 30, 2024, which have been delayed due to the late filing of this Form 10-K, as soon as practicable after filing this Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Board of Directors currently consists of ten directors. In accordance with the Company’s Amended and Restated Bylaws, members of the Board of Directors are divided into three classes, Class I, Class II and Class III. The members of each class are elected for a term of office to expire at the third succeeding annual meeting of stockholders following their election.

Any director vacancy occurring after the election may be filled only by a majority vote of the remaining directors, even if there is less than a quorum of the Board of Directors.

The biographies of the directors and executive officers below contains information regarding the person’s service as a director and/or executive officer, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Corporate Governance Committee and the Board of Directors to determine that the person should serve as a director and/or executive officer.Members of the Company’s and the Bank’s Board of Directors are expected to have the appropriate skills and characteristics necessary to function in the Company and Bank’s current operating environment and contribute to its future direction and strategies. These include legal, financial, management and other relevant skills. In addition, the Company looks to achieve a diversified Board, including members with varying experience, age, perspective, residence, background, race, gender, and other demographic characteristics.

The following table sets forth certain information with respect to the Company’s Class I, Class II and Class III directors, and the executive officers of the Company and the Bank who are not also directors:

Name	Age	Positions with the Company and Bank
Directors:
John F. Biagas	59	Class I Director of the Company; Director of the Bank

Robert Y. Clagett	84	Class III Director of the Company; Director of the Bank

Deborah B. Diaz	67	Class III Director of the Company; Director of the Bank

John M. Eggemeyer	76	Class I Director of the Company; Director of the Bank

F. L. Garrett, III	83	Class I Director of the Company; Director of the Bank

Dr. Allen R. Jones Jr.	60	Class I Director of the Company; Director of the Bank

Charles A. Kabbash	87	Class III Director of the Company; Director of the Bank

W. Rand Cook	70	Class II Director of the Company; Director of the Bank

Eric A. Johnson	70	Class II Director of the Company; Director of the Bank

Dennis J. Zember, Jr.	54	Class II Director of the Company; Director of the Bank; President and Chief Executive Officer of each of the Company and the Bank

Executive Officers:
Matthew A. Switzer	46	Executive Vice President and Chief Financial Officer of each of the Company and the Bank

Rickey A. Fulk	57	Executive Vice President of each of the Company and the Bank

Ann-Stanton C. Gore	38	Executive Vice President and Chief Marketing Officer of each of the Company and the Bank

John F. Biagas has been a director of the Company and the Bank since the closing of the Company’s merger with Eastern Virginia Bankshares, Inc. (“EVBS”) in June 2017. Mr. Biagas served as a director of EVBS and Eastern Virginia Bank (“EVB”) from 2014 until 2017, and has been the owner, President and CEO of Bay Electric Co., Inc., an electrical and general contractor located in Newport News, Virginia since 1997. Mr. Biagas is a Master Electrician licensed in four states and the District of Columbia. Bay Electric serves a very diverse client base and specializes in general contracting as well as in design/build general and electrical construction, security/technology solutions and services, and solar photovoltaic. Under Mr. Biagas’ direction, Bay Electric has become one of the fastest growing minority-owned electrical and general construction contractors in the Mid-Atlantic region with annual revenues in excess of $70 million. Mr. Biagas is also the Vice Rector for the Old Dominion University Board of Visitors and serves as vice chair of the Student Advancement Committee and as a member of the Administration and Finance Committee. Mr. Biagas provides the Board of Directors essential guidance related to his business development expertise and general business experience through owning and operating a fast-paced contracting company and working on multi-million dollar projects. Mr. Biagas brings to the Board of Directors extensive experience in identifying potential risks and rewards in real estate development and construction. Mr. Biagas also brings to the Board of Directors leadership skills and oversight experience through his service on numerous local, statewide and national boards, including the U.S. Chamber of Commerce Board of Directors, a founding and current member of the Virginia Chapter of the Young Presidents Organization and as a founding member and director of Virginia Company Bank from its inception in 2005 until its acquisition by EVBS in 2014.

John M. Eggemeyer has been a director of the Company and the Bank since June 15, 2021. Mr. Eggemeyer is a Founder and Managing Principal of Castle Creek Capital LLC which has been an investor in the banking industry since 1990. Mr. Eggemeyer has over 40 years of experience in the banking industry and has been involved in more than 75 bank acquisitions. In 2006, the American Banker honored Mr. Eggemeyer as “Community Banker of the Year” for his success as a builder of community banking companies. Prior to founding Castle Creek, Mr. Eggemeyer spent nearly 20 years as a senior executive with some of the largest banking organizations in the U.S. with responsibilities across a broad spectrum of banking activities. Mr. Eggemeyer has served as the Chairman of PacWest Bancorp since its formation in 2000, is a Board member of The Bancorp, Northpointe Bancshares, Inc. and was a founder and Director of Guaranty Bancorp. Previously, he was Chairman and Chief Executive Officer of White River Capital and a Board member of TCF Financial Corporation, Western Bancorp and American Financial Realty. Mr. Eggemeyer’s civic and philanthropic efforts have been focused in the areas of improving the quality of instruction in education and expanding educational opportunities for lower income students. He was a founder and past President of the Rancho Santa Fe Community School Endowment and was a member of the Rancho Santa Fe School Site Selection Committee. He also helped establish the Minnesota Charter of A Better Chance, a national organization committed to creating improved educational opportunities for minority high school students. Mr. Eggemeyer is a Life Trustee of Northwestern University where he serves on the Finance and Investment Committees and is a past Trustee of the Bishop’s School of La Jolla, California and the Parent Advisory Board at Stanford University. Mr. Eggemeyer holds a Bachelor of Science degree from Northwestern University and an M.B.A. from the University of Chicago. Mr. Eggemeyer brings to the Board of Directors extensive experience in identifying potential risks and rewards in the banking industry. The Company benefits from his experience and counsel as a member of our board.

F.L. Garrett, III has served as a director of the Company and the Bank since the closing of the Company’s merger with EVBS in June 2017. Mr. Garrett served as Vice Chairman of the Board of Directors of EVBS and previously served as Chairman of the Board of Directors of a predecessor of EVB. Mr. Garrett served as a director of the Bank and a predecessor of the Bank from 1982 until June 2017. Mr. Garrett has owned Harborside Storage since 1994, a boat storage company and has been an active realtor with Long & Foster Real Estate in Essex County, Virginia and neighboring areas since 1989. As a local business owner and a successful realtor, Mr. Garrett contributes to the Board of Directors a strong sense of changing economic and market conditions in the Company’s market areas. Mr. Garrett has also developed extensive knowledge of our business during his extended service to the Company, the Bank and one of the Bank’s predecessors.

Dr. Allen R. Jones Jr. has been a director of the Company and the Bank since June 15, 2021. Dr. Jones is a licensed physical therapist in the Commonwealth of Virginia. Dr. Jones is the owner and CEO of Dominion Physical Therapy, a practice he founded in 1990 and has since expanded to six locations in the Hampton Roads region. Virginia has been Dr. Jones’ home since 1987, the year he completed his degree in physical therapy from the University of Connecticut. Dedicated to continuing education, he earned a Doctor of Physical Therapy degree from Rocky Mountain University School of Health Professions in Provo, Utah, in 2014 and also holds a postgraduate certification in Clinical Management of Head, Facial and Neck Pain and TMJ Disorders. He has been a member of the American Physical Therapy Association since 1988. Dr. Jones’ passion for high-quality care has led to numerous awards for his practice, as well as statewide leadership positions. In 2014, Gov. Terry McAuliffe appointed him to the Virginia State Board of Physical Therapy. Dr. Jones was reelected as Chairman of the Board of Physical Therapy for the state of Virginia on August 11, 2020, where he previously served as Chairman in 2017 and 2018. Dr. Jones served as Chairman for two consecutive years (2019-2021) for the Board of Health Professions. For three decades, Dr. Jones has worked hard to foster a spirit of community involvement and service through his practice. In 2014, Dr. Jones provided financial and staffing support for a collaborative trip with Old Dominion specialists to the Dominican Republic to educate clinical staff there on the treatment of autism spectrum disorder. Dr. Jones serves as a board member of Norfolk State University Foundation and Old Dominion University School of Physical Therapy & Athletic Training. Dr. Allen contributes to the Board of Directors with strong ties to its surrounding communities in the Company’s market areas. Dr. Allen has also developed extensive knowledge of our business as he served as our Hampton Advisory Board Chairman since 2018.

W. Rand Cook has been serving as Chairman of the Board of each the Company and the Bank since 2020. Mr. Cook has also served as a director of the Company and the Bank since the closing of the Company’s merger with EVBS in June 2017. Mr. Cook served as Chairman of the Board of Directors of EVBS and served as a director of EVB and a predecessor of EVB from 2000 until June 2017. Mr. Cook is a Partner in the law firm of McCaul, Martin, Evans and Cook, P.C., where he has been practicing law since 1985, and is the Commissioner of Accounts for Hanover County Circuit Court. Mr. Cook holds both MBA and JD degrees, and maintains an active law practice that focuses on corporate law and debtor and creditor rights. Mr. Cook brings experience in corporate governance, strategic planning and financial planning to the Board of Directors, and his legal background gives Mr. Cook valuable insight into various legal risks that the Company may encounter. Previously, Mr. Cook worked with the Virginia General Assembly, which provides Mr. Cook with a unique perspective on state legislative and regulatory environments.

Eric A. Johnson has served as a director of the Company and the Bank since the closing of the Company’s merger with EVBS in June 2017. For over 45 years, Mr. Johnson has been in the real estate business. Mr. Johnson has served as a real estate broker with Mason Realty in Middlesex, Virginia since 1976 and served as a director of EVB and a predecessor of EVB from 1988 until June 2017. In addition, Mr. Johnson previously owned Urbanna Market and Urbanna Builders Supply, both of which generated multi-million dollar annual sales. Mr. Johnson brings experience in local real estate markets to the Board of Directors, as well as entrepreneurial spirit, business judgment and knowledge of local business markets that he has developed through his business ventures.

Dennis J. Zember, Jr. has served as a director of the Company and the Bank since February 2020. Mr. Zember was appointed President and Chief Executive Officer of both the Company and the Bank on February 19, 2020. Mr. Zember was previously Executive Vice President and Chief Operating Officer of Ameris Bancorp from June 2016 through June 2018 and Chief Financial Officer of Ameris Bancorp from February 2005 through December 2017. The Company believes Mr. Zember’s qualifications to sit on the Board of Directors include his extensive banking experience from years spent as an executive in the industry.

Robert Y. Clagett has served as a director of the Company and the Bank since August 2014. Mr. Clagett has practiced law in the State of Maryland since 1967, with a primary focus in real estate law. He previously served as a director of Prince George’s Federal Savings Bank commencing in 1967 and was elected President and Chief Executive Officer in 1968. Mr. Clagett served as President of Prince George’s Federal Savings Bank from 1968 to 2005, and served as Chief Executive Officer from 1968 to 2014. The Company believes Mr. Clagett’s qualifications to sit on the Board of Directors include his extensive banking experience and legal expertise.

Deborah B. Diaz has served as a director of the Company and the Bank since October 2020. Ms. Diaz is CEO of Catalyst ADV, a technology and strategic growth advisory firm, and venture capital advisor developing new business markets and industry partnership opportunities since 2016. Catalyst ADV currently provides advisory services to high tech, transportation and aerospace clients such as Google, Boeing, Dell Technologies, Leidos, Equinix, PTC and many other notable public companies. Previously, Ms. Diaz served as Chief Technology Officer and Deputy Chief Information Officer at the National Aeronautics and Space Administration responsible for global system infrastructure, investment oversight, risk management, data management, innovation and technology infusion from 2009 to 2016. As Chief Information Officer for Science and Technology of the Department of Homeland Security, she was responsible for all global defense and research system infrastructure and manufacturer delivery to support a $1 billion portfolio from 2002 to 2007. She has also served as a senior government executive and international consultant in the areas of intellectual property, patents, digital transformation, data forensics, and foreign joint ventures. Ms. Diaz serves on the advisory boards of Dell Technologies; Intel Corporation; Equinix, Inc.; Raytheon Forcepoint and on the National Association of Corporate Directors (“NACD”) Capital Area Chapter Board. Ms. Diaz has also previously served on multiple private company and non-profit boards. Ms. Diaz was NACD Directorship Certified in 2019. The Company believes Ms. Diaz qualifications to sit on the Board of Directors include her extensive operational experience as a technology executive and strategic cybersecurity expert focused on digital transformation and risk management.

Charles A. Kabbash has served as a director of the Company and the Bank since April 2005. Mr. Kabbash is the owner of 414 Associates, a real estate investment and holding company, operating primarily in the Charlottesville, Virginia area since 1984. Mr. Kabbash has also served a partner in Kabbash, Fox & Gentry Commercial Real Estate since 2009 and is the owner of Kabbash Business Brokerage, which negotiates the purchase or sale of businesses. Both of these firms also operate primarily in the Charlottesville area. In addition, Mr. Kabbash is the co-owner, along with his wife, Rebecca Gentry, of CandR LLC, a company investing in emerging businesses. Mr. Kabbash was a realtor at Summit Realty from 2002 to 2009. Mr. Kabbash is heavily involved in the business, political and civic community in Charlottesville, Virginia. The Company believes Mr. Kabbash’s qualifications to sit on the Board of Directors include his management and operational expertise from years spent as a professional realtor, investor and consultant.

Executive Officers of the Company

Matthew A. Switzer has served as Executive Vice President and Chief Financial Officer of the Company and the Bank since January 2021. Mr. Switzer served as Managing Director at Stephens, Inc. from June 2015 to January 2021. Prior to that, Mr. Switzer served at Keefe, Bruyette & Woods, a Stifel Company, from July 2005 to May 2015, most recently as Managing Director.

Rickey A. Fulk has served as Executive Vice President of the Company and the Bank since October 2023. Mr. Fulk has worked for Primis Bank (or its predecessors) since 1998 in various commercial capacities, most recently as the regional executive for the Richmond and Hampton Roads areas. Mr. Fulk is an active leader in the community with a passion for supporting animal rescue and the local humane society.

Ann-Stanton C. Gore has served as Executive Vice President and Chief Marketing Officer of the Company and the Bank since September 2021. Prior to that, Ms. Gore served as Senior Vice President and Director of Corporate Communications of Ameris Bank from 2019 to 2021. Ms. Gore served as Senior Vice President and Director of Corporate Marketing of Ameris Bank from 2018 to 2019. Ms. Gore previously served as Vice President and Corporate Marketing Manager of Ameris Bank from 2014 to 2018.

CORPORATE GOVERNANCE

Audit Committee

The members of the Audit Committee are currently Robert Y. Clagett (Chairman), John F. Biagas, W. Rand Cook (ex-officio), Deborah B. Diaz, and Eric A. Johnson, all of whom the Board has determined to be “independent directors” as defined under the NASDAQ Stock Market listing standards and in Section 10A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has determined that all of the Audit Committee members have the financial knowledge, business experience and independent judgment necessary for service on the Audit Committee. The Board has further determined that Robert Y. Clagett has the requisite attributes of an “audit committee financial expert” as defined by the rules and regulations of the SEC, and has the financial literacy and accounting or financial qualifications and experience to provide effective oversight of the Audit Committee. The Audit Committee operates pursuant to a written charter, which is available electronically in the corporate governance section of the Investor Relations page of the Company’s website at www.primisbank.com.

As set forth in the Audit Committee’s charter, the functions of the Audit Committee are to assist the Board in its oversight of:

●	the integrity of the Company’s financial statements;
●	the adequacy of the Company’s system of internal controls;
●	the Company’s compliance with regulatory requirements;
●	the qualifications and independence of the Company’s independent registered public accountants; and

●	the performance of the Company’s independent registered public accountants and of the Bank’s internal audit function.

In carrying out these responsibilities, the Audit Committee, among other things:

●	monitors the preparation of quarterly and annual financial reports by the Company’s management;
●	supervises the relationship between the Company and its independent registered public accountants, including: having direct responsibility for their appointment, compensation and retention; reviewing the scope of their audit services; approving audit and non-audit services; and confirming the independence of the independent registered public accountants; and
●	oversees management’s implementation and maintenance of effective systems of internal and disclosure controls, including review of the Company’s policies relating to legal and regulatory compliance, ethics and conflicts of interests and review of the Bank’s internal auditing program.

The Audit Committee’s meetings include, whenever appropriate, executive sessions with the Company’s independent registered public accountants and with the Bank’s internal auditors, in each case without the presence of the Company’s or the Bank’s management. The Audit Committee met seven (7) times during 2023.

As part of its oversight of the Company’s financial statements, the Audit Committee reviews and discusses with both management and the independent registered public accountants all annual and quarterly financial statements prior to their issuance. During 2023, management of the Company advised the Audit Committee that each set of financial statements reviewed had been prepared in accordance with generally accepted accounting principles, and reviewed significant accounting and disclosure issues with the Audit Committee.

Policy On Insider Trading

We have adopted an Insider Trading Policy to promote compliance with federal, state and foreign securities laws that prohibit certain persons who are aware of material non-public information about a company from: (i) trading in securities of that company; or (ii) providing material non-public information about the Company or about other companies doing business with the Company to persons who may trade on the basis of that information. Our insider trading policy includes pre-clearance requirements and procedures for our officers and directors prior to effecting a transaction.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics that applies to all directors, officers and employees, including the Company’s Chairman of the Board, the Company’s President and Chief Executive Officer and senior financial officers. The Board designed the Code of Ethics in an effort to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of conflicts of interest, full, fair and accurate disclosure in filings and other public communications made by the Company, compliance with applicable laws, prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code. The Code of Ethics is available electronically in the corporate governance section of the Investor Relations page of the Company’s website at www.primisbank.com.

Delinquent Section 16 Reports

The members of the Board, the executive officers of the Company and persons who hold more than 10% of our common stock (collectively, the “Reporting Persons”) are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of the Company’s securities on Form 3 and transactions in the Company’s securities on Forms 4 or 5. Based solely on its review of the copies of such forms received by it and written representations from the Company’s executive officers and directors, the Company believes that, for the fiscal year ended December 31, 2023, the Section 16(a) filing requirements were complied with by all the Reporting Persons during and with respect to such year, except that Julia E. Fredricks did not timely file a Form 4 for two purchase transactions occurring on February 24, 2023 and March 14, 2023. Such transactions have since been reported on a Form 4 filed on February 8, 2024.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This section discusses the Company’s compensation program, including how it relates to the executive officers named in the compensation tables that follow (who we sometimes refer to below and elsewhere in this Annual Report on Form 10-K as the “named executive officers”). The executive officers of the Company currently hold the same executive officer positions with the Bank and all executive compensation is paid by the Bank for services performed by executives of the Bank. Accordingly, the following discussion of executive compensation relates to the compensation by the Bank to executives of the Bank.

The primary objective of our executive compensation program is to attract, retain and motivate key employees and enable those persons to participate in the long-term success of the Company while also advancing the interests of our stockholders. As such, the compensation program is designed to provide levels of compensation which are reflective of both the individual’s and the organization’s performance in achieving certain goals and objectives and in helping to build value for our stockholders. Set forth below is an analysis of our compensation program, the material compensation policy decisions we have made under this program and the material factors that we considered in making those decisions. Our named executive officers (the “NEOs”) are:

●	Dennis J. Zember, Jr., President and Chief Executive Officer
●	Matthew A. Switzer, Executive Vice President and Chief Financial Officer;
●	Rickey A. Fulk(1), Executive Vice President;
●	G. Cody Sheflett, Jr.(2), former Executive Vice President, Chief Operating Officer and Chief Information Officer; and
●	Ann-Stanton C. Gore, Executive Vice President and Chief Marketing Officer.
(1)	Mr. Fulk was appointed Executive Vice President on October 2, 2023.
(2)	Mr. Sheflett passed away on January 16, 2024.

Overview of Compensation Program

The Compensation Committee of the Board of Directors is responsible for developing and making recommendations to the Board with respect to the Company’s executive compensation policies. John F. Biagas, Robert Y. Clagett,  and F.L. Garrett III serve on the Compensation Committee (the “Compensation Committee”). The Compensation Committee, along with the Board, has reviewed the compensation policies and practices for all employees and concluded that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on the Company.

Compensation Philosophy and Objectives

The fundamental objectives of the Bank’s executive compensation policies are to ensure that Bank executives are provided incentives and compensated in a way that advances both the short- and long-term interests of stockholders while also ensuring that the Company and the Bank are able to attract, retain and motivate executive management talent. Accordingly, compensation is based on: (1) the employee’s individual performance and his or her ability to lead the Company and the Bank to achieve their respective financial goals, (2) the Company’s consolidated financial performance and (3) compensation compared to peer institutions’ executive compensation. In making decisions with respect to any element of an executive officer’s compensation, the Compensation Committee considers the total compensation that may be awarded to the executive officer, including salary, annual bonus, long-term equity incentive compensation, accumulated realized and unrealized stock option gains, and the dollar value to the executive and cost to the Company of all perquisites and other personal benefits. The Compensation Committee’s goal is to award compensation that is reasonable when all elements of potential compensation are considered.

The Compensation Committee believes tying compensation to Company performance is critical for ensuring management alignment with shareholders, particularly for CEO compensation. As discussed further below, executive compensation in 2023 was heavily influenced by the Company’s earnings performance for the year.

Setting Executive Compensation

In reviewing the 2023 compensation of each of our executive officers, the Compensation Committee reviewed all components of his or her respective compensation, including base salary, annual bonus, long-term equity incentive compensation, accumulated realized and unrealized stock option gains, and the dollar value to the executive and cost to the Company of all perquisites and other personal benefits. In addition, the Compensation Committee reviewed each executive officer’s compensation history and performance information and the market data discussed below.

Role of Compensation Consultant and Market Data

In 2023, the Compensation Committee engaged Pearl Meyer (the “Consultant”) to provide advice with respect to executive officer and director compensation for 2023. The Consultant periodically attended the Compensation Committee’s meetings, including executive sessions, and provided information and advice independent of management and, at the direction of the Compensation Committee Chairman, assisted management with various activities that support the Company’s executive compensation program. The Compensation Committee considered the independence of the Consultant in light of the SEC rules and NASDAQ listing standards and concluded that the work of the Consultant did not raise any conflicts of interest. The Consultant did not provide any services to the Company other than executive compensation-related services.

The Consultant reviewed a peer group comprised of 24 mid-Atlantic U.S. banks ranging in assets from $2.3 billion to $6.0 billion, with median assets of $3.2 billion and median market cap of $406 million. The peer group consisted of the following banks: ACNB Corporation, American National Bankshares, Blue Ridge Bankshares, C&F Financial Corporation, Capital City Bank Group, CapStar Financial Holdings, Carter Bankshares, City Holding, CNB Financial, Codorus Valley Bancorp, Colony Bankcorp, First Bank, First Community Bancshares, HomeTrust Bancshares, MetroCity Bankshares, Mid Penn Bancorp, MVB Financial, Orrstown Financial Services, Peoples Financial Services, SmartFinancial Inc., Southern First Bancshares, Summit Financial Group, Shore Bancshares, Inc. and Wilson Bank Holding Company. The Consultant reviewed base salary, total cash compensation, targeted total cash compensation and targeted total direct compensation of our executive officers as compared to the peer group.

The Company did not benchmark the compensation of its named executive officers to a certain percentage or range of compensation within the market data provided by the Consultant. Instead, the Compensation Committee used this information as a point of reference for measurement, but not as the determinative factor in setting the compensation of the Company’s named executive officers. The Compensation Committee did not use the compensation data to “target” a specific compensation level for any given executive. Rather, the Compensation Committee used its understanding of peer group compensation as a starting point for its decision making.

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

Role of Executives in Establishing Compensation

In early 2023, the Compensation Committee made all decisions with respect to compensation of Mr. Zember, subject to review and approval by the full Board of Directors. Mr. Zember reviewed the performance of the Company’s executive officers (other than himself) and, based on that review, recommended to the Compensation Committee amounts payable to such other executive officers, including the other named executive officers. Mr. Zember was not involved with any aspect of determining his own pay.

Consideration of Last Year’s Advisory Stockholder Vote on Executive Compensation

At the 2023 annual meeting of stockholders (the “2023 Annual Meeting”), approximately 94% of the shares represented and entitled to vote at the annual meeting were voted to approve the compensation of the Company’s named executive officers, as discussed and disclosed in the proxy statement for the 2023 Annual Meeting. The Compensation Committee concluded that the results of the advisory say-on-pay vote reflected stockholder support of our compensation program. In light of this support, the Compensation Committee did not make material changes to our executive compensation program.

Components of Executive Compensation

The principal components of the executive compensation program of the Company (through the Bank) are:

●	base salary;
●	cash incentive awards;
●	long-term equity incentive awards;
●	perquisites and other personal benefits; and
●	severance protection through employment agreements.

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

Effective March 1, 2023, the Compensation Committee approved an increase to the base salary of the following executive officers: Mr. Zember, 5.0% to $674,872; Mr. Switzer, 4.8% to $329,994; Mr. Fulk, 19.4% to $225,722; Mr. Sheflett, 5.3% to $299,984 and Ms. Gore, 4.0% to $256,160. Effective April 1, 2023, the Compensation Committee approved an increase to the base salary of Mr. Fulk, 11.1% to $250,799 and effective September 28, 2023, the Compensation Committee further approved an increase to the base salary of Mr. Fulk, 20.0% to $300,959 in connection with his promotion to Executive Vice President.

Non-Equity Incentive Compensation

The Compensation Committee spent considerable time in 2023, in coordination with the full Board of Directors and the CEO, aligning targets for incentive pay with the Company’s short-term goals. In 2023, the Compensation Committee established the following goals with high and low ranges of achievement around the target and with each goal weighted equally:

		Incentive Payout Rates Versus Targets
Financial Measure	Weighting	75%	100%	125%	Actual

Net Income as Percent of Budget(1)	35%	90%	100%	110%	72%
Non-Brokered Deposit Growth(2)	25%	10%	15%	20%	25%
Gross Loan Growth(3)	20%	6%	8%	10%	9%
Year-End Nonperforming Assets / Assets(4)	20%		0.50%		0.19%
(1)	Reported net income for 2023, adjusted for certain one-time items, as a percentage of budgeted net income for 2023.
(2)	Represents growth in non-brokered deposits from December 31, 2022 to December 31, 2023.
(3)	Represents growth in gross loans held for investment, excluding Paycheck Protection Program balances, from December 31, 2022 to December 31, 2023.
(4)	Represents the level of nonperforming assets to total assets by December 31, 2023. This metric was measured on a pass or fail basis in the incentive plan.

Targets incentive percentages of base salary were determined for executive management. These targets combined with the payout ranges above would determine short-term incentives. The following table shows the target incentive payout levels for each named executive assuming midpoint performance on the established goals:

				Calculated
			Target	Incentive	Actual
		Target	Incentive	Payment	Incentive	Actual
Named Executive	Salary ($)	(% of Salary)	Payment ($)	(at 74%) ($)	Payment ($)	(% of Salary)

Dennis J. Zember, Jr.	$674,872	50%	$337,436	$249,703	$—	0%
Matthew A. Switzer	329,994	35%	115,498	85,468	—	0%
Rickey A. Fulk	300,959	30%	90,288	66,813	—	0%
G. Cody Sheflett	299,984	35%	104,994	77,696	—	0%
Ann-Stanton C. Gore	256,160	30%	76,848	56,868	—	0%

As noted above, actual results relative to 2023 goals implied a payout of 74% of targeted incentive amounts for the year. However, the Compensation Committee noted that, while progress on multiple strategic initiatives was made in 2023, net income for the year was below expectations. As a result, the Compensation Committee used its discretion to eliminate short-term incentive payments for executive management for 2023.

Long-Term Equity Incentive Awards

The Company maintains an equity compensation program for its named executive officers and other key employees, in order to attract, retain and motivate key employees and enable those persons to participate in the long-term success of the Company. In 2021, the Compensation Committee began including performance-based grants in management’s long-term equity incentive awards to increase the alignment of management incentives with long-term goals versus time-based grants alone. For 2022 and 2023, the Compensation Committee chose to make all awards performance-based. The performance-based restricted stock units are convertible, on a one-for-one basis, into shares of stock based on the level of achievement of the Company’s adjusted earnings per share compound annual growth over the 5-year performance period commencing the year of the grant. The following table details the performance targets and payout levels for the 2022 and 2023 performance unit grants.

Adjusted EPS CAGR(1)		Payout
2022	2023	Factor

12%	10%	150%
10%	8%	100%
8%	6%	75%
6%	5%	50%
< 6%	< 5%	0%
(1)	Calculated as the five year compound annual growth rate in credit-adjusted pre-tax operating earnings per share beginning the year of the grant.

Amendment to Mr. Zember’s Performance Units. During 2023, the Compensation Committee amended Mr. Zember’s 2021 and 2022 performance units (collectively, the “Zember Performance Unit Amendment”) to provide that (i) with respect to the 2021 performance units, to the extent that the Company meets the performance targets that would entitle Mr. Zember to earn more than 50,000 shares upon settlement of the award in 2026 (or, in certain limited circumstances, an earlier date as provided in the award agreement), Mr. Zember’s award will be limited at 50,000 shares of stock and he will be entitled to the cash value of any shares earned in excess of 50,000 (with the value of any cash awards received by Mr. Zember in 2026 limited to $500,000); and (ii) with respect to the 2022 performance units, to the extent that the Company meets the performance targets that would entitle Mr. Zember to earn more than 50,000 shares upon settlement of the award in 2027 (or, in certain limited circumstances, an earlier date as provided in the award agreement), Mr. Zember’s award will be limited at 25,233 shares of stock, and he will be entitled to the cash value of any shares earned in excess of 25,233 (with the value of any cash awards received by Mr. Zember in 2027 limited to $500,000). The terms of Mr. Zember’s 2023 performance units are consistent with those provided in the Zember Performance Unit Amendment.

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

Employment Agreements

During 2023, the Company and the Bank were party to employment agreements with our named executive officers. The Compensation Committee and the Bank believe that the employment and change-in-control agreements are a critical tool in retaining our executive team. These agreements also include certain protections for the Company and the Bank in the form of post-employment restrictive covenants.

Employment Agreement with Mr. Zember. Effective December 20, 2022, the Company entered into an amended and restated employment agreement with Mr. Zember, President and Chief Executive Officer of the Company and the Bank. The amended and restated agreement amends and restates in its entirety the original employment agreement with

Mr. Zember, dated February 19, 2020 (the “Original Employment Agreement”). The amended and restated employment agreement is substantially the same as the Original Employment Agreement, except as described herein. Pursuant to the amended and restated agreement, Mr. Zember’s base salary was set at $642,735 to align with his 2022 base salary, with eligibility for annual increases at the Compensation Committee’s discretion, and the Company committed to providing Mr. Zember life insurance in the amount of $5,000,000, with fifty percent (50%) of the proceeds directed to the Company and fifty percent (50%) of the proceeds directed to Mr. Zember’s designated beneficiary. The amended and restated agreement also provides that if Mr. Zember’s employment is terminated without cause or he resigns for good reason following a change in control, then his performance-based equity awards will be deemed to have been earned as of his termination date based upon the actual level of achievement of all relevant performance goals measured as of the date of such termination.

Employment Agreement with Mr. Switzer. Effective January 10, 2021, the Company was party to an employment agreement with Mr. Switzer, pursuant to which Mr. Switzer serves as Executive Vice President and Chief Financial Officer of the Company and the Bank. The employment agreement has an initial two-year term that would expire on January 10, 2023, subject to automatic two-year renewals unless either party provided written notice of non-renewal no later than sixty days before any renewal date. Mr. Switzer’s employment agreement provides for an annual base salary and eligibility for equity awards and annual bonuses and certain other benefits, and payment of private club dues. Mr. Switzer’s employment agreement also provided that any incentive compensation paid to Mr. Switzer, including both equity and cash incentive compensation, is subject to repayment or clawback as further described in the agreement.

Employment Agreement with Mr. Fulk. Effective October 25, 2023, the Company entered into an employment agreement with Mr. Fulk, pursuant to which Mr. Fulk serves as Executive Vice President of the Company and the Bank. The employment agreement has an initial two-year term that would expire on September 13, 2023, subject to automatic two-year renewals unless either party provided written notice of non-renewal no later than sixty days before any renewal date. Mr. Fulk’s employment agreement provides for an annual base salary and eligibility for equity awards and annual bonuses and certain other benefits, and payment of private club dues. Mr. Fulk’s employment agreement also provided that any incentive compensation paid to Mr. Fulk, including both equity and cash incentive compensation, is subject to repayment or clawback as further described in the agreement.

Employment Agreement with Ms. Gore. Effective September 13, 2021, the Company entered into an employment agreement with Ms. Gore, pursuant to which Ms. Gore serves as Executive Vice President and Chief Marketing Officer of the Company and the Bank. The employment agreement has an initial two-year term that would expire on September 13, 2023, subject to automatic two-year renewals unless either party provided written notice of non-renewal no later than sixty days before any renewal date. Ms. Gore’s employment agreement provides for an annual base salary and eligibility for equity awards and annual bonuses and certain other benefits, and payment of private club dues. Ms. Gore’s employment agreement also provided that any incentive compensation paid to Ms. Gore, including both equity and cash incentive compensation, is subject to repayment or clawback as further described in the agreement.

Clawback Policy

We maintain a clawback policy (the “Clawback Policy”) that complies with the applicable NASDAQ listing standards and Rule 10D-1 under the Securities Exchange Act of 1934. In the event of a restatement of the reported financial results of the Company due to material non-compliance with financial reporting requirements, the Compensation Committee will recover reasonably promptly the amount of all erroneously awarded compensation received by a current or former executive officer during the covered period (within the meaning of such terms as provided in the NASDAQ listing standards).

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

John F. Biagas (Chairman)

Robert Y. Clagett

F.L. Garrett III

The foregoing Compensation Committee Report shall not be deemed under the Securities Act or the Exchange Act to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such report by reference.

DIRECTOR COMPENSATION

Appropriate compensation is critical to attracting, retaining and motivating directors who have the qualities necessary to serve the Corporation as a director and who meet the guidelines set forth by our Governance Committee.  The following discusses the Company’s approach to director compensation.

Stock Ownership Policy

In December of 2022, the Board adopted stock ownership guidelines for directors of the Company to further align the Board’s long-term interests with those of the Company’s stockholders.  Before their third anniversary as a board member, directors must own unencumbered shares with a minimum value equal to 100% of the average annual board compensation.

To encourage further stock ownership by its directors, the Bank maintains a stock matching program pursuant to which it funds the purchase of additional shares of Company common stock on behalf of a director in an amount equal to 125% of the shares of Company common stock otherwise purchased by the director, up to an annual value of $25,000 per director.

2023 Director Fees

In 2023, each non-employee member of the Board of Directors received an annual retainer of $30,000 and the chairman of each board committee received an additional annual retainer of $2,500, in each case payable quarterly. During 2023, all board meetings of the Company and the Bank were joint meetings, with the Chairman of the Board receiving $2,000 per meeting attended and each non-employee director receiving $1,000 per meeting attended. For special meetings of the Company and the Bank, all non-employee directors received $1,000 per meeting attended. For all committee meetings, the non-employee directors received $700 per meeting attended. Each non-employee director of the Bank and the Company also receives reimbursement for any travel, food and lodging expenses. Directors who are also employees of the Company or the Bank received no additional compensation for their service as a director.

2023 Director Compensation(1)

The following table contains information concerning the compensation of the directors of the Company and the Bank for the fiscal year ended December 31, 2023. The named executive officers who also serve (or served) as directors did not receive any compensation for their service as directors for the fiscal year ended December 31, 2023.

	Fees Earned or	All Other
	Paid in Cash	Compensation
Name	($)	($)(2)	Total ($)
John F. Biagas	53,500	25,000	78,500
Robert Y. Clagett	53,500	25,000	78,500
W. Rand Cook	80,200	25,000	105,200
Deborah B. Diaz	50,100	25,000	75,100
John M. Eggemeyer	45,800	-	45,800
F.L. Garrett, III	50,800	25,000	75,800
Eric A. Johnson	48,000	25,000	73,000
Allen R. Jones, Jr.	43,800	25,000	68,800
Charles A. Kabbash	47,200	25,000	72,200
(1)	Non-employee directors were not awarded stock options or stock awards in 2023. As of December 31, 2023, none our non-employee directors held any stock awards.
(2)	Represents the value of the shares of Company common stock purchased by the director for which the Bank provided funding pursuant to the Company’s stock matching program described above.

Summary Compensation Table

The following table provides information regarding the compensation paid or accrued by the Company to or on behalf of the Company’s named executive officers for the fiscal years ended December 31, 2023, 2022, and 2021.

							Change in
							Pension
							Value and
						Non-equity	Nonqualified
						Incentive	Deferred
Name and					Stock	Plan	Compensation	All Other
Principal Position		Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Earnings ($)	Compensation ($)		Total ($)

Dennis J. Zember, Jr.		2023	$672,194	$-	$459,000	$-	$-	$65,500	(2)	$1,196,693
President and Chief Executive Officer		2022	639,112	-	498,102	250,000	-	45,963		1,433,177
		2021	617,500	-	631,575	341,550	-	27,142		1,617,767

Matthew A. Switzer		2023	328,750	-	102,000	-	-	26,716	(3)	457,466
Executive Vice President and		2022	312,500	-	106,470	100,000	-	28,261		547,231
Current Chief Financial Officer		2021	291,023		199,340	110,000	-	42,302		642,665

Rickey A. Fulk		2023	256,667	-	102,000	-	-	15,345	(4)	374,011
Executive Vice President

G. Cody Sheflett		2023	298,750	-	102,000	-	-	3,957	(5)	404,707
Executive Vice President and		2022	277,175	-	94,640	80,000	-	4,890		456,705
Chief Information Officer		2021	236,708	-	97,500	84,000	-	4,535		422,743

Ann-Stanton C. Gore	(7)	2023	259,167	-	102,000	-	-	11,596	(6)	372,762
Executive Vice President and
Chief Marketing Officer

(1)	Represents the aggregate grant date fair value of stock awards and performance units awarded pursuant to the Company’s 2010 Stock Awards and Incentive Plan (the “2010 Plan”) and the 2017 Plan in the applicable fiscal year, computed in accordance with FASB ASC Topic 718. No options were granted in 2023, 2022 or 2021. The grant date fair value of stock awards granted in 2023, 2022 and 2021 and the performance units granted in 2023, 2022 and 2021 were based on the fair market value of the stock on the grant date. The grant date fair value of the performance units was calculated using the target number of units granted, which is the target level of performance achievement under the 2023, 2022 and 2021 performance units. The grant date fair value of the performance units granted in 2023 assuming, instead, maximum level of performance achievement is as follows: Mr. Zember, $688,500; Mr. Switzer, $153,000; Mr. Fulk, $153,000; Mr. Sheflett, $153,000; and Ms. Gore, $153,000.The grant date fair value of the performance units granted in 2022 assuming, instead, maximum level of performance achievement is as follows: Mr. Zember, $747,153; Mr. Switzer, $159,705; Mr. Sheflett, $141,960; and Ms. Gore, $124,215. The grant date fair value of the performance units granted in 2021 assuming, instead, maximum level of performance achievement is as follows: Mr. Zember, $947,363; Mr. Switzer, $73,125; and Mr. Sheflett, $73,125.
(2)	The amount included as “All Other Compensation” for 2023 includes: (i) 401(k) matching contribution ($18,307), (ii) dividends on restricted stock ($3,600), (iii) matching contribution to a Health Savings Account ($1,000), (iv) reimbursement of club dues ($39,970), and (v) imputed income related to group term life insurance ($2,622).
(3)	The amount included as “All Other Compensation” for 2023 includes: (i) 401(k) matching contribution ($14,794), (ii) dividends on restricted stock ($2,895), (iii) matching contribution to a Health Savings Account ($1,000), (iv) reimbursement of club dues ($6,936), and (v) imputed income related to group term life insurance ($1,092).
(4)	The amount included as “All Other Compensation” for 2023 includes: (i) benefit from imputed income as a beneficiary of BOLI ($950), (ii) 401(k) matching contribution ($11,550), (iii) dividends on restricted stock ($560), and (iv) imputed income related to group term life insurance ($2,285).

(5)	The amount included as “All Other Compensation” for 2023 includes: (i) restricted stock dividends ($2,065), (ii) imputed income as a beneficiary of a BOLI ($384), and (iii) imputed income related to group term life insurance ($1,508).
(6)	The amount included as “All Other Compensation” for 2023 includes: (i) 401(k) matching contribution ($9,471), (ii) dividends on restricted stock ($1,620), and (iii) imputed income related to group term life insurance ($505).
(7)	Ms. Gore was not a named executive officer in 2022 or 2021.

2023 Grants of Plan-Based Awards

The following table contains information about the named executive officers’ grants of stock units during 2023, all of which were granted under the 2017 Plan. No stock options were granted during 2023.

									All Other	Grant Date
									Stock Awards:	Fair Value of
									Number of	Stock and
			Estimated Possible Payouts Under			Estimated Possible Payouts Under			Shares of	Option
			Non-Equity Incentive Plan Awards ($)			Equity Incentive Plan Awards (#)			Stock or	Awards ($) (2)
Name	Grant Date		Threshold	Target (1)	Maximum	Threshold	Target	Maximum	Units (#)	Target

Dennis J. Zember, Jr.	11/16/2023	(3)	$-	$-	$-	-	45,000	67,500	$-	$459,000
			-	337,436	367,805	-	-	-	-	-

Matthew A. Switzer	11/16/2023	(3)	-	-	-	-	10,000	15,000	-	102,000
			-	115,498	125,893	-	-	-	-	-

Rickey A. Fulk	11/16/2023	(3)	-	-	-	-	10,000	15,000	-	102,000
			-	90,288	98,414	-	-	-	-	-

G. Cody Sheflett	11/16/2023	(3)	-	-	-	-	10,000	15,000	-	102,000
			-	104,994	114,444	-	-	-	-	-

Ann-Stanton C. Gore	11/16/2023	(3)	-	-	-	-	10,000	15,000	-	102,000
			-	76,848	83,764	-	-	-	-	-

(1)	Reflects target payout levels for Annual Incentive Award payments.
(2)	Reflects the grant date fair value of the stock awards computed in accordance with FASB ASC Topic 718.
(3)	Reflects 2023 performance units which are eligible to vest on March 15, 2028, based on achievement of pre-established performance goals and, in the case of Mr. Zember, subject to the terms and conditions provided in the Zember Performance Unit Amendment.

As described earlier in this Annual Report on Form 10-K/A, the financial statements included in Part II, Item 8. Financial Statements and Supplementary Data, were restated as of and for the year ended December 31, 2022 to correct the accounting for the Consumer Program. The error corrections required a recovery analysis under the Clawback Policy, which was effective from and after October 2, 2023, in accordance with Section 5608 of the Nasdaq Listing Rules. The Clawback Policy is filed with this Annual Report on Form 10-K as Exhibit 97. In accordance with the Nasdaq Listing Rules, the Clawback Policy only applies to incentive compensation received on or after October 2, 2023. Accordingly, any incentive compensation received prior to that date is not subject to recovery under the Clawback Policy.

The Compensation Committee concluded that recovery of compensation was not required pursuant to the Clawback Policy because none of the “incentive compensation” covered by the Clawback Policy that otherwise may have been impacted by the restatement has been paid or otherwise settled to the executive officers. As described earlier in this Annual Report on Form 10-K, the Compensation Committee used its discretion to eliminate short-term incentive payments for executive management for 2023. No amounts have been settled or otherwise paid with respect to the 2021 Performance Units, 2022 Performance Units and 2023 Performance Units because their respective performance periods have not yet concluded. Amounts earned, if any, under the 2021 Performance Units, 2022 Performance Units and 2023 Performance Units” will be paid based on appropriately restated metrics following the conclusion of the respective performance periods.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table contains information concerning the named executive officers’ outstanding stock options, stock awards and stock units as of December 31, 2023.

	Option Awards				Stock Awards
					Equity Incentive Plan Awards		Number of	Market Value
	Number of	Number of			Number of	Market or Payout	Shares or	of Shares
	Securities	Securities			Unearned Shares,	Value of Unearned	Units of	or Units
	Underlying	Underlying	Option		Units, or Other	Shares, Units, or	Stock	of Stock
	Unexercised	Unexercised	Exercise	Option	Rights That Have	Other Rights That	That Have	That Have
	Options (#)	Options (#)	Price	Expiration	Not Vested	Have Not Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($) (1)	(#)	($) (1)

Dennis J. Zember, Jr.	-	-	$-	-	-	$-	8,000	$101,280	(2)
	-	-	-	-	42,105	533,049	-	-	(3)
	-	-	-	-	42,105	533,049	-	-	(4)
	-	-	-	-	45,000	569,700	-	-	(5)

Matthew A. Switzer	-	-	-	-	-	-	4,800	60,768	(6)
	-	-	-	-	-	-	1,950	24,687	(7)
	-	-	-	-	3,250	41,145	-	-	(3)
	-	-	-	-	9,000	113,940	-	-	(4)
	-	-	-	-	10,000	126,600	-	-	(5)

Rickey A. Fulk	-	-	-	-	-	-	400	101,280	(8)
	-	-	-	-	-	-	800	101,280	(9)
	-	-	-	-	10,000	126,600	-	-	(5)

G. Cody Sheflett	2,500	-	10.47	7/22/2024	-	-	-	-
	4,000	-	11.43	6/19/2025	-	-	-	-
	4,500	-	11.99	6/17/2026	-	-	-	-
	-	-	-	-	-	-	800	10,128	(8)
	-	-	-	-	-	-	1,600	20,256	(9)
	-	-	-	-	-	-	1,950	24,687	(7)
	-	-	-	-	3,250	41,145	-	-	(3)
	-	-	-	-	8,000	101,280	-	-	(4)
	-	-	-	-	10,000	126,600	-	-	(5)

Ann-Stanton C. Gore	-	-	-	-	-	-	3,000	37,980	(7)
	-	-	-	-	7,000	88,620	-	-	(4)
	-	-	-	-	10,000	126,600	-	-	(5)
(1)	Market value is calculated based on $12.66, the closing price of the Company’s Common Stock on the NASDAQ Global Market on December 29, 2023, the last trading day of 2023.
(2)	The restricted shares vest in two approximately equal installments on each of February 19, 2024 and 2025.
(3)	Reflects the 2021 performance units (at target) which are eligible to vest on March 15, 2026 based on the level of achievement of the Company’s adjusted EPS compound annual growth during the performance period commencing January 1, 2021 and ending December 31, 2025, and, in the case of Mr. Zember, subject to the terms and conditions provided in the Zember Performance Unit Amendment (the “2021 Performance Units”).
(4)	Reflects the 2022 performance units (at target) which are eligible to vest on March 15, 2027 based on the level of achievement of the Company’s adjusted EPS compound annual growth during the performance period commencing January 1, 2022 and ending December 31, 2026, and, in the case of Mr. Zember, subject to the terms and conditions provided in the Zember Performance Unit Amendment (the “2022 Performance Units”).
(5)	Reflects the 2023 performance units (at target) which are eligible to vest on March 15, 2028 based on the level of achievement of the Company’s adjusted EPS compound annual growth during the performance period commencing

January 1, 2023 and ending December 31, 2027, and, in the case of Mr. Zember, subject to the terms and conditions provided in the Zember Performance Unit Amendment (the “2023 Performance Units”).
(6)	The restricted shares vest in three approximately equal installments on each of January 11, 2024, 2025 and 2026.
(7)	The restricted shares vest in two approximately equal installments on each on September 1, 2024 and 2025.
(8)	The restricted shares vest on January 24, 2024.
(9)	The restricted shares vest in two approximately equal installments on each of February 14, 2024 and 2025.
(10)	The restricted shares vest in three approximately equal installments on each of September 13, 2024, 2025 and 2026.

2023 Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($) (1)

Dennis J. Zember, Jr.	-	$-	4,000	$47,760
Matthew A. Switzer	-	-	2,250	26,702
Rickey A. Fulk	-	-	1,200	9,096
G. Cody Sheflett	-	-	2,750	34,732
Ann-Stanton C. Gore	-	-	1,000	8,380
(1)	Reflects the number of shares of stock vesting multiplied by the price per share of Company common stock on the vesting date.

Potential Payments Upon Termination or Change in Control

Employment Agreement with Mr. Zember. On February 19, 2020, the Company and the Bank entered into an employment agreement with Mr. Zember, which agreement was amended and restated on December 20, 2022. If Mr. Zember resigns for good reason or if the Company terminates his employment without cause, then he is entitled to receive any accrued obligations under the employment agreement and, subject to his compliance with certain restrictive covenants and the execution, delivery and non-revocation of a release of claims:

●	a lump sum payment equal to three times the sum of (A) his base salary and (B) his highest cash bonus earned with respect to any fiscal year within the three most recently completed fiscal years immediately preceding the termination date, which amount shall be paid in cash on before the 60th day after the termination date,
●	continuing health insurance benefits for himself and his covered spouse and dependents, with such premiums paid by the company, for eighteen months,
●	any issued but unvested restricted stock, stock options, phantom stock or other long-term incentive will be deemed to be fully vested as of the date of termination, and
●	if such termination follows a change in control, his performance-based equity awards will be deemed to have been earned as of his termination date based upon the actual level of achievement of all relevant performance goals measured as of the date of such termination, subject to the Zember Performance Unit Amendment with respect to the performance units granted in 2021 and 2022.

Employment Agreements with Ms. Gore and Messrs. Fulk and Switzer. On September 13, 2021, October 25, 2023 and January 10, 2021, the Company entered into an employment agreement with Ms. Gore, Mr. Fulk and Mr. Switzer, respectively. Pursuant to their employment agreements, if the executive resigns for good reason or the Company terminates his or her employment without cause, the executive is entitled to receive any accrued obligations under the employment agreement and, subject to the executive’s compliance with certain restrictive covenants and execution, delivery and non-revocation of a release of claims:

●	a lump sum payment equal to two times the sum of the executive’s (A) base salary and (B) highest cash bonus earned with respect to any fiscal year within the two most recently completed fiscal years immediately preceding the termination date (or if the termination occurs in within the first year of the employment period, 50% of base salary), which amount will be paid in cash on before the 60th day after the termination date,
●	a pro rata bonus payment based on actual performance for the year of termination;

●	continuing health insurance benefits for himself and his covered spouse and dependents, with such premiums paid by the company, for eighteen months; and

●	any issued but unvested restricted stock, stock options, phantom stock or other long-term incentive will be deemed to be fully vested as of the date of termination,

Code Section 280G. Under the employment agreements with Messrs. Zember, Switzer and Fulk and Ms. Gore, if the payments and benefits under the employment agreement, together with other payments and benefits the executive may have the right to receive, on account of a change in control would exceed the maximum limit imposed on the total of such payments and benefits by Section 280G of the Code (without triggering the excise tax imposed under Section 4999 of the Code), the agreement provides for a comparison of two alternative scenarios for addressing Section 280G and Section 4999 of the Code, and the application of the scenario that leaves the executive in the more favorable net after-tax position. Specifically, the executive will receive whichever of the following is more favorable to him  or her on a net after-tax basis: (i) the payments and benefits reduced to the extent necessary so that none of the payments or benefits is subject to the excise tax or (ii) the full amount of the payments and benefits, which is subject to the excise tax, with the executive being responsible for paying any excise tax imposed.

Restrictive Covenants. Each employment agreement contains confidentiality provisions and covenants not to compete and not to solicit customers or employees that are in effect for 18 months after termination of employment.

Definitions. or purposes of the employment agreements:

●	the executive will generally have “good reason” to terminate his or her employment if the company negatively changes certain important aspects of the executive’s employment, including reducing the executive’s authority, responsibility or salary, removes the executive from his or her position, moves the executive’s principal office a material distance, reduces the executive’s fringe benefits, fails to comply with any material term of the agreement, fails to require any successor to expressly assume and agree to perform the obligations under the agreement, or provides written notice of non-renewal of the initial term or any renewal term of the agreement; and
●	termination for “cause” generally includes the executive’s willful misconduct, misappropriation or embezzlement of funds or property, fraud or dishonesty, failure to perform material duties or responsibilities or failure to follow reasonable instructions or policies, conviction of, indictment for or entry of a guilty plea or plea of no contest with respect to a felony or misdemeanor involving moral turpitude, breach of a material term of the agreement or material violation of applicable policies, codes and standards of behavior, willful violation of any final cease-and-desist order, breach of a fiduciary duty or conduct likely to result in material injury to the Company or the Bank.

Treatment of Stock Awards upon a Change in Control

For stock awards granted under the 2017 Plan, in the event of a “change of control” (as defined in the 2017 Plan), the Compensation Committee may, as to any outstanding award, either at the time an award is made or any time thereafter, take any one or more of the following actions in its discretion and without the consent of the participant: (i) provide for acceleration of the vesting, delivery, and exercisability of, and the lapse of time-based and/or performance-based vesting restrictions with respect to, any award so that such award may be exercised or realized in full on or before a date initially fixed by the Compensation Committee; (ii) provide for the purchase, settlement, or cancellation of any award by the Company, for an amount of cash equal to the amount that could have been obtained upon the exercise of such award or realization of a participant’s rights had such award been currently exercisable or payable; (iii) provide for the replacement of any stock-settled award with a cash-settled award; (iv) make such adjustment to any such award then outstanding as the Compensation Committee deems appropriate to reflect such change of control and to retain the economic value of the award; or (v) cause any award then outstanding to be assumed, or new rights substituted therefor, by the acquiring or surviving corporation in such change of control.

Upon the occurrence of a change in control, any unvested shares of time-based restricted stock will become vested. The performance unit agreements provide that if there is a change of control prior to the last day of the performance period, then (i) if the units are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change of control, then the target number of performance units will vest and convert to shares as of the date of the change of control; or (ii) if the units are assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change of control, then the target number of performance units will become fully vested if the grantee resigns for good reason or is terminated without cause within two years following the change in control. Notwithstanding the foregoing, Mr. Zember’s amended and restated employment agreement provides that if he is terminated without cause or resigns for good reason following a change in control, then his performance units will be deemed to have been earned as of his termination date based upon the actual level of achievement of all relevant performance goals measured as of the date of such termination, subject to the Zember Performance Unit Amendment.

Treatment of Awards upon Termination of Employment Without Cause, Death or Disability

Pursuant to the 2017 Plan, if the executive’s employment or service is terminated due to death or disability, any unvested shares of time-based restricted stock will become vested. With respect to the performance units granted in  2022 and 2021, if the executive’s employment with the Company terminates by reason of grantee’s death or disability at any time prior to the last day of the performance period, then a pro rata portion of the target award will vest and convert to shares of stock on the date of such termination, subject to the Zember Performance Unit Amendment in the case of Mr. Zember. The performance unit agreements also provide that if the executive’s employment is terminated without cause at any time prior to the last day of the performance period, then the target number of units will vest and convert to shares on the date of such termination, subject to the Zember Performance Unit Amendment in the case of Mr. Zember.

Summary of Potential Benefits. The tables below reflect estimates of the amount of compensation that would be payable to the named executive officers upon a qualifying termination under the agreements and plans described above on December 31, 2023. Actual amounts that would be paid out can only be determined at the time of such qualifying termination. Mr. Sheflett passed away on January 16, 2024, and his estate received life insurance payouts (two times his salary plus additional insurance purchased), BOLI payouts, vesting of restricted stock and stock units, and exercise of options.

Termination without Cause or Resignation for Good Reason

			Health		Value of
	Cash		Insurance		Unvested
	Severance		Benefits		Equity Awards	Other	Total
Name	($)		($)		($) (1)	($)	($)
Dennis J. Zember, Jr.	$3,049,265	(2)	$22,644	(3)	$1,737,079	$-	$4,808,988
Matthew A. Switzer	859,988	(4)	22,644	(3)	367,140	-	1,249,772
Rickey A. Fulk	601,918	(4)	12,600	(3)	329,160	-	943,678
Ann-Stanton C. Gore	512,321	(4)	-		253,200	-	765,521
(1)	Reflects the value of unvested performance units (at target) and restricted stock based on $12.66 per share as of December 29, 2023, subject to the Zember Performance Unit Amendment in the case of Mr. Zember, and assumes, in the event of a change in control, that the awards were not assumed in connection with the transaction.
(2)	Reflects an amount equal to three (3) times the sum of Mr. Zember’s base salary plus highest cash bonus earned with respect to any fiscal year within the three (3) most recently completed fiscal years.
(3)	Reflects the cost of continued payment of an amount equal to the employer-paid portion of the monthly medical premium for the participant and his or her covered spouse and dependents on the date of termination for eighteen (18) months.
(4)	Reflects an amount equal to two (2) times the sum of executive’s base salary plus highest cash bonus earned with respect to any fiscal year within the two (2) most recently completed fiscal years.

Change in Control (without a termination of employment)

	Value of
	Unvested
	Equity Awards	Total
Name	($) (1)	($)
Dennis J. Zember, Jr.	$1,737,079	$1,737,079
Matthew A. Switzer	367,140	367,140
Rickey A. Fulk	329,160	329,160
Ann-Stanton C. Gore	253,200	253,200

Death or Disability
	Value of
	Unvested
	Equity Awards	Total
Name	($) (2)	($)
Dennis J. Zember, Jr.	$674,419	$674,419
Matthew A. Switzer	123,899	123,899
Rickey A. Fulk	97,060	97,060
Ann-Stanton C. Gore	69,208	69,208
(1)	Reflects the value of unvested performance units (at target) and restricted stock based on $12.66 per share as of December 29, 2023, subject to the Zember Performance Unit Amendment in the case of Mr. Zember, and assumes that the awards were not assumed in connection with the transaction.
(2)	Reflects the value of unvested performance units (prorated at target) and restricted stock based on $12.66 per share as of December 29, 2023, subject to the Zember Performance Unit Amendment in the case of Mr. Zember.

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported below should not be used as a basis for comparison between companies.

For 2023, our last completed fiscal year, the median of the annual total compensation of all employees of the Company (other than our CEO) was $53,934 and the annual total compensation of our CEO, as reported in the Summary Compensation Table included in this Annual Report on Form 10-K, was $1,196,693. Based on this information, for 2023, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 22 to 1.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustment and estimates that we used were as follows:

●	We selected December 31, 2023 as the date upon which we would identify the “median employee.” As of December 31, 2023, we had 511 employees working at the Company and its consolidated subsidiaries.
●	We used taxable income as reported on Form W-2 as our consistently applied compensation measure, with the measurement period being calendar year 2023.
●	We determined that the “median employee” was a full-time, salaried employee located in the United States, with total compensation for the 12-month period ending December 31, 2023 in the amount of $53,934.
●	With respect to the annual total compensation of the “median employee,” we identified and calculated the elements of such employee’s compensation for 2023 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.
●	The annual total compensation of our CEO was $1,196,693, which is the amount reported in the “Total” column of our 2023 Summary Compensation Table included in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company Common Stock as of September 16, 2024, by (1) each director, director nominee and named executive officer of the Company, (2) each person who is known by the Company to own beneficially 5% or more of the Common Stock and (3) all directors, director nominees and named executive officers as a group. Unless otherwise indicated, based on information furnished by such stockholders, management of the Company believes that each person has sole voting and dispositive power over the shares indicated as owned by such person and the address of each stockholder is the same as the address of the Company.

		Number of Shares		Percentage
		of Common Stock		Beneficially
Name	Position With the Company and the Bank	Owned		Owned (1)
5% or Greater Holders:

The Banc Funds Company, L.L.C	Investor	1,628,521	(2)	6.58%
20 North Wacker Drive, Suite 3300
Chicago, IL 60606

BlackRock, Inc.	Investor	1,832,377	(3)	7.40%
55 East 52nd Street
New York, NY 10055

Castle Creek Capital Partners VII, LP and	Investor and Director	1,887,777	(4)	7.62%
John M. Eggemeyer				.
6051 El Tordo
PO Box 1329
Rancho Santa Fe, CA 92067

Directors and Executive Officers:
Dennis J. Zember, Jr	Chief Executive Officer of the Company and the Bank Director of the Company and the Bank	199,767	(5)	*
John F. Biagas	Director of the Company and the Bank	74,366	(6)	*
Robert Y. Clagett	Director of the Company and the Bank	43,116		*
W. Rand Cook	Director of the Company and the Bank	37,852	(7)	*
Deborah B. Diaz	Director of the Company and the Bank	14,814		*
F.L. Garrett, III	Director of the Company and the Bank	37,509	(8)	*
Eric A. Johnson	Director of the Company and the Bank	42,061	(9)	*
Allen R. Jones, Jr.	Director of the Company and the Bank	14,055	(10)	*
Charles A. Kabbash	Director of the Company and the Bank	236,257	(11)	*

Matthew A. Switzer	Executive Vice President and Chief Financial Officer of the Company and the Bank	89,226	(12)	*
Rickey A. Fulk	Executive Vice President of the Company and the Bank	10,527	(13)	*
Ann-Stanton C. Gore	Executive Vice President and Chief Marketing Officer of the Company and the Bank	7,371	(14)	*

Directors, Director Nominees and Executive Officers as a Group (14 persons)		2,694,698		10.88%
*	Indicates ownership which does not exceed 1.0%.
(1)	The percentage beneficially owned was calculated based on 24,722,734 shares of Company Common Stock outstanding as of September 16, 2024, and assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of Company Common Stock held by such stockholder or group and exercisable within 60 days of September 16, 2024.
(2)	The information regarding beneficial ownership is included in reliance on a Schedule 13G/A filed with the SEC on February 6, 2023 jointly by Banc Fund IX L.P. ("BF IX"), an Illinois Limited Partnership, Banc Fund X L.P. ("BF

X"), an Illinois Limited Partnership, and TBFC Financial Technologies Fund L.P. (collectively, the "Reporting Persons"). The general partner of BF IX is MidBan IX L.P. ("MidBan IX"), whose principal business is to be a general partner of BF IX. The general partner of BF X is MidBan X L.P. ("MidBan X"), whose principal business is to be a general partner of BF X. The general partner of TBFC Financial Technologies Fund L.P. is MidBan XI L.P. ("MidBan XI"), whose principal business is to be a general partner of TBFC Financial Technologies Fund L.P. The general partner of MidBan IX, MidBan X, and MidBan XI is The Banc Funds Company, L.L.C., ("TBFC"),whose principal business is to be a general partner of MidBan IX, MidBan X, and MidBan XI. TBFC is an Illinois corporation whose principal shareholder is Charles J. Moore. Mr. Moore has been the manager of BF IX, BF X and TBFC Financial Technologies Fund L.P., since their respective inceptions. As manager, Mr. Moore has voting and dispositive power over the securities of the issuer held by each of those entities. As the controlling member of TBFC, Mr. Moore will control TBFC, and therefore each of the Partnership entities directly and indirectly controlled by TBFC.
(3)	The information regarding beneficial ownership is included in reliance on a Schedule 13G filed with the SEC on January 26, 2024, by BlackRock, Inc.
(4)	The information regarding beneficial ownership is included in reliance on a Schedule 13D/A filed with the SEC on February 23, 2021 jointly by (i) Castle Creek Capital Partners VII, LP, a Delaware limited partnership (“Fund VII”) and a private equity fund focused on investing in community banks throughout the United States of America; (ii) Castle Creek Capital VII LLC, a Delaware limited liability company (“CCC VII”), whose principal business is to serve as the sole general partner of, and manage, Fund VII; (iii) Castle Creek Capital Partners IV, LP, a Delaware limited partnership (“Fund IV”) and a private equity fund focused on investing in community banks throughout the United States of America; and (iv) Castle Creek Capital IV LLC, a Delaware limited liability company (“CCC IV”), whose principal business is to serve as the sole general partner of, and manage, Fund IV. Mr. Eggemeyer is the Managing Principal of each above listed Castle Creek entity. In addition to the 1,887,364 shares owned by Castle Creek Capital Partners VII, LP, Mr. Eggemeyer owns 413 shares individually.
(5)	Includes 8,000 shares of Restricted Common Stock granted under the 2017 Equity Compensation Plan. See “Outstanding Equity Awards at 2023 Fiscal Year-End” table for vesting of restricted stock.
(6)	Includes 10,233 shares of Common Stock held of record by an IRA account for the benefit of Mr. Biagas.
(7)	Includes 7,537 shares of Common Stock held of record by an IRA account for the benefit of Mr. Cook.
(8)	Includes 6,693 shares of Common Stock held by Mr. Garrett's spouse.
(9)	Includes (a) 9,622 shares of Common Stock held of record by an IRA account for the benefit of Mr. Johnson and (b) 297 shares held by Mr. Johnson’s spouse.
(10)	Includes 4,091 share held in a Trust for the benefit of Mr. Jones.
(11)	Includes (a) 140,045 shares of Common Stock held in The Charles A. Kabbash Revocable Trust, (b) 19,657 shares of Common Stock held of record by an IRA account for the benefit of Mr. Kabbash, and (c) 372 shares of Common Stock held in a trust for his granddaughter.
(12)	Includes (a) 40,000 shares of Common Stock held jointly by Mr. Switzer and his spouse, (b) 10,000 shares of Common Stock held in an Irrevocable Trust, (c) 20,000 shares of Common Stock held of record by an IRA account for the benefit of Mr. Switzer, and (d) 6,750 shares of Restricted Common Stock granted under the 2017 Equity Compensation Plan. See “Outstanding Equity Awards at 2023 Fiscal Year-End” table for vesting of restricted stock.
(13)	Includes (a) 941 shares of Common Stock held jointly by Mr. Fulk and his spouse, (b) 1,626 shares of Common Stock held of record by an IRA account for the benefit of Mr. Fulk, and (d) 1,200 restricted shares of Common Stock granted under the 2017 Equity Compensation Plan. See “Outstanding Equity Awards at 2023 Fiscal Year-End” table for vesting of restricted stock.
(14)	Includes (a) 1,255 shares of Common Stock held jointly by Ms. Gore and her spouse, and (b) 3,000 shares of Restricted Common Stock granted under the 2017 Equity Compensation Plan. See “Outstanding Equity Awards at 2023 Fiscal Year-End” table for vesting of restricted stock.

Item 13. Certain Relationships, Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Related Party Employees

Sharon C. Taylor, the daughter of Marie T. Leibson, Executive Vice President and Chief Credit Officer of the Company and the Bank, is employed as a Vice President of the Bank, and received a salary, bonus and stock awards totaling approximately $119,193 in 2023, as well as benefits consistent with those provided to other employees with equivalent qualifications and responsibilities.

Christian D. Zember, the nephew of Dennis J. Zember, Jr, Chief Executive Officer of the Company and the Bank, is employed as a small business banker of the Bank, and received a salary totaling approximately $81,439 in 2023, as well as benefits consistent with those provided to other employees with equivalent qualifications and responsibilities.

Relationships in the Ordinary Course

Many of the directors and executive officers of the Company and the Bank and their associates, which include corporations, partnerships and other organizations in which they are officers or partners or in which they and their immediate families have at least a 5% interest, are customers of the Bank. Loans to directors and executive officers and certain significant stockholders of the Company and the Bank are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by the Bank to executive officers, directors and certain significant stockholders of the Company and the Bank satisfy the following standards: the loans (i) are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons unaffiliated with the Company and (ii) do not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2023, there were 37 such loans outstanding totaling $25.1 million in the aggregate. The Company expects the Bank to have such transactions or transactions on a similar basis with the directors, executive officers and certain significant stockholders of the Company and the Bank and their associates in the future.

Policy Concerning Related Party Transactions

Pursuant to the Company’s policy, the Board of Directors is required to review all related party transactions for potential conflicts of interest. For purposes of this policy, a “related person transaction” generally means a transaction where the amount involved exceeds $120,000 and in which a related person has a direct or indirect material interest. A “related person” under the policy generally means (1) a director, director nominee or executive officer of the Company; (2) a person who is known to be the beneficial owner of more than five percent of any class of our common stock; and (3) any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of the director, executive officer, nominee, or more than five percent beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee, or more than five percent beneficial owner. Under the policy, any related party transaction may be consummated or may continue only (1) if the Board approves or ratifies such transaction and if the transaction is on terms comparable to those that could be obtained in arms’-length dealings with an unrelated third party, (2) if the transaction involves compensation that has been approved by the Company’s Compensation Committee or (3) if the transaction has been approved by the disinterested members of the Board of Directors. The Board may approve or ratify the related party transaction only if the Board determines that, under all of the circumstances, the transaction is in the best interests of the Company.

DIRECTOR INDEPENDENCE

During the review by the Company’s Board of Directors of director independence, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates, including those reported under “Certain Relationships and Related Party Transactions” below. The Board also considered whether there were any transactions or relationships between directors or any member of their immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of the Company’s senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined that all of the Company’s current directors, with the exception of Dennis J. Zember, Jr., are independent directors as defined by the listing standards of the NASDAQ Stock Market. Mr. Zember is considered to be an “inside” director because of his employment as a senior executive of the Company. The independent directors of the Company hold executive sessions from time to time without the Chief Executive Officer or any other member of management present.

Item 14. Principal Accounting Fees and Services

The Independent Registered Public Accounting Firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Tysons, Virginia.

The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2023 and 2022 by Forvis Mazars, LLP:

	2023	2022
Audit fees (1)	$2,570,396	$1,078,517
Audit related fees (2)	92,292	57,987
Tax fees (3)	153,300	6,825
All other fees	—	—

(1)	Includes fees billed for professional services rendered in connection with the audits of the Company’s annual consolidated financial statements, audit of internal control over financial reporting and quarterly reviews of the Company’s consolidated financial statements.
(2)	Includes fees billed for professional services rendered in connection with the audit of the Company’s employee benefit plan, housing and urban development audit on the mortgage company and various accounting consultations.
(3)	Includes fees billed for tax consultations specific to research and development work.

The Audit Committee will consider, on a case-by-case basis, and approve, if appropriate, all audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Pre-approval of such services is required unless a “de minimis” exception is met. To qualify for the “de minimis” exception, the aggregate amount of all such services provided to the Company must constitute not more than five percent of the total amount of revenues paid by the Company to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided; such services were not recognized by the Company at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Committee or by one or more members of the Committee to whom authority to grant such approval has been delegated by the Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)     Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2023 and 2022

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows -Years ended December 31, 2023, 2022 and 2021

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
10.4+

Form of Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-8 (Registration No. 333-166511))

10.5+

Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.9 to Primis Financial Corp.’s (formerly Southern National’s) Current Report on Form 8-K filed on June 26, 2017)

10.6+

Primis Financial Corp. (formerly Southern National Bancorp of Virginia, Inc.) Executive Severance Plan (incorporated herein by reference to Exhibit 10.10 to Primis Financial Corp.’s (formerly Southern National’s) Current Report on Form 8-K filed on June 26, 2017)

10.7+

Form of Subordinated Note Purchase Agreement, dated January 20, 2017 (incorporated herein by reference to Exhibit 10.1 to Primis Financial Corp.’s (formerly Southern National’s) Current Report on Form 8-K filed on January 24, 2017)

10.8+

Change in Control Severance Agreement, dated as of June 1, 2020, by and between Mike Tyler and Primis Financial Corp. (formerly Southern National) (incorporated herein by reference to Exhibit 10.2 to Primis Financial Corp.’s Quarterly Report on Form 10-Q filed on May 10, 2021)

10.9+

Executive Employment Agreement, dated as of January 10, 2021, by and between Matthew Switzer and Primis Financial Corp. (formerly Southern National) (incorporated herein by reference to Exhibit 10.3 to Primis Financial Corp.’s Quarterly Report on Form 10-Q filed on May 10, 2021)

10.10+

Executive Employment Agreement, dated as of June 16, 2021, by and between Tyler Stafford and Primis Financial Corp. (incorporated herein by reference to Exhibit 10.13 to Primis Financial Corp.’s Annual Report on Form 10-K filed on March 14, 2021)

10.11+

Executive Employment Agreement, dated as of September 13, 2021, by and between Ann-Stanton C. Gore and Primis Financial Corp. (incorporated herein by reference to Exhibit 10.14 to Primis Financial Corp.’s Annual Report on Form 10-K filed on March 14, 2021)

10.12+

Amended and Restated Employment Agreement, dated as of December 20, 2022, by and between Dennis J. Zember, Jr. and Primis Financial Corp. (incorporated herein by reference to Exhibit 10.14 to Primis Financial Corp.’s Annual Report on Form 10-K filed on March 15, 2023)

10.13

Stock Purchase Agreement dated April 28, 2022 by and among SeaTrust Mortgage Company, Community First Bank, Inc. and Primis Bank (incorporated herein by reference to Exhibit 10.1 to Primis Financial Corp.’s Current Report on Form 8-K/A filed on June 1, 2022)

10.14+*	Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated as of September 1, 2021, by and between Dennis J. Zember and Primis Financial Corp., effective as of October 26, 2023
10.15+*	Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated as of December 15, 2022, by and between Dennis J. Zember and Primis Financial Corp., effective as of October 26, 2023

Exhibit No.	Description
10.16+*	Executive Employment Agreement, dated as of October 25, 2023, by and among Rickey Allen Fulk, Primis Financial Corp. and Primis Bank
21.0*	Subsidiaries of the Registrant
23.1*	Consent of Forvis Mazars, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Primis Financial Corp. Clawback Policy, adopted by the Board of Directors on November 28, 2023
101

The following materials from Primis Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Extensible Business Reporting Language (Inline XBRL), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	The cover page from Primis Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.

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

Primis Financial Corp.

By:	/s/ Dennis J. Zember, Jr.	Date: October 15, 2024
Dennis J. Zember, Jr.
President and Chief Executive Officer

By:	/s/ Matthew Switzer	Date: October 15, 2024
Matthew Switzer
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15, 2024 Signature	Title

/s/ Dennis J. Zember, Jr.	President and Chief Executive Officer, Director
Dennis J. Zember, Jr.

/s/ John F. Biagas	Director
John F. Biagas

/s/ Robert Y. Clagett	Director
Robert Y. Clagett

/s/ W. Rand Cook	Director
W. Rand Cook

/s/ Deborah Diaz	Director
Deborah Diaz

/s/ F. L. Garrett, III	Director
F. L. Garrett, III

/s/ Eric A. Johnson	Director
Eric A. Johnson

/s/ Charles A. Kabbash	Director

Charles A. Kabbash

/s/ Dr. Allen R. Jones Jr.	Director

Dr. Allen R. Jones Jr.

/s/ John M. Eggemeyer	Director

John M. Eggemeyer